Form 10-Q
period 1998-12-31
MGPX VENTURES INC
filed 1999-02-12
CIK 1071993

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

   /X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934

                For the quarterly period ended December 31, 1998


   / / Transition Report under Section 13 or 15(d) of the Exchange Act For the
       Transition Period from ________ to ___________


                         Commission File Number: 0-24971


                               MGPX Ventures, Inc.
         (Exact name of small business issuer as specified in its charter)

           Nevada                                              95-4067606
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification No.)

                      17337 Ventura Boulevard, Suite 224
                         Encino, California    91316
                 Issuer's Telephone Number:  (818)  981-7074
          (Address and phone number of principal executive offices)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes    No  X
   ---    ---

     The Registrant has 1,509,865 shares of Common stock, par value $.04 per share issued and outstanding as of December 31, 1998.

     Traditional Small Business Disclosure Format (check one)  Yes     No  X
                                                                  ---     ---

                           INDEX TO QUARTERLY REPORT
                               ON FORM 10-QSB


PART I   FINANCIAL INFORMATION
                                                              Page
Item 1.  Financial Statements                                   3
         Balance Sheet (unaudited)                              4
         Statements of Operations (unaudited)                   5
         Statements of Cash Flows (unaudited)                   6

Item 2.  Management's Discussion and Analysis of Plan
         of Operation                                           7


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                      9

Item 2.  Changes in Securities and Use of Proceeds              9

Item 3.  Defaults upon Senior Securities                        9

Item 4.  Submission of Matters to a Vote
         of Security Holders                                    9

Item 5.  Other Information                                      9

Item 6.  Exhibits and Reports on Form 8-K                       9

Signatures                                                     10

                       PART I     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
             (Financial Statements Commence on Following Page)

                                                           MGPX VENTURES, INC.
                                                                BALANCE SHEETS
                               JUNE 30, 1998 AND DECEMBER 31, 1998 (UNAUDITED)

------------------------------------------------------------------------------


                               ASSETS

                                                     June 30,      December 31,
                                                       1998            1998
                                                   -----------     ------------
                                                                    (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                        $   559,102     $   528,246
  Prepaid insurance                                     16,005          13,337
                                                   -----------     -----------

        TOTAL CURRENT ASSETS                       $   575,107     $   541,583
                                                   -----------     -----------
                                                   -----------     -----------

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $       900     $         -
  Preferred stock dividends payable                     45,339          60,452
                                                   -----------     -----------

    Total current liabilities                           46,239          60,452
                                                   -----------     -----------
SHAREHOLDERS' EQUITY
  Convertible Preferred stock, Series B, $0.04
    par value $30 per share liquidation preference
    and certain voting rights
    125,000 shares authorized
    16,792 shares issued and outstanding                   672             672
  Common stock, $0.04 par value
    12,375,000 shares authorized
    1,509,865 shares issued and outstanding             60,395          60,395
  Additional paid-in capital                        12,168,399       2,168,399
  Accumulated deficit                               (1,700,598)     (1,748,335)
                                                   -----------     -----------

      Total shareholders' equity                       528,868         481,131
                                                   -----------     -----------

        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                   $   575,107    $    541,583
                                                   -----------     -----------
                                                   -----------     -----------

                                                           MGPX VENTURES, INC.
                                                      STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS DECEMBER 31, 1998 AND 1997 (UNAUDITED)

------------------------------------------------------------------------------


                                              Three Months Ended         Six Months Ended
                                                  December 31,              December 31,
                                            -----------------------   -----------------------
                                                1998       1997           1998       1997
                                            ----------- -----------   ----------- -----------
                                            (unaudited) (unaudited)   (unaudited) (unaudited)
GENERAL AND ADMINISTRATIVE
  EXPENSES                                  $   26,524  $        -    $   45,818  $        -
                                            ----------  ----------    ----------  ----------

LOSS FROM OPERATIONS                           (26,524)          -       (45,818)          -

OTHER INCOME
  Interest income                                6,129           -        13,194           -
                                            ----------  ----------    ----------  ----------

NET LOSS FROM CONTINUING
  OPERATIONS                                   (20,395)          -       (32,624)          -
                                            ----------  ----------    ----------  ----------

DISCONTINUED OPERATIONS
  Loss from operations, net of
    provision for income taxes of
    $0 (unaudited), $509,568
    (unaudited), $0 (unaudited), and
    $515,058 (unaudited)                             -    (504,944)            -    (497,044)
  Gain on disposition of operations, net
    of provision for income taxes of
    $0 (unaudited)                                   -     207,572             -     207,572
                                            ----------  ----------    ----------  ----------

      Net loss from discontinued
        operations                                   -    (297,372)            -    (289,472)
                                            ----------  ----------    ----------  ----------

NET LOSS                                    $  (20,395) $ (297,372)   $  (32,624) $ (289,472)
                                            ----------  ----------    ----------  ----------
                                            ----------  ----------    ----------  ----------

BASIC LOSS PER SHARE
  From continuing operations                $    (0.01) $        -    $    (0.02) $        -
  From discontinued operations                       -       (0.16)            -       (0.15)
                                            ----------  ----------    ----------  ----------

    TOTAL BASIC LOSS PER SHARE              $    (0.01) $    (0.16)   $    (0.02) $    (0.15)
                                            ----------  ----------    ----------  ----------
                                            ----------  ----------    ----------  ----------

WEIGHTED-AVERAGE SHARES
  OUTSTANDING                                1,509,865   1,872,241     1,509,865   1,872,241
                                            ----------  ----------    ----------  ----------
                                            ----------  ----------    ----------  ----------

                                                           MGPX VENTURES, INC.
                                                      STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)

------------------------------------------------------------------------------


                                                                          1998         1997
                                                                      -----------   -----------
                                                                      (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations                                 $ (32,624)    $       -
  Increase (decrease) in
    Accounts payable                                                       (900)            -
    Prepaids                                                              2,668             -
                                                                      ---------     ---------

      Net cash used in continuing operating activities                  (30,856)            -
      Net cash used in discontinued operating activities                      -       (46,670)
                                                                      ---------     ---------

        Net cash used in operating activities                           (30,856)      (46,670)
                                                                      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Net cash used in discontinued investing activities                      -       (39,976)
                                                                      ---------     ---------

        Net cash used in investing activities                                 -       (39,976)
                                                                      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net cash provided by discontinued financing activities                  -        82,612
                                                                      ---------     ---------

        Net cash provided by financing activities                             -        82,612
                                                                      ---------     ---------

          Net decrease in cash and cash equivalents                     (30,856)       (4,034)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          559,102         4,034
                                                                      ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 528,246     $       -
                                                                      ---------     ---------
                                                                      ---------     ---------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

As a "shell" company, the Company currently has no revenues from operations. The Company's business plan is to identify and complete an acquisition, merger or other transaction that will enhance shareholder value. The Company's Board of Directors is reviewing potential business opportunities, without limiting the scope of its review to only one or a few types of businesses or industries. Currently, the Company has no plans, agreements, arrangements or understandings, written or oral, with respect to any acquisition, merger or similar transaction. No assurances can be given as to the Company's ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the Company if a transaction is completed. A proposed transaction could be subject to significant regulatory, business, financing and other contingencies and might require shareholder and other approvals.

RESULTS OF OPERATIONS

The following is a limited discussion of the results of operations for the quarter ended December 31, 1998 compared to those for the quarter ended December 31, 1997. A comparison of the results of operations for the quarter ended December 31, 1998 are not directly comparable to results for the quarter ended December 31, 1997 because of the sale of substantially all of the Company's net operating assets effective December 31, 1997.

FISCAL 1998 COMPARED TO FISCAL 1997

CONTINUING OPERATIONS. During the quarter ended December 31, 1998, when the Company was operating as a shell corporation, it incurred general and administrative expenses of $26,524. These expenses were mainly comprised of a consulting fee of $14,510 paid to the Company's President and Chief Executive Officer, and approximately $11,000 paid for legal and accounting services. Income for the same period totaled $6,129, and was derived mainly from interest earned on the Company's cash and cash equivalents.

DISCONTINUED OPERATIONS. Effective December 31, 1997, the Company sold substantially all of its net assets used in operations to management for $650,000. Net proceeds were approximately $585,000 after closing costs. As a condition of the transaction, management agreed to the cancellation of its stock options and the sale of their common shares to the Company for $1,000, representing more than a 25% reduction in beneficial control of common shares. As a result, the Company's operations for the quarter ended December 31, 1997 are reported as discontinued operations. The results from discontinued operations for the quarter ended December 31, 1997 included total revenues of approximately $1,296,000 and pre-tax net income from operations of approximately $4,625.

Management anticipates that while the Company operates as a shell corporation, it will incur expenses of approximately $7,500 per month.

Net loss per share for the quarter ended December 31, 1998 was $.01, as compared to $0.00 per share for the quarter ended December 31, 1997.

LIQUIDITY

Working capital at December 31, 1998 was $528,246, comprised of cash and cash equivalents, which management believes is sufficient to cover current operations for at least the next twelve months.

Depending on the success of the Company's efforts to locate a potential candidate for merger or acquisition, management believes that the Company's present working capital may need to be supplemented to support the operations of the merged or acquired company over the next 12 months. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or shareholders), or from industry-available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

                       PART II     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           The Company is not a party to any legal proceedings.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           During the quarter ended December 31, 1998, no matters were submitted to the Company's security holders.


ITEM 5.    OTHER INFORMATION

           None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MGPX VENTURES, INC.
                                       (Registrant)


Dated:  February 12, 1998              /s/ Buddy Young
                                       --------------------------------
                                       Buddy Young, President and Chief
                                       Executive Officer