Form 10QSB/A
period 1998-12-31
MGPX VENTURES INC
filed 1999-02-23
CIK 1071993

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-QSB/A

(Mark One)                     Amendment No. 1

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

                       PART I     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         This amendment is being filed solely to insert the footnotes to the financial statements in this report, which were inadvertently omitted from the original filing.

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


MGPX VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 1998


NOTE 1 - ORGANIZATION AND BUSINESS

     Maple Enterprises, Inc. ("Maple") was incorporated under the laws of the State of Nevada on August 7, 1986. On July 8, 1988, Maple acquired approximately 99% of the outstanding shares of Warner Technologies, Inc. ("Warner"), a privately held California corporation, in exchange for shares of common stock and stock options. On September 16, 1988, Warner merged into Maple, and the name of the surviving company was changed to Warner Technologies, Inc. Warner Technologies, Inc. provided energy efficiency products and services in three principal areas: 1) turnkey lighting retrofits, 2) building automation & control systems, and 3) strategic energy planning services. These products and services were delivered to commercial, industrial, and institutional buildings through contracts with building owners and managers, as well as directly to utilities for their customers' benefit. Warner Technologies, Inc. was headquartered in Los Angeles and maintained regional offices in Boston and San Diego.

     Effective December 31, 1997, Warner Technologies, Inc. sold substantially all of its operations to Thomas S. Hathaway and Joseph A. Ferrari, who were then serving as President and Executive Vice President, respectively, of Warner Technologies, Inc. On March 31, 1998, Warner Technologies, Inc. was renamed MGPX Ventures, Inc. (the "Company"), and Messrs. Hathaway and Ferrari resigned from all of their positions with the Company.

     The Company is currently operating as a "shell" corporation, has minimal operations, and is headquartered in Encino, California. The Company is in the process of identifying potential merger and acquisition candidates.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-SB registration statement, as amended, for the fiscal year ended June 30, 1998. The results of operations for the three months and six months ended
     December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999.

     EARNINGS PER SHARE

     During the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings per share are not presented for 1998 and 1997 because common stock equivalents are anti-dilutive.

     INCOME TAXES

     The Company accounts for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material impact, if any, on its financial position or results of operations.

     The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires a company to report certain information about its operating segments including factors used to identify the reportable segments and types of products and services from which each reportable segment derives its revenues. The Company does not anticipate any material change in the manner that it reports its segment information under this new pronouncement.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MGPX VENTURES, INC.
                                       (Registrant)


Dated:  February 23, 1998              /s/ Buddy Young
                                       --------------------------------
                                       Buddy Young, President and Chief
                                       Executive Officer