Form 10QSB
period 1999-03-31
MGPX VENTURES INC
filed 1999-05-12
CIK 1071993

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

                    Issuer's Telephone Number: (818) 981-7074
          (Address and telephone number of principal executive offices)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---
     The Registrant has 1,509,865 shares of Common stock, par value $.04 per share, issued and outstanding as of May 11, 1999.

     Traditional Small Business Disclosure Format (check one) Yes     No X
                                                                 ---    ---

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

                                                                          Page
                                                                          ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3
         Balance Sheets (unaudited)                                            4
         Statements of Operations (unaudited)                                  5
         Statements of Cash Flows (unaudited)                                  6
         Notes to Financial Statements (unaudited)                         7 - 9

Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                                    10 - 11


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12

Item 2.  Changes in Securities and Use of Proceeds                            12

Item 3.  Defaults upon Senior Securities                                      12

Item 4.  Submission of Matters to a Vote
         of Security Holders                                                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                12 - 13

Signatures                                                                    14

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                                                            MGPX VENTURES, INC.
                                                                 BALANCE SHEETS
                                   JUNE 30, 1998 AND MARCH 31, 1999 (UNAUDITED)
-------------------------------------------------------------------------------

                                     ASSETS

                                                                                   June 30,          March 31,
                                                                                      1998               1999
                                                                                 -------------     --------------
                                                                                                    (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                  $       559,102    $        495,759
     Prepaid insurance                                                                   16,005              10,670
                                                                                ---------------    ----------------

                      TOTAL CURRENT ASSETS                                      $       575,107    $        506,429
                                                                                ---------------    ----------------
                                                                                ---------------    ----------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                           $           900    $              -
     Preferred stock dividends payable                                                   45,339              68,010
                                                                                ---------------    ----------------

         Total current liabilities                                                       46,239              68,010
                                                                                ---------------    ----------------

SHAREHOLDERS' EQUITY
     Convertible Preferred stock, Series B, $0.04 par value
         $30 per share liquidation preference and certain voting rights
              125,000 shares authorized
              16,792 shares issued and outstanding                                          672                 672
     Common stock, $0.04 par value
         12,375,000 shares authorized
         1,509,865 shares issued and outstanding                                         60,395              60,395
     Additional paid-in capital                                                       2,168,399           2,168,399
     Accumulated deficit                                                             (1,700,598)         (1,791,047)
                                                                                ---------------    ----------------

                  Total shareholders' equity                                            528,868             438,419
                                                                                ---------------    ----------------

                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $       575,107    $        506,429
                                                                                ---------------    ----------------
                                                                                ---------------    ----------------

                                                            MGPX VENTURES, INC.
                                                       STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
-------------------------------------------------------------------------------

                                                    Three Months Ended                   Nine Months Ended
                                                          March 31,                          March 31,
                                               ---------------------------------  ---------------------------------
                                                     1999             1998              1999             1998
                                               ---------------  ----------------  ---------------  ----------------
                                                (unaudited)      (unaudited)       (unaudited)      (unaudited)
GENERAL AND ADMINISTRATIVE
   EXPENSES                                     $       40,469  $              -  $        86,286  $              -
                                                --------------  ----------------  ---------------  ----------------

LOSS FROM OPERATIONS                                   (40,469)                -          (86,286)                -

OTHER INCOME
   Interest income                                       5,315                 -           18,508                 -
                                               ---------------  ----------------  ---------------  ----------------

NET LOSS FROM CONTINUING
   OPERATIONS                                          (35,154)                -          (67,778)                -
                                               ---------------  ----------------  ---------------  ----------------

DISCONTINUED OPERATIONS
   Loss from operations, net of
     provision for income taxes of
     $0 (unaudited), $509,568
     (unaudited), $0 (unaudited), and
     $515,058 (unaudited)                                    -                 -                -         (497,044)
   Gain (loss) on disposition of operations,
     net of provision for income taxes of
     $0 (unaudited)                                          -           (65,000)               -           207,572
                                               ---------------  ----------------  ---------------  ----------------

       Net loss from discontinued
         operations                                          -           (65,000)               -         (289,472)
                                               ---------------  ----------------  ---------------  ----------------

NET LOSS                                       $       (35,154) $        (65,000) $       (67,778) $      (289,472)
                                               ---------------  ----------------  ---------------  ----------------
                                               ---------------  ----------------  ---------------  ----------------

BASIC LOSS PER SHARE
   From continuing operations                  $         (0.02) $              -  $         (0.04) $              -
   From discontinued operations                              -             (0.03)               -             (0.15)
                                               ---------------  ----------------  ---------------  ----------------

     TOTAL BASIC LOSS PER SHARE                $         (0.02) $          (0.03) $         (0.04) $          (0.15)
                                               ---------------  ----------------  ---------------  ----------------
                                               ---------------  ----------------  ---------------  ----------------

WEIGHTED-AVERAGE SHARES
   OUTSTANDING                                       1,509,865         1,872,241        1,509,865         1,872,241
                                               ---------------  ----------------  ---------------  ----------------
                                               ---------------  ----------------  ---------------  ----------------

                                                            MGPX VENTURES, INC.
                                                       STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                          Nine Months Ended
                                                                                              March 31,
                                                                                -----------------------------------
                                                                                      1999               1998
                                                                                ---------------    ----------------
                                                                                 (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss from continuing operations                                          $       (67,778)   $              -
   Increase (decrease) in
     Accounts payable                                                                      (900)                  -
     Prepaids                                                                             5,335                   -
                                                                                ---------------    ----------------
       Net cash used in continuing operating activities                                 (63,343)                  -
       Net cash used in discontinued operating activities                                     -             (46,670)
                                                                                ---------------    ----------------
         Net cash used in operating activities                                          (63,343)            (46,670)
                                                                                ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Net cash used in discontinued investing activities                                     -             (39,976)
                                                                                ---------------    ----------------
         Net cash used in investing activities                                                -             (39,976)
                                                                                ---------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net cash provided by discontinued financing activities                                 -              82,612
                                                                                ---------------    ----------------
         Net cash provided by financing activities                                            -              82,612
                                                                                ---------------    ----------------
           Net decrease in cash and cash equivalents                                    (63,343)             (4,034)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          559,102               4,034
                                                                                ---------------    ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $       495,759    $              -
                                                                                ---------------    ----------------
                                                                                ---------------    ----------------


                                                            MGPX VENTURES, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                                   JUNE 30, 1998 AND MARCH 31, 1999 (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND BUSINESS

Maple Enterprises, Inc. ("Maple") was incorporated under the laws of the State of Nevada on August 7, 1986. On July 8, 1988, Maple acquired approximately 99% of the outstanding shares of Warner Technologies, Inc. ("Warner"), a privately held California corporation, in exchange for shares of common stock and stock options. On September 18, 1988, Warner merged into Maple, and the name of the surviving company was changed to Warner Technologies, Inc. Warner provided energy efficiency products and services in three principal areas: 1) turnkey lighting retrofits, 2) building automation and control systems, and 3) strategic energy planning services. These products and services were delivered to commercial, industrial, and institutional buildings through contracts with building owners and managers, as well as directly to utilities for their customers' benefit. Warner was headquartered in Los Angeles and maintained regional offices in Boston and San Diego.

Effective December 31, 1997, Warner sold substantially all of its operations to its President and Executive Vice President. On March 31, 1998, Warner was renamed MGPX Ventures, Inc. (the "Company"), and the President and Executive Vice President resigned from their positions with the Company.

The Company is currently operating as a "shell" corporation, has minimal operations, and is headquartered in Encino, California. The Company is in the process of identifying potential merger and acquisition candidates.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-SB registration statement, as amended, for the year ended June 30, 1998. The results of operations for the three months and nine months ended March 31,

                                                            MGPX VENTURES, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                                   JUNE 30, 1998 AND MARCH 31, 1999 (UNAUDITED)
-------------------------------------------------------------------------------

1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.

LOSS PER SHARE

For the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share is not presented because common stock equivalents are anti-dilutive.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 130, "Reporting Comprehensive Income," is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 will have a material impact, if any, on its financial position or results of operations.

                                                            MGPX VENTURES, INC.
                                                  NOTES TO FINANCIAL STATEMENTS
                                   JUNE 30, 1998 AND MARCH 31, 1999 (UNAUDITED)
-------------------------------------------------------------------------------

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires a company to report certain information about its operating segments, including factors used to identify the reportable segments and types of products and services from which each reportable segment derives its revenues. The Company does not anticipate any material change in the manner that it reports its segment information under this new pronouncement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

As a "shell" company, the Company currently has no revenues from operations. The Company's business plan is to identify and complete an acquisition, merger or other transaction that will enhance shareholder value. The Company's management is continuing to review potential business opportunities, without limiting the scope of its review to only one or a few types of businesses or industries. Currently, the Company has no plans, agreements, arrangements or understandings, written or oral, with respect to any acquisition, merger or similar transaction. No assurances can be given as to the Company's ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the Company if a transaction is completed. A proposed transaction could be subject to significant regulatory, business, financing and other contingencies and might require shareholder and other approvals.

RESULTS OF OPERATIONS

The following is a limited discussion of the results of operations for the quarter ended March 31, 1999 compared to those for the quarter ended March 31, 1998. The results of operations for the nine months ended March 31, 1999 are not directly comparable to results for the nine months ended March 31, 1998 because of the sale of substantially all of the Company's net operating assets effective December 31, 1997.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

CONTINUING OPERATIONS. During the quarter ended March 31, 1999, the Company incurred general and administrative expenses of $40,469. These expenses were comprised mainly of a consulting fee of $16,000 paid to an independent consultant to search for potential merger and acquisition candidates, a consulting fee of $6,000 paid to the Company's President and Chief Executive Officer, and approximately $13,000 paid for legal and accounting services. Income for the same period totaled $5,315, and was derived mainly from interest earned on the Company's cash and cash equivalents.

DISCONTINUED OPERATIONS. Effective December 31, 1997, the Company sold substantially all of its net assets used in operations to management for $650,000. Net proceeds were approximately $585,000 after closing costs, which were incurred during the three months ended March 31, 1998. As a condition of the transaction, management agreed to the cancellation of their stock options and the sale of their common shares to the Company for $1,000, representing more than a 25% reduction in beneficial control of common shares. As a result, the Company's operations for the nine months ended March 31, 1998 are reported as discontinued operations. The results from discontinued operations for the nine months ended March 31, 1998 included total revenues of approximately $1,296,000 and pre-tax net income from operations of approximately $18,014.

Management anticipates that while the Company operates as a shell corporation, it will incur expenses of approximately $10,000 per month.

Net loss per share for the quarter ended March 31, 1999 was $.02, as compared to $.03 per share for the quarter ended March 31, 1998.

LIQUIDITY

Working capital at March 31, 1999 was $438,419, comprised of cash and cash equivalents, which management believes is sufficient to cover current operations for at least the next twelve months.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 1999, no matters were submitted to the Company's security holders.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed herewith or are incorporated herein by reference:


         Exhibit
            No.                      Document Description
         -------    -----------------------------------------------------------

         (3)  ARTICLES OF INCORPORATION AND BY-LAWS

          3.1 Articles of incorporation of the Company, as amended to date(1)

          3.2       By-laws of the Company(1)

         (4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

          4.1       Facsimile of Common Stock certificate of the Company(1)

          4.2       Facsimile of Series B Preferred Stock certificate of the
                    Company(1)

          4.3 Certificate of Determination of Series B Preferred Stock of the Company(1)


          (27) FINANCIAL DATA SCHEDULE

          27.1      Financial Data Schedule(2)


         ----------------------------

          (1) Included as an exhibit to the Company's Form 10-SB registration statement filed on October 16, 1998, and incorporated herein by reference.

          (2)  Filed herewith.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MGPX VENTURES, INC.
                                   (Registrant)

Dated:  May 11, 1999               /s/ Buddy Young
                                   ---------------------------------------------
                                   Buddy Young, President and Chief Executive
                                   Officer (Principal Executive and Financial
                                   Officer)