Form 10KSB
period 1999-06-30
MGPX VENTURES INC
filed 1999-08-10
CIK 1071993

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 0-24971

                               MGPX VENTURES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                        95-4067606
------------------------                               -------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                      Identification No.)

      17337 Ventura Boulevard, Suite 224, Encino, California        91316
      ------------------------------------------------------      ----------
             (Address of principal executive offices)             (Zip Code)

                                 (818) 981-7074
                             ----------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

        Title of each class registered:  None

        Name of each exchange on which registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.04
                          -----------------------------
                                (Title of class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer had no revenues from operations during the fiscal year ended June 30, 1999.

     Based on the average of the closing bid and asked prices of the issuer's common stock on June 30, 1999, the aggregate market value of the common stock held by non-affiliates on that date was $451,017.

     As of August 3, 1999, the issuer had 1,509,865 shares of common stock outstanding.

     Documents incorporated by reference:  None

     Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

                                   CONTENTS

                                                                                        PAGE
PART I

     Item 1.  Description of Business............................................          3
     Item 2.  Description of Property............................................          6
     Item 3.  Legal Proceedings..................................................          6
     Item 4.  Submission of Matters to a Vote of Security Holders ...............          6

PART II

     Item 5.  Market for Common Equity and Related Stockholder Matters...........          8
     Item 6.  Management's Discussion and Analysis or Plan of Operation..........          9
     Item 7.  Financial Statements...............................................         16
     Item 8.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...............................         29

PART III

     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.................         30
     Item 10. Executive Compensation.............................................         32
     Item 11. Security Ownership of Certain Beneficial Owners and Management.....         34
     Item 12. Certain Relationships and Related Transactions.....................         35
     Item 13. Exhibits and Reports on Form 8-K...................................         36

SIGNATURES    ...................................................................         38

                           FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, the risk factors listed in Item 6, "Management's Discussion and Analysis or Plan of Operation - Risk Factors," and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

PRIOR OPERATIONS AS WARNER TECHNOLOGIES, INC.

     MGPX Ventures, Inc. ("MGPX") was incorporated under the laws of the State of Nevada on August 7, 1986 under the name of Maple Enterprises, Inc. ("Maple"). On July 8, 1988, Maple acquired approximately 99% of the outstanding shares of Warner Technologies, Inc. ("Warner"), a privately held California corporation, in exchange for shares of common stock and stock options. On September 16, 1988, Warner merged into Maple, and the name of the surviving company was changed to Warner Technologies, Inc.

     While doing business under the name of Warner Technologies, Inc., we provided energy efficiency products and services in three principal areas: (1) lighting retrofits, (2) electrical control systems for buildings, and (3) strategic energy planning services. These products and services were delivered to commercial, industrial, institutional and government buildings through contracts with building owners and managers, as well as directly to utilities for their customers' benefit. However, as a result of deregulation and other significant changes in the industry, we did not have sufficient capital resources to compete effectively within the electricity industry.

SALE OF ASSETS

     On February 16, 1998, we entered into an agreement to sell our operating business and substantially all of our net operating assets, effective as of December 31, 1997, to Thomas S. Hathaway and Joseph A. Ferrari, who were then serving as our president and executive vice president, respectively. See Note 3 to the financial statements on page 31 for a description of the net operating assets. The cash purchase price of $650,000 was established through negotiations between the outside members of our board of directors and Messrs. Hathaway and Ferrari and was supported by: (i) a September 24, 1997 independent valuation by Singer Lewak Greenbaum & Goldstein LLP of the company's net assets, using the capitalization of excess earnings - return on assets method of valuation, which established an estimated fair market value of $475,000; and (ii) a February 14, 1998 fairness opinion from The Mentor Group, Inc. ("TMG") to our board of directors to the effect that, in the opinion of TMG, the terms of the sale of assets were fair to our stockholders from a financial point of view. On March 10, 1998, at our annual stockholders meeting, approximately 87% of our outstanding voting equity (and approximately 82% of the outstanding voting equity held by persons other than Messrs. Hathaway and Ferrari) voted, in person or by proxy, to approve the sale of assets. Stockholders also voted to change the name of the company from Warner Technologies, Inc. to MGPX Ventures, Inc. To our best knowledge, there is no relationship between Messrs. Hathaway and Ferrari and any other stockholders of MGPX. The sale of assets was completed on March 31, 1998. We received net proceeds of $585,000 from the sale after closing costs.

     Pursuant to the asset sale agreement, we also purchased from Messrs. Hathaway and Ferrari for $1,000 all of the shares of common stock owned by them (183,481 shares from Mr. Hathaway and 159,396 shares from Mr. Ferrari). In addition, under the agreement, all of their options and option rights were canceled.

OPERATIONS AS A SHELL CORPORATION

     As a result of the sale of assets, we became a "shell" corporation with no operations or business plan other than to seek to identify and complete an acquisition, merger or other transaction that would enhance stockholder value. The board of directors retained Buddy Young as a consultant, appointing him to serve part time as our president and chief executive officer and instructing him to:

     - register our class of common stock under the Securities Exchange Act of 1934 in order to improve our prospects for completing a transaction by being a reporting company; and

     - conduct a search for potential merger and acquisition candidates and other business opportunities.

     On October 16, 1998, we filed a registration statement on Form 10-SB to register our common stock under the Exchange Act, and the registration statement became effective on December 15, 1998.

CHANGE OF MANAGEMENT AND ADOPTION OF NEW BUSINESS PLAN

     After reviewing numerous potential merger and acquisition candidates and business opportunities and consulting with our chairman of the board, Mr. Young presented three possible alternatives for consideration at a meeting of the board of directors on July 26, 1999. The board weighed the potential advantages and disadvantages of each alternative and unanimously approved a transaction whereby MGPX hired new management and adopted a plan for MGPX to enter the oil and gas resources business.

     Accordingly, on that date the board accepted the resignations of Isaac Moss as a director and of Buddy Young as the president and chief executive officer and a director of MGPX. Mr. Young agreed to continue to act as a consultant to MGPX until the earlier of our next stockholders meeting or October 31, 1999. The board appointed Kenneth R. Peak as our new president and chief executive officer and a director of the company, with the proviso that his continued service as an officer after August 26, 1999 would be contingent upon his ability to complete the following tasks:

     -    Pay all accrued dividends owed on our Series B preferred stock;

     - Solicit approval from holders of a majority of the outstanding shares of Series B preferred stock to the automatic conversion of each outstanding share of Series B preferred stock on August 16, 1999 at an adjusted rate of 30 shares of common stock for each share of Series B preferred stock; and

     - Raise at least $600,000 of new equity financing through a private placement of common stock.

The first and second tasks have already been completed, and we currently anticipate completing the third task on or before August 26, 1999, although no assurances can be given. The board believes that each of these tasks must be completed before we can effectively implement our new business plan to enter the oil and gas resources business. We require additional capital to fund our new business, which we intend to seek through a private placement of common stock. However, investors are not likely to invest new capital unless our capitalization is first restructured to eliminate the outstanding shares of Series B preferred stock. Therefore, to induce the holders of Series B preferred stock to agree to a conversion of their shares to common stock, the board determined that it was necessary first to pay all accrued dividends owed on the Series B preferred stock and then to offer holders an increase in the conversion rate from 12 to 30 shares of common stock for each share of Series B preferred stock. We paid the accrued dividends on August 3, 1999, and on August 9, 1999 we received approval from holders of a majority of the shares of Series B preferred stock to the automatic conversion of the Series
B preferred stock at the adjusted rate. The conversion will take effect on August 16, 1999.

BUSINESS STRATEGY

     Our new business plan includes the following three principal objectives:

     -    Acquisition of long-lived natural gas and crude oil reserves;

     - Exploration for oil and gas reserves with sophisticated, trend-leading partners; and

     - Investment in a variety of energy industry entrepreneurial opportunities.

     Initially we will focus primarily on the first two objectives, described in greater detail below. As we pursue these objectives, our business will be subject to all of the risks associated with a start-up company in the competitive and volatile oil and gas resources business. See Item 6, "Management's Discussion and Analysis or Plan of Operation - Risk Factors."

     ACQUISITION OF OIL AND GAS RESERVES. Our management is biased toward acquisitions of natural gas reserves over crude oil reserves, and long-lived reserves over shorter-lived but sometimes more prolific reserves found offshore in the Gulf of Mexico. We intend to target negotiated acquisitions and to avoid more competitive bidding situations that are the norm for the sale of assets to independents like MGPX.

     We will face competition from firms that are well-established, successful, better capitalized and, in many instances, willing to pay more for properties than what we might consider prudent. Thus, our success depends on the execution of our business model to (1) see deals first, (2) quickly identify which deals are most promising, and (3) negotiate a creative deal structure that, whenever possible, avoids the payment of more up-front cash than competitors are willing to pay for an acquisition.

     We believe that we will have many opportunities to see deals first by relying on a wide and diverse network of contacts to identify potential acquisition opportunities. By proactively initiating negotiations for property acquisitions, we hope to gain a competitive advantage by agreeing upon property due diligence and deal structures early in the negotiating process. Nevertheless, no assurances can be given that our efforts will prove successful.

     OIL AND GAS EXPLORATION. We believe it will be prudent to augment our property acquisition activities with oil and gas exploration, which has higher risks but also higher potential rewards. Oil and gas exploration requires significant outlays of capital and in many situations may offer only a one in five (or lower) probability of success. We hope to enhance our chances for success by effectively using available technology, rigorously evaluating sub-surface and regional data, and, to the extent possible, managing dry-hole, oil and gas price and financial risks.

     We intend to rely on synergistic partnering with sophisticated industry partners who are at the front end of a budding exploration play. The ideal partner would tend to be a focused regional independent who has a large database, a solid grasp on the play's history, and a lead in understanding technology to exploit the play. Our goal will be to bring to the table the technological excellence to see a play's potential, together with deal structuring creativity and capital. However, there is no assurance that we will be able to successfully negotiate any such partnering agreement or raise the necessary financing to invest in such a venture, or that any such venture will yield us any revenues or profits.

EMPLOYEES

     We intend to keep our employee staffing levels consistent with existing workload and business opportunities, thereby minimizing our general and administrative costs. Currently, Mr. Peak is our only full-time employee. In the near term, we intend to hire an administrative assistant and another professional to assist Mr. Peak. We also anticipate that Mr. Peak will be assisted by an active group of board members acting as consultants, who will be compensated primarily through the grant of stock options for their assistance in sourcing, evaluating and closing transactions.

ITEM 2. DESCRIPTION OF PROPERTY.

     In April 1998, we established our current corporate office at 17337 Ventura Boulevard, Suite 224, Encino, California 91316. This office space, which is provided without charge by Buddy Young, formerly the president and chief executive officer of, and currently a consultant to, MGPX, is adequate for our current limited operations. However, in view of our recent change in management and adoption of a new business plan, we intend to relocate our corporate office to Houston, Texas within the next few months.

ITEM 3. LEGAL PROCEEDINGS.

     As of the date hereof, MGPX is not a party to any material legal proceedings, and none are known to be contemplated against MGPX.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On August 3, 1999, we distributed to all holders of Series B preferred stock a request for their written consent to an amendment of the certificate of determination governing the Series B preferred stock. Under the proposed amendment, each share of Series B preferred stock would automatically be converted into 30 fully paid and nonassessable shares of common stock immediately prior to the close of business on August 16, 1999. Without the amendment, each share of Series B preferred stock would be convertible at the option of the holder into only 12 shares of common stock.

     The amendment required the approval of holders of a majority of the outstanding shares of Series B preferred stock, with each share being entitled to one vote. Only holders of record at the close of business on July 30, 1999 were entitled to vote on this matter. At the close of business on July 30, 1999, a total of 16,792 shares of Series B preferred stock were outstanding, meaning that the holders of at least 8,397 shares of Series B preferred stock had to vote in favor of the amendment to approve it.

     As of August 9, 1999, we had received written consents from the holders of 13,532, or 80.6%, of the total shares of Series B preferred stock outstanding, thus constituting the required stockholder approval of the amendment. Therefore, the conversion will take place just prior to the close of business on August 16, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our common stock is traded over-the-counter on the OTC Bulletin Board system under the symbol MGPV. A very limited market exists for the trading of our common stock.

     The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the Nasdaq Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                              HIGH              LOW
                                                              ----             -----
         FISCAL 1998

         Quarter ended September 30, 1997                     0.51             0.20
         Quarter ended December 31, 1997                      0.20             0.0625
         Quarter ended March 31, 1998                         0.125            0.0825
         Quarter ended June 30, 1998                          0.0625           0.04

         FISCAL 1999

         Quarter ended September 30, 1998                     0.05             0.05
         Quarter ended December 31, 1998                      0.0625           0.05
         Quarter ended March 31, 1999                         0.25             0.04
         Quarter ended June 30, 1999                          0.125            0.0625


HOLDERS

     The approximate number of holders of record of common stock as of August 3, 1999 was 122.

DIVIDENDS

     Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on common stock in the foreseeable future. No dividends are payable to holders of common stock until all dividends due on our preferred stock have been paid.

     Holders of Series B preferred stock are entitled to receive, when and as declared by the board of directors out of legally available funds, a cumulative 6% per annum dividend payable quarterly. Such dividends accrue and are cumulative whether or not such dividends are paid. On July 26, 1999, the board declared, and on August 3, 1999, we paid, all cumulative dividends that had accrued on the Series B preferred stock through the fiscal year ended June 30, 1999, in the total amount of $75,565.

RECENT SALES OF UNREGISTERED SECURITIES

     Except as otherwise indicated, we believe that each of the transactions described in the table below was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) as a transaction not involving any public offering. In each case, the number of investors was limited, the investors were either accredited or otherwise qualified and had access to material information about MGPX, and restrictions were placed on the resale of the securities sold.


DATE             TITLE                      AMOUNT               CONSIDERATION            RECIPIENT(S)
----             -----                      -------              -------------            ------------
6/99             Options to buy             100,000              Services                 MGPX president
                 common stock               options              rendered                 and chief executive
                                                                                          officer

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

     We have received no revenues from continuing operations during the last two completed fiscal years, and we do not expect to receive any revenues from operations unless and until we are able to implement our plan to enter into the oil and gas resources business. We have recently taken steps to restructure our capitalization, which we hope will enable us to now raise the new equity financing that we will need before we can begin making oil and gas property acquisitions and entering into joint oil and gas exploration agreements. Initially, we intend to raise this new financing through the sale of common stock in private placements. As we seek financing, we are concurrently seeking to negotiate possible transactions, including those described below.

     We are in discussion with a company regarding a possible small acquisition of proven reserves and a carried interest in a number of onshore exploration prospects. The bulk of the estimated $1.5 million acquisition price would be for the imputed value of the exploration projects.

     Concurrent with this transaction, we also are seeking to negotiate a geological and geophysical ("G&G") funding agreement with a private, Houston based exploration company. The terms of the G&G agreement would broadly require us to fund a fixed amount of monthly salary costs for their technical staff as well as seismic and leasehold expenses. Under this arrangement, MGPX's partner would manage the exploration project and attempt to market the generated prospects to other oil companies. Typical terms in this type of exploration agreement would involve a recoupment of at least part of the G&G costs plus a carried working interest (usually 20-25%) in the first exploration well. The recovery of all of the G&G expenses would go to MGPX, and the working interest (in the event of a successful well that reaches payout) would be split between MGPX and its partner. The G&G agreement under discussion would require us to fund approximately $3-4 million over the next three years.

     It is uncertain whether we will be able to reach agreements as to either of these transactions or any other transaction, or that we will be able to obtain the necessary equity financing to fund such transactions. Even if we are able to finance and complete either of these transactions, there can be no assurance that they will be profitable.

     In addition to the financing we would need to complete these proposed transactions, we will also require financing to meet other working capital costs, including the cost of reviewing and negotiating transactions and other ordinary general and administrative costs required for a publicly traded company. We estimate that the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $1 million. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved. In addition, funding will be required for follow-on development of working interest obligations of any successful exploration prospects.

YEAR 2000 ISSUE

     Our business does not currently utilize any electronic processing systems and therefore is not directly at risk for having systems that will not recognize the year 2000 ("Y2K") or treat any date after December 31, 1999 as a date during the twenty-first century. However, no assurances can be given that we will be able to avoid all Y2K problems, especially those that might originate with third parties with whom we do business, such as financial institutions, business partners, consultants, vendors and customers. We have not undertaken any investigation to determine the Y2K readiness of any such parties or the disruptions or costs to our business if any such party were to have a Y2K problem.

RISK FACTORS

     We intend to avail ourselves of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to our forward-looking statements in this report and in press releases and other communications by including the following cautionary statements identifying important risk factors that could cause our actual results to differ materially from those estimated or projected in the forward-looking statements.

     WE HAVE NO OPERATING HISTORY IN THE OIL AND GAS INDUSTRY. We have no operating history with respect to our start-up oil and gas acquisition and exploration activities, which we expect to commence in September 1999. Consequently, there is no operating history upon which to base an assumption that we will be able to successfully implement our business plans.

     WE HAVE NO CURRENT OIL AND GAS PRODUCTION AND NO PROVEN RESERVES. We have not yet purchased any oil and gas production and have no "proven reserves." Proven reserves are oil and gas reserves that geological and engineering data have demonstrated with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Our success is therefore highly dependent on our ability to quickly and profitably acquire and explore for oil and natural gas reserves.

     WE ANTICIPATE THAT WE WILL INCUR LOSSES IN OUR FIRST YEAR OF OPERATIONS AND MAY CONTINUE TO INCUR LOSSES THEREAFTER. We expect to incur losses during at least our first year of operations in the oil and gas business, and we may continue to incur losses thereafter, depending on whether we generate sufficient revenue from producing reserves acquired either through acquisitions or drilling activities.

     WE NEED NEW FINANCING TO IMPLEMENT OUR BUSINESS PLAN, AND IF WE CANNOT OBTAIN FINANCING ON ACCEPTABLE TERMS WE WILL NOT BE ABLE TO CONDUCT OUR BUSINESS AS PROPOSED. We presently have no operating revenues. It is anticipated that, after taking into account the payment of the past due dividends on our Series B preferred stock, we have cash on hand of approximately only $350,000. Because of our low level of working capital, we will need additional capital for a number of purposes, and if we cannot obtain financing on acceptable terms we will not be able to implement our business plan as proposed. We may need additional financing for such things as the following:

     - We will need capital to pay for our general and administrative costs, which we estimate to be $1 million for the first twelve months.

     - We will need additional capital to finance any proposed cash acquisitions of producing oil and gas properties.

     - We will also need additional capital to pay for our share of costs relating to the drilling of prospects and development of any prospects that are successful, to exercise lease options, and to acquire oil and gas leases. The total amount of our capital needs will be determined in part by the number of prospects generated and by the working interest that we retain in those prospects.

     Initially, our only likely source of funding will be additional equity offerings, which could cause substantial dilution of our common stock. In the future, we hope to also gain access to capital from other funding sources, including borrowings from financial institutions and offerings of debt securities. Such debt financing would, however, increase our leverage and add to our need for cash to service such debt.

     Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time such additional capital is sought. Accordingly, there can be no assurances that capital will be available to us from any source or that, if available, it will be on terms acceptable to us.

     BECAUSE OF OUR LACK OF DIVERSIFICATION, FACTORS HARMING THE OIL AND GAS INDUSTRY IN GENERAL, INCLUDING DOWNTURNS IN PRICES FOR OIL AND GAS, WOULD BE ESPECIALLY HARMFUL TO US. As an independent energy company, our revenues and profits will be substantially dependent on the oil and gas industry in general and the prevailing prices for oil and natural gas in particular. Circumstances that harm the oil and gas industry in general will have an especially harmful effect on us. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors:

     - relatively minor changes in the supply of and demand for oil and gas;

     -    political conditions in international oil producing regions;

     - the extent of domestic production and importation of oil in relevant markets;

     -     the level of consumer demand;

     -     weather conditions;

     - the competitive position of oil or gas as a source of energy as compared with other energy sources;

     -     the refining capacity of oil purchasers; and

     - the effect of federal and state regulation on the production, transportation and sale of oil and gas.

It is likely that adverse changes in the oil or natural gas markets or the regulatory environment would have an adverse effect on our ability to obtain capital from lending institutions, industry participants, private or public investors or other sources.

     WE WILL EXPERIENCE INTENSE COMPETITION IN THE OIL AND GAS INDUSTRY, WHICH MAY MAKE IT DIFFICULT FOR US TO SUCCEED. The oil and gas industry is highly competitive. If we are not able to compete effectively, we will not succeed. A number of factors may give our competitors advantages over us. For example, virtually all of our competitors have significantly greater financial resources and a significantly greater number of experienced and trained managerial and technical personnel than we do. There can be no assurance that we will be able to compete effectively with such companies.

     WE ARE SUBJECT TO SIGNIFICANT OPERATING HAZARDS AND UNINSURED RISKS, ONE OR MORE OF WHICH MAY CREATE SIGNIFICANT LIABILITIES FOR US. Our oil and gas operations will be subject to all of the risks and hazards typically associated with the exploration for, and the development and production of, oil and gas. In accordance with customary industry practices, we intend to maintain insurance against some, but not all, of these risks and losses. The occurrence of a significant event not fully insured or indemnified against could seriously harm us. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable. Risks in drilling operations include cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, formations with abnormal pressures, pipeline ruptures or spills, releases of toxic gases and other environmental risks, and cost overruns. Our activities are also subject to perils specific to marine operations, such as capsizing, collision and damage or loss from severe weather. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.

     WE ARE SUBJECT TO SIGNIFICANT EXPLORATION RISKS, INCLUDING THE RISK THAT WE MAY NOT BE ABLE TO FIND OR PRODUCE ENOUGH OIL AND GAS TO GENERATE ANY PROFITS. Our exploration activities involve significant risks, including the risk that we may not be able to find or produce enough oil and gas to generate any profits. There can be no assurance that the use of technical expertise as applied to geophysical or geological data will ensure that any well we drill will discover oil or gas. Further, there is no way to know in advance of drilling and testing whether any exploration prospect will yield oil or gas in sufficient quantities to make money for us. In addition, we are highly dependent on seismic activity and the related application of new technology as a primary exploration methodology. There can be no assurance that our efforts will be successful.

     WE MAY NOT BE ABLE TO ACQUIRE THE OIL AND GAS LEASES WE NEED TO SUSTAIN PROFITABLE OPERATIONS. There can be no assurance that any oil and gas venture we may become involved with will be successful in acquiring farmouts, seismic permits, lease options, leases or other rights to explore for or recover oil and gas. Consequently, the area covered by any potential exploration program that could be explored through drilling could be reduced if such leases, permits and options are not acquired. Both the United States Department of the Interior and the various states award oil and gas leases on a competitive bidding basis. Further, non-governmental owners of onshore mineral interests are not obligated to lease their mineral rights to us unless we have already obtained lease options. Other major and independent oil and gas companies with financial resources significantly greater than ours may bid against us for the purchase of oil and gas leases.

     SHUT-IN WELLS, CURTAILED PRODUCTION AND OTHER PRODUCTION INTERRUPTIONS MAY AFFECT OUR ABILITY TO DO BUSINESS. In the event that we ultimately initiate production of and generate income from oil and gas properties, such production may be curtailed or shut in for considerable periods of time due to any one or a combination of the following factors:

     -    a lack of market demand;

     -    problems with a well;

     -    government regulation;

     -    pipeline and processing interruptions;

     -    production allocations;

     -    diminished pipeline capacity; and

     -    natural disasters.

     EXISTING AND FUTURE GOVERNMENTAL REGULATION, TAXATION AND PRICE CONTROLS COULD SERIOUSLY HARM US. Oil and gas production and exploration are subject to comprehensive federal, state and local laws and regulations controlling the exploration for and production and sale of oil and gas and the possible effects of such activities on the environment. Failure to comply with such rules and regulations could result in substantial penalties and may harm us. Present, as well as future, legislation and regulations could cause additional expenditures, restrictions and delays in our business, the extent of which cannot be predicted and which may require us to delay, limit substantially or cease operations in some circumstances. In most areas where we plan to conduct activities, there are statutory provisions regulating the production of oil and natural gas which may restrict the rate of production and adversely affect revenues. Through the Federal Energy and Regulatory Commission, the federal government regulates the interstate transportation of oil and natural gas. The FERC has in the past regulated the prices at which oil and gas could be sold. Federal reenactment of price controls or increased regulation of the transport of oil and natural gas could seriously harm us. In addition, our operations are subject to numerous laws and regulations governing the discharge of oil and hazardous materials into the environment or otherwise relating to environmental protection, including the Oil Pollution Act of 1990. These laws and regulations have continually imposed increasingly strict requirements for water and air pollution control, solid waste management, and strict financial responsibility and remedial response obligations relating to oil spill protection. The cost of complying with such environmental legislation could have a general harmful effect on our operations.

     THESE IS ONLY SPORADIC TRADING IN OUR COMMON STOCK ON THE OVER-THE-COUNTER MARKET, WHICH MAKES OUR STOCK MORE DIFFICULT TO SELL THAN THE STOCK OF COMPANIES WITH MORE ACTIVE TRADING MARKETS. Our common stock is not listed or quoted for trading on a national securities market, nor is it quoted on the OTC Bulletin Board. There is only sporadic trading in our common stock on the over-the-counter market, which makes our stock more difficult to sell than the stock of companies with more active trading markets. No assurances can be given that a more active trading market for our common stock will develop.

     WE HAVE NOT PAID DIVIDENDS ON OUR COMMON STOCK AND DO NOT EXPECT TO DO SO IN THE FORESEEABLE FUTURE, AND SO OUR STOCKHOLDERS WOULD HAVE TO SELL THEIR SHARES TO RECEIVE A RETURN ON THEIR INVESTMENT. We have never paid a dividend on our common stock and do not expect to do so in the foreseeable future, and so our stockholders will not be able to receive a return on their investment unless they sell their shares. We anticipate that all earnings, if any, will be retained for development of our business.

     OUR STOCKHOLDERS COULD EXPERIENCE DILUTION IN THE VALUE OF THEIR SHARES BECAUSE OF ADDITIONAL ISSUANCES OF COMMON STOCK. The issuance of any additional shares of our common stock could result in a reduction in the book value per share or market price per share of our outstanding shares of common stock and would reduce the proportionate ownership and voting power of such shares.

     We have 12,375,000 authorized shares of common stock, with 1,509,865 shares outstanding as of June 30, 1999. In addition, we have reserved 100,000 shares of common stock for issuance upon exercise of a like number of options granted to our former president and chief executive officer. Further, on August 9, 1999 the holders of a majority of the 16,792 outstanding shares of our Series B preferred stock approved the automatic conversion on August 16, 1999 of each outstanding share of Series B preferred stock into 30 shares of common stock, or a total of 503,760 shares of common stock.

     The board of directors has the power to issue any and all authorized but unissued shares of common stock without stockholder approval. It is our plan to issue additional shares of common stock in order, for example, to raise capital to sustain operations, to finance future oil and gas property acquisitions and exploration projects, and to provide incentives for our officers, employees, directors and consultants.

     WE DEPEND ON THE SERVICES OF OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER AND COULD BE SERIOUSLY HARMED IF WE LOST HIS SERVICES. We depend heavily on the services of Kenneth R. Peak, our new president and chief executive officer, who is currently our only full-time employee. We do not maintain any "key person" life insurance policy on or have an employment agreement with Mr Peak.

The loss of his services could prevent us from implementing our business plan. Our success will also depend in part upon our future ability to attract and retain additional qualified personnel.

     WE DEPEND ON INDUSTRY PARTNERS AND COULD BE SERIOUSLY HARMED IF THEY DO NOT PERFORM SATISFACTORILY, WHICH IS USUALLY NOT WITHIN OUR CONTROL. Because we expect to have only a limited number of employees and limited operating revenues, we will be largely dependent upon industry partners for the success of our oil and gas exploration projects for the foreseeable future. We could be seriously harmed if our industry partners do not perform satisfactorily on projects that affect us. We may often have no control over factors that would influence their performance.

     ANTI-TAKEOVER PROVISIONS OF OUR ARTICLES OF INCORPORATION, BYLAWS, AND NEVADA LAW COULD ADVERSELY IMPACT A POTENTIAL ACQUISITION BY THIRD PARTIES THAT MAY ULTIMATELY BE IN THE FINANCIAL INTERESTS OF OUR STOCKHOLDERS. Our articles of incorporation and by-laws and the Nevada General Corporation Law contain provisions that may discourage unsolicited takeover proposals. These provisions could have the effect of inhibiting fluctuations in the market price of our shares that could result from actual or rumored takeover attempts, preventing changes in our management or limiting the price that investors may be willing to pay for shares of common stock. These provisions, among other things, authorize the board of directors to designate the terms of and issue new series of preferred stock, limit the personal liability of directors, require us to indemnify directors and officers to the fullest extent permitted by applicable law and impose restrictions on business combinations with some interested parties.

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                           PAGE
         Report of Independent Certified Public Accountants......................................            17
         Balance Sheet as of June 30, 1999.......................................................            18
         Statements of Operations for the Years Ended June 30, 1999 and 1998 ....................            19
         Statements of Shareholders' Equity for the Years Ended June 30, 1999 and 1998 ..........            20
         Statements of Cash Flows for the Years Ended June 30, 1999 and 1998 ....................            21
         Notes to Financial Statements...........................................................            22


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
MGPX Ventures, Inc.

We have audited the accompanying balance sheet of MGPX Ventures, Inc. as of June 30, 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MGPX Ventures, Inc. as of June 30, 1999, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

/s/ Singer Lewak Greenbaum & Goldstein LLP

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
July 22, 1999

                                                             MGPX VENTURES, INC.
                                                                   BALANCE SHEET
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                     $   466,189
     Prepaid insurance                                                                   8,003
     Income tax refund receivable                                                       15,697
                                                                                   -----------
                  TOTAL CURRENT ASSETS                                             $   489,889
                                                                                   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Income taxes payable                                                          $       800
     Preferred stock dividends payable                                                  75,565
                                                                                   -----------
              Total current liabilities                                                 76,365
                                                                                   -----------
SHAREHOLDERS' EQUITY
     Convertible Preferred stock, Series B, $0.04 par value
       $30 per share liquidation preference and certain voting rights
         125,000 shares authorized
         16,792 shares issued and outstanding                                              672

     Common stock, $0.04 par value
         12,375,000 shares authorized
         1,509,865 shares issued and outstanding                                        60,395
     Additional paid-in capital                                                      2,168,399
     Accumulated deficit                                                            (1,815,942)
                                                                                   -----------
              Total shareholders' equity                                               413,524
                                                                                   -----------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   489,889
                                                                                   ===========


   The accompanying notes are an integral part of these financial statements.

                                                             MGPX VENTURES, INC.
                                                        STATEMENTS OF OPERATIONS
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------

                                                                                      1999               1998
                                                                                ----------------   ----------------
GENERAL AND ADMINISTRATIVE EXPENSES                                               $   107,725        $    16,436
                                                                                  -----------        --------------
LOSS FROM OPERATIONS                                                                 (107,725)           (16,436)
                                                                                  -----------        --------------
OTHER INCOME
     Interest income                                                                   23,407              6,443
     Miscellaneous income                                                                  --              1,000
                                                                                  -----------        --------------
         Total other income                                                            23,407              7,443
                                                                                  -----------        --------------
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
     INCOME TAXES                                                                     (84,318)            (8,993)
PROVISION FOR INCOME TAXES                                                                800                800
                                                                                  -----------        --------------
NET LOSS FROM CONTINUING OPERATIONS                                                   (85,118)            (9,793)
                                                                                  -----------        --------------
DISCONTINUED OPERATIONS
     Income from operations, net of provision for income taxes of
         $0 and $506,872                                                                   --           (497,044)
     Gain on disposition of operations, net of provision for income
         taxes of $0                                                                       --            207,572
                                                                                  -----------        --------------
         Net income (loss) from discontinued operations                                    --           (289,472)
                                                                                  -----------        --------------
NET LOSS                                                                          $   (85,118)       $  (299,265)
                                                                                  ===========        ==============

BASIC LOSS PER SHARE
     From continuing operations                                                   $     (0.06)       $     (0.01)
     From discontinued operations                                                          --              (0.17)
                                                                                  -----------        --------------
         TOTAL BASIC LOSS PER SHARE                                               $     (0.06)       $     (0.18)
                                                                                  ===========        ==============
WEIGHTED-AVERAGE SHARES OUTSTANDING                                                 1,509,865          1,692,542
                                                                                  ===========        ==============


   The accompanying notes are an integral part of these financial statements.

                                                             MGPX VENTURES, INC.
                                              STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------

                          PREFERRED STOCK       COMMON STOCK
                        ------------------- --------------------    ADDITIONAL      ACCUMULATED
                         SHARES    AMOUNT    SHARES     AMOUNT    PAID-IN CAPITAL      DEFICIT       TOTAL
                        --------- --------- ---------  ---------  ----------------  -------------  ----------
Balance,
June 30, 1997            16,792       672   1,872,241    74,890       2,154,904       (1,371,107)    859,359

Cash dividends
payable on Series
B preferred stock                                                                        (30,226)    (30,226)

Purchase and
cancellation of
common stock in
connection with the
sale of operations                           (362,376)  (14,495)         13,495                       (1,000)

Net loss                                                                                (299,265)   (299,265)
                        --------- --------- ---------  ---------  ----------------  -------------  ----------
Balance,
June 30, 1998            16,792       672   1,509,865    60,395       2,168,399       (1,700,598)    528,868
                        --------- --------- ---------  ---------  ----------------  -------------  ----------

Cash dividends
payable on Series
B preferred stock                                                                        (30,226)    (30,226)

Net loss                                                                                 (85,118)    (85,118)
                        --------- --------- ---------  ---------  ----------------  -------------  ----------
Balance,
June 30, 1999            16,792   $   672   1,509,865  $ 60,395      $2,168,399      $(1,815,942)   $413,524
                        ========= ========= =========  =========  ================  =============  ==========


   The accompanying notes are an integral part of these financial statements.

                                                             MGPX VENTURES, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                    FOR THE YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------

                                                             1999          1998
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss from continuing operations                     $ (85,118)   $  (9,793)
   (Increase) decrease in
     Prepaid expenses                                          8,002      (16,005)
     Income tax refund receivable                            (15,697)          --
   Increase in
     Accounts payable                                           (900)         900
     Income taxes payable                                        800           --
                                                           ---------    ---------
Net cash used in continuing operating activities             (92,913)     (24,898)
Net cash used in discontinued operating activities                --     (130,530)
                                                           ---------    ---------
Net cash used in operating activities                        (92,913)    (155,428)
                                                           ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from sale of assets, net of cash                      --      650,000
                                                           ---------    ---------
Net cash provided by continuing investing activities              --      650,000
Net cash used in discontinued investing activities                --      (21,116)
                                                           ---------    ---------
Net cash provided by investing activities                         --      628,884
                                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES

   Repurchase of common stock                                     --       (1,000)
                                                           ---------    ---------
Net cash used in continuing financing activities                  --       (1,000)
Net cash provided by discontinued financing activities            --       82,612
                                                           ---------    ---------
Net cash provided by financing activities                         --       81,612
                                                           ---------    ---------
Net increase (decrease) in cash and cash equivalents         (92,913)     555,068

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 559,102        4,034
                                                           ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                     $ 466,189    $ 559,102
                                                           =========    =========


   The accompanying notes are an integral part of these financial statements.

                                                             MGPX VENTURES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------
NOTE 1 - ORGANIZATION AND BUSINESS

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

         Effective December 31, 1997, Warner sold substantially all of its operations to its President and Executive Vice President. On March 31, 1998, Warner was renamed MGPX Ventures, Inc. (the "Company"), and the President and Executive Vice President resigned their positions with the Company.

         The Company is currently operating as a "shell" corporation, has minimal operations, and is headquartered in Encino, California. The Company is in the process of identifying potential merger and acquisition candidates.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         LOSS PER SHARE

         During the year ended June 30, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share is not presented for 1999 and 1998 because common stock equivalents are anti-dilutive.

         INCOME TAXES

         The Company accounts for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected

                                                             MGPX VENTURES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES (Continued)

         to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets.

         ESTIMATES

         In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses included in the determination of net earnings from continuing operations and discontinued operations during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In October 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. This statement is not applicable to the Company.

         In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," which is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

         In June 1999, the FASB issued SFAS No. 136, "Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others," which is effective for financial statements with fiscal years beginning after December 15, 1999. This statement is not applicable to the Company.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which is effective upon issuance. This statement is not applicable to the Company.

                                                             MGPX VENTURES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

NOTE 3 - DISPOSAL OF OPERATIONS

         Effective December 31, 1997, Warner Technologies, Inc. sold substantially all of its net assets used in operations to management for $650,000. Net proceeds were approximately $585,000 after closing costs. As a condition of the transaction, management agreed to the cancellation of its stock options and the sale of its common shares to the Company for $1,000, representing more than a 25% reduction in beneficial control of common shares. As a result, the Company's operations through December 31, 1997 are reported as discontinued operations. The results from discontinued operations included total revenues of approximately $0 and $2,605,000 and net income from operations of approximately $0 and $35,000 for the years ended June 30, 1999 and 1998, respectively.

         Net assets sold to management and the resulting pretax gain were determined as follows:

                  Current assets                                  $   1,071,562
                  Property, plant, and equipment                        103,170
                  Other assets                                            6,665
                  Current liabilities                                  (788,563)
                  Non-current liabilities                               (15,406)
                                                                  -------------
                  Net assets sold                                       377,428
                  Cash received                                         650,000
                  Less closing costs                                    (65,000)
                                                                  -------------
                      PRETAX GAIN ON SALE OF ASSETS               $     207,572
                                                                  =============

NOTE 4 - SHAREHOLDERS' EQUITY

         CONVERTIBLE PREFERRED STOCK

         On December 31, 1992, the Company issued 16,792 shares of Series B Convertible Preferred Stock at $30.00 per share and 100,752 Class B Warrants to purchase common stock at exercise prices between $3.00 and $5.00 per share in a private placement. Each share of Series B Preferred Stock is convertible at any time, at the option of the holder, into 12 shares of common stock. If any holder converts and dividends are accrued and unpaid on the date of conversion, the Company is required to pay such dividends within 60 days. The Company has the right to convert Series B Preferred shares into 12 shares of common stock after December 31, 1994, if the closing bid price of the common stock on any ten consecutive business days equals or exceeds $4.00 per share, and all quarterly dividends prior to the date of conversion have been paid.

                                                             MGPX VENTURES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

NOTE 4 - SHAREHOLDERS' EQUITY (CONTINUED)

         CONVERTIBLE PREFERRED STOCK (Continued)

         Series B holders are entitled to receive a cumulative 6% per annum dividend payable quarterly. Series B shares and Class B Warrants are restricted from trading in accordance with governing Securities and Exchange Commission ("SEC") rules and regulations. Series B shareholders are entitled to preference upon liquidation equal to the stated value of $30.00 per share plus any accrued but unpaid dividends up to the time of liquidation, but have no voting rights unless the Company fails to make two consecutive dividend payments. In that case, Series B holders would have cumulative voting rights equal to three times the number of common shares into which their preferred shares may be converted.

         The Class B Warrants expired on December 31, 1995.

         By order of its Board of Directors, the Company deferred payment of the dividends payable for the quarters ended March 31, 1997 through June 30, 1999. At June 30, 1999, total cumulative unpaid dividends payable were $75,565.

         STOCK OPTIONS

         During the year ended June 30, 1999, the Company granted 100,000 non-qualified stock options to the Company's President and Chief Executive Officer that may be exercised at a price of $1 per share. These options vested immediately upon the date of issuance and expire three years from the date of grant.

         The following table summarizes certain information relative to stock options:

                                                                             WEIGHTED-
                                                                             AVERAGE
                                                                             EXERCISE
                                                              SHARES          PRICE
                                                            ----------     -------------
Outstanding, June 30, 1997                                   564,268       $ 0.25 - 0.88
  Expired/canceled                                          (564,268)      $ 0.25 - 0.88
                                                            ---------
Outstanding, June 30, 1998                                        --       $          --
  Granted                                                    100,000       $        1.00
                                                            ---------
OUTSTANDING, JUNE 30, 1999                                   100,000       $        1.00
                                                            =========
EXERCISABLE, JUNE 30, 1999                                   100,000       $        1.00
                                                            =========


The weighted-average life of the options outstanding and exercisable at June 30, 1999 is 2.92 years.

                                                             MGPX VENTURES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

NOTE 4 - SHAREHOLDERS' EQUITY (CONTINUED)

         STOCK OPTIONS (Continued)

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost other than that required to be recognized by APB Opinion No. 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                           FOR THE YEARS ENDED
                                                                 JUNE 30,
                                                           --------------------
                                                            1999          1998
                                                           --------   ---------
                  Net loss as reported                     $(85,118)  $(299,265)
                  Net loss, pro forma                      $(85,118)  $(299,265)
                  Basic loss per share as reported         $  (0.06)  $   (0.18)
                  Basic loss per share, pro forma          $  (0.06)  $   (0.18)

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended June 30, 1999: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 5.64%; and expected life of 3 years. The weighted-average exercise price was $1 at June 30, 1999, and the weighted average per share value of options granted during the year ended June 30, 1999 was $0.14.

         For options granted during the year ended June 30, 1999 where the exercise price exceeded the stock price at the date of the grant, the weighted-average fair value of such options was $0.03, and the weighted-average exercise price of such options was $1. No options were issued during the year ended June 30, 1999 where the exercise price was less than the stock price at the date of the grant or where the exercise price equaled the stock price at the date of the grant.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                                             MGPX VENTURES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

NOTE 5 - INCOME TAXES

         Significant components of the provision for taxes based on income for the years ended June 30 are as follows:

                                                              1999              1998
                                                          -------------     ------------
                  Current
                      Federal                             $          -       $         -
                      State                                        800               800
                                                          ------------       -----------
                                                                   800               800
                                                          ------------       -----------
                  Deferred
                      Federal                                        -           494,750
                      State                                          -            12,122
                                                          ------------       -----------
                                                                     -           506,872
                                                          ------------       -----------
                           PROVISION FOR INCOME TAXES     $        800       $   507,672
                                                          ============       ===========

         A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes for the years ended June 30 is as follows:

                                                                         1999               1998
                                                                     ------------      ------------
                  Income tax provision computed at federal
                      statutory tax rate                                   34.0%            34.0%
                  Change in deferred income tax valuation reserve         (40.0)           223.0
                  State taxes, net of federal benefit                       6.0              6.0
                  Other                                                       -              1.0
                                                                     ------------      ------------
                      TOTAL                                                   - %          264.0%
                                                                     ============      ============


         As of June 30, 1999, the Company had federal and state net operating loss carryforwards of approximately $1,381,000 and $120,000, respectively, which expire through 2019 and 2003, respectively.

         Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of June 30, 1999 consisted of the following:

                  Deferred tax assets
                      Net operating loss carryforwards                $  476,949
                      Other                                              476,949
                                                                      ----------
                           NET DEFERRED TAX ASSET                     $        -
                                                                      ==========

                                                             MGPX VENTURES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1999
--------------------------------------------------------------------------------

NOTE 5 - INCOME TAXES (CONTINUED)

         During the year ended June 30, 1999, the Company did not utilize any of its federal net operating loss carryforwards.

NOTE 6 - YEAR 2000 ISSUE

         The Company does not currently utilize any electronic processing systems and therefore is not directly at risk for having systems that will not recognize the year 2000 ("Y2K") or treat any date after December 31, 1999 as a date during the twenty-first century. However, the Company may be subject to Y2K problems that might originate with third parties with whom the Company does business, such as financial institutions, business partners, consultants, vendors and customers. The Company has not undertaken any investigation to determine the Y2K readiness of any such parties or the disruptions or costs to the Company if any such party were to have a Y2K problem.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          The following table sets forth the current executive officers and directors of and a key consultant to MGPX:


NAME                                        AGE               POSITION
Peter Schlesinger                            65               Chairman, chief financial
                                                              officer and director

Kenneth R. Peak                              54               President, chief executive
                                                              officer, secretary and director

Emanuel Batler                               73               Director

Buddy Young                                  64               Consultant (former president,
                                                              chief executive officer,
                                                              secretary and director)

     PETER SCHLESINGER has been a director of MGPX since December 1993 and became chairman and chief financial officer following our sale of assets on March 31, 1998. A Canadian citizen, Mr. Schlesinger attended McGill University and Columbia University, receiving a Bachelor of Commerce degree in 1962. He was a partner of a Canadian stockbrokerage firm, Annett Partners, for 10 years and manager of a Bermuda investment company, Tatra Ltd., since 1974. He was president of Halton Insurance, a Bermuda insurance company, listed on The Toronto Stock Exchange, from 1988 to 1994. For ten years he has also served as president of the Canadian Parkinson Disease Foundation.

     KENNETH R. PEAK was appointed president, chief executive officer, secretary and a director of MGPX on July 26, 1999. Mr. Peak has a wealth of experience in the oil and gas resource industry. Before joining MGPX, Mr. Peak was the president of Peak Enernomics, Incorporated, an oil and gas consulting firm that he formed in 1990. Mr. Peak began his energy career in 1973 as a commercial banker in First Chicago's energy group. He became treasurer of Tosco Corporation in 1980 and chief financial officer of Texas International Company ("TIC") in 1982. His tenure with TIC included serving as president of TIPCO, the domestic operating subsidiary of TIC's oil and gas operations. Mr. Peak has also served as chief financial officer of Forest Oil and as an investment banker with Howard Weil. Mr. Peak was an officer in the U.S. Navy from 1968 to 1971, serving as a cryptologist and reporting operationally to the National Security Agency, with collateral duties to the Central Intelligence Agency. Mr. Peak received a B.S. degree in physics from Ohio University and an MBA from Columbia University. He currently serves as a director of NL Industries, Inc., a worldwide manufacturer and marketer of titanium dioxide pigments whose stock is listed on the New York Stock Exchange; Cheniere Energy, Inc., an oil and gas exploration company whose stock is traded on the Nasdaq SmallCap Market; and Cellxion, Inc., a privately owned manufacturing and construction company serving the cellular telephone industry.

     EMANUEL BATLER has been a director of MGPX since December 1998. From 1960 to 1969, Mr. Batler was vice-president of Philips Electronics Industries Ltd., the Canadian division of the Dutch-based Philips Company, with responsibility for marketing as well as for corporate mergers and acquisitions. Subsequently, he founded and was president of Glentech Investments, a venture capital company active in both the United States and Canada. After negotiating the sale of this business, Mr. Batler was active from 1974 to 1995 in the commodity futures business, managing firms in Toronto, Hong Kong and Chicago. Since 1970, Mr. Batler has also been chairman of the board of Eclectic Management Sciences, Ltd., a private holding company that controls several operating businesses.

     BUDDY YOUNG served as president, executive officer and a director of MGPX from March 31, 1998 until July 26, 1999, at which time he resigned from all of his positions and agreed to continue to act as a consultant to MGPX through October 31, 1999 or until our next stockholders meeting, whichever is sooner. Since August 1997, Mr. Young has also been engaged in a privately owned merger and acquisition business doing business under the name of Advantage Mergers and Acquisitions. In addition, since August 1998 Mr. Young has been the president and executive officer of Advanced Knowledge, Inc. ("AKI"), a reporting company that produces and distributes workforce training videos. Currently there is no public trading market for the stock of AKI. During Mr. Young's career he has served in various executive capacities in the entertainment industry. From 1992 until July 1996, Mr. Young served as president and chief executive officer of Bexy Communications, Inc. ("Bexy"), a reporting company whose stock traded on the OTC Bulletin Board. Bexy's core business was the production, financing and distribution of television programming. From June 1983 until December 1991, Mr. Young was president, chief executive officer and a director of Color Systems Technology, Inc., a publicly held company whose stock traded on the American Stock Exchange. Color Systems' major line of business is the use of its patented computer process for the conversion of black and white motion pictures to color. Prior to joining Color Systems, Mr. Young served from 1965 to 1975 as director of West Coast Advertising and Publicity for United Artists Corporation, from 1975 to 1976 as director of Worldwide Advertising and Publicity for Columbia Pictures Corp., from 1976 to 1979 as vice president of Worldwide Advertising and Publicity for MCA/Universal Pictures, Inc., and from 1981 to 1982 as a principal in the motion picture consulting firm of Powell & Young, which represented some of the industry's leading film makers. For the past twenty-five years Mr. Young has been an active member of The Academy of Motion Picture Arts and Sciences and has served on a number of industry-wide committees.

     Officers of MGPX are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of MGPX.

     Directors of MGPX hold office until the next annual stockholders meeting, until successors are elected and qualified or until their earlier resignation or removal.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other MGPX equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of reports and amendments thereto on Forms 3, 4 and 5 furnished to us by reporting persons during, and with respect to, our fiscal year ended June 30, 1999, and on a review of written representations from reporting persons that no other reports were required to be filed for that fiscal year, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than ten percent beneficial owners during such period were satisfied in a timely manner, except that (i) Peter Schlesinger, Emanuel Batler, Isaac Moss (former director) and Buddy Young (former executive officer and director) each failed to timely file one report, and (ii) Gunther Schiff (former director) failed to file one report.

ITEM 10.  EXECUTIVE COMPENSATION.

     The tables and discussion below set forth information about the compensation awarded to, earned by or paid to our chief executive officer (sometimes referred to in this report as the "named executive officer") during the fiscal years ended June 30, 1999, 1998 and 1997. No executive officer received total annual salary and bonus in excess of $100,000 during the fiscal year ended June 30, 1999.

SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM
                                                                                      COMPENSATION
                                                                                      -------------
                                                          ANNUAL COMPENSATION            SHARES
                                           FISCAL       -------------------------      UNDERLYING
NAME AND PRINCIPAL POSITION                 YEAR          SALARY           BONUS         OPTIONS
---------------------------                ------       ---------         -------     ------------
Buddy Young(1).........................     1999        $  34,850            --          100,000
   President, chief executive               1998        $  12,510            --               --
   officer & director                       1997               --            --               --


------------------------

(1) Mr. Young resigned from all of his positions with MGPX after the end of the 1999 fiscal year on July 26, 1999, and Kenneth R. Peak was appointed on that date as the new president and chief executive officer and a director.

EMPLOYMENT AND CONSULTING AGREEMENTS

     We currently have no employment agreement with any executive officer. On March 24, 1998, we entered into a consulting agreement with Mr. Young, pursuant to which he served until July 26, 1999 as president, chief executive officer and a director and was paid a total of $34,850 during the year ended June 30, 1999. On July 26, 1999, Mr. Young resigned from all of his positions with MGPX, and he entered into a new consulting agreement with us on July 27, 1999. Under the terms of the new agreement, Mr. Young will serve as a consultant to MGPX through October 31, 1999 or until our next stockholders meeting, whichever is sooner, and will perform various administrative functions to help facilitate a smooth transition to new management. His agreed compensation is $20,000 payable at the rate of $2,000 per month, with a balloon payment of $14,000 to be paid at the completion of our next stockholders meeting and in no event later than October 31, 1999. Under the agreement, Mr. Young will also be permitted to purchase no fewer than 100,000 shares of common stock on the same terms as other investors in a proposed private placement.

     The board of directors appointed Kenneth R. Peak as president, chief executive officer and a director on July 26, 1999 and approved an initial salary for Mr. Peak in the amount of $12,500 per month.

OPTION/SAR GRANTS IN FISCAL YEAR ENDED JUNE 30, 1999

     The following table sets forth certain information with respect to stock options granted to the our chief executive officer during the fiscal year ended June 30, 1999.

                                NUMBER OF              % OF TOTAL
                               SECURITIES             OPTIONS/SARS
                               UNDERLYING              GRANTED TO          EXERCISE OR
                              OPTIONS/SARS            EMPLOYEES IN         BASE PRICE        EXPIRATION
        NAME                   GRANTED (#)             FISCAL YEAR           ($/SH)             DATE
        ----                  ------------            ------------         -----------       ----------
Buddy Young                     100,000(1)                100                 $1.00           6/8/2002


--------------

(1) The board of directors granted these options on June 8, 1999 in consideration of Mr. Young's services as president and chief executive officer. The options were immediately exercisable.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         As shown in the following table, our chief executive officer did not exercise any stock options or stock appreciation rights during the fiscal year ended June 30, 1999, and none of the 100,000 stock options which he held at the end of the fiscal year was in the money.

                                                          NUMBER OF SHARES                     VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED                IN-THE-MONEY OPTIONS/SARS
                     SHARES                            OPTIONS/SARS AT 6/30/99                    AT 6/30/99 ($)
                   ACQUIRED ON      VALUE          --------------------------------        -------------------------------
NAME                EXERCISE       REALIZED        EXERCISABLE        UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
----               -----------    ----------       -----------        -------------        -----------       -------------
Buddy Young               --            --            100,000                  --                  --                 --


COMPENSATION OF DIRECTORS

     Outside directors of MGPX have been paid $150 for their attendance at each meeting of the board of directors. In the future, directors will be paid normal and customary industry fees for their assistance in sourcing, evaluating and closing transactions. Directors who are also officers of MGPX receive no additional compensation for their service as a director. The board of directors awarded cash compensation of $6,000 to Isaac Moss in appreciation for his services as a director upon his resignation on July 26, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information about the beneficial ownership of our outstanding classes of preferred stock and common stock as of August 3, 1999, by each person known to own beneficially more than 5% of each class, by each of our directors and named executive officers (as defined in Item 10, "Executive Compensation") and by all of our directors and executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Series B preferred stock and common stock except to the extent that authority is shared by spouses under applicable law.

     As described under Item 4, "Submission of Matters to a Vote of Security Holders," all outstanding shares of Series B preferred stock will automatically be converted into common stock on August 16, 1999 at a rate of 30 shares of common stock for each of the 16,792 outstanding shares of Series B preferred stock. Since the conversion of all outstanding shares of Series B preferred stock will occur within the next 60 days, we have calculated the percentage of common stock beneficially owned by each of the persons in the table as if all shares of Series B preferred stock had already been converted.

                                NUMBER OF                                    NUMBER OF
    NAME AND ADDRESS            PREFERRED SHARES(2)         PERCENTAGE       COMMON SHARES              PERCENTAGE
 OF BENEFICIAL OWNER(1)         BENEFICIALLY OWNED          OWNED(3)         BENEFICIALLY OWNED         OWNED(4)
------------------------        -------------------         ----------       ------------------         ----------
David Wilstein                         2,000                  11.96%              234,654(5)                11.65%
2080 Century Park East
Los Angeles, CA 90067

APEX Investments Fund Ltd.             3,666                  21.92%              109,980(6)                 5.46%
3 Trilogy Court
Paget Close
PG05 Bermuda

Richard and Joann Small                2,000                  11.96%               60,000(7)                 2.98%
1416 Port Washington Avenue
Ambler, PA 19002

Mark S. Laventhal                      1,700                  10.16%               51,000(8)                 2.53%
50 Rowes Wharf
Boston, MA 02110

Joan Gold                              1,200                   7.17%               36,000(9)                 1.79%
1016 Ridgedale Drive
Beverly Hills, CA 90210

J.H. Tromp Meesters                      -0-                     --               112,500                    7.45%
9430 Olympic Blvd.
Beverly Hills, CA 90212

Buddy Young                              -0-                     --               120,000(10)                5.68%

                                                          34

Peter Schlesinger                        -0-                      --                   -0-                     --
Kenneth R. Peak                          -0-                      --                   -0-                     --
Emanuel Batler                           -0-                      --                   -0-                     --
Directors and executive officers         -0-                      --                   -0-                     --
as a group (three persons)

-----------------------

(1) Unless otherwise indicated, the address of each stockholder is 17337 Ventura Blvd., #224, Encino, CA 91316.

(2) Each share of Series B preferred stock is convertible at any time by the holder thereof into 12 shares of common stock; however, each such share will automatically be converted into 30 shares of common stock on August 16, 1999.

(3)  Based on a total of 16,792 shares of Series B preferred stock outstanding.

(4) Based on a total of 1,509,865 shares of common stock outstanding, plus 503,760 shares of common stock to be issued upon conversion of Series B preferred stock on August 16, 1999 (treating such shares as if already outstanding), plus, for each individual stockholder named, that number of other shares of common stock (if any) which such person has a right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(5) Includes 60,000 shares of common stock to be issued upon conversion of Series B preferred stock on August 16, 1999.

(6) Includes 109,980 shares of common stock to be issued upon conversion of Series B preferred stock on August 16, 1999.

(7) Includes 60,000 shares of common stock to be issued upon conversion of Series B preferred stock on August 16, 1999.

(8) Includes 51,000 shares of common stock to be issued upon conversion of Series B preferred stock on August 16, 1999.

(9) Includes 36,000 shares of common stock to be issued upon conversion of Series B preferred stock on August 16, 1999.

(10) Includes 100,000 shares of common stock issuable upon exercise of options granted to Mr. Young for his services as former president, chief executive officer and director. Mr. Young resigned from all such positions on July 26, 1999.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On July 26, 1999, Kenneth R. Peak was appointed as a director of MGPX. On the same date, MGPX and Mr. Peak entered into an agreement under which he was also appointed as president, executive officer and secretary; provided, however, that his appointment as an officer will terminate automatically if he does not satisfy the following conditions by 5:00 p.m. Pacific Time on August 26, 1999:
(1) he shall see that all cumulative dividends payable with respect to our Series B preferred stock are paid in full; (2) he shall see that holders of our Series B preferred stock are solicited to consent to the conversion on August 16, 1999 of our Series B preferred stock at an adjusted conversion rate of 30 shares of common stock for each outstanding share of Series B preferred stock, and (3) he shall raise not less than $600,000 in new equity financing for MGPX through an exempt private placement of common stock. To date, the first two conditions have been satisfied.

     As described more fully in Item 1, "Description of Business," on February 16, 1998, when we were still operating under the name of Warner Technologies, Inc., we entered into an asset sale agreement, effective as of December 31, 1997, with Messrs. Hathaway and Ferrari, who were then serving as our president and executive vice president, respectively. See Note 3 to the financial statements in Item 7 for a description of the net operating assets sold. The cash purchase price of $650,000 was established through negotiations between our outside directors and Messrs. Hathaway and Ferrari and was supported by an independent valuation of the net assets by Singer Lewak Greenbaum & Goldstein and a fairness opinion from The Mentor Group, Inc. On March 10, 1998, our stockholders voted to approve the sale and to change the name of the company from Warner Technologies, Inc. to MGPX Ventures, Inc. The sale of assets was completed on March 31, 1998. We received net proceeds of $585,000 from the sale after closing costs. Pursuant to the asset sale agreement, we also purchased from Messrs. Hathaway and Ferrari for $1,000 all of the shares of MGPX common stock owned by them (183,481 shares from Mr. Hathaway and 159,396 shares from Mr. Ferrari). In addition, under the agreement, all of their options and option rights were canceled.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         The following documents are included or incorporated by reference as exhibits to this report:


     Exhibit
        No.                            Document Description
     -------      -------------------------------------------------------------

(2)    PLAN OF PURCHASE, SALE, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

       2.1 Agreement for Sale and Purchase of Assets of a Business between MGPX, as seller, and Thomas Hathaway and Joseph
                  Ferrari, as buyers, dated February 16, 1998(1)

                  Note: The following attachments to Exhibit 2.1 will be furnished supplementally to the Securities and Exchange
                  Commission upon request:

                  Exhibit "A" Seller's Balance Sheet and Profit and Loss
                              Statement for the Twelve Months Ended June 30, 1997

                  Exhibit "B" Seller's Quarterly Report for the Three-Month and
                              Six-Month Period Ended December 31, 1997

                  Exhibit "C" Schedule of Liabilities and Obligations of Seller

                  Exhibit "D" Contracts, Agreements and Commitments As of December 31, 1997

                  Exhibit "E" Lease of Real or Personal Property

                  Exhibit "F" No Change in Circumstances

                  Exhibit "G" General Release

                  Exhibit "H" Seller's Covenant Not to Compete



                  Exhibit "I" Litigation

(3)    ARTICLES OF INCORPORATION AND BY-LAWS

       3.1        Articles of incorporation, as amended to date(1)

       3.2        By-laws(1)

(4)    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

       4.1        Facsimile of common stock certificate(1)

       4.2        Facsimile of Series B preferred stock certificate(1)

       4.3        Certificate of determination of Series B preferred stock(1)

(10)   MATERIAL CONTRACTS

       10.1       Consulting Agreement between MGPX and Buddy Young, dated March 24, 1998
                  (management contract)(1)

       10.2       Form of Agreement between MGPX and Kenneth R. Peak, dated July 26, 1999
                  (management contract)

       10.3       Form of Consulting Agreement between MGPX and Buddy Young, dated July 27,
                  1999

(23)   CONSENTS OF EXPERTS AND COUNSEL

       23.1       Consent of Singer Lewak Greenbaum & Goldstein LLP

(27)   FINANCIAL DATA SCHEDULE

       27.1       Financial Data Schedule


---------------------

(1) Included as an exhibit to our registration statement on Form 10-SB filed on October 16, 1998 and incorporated herein by reference.

(b)      REPORTS ON FORM 8-K.

         MGPX did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MGPX VENTURES, INC.

Date:  August  9 , 1999                      By:  /s/ KENNETH R. PEAK
              ---                               --------------------------
                                                Kenneth R. Peak, President and
                                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                              TITLE                              DATE
         ---------                              -----                              ----

By: /s/ PETER SCHLESINGER            Chairman of the Board, Chief            August  9 , 1999
   ---------------------------       Financial Officer and Director                 ---
        Peter Schlesinger            (Principal Financial and
                                     Accounting Officer)


By: /s/ KENNETH R. PEAK              President, Chief Executive              August  9 , 1999
   ---------------------------       Officer, Secretary and Director                ---
        Kenneth R. Peak              (Principal Executive Officer)


By: /s/ EMANUEL BATLER               Director                                August  9 , 1999
   ---------------------------                                                      ---
        Emanuel Batler
