Form 10QSB
period 1999-09-30
CONTANGO OIL & GAS CO
filed 1999-11-12
CIK 1071993

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

  (Mark One)

     [ ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

                For the quarterly period ended September 30, 1999


     [ ] Transition Report under Section 13 or 15(d) of the Exchange Act

             For the Transition Period from ________ to ___________

                         Commission File Number: 0-24971

                           Contango Oil & Gas Company
       (Exact name of small business issuer as specified in its charter)

         Nevada                                               95-4067606
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification No.)

                        3700 Buffalo Speedway, Suite 960
                              Houston, Texas 77098
                    Issuer's Telephone Number: (713) 960-1901
          (Address and telephone number of principal executive offices)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     The Registrant has 12,253,625 shares of Common stock, par value $.04 per share, issued and outstanding as of October 26, 1999.

     Traditional Small Business Disclosure Format (check one) Yes X    No
                                                                 ---      ---

                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

                                                                   Page
PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements                                     3
                    Balance Sheets (unaudited)                      4
                    Statements of Operations (unaudited)            5
                    Statement of Shareholders                       6
                    Statements of Cash Flows (unaudited)            7
                    Notes to Financial Statements (unaudited)       8

Item 2.    Management's Discussion and Analysis and Results
           of Operation                                            12


PART II  OTHER INFORMATION

Item 1.    Legal Proceedings                                       14

Item 2.    Changes in Securities and Use of Proceeds               14

Item 3.    Defaults upon Senior Securities                         14

Item 4.    Submission of Matters to a Vote
           of Security Holders                                     14

Item 5.    Other Information                                       15

Item 6.    Exhibits and Reports on Form 8-K                        16

Signatures                                                         17

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                (Financial Statements Commence on Following Page)

                                                      CONTANGO OIL & GAS COMPANY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                  BALANCE SHEETS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
                                     ASSETS

                                                                            September 30,       June 30,
                                                                                1999              1999
                                                                            ------------      ------------
                                                                            (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                              $  2,000,339      $    466,189
     Accounts receivable                                                          15,697            15,697
     Prepaid expenses                                                             25,360             8,003
                                                                            ------------      ------------

                      TOTAL CURRENT ASSETS                                     2,041,396           489,889

PROPERTY, PLANT AND EQUIPMENT
     Furniture and Equipment                                                      13,726                --
     Accumulated Depreciation                                                       (610)               --
                                                                            ------------      ------------

                                                                                  13,116                --
                                                                            ------------      ------------

                      TOTAL ASSETS                                          $  2,054,512      $    489,889
                                                                            ------------      ------------

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                       $     48,427      $        800
     Preferred stock dividends payable                                                --            75,565
     Accrued liabilities                                                          86,341                --
                                                                            ------------      ------------

         Total current liabilities                                               134,768            76,365
                                                                            ------------      ------------

SHAREHOLDERS' EQUITY
     Convertible preferred stock, Series B, $0.04 par value,
         $30 per share liquidation preference and certain voting rights
              125,000 shares authorized,
              0 and 16,792 shares issued and
                  outstanding, respectively                                           --               672
     Common stock, $0.04 par value,
         50,000,000 shares authorized,
         12,253,625 and 1,509,865 shares issued and
              outstanding, respectively                                          490,145            60,395
     Additional paid-in capital                                                3,543,921         2,168,399
     Accumulated deficit                                                      (1,815,942)       (1,815,942)
     Deficit accumulated during development stage                               (298,380)               --
                                                                            ------------      ------------

                  Total shareholders' equity                                   1,919,744           413,524
                                                                            ------------      ------------

                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  2,054,512      $    489,889
                                                                            ============      ============

                                                      CONTANGO OIL & GAS COMPANY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                        STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------

                                                   Three Months Ended
                                                      September 30,                Cumulative
                                             ------------------------------        total from
                                                 1999              1998          Inception of
                                             ------------      ------------       Development
                                                                                        Stage

EXPENSES:

EXPLORATION EXPENSE                          $     10,000      $         --      $     10,000
DEPRECIATION EXPENSE                                  610                --               610
GENERAL AND ADMINISTRATIVE EXPENSE                290,070            19,294           290,070
                                             ------------      ------------      ------------

LOSS FROM OPERATIONS                             (300,680)          (19,294)         (300,680)


Interest income                                     2,300             7,065             2,300
                                             ------------      ------------      ------------

NET LOSS                                     $   (298,380)     $    (12,229)         (298,380)
                                             ------------      ------------      ------------

DEFICIT ACCUMULATED DURING DEVELOPMENT
   STAGE, BEGINNING OF PERIOD                          --                --                --
                                             ------------      ------------      ------------
DEFICIT ACCUMULATED DURING DEVELOPMENT
   STAGE, END OF PERIOD                      $   (298,380)     $         --      $   (298,380)

BASIC AND DILUTED LOSS PER SHARE                    (0.05)            (0.01)            (0.05)
                                             ============      ============      ============
WEIGHTED-AVERAGE COMMON SHARES
   OUTSTANDING                                  5,648,669         1,509,865         5,648,669
                                             ============      ============      ============

                                                      CONTANGO OIL & GAS COMPANY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------


                                            Preferred Stock                     Common Stock
                                      ----------------------------     ------------------------------           Additional
                                        Shares           Amount           Shares             Amount          Paid in Capital
                                      ---------       ------------     -----------         ----------        ---------------
Balance June 30, 1999                    16,792       $        672       1,509,865         $   60,395         $  2,168,399


Preferred Stock Conversion              (16,792)              (672)        503,760             20,150              (19,478)

Sale of shares August 1999                                               6,460,000            258,400              387,600
Sale of warrants August 1999                                                                                        24,600
Sale of shares September 1999                                            3,780,000            151,200              982,800

Net loss
                                      ---------       ------------     -----------         ----------         ------------

Balance September 30, 1999                   --       $         --      12,253,625         $  490,145         $  3,543,921
                                      =========       ============     ===========         ==========         ============

                                                          Accumulated
                                                         Deficit During          Total
                                      Accumulated        Developmental       Shareholders
                                        Deficit              Stage              Equity
                                      ------------        -----------        ------------
Balance June 30, 1999                 $ (1,815,942)                          $    413,524


Preferred Stock Conversion                                                             --

Sale of shares August 1999                                                        646,000
Sale of warrants August 1999                                                       24,600
Sale of shares September 1999                                                   1,134,000

Net loss                                                     (298,380)           (298,380)
                                      ------------        -----------        ------------

Balance September 30, 1999            $ (1,815,942)       $  (298,380)       $  1,919,744
                                      ============        ===========        ============

                                                      CONTANGO OIL & GAS COMPANY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------

                                                            Three Months Ended
                                                               September 30,                Cumulative
                                                     ------------------------------         total from
                                                         1999              1998           Inception of
                                                     ------------      ------------        Development
                                                      (unaudited)      (unaudited)               Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $   (298,380)     $    (12,229)     $   (298,380)
   Depreciation expense                                       610                --               610
   Changes in operating assets and liabilities
     Increase (decrease) in accounts payable               47,627              (800)           47,627
     Increase in prepaid expenses                         (17,357)                            (17,357)
     Increase in accrued liabilities                       86,341                --            86,341
         Net cash used in operating activities           (181,159)          (13,029)         (181,159)
                                                     ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Furniture and Equipment                              (13,726)               --           (13,726)
                                                     ------------      ------------      ------------

         Net cash used in investing activities            (13,726)               --           (13,726)
                                                     ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock             1,804,600                --         1,804,600
                                                     ------------      ------------      ------------

     Preferred stock dividends payable                    (75,565)               --           (75,565)
                                                     ------------      ------------      ------------

       Net cash provided by financing activities        1,729,035                --         1,729,035
                                                     ------------      ------------      ------------

       Net increase (decrease) in cash and cash
         equivalents                                    1,534,150           (13,029)        1,534,150

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                              466,189           559,102           466,189
                                                     ------------      ------------      ------------

CASH AND CASH EQUIVALENTS,
         END OF PERIOD                               $  2,000,339      $    546,073      $  2,000,339
                                                     ============      ============      ============

                                                      CONTANGO OIL & GAS COMPANY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

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

Effective December 31, 1997, Warner sold substantially all of its operations to its President and Executive Vice President. On March 31, 1998, Warner was renamed MGPX Ventures, Inc. ("MGPX"), and the President and Executive Vice President resigned from their positions.

Until July 1999, MGPX operated as a "shell" corporation, with minimal operations, and was headquartered in Encino, California. After reviewing numerous potential merger and acquisition candidates and business opportunities, the board unanimously approved a transaction whereby MGPX hired new management and adopted a plan to enter the oil and gas exploration and development business and appointed Kenneth R. Peak as president and chief executive officer and a director of the company. MGPX is required to present its financial statements as a development stage enterprise starting July 1, 1999 (the inception of the development stage).

On September 27, 1999, Contango held its annual meeting of stockholders. At the meeting, the stockholders voted to amend the company's articles of incorporation to change the name of the company from "MGPX Ventures, Inc." to "Contango Oil & Gas Company"("Contango"). The stockholders also approved an amendment to the articles of incorporation increasing the number of authorized shares of common stock from 12,375,000 to 50,000,000

                                                      CONTANGO OIL & GAS COMPANY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DEVELOPMENTAL STAGE ACCOUNTING

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in MGPX's Form 10-KSB, as amended, for the year ended June 30, 1999. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

Development Stage Accounting

Contango is a development stage enterprise engaged in the exploration, and development of oil and natural gas in the United States. The company has no producing oil and gas properties. For the period from July 1, 1999 through September 30, 1999, Contango incurred cumulative losses of $298,380 and expects that it will continue to incur losses and that its accumulated deficit will increase until commencement of oil and gas production in quantities sufficient to cover operating expenses occurs, if ever.

As of September 30, 1999, Contango had cash and cash equivalents of $2.0 million. Based on available capital resources, Contango believes that it will be able to make its commitments and fund its operations through September 30, 2000.

Contango is subject to several categories of risk associates with its development stage activities. Oil and gas exploration and development is a speculative business and involves a high degree of risk. Among the factors that have a direct bearing on Contango's prospects are uncertainties inherent in estimating oil and gas reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production testing histories; access to additional capital; changes in the price of oil and natural gas;

                                                      CONTANGO OIL & GAS COMPANY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

-------------------------------------------------------------------------------

services and equipment; and the presence of competitors with greater financial resources and capacity.

Net Loss per Share

Basic net income (loss) per common share is computed by dividing the net income
(loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued and if the additional common shares were dilutive. Diluted net loss per common share is not presented because potential common shares are anti-dilutive for all periods presented.

Income Taxes

The Company accounts for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is more likely than not that the Company will not be able to realize all or a portion of its deferred tax assets.

                                                      CONTANGO OIL & GAS COMPANY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

-------------------------------------------------------------------------------

Oil and Gas Property and Equipment

In accounting for oil and gas property and equipment, the company follows the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. Exploratory geological and geophysical costs are expensed as incurred. All development costs are capitalized. The estimated undiscounted cost, net of salvage value, of dismantling and removing major oil and gas production facilities, including necessary site restoration, are accrued using the unit-of-production method.

Other property and equipment is generally depreciated using the double-declining balance method over estimated useful lives, which range from 5 to 7 years. Repairs and maintenance are expensed, while renewals and betterments are generally capitalized

NOTE 3 - SHAREHOLDERS' EQUITY

On August 25, 1999, MGPX completed a private placement of 6,460,000 shares of its common stock for $0.10 per share and warrants to purchase 2,460,000 shares of common stock, raising gross proceeds of $670,600.

On September 30, 1999, Contango completed a private placement of 3,780,000 shares of its common stock for $0.30 per share, raising gross proceeds of $1,134,000.

Recent Developments

On October 15, 1999, Contango entered into an offer to purchase agreement to acquire non-operated working interests in several producing and non-producing leases. The purchase is scheduled to close prior to December 15, 1999 and is subject to due diligence and customary closing adjustments. The company has paid a $10,000 non-refundable performance deposit, which will be applied against the purchase price at closing.

The stockholders approved the Contango Oil & Gas Company 1999 Stock Incentive Plan, which provides for the issuance of up to 5,000,000 shares of common stock. 5,685,523 votes were received in favor of the stock incentive plan, 14,250 votes against, 4,031 abstentions and 0 broker non-votes.

                                                      CONTANGO OIL & GAS COMPANY
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

-------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Plan of Operation

The company's new business plan includes the following three principal objectives:

o Exploration for oil and gas reserves with sophisticated, trend-leading partners; and;

o    Acquisition of natural gas and crude oil reserves; and

o    Investment in energy industry entrepreneurial opportunities.

Initially we will focus on the first two objectives, described in greater detail below. As we pursue these objectives, our business will be subject to all of the risks associated with a start-up company in the competitive and volatile oil and gas exploration and development business.

Oil and Gas Exploration

The Company has entered into exploration agreements with Alcorn Exploration and Juneau Exploration, LLC. Oil and gas exploration requires significant outlays of capital with no assurance of success. We intend to enhance our chances for success by effectively using available technology, rigorously evaluating sub-surface and regional data, and to the extent possible, managing dry-hole, oil and gas price and financial risks.

Acquisition of Oil and Gas Reserves

Management intends to target negotiated acquisitions and to avoid data rooms and competitive bidding situations. We will face competition from firms that are well-established, successful, better capitalized and, in many instances, willing to pay more for properties than what we might consider prudent.

Results of Operations

The following is a discussion of the results of operations for the quarter ended September 30, 1999 compared to those for the quarter ended September 30, 1998. The results of operations for the three months ended September 30, 1999 are not directly comparable to results for the three months ended September 30, 1998, when the company was essentially a "shell" corporation without operations. Further, the company incurred start-up costs in the quarter ending September 30, 1999 as a result of the Company's entry into the oil and gas business.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

During the quarter ended September 30, 1999, the Company incurred exploratory and general and administrative expenses of $10,000 and $290,070 respectively. Interest income for the same period totaled $2,300, and was derived from interest earned on the Company's cash and cash equivalents.

Major components of general and administrative include $50,000 overhead reimbursement under an exploration agreement, approximately $37,000 in salaries and benefits, and approximately $77,000 in legal fees associated with the company's year-end 10-K, Proxy, and two equity offerings. During the comparable period in 1998, approximately $19,000 in general and administrative was incurred primarily for salaries and insurance.

Liquidity

Contango believes that it will be able to satisfy its cash requirements for the next 18 months, based on current expectations and commitments. Management anticipates that Contango will need to raise additional capital during the next twelve months to fund future exploration and acquisition opportunities.

Year 2000

The Company utilizes standard industry, Year 2000 compliant, software to minimize reliance on customized products. As a result, the Company does not expect any interruption in data processing due to failure of internal computer hardware and software, however there can be no assurances that the Company will not be affected due to its' reliance on industry partners.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 28, 1999, Contango held its annual meeting of stockholders. At the meeting, the stockholders voted to amend the company's articles of incorporation to change the name of the company from "MGPX Ventures, Inc." to "Contango Oil & Gas Company." The stockholders also approved an amendment to the articles increasing the number of authorized shares of common stock from 12,375,000 to 50,000,000.

         On August 25, 1999, Contango completed a private placement of 6,460,000 shares of its common stock for $0.10 per share and warrants to purchase 2,460,000 shares of common stock, raising gross proceeds of $670,600. During September 1999 an additional private placement was underway. As of October 6, 1999, 3,780,000 shares had been sold at $0.30 per share for total proceeds of $1,134,000. The securities were offered and sold to private investors pursuant to Regulation D under the Securities Act of 1933 and there were no underwriting discounts, commissions or finder's fees paid in connection with the placement. Purchasers of stock and warrants in the placement included Kenneth R. Peak, the president and chief executive officer of Contango, and Brad Juneau, Joseph Romano and Darrell Williams, who along with Mr. Peak were elected directors of Contango at the September 28 stockholders' meeting.

         Contango entered into an agreement with Juneau Exploration, LLC effective as of September 1, 1999. Pursuant to the agreement, Juneau Exploration will receive 400,000 shares of common stock as part of its remuneration upon execution of the agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 1999, five matters were submitted to Contango's stockholders pursuant to the solicitation of proxies for the company's annual meeting held September 28, 1999.

         At the meeting, Kenneth R. Peak, Brad Juneau, Joseph J. Romano, and Darrell Williams were elected to serve as directors of Contango until the next annual stockholders meeting. 5,701,804 votes were received in favor of Mr. Peak's election, 5,701,804 in favor of Mr. Juneau's election, 5,701,804 in favor of Mr. Romano's election and 5,701,804 in favor of Mr. Williams election. 0 votes were cast against Mr. Peak's election, 0 against Mr. Juneau's election, 0 against Mr. Romano's election and 0 against Mr. Williams' election. No stockholders abstained from casting their votes in the election of directors.

         Besides the election of directors, the following four matters were voted upon at the annual meeting:

         1. The stockholders approved an amendment to the articles of incorporation changing the name of the company from "MGPX Ventures, Inc." to "Contango Oil & Gas Company." 5,701,804 votes were received in favor of this proposal, 2,000 votes against, 0 abstentions and 0 broker non-votes.

         2. The stockholders approved an amendment to the articles of incorporation increasing the number of authorized shares of common stock of Contango from 12,375,000 shares to 50,000,000 shares. 5,651,443 votes were received in favor of this proposal, 52,361 votes against, 0 abstentions and 0 broker non-votes.

         3. The stockholders approved the Contango Oil & Gas Company 1999 Stock Incentive Plan, which provides for the issuance of up to 5,000,000 shares of common stock. 5,685,523 votes were received in favor of the stock incentive plan, 14,250 votes against, 4,031 abstentions and 0 broker non-votes.

         4. The stockholders ratified the selection of Arthur Andersen, L.L.P. as Contango's independent certified public accountants to audit the company's financial statements for the fiscal year ended June 30, 2000.

ITEM 5.  OTHER INFORMATION

         Trading Symbol

         Concurrently with changing the company's name to Contango, the company's trading symbol on Nasdaq's over-the-counter bulletin board was changed from "MGPV" to "BTUX."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed herewith or are incorporated herein by reference:


         Exhibit
            No.               Document Description
         -------              --------------------

         (3)  Articles of Incorporation and By-laws

                  3.1 Articles of incorporation of the Company, as amended to date(1)

                  3.2      By-laws of the Company(1)

         (4)  Instruments Defining the Rights of Security Holders

                  4.1 Facsimile of Common Stock certificate of the Company(1)

         (27) Financial Data Schedule

                  27.1     Financial Data Schedule(2)

         (99) Agreements

                  99.1     Alcorn/MGPX Oil & Gas Lease Acquisition Agreement(2)

                  99.2 Agreement dated as effective of September 1, 1999 between Contango Oil & Gas Company and Juneau Exploration, L.L.C.(2)

         ----------------------------

         (1) Included as an exhibit to the Company's Form 10-SB registration statement filed on October 16, 1998, and incorporated herein by reference.

         (2)      Filed herewith.

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONTANGO OIL & GAS COMPANY
                                    (Registrant)


Dated:  November 11, 1999              /s/ Kenneth R. Peak
                                       -----------------------------------------
                                       Kenneth R. Peak, President and Chief
                                          Executive Officer (Principal Executive
                                          and Financial Officer)

                               INDEX TO EXHIBITS
                               -----------------

27.1 -- Financial Data Schedule

99.1 -- Alcorn/MGPX Oil & Gas
        Lease Acquisition Agreement

99.2 -- Agreement Between Contango
        Oil & Gas and Juneau Exploration, L.L.C.