Form 10QSB
period 1999-12-31
CONTANGO OIL & GAS CO
filed 2000-02-14
CIK 1071993

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark one)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---               OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                        Commission file number 000-24971

                           CONTANGO OIL & GAS COMPANY
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                         95-4067606
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                        3700 BUFFALO SPEEDWAY, SUITE 960
                              HOUSTON, TEXAS 77098
                    (Address of principal executive offices)

                                 (713) 960-1901
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

     The total number of shares of common stock, par value $0.04 per share, outstanding as of February 3, 2000 was 17,434,662.

     Traditional Small Business Disclosure Format (check one): Yes  X  No
                                                                   ---    ---


================================================================================

                           CONTANGO OIL & GAS COMPANY
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----
                                       PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements
              Condensed Balance Sheets as of December 31, 1999 (unaudited)
                  and June 30, 1998 .................................................................  3
              Condensed Statements of Operations for the three and six months ended December 31,
                  1999 and 1998 (unaudited)..........................................................  4
              Condensed Statement of Shareholders' Equity as of December 31, 1999 (unaudited)........  5
              Condensed Statements of Cash Flows for the six months ended
                  December 31, 1999 and 1998 (unaudited).............................................  6
              Notes to the Condensed Financial Statements............................................  7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations......  9

                                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................................... 12

Item 2.   Changes in Securities and Use of Proceeds.................................................. 12

Item 3.   Default Upon Senior Securities............................................................. 12

Item 4.   Submission of Matters to Vote of Security Holders.......................................... 12

Item 5.   Other Information.......................................................................... 13

Item 6.   Exhibits and Reports on Form 8-K........................................................... 13

SIGNATURES........................................................................................... 13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           CONTANGO OIL & GAS COMPANY (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                                      DECEMBER 31,    JUNE 30,
                                                                                         1999           1999
                                                                                      -----------    -----------
                                                                                      (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents ....................................................   $ 4,909,693    $   466,189
     Accounts receivable, net .....................................................       163,447         15,697
     Advances to operators and other ..............................................        13,312          8,003
                                                                                      -----------    -----------
         Total current assets .....................................................     5,086,452        489,889
                                                                                      -----------    -----------

PROPERTY, PLANT AND EQUIPMENT:
     Oil and natural gas properties, successful efforts method of accounting:
         Proved properties ........................................................       106,196             --
         Unproved properties, not being amortized .................................        35,000             --
     Furniture and equipment ......................................................        13,726             --
     Accumulated depreciation, depletion and amortization .........................        (2,048)            --
                                                                                      -----------    -----------
         Total property, plant and equipment ......................................       152,874             --
                                                                                      -----------    -----------
         TOTAL ASSETS .............................................................   $ 5,239,326    $   489,889
                                                                                      ===========    ===========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable .............................................................   $    36,795    $       800
     Preferred stock dividends payable ............................................            --         75,565
     Accrued liabilities ..........................................................        45,112             --
                                                                                      -----------    -----------
         Total current liabilities ................................................        81,907         76,365
                                                                                      -----------    -----------

SHAREHOLDERS' EQUITY:
     Convertible preferred stock, Series B, $0.04 par value, $30 per share liquidation preference and certain voting rights, 125,000 shares authorized, 0 issued and outstanding at December 31, 1999 and
         16,792 issued and outstanding at June 30, 1999 ...........................            --            672
     Common stock, $0.04 par value, 50,000,000 shares authorized,
         17,401,328 issued and outstanding at December 31, 1999 and
         1,509,865 shares issued and outstanding at June 30, 1999 .................       696,053         60,395
     Additional paid-in capital ...................................................     6,873,263      2,168,399
     Accumulated deficit ..........................................................    (1,815,942)    (1,815,942)
     Deficit accumulated during development stage .................................      (595,955)            --
                                                                                      -----------    -----------
         Total shareholders' equity ...............................................     5,157,419        413,524
                                                                                      -----------    -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................   $ 5,239,326    $   489,889
                                                                                      ===========    ===========

                       See notes to financial statements.

           CONTANGO OIL & GAS COMPANY (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                 CUMULATIVE
                                                      THREE MONTHS ENDED               SIX MONTHS ENDED          TOTAL FROM
                                                         DECEMBER 31,                    DECEMBER 31,            INCEPTION OF
                                                 ----------------------------    ----------------------------    DEVELOPMENT
                                                     1999            1998            1999            1998           STAGE
                                                 ------------    ------------    ------------    ------------    ------------

Oil and natural gas sales ....................   $      6,367    $         --    $      6,367    $         --    $      6,367

EXPENSES:
     Lease operating expense .................          1,677              --           1,677              --           1,677
     Exploration expense .....................         78,928              --          88,928              --          88,928
     Depreciation, depletion
         and amortization ....................          1,438              --           2,048              --           2,048
     General and administrative expense ......        241,401          26,524         531,471          45,818         531,471
                                                 ------------    ------------    ------------    ------------    ------------
         Total expenses ......................        323,444          26,524         624,124          45,818         624,124
                                                 ------------    ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS .........................       (317,077)        (26,524)       (617,757)        (45,818)       (617,757)

Interest income ..............................         19,502           6,129          21,802          13,194          21,802
                                                 ------------    ------------    ------------    ------------    ------------
NET LOSS .....................................       (297,575)        (20,395)       (595,955)        (32,624)       (595,955)
Preferred stock dividends ....................             --          15,113              --          15,113              --
                                                 ------------    ------------    ------------    ------------    ------------
NET LOSS ATTRIBUTABLE TO
     COMMON STOCK ............................   $   (297,575)   $    (35,508)   $   (595,955)   $    (47,737)   $   (595,955)
                                                 ============    ============    ============    ============    ============

DEFICIT ACCUMULATED
     DURING DEVELOPMENT
     STAGE, BEGINNING OF PERIOD ..............       (298,380)             --              --              --              --
                                                 ------------    ------------    ------------    ------------    ------------
DEFICIT ACCUMULATED
     DURING DEVELOPMENT
     STAGE, END OF PERIOD ....................   $   (595,955)   $         --    $   (595,955)   $         --    $   (595,955)
                                                 ============    ============    ============    ============    ============

BASIC AND DILUTED
     NET LOSS PER SHARE ......................   $      (0.02)   $      (0.02)   $      (0.06)   $      (0.03)   $      (0.06)
                                                 ============    ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING ......................     13,033,082       1,509,865       9,326,800       1,509,865       9,326,800
                                                 ============    ============    ============    ============    ============

                       See notes to financial statements.

           CONTANGO OIL & GAS COMPANY (A DEVELOPMENT STAGE ENTERPRISE)
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                          PREFERRED STOCK                COMMON STOCK
                                     --------------------------    -------------------------     PAID-IN      ACCUMULATED
                                       SHARES         AMOUNT          SHARES       AMOUNT        CAPITAL        DEFICIT
                                     -----------    -----------    -----------   -----------   -----------    -----------

Balance at June 30, 1999 .........        16,792    $       672      1,509,865   $    60,395   $ 2,168,399    $(1,815,942)
Preferred stock conversion .......       (16,792)          (672)       503,760        20,150       (19,478)            --
Sale of shares (8/99) ............            --             --      6,460,000       258,400       387,600             --
Sale of warrants (8/99) ..........            --             --             --            --        24,600             --
Sale of shares (9/99) ............            --             --      3,780,000       151,200       982,800             --
Net loss .........................            --             --             --            --            --             --
                                     -----------    -----------    -----------   -----------   -----------    -----------

Balance at September 30, 1999 ....            --             --     12,253,625       490,145     3,543,921     (1,815,942)

Sale of shares (10/99) ...........            --             --        416,666        16,667       264,583             --
Sale of shares (11/99) ...........            --             --        533,333        21,333       362,167             --
Sale of shares (12/99) ...........            --             --      4,197,704       167,908     2,702,592             --
Net loss .........................            --             --             --            --            --             --
                                     -----------    -----------    -----------   -----------   -----------    -----------
Balance at December 31, 1999 .....            --    $        --     17,401,328   $   696,053   $ 6,873,263    $(1,815,942)
                                     ===========    ===========    ===========   ===========   ===========    ===========

                                       DEFICIT
                                      ACCUMULATED
                                        DURING          TOTAL
                                      DEVELOPMENT    SHAREHOLDERS'
                                        STAGE           EQUITY
                                     -----------    -----------

Balance at June 30, 1999 .........   $        --    $   413,524
Preferred stock conversion .......            --             --
Sale of shares (8/99) ............            --        646,000
Sale of warrants (8/99) ..........            --         24,600
Sale of shares (9/99) ............            --      1,134,000
Net loss .........................      (298,380)      (298,380)
                                     -----------    -----------
Balance at September 30, 1999 ....      (298,380)     1,919,744

Sale of shares (10/99) ...........            --        281,250
Sale of shares (11/99) ...........            --        383,500
Sale of shares (12/99) ...........            --      2,870,500
Net loss .........................      (297,575)      (297,575)
                                     -----------    -----------
Balance at December 31, 1999 .....   $  (595,955)   $ 5,157,419
                                     ===========    ===========

                       See notes to financial statements.

           CONTANGO OIL & GAS COMPANY (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      CUMULATIVE
                                                                           SIX MONTHS ENDED           TOTAL FROM
                                                                              DECEMBER 31,           INCEPTION OF
                                                                       --------------------------    DEVELOPMENT
                                                                           1999          1998           STAGE
                                                                       -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ......................................................   $  (595,955)   $   (47,737)   $  (595,955)
     Depreciation, depletion and amortization ......................         2,048             --          2,048
     Exploration expense ...........................................        88,928             --         88,928
     Changes in operating assets and liabilities:
         Increase in accounts receivable ...........................      (147,750)            --       (147,750)
         (Increase) decrease in advances and other .................        (5,309)         2,668         (5,309)
         Increase (decrease) in accounts payable ...................        35,995           (900)        35,995
         Increase in preferred stock dividends payable .............            --         15,113             --
         Increase in accrued liabilities ...........................        45,112             --         45,112
                                                                       -----------    -----------    -----------
         Net cash used in operating activities .....................      (576,931)       (30,856)      (576,931)
                                                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to proved properties and other exploration costs ....      (195,124)            --       (195,124)
     Additions to unproved properties ..............................       (35,000)            --        (35,000)
     Additions to furniture and equipment ..........................       (13,726)            --        (13,726)
                                                                       -----------    -----------    -----------
         Net cash used in investing activities .....................      (243,850)            --       (243,850)
                                                                       -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock and warrants ...........     5,339,850             --      5,339,850
     Preferred stock dividends .....................................       (75,565)            --        (75,565)
                                                                       -----------    -----------    -----------
         Net cash provided by financing activities .................     5,264,285             --      5,264,285
                                                                       -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS ..........................................     4,443,504        (30,856)     4,443,504
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................       466,189        559,102        466,189
                                                                       -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................   $ 4,909,693    $   528,246    $ 4,909,693
                                                                       ===========    ===========    ===========

                       See notes to financial statements.

           CONTANGO OIL & GAS COMPANY (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1. ORGANIZATION AND BUSINESS

     Contango Oil & Gas Company is a development stage, independent energy company engaged in the exploration and development of oil and natural gas in the United States. Contango is required to present its financial statements as a development stage enterprise starting July 1, 1999 (the inception date of the development stage).

     Contango was incorporated as a Nevada corporation in August 1986 under the name of Maple Enterprises, Inc. In 1988, Maple acquired and subsequently merged into Warner Technologies, Inc., a private corporation. Warner provided energy efficiency products and services including lighting retrofits, electrical control systems for buildings, and strategic energy planning services. At the 1998 annual stockholders' meeting, Warner stockholders approved an agreement to sell the operating business and substantially all net operating assets, effective as of December 31, 1997. Stockholders also voted to change the name of the company from Warner Technologies, Inc. to MGPX Ventures, Inc.

     As a result of the sale of assets, MGPX became a "shell" corporation with no operations or business plan other than to seek to identify and complete an acquisition, merger or other transaction that would enhance stockholder value. After reviewing numerous potential merger and acquisition candidates and business opportunities, the board unanimously approved a plan for MGPX to hire new management and to enter the oil and natural gas resources business. At the annual stockholders' meeting held September 28, 1999, stockholders voted to change the name of the company from MGPX Ventures, Inc. to Contango Oil & Gas Company, elected a new board of directors including Kenneth R. Peak, Contango's president, chief executive officer and chairman of the board, and increased the authorized number of shares of common stock from 12,375,000 to 50,000,000. Additionally, Contango changed its trading symbol on the Nasdaq over-the-counter bulletin board from "MGPX" to "BTUX".

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DEVELOPMENT STAGE ACCOUNTING

     Basis of Presentation. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in MGPX's Form 10-KSB, as amended, for the year ended June 30, 1999. The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

     Development Stage Accounting. Contango is a development stage enterprise engaged in the exploration and development of oil and natural gas in the United States. Since July 1, 1999, Contango has completed two small producing property acquisitions and has reported only limited oil and natural gas revenues for the six months ended December 31, 1999. For the period from July 1, 1999 through December 31, 1999, Contango incurred cumulative losses of $595,955 and expects that these losses will continue until it generates sufficient revenues from oil and natural gas production either through drilling activities or through acquisition of producing properties to cover operating and general and administrative costs.

           CONTANGO OIL & GAS COMPANY (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


     As of December 31, 1999, Contango had cash and cash equivalents of approximately $4.9 million. Based on current available capital resources, management believes that it will be able to meet its commitments and fund its operations over the next 12 months.

     Contango is subject to several categories of risk associated with its development stage activities. Oil and gas exploration and development is a speculative business and involves a high degree of risk. Among the factors that have a direct bearing on Contango's prospects are uncertainties inherent in estimating oil and gas reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of oil and natural gas; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

     Net Loss per Share. Basic net loss per share is computed by dividing the net loss attributable to common stock by the weighted-average number of common shares outstanding. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued and if the additional common shares were dilutive. Diluted net loss per share does not include potential common shares because such shares are anti-dilutive for all periods presented.

     Income Taxes. Contango accounts for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is more likely than not that the company will not be able to realize all or a portion of its deferred tax assets.

     Property, Plant and Equipment. In accounting for oil and gas property, Contango follows the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. Exploratory geological and geophysical costs are expensed as incurred. All development costs are capitalized. The estimated undiscounted cost, net of salvage value, of dismantling and removing major oil and gas production facilities, including necessary site restoration, are accrued using the unit-of-production method.

     Other property and equipment is generally depreciated using the double-declining balance method over estimated useful lives, which range from 5 to 7 years. Repairs and maintenance are expensed, while renewals and betterments are generally capitalized.

3. SHAREHOLDERS' EQUITY

     In December 1999, Contango completed a private placement of 5,147,703 shares of its common stock and 370,370 warrants to purchase common stock (at $1.00 per share) at a gross price of $0.75 per share (net price of $0.69 per share after discounts and commissions) for net proceeds of $3,535,250.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes and other information included elsewhere in this Form 10-QSB and in our Form 10-KSB, previously filed with the Securities and Exchange Commission.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

     Statements made in this Form 10-QSB about our company may constitute "forward-looking statements". The words and phrases "should be", "will be", "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. We believe the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. You should not unduly rely on these forward-looking statements in this report, as they speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

GENERAL

     We are a development stage, independent energy company engaged in the exploration and development of oil and natural gas in the United States. We are required to present our financial statements as a development stage enterprise starting July 1, 1999 (the inception date of the development stage).

     In July 1999, our board of directors approved a new business plan for us to enter the oil and natural gas resources business. Our goal is to build a profitable independent oil and natural gas company. Our principal focus will be on the funding and drilling of exploratory wells. We intend to acquire only non-operated interests in exploration prospects and producing property acquisitions. Our strategy is to keep overhead as low as possible by keeping employee levels low and outsourcing all technical and as much of our administrative activities as possible. Our new business plan includes the following three principal objectives:

     o Exploration for oil and natural gas reserves with sophisticated alliance partners;

     o   Negotiated acquisition of natural gas and crude oil reserves; and

     o Investment in a variety of energy industry entrepreneurial opportunities.

     Initially, we will focus primarily on the first two objectives, described below. As we pursue these objectives, our business will be subject to all of the risks associated with a start-up company in the competitive and volatile oil and natural gas resources business.

     Oil and Natural Gas Exploration. Oil and natural gas exploration requires significant outlays of capital and in many situations may offer only a one in five (or lower) probability of success. We hope to enhance our chances for success by effectively using available technology, rigorously evaluating sub-surface and regional data by effective risk analysis and capital allocation and by managing dry hole, oil and natural gas price and financial risks.

     Acquisition of Oil and Natural Gas Reserves. We intend to target negotiated acquisitions and to avoid more competitive bidding situations. Nonetheless, we will likely always face some form of competition from firms that in many instances are well established, successful and frequently willing to pay more for properties than what we might consider prudent. Thus, our success depends on the execution of our business model to (i) see deals first, (ii) quickly identify which deals are most promising and (iii) negotiate a creative deal structure that, whenever possible, avoids the payment of more up-front cash than competitors are willing to pay.

RESULTS OF OPERATIONS

     The following is a discussion of the results of operations for the three and six months ended December 31, 1999, compared to those for the three and six months ended December 31, 1998. The results of operations for 1999 are not directly comparable to results for 1998 when the company was essentially a "shell" corporation without operations. Further, the company incurred start-up costs in the three and six months ended December 31, 1999 as a result of our entry into the oil and natural gas business.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

     Oil and Natural Gas Sales. We reported our first oil and natural gas sales of approximately $6,400 for the three months ended December 31, 1999. This was attributable to production from our first producing property acquisition, located in Wharton and Colorado counties in Texas, that closed in November 1999.

     Lease Operating Expenses. For the three months ended December 31, 1999, we reported approximately $1,700 of lease operating expense. This was attributable to cost associated with production from the producing property acquisition located in Wharton and Colorado counties in Texas.

     Exploration Expense. For the three months ended December 31, 1999, we reported approximately $78,900 of exploration expense. This was primarily attributable to $75,000 of overhead reimbursement under an exploration agreement.

     Depreciation, Depletion and Amortization. For the three months ended December 31, 1999, we reported approximately $1,400 of depreciation, depletion and amortization. This was attributable almost equally to depletion and amortization related to our production in Wharton and Colorado counties in Texas and to depreciation of fixed assets, primarily office equipment.

     General and Administrative Expense. General and administrative expense increased approximately $214,900, from approximately $26,500 for the three months ended December 31, 1998 to approximately $241,400 for the three months ended December 31, 1999. This increase was primarily attributable to costs incurred in opening our corporate office in Houston, Texas. Major components of general and administrative expense for the three months ended December 31, 1999 include approximately $53,500 in salaries and benefits; approximately $41,300 for insurance; approximately $61,800 in legal fees and costs associated with recent equity offerings, various leasehold and producing property acquisitions and the negotiation of an exploration agreement with Juneau Exploration; and approximately $63,700 in office administrative expense.

     Interest Income. Interest income increased approximately $13,400, from approximately $6,100 for the three months ended December 31, 1998 to approximately $19,500 for the three months ended December 31, 1999. Interest income was derived from interest earned on our cash balances during the reporting periods. The increase in interest income was due to the increase in cash balances resulting from proceeds of three equity offerings completed in August, September and December 1999.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1998

     Oil and Natural Gas Sales. We reported our first oil and natural gas sales of approximately $6,400 for the six months ended December 31, 1999. This was attributable to production from our first producing property acquisition, located in Wharton and Colorado counties in Texas, that closed in November 1999.

     Lease Operating Expenses. For the six months ended December 31, 1999, we reported approximately $1,700 of lease operating expense. This was attributable to cost associated with production from the producing property acquisition located in Wharton and Colorado counties in Texas.

     Exploration Expense. For the six months ended December 31, 1999, we reported approximately $88,900 of exploration expense. This was primarily attributable to $75,000 of overhead reimbursement under an exploration agreement.

     Depreciation, Depletion and Amortization. For the six months ended December 31, 1999, we reported approximately $2,000 of depreciation, depletion and amortization. This was attributable to depletion and amortization related to our production in the Wharton and Colorado counties in Texas (approximately $800) and to depreciation fixed assets, primarily office equipment (approximately $1,200).

     General and Administrative Expense. General and administrative expense increased approximately $485,700, from approximately $45,800 for the six months ended December 31, 1998 to approximately $531,500 for the six months ended December 31, 1999. This increase was primarily attributable to costs incurred in opening our corporate office in Houston, Texas. Major components of general and administrative expense for the six months ended December 31, 1999 include $50,000 of overhead reimbursement under an exploration agreement; approximately $91,000 in salaries and benefits; approximately $81,500 for insurance; approximately $138,400 in legal fees and costs associated with our June 1999 year end Form 10-KSB and proxy statement filed with the Securities and Exchange Commission, recent equity offerings, various leasehold and producing property acquisitions and the negotiation of an exploration agreement with Juneau Exploration; and approximately $81,000 in office administrative expense.

     Interest Income. Interest income increased approximately $8,600, from approximately $13,200 for the six months ended December 31, 1998 to approximately $21,800 for the six months ended December 31, 1999. Interest income was derived from interest earned on our cash balances during the reporting periods. The increase in interest income was due to the increase in cash balances resulting from proceeds of three equity offerings completed in August, September and December 1999.

LIQUIDITY

     As a result of the three offerings of common stock completed in August, September and December 1999, we had approximately $4.9 million in cash and cash equivalents as of December 31, 1999. In addition to the funds necessary to fulfill our obligations under our exploration programs, we also will require financing to meet other working capital costs. We estimate that approximately $1 million will be needed for these costs over the next 12 months. However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved. In addition, funding will be required for development of working interest obligations on any successful exploration prospects.

     We believe that our overall management of cash on hand will be adequate to satisfy existing expenditure requirements under our exploration agreement and general corporate needs over the next 12 months. We anticipate, however, that we will need to raise additional debt or equity capital during 2000 to fund anticipated growth in our exploration program and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations. There can be no assurance that sufficient funds will be available to finance intended exploration, development or acquisitions to successfully execute our business plan.

RECENT EVENTS

     In November 1999, we completed our first producing property acquisition in Wharton and Colorado counties in Texas for approximately $106,000. The acquisition included the purchase of working interests that vary from 1/2% to 5% in 11 producing wells and an approximate 1/2% net overriding royalty interest and an approximate 5% net backin working interest after payout in up to 20 prospects. In addition, we acquired the right to 3-D seismic covering approximately 96.5 square miles over the prospect acreage.

     During the three months ended December 31, 1999, we acquired approximately 2,000 gross leasehold acres in Shelby County, Texas that we subsequently sold in February 2000. We retained a 3% net overriding royalty interest in the acreage and will receive net cash proceeds after our costs of approximately $75,000.

     In January 2000, we acquired a 9.5% net working interest in the Needville Field in Ft. Bend County, Texas for approximately $123,500. The acquisition included three producing wells (approximately 90 barrels of oil per day gross), one development well location and one exploratory location. Plans call for the drilling of these two wells in the near future.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The company is not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In December 1999, Contango completed a private placement of 1,443,999 shares of its common stock at a gross price of $0.75 per share (net price of $0.72 per share after commissions) for net proceeds of $1,035,250. In addition to the $47,750 paid as cash commissions, 63,667 options to purchase Contango common stock at $1.00 per share were granted as commissions. All of the purchasers were "accredited investors" as defined in Rule 501 of Regulation D of the Securities Act of 1933, and the issuance of the securities was exempt from registration under Rule 506 of Regulation D.

     Also in December 1999, Contango sold in a private placement 3,703,704 share of common stock and 370,370 warrants to purchase common stock at $1.00 per share to Trust Company of the West for net proceeds after discounts of $2,500,000, or $0.68 per share. As part of the securities purchase agreement between Contango and Trust Company of the West, Trust Company of the West, at its option and so long as it holds at least 10% of Contango's fully diluted common shares, shall be entitled to designate a person who shall attend any meetings of the board of directors for the sole purpose of observing such meeting for and on behalf of Trust Company of the West. The issuance of the securities to Trust Company of the West was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

     The following is a list of exhibits filed as part of this Form 10-QSB. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

  EXHIBIT NO.                          DESCRIPTION
  -----------                          -----------

     3.1        Restated Articles of Incorporation of the company, as amended.
                (1)

     3.2        By-Laws of the company. (1)

     4.1        Facsimile of common stock certificate of the company. (1)

     10.1       Alcorn/MGPX Oil & Gas Lease Acquisition Agreement. (2)

     10.2 Agreement, dated effective as of September 1, 1999, between Contango and Juneau Exploration, L.L.C. (2)

     10.3+ Securities Purchase Agreement between Contango and Trust Company of the West, dated December 29, 1999.

     10.4+      Warrant to Purchase Common Stock between Contango and Trust
                Company of the West, dated December 29, 1999.

     10.5+      Co-Sale Agreement among Kenneth R. Peak, Contango and Trust
                Company of the West, dated December 29, 1999.

     27.1+      Financial Data Schedule.

------------------------
+  Filed herewith.

     (1) Included as an exhibit to the Company's Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

     (2) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.

(b)  REPORTS ON FORM 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    CONTANGO OIL & GAS COMPANY


Date: February 14, 2000         By: /s/ KENNETH R. PEAK
                                    --------------------------------------------
                                    Kenneth R. Peak
                                    President and Chief Executive Officer
                                    (Principal Executive and Financial Executive
                                    Officer)

                                 EXHIBIT INDEX


  EXHIBIT NO.         DESCRIPTION
  -----------         -----------

     10.3 Securities Purchase Agreement between Contango and Trust Company of the West, dated December 29, 1999.

     10.4       Warrant to Purchase Common Stock between Contango and Trust
                Company of the West, dated December 29, 1999.

     10.5       Co-Sale Agreement among Kenneth R. Peak, Contango and Trust
                Company of the West, dated December 29, 1999.

     27.1       Financial Data Schedule