Form 10QSB
period 2000-03-31
CONTANGO OIL & GAS CO
filed 2000-05-10
CIK 1071993

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000



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

         The total number of shares of common stock, par value $0.04 per share, outstanding as of May 1, 2000 was 17,496,661.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---


================================================================================

                           CONTANGO OIL & GAS COMPANY
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----
                                       PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements
              Condensed Balance Sheets as of March 31, 2000 (unaudited)
                  and June 30, 1999................................................................     3
              Condensed Statements of Operations for the three and nine months ended March 31,
                  2000 and 1999 (unaudited)........................................................     4
              Condensed Statement of Shareholders' Equity for the nine months ended March 31,
                  2000 (unaudited).................................................................     5
              Condensed Statements of Cash Flows for the nine months ended
                  March 31, 2000 and 1999 (unaudited)..............................................     6
              Notes to the Condensed Financial Statements..........................................     7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....    10

                                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings........................................................................    14

Item 2.   Changes in Securities and Use of Proceeds................................................    14

Item 3.   Default Upon Senior Securities...........................................................    14

Item 4.   Submission of Matters to Vote of Security Holders........................................    14

Item 5.   Other Information........................................................................    15

Item 6.   Exhibits and Reports on Form 8-K.........................................................    15

SIGNATURES.........................................................................................    16

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

           CONTANGO OIL & GAS COMPANY (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS

                                                      ASSETS
                                                                                             MARCH 31,      JUNE 30,
                                                                                                2000          1999
                                                                                            -----------    -----------
                                                                                            (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents ..........................................................   $ 2,196,624    $   466,189
     Accounts receivable, net ...........................................................       179,308         15,697
     Prepaid insurance ..................................................................        56,072          8,003
     Advances to operators ..............................................................     3,019,053             --
                                                                                            -----------    -----------
         Total current assets ...........................................................     5,451,057        489,889
                                                                                            -----------    -----------

PROPERTY, PLANT AND EQUIPMENT:
     Oil and natural gas properties, successful efforts method of accounting:
         Proved properties ..............................................................       221,781             --
         Unproved properties, not being amortized .......................................       627,677             --
     Furniture and equipment ............................................................        17,046             --
     Accumulated depreciation, depletion and amortization ...............................        (8,308)            --
                                                                                            -----------    -----------
         Total property, plant and equipment ............................................       858,196             --
                                                                                            -----------    -----------
         TOTAL ASSETS ...................................................................   $ 6,309,253    $   489,889
                                                                                            ===========    ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ...................................................................   $ 1,106,736    $       800
     Preferred stock dividends payable ..................................................            --         75,565
     Accrued liabilities ................................................................       121,866             --
                                                                                            -----------    -----------
         Total current liabilities ......................................................     1,228,602         76,365
                                                                                            -----------    -----------

SHAREHOLDERS' EQUITY:
     Convertible preferred stock, Series B, $0.04 par value, $30 per share liquidation preference and certain voting rights, 125,000 shares authorized, no shares issued and outstanding at March 31, 2000 and
         16,792 shares issued and outstanding at June 30, 1999 ..........................            --            672
     Common stock, $0.04 par value, 50,000,000 shares authorized,
         17,496,661 issued and outstanding at March 31, 2000 and
         1,509,865 shares issued and outstanding at June 30, 1999 .......................       699,866         60,395
     Additional paid-in capital .........................................................     6,883,686      2,168,399
     Accumulated deficit ................................................................    (1,815,942)    (1,815,942)
     Deficit accumulated during development stage .......................................      (686,959)            --
                                                                                            -----------    -----------
         Total shareholders' equity .....................................................     5,080,651        413,524
                                                                                            -----------    -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................   $ 6,309,253    $   489,889
                                                                                            ===========    ===========



                       See notes to financial statements.

           CONTANGO OIL & GAS COMPANY (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                CUMULATIVE
                                                                                                TOTAL FROM
                                             THREE MONTHS ENDED          NINE MONTHS ENDED     JULY 1, 1999
                                                  MARCH 31,                  MARCH 31,         (INCEPTION OF
                                          ------------------------   ------------------------   DEVELOPMENT
                                              2000         1999         2000         1999         STAGE)
                                          -----------  -----------   -----------  -----------  -------------
REVENUES:
     Oil and natural gas sales........... $    23,223  $        --   $    29,590  $        --  $      29,590
                                          -----------  -----------   -----------  -----------  -------------

EXPENSES:
     Lease operating expense.............      14,114           --        15,791           --         15,791
     Exploration costs...................     126,006           --       214,934           --        214,934
     Depreciation, depletion
         and amortization................       6,260           --         8,308           --          8,308
     General and administrative expense..      84,514       40,469       615,985       86,286        615,985
                                          -----------  -----------   -----------  -----------  -------------
         Total expenses..................     230,894       40,469       855,018       86,286        855,018
                                          -----------  -----------   -----------  -----------  -------------
LOSS FROM OPERATIONS.....................    (207,671)     (40,469)     (825,428)     (86,286)      (825,428)

Interest expense.........................      (7,627)          --        (7,627)          --         (7,627)
Interest income..........................      57,107        5,315        78,909       18,508         78,909
Gain on sale of assets...................      67,187           --        67,187           --         67,187
                                          -----------  -----------   -----------  -----------  -------------
NET LOSS.................................     (91,004)     (35,154)     (686,959)     (67,778)      (686,959)

Preferred stock dividends................          --        7,557            --       22,669             --
                                          -----------  -----------   -----------  -----------  -------------
NET LOSS ATTRIBUTABLE TO
     COMMON STOCK........................ $   (91,004) $   (42,711)  $  (686,959) $   (90,447) $    (686,959)
                                          ===========  ===========   ===========  ===========  =============

DEFICIT ACCUMULATED
     DURING DEVELOPMENT
     STAGE, BEGINNING OF PERIOD..........    (595,955)          --            --           --             --
                                          ------------ -----------   -----------  -----------  -------------
DEFICIT ACCUMULATED
     DURING DEVELOPMENT
     STAGE, END OF PERIOD................ $  (686,959) $        --   $  (686,959) $        --  $    (686,959)
                                          ===========  ===========   ===========  ===========  =============

BASIC AND DILUTED
     NET LOSS PER SHARE.................. $     (0.01) $     (0.03)  $     (0.06) $    (0.06)  $       (0.06)
                                          ===========  ===========   ===========  ===========  =============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING..................  17,467,519    1,509,865    12,019,380    1,509,865     12,019,380
                                          ===========  ===========   ===========  ===========  =============



                       See notes to financial statements.

           CONTANGO OIL & GAS COMPANY (A DEVELOPMENT STAGE ENTERPRISE)
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                           PREFERRED STOCK               COMMON STOCK
                                     --------------------------    -------------------------     PAID-IN      ACCUMULATED
                                       SHARES         AMOUNT         SHARES        AMOUNT        CAPITAL        DEFICIT
                                     -----------    -----------    -----------   -----------   -----------    -----------
Balance at June 30, 1999 .........        16,792    $       672      1,509,865   $    60,395   $ 2,168,399    $(1,815,942)
Preferred stock conversion .......       (16,792)          (672)       503,760        20,150       (19,478)            --
Sale of shares (8/99) ............            --             --      6,460,000       258,400       387,600             --
Sale of warrants (8/99) ..........            --             --             --            --        24,600             --
Sale of shares (9/99) ............            --             --      3,780,000       151,200       982,800             --
Net loss .........................            --             --             --            --            --             --
                                     -----------    -----------    -----------   -----------   -----------    -----------
Balance at September 30, 1999 ....            --             --     12,253,625       490,145     3,543,921     (1,815,942)


Sale of shares (10/99) ...........            --             --        416,666        16,667       264,583             --

Sale of shares (11/99) ...........            --             --        533,333        21,333       362,167             --

Sale of shares (12/99) ...........            --             --      4,197,704       167,908     2,702,592             --

Net loss .........................            --             --             --            --            --             --
                                     -----------    -----------    -----------   -----------   -----------    -----------
Balance at December 31, 1999 .....            --             --     17,401,328       696,053     6,873,263     (1,815,942)

Sale of shares (01/00) ...........            --             --         43,333         1,733        30,766             --
Sale of shares (02/00) ...........            --             --         50,000         2,000        35,500             --
Sale of shares (03/00) ...........            --             --          2,000            80         1,420             --
Offering expenses ................            --             --             --            --       (57,263)            --
Net loss .........................            --             --             --            --            --             --
                                     -----------    -----------    -----------   -----------   -----------    -----------
Balance at March 31, 2000 ........            --    $        --     17,496,661   $   699,866   $ 6,883,686    $(1,815,942)
                                     ===========    ===========    ===========   ===========   ===========    ===========



                                        DEFICIT
                                      ACCUMULATED
                                         FROM
                                     JULY 1, 1999
                                     (INCEPTION OF        TOTAL
                                      DEVELOPMENT     SHAREHOLDERS'
                                        STAGE)           EQUITY
                                     -------------    -------------
Balance at June 30, 1999 .........   $          --    $     413,524
Preferred stock conversion .......              --               --
Sale of shares (8/99) ............              --          646,000
Sale of warrants (8/99) ..........              --           24,600
Sale of shares (9/99) ............              --        1,134,000
Net loss .........................        (298,380)        (298,380)
                                     -------------    -------------
Balance at September 30, 1999 ....        (298,380)       1,919,744

Sale of shares (10/99) ...........              --          281,250
Sale of shares (11/99) ...........              --          383,500
Sale of shares (12/99) ...........              --        2,870,500
Net loss .........................        (297,575)        (297,575)
                                     -------------    -------------
Balance at December 31, 1999 .....        (595,955)       5,157,419

Sale of shares (01/00) ...........              --           32,499
Sale of shares (02/00) ...........              --           37,500
Sale of shares (03/00) ...........              --            1,500
Offering expenses ................              --          (57,263)
Net loss .........................         (91,004)         (91,004)
                                     -------------    -------------
Balance at March 31, 2000 ........   $    (686,959)   $   5,080,651
                                     =============    =============



                       See notes to financial statements.

           CONTANGO OIL & GAS COMPANY (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              CUMULATIVE
                                                                                              TOTAL FROM
                                                                    NINE MONTHS ENDED        JULY 1, 1999
                                                                        MARCH 31,            (INCEPTION OF
                                                                --------------------------    DEVELOPMENT
                                                                    2000          1999           STAGE)
                                                                -------------  -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...............................................   $  (686,959)   $   (90,447)  $    (686,959)
     Depreciation, depletion and amortization ...............         8,308             --           8,308
     Exploration costs ......................................       214,934             --         214,934
     Gain on sale of assets .................................       (67,187)            --         (67,187)
     Changes in operating assets and liabilities:
         Increase in accounts receivable ....................      (163,611)            --        (163,611)
         Increase in prepaid insurance ......................       (48,069)            --         (48,069)
         (Increase) decrease in advances and other ..........            --          5,335              --
         Increase (decrease) in accounts payable ............        53,192           (900)         53,192
         Increase in preferred stock dividends payable ......            --         22,669              --
         Increase in accrued liabilities ....................       121,866             --         121,866
                                                                -----------    -----------   -------------
         Net cash used in operating activities ..............      (567,526)       (63,343)       (567,529)
                                                                -----------    -----------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to proved properties .........................      (221,781)            --        (221,781)
     Additions to unproved properties .......................      (703,721)            --        (703,721)
     Exploration costs ......................................      (214,934)            --        (214,934)
     Additions to furniture and equipment ...................       (17,046)            --         (17,046)
     Increase in advances to operators ......................    (3,019,053)            --      (3,019,053)
     Increase in payables for capital expenditures ..........     1,052,744             --       1,052,744
     Proceeds from sale of assets ...........................       143,231             --         143,231
                                                                -----------    -----------   -------------
         Net cash used in investing activities ..............    (2,980,560)            --      (2,980,560)
                                                                -----------    -----------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock and warrants ....     5,354,086             --       5,354,086
     Preferred stock dividends ..............................       (75,565)            --         (75,565)
                                                                -----------    -----------   -------------
         Net cash provided by financing activities ..........     5,278,521             --       5,278,521
                                                                -----------    -----------   -------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS ...................................     1,730,435        (63,343)      1,730,435
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............       466,189        599,102         466,189
                                                                -----------    -----------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................   $ 2,196,624    $   495,759   $   2,196,624
                                                                ===========    ===========   =============



                       See notes to financial statements.

           CONTANGO OIL & GAS COMPANY (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  ORGANIZATION AND BUSINESS

         Contango Oil & Gas Company is a development stage, independent energy company engaged in the exploration for and production of oil and natural gas in the United States. Contango is required to present its financial statements as a development stage enterprise starting July 1, 1999 (the inception date of the development stage).

         Contango was incorporated as a Nevada corporation in August 1986 under the name of Maple Enterprises, Inc. In 1988, Maple acquired and subsequently merged into Warner Technologies, Inc., a private corporation. Warner provided energy efficiency products and services including lighting retrofits, electrical control systems for buildings and strategic energy planning services. At the 1998 annual stockholders' meeting, Warner stockholders approved an agreement to sell the operating business and substantially all net operating assets, effective as of December 31, 1997. Stockholders also voted to change the name of the company from Warner Technologies, Inc. to MGPX Ventures, Inc.

         As a result of the sale of assets, MGPX became a "shell" corporation with no operations or business plan other than to seek to identify and complete an acquisition, merger or other transaction that would enhance stockholder value. To accomplish this, the board of directors appointed an interim president and chief executive officer and instructed him (i) to register MGPX's common stock under the Securities Exchange Act of 1934 in order to improve the prospects for completing a transaction by being a reporting company and (ii) to conduct a search for potential merger and acquisition candidates and other business opportunities. On October 16, 1998, MGPX filed a registration statement to register its common stock under the Exchange Act, and the registration statement became effective on December 15, 1998.

         After reviewing numerous potential merger and acquisition candidates and business opportunities, the board unanimously approved a plan for MGPX to hire new management and to enter the oil and natural gas resources business. Accordingly, on July 26, 1999, the board accepted the resignation of the interim president and appointed Kenneth R. Peak as president, chief executive officer, secretary and director of the company. At the annual stockholders' meeting held on September 28, 1999, stockholders voted to change the name of the company from MGPX Ventures, Inc. to Contango Oil & Gas Company, elected a new board of directors including Kenneth R. Peak, as president, chief executive officer and chairman of the board, and increased the authorized number of shares of common stock from 12,375,000 to 50,000,000. At the same time, our trading symbol on the Nasdaq over-the-counter bulletin board changed from "MGPX" to "BTUX".

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


considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in MGPX's Form 10-KSB, as amended, for the year ended June 30, 1999. The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

         Development Stage Accounting. Contango is a development stage enterprise engaged in the exploration for and production of oil and natural gas in the United States. Since July 1, 1999, Contango has completed three small producing property acquisitions and one small lease acquisition and has reported only limited oil and natural gas revenues for the nine months ended March 31, 2000. For the period from July 1, 1999 through March 31, 2000, Contango incurred cumulative losses of approximately $(687,000) and expects that these losses will continue until it generates sufficient revenues from oil and natural gas production, either through drilling activities or through acquisition of producing properties, to cover operating and general and administrative costs.

         As of March 31, 2000, Contango had cash and cash equivalents of approximately $2.2 million. Additionally, Contango has approximately $2.6 million included in "Advances to Operators" to cover the costs to drill and potentially complete four onshore exploratory wells in Jim Hogg and Brooks Counties in south Texas. Based on current available capital resources, management believes that it will be able to meet its commitments and fund its operations over the next six to twelve months.

         Contango is subject to several categories of risk associated with its development stage activities. Oil and gas exploration and production is a speculative business and involves a high degree of risk. Among the factors that have a direct bearing on Contango's prospects are uncertainties inherent in estimating oil and gas reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of oil and natural gas; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

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

         Other property and equipment is generally depreciated using the straight-line method over estimated useful lives, which range from 5 to 7 years. Repairs and maintenance are expensed, while renewals and betterments are generally capitalized.

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

GENERAL

         We are a development stage, independent energy company engaged in the exploration for and production of oil and natural gas in the United States. Our development stage and our entry into the oil and natural gas business began on July 1, 1999, when previous management approved a plan to hire new management and enter the oil and natural gas exploration business. We did not produce any oil or natural gas prior to November 1999. We currently have working interests in 18 producing wells, as well as an approximate 2.4% limited partnership interest in an oil and natural gas partnership and an ongoing exploration program on approximately 65,000 acres in Jim Hogg and Brooks Counties in south Texas.

         Business Strategy. Our goal is to achieve profitability and create value for our stockholders through oil and natural gas exploration and the acquisition of proved properties. Our strategy to achieve our goal includes:

           o Funding exploration prospects developed by highly qualified geoscientists

           o  Negotiated acquisitions of proved properties

           o Strict control of general and administrative and geological and geophysical costs

           o Using creative deal structures to access acreage, seismic, prospects and capital

           o Using equity ownership incentives to align the interests of our management and our alliance partners with that of our stockholders

           o Investing in a variety of energy industry entrepreneurial opportunities

         Our principal focus is on the funding and drilling of exploratory wells, primarily located in the onshore and offshore Gulf Coast area. Our strategy is to keep overhead as low as possible by keeping employee levels low and outsourcing geological, geophysical, engineering, land and operating activities and as much of our administrative activities as possible. In particular, we have outsourced all of our oil and natural gas prospect generation and evaluation functions to our alliance partner, Juneau Exploration Company, L.L.C. Through the structure of our arrangement, Juneau Exploration bears the upfront overhead costs of performing these functions, allowing us to concentrate our investment dollars on drilling. Additionally, Juneau Exploration will participate in each transaction they recommend, and we have tied their cost reimbursement and remuneration to their exploration successes and, to some extent, to the impact those successes have on our common stock price. We believe this shifting of risk and alignment of incentives are key to our profitability.

         Oil and Natural Gas Exploration. Oil and natural gas exploration requires significant outlays of capital. We believe we will be able to enhance our chances for success by effectively using available technology, rigorously evaluating sub-surface and regional data by effective risk analysis and capital allocation and by managing dry hole, oil and natural gas price and financial risks. In particular, Juneau Exploration maintains or has access to a large database of 3-D seismic. They also have significant experience in processing, interpreting and drilling wells based on 3-D seismic, which we believe will allow them to generate high-quality exploratory prospects.

         Acquisition of Oil and Natural Gas Reserves. We intend to target negotiated acquisitions and to avoid more competitive bidding situations. Nonetheless, we will likely always face some form of competition from companies that in many instances are well established, successful and may frequently be willing to pay more for properties than what we might consider prudent. Thus, our success depends on the execution of our business model to quickly identify promising opportunities, prioritize opportunities to focus on those situations where we have the most potential for success, and negotiate creative deal structures that, whenever possible, avoid the payment of more up-front cash than competitors are willing to pay.

RESULTS OF OPERATIONS

         The following is a discussion of the results of our operations for the three and nine months ended March 31, 2000, compared to those for the three and nine months ended March 31, 1999. The results of operations for the periods ended March 31, 2000 are not directly comparable to results for the periods ended March 31, 1999, as we had no operations from December 1997 until July 1999. In addition, we did not operate as an oil and natural gas exploration and production company prior to July 1999. As a result, our financial statements from the periods prior to June 30, 1999 are not correlative to our current financial statements that reflect us operating as an oil and natural gas exploration and production company. Furthermore, we incurred start-up costs in the three and nine months ended March 31, 2000 as a result of our entry into the oil and natural gas business.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Oil and Natural Gas Sales. We recorded oil and natural gas sales of approximately $23,200 for the three months ended March 31, 2000. This was attributable to production from our properties located in Wharton, Colorado and Ft. Bend Counties in Texas.

         Lease Operating Expense. For the three months ended March 31, 2000, we recorded approximately $14,100 of lease operating expense. This was attributable to operating expenses and workovers of producing properties located in Wharton, Colorado and Ft. Bend Counties in Texas.

         Exploration Costs. For the three months ended March 31, 2000, we recorded approximately $126,000 of exploration costs. Of this amount, $125,000 was attributable to overhead reimbursement under an exploration agreement.

         Depreciation, Depletion and Amortization. For the three months ended March 31, 2000, we recorded approximately $6,300 of depreciation, depletion and amortization. This primarily was attributable to depletion and amortization related to our production in Wharton, Colorado and Ft. Bend Counties in Texas.

         General and Administrative Expense. General and administrative expense increased approximately $44,000, from approximately $40,500 for the three months ended March 31, 1999 to approximately $84,500 for the three months ended March 31, 2000. This increase primarily was attributable to costs incurred in opening our corporate office in Houston, Texas and commencing operations as an oil and natural gas exploration and production company in July 1999.

         Interest Expense. For the three months ended March 31, 2000, we recorded approximately $7,600 of interest expense. This expense represents the interest cost of financing the premiums on our various insurance policies.

         Interest Income. Interest income increased approximately $51,800, from approximately $5,300 for the three months ended March 31, 1999 to approximately $57,100 for the three months ended March 31, 2000. Interest income was derived from interest earned on our cash balances during the reporting periods. The increase in interest income was due to the increase in cash balances resulting from proceeds of equity offerings completed during the nine months ended March 31, 2000.

         Gain on Sale of Assets. During the quarter ended March 31, 2000, we recorded a gain of approximately $67,200 associated with the sale of approximately 2,000 gross unproved leasehold acres in Shelby County in Texas.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

         Oil and Natural Gas Sales. We recorded oil and natural gas sales of approximately $29,600 for the nine months ended March 31, 2000. This was attributable to production from our properties located in Wharton, Colorado and Ft. Bend Counties in Texas.

         Lease Operating Expense. For the nine months ended March 31, 2000, we recorded approximately $15,800 of lease operating expense. This was attributable to operating expenses and workovers of producing properties located in Wharton, Colorado and Ft. Bend Counties in Texas.

         Exploration Costs. For the nine months ended March 31, 2000, we recorded approximately $214,900 of exploration costs. This was primarily attributable to overhead reimbursement under an exploration agreement.

         Depreciation, Depletion and Amortization. For the nine months ended March 31, 2000, we recorded approximately $8,300 of depreciation, depletion and amortization. This was attributable to approximately $6,300 of depletion and amortization related to our production in the Wharton, Colorado and Ft. Bend Counties in Texas and to approximately $2,000 of depreciation of fixed assets, primarily office equipment.

         General and Administrative Expense. General and administrative expense increased approximately $529,700, from approximately $86,300 for the nine months ended March 31, 1999 to approximately $616,000 for the nine months ended March 31, 2000. This increase primarily was attributable to costs incurred in opening our corporate office in Houston, Texas and commencing operations as an oil and natural gas exploration and production company in July 1999. Major components of general and administrative expense for the nine months ended March 31, 2000 include accounting and tax service, insurance, salaries and benefits, legal fees and office administrative expense.

         Interest Expense. For the nine months ended March 31, 2000, we recorded approximately $7,600 of interest expense. This expense represents the interest cost of financing the premiums on our various insurance policies.

         Interest Income. Interest income increased approximately $60,400, from approximately $18,500 for the nine months ended March 31, 1999 to approximately $78,900 for the nine months ended March 31, 2000. Interest income was derived from interest earned on our cash balances during the reporting periods. The increase in interest income was due to the increase in cash balances resulting from proceeds of equity offerings completed during the nine months ended March 31, 2000.

         Gain on Sale of Assets. During the quarter ended March 31, 2000, we recorded a gain of approximately $67,200 associated with the sale of approximately 2,000 gross unproved leasehold acres in Shelby County in Texas.

LIQUIDITY

         Since July 1999, we have funded our activities almost exclusively with the proceeds from private placements of our common stock, raising approximately $5.4 million.

         We have drilled and recently completed an oil well on Eugene Island Block 28, offshore in the Gulf of Mexico, with an approximate net cost to us of $1.1 million. We have a 28.5% working interest in this well, and our initial net production is approximately 100 barrels of oil and 300 thousand cubic feet of natural gas per day. As part of our overall financial risk management, we have purchased puts to hedge a portion of our anticipated oil production over the next eight months. Additionally, over the next three to four months, we have plans to spend approximately $235,000 on leasehold and 3-D seismic processing costs and approximately $1.3 million in dry hole costs to drill four exploratory wells, representing phase one of our ongoing exploration program on approximately 65,000 acres in south Texas. It will cost an estimated additional $1.3 million to complete these wells if all four are successful. We have escrowed approximately $2.6 million to cover the costs to drill and potentially complete these wells, reducing our current level of cash and cash equivalents as of early May 2000 to approximately $924,000.

         In addition to the funds necessary to fulfill our obligations under our exploration programs, we estimate that we will require approximately $1.0 million to fund general and administrative expenses over the next 12 months. These estimates are subject to change depending on the success we have when we drill our currently planned exploratory wells and on the number of new transactions in which we become involved. If we are successful in our 65,000-acre south Texas onshore exploration activities, we believe we will have a number of additional development wells and prospects available to drill, and our need for additional capital to complete and develop wells will increase and could increase substantially.

         We believe that our cash on hand will be adequate to satisfy our currently existing expenditure requirements to drill four exploratory wells under phase one of our south Texas exploration program and our general corporate needs over the next six to twelve months. We currently are seeking additional equity to fund the expansion of our exploration program, general and administrative costs and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations. We cannot assure you that we will have sufficient funds available to finance our intended exploration or development programs or acquisitions or to successfully execute our business plan.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The company is not a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the quarter as part of a recent private placement, Contango sold 95,333 shares of its common stock at a price of $0.75 per share for net proceeds of $71,500. All of the purchasers were "accredited investors" as defined in Rule 501 of Regulation D of the Securities Act of 1933, and the issuance of the securities was exempt from registration under Rule 506 of Regulation D.

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

EXHIBIT NO.                            DESCRIPTION
-----------  -------------------------------------------------------------------
    3.1      Restated Articles of Incorporation of the company, as amended. (1)
    3.2+     Amended and Restated By Laws of Contango.
    3.3+     Amendment to Articles of Incorporation of Contango.
    4.1      Facsimile of common stock certificate of the company. (1)
    10.1     Alcorn/MGPX Oil & Gas Lease Acquisition Agreement. (2)
    10.2     Agreement, dated effective as of September 1, 1999, between
             Contango and Juneau Exploration, L.L.C. (2)
    10.3     Securities Purchase Agreement between Contango and Trust Company of the West, dated December 29, 1999. (3)
    10.4     Warrant to Purchase Common Stock between Contango and Trust Company of the West, dated December 29, 1999. (3)
    10.5     Co-Sale Agreement among Kenneth R. Peak, Contango and Trust Company of the West, dated December 29, 1999. (3)
    27.1+    Financial Data Schedule.


-------------------------
+  Filed herewith.

      (1) Included as an exhibit to the Company's Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

      (2) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.

      (3) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on February 14, 2000.

(b)  REPORTS ON FORM 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     CONTANGO OIL & GAS COMPANY


Date:  May 10, 2000             By:  /s/ KENNETH R. PEAK
                                     -------------------------------------------
                                     Kenneth R. Peak
                                     President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------  -------------------------------------------------------------------
    3.1      Restated Articles of Incorporation of the company, as amended. (1)
    3.2+     Amended and Restated By Laws of Contango.
    3.3+     Amendment to Articles of Incorporation of Contango.
    4.1      Facsimile of common stock certificate of the company. (1)
    10.1     Alcorn/MGPX Oil & Gas Lease Acquisition Agreement. (2)
    10.2     Agreement, dated effective as of September 1, 1999, between
             Contango and Juneau Exploration, L.L.C. (2)
    10.3     Securities Purchase Agreement between Contango and Trust Company of the West, dated December 29, 1999. (3)
    10.4     Warrant to Purchase Common Stock between Contango and Trust Company of the West, dated December 29, 1999. (3)
    10.5     Co-Sale Agreement among Kenneth R. Peak, Contango and Trust Company of the West, dated December 29, 1999. (3)
    27.1+    Financial Data Schedule.


-------------------------
+  Filed herewith.

     (1) Included as an exhibit to the Company's Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

     (2) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.

     (3) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on February 14, 2000.