Form 10KSB
period 2000-06-30
CONTANGO OIL & GAS CO
filed 2000-09-27
CIK 1071993

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                        COMMISSION FILE NUMBER 000-24971

                           CONTANGO OIL & GAS COMPANY
       (Exact name of small business issuer as specified in its charter)

                    NEVADA                                       95-4079863
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

                        3700 BUFFALO SPEEDWAY, SUITE 960
                              HOUSTON, TEXAS 77098
                    (Address of principal executive offices)
                                 (713) 960-1901
                          (Issuer's telephone number)
          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, PAR VALUE $0.04
     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues from operations for the fiscal year ended June 30, 2000 were $298,339.

     The aggregate market value of the voting common stock held by non-affiliates based on the closing price at September 21, 2000, was $24,839,417. As of September 11, 2000, there were 22,920,415 shares of the issuer's common stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 9, 10, 11 and 12 of Part III have been omitted from this report since registrant will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement, pursuant to Regulation 14A. The information required by Items 9, 10, 11 and 12 of this report, which will appear in the definitive proxy statement, is incorporated by reference into this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           CONTANGO OIL & GAS COMPANY
                          ANNUAL REPORT ON FORM 10-KSB
                       FOR THE FISCAL ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                               PAGE
                                                               ----
                              PART I

Item 1.  Business
            Contango........................................     1
            Plan of Operations..............................     1
            Business Strategy...............................     2
            Natural Gas and Oil Prices......................     3
            Competition.....................................     4
            Governmental Regulations........................     4
            Environmental Regulations.......................     6
            Employees.......................................     8
            Directors and Executive Officers................     8
            Corporate Offices...............................     9
            Risk Factors....................................    10
Item 2.  Description of Properties
            General.........................................    15
            Production, Prices and Operating Expenses.......    15
            Development, Exploration and Acquisition Capital
            Expenditures....................................    16
            Drilling Activity...............................    16
            Exploration and Development Acreage.............    17
            Productive Wells................................    17
            Natural Gas and Oil Reserves....................    17
Item 3.  Legal Proceedings..................................    18
Item 4.  Submission of Matters to a Vote of Security
         Holders............................................    18

                              PART II

Item 5.  Market for Common Equity and Related Stockholder
         Matters............................................    19
Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
            General.........................................    21
            Results of Operations...........................    21
            Capital Resources and Liquidity.................    22
Item 7.  Financial Statements and Supplementary Data........    23
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...............    23

                             PART III

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a) of
         the Exchange Act...................................    23
Item 10. Executive Compensation.............................    23
Item 11. Security Ownership of Certain Beneficial Owners and
         Management.........................................    24
Item 12. Certain Relationships and Related Transactions.....    24
Item 13. Exhibits and Reports on Form 8-K...................    24

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

     Some of the statements made in this Form 10-KSB may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases "should be," "will be," "believe," "expect," "anticipate," "estimate," "forecast," "goal" and similar expressions identify forward-looking statements and express our expectations about future events. These include such matters as:

     - Our financial position

     - Business strategy and budgets

     - Anticipated capital expenditures

     - Drilling of wells

     - Natural gas and oil reserves

     - Timing and amount of future production of natural gas and oil

     - Operating costs and other expenses

     - Cash flow and anticipated liquidity

     - Prospect development and property acquisitions

     Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These factors include among others:

     - The risks associated with exploration

     - Ability to raise capital to fund capital expenditures

     - The ability to find, acquire, market, develop and produce new properties

     - Natural gas and oil price volatility

     - Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures

     - Operating hazards attendant to the natural gas and oil business

     - Downhole drilling and completion risks that are generally not recoverable from third parties or insurance

     - Potential mechanical failure or under-performance of significant wells

     - Climatic conditions

     - Availability and cost of material and equipment

     - Delays in anticipated start-up dates

     - Actions or inactions of third-party operators of the Company's properties

     - The ability to find and retain skilled personnel

     - Availability of capital

     - The strength and financial resources of competitors

     - Regulatory developments

     - Environmental risks

     - General economic conditions

     When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this Form 10-KSB. You should not unduly rely on these forward-looking statements in this report, as they speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. See the information under the heading "Risk Factors" on page 10 for some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in forward-looking statements.

     All references in this Form 10-KSB to the "Company," "Contango," "we," "us" or "our" are to Contango Oil & Gas Company. Unless otherwise noted, all information in this Form 10-KSB relating to natural gas and oil reserves and the estimated future net cash flows attributable to those reserves are based on estimates prepared by independent engineers and are net to our interest.

                                     PART I

ITEM 1. BUSINESS

CONTANGO

     Contango is a development stage, independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States. Our entry into the natural gas and oil business began on July 1, 1999, and we reported our first revenues from operations during the fiscal year ended June 30, 2000. At year-end June 30, 2000, we had proved reserves of approximately 3.5 billion cubic feet of natural gas equivalents, consisting of approximately 2.7 billion cubic feet of natural gas and 137,000 barrels of oil and condensate, with a pre-tax present value discounted at 10% per annum of approximately $12.3 million.

     Contango was incorporated as a Nevada corporation in August 1986 under the name of Maple Enterprises, Inc. In 1988, Maple acquired and subsequently merged into Warner Technologies, Inc., a private corporation. At the 1998 annual stockholders' meeting, Warner stockholders approved an agreement to sell the operating business and substantially all operating assets, effective as of December 31, 1997. At that time, stockholders also voted to change the name of the company from Warner Technologies, Inc. to MGPX Ventures, Inc. As a result of the sale of assets, MGPX became a "shell" corporation with no operations or business plan other than to seek to identify and complete a transaction that would enhance stockholder value. After reviewing numerous business opportunities, the board of directors unanimously approved a plan for MGPX to hire new management and to enter the natural gas and oil business. Accordingly, in July 1999, the board appointed Kenneth R. Peak as president, chief executive officer, chief financial officer, secretary and director of the company. At the annual stockholders' meeting held on September 28, 1999, our stockholders voted to change the name of the company from MGPX Ventures, Inc. to Contango Oil & Gas Company, elected a new board of directors including Kenneth R. Peak, our president, chief executive officer and chairman of the board. We also changed our trading symbol on the Nasdaq over-the-counter bulletin board from "MGPX" to "BTUX".

PLAN OF OPERATIONS

     We had no operations and generated no revenues during the fiscal year ended June 30, 1999. We began operations as a natural gas and oil exploration and development company on July 1, 1999 and generated our first natural gas and oil revenues during the fiscal year ended June 30, 2000. Our ability to develop and maintain a meaningful level of revenues from operations is dependent on our ability to successfully drill exploration and development wells and complete producing property acquisitions.

     Our exploration efforts currently are focused offshore on the continental shelf of the Gulf of Mexico and the onshore Gulf coast region. Our current onshore activities are concentrated in a five county Texas area including Wharton, Colorado, Ft. Bend, Jim Hogg and Brooks counties. In addition, we continue to target selected, negotiated acquisitions of proved properties. At June 30, 2000, we had working interests in 19 gross producing wells (1.27 net). You should read the discussion under the heading "Description of Properties" for further information about our properties and drilling activities and the discussion under "Liquidity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about our anticipated capital requirements during the next 12 months.

BUSINESS STRATEGY

     Our goal is to achieve and maintain profitability and create value for our stockholders through natural gas and oil exploration and development and the acquisition of proved properties. Our strategy to achieve our goal includes:

     - Funding exploration prospects developed by talented geoscientists

     - Negotiated acquisitions of proved properties

     - Strict control of general and administrative and geological and geophysical costs

     - Using creative deal structures to access acreage, seismic, prospects and capital

     - Using equity ownership incentives to align the interests of our management and our alliance partners with that of our stockholders

     - Investing in other energy industry entrepreneurial opportunities

     Our principal focus is on the funding and drilling of exploratory wells onshore in the Gulf coast area and in the Gulf of Mexico, offshore Texas and Louisiana in water depths of less than 300 feet. Our strategy is to control overhead costs by keeping employee levels low and outsourcing geological, geophysical, engineering, land and operating activities and as much of our administrative activities as possible. In particular, we have outsourced all of our natural gas and oil prospect generation and evaluation functions to our alliance partner, Juneau Exploration Company, L.L.C. More recently in August 2000, Contango, Juneau Exploration and an industry partner formed Republic Exploration, L.L.C. to generate and explore prospects using reprocessed 3-D seismic. Juneau Exploration is the managing member, and Contango currently is a 10% owner in Republic Exploration. We expect to exercise our option to acquire an additional 23.3% interest prior to the option's expiration on December 29, 2000.

     Natural gas and oil exploration is an exceptionally high risk business that requires significant outlays of capital. Our goal is to enhance our chances for success by using 3-D seismic technology, keeping our cost structure low and managing financial risk. Juneau Exploration has access to a large database of 3-D seismic and has significant experience in processing, interpreting and drilling wells based on 3-D seismic data.

     In addition to exploration activities, we intend to target negotiated acquisitions and thereby avoid more competitive bidding situations. Nonetheless, we will always face competition from companies that in many instances are well established, successful and frequently may be willing to pay more for properties than what we might consider prudent. Thus, our success will depend on our ability to quickly identify promising opportunities, prioritize these opportunities to focus on situations where we have the most potential for success, and then negotiate creative deal structures that, whenever possible, avoid the payment of more up-front cash than competitors are willing to pay.

     Juneau Exploration Company, L.L.C. Effective September 1, 1999, we entered into an agreement with Juneau Exploration whereby we outsourced all of our natural gas and oil prospect generation and evaluation functions to Juneau Exploration. As an inducement to enter into the agreement, Juneau Exploration received 400,000 shares of our common stock. As of September 19, 2000, we have granted to Juneau Exploration options to purchase 700,000 shares of our common stock in connection with exploratory successes and acquisitions. Of these options, 299,998 have vested, with the remainder vesting subject to achieving a defined payout and rate of return.

     On August 14, 2000, we amended our agreement with Juneau Exploration whereby in exchange for our no longer granting 100,000 share options for each acquisition and exploration success, we increased the overriding royalty interest granted to Juneau Exploration from 2.5% to 3.3%. Juneau Exploration currently receives a 3.3% proportionally reduced overriding royalty on successful wells and a 25% proportionately reduced back-in working interest after achieving a defined payout. Juneau Exploration will continue to bear the upfront overhead costs of performing all functions involved in bringing a prospect to a ready to drill stage.

Juneau Exploration is required to participate for a 5% working interest in each transaction recommended. Their overall remuneration continues to be directly related to our exploration success, as the overriding royalty and 25% after payout back-in working interest are tied to the drilling and performance of successful wells. We believe this shifting of risk and alignment of incentives are key to our goal of achieving profitability. John B. Juneau, one of our directors, is the sole manager of Juneau Exploration.

     Onshore Gulf Coast. Our onshore exploration activities currently are focused in the Texas Gulf coast in Wharton, Colorado, Ft. Bend, Jim Hogg and Brooks counties. During the year ended June 30, 2000, we drilled 8 gross exploratory wells (1.70 net), of which 2 gross wells (0.86 net) were successful, and we completed four property acquisitions. We currently have an active two-rig exploration drilling program that we expect to continue for the next several months contingent upon continuing exploration success. At September 21, 2000, our net production from our onshore Texas Gulf coast exploration activities was approximately 5.7 million cubic feet of natural gas and 240 barrels of oil per day.

     Offshore Gulf of Mexico. Our focus offshore is in the Gulf of Mexico, offshore Texas and Louisiana, in water depths of less than 300 feet. We have participated in the drilling of Eugene Island 28, a successful oil/gas discovery in federal waters offshore Louisiana, and Brazos 436, a successful gas discovery in federal waters offshore Texas. At September 21, 2000, our net production from the Gulf of Mexico was approximately 500 thousand cubic feet of natural gas and 50 barrels of oil per day.

     Republic Exploration, L.L.C. In August 2000, we purchased a 10% interest in Republic Exploration for $4.0 million with the option to purchase another 23.3% interest for an additional $2.5 million. The option expires December 29, 2000 and, if exercised, would result in our paying a total of $6.5 million for a 33.3% interest in Republic Exploration. Republic Exploration has the license rights to existing and newly reprocessed 3-D seismic covering over 8,600 square miles of the shallow waters of the Gulf of Mexico continental shelf. Republic Exploration was formed to evaluate, generate, acquire and explore prospects using this seismic data. The other two members of Republic Exploration are Juneau Exploration, the managing member of Republic Exploration, and a privately held company. Both companies have extensive experience in Gulf of Mexico exploration. As part of this transaction, we granted five-year warrants to each company to purchase 125,000 shares of Contango common stock at $1.00 per share.

     Southern Ute Indian Tribe. In June 2000, the Southern Ute Indian Tribe doing business as Red Willow Production Company entered into a two-year Participation Agreement whereby Red Willow will have the right to acquire on the same terms as Contango an 18.75% interest in all of our natural gas and oil exploration and development projects and proved property acquisitions. The Southern Ute Indian Tribe is a major producer and transporter of coal bed methane. Through June 30, 2000, Red Willow has invested approximately $481,000 in our exploration programs. In June 2000, the Southern Ute Indian Tribe Growth Fund purchased 2,500,000 shares of Contango's common stock for $1.00 per share. In August 2000, the Southern Ute Indian Tribe Growth Fund exercised an option to purchase an additional 2,500,000 shares of common stock for $1.00 per share, bringing the Southern Ute Indian Tribe Growth Fund's ownership in Contango to 5,000,000 shares.

NATURAL GAS AND OIL PRICES

     Substantially all of our production is sold under various terms and arrangements at prevailing market prices. Our revenues, profitability and future growth depend on natural gas and oil prices, thus price decreases would adversely affect the value of our proved reserves, revenues and profits. Historically, the prices received for natural gas and oil have fluctuated widely. Among the factors that can cause these fluctuations are:

     - The domestic and foreign supply of natural gas and oil

     - The price of foreign imports

     - The level of consumer product demand

     - Weather conditions

     - Political conditions in natural gas and oil producing regions

     - Overall economic conditions

     - Domestic and foreign governmental regulations

     - The price and availability of alternative fuels

     - Potential price controls

     Contango has no hedging arrangements at present. In the future, however, we may enter into hedging arrangements to reduce our exposure to fluctuations in the prices of natural gas and oil. Hedging arrangements expose us to risk of financial loss in some circumstances including circumstances where:

     - Production is less than expected

     - There is a change in the expected differential between the underlying price in the hedging agreement and actual prices received

     - The other party to the hedging contract defaults on its contract obligations

     In addition, hedging arrangements may limit the benefit we would receive from increases in the prices for natural gas and oil. We cannot assure you that the hedging transactions we may enter into will adequately protect us from fluctuations in the prices of natural gas and oil. On the other hand, we may choose not to engage in hedging transactions in the future. As a result, we may be more adversely affected by changes in natural gas and oil prices than our competitors who engage in hedging transactions.

COMPETITION

     We compete with a broad range of natural gas and oil companies in our exploration and property acquisition activities. Many of our competitors have substantially greater financial and other resources. In addition, our larger competitors may be able to absorb the burden of changes in federal, state and local laws and regulations more easily than we can, which could adversely affect our competitive position. Many of our competitors will also be able to pay more for exploratory prospects and productive natural gas and oil properties and will be able to identify, evaluate, bid for and purchase a greater number of properties and prospects than we can. In addition, most of our competitors have been operating for a much longer time than we have and have demonstrated the ability to operate through industry cycles. Our competitors may also have greater access to equipment and materials than we have, which could adversely affect our day-to-day operations.

     We just have completed our first year of operation as a natural gas and oil exploration and development company. Our ability to explore for natural gas and oil and to acquire proved properties in the future will depend upon our ability to evaluate and select suitable prospects and properties and to consummate transactions in this highly competitive environment. We are also dependent upon the ability of Juneau Exploration, our alliance partner, to identify prospects and secure leases in the current competitive environment.

GOVERNMENTAL REGULATIONS

     Federal Regulation of Sales and Transportation of Natural Gas. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the regulations promulgated thereunder by the Federal Energy Regulatory Commission. In the past, the federal government has regulated the prices at which natural gas could be sold. Deregulation of natural gas sales by producers began with the enactment of the Natural Gas Policy Act. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting producer sales of natural gas effective January 1, 1993. Congress could, however, reenact price controls in the future.

     Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal regulation.

Commencing in April 1992, the Federal Energy Regulatory Commission issued Order No. 636 and a series of related orders, which required interstate pipelines to provide open-access transportation on a basis that is equal for all natural gas suppliers. The Federal Energy Regulatory Commission has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. Although Order No. 636 does not directly regulate our production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how we and our competitors sell natural gas in the marketplace. The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines, although some appeals remain pending and the Federal Energy Regulatory Commission continues to review and modify its regulations regarding the transportation of natural gas. For example, in February 2000, the Federal Energy Regulatory Commission concluded a broad review of its transportation regulations by revising its regulations in Order No. 637 (and subsequent, related orders), with the goal of improving competition in the interstate transportation markets and to remove a perceived bias in existing policies toward encouraging short-term transportation arrangements. Order No. 637 eliminates (for a two-year period) rate caps in the secondary market for transportation arrangements of less than one year's duration. Order No. 637 also requires pipelines to provide greater comparability of service between secondary market sales and pipeline sales, requires pipelines to increase the rights and options of transportation customers, requires expanded reporting requirements regarding (among other information) interstate capacity and its utilization, and imposes other regulatory changes. In addition, Order No. 637 permits, but does not require, pipelines to file new types of rates, including differing rates for peak and off-peak periods, term-differentiated rates, and rates established by voluntary auctions -- although the Order does not depart from current policies as to cost-based rates for long-term or pipeline-provided transportation services. The Federal Energy Regulatory Commission has also commenced a proceeding characterized as a "dialogue" with the industry on the potential for more fundamental changes in its ratemaking policies, but has not yet proposed any specific further changes. We cannot predict what action the Federal Energy Regulatory Commission will take on these matters, nor can we accurately predict whether the Federal Energy Regulatory Commission's actions will achieve the goal of increasing competition in markets in which our natural gas is sold. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

     The Outer Continental Shelf Lands Act requires that all pipelines operating on or across the Outer Continental Shelf provide open-access and non-discriminatory service. In 1988, the Federal Energy Regulatory Commission opted not to impose on gatherers and other non-jurisdictional entities the regulations of Order No. 509, in which the Federal Energy Regulatory Commission implemented the Outer Continental Shelf Lands Act as to pipelines subject to the Natural Gas Act. However, in April 2000, the Federal Energy Regulatory Commission issued Order No. 639, pursuant to its authority to permit non-discriminatory access to service on the Outer Continental Shelf. Order No. 639 requires previously unregulated gas transportation providers on the Outer Continental Shelf to make available information regarding their affiliations and the conditions under which service is rendered, We do not believe that we will be affected by the Federal Energy Regulatory Commission's revised policy regarding transportation on the Outer Continental Shelf any differently than other natural gas producers, gatherers and marketers.

     Commencing in May 1994, the Federal Energy Regulatory Commission issued a series of orders that, among other matters, slightly narrowed its statutory tests for establishing gathering status and reaffirmed that, except in situations in which the gatherer acts in concert with an interstate pipeline affiliate to frustrate the Federal Energy Regulatory Commission's transportation policies, it does not have pervasive jurisdiction over natural gas gathering facilities and services and that such facilities and services located in state jurisdictions are most properly regulated by state authorities. This Federal Energy Regulatory Commission action may further encourage regulatory scrutiny of natural gas gathering by state agencies. We do not believe that we will be affected by the Federal Energy Regulatory Commission's gathering policy any differently than other natural gas producers, gatherers and marketers.

     Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the Federal Energy Regulatory Commission and the courts. The natural gas industry historically has been very heavily regulated; therefore, we cannot assure you that the less stringent regulatory approach recently pursued by the Federal Energy Regulatory Commission and Congress will continue.

     Federal Leases. We have and expect in the future to have operations located on federal natural gas and oil leases, which are administered by the Minerals Management Service. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed Minerals Management Service regulations and orders pursuant to the Outer Continental Shelf Lands Act, which are subject to interpretation and change by the Minerals Management Service. For offshore operations, lessees must obtain Minerals Management Service approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency, lessees must obtain a permit from the Minerals Management Service prior to the commencement of drilling. The Minerals Management Service has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf to meet stringent engineering and construction specifications. The Minerals Management Service also has regulations restricting the flaring or venting of natural gas and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the Minerals Management Service has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities. To cover the various obligations of lessees on the Outer Continental Shelf, the Minerals Management Service generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of these bonds or other surety can be substantial, and we cannot assure you that we will be able to obtain bonds or other surety in all cases.

     In March 2000, the Minerals Management Service amended its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This rule modifies the valuation procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on oil posted prices and assigns a value to crude oil that better reflects its market value. We cannot predict how this regulation will affect us.

     State and Local Regulation of Drilling and Production. We expect in the future to own interests in properties located in the state waters of the Gulf of Mexico offshore Texas, Louisiana, Mississippi and Alabama. These states regulate drilling and operating activities by requiring, among other things, drilling permits and bonds and reports concerning operations. The laws of these states also govern a number of environmental and conservation matters, including the handling and disposing of waste materials, unitization and pooling of natural gas and oil properties and establishment of maximum rates of production from natural gas and oil wells. Some states prorate production to the market demand for natural gas and oil.

     Oil Price Controls and Transportation Rates. Our sales of crude oil, condensate and natural gas liquids currently are not regulated and are made at market prices. Effective as of January 1, 1995, the Federal Energy Regulatory Commission implemented regulations establishing an indexing system for transportation rates for oil that could increase the cost of transporting oil to the purchaser. In July 2000, the Federal Energy Regulatory Commission commenced a proceeding to determine whether to change the index, but initially proposing to retain the existing index. Other factors being equal, the indexing system, and any orders amending the index, may tend to increase transportation costs or reduce wellhead prices for crude oil. However, we do not believe that these regulations affect us any differently than other natural gas producers, gatherers and marketers.

ENVIRONMENTAL REGULATIONS

     Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. Offshore drilling in some areas has been opposed by environmental groups and, in some areas, has been restricted or eliminated. To the extent laws are enacted or other governmental action is taken that prohibits or restricts offshore drilling or imposes environmental protection requirements that result in increased costs to the natural gas and oil industry in general and the offshore drilling industry in particular, our business and activities could be adversely affected.

     The Oil Pollution Act of 1990 and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The Oil Pollution Act assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or fails to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. Few defenses exist to the liability imposed by the Oil Pollution Act.

     The Oil Pollution Act also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. As amended by the Coast Guard Authorization Act of 1996, the Oil Pollution Act requires parties responsible for offshore facilities to provide financial assurance in the amount of $35 million to cover potential Oil Pollution Act liabilities. This amount can be increased up to $150 million if a study by the Minerals Management Service indicates that an amount higher than $35 million should be required. On August 11, 1998, the Minerals Management Service adopted a rule implementing these Oil Pollution Act financial responsibility requirements.

     The Oil Pollution Act also imposes other requirements, such as the preparation of an oil spill contingency plan. We also are subject to regulation of the Clean Water Act and similar state laws. The Clean Water Act prohibits any discharge into waters of the United States except in strict conformance with permits issued by federal and state agencies. Failure to comply with the ongoing requirements of these laws or inadequate cooperation during a spill event may subject a responsible party to civil or criminal enforcement actions.

     In addition, the Outer Continental Shelf Lands Act authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the Outer Continental Shelf. Specific design and operational standards may apply to Outer Continental Shelf vessels, rigs, platforms, vehicles and structures. Violations of lease conditions or regulations issued pursuant to the Outer Continental Shelf Lands Act can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities can result from either governmental or private prosecution.

     The Comprehensive Environmental Response, Compensation, and Liability Act, also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under the Superfund law may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

     Our operations are also subject to regulation of air emissions under the Clean Air Act, comparable state and local requirements and the Outer Continental Shelf Lands Act. Implementation of these laws could lead to the gradual imposition of new air pollution control requirements on our operations. Therefore, we may incur capital expenditures in the future to upgrade air pollution control equipment. We do not believe that our operations would be materially affected by any such requirements, nor do we expect such requirements to be any more burdensome to us than to other companies our size involved in natural gas and oil exploration and production activities.

     In addition, legislation has been proposed in Congress from time to time that would reclassify some natural gas and oil exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If Congress were to enact this legislation, it could increase our operating costs, as well as those of the natural gas and oil industry in general. Initiatives to further regulate the disposal of natural gas and oil wastes are also pending in some states, and these various initiatives could have a similar impact on us. We believes that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us.

     In accordance with industry practice, we maintain insurance against some, but not all, potential risks and losses. We do not carry business interruption insurance. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it adversely could affect us.

EMPLOYEES

     At June 30, 2000, we had a total of three employees, all of whom were full time. We use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, legal, environmental and accounting. We are dependent on our alliance partner, Juneau Exploration, in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. In addition, as a working interest owner in drilling wells and producing properties, we rely on operators and also utilize the services of independent contractors to perform field and on-site drilling and production operation services.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names, ages and positions of our directors and executive officers:

NAME                                        AGE                    POSITION
----                                        ---                    --------
Kenneth R. Peak...........................  55    Chairman, President, Chief Executive
                                                  Officer, Chief Financial Officer, Secretary
                                                    and Director
William H. Gibbons........................  57    Treasurer
John B. Juneau............................  40    Director
Joseph J. Romano..........................  47    Director
Darrell W. Williams.......................  57    Director
Robert J. Zahradnik.......................  47    Director

     Kenneth R. Peak was appointed president, chief executive and financial officer, secretary and a director of Contango in July 1999. Before joining Contango, Mr. Peak was the president of Peak Enernomics, Incorporated, a natural gas and oil consulting firm that he formed in 1990. Mr. Peak began his energy career in 1973 as a commercial banker in First National Bank of Chicago's energy group. He became treasurer of Tosco Corporation in 1980 and chief financial officer of Texas International Company ("TIC") in 1982. His tenure with TIC included serving as president of TIPCO, the domestic operating subsidiary of TIC's natural gas and oil operations. Mr. Peak has also served as chief financial officer of Forest Oil from 1988 to 1989 and as an investment banker with Howard Weil from 1989 to 1990. In 1991, Mr. Peak helped form Carbon Energy International, a company that explored and developed coal bed methane reserves in Washington and Oregon and the San Juan Basin of Colorado. Mr. Peak was an officer in the U.S. Navy from 1968 to 1971. Mr. Peak received a BS degree in physics from Ohio University and a MBA from Columbia University. He currently serves as a director of NL Industries, Inc., a manufacturer and marketer of titanium dioxide pigments and Cellxion, Inc., a privately owned manufacturing and construction company serving the cellular telephone industry.

     William H. Gibbons joined Contango in February 2000 and was appointed treasurer in March 2000. Before joining Contango, he was treasurer of Packaged Ice, Inc. from 1998 to 2000. From 1990 to 1998 and from 1983 to 1986, he provided financial consulting services to domestic and international oil companies, including a five-year assignment with Walter International, Inc. Mr. Gibbons began his energy career with Houston Oil & Minerals Corporation, where he served as treasurer from 1975 to 1981. He also was VP-Finance for Guardian Oil Company from 1981 to 1983 and Director-Acquisitions for Service Corporation International from 1986 to 1990. Mr. Gibbons received a BA degree in business administration from Duke University and a MBA in finance from Tulane University.

     John B. Juneau has been a director of Contango since September 1999. Mr. Juneau is a private investor and the sole manager of Juneau Exploration, a firm that specializes in the generation and evaluation of natural gas and oil prospects and is Contango's alliance partner. Prior to forming Juneau Exploration, Mr. Juneau served as senior vice president of exploration for Zilkha Energy Company from 1987 to 1998. His previous experience included three years as staff petroleum engineer with Texas International Company, where his principal responsibilities included reservoir engineering, as well as acquisitions and evaluations. Prior to that, he was a production engineer with ENSERCH in Oklahoma City. Mr. Juneau holds a BS degree in petroleum engineering from Louisiana State University and is a registered professional engineer in the State of Texas.

     Joseph J. Romano has been a director of Contango since September 1999. He has been employed by MSZ Investments, Inc. since 1998. In February 1989, Mr. Romano joined Zilkha Energy Company, where he served as senior vice president and chief financial officer until 1998. He served as the chief financial officer, treasurer and controller of Texas International Company from 1986 to 1988 and as its treasurer and controller for 1982 to 1985. Prior to 1982, Mr. Romano spent five years working in the Worldwide Energy Group of the First National Bank of Chicago. He holds a BA degree in economics and political science from the University of Wisconsin-Eau Claire and a MBA in finance from the University of Northern Illinois.

     Darrell W. Williams has been a director of Contango since September 1999. He became president of Deutag Marketing and Technical Services in 1993, with responsibility to develop new business with other companies having international drilling departments in North America. In September 1996, Mr. Williams was transferred to Germany and promoted to managing director of Deutag International, which has responsibility for all drilling operations outside of Europe. Before joining Deutag, Mr. Williams held senior executive positions with Nabors Drilling from 1988 to 1993, Pool Company from 1985 to 1988, Baker Oil Tools from 1980 to 1983 and SEDCO from 1970 to 1980. Mr. Williams graduated from West Virginia University in 1964 with a degree in petroleum engineering. Mr. Williams is past chairman of the Houston Chapter of International Association of Drilling Contractors, a current member of the IADC executive committee and a member of the Society of Petroleum Engineers.

     Robert J. Zahradnik has been a director of Contango since July 2000. Since March 2000, he has been the Operating Director of the Southern Ute Indian Tribe Growth Fund. From 1989 through March 2000, he was Manager of Exploration and Production for the Southern Ute Indian Tribe. Additionally, from 1992 through March 2000, Mr. Zahradnik was President of Southern Ute Indian Tribe doing business as Red Willow Production Company. He is a director of Red Cedar Gathering Company. Mr. Zahradnik holds a BS degree in mechanical engineering from Penn State University.

     Directors of Contango serve as members of the board of directors until the next annual stockholders meeting, until successors are elected and qualified or until their earlier resignation or removal. Officers of Contango are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any of our directors or executive officers.

CORPORATE OFFICES

     We sublease our corporate offices at 3700 Buffalo Speedway, Suite 960, Houston, Texas 77098. Our current sublease covers 2,850 square feet of space for a monthly rental of $3,135 per month through October 31, 2000. We have entered into a new lease covering this office space effective November 1, 2000 for a monthly rental of $5,819 per month through October 2003.

                                  RISK FACTORS

     In addition to the other information set forth elsewhere in this Form 10-KSB, you should carefully consider the following factors when evaluating Contango. The risk factors listed below are not all inclusive.

     Contango has a limited operating history in the natural gas and oil industry. Contango entered the natural gas and oil exploration and production business in July 1999, and as a result, we have a limited operating history. In considering whether to invest in our common stock, you should consider the lack of historical financial and operating information available on which to base your evaluation of our future performance. Because we have fewer financial resources than many companies in our industry, we may be at a disadvantage in bidding for acreage, seismic and exploratory prospects and producing natural gas and oil properties. You also should consider the inherent risks, exposures and difficulties frequently encountered by other companies in the early stages of development.

     Our business plan, which has included a participation in an increasing number of exploration prospects has required and will require substantial capital expenditures. We cannot assure you that we will be able to raise sufficient capital to fund our business plan. Further, we cannot assure you that we will be able to develop an adequate inventory of drillable prospects or that they will be successful when drilled. Even given exploration success, we cannot assure you that we will be able to generate sufficient revenues to offset our dry hole and general and administrative expenses. Thus, even if our business plan is working, we ultimately may be unsuccessful and unable to continue operations.

     The company has limited current oil and gas production and limited proved reserves, which means that its success is highly dependent on the success of its exploration program. Our success is dependent on the success of our drilling activities. Drilling activities are subject to many risks. Drilling for natural gas and oil may involve unprofitable efforts, not only from dry wells but also from wells that do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells may be curtailed, delayed or canceled as a result of conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services. There can be no assurance that new wells we drill will be productive or that we will recover all or any portion of our investment. Our drilling activities may not be successful and if unsuccessful, such failure may have a material adverse effect on our future results of operations or financial condition.

     Our ability to successfully execute our business plan is dependent on our ability to obtain additional financing. We incurred a loss of approximately $1.8 million during our first year in the natural gas and oil exploration industry, and we may continue to incur losses. In addition, we expect we will need continued financing to implement our business plan. If we cannot obtain financing on acceptable terms, we will not be able to conduct our business as proposed. Since adopting our business plan in July 1999, we have raised approximately $17.9 million through the sale of common and preferred stock. Our use of available and future funds is anticipated to include the following:

     - Payment of our share of costs to drill exploratory wells and develop any prospects that are successful and payments to acquire natural gas and oil leases and seismic data. We expect to spend between $15 million and $25 million for the fiscal year ended June 30, 2001

     - General and administrative costs that we estimate will approximate $1.0 million for the year ending June 30, 2001

     - Acquisition of producing natural gas and oil properties

     - Other entrepreneurial investments in the energy industry

     We will require additional financing to fund our planned growth. The issuance of any additional equity shares could result in a reduction in the market price per share of our outstanding shares of common stock and would reduce the proportionate ownership and voting power of such shares. Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital. Accordingly, we cannot be certain that additional financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, we may be required to curtail our exploration and development activities or be forced to sell certain of our assets in an untimely fashion or on less than favorable terms.

     There is only limited trading in our common stock on the Nasdaq over-the-counter bulletin board, making our common stock more difficult to buy and sell than the common stock of companies with more active trading markets. Our common stock is not listed or quoted for trading on a national securities market. There is only sporadic trading in our common stock on the over-the-counter market, making our common stock more difficult to sell than the common stock of companies with more active trading markets. Since July 1, 1999, we have either sold or issued approximately 20.9 million shares of our common stock. These shares have not been registered with the Securities and Exchange Commission. We anticipate we will register approximately 10.6 million shares of these unregistered shares prior to December 31, 2000 and another 6.5 million shares have recently become eligible for sale under the Securities and Exchange Commission Rule 144. The sale of such a substantial number of shares would likely cause the market price of our common stock to fall. We can give no assurance that these shares will not be sold or that a more active trading market for our common stock will develop.

     We depend on the services of our president and chief executive officer and implementation of our business plan could be seriously impacted if we lost his services. We depend heavily on the services of Kenneth R. Peak, our president and chief executive officer. We do not maintain any "key person" life insurance policy on or have an employment agreement with Mr. Peak. The loss of his services could seriously impact or prevent us from implementing our business plan.

     We depend on the technical services provided by Juneau Exploration Company, L.L.C. and could be seriously harmed if our alliance agreement were terminated. Because we have only three employees, none of whom are geoscientists or engineers, we are dependent upon alliance partners for the success of our natural gas and oil exploration projects and expect to remain so for the foreseeable future. In particular, effective September 1999, we entered into an agreement with Juneau Exploration to source, screen, generate and present exploration and acquisition opportunities to us. This agreement is cancelable by Juneau Exploration with 180 days' notice. The loss of the services of Juneau Exploration could have a material adverse effect on us and could prevent us from implementing our business plan.

     Our production is concentrated in a limited number of wells. At June 30, 2000, substantially all of our production and our proved reserves were attributable to a small number of wells. The curtailment or loss of production from any one of these wells could have a material adverse effect on our financial position and results of operations.

     No Assurance of Title. Contango's practice in acquiring exploration leases or undivided interests in natural gas and oil leases is not to incur the expense of retaining lawyers to examine the title to the mineral interest prior to executing the lease. Instead, we rely upon the judgment of lease brokers or landmen who perform the field work in examining records in the appropriate governmental, county or parish clerk's office before leasing a specific mineral interest. This practice is widely followed in the industry. Prior to the drilling of an exploration well, however, the operator of the well will typically obtain a preliminary title review of the drillsite lease and/or spacing unit within which the proposed well is to be drilled to ensure there are no obvious deficiencies in title to the well and, if there are deficiencies, to cure those defects to the extent reasonably possible. It does happen, from time to time that the examination made by the title lawyers reveals that the lease or leases are invalid, having been purchased in error from a person who is not the rightful owner of the mineral interest desired.

     Competition in the natural gas and oil industry is intense, and we are smaller and have a more limited operating history than most of our competitors. We compete with a broad range of natural gas and oil companies in our exploration and property acquisition activities. We also compete for the equipment and labor required to operate and develop these properties. Most of our competitors have substantially greater personnel and financial resources than we do. These competitors may be able to pay more for exploratory prospects and productive natural gas and oil properties. Further, they may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to explore for natural gas and oil and to acquire additional properties in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, most of our competitors have been operating for a much longer time than we have and have demonstrated the ability to operate through industry cycles. We cannot assure you that we will be able to compete effectively with these companies or in such a highly competitive environment.

     Exploration is a high risk activity, and our participation in drilling activities may not be successful. Our future success will largely depend on the success of our exploration drilling program. Participation in drilling activities involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be discovered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

     - Unexpected drilling conditions

     - Blowouts, fires or explosions with resultant injury, death or environmental damage

     - Pressure or irregularities in formations

     - Equipment failures or accidents

     - Adverse weather conditions

     - Compliance with governmental requirements and laws, present and future

     - Shortages or delays in the availability of drilling rigs and the delivery of equipment

     Even when properly used and interpreted, 3-D seismic data and visualization techniques are only tools used to only assist geoscientists in identifying subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. Poor results from our drilling activities would materially and adversely affect our future cash flows and results of operation.

     Our stockholders' investment will be exposed to risks of offshore operations. We have participated in the drilling of wells located offshore in the Gulf of Mexico and intend to participate in other offshore wells in the future. Operations in this area are subject to many weather variances, including tropical storms and hurricanes. Some of these disturbances can be severe enough to cause substantial damage to wells and facilities and possibly interrupt production. In accordance with customary industry practices, we will maintain insurance against some, but not all, of these risks. Losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We cannot assure you that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that particular types of coverage will be available. An event that is not fully covered by insurance could have a material adverse effect on our financial position and results of operations.

     The calculation of proved reserves is only an estimate. Proved reserves are estimated quantities of natural gas and oil that geological and engineering data have demonstrated with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The process of estimating natural gas and oil reserves is complex and requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of any reserve estimates. Preparing projections of production rates requires analysis of available geological, geophysical, production and engineering data. The extent and quality of this data can vary. The process requires economic assumptions such as natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of natural gas and oil reserves are inherently imprecise.

     If we acquire or discover any natural gas and oil reserves, actual future production, natural gas and oil prices, revenues, taxes, development expenditures operating expenses and ultimate quantities of recoverable natural gas and oil most likely will vary from any previous estimates. Any significant variance could materially affect the estimated quantities and present value of reserves we may report. In addition, we may adjust previously reported estimates of proved reserves to reflect production history, results of further exploration and development activities, prevailing natural gas and oil prices and other factors, many of which are beyond our control.

     Natural gas and oil prices fluctuate widely, and low prices could have a material adverse effect on our operations. Our revenues, profitability and future growth will depend largely on the prices we receive for our natural gas and oil production. Prices received also will affect the amount of future cash flow available for capital expenditures and will affect our ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that we can economically produce from reserves either discovered or acquired.

     Prices for natural gas and oil fluctuate widely. For example, natural gas and oil prices declined significantly in 1998 and, for an extended period of time, remained below prices obtained in previous years. Factors that can cause price fluctuations include:

     - The level of consumer product demand

     - Weather conditions

     - Domestic and foreign governmental regulations

     - The price and availability of alternative fuels

     - Political conditions in natural gas and oil producing regions

     - The domestic and foreign supply of natural gas and oil

     - The price of foreign imports

     - Overall economic conditions

     Shut-in wells, curtailed production and other production interruptions may affect our ability to do business. Any portion of our future production may be curtailed or shut-in for considerable periods of time due to any one or a combination of the following factors:

     - A lack of market demand

     - Problems with a well

     - Governmental regulations

     - Pipeline and processing interruptions

     - Production allocations

     - Diminished pipeline capacity

     - Natural disasters

     We cannot assure you that if any of these events occur, it will not have a material adverse effect on our activities.

     The natural gas and oil business involves many operating risks that can cause substantial losses. The natural gas and oil business involves a variety of operating risks, including:

     - Fires

     - Explosions

     - Blow-outs and surface cratering

     - Uncontrollable flows of underground natural gas, oil or formation water

     - Natural disasters

     - Pipe and cement failures

     - Casing collapses

     - Embedded oilfield drilling and service tools

     - Abnormal pressure formations

     - Environment hazards such as natural gas leaks, oil spills, pipeline ruptures or discharges of toxic gases

     If any of these events occur, we could incur substantial losses as a result of:

     - Injury or loss of life

     - Severe damage to and destruction of property, natural resources or equipment

     - Pollution and other environmental damage

     - Clean-up responsibilities

     - Regulatory investigation and penalties

     - Suspension of our operations

     - Repairs necessary to resume operations

     Offshore operations also are subject to a variety of operating risks peculiar to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for exploration, development or leasehold acquisitions, or result in loss of properties.

     If we were to experience any of these problems, it could affect well bores, platforms, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. We do not carry interruption of production insurance. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect our operations. Moreover, we cannot assure you that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

     We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business. Our operations are subject to numerous laws and regulations governing the operation and maintenance of our facilities and the discharge of materials into the environment. Failure to comply with such rules and regulations could result in substantial penalties and have an adverse effect on us. These laws and regulations may:

     - Require that we obtain permits before commencing drilling

     - Restrict the substances that can be released into the environment in connection with drilling and production activities

     - Limit or prohibit drilling activities on protected areas, such as wetlands or wilderness areas

     - Require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells

     Under these laws and regulations, we could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain limited insurance coverage for sudden and accidental environmental damages. We do not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Moreover, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability, or we may be required to cease production from properties in the event of environmental damages. These laws and regulations have been changed frequently in the past. In general, these changes have imposed more stringent requirements that increase operating costs or require capital expenditures in order to remain in compliance. It is also possible that unanticipated factual developments could cause us to make environmental expenditures that are significantly different from those we currently expect. Existing laws and regulations could be changed and any such changes could have an adverse effect on our business.

     We do not intend to pay dividends on our common stock. We have never declared or paid a dividend on our common stock and do not expect to do so in the foreseeable future. We currently intend to retain any future earnings for funding growth, and, therefore, holders of the Company's common stock will not be able to receive a return on their investment unless they sell their shares.

     Anti-takeover provisions of our articles of incorporation, bylaws and Nevada law could adversely effect a potential acquisition by third parties that may ultimately be in the financial interests of our stockholders. Our articles of incorporation, bylaws and the Nevada General Corporation Law contain provisions that may discourage unsolicited takeover proposals. These provisions could have the effect of inhibiting fluctuations in the market price of our common stock that could result from actual or rumored takeover attempts, preventing changes in our management or limiting the price that investors may be willing to pay for shares of common stock. These provisions, among other things, authorize the board of directors to designate the terms of and issue new series of preferred stock, limit the personal liability of directors, require us to indemnify directors and officers to the fullest extent permitted by applicable law and impose restrictions on business combinations with some interested parties.

ITEM 2. DESCRIPTION OF PROPERTIES

GENERAL

     We are a development stage, independent energy company engaged in the exploration and development of natural gas and oil in the United States. Our development stage and entry into the natural gas and oil business began on July 1, 1999, when the previous board of directors approved a plan to hire new management and enter the natural gas and oil exploration business. We have not filed any reports of estimates of proved net oil or gas reserves with any federal authority or agency since the beginning of the last fiscal year.

     Our exploration efforts currently are focused onshore in the five Texas counties of Wharton, Colorado, Ft. Bend, Jim Hogg and Brooks counties and in the Gulf of Mexico, offshore Texas and Louisiana. During the fiscal year ended June 30, 2000, we completed four property acquisitions, commenced an onshore exploration program and participated in the drilling of a successful well offshore Louisiana.

PRODUCTION, PRICES AND OPERATING EXPENSES

     The following table presents information regarding the production volumes, average sales prices received and average production costs associated with our sales of natural gas and oil for the period indicated. Contango had no natural gas and oil production prior to the fiscal year ended June 30, 2000.

                                                                  FOR THE
                                                                YEAR ENDED
                                                               JUNE 30, 2000
                                                               -------------
Production:
  Natural gas (thousand cubic feet).........................       28,094
  Oil and condensate (barrels)..............................        6,384
          Total (thousand cubic feet equivalent)............       66,398
Average sales price:
  Natural gas (per thousand cubic feet).....................      $  4.16
  Oil and condensate (per barrel)...........................        28.43
          Total (per thousand cubic feet equivalent)........         4.49
Expenses (per thousand cubic feet equivalent):
  Lease operating expense...................................      $  1.28
  Depreciation, depletion and amortization of oil and gas
     properties.............................................         5.15

     At September 21, 2000, our total net production was approximately 6.2 million cubic feet of gas and 290 barrels of oil per day. This production level will decline over time if we fail to make new discoveries or acquisitions. Our production level also will be significantly reduced when Juneau Exploration's 25% after payout back in working interest occurs. This will result in an approximate 18% reduction in our proportionately reduced net revenue interest. Based on prices and anticipated production volumes as of September 2000, we anticipate Juneau Exploration's 25% after payout working interest will occur in our second or third fiscal quarter (October 2000 -- March 2001).

DEVELOPMENT, EXPLORATION AND ACQUISITION CAPITAL EXPENDITURES

     The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

                                                                  FOR THE
                                                                YEAR ENDED
                                                               JUNE 30, 2000
                                                               -------------
Property Acquisition Costs:
  Unproved..................................................    $  143,367
  Proved....................................................       418,531
Exploration costs...........................................     2,395,471
Development costs...........................................            --
                                                                ----------
          Total costs.......................................    $2,957,369
                                                                ==========

     We anticipate that our capital expenditures for the fiscal year ending June 30, 2001 will be between $15 million to $25 million. This amount includes the $4 million investment in Republic Exploration made in August 2000 as well as an additional $2.5 million investment that we intend to make prior to December 29, 2000.

DRILLING ACTIVITY

     The following table shows our drilling activity for the fiscal year ended June 30, 2000. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest in such wells.

                                                                 FOR THE
                                                                YEAR ENDED
                                                              JUNE 30, 2000
                                                              --------------
                                                              GROSS     NET
                                                              ------   -----
Exploratory Wells:
  Productive................................................     2     0.86
  Non-productive............................................     6     0.84
                                                                --     ----
          Total.............................................     8     1.70
                                                                ==     ====
Development Wells:
  Productive................................................    --       --
  Non-productive............................................    --       --
                                                                --     ----
          Total.............................................    --       --
                                                                ==     ====

     During the fiscal year ended June 30, 2000, we spent a total of approximately $1.9 million drilling two productive wells, in which we had an average working interest of approximately 43%, and we spent a total of approximately $190,000 drilling six non-productive wells, in each of which we had an average working interest of approximately 14%. At September 21, 2000, we had two exploratory wells drilling, both onshore Texas.

EXPLORATION AND DEVELOPMENT ACREAGE

     Our principal natural gas and oil properties consist of producing and non-producing natural gas and oil leases. The following table indicates our interests in developed and undeveloped acreage as of June 30, 2000:

                                       DEVELOPED          UNDEVELOPED
                                      ACREAGE(1)          ACREAGE(2)         TOTAL ACREAGE
                                   -----------------   -----------------   -----------------
                                   GROSS(3)   NET(4)   GROSS(3)   NET(4)   GROSS(3)   NET(4)
                                   --------   ------   --------   ------   --------   ------
Onshore:
  Texas..........................   1,590      413      16,454     484      18,044      897
Offshore:
  Louisiana Outer
     Continental Shelf...........   1,250      356          --      --       1,250      356
  Offshore Texas.................      --       --       1,215     357       1,215      357
                                    -----      ---      ------     ---      ------    -----
          Total..................   2,840      769      17,669     841      20,509    1,610
                                    =====      ===      ======     ===      ======    =====

---------------

(1) Developed acreage consists of acres spaced or assignable to productive wells.

(2) Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

(3) Gross acres refer to the number of acres in which we own a working interest.

(4) Net acres represents the number of acres attributable to an owner's proportionate working interest and/or royalty interest in a lease (e.g., a 50% working interest in a lease covering 320 acres is equivalent to 160 net acres).

PRODUCTIVE WELLS

     The following table sets forth the number of gross and net productive natural gas and oil wells in which we owned an interest as of June 30, 2000:

                                                              TOTAL PRODUCTIVE
                                                                  WELLS(1)
                                                              -----------------
                                                              GROSS(2)   NET(3)
                                                              --------   ------
Natural gas.................................................     15       0.70
Oil.........................................................      4       0.57
                                                                 --       ----
          Total.............................................     19       1.27
                                                                 ==       ====

---------------

(1) Productive wells are producing wells and wells capable of production.

(2) A gross well is a well in which we own an interest.

(3) The number of net wells is the sum of our fractional working interests owned in gross wells. Under our agreement with Juneau Exploration, Juneau Exploration will back in for a proportionately reduced 25% working interest in each of the above wells after achieving a defined payout.

NATURAL GAS AND OIL RESERVES

     The following table presents estimated net proved natural gas and oil reserves and the net present value of the reserves at June 30, 2000 based on a reserve report prepared by William M. Cobb & Associates, Inc. in accordance with the rules and regulations of the Securities and Exchange Commission. The present values, discounted at 10% per annum, of estimated future net cash flows before income taxes shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves we own. For further information concerning the present value of future net cash flows from these proved reserves, see "Supplemental Oil and Gas Disclosures."

                                                   PROVED RESERVES AS OF JUNE 30, 2000
                                                  --------------------------------------
                                                  DEVELOPED    UNDEVELOPED      TOTAL
                                                  ----------   -----------   -----------
Natural gas (thousand cubic feet)...............   1,205,811    1,480,482      2,686,293
Oil and condensate (barrels)....................      70,487       66,622        137,109
Total proved reserves (thousand cubic feet
  equivalent)...................................   1,628,733    1,880,214      3,508,947
Pre-tax net present value ($)...................  $6,009,225   $6,250,896    $12,260,121

     The process of estimating natural gas and oil reserves is complex. It requires various assumptions relating to natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, projections of production rates and timing of development expenditures. Further, our consultants must analyze available geological, geophysical, engineering and production data, and the extent, quality and reliability of this data can vary. Therefore, estimates of natural gas and oil reserves are inherently imprecise.

     Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves most likely will vary from estimates. Any significant variance could materially affect the estimated quantities and present value of reserves. In addition, estimates of proved reserves may be adjusted to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond our control.

     The present value of future net cash flows does not represent the current market value of our estimated natural gas and oil reserves. In accordance with Securities and Exchange Commission requirements, we based the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate.

ITEM 3. LEGAL PROCEEDINGS

     As of the date of this Form 10-KSB, we are not a party to any legal proceedings, and we are not aware of any proceeding contemplated against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended June 30, 2000, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded over-the-counter on the Nasdaq over-the-counter bulletin board under the symbol "BTUX." A very limited market exists for the trading of our common stock. The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the Nasdaq Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

                                                               HIGH      LOW
                                                              -------   ------
Fiscal Year 1999
  Quarter ended September 30, 1998..........................  $0.05     $0.05
  Quarter ended December 31, 1998...........................   0.0625    0.05
  Quarter ended March 31, 1999..............................   0.25      0.04
  Quarter ended June 30, 1999...............................   0.125     0.06
Fiscal Year 2000(1)
  Quarter ended September 30, 1999..........................  $0.625    $0.125
  Quarter ended December 31, 1999...........................   1.00      0.625
  Quarter ended March 31, 2000..............................   1.00      0.75
  Quarter ended June 30, 2000...............................   1.125     0.75

---------------

(1) The Company began its operations as a natural gas and oil exploration company on July 1, 1999.

     As of September 11, 2000, there were 22,920,415 shares of Contango common stock outstanding, held by 221 holders of record.

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for operations and to develop and expand our business. We do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination with respect to the payment of dividends on our common stock will be at the discretion of our board of directors and will depend on, among other things, our operating results, financial condition and capital requirements, the terms of then-existing indebtedness, general business conditions and other factors our board of directors deems relevant.

     On September 28, 1999, Contango held its last year's annual meeting of stockholders. At the meeting, the stockholders voted to amend the company's articles of incorporation to change the name of the company from "MGPX Ventures, Inc." to "Contango Oil & Gas Company." The stockholders also approved an amendment to the articles increasing the number of authorized shares of common stock from 12,375,000 to 50,000,000.

     In August 1999, Contango completed a private placement of 6,460,000 shares of its common stock for $0.10 per share and warrants to purchase 2,460,000 shares of common stock at $1.00 per share, raising gross proceeds of $670,600. The securities were offered and sold to private investors pursuant to Regulation D under the Securities Act of 1933, and there were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

     Contango entered into an agreement with Juneau Exploration effective as of September 1, 1999. Pursuant to the agreement, Juneau Exploration received 400,000 shares of common stock as part of its remuneration upon execution of the agreement.

     In October 1999, Contango completed a private placement of 3,780,000 shares of its common stock for $0.30 per share, raising gross proceeds of $1,134,000. The securities were offered and sold to private investors pursuant to Regulation D under the Securities Act of 1933, and there were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

     In December 1999, Contango completed a private placement of 1,443,999 shares of its common stock at a gross price of $0.75 per share (net price of $0.72 per share after commissions) for net proceeds of

$1,035,250. In addition to the $47,750 paid as cash commissions, options to purchase 63,667 shares of Contango's common stock at $1.00 per share were granted as commissions. All of the purchasers were "accredited investors" as defined in Rule 501 of Regulation D of the Securities Act of 1933, and the issuance of the securities was exempt from registration pursuant to Regulation D.

     Also in December 1999, Contango sold in a private placement 3,703,704 shares of its common stock and a warrant to purchase 370,370 shares of common stock at $1.00 per share to Trust Company of the West for net proceeds after discounts of $2,500,000, or $0.675 per share. As part of the securities purchase agreement, as amended, between Contango and Trust Company of the West, Trust Company of the West, at its option and so long as it holds at least 5% of Contango's outstanding common shares, will be entitled to designate a person to attend meetings of the board of directors for the purpose of observing such meeting on behalf of Trust Company of the West. The issuance of the securities to Trust Company of the West was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

     During the quarter ended March 31, 2000 as part of a private placement, Contango sold 95,333 shares of its common stock at a price of $0.75 per share for total proceeds of $71,500. All of the purchasers were "accredited investors" as defined in Rule 501 of Regulation D of the Securities Act of 1933, and the issuance of the securities was exempt from registration under Rule 506 of Regulation D. There were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

     In June 2000, Contango sold to the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund 2,500,000 shares of its common stock at a price of $1.00 per share for proceeds of $2,500,000 and granted a 90-day option to purchase an additional 2,500,000 shares of common stock at $1.00 per share. The Southern Ute Indian Tribe was an "accredited investor," as defined in Rule 501 of Regulation D of the Securities Act of 1933, and the issuance of the securities was exempt from registration pursuant to Regulation
D. There were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

     Recent Equity Sales. On August 24, 2000, Contango sold in a private placement transaction 2,500 shares of its Series A senior convertible cumulative preferred stock (the "Series A Preferred Stock") and a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $1.00 per share to Trust Company of the West, as an investment manager and custodian on behalf of a client, for net proceeds of $2,500,000. Series A Preferred Stock ranks prior to the Company's common stock (and any other junior stock) with respect to the payment of dividends or distributions and upon liquidation, dissolution, winding-up or otherwise and is pari passu to the Company's Series B senior convertible cumulative preferred stock. Holders of Series A Preferred Stock are entitled to receive quarterly dividends at a dividend rate equal to 8% per annum if paid in cash on a current quarterly basis or otherwise at a rate of 10% per annum if not paid on a current quarterly basis or if paid in shares of Series A Preferred Stock, in each case, computed on the basis of $1,000 per share. Holders of Series A Preferred Stock may, at their discretion, elect to convert such shares to shares of the Company's common stock at a conversion price of $1.25 per share. In addition, upon the occurrence of certain events, the Company may elect to convert all of the outstanding shares of Series A Preferred Stock at a conversion price of $1.25 per share. As a result of the transaction, Trust Company of the West, in its capacities as investment manager and custodian, owns approximately 20% of the Company's diluted common shares. The issuance of the securities to Trust Company of the West was exempt from registration under
Section 4(2) of the Securities Act, as it did not involve a public offering of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

     On August 24, 2000, the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund exercised the option it previously acquired to purchase 2,500,000 shares of common stock for net proceeds of $2,500,000. In order to induce the Southern Ute Indian Tribe Growth Fund to exercise such option, the Company issued to the Southern Ute Indian Tribe Growth Fund a five-year warrant to purchase 250,000 shares of common stock at an exercise price of $1.00 per share. As a result of the transaction, the Southern Ute Indian Tribe Growth Fund owns approximately 16% of the Company's diluted common shares.

The issuance of securities to the Southern Ute Indian Tribe Growth Fund was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

     On August 24, 2000, as part of the formation of Republic Exploration, we granted to each of Juneau Exploration and a private company in separate private placement transactions a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $1.00 per share. The issuance of these two five-year warrants was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placements.

     On September 27, 2000, Contango sold in a private placement transaction 5,000 shares of its Series B senior convertible cumulative preferred stock (the "Series B Preferred Stock") to Aquila Energy Capital Corporation for net proceeds of $5,000,000. Series B Preferred Stock ranks prior to the Company's common stock (and any other junior stock) with respect to the payment of dividends or distributions and upon liquidation, dissolution, winding-up or otherwise and is pari passu to the Company's Series A Preferred Stock. Holders of Series B Preferred Stock are entitled to receive quarterly dividends at a dividend rate equal to 8% per annum if paid in cash on a current quarterly basis or otherwise at a rate of 10% per annum if not paid on a current quarterly basis or if paid in shares of Series B Preferred Stock, in each case, computed on the basis of $1,000 per share. Holders of Series B Preferred Stock may, at their discretion, elect to convert such shares to shares of the Company's common stock at a conversion price of $2.20 per share. In addition, upon the occurrence of certain events, the Company may elect to convert all of the outstanding shares of Series B Preferred Stock at a conversion price of $2.20 per share. Jay D. Brehmer, Director, Capital & Finance of Aquila Energy Capital, will join the Board of Directors of Contango. As a result of the transaction, Aquila Energy Capital owns approximately 7% of the Company's diluted common shares. The issuance of the securities to Aquila Energy Capital Corporation was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are a development stage, independent energy company engaged in the exploration and production of natural gas and oil in the United States. Our development stage and our entry into the natural gas and oil business began on July 1, 1999, when the previous board of directors approved a plan to hire new management and enter the natural gas and oil exploration business. We did not produce any oil or natural gas prior to November 1999.

RESULTS OF OPERATIONS

     The following is a discussion of the results of our operations for the fiscal year ended June 30, 2000, compared to those for the fiscal year ended June 30, 1999, and should be read in conjunction with the financial statements and the accompanying notes and other information included elsewhere in this Form 10-KSB. The results of operations for the period ended June 30, 2000 are not directly comparable to results for the period ended June 30, 1999, as we had no operations from December 1997 until July 1999. In addition, we did not operate as a natural gas and oil exploration and production company prior to July 1999. As a result, our financial statements from the periods prior to June 30, 1999 are not correlative to our current financial statements that reflect us operating as a natural gas and oil exploration and production company.

     Natural Gas and Oil Sales. We recorded natural gas and oil sales of approximately $298,000 for the fiscal year ended June 30, 2000. This primarily was attributable to production from our discovery on Eugene Island 28 that commenced in May 2000 and, to a lesser extent, to a discovery onshore Texas that commenced production in late June 2000. We had no natural gas and oil production for the fiscal year ended June 30, 1999.

     Lease Operating Expenses. For the fiscal year ended June 30, 2000, we recorded approximately $85,000 of lease operating expense including severance tax. This was attributable to operating expenses associated with producing properties located on Eugene Island 28 and onshore Texas. There were no lease operating expenses during the fiscal year ended June 30, 1999.

     Exploration Costs. For the fiscal year ended June 30, 2000, we recorded approximately $604,000 of exploration expense. This was attributable to approximately $190,000 of dry hole costs associated with exploratory drilling onshore Texas and approximately $414,000 of other geological and geophysical costs. There were no exploration costs during the fiscal year ended June 30, 1999.

     Depreciation, Depletion and Amortization. For the fiscal year ended June 30, 2000, we recorded approximately $345,000 of depreciation, depletion and amortization. This primarily was attributable to depletion and amortization related to our production both onshore Texas and the Eugene Island 28 well offshore Louisiana and to depreciation of fixed assets, primarily office equipment. There was no depreciation, depletion and amortization expense during the fiscal year ended June 30, 1999.

     Impairment of Proved Oil and Gas Properties. For the fiscal year ended June 30, 2000, we recorded impairments of approximately $548,000. This was attributable to a write down of capitalized costs at Eugene Island 28 and our Texas onshore properties.

     General and Administrative Expense. General and administrative expense increased approximately $656,000, from approximately $108,000 for the fiscal year ended June 30, 1999 to approximately $764,000 for the fiscal year ended June 30, 2000. This increase primarily was attributable to commencing operations as a natural gas and oil exploration and production company in July 1999. Major components of general and administrative expense for the fiscal year ended June 30, 2000, included $283,000 in salaries and benefits, $95,000 insurance, $98,000 legal, $95,000 accounting and audit, $98,000 rent and general office expenses and $95,000 in other expenses.

     Interest Expense. For the fiscal year ended June 30, 2000, we recorded approximately $10,000 of interest expense. This expense represents the interest cost of financing the premiums on our various insurance policies. There was no interest expense during the fiscal year ended June 30, 1999.

     Interest Income. Interest income increased approximately $118,000, from approximately $23,000 for the fiscal year ended June 30, 1999 to approximately $141,000 for the fiscal year ended June 30, 2000. Interest income was derived from interest earned on our cash balances during the reporting periods. The increase in interest income was due to the increase in cash balances resulting from proceeds of various equity offerings completed during the fiscal year ended June 30, 2000.

     Gain on Sale of Assets. During the quarter ended March 31, 2000, we recorded a gain of approximately $70,000 on the sale of natural gas and oil properties. This primarily was associated with the sale of approximately 2,000 gross unproved leasehold acres in Shelby County in Texas. There was no such gain for the fiscal year ended June 30, 1999.

CAPITAL RESOURCES AND LIQUIDITY

     During the fiscal year ended June 30, 2000, we funded our activities with the proceeds from private placements of our common stock. During this period, we raised approximately $7.9 million in five separate private placements of our common stock. In August 2000, we raised an additional $5.0 million in two private placements of our common and preferred stock. On September 27, 2000, we sold $5.0 million of our Series B Preferred Stock to Aquila Energy Capital Corporation. These latest transactions bring the total equity we have raised since July 1999 to approximately $17.9 million.

     In addition to these equity transactions, we reported our first revenues from operations during the quarter ended December 1999. For the fiscal year ended June 30, 2000, we reported revenues from operations of $298,339. Based on our business model that assumes continuing exploration success, we expect operating cash flow to be a significant source of funds during the current fiscal year. For the month of September 2000, we anticipate operating cash flow of around $1.0 million. We currently have no bank borrowings or other debt.

     Our primary cash outlays include exploration and development capital expenditures and general and administrative expenses. At September 27, 2000, we had approximately $7 million in cash that was available to fund exploration and development activities. Contango's focus will continue to be on the generation and exploration of opportunities onshore Gulf coast and offshore in the Gulf of Mexico. Current plans and prospect identification call for the drilling of 15 to 20 onshore exploration wells and three to five offshore exploration wells during the current fiscal year. We anticipate that our capital expenditures for the fiscal year ending June 30, 2001 will be between $15 million to $25 million, including a $6.5 million investment in Republic Exploration, and that general and administrative expenses will be approximately $1.0 million.

     In August 2000, we invested $4.0 million in Republic Exploration for a 10% equity interest and an option to acquire an additional 23.3% for $2.5 million. We anticipate exercising this option before its December 29, 2000 expiration. Republic Exploration has the license rights to existing and newly reprocessed 3-D seismic covering over 8,600 square miles of the shallow waters of the Gulf of Mexico continental shelf. Republic Exploration was been formed to evaluate, generate, acquire and explore prospects using this seismic data. We do not expect cash distributions from Republic Exploration for the foreseeable future.

     We believe that our cash on hand, together with our anticipated cash flow from operations and proceeds from recent equity sales, will be adequate to satisfy a significant portion of planned capital expenditures to drill exploratory wells in our onshore Gulf coast and offshore Gulf of Mexico exploration programs and satisfy our general corporate needs over the next twelve months. We may continue to seek additional equity and bank financing to fund our remaining $2.5 million investment in Republic Exploration, our exploration program, our general and administrative costs and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations. We cannot assure you that we will have sufficient funds available to finance our intended exploration and development programs or acquisitions or to successfully execute our business plan. Our exploration drilling program will be curtailed if we are unable to raise sufficient funds and, in any event, is contingent upon continued exploration success.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplemental information required to be filed under this item are presented on pages Page F-1 through F-15 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information regarding directors, executive officers, promoters and control persons required under Item 9 of Form 10-KSB will be contained in Contango's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Election of Directors," "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act of 1934, as amended, not later than 120 days after June 30, 1999.

ITEM 10. EXECUTIVE COMPENSATION

     The information required under Item 10 of Form 10-KSB will be contained in the Proxy Statement under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under Item 11 of Form 10-KSB will be contained in the Proxy Statement under the heading "Security Ownership of Certain Other Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under Item 12 of Form 10-KSB will be contained in the Proxy Statement under the heading "Certain Relationships and Related Transactions" and "Executive Compensation" and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

     The following is a list of exhibits filed as part of this Form 10-KSB. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1            -- Restated Articles of Incorporation of the Company, as
                            amended.(1)
          3.2            -- Amended and Restated By Laws of the Company.(4)
          3.3            -- Amendment to Articles of Incorporation of the Company.(4)
          4.1            -- Facsimile of common stock certificate of the Company.(1)
          4.2            -- Certificate of Designations, Preferences and Relative
                            Rights and Limitations for Series A Senior Convertible
                            Cumulative Preferred Stock(6)
         10.1            -- Alcorn/MGPX Oil & Gas Lease Acquisition Agreement.(2)
         10.2            -- Agreement, dated effective as of September 1, 1999,
                            between Contango Oil & Gas Company and Juneau
                            Exploration, L.L.C.(2)
         10.3            -- Securities Purchase Agreement between Contango Oil & Gas
                            Company and Trust Company of the West, dated December 29,
                            1999.(3)
         10.4            -- Warrant to Purchase Common Stock between Contango Oil &
                            Gas Company and Trust Company of the West, dated December
                            29, 1999.(3)
         10.5            -- Co-Sale Agreement among Kenneth R. Peak, Contango Oil &
                            Gas Company and Trust Company of the West, dated December
                            29, 1999.(3)
         10.6            -- Securities Purchase Agreement by and between Contango Oil
                            & Gas Company and the Southern Ute Indian Tribe doing
                            business as the Southern Ute Indian Tribe Growth Fund
                            dated June 8, 2000.(5)
         10.7            -- Securities Purchase Agreement dated August 24, 2000 by
                            and between Contango Oil & Gas Company and Trust Company
                            of the West, in its capacities as Investment Manager and
                            Custodian.(6)
         10.8            -- Securities Purchase Agreement dated August 24, 2000 by
                            and between Contango Oil & Gas Company and the Southern
                            Ute Indian Tribe doing business as the Southern Ute
                            Indian Tribe Growth Fund.(6)
         10.9            -- Securities Purchase Agreement dated August 24, 2000 by
                            and between Contango Oil & Gas Company and Fairfield
                            Industries Incorporated.(6)
         10.10           -- Securities Purchase Agreement dated August 24, 2000 by
                            and between Contango Oil & Gas Company and Juneau
                            Exploration Company, L.L.C.(6)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.11+          -- Amendment dated August 14, 2000 to agreement between
                            Contango Oil & Gas Company and Juneau Exploration
                            Company, L.L.C. dated effective as of September 1,
                            2000.(2)
         23.1+           -- Consent of William M. Cobb & Associates, Inc.
         27.1+           -- Financial Data Schedule.
         99.1            -- Press Release of Contango Oil & Gas Company dated August
                            24, 2000.(6)

---------------

 +  Filed herewith.

(1) Filed as an exhibit to the Company's Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

(2) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.

(3) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on February 14, 2000.

(4) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 10, 2000.

(5) Filed as an exhibit to the Company's report on Form 8-K, dated June 8, 2000, as filed with the Securities and Exchange Commission on June 14, 2000.

(6) Filed as an exhibit to the Company's report on Form 8-K, dated August 24, 2000, as filed with the Securities and Exchange Commission on September 8, 2000.

(b) REPORTS ON FORM 8-K:

     The Company filed a report on Form 8-K on June 14, 2000 reported that it had sold in a private placement 2,500,000 shares of common stock at a price of $1.00 per share to the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund for net proceeds of $2,500,000.

                           CONTANGO OIL & GAS COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Balance Sheet, June 30, 2000................................  F-3
Statements of Operations for the Years Ended June 30, 2000
  and 1999..................................................  F-4
Statements of Cash Flows for the Years Ended June 30, 2000
  and 1999..................................................  F-5
Statements of Shareholders' Equity for the Years Ended June
  30, 2000 and 1999.........................................  F-6
Notes to Financial Statements...............................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Contango Oil & Gas Company:

     We have audited the accompanying balance sheet of Contango Oil & Gas Company (a Nevada corporation in the development stage of operations as described in Note 2) as of June 30, 2000, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 2000 and for the period from inception of the development stage (July 1, 1999) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Contango Oil & Gas Company as of June 30, 2000, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2000 and for the period from inception of the development stage (July 1, 1999) to June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
September 27, 2000

                           CONTANGO OIL & GAS COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEET

                                                               JUNE 30, 2000
                                                               -------------
                                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 3,770,906
  Accounts receivable, net..................................        273,336
  Prepaid insurance.........................................         65,785
  Advances to operators and other...........................      1,056,817
                                                                -----------
          Total current assets..............................      5,166,844
                                                                -----------
PROPERTY, PLANT AND EQUIPMENT:
  Natural gas and oil properties, successful efforts method
     of accounting:
     Proved properties......................................      2,210,370
     Unproved properties, not being amortized...............         61,919
  Furniture and equipment...................................         22,806
  Accumulated depreciation, depletion and amortization......       (893,060)
                                                                -----------
          Total property, plant and equipment...............      1,402,035
                                                                -----------
OTHER ASSETS................................................         73,625
                                                                -----------
          TOTAL ASSETS......................................    $ 6,642,504
                                                                ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................    $   117,255
  Accrued liabilities.......................................        119,865
                                                                -----------
          Total current liabilities.........................        237,120
                                                                -----------
SHAREHOLDERS' EQUITY:
  Common stock, $0.04 par value, 50,000,000 shares
     authorized, 20,396,661 shares issued and outstanding at
     June 30, 2000..........................................        815,866
  Additional paid-in capital................................      9,252,204
  Accumulated deficit.......................................     (1,815,942)
  Deficit accumulated during development stage..............     (1,846,744)
                                                                -----------
          Total shareholders' equity........................      6,405,384
                                                                -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........    $ 6,642,504
                                                                ===========

   The accompanying notes are an integral part of these financial statements.

                           CONTANGO OIL & GAS COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                                    CUMULATIVE
                                                                                    TOTAL FROM
                                                                                   JULY 1, 1999
                                                           YEAR ENDED JUNE 30,     (INCEPTION OF
                                                         -----------------------    DEVELOPMENT
                                                            2000         1999         STAGE)
                                                         -----------   ---------   -------------
REVENUES:
  Natural gas and oil sales............................  $   298,339   $      --    $   298,339
EXPENSES:
  Lease operating expense..............................       85,254          --         85,254
  Exploration expense..................................      604,136          --        604,136
  Depreciation, depletion and amortization.............      344,815          --        344,815
  Impairment of proved natural gas and oil
     properties........................................      548,245          --        548,245
  General and administrative expense...................      763,576     107,725        763,576
                                                         -----------   ---------    -----------
                                                           2,346,026     107,725      2,346,026
                                                         -----------   ---------    -----------
LOSS FROM OPERATIONS...................................   (2,047,687)   (107,725)    (2,047,687)
Interest expense.......................................      (10,341)         --        (10,341)
Interest income........................................      141,049      23,407        141,049
Gain on sale of assets.................................       70,235          --         70,235
                                                         -----------   ---------    -----------
                                                          (1,846,744)    (84,318)    (1,846,744)
Provision for income tax...............................           --         800             --
                                                         -----------   ---------    -----------
NET LOSS...............................................   (1,846,744)    (85,118)    (1,846,744)
Preferred stock dividends..............................           --      30,226             --
                                                         -----------   ---------    -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCK..................  $(1,846,744)  $(115,344)   $(1,846,744)
                                                         ===========   =========    ===========
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE, BEGINNING
  OF YEAR..............................................           --          --             --
                                                         -----------   ---------    -----------
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE, END OF
  YEAR.................................................  $(1,846,744)  $      --    $(1,846,744)
                                                         ===========   =========    ===========
BASIC AND DILUTED NET LOSS PER SHARE...................  $     (0.19)  $   (0.08)   $     (0.19)
                                                         ===========   =========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.............    9,907,457   1,509,865      9,907,457
                                                         ===========   =========    ===========

   The accompanying notes are an integral part of these financial statements.

                           CONTANGO OIL & GAS COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                    CUMULATIVE
                                                                                    TOTAL FROM
                                                                                   JULY 1, 1999
                                                           YEAR ENDED JUNE 30,     (INCEPTION OF
                                                          ----------------------    DEVELOPMENT
                                                             2000         1999        STAGE)
                                                          -----------   --------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................................  $(1,846,744)  $(85,118)   $(1,846,744)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
       Exploration expense..............................      604,136         --        604,136
       Depreciation, depletion and amortization.........      344,815         --        344,815
       Impairment of proved natural gas and oil
          properties....................................      548,245         --        548,245
       Gain on sale of assets...........................      (70,235)        --        (70,235)
       Changes in operating assets and liabilities:
          Increase in accounts receivable...............     (257,639)   (15,697)      (257,639)
          (Increase) decrease in prepaid insurance......      (57,782)     8,002        (57,782)
          Increase (decrease) in accounts payable.......      116,455       (100)       116,455
          Increase in accrued liabilities...............      119,865         --        119,865
                                                          -----------   --------    -----------
            Net cash used in operating activities.......     (498,884)   (92,913)      (498,884)
                                                          -----------   --------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Natural gas and oil exploration and development
     expenditures.......................................   (2,990,994)        --     (2,990,994)
  Additions to furniture and equipment..................      (22,806)        --        (22,806)
  Advances to operators.................................   (1,056,817)        --     (1,056,817)
  Proceeds from sale of assets..........................      151,179         --        151,179
                                                          -----------   --------    -----------
          Net cash used in investing activities.........   (3,919,438)        --     (3,919,438)
                                                          -----------   --------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants...    7,798,604         --      7,798,604
  Preferred stock dividends.............................      (75,565)        --        (75,565)
                                                          -----------   --------    -----------
          Net cash provided by financing activities.....    7,723,039         --      7,723,039
                                                          -----------   --------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....    3,304,717    (92,913)     3,304,717
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR............      466,189    559,102        466,189
                                                          -----------   --------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR..................  $ 3,770,906   $466,189    $ 3,770,906
                                                          ===========   ========    ===========

   The accompanying notes are an integral part of these financial statements.

                           CONTANGO OIL & GAS COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                     DEFICIT
                                                                                                   ACCUMULATED
                                                                                                      FROM
                                                                                                  JULY 1, 1999
                            PREFERRED STOCK        COMMON STOCK        ADDITIONAL                 (INCEPTION OF       TOTAL
                            ----------------   ---------------------    PAID-IN     ACCUMULATED    DEVELOPMENT    SHAREHOLDERS'
                            SHARES    AMOUNT     SHARES      AMOUNT     CAPITAL       DEFICIT        STAGE)          EQUITY
                            -------   ------   ----------   --------   ----------   -----------   -------------   -------------
BALANCE AT JUNE 30,
  1998....................   16,792   $ 672     1,509,865   $ 60,395   $2,168,399   $(1,700,598)   $        --     $   528,868
Dividends on Series B
  preferred stock.........       --      --            --         --           --       (30,226)            --         (30,226)
Net loss..................       --      --            --         --           --       (85,118)            --         (85,118)
                            -------   -----    ----------   --------   ----------   -----------    -----------     -----------
BALANCE AT JUNE 30,
  1999....................   16,792     672     1,509,865     60,395    2,168,399    (1,815,942)            --         413,524
Preferred stock
  conversion..............  (16,792)   (672)      503,760     20,150      (19,478)           --             --              --
Sale of shares (8/99).....       --      --     6,460,000    258,400      387,600            --             --         646,000
Sale of warrants (8/99)...       --      --            --         --       24,600            --             --          24,600
Sale of shares (9/99).....       --      --     3,780,000    151,200      982,800            --             --       1,134,000
Sale of shares (10/99)....       --      --       416,666     16,667      264,583            --             --         281,250
Sale of shares (11/99)....       --      --       533,333     21,333      362,167            --             --         383,500
Sale of shares (12/99)....       --      --     4,197,704    167,908    2,702,592            --             --       2,870,500
Sale of shares (01/00)....       --      --        43,333      1,733       30,766            --             --          32,499
Sale of shares (02/00)....       --      --        50,000      2,000       35,500            --             --          37,500
Sale of shares (03/00)....       --      --         2,000         80        1,420            --             --           1,500
Issuance of shares
  (04/00).................       --      --       400,000     16,000       24,000            --             --          40,000
Sale of shares (06/00)....       --      --     2,500,000    100,000    2,400,000            --             --       2,500,000
Offering expenses.........       --      --            --         --     (112,745)           --             --        (112,745)
Net loss..................       --      --            --         --           --            --     (1,846,744)     (1,846,744)
                            -------   -----    ----------   --------   ----------   -----------    -----------     -----------
BALANCE AT JUNE 30,
  2000....................       --   $  --    20,396,661   $815,866   $9,252,204   $(1,815,942)   $(1,846,744)    $ 6,405,384
                            =======   =====    ==========   ========   ==========   ===========    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                           CONTANGO OIL & GAS COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

     Contango Oil & Gas Company (the "Company" or "Contango") is a development stage, independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States. Contango's entry into the natural gas and oil business began on July 1, 1999 (the inception date of the development stage).

     Contango was incorporated as a Nevada corporation in August 1986 under the name of Maple Enterprises, Inc. In 1988, Maple acquired and subsequently merged into Warner Technologies, Inc., a private corporation. At the 1998 annual stockholders' meeting, Warner stockholders approved an agreement to sell the operating business and substantially all operating assets, effective as of December 31, 1997. At that time, stockholders also voted to change the name of the company from Warner Technologies, Inc. to MGPX Ventures, Inc.

     As a result of the sale of assets, MGPX became a "shell" corporation with no operations or business plan other than to seek to identify and complete a transaction that would enhance stockholder value. After reviewing numerous business opportunities, the board of directors unanimously approved a plan for MGPX to hire new management and to enter the natural gas and oil business. Accordingly, in July 1999, the board appointed Kenneth R. Peak as president, chief executive officer, chief financial officer, secretary and director of the company. At the annual stockholders' meeting held on September 28, 1999, the stockholders voted to change the name of the company from MGPX Ventures, Inc. to Contango Oil & Gas Company and elected a new board of directors, including Kenneth R. Peak, president, chief executive officer and chairman of the board. The Company also changed its trading symbol on the Nasdaq over-the-counter bulletin board from "MGPX" to "BTUX".

2. DEVELOPMENT STAGE RISK AND LIQUIDITY

     Development Stage Accounting. Contango is a development stage enterprise engaged in the exploration for and production of natural gas and oil in the United States. Since July 1, 1999, the Company has completed four property acquisitions, entered into and commenced an onshore Texas exploration program and participated in the drilling of two successful exploratory wells in the Gulf of Mexico. For the fiscal year ended June 30, 2000, Contango reported revenues from operations of $298,339 and incurred a net loss of $(1,846,744).

     Development Stage Risk. Contango is subject to several categories of risk associated with its development stage activities. Natural gas and oil exploration and production is a speculative business and involves a high degree of risk. Among the factors that have a direct bearing on the Company's prospects are uncertainties inherent in estimating natural gas and oil reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

     Liquidity. Management believes that cash on hand, together with anticipated cash flow from operations and the proceeds from recent equity sales (see Note
11), will be adequate to satisfy a significant portion of planned capital expenditures to drill exploratory wells in the Company's onshore Gulf coast and offshore Gulf of Mexico exploration programs and satisfy general corporate needs over the next twelve months. The Company may continue to seek additional equity and bank financing to fund the remaining $2.5 million investment in Republic Exploration (see Note 11), the Company's exploration program, general and administrative costs and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which the Company has no

                           CONTANGO OIL & GAS COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

control, as well as the Company's financial condition and results of operations. There can be no assurances that the Company will have sufficient funds available to finance its intended exploration and development programs or acquisitions or to successfully execute its business plan. The Company's exploration drilling program will be curtailed if sufficient funds are unavailable and, in any event, is contingent upon continued exploration success.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved natural gas and oil reserve quantities and the related present value of estimated future net cash flows therefrom (see "Supplemental Oil and Gas Disclosures").

     Natural Gas and Oil Properties. The Company accounts for its natural gas and oil exploration and production activities under the successful efforts method of accounting.

     Under the successful efforts method of accounting, all costs of acquiring unproved natural gas and oil properties and drilling and equipping exploratory wells are capitalized pending determination of whether the properties have proved reserves. Unproved properties are periodically assessed for impairment of value and a loss is recognized at the time of impairment. A loss is recognized on proved properties expected to be sold in the event that carrying value exceeds expected sales proceeds. If an exploratory well is determined to be non-productive, the drilling and equipment costs of the well are expensed at that time. All development drilling and equipment costs are capitalized. Geological and geophysical costs and delay rentals are expensed as incurred.

     Depreciation, depletion and amortization of the cost of proved natural gas and oil properties is calculated on a property-by-property basis using the unit-of-production method. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account in the calculation.

     Periodically, or when circumstances indicate that an asset may be impaired, the Company compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on the Company's estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. During the fiscal year ended June 30, 2000, the Company recorded an impairment loss of $548,245 related to proved natural gas and oil properties.

     Revenue Recognition. Revenues from the sale of natural gas and oil produced are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At June 30, 2000, the Company had no overproduced imbalances.

     Cash Equivalents. Cash equivalents are considered to be all highly liquid debt investments having an original maturity of three months or less. As of June 30, 2000, the Company had cash and cash equivalents of $3,770,906. Additionally, the Company had advanced $1,056,817 to an operator to cover the costs to drill and potentially complete additional wells in its Texas exploration program.

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

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

common shares that would have been outstanding if potential common shares had been issued and if the additional common shares were dilutive. Diluted net loss per share does not include potential common shares because such shares are anti-dilutive for all periods presented.

     Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

     Concentration of Credit Risk. Substantially all of the Company's accounts receivable result from natural gas and oil sales or joint interest billings to third parties in the natural gas and oil industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.

     Stock-Based Compensation. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock-based compensation is accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

4. PROPERTY AND EQUIPMENT

     At June 30, 2000, property and equipment consisted of the following:

Proved natural gas and oil properties.......................  $2,210,370
Unproved natural gas and oil properties.....................      61,919
Other equipment.............................................      22,806
                                                              ----------
          Total property and equipment......................   2,295,095
Accumulated depreciation, depletion and amortization........    (893,060)
                                                              ----------
          Property and equipment, net.......................  $1,402,035
                                                              ==========

     Unproved natural gas and oil properties consist of the cost of undeveloped leaseholds and exploratory wells in progress, if any. Management reviews these unproved costs periodically for impairment, with the impairment provision included in exploration expense in the accompanying statements of operations. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of natural gas and oil leases not held by production and available funds for exploration and development.

                           CONTANGO OIL & GAS COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5. INCOME TAXES

     Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to pretax income as follows:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
Provision (benefit) at the statutory tax rate...............  $(646,000)  $(30,000)
Increase in valuation allowance.............................    646,000     30,000
                                                              ---------   --------
          Income tax provision..............................  $      --   $     --
                                                              =========   ========

     The net deferred income tax asset is comprised of the following:

                                                                     JUNE 30,
                                                              -----------------------
                                                                 2000         1999
                                                              -----------   ---------
Deferred income tax asset:
  Net operating loss carryforwards..........................  $ 1,309,000   $ 483,000
  Valuation allowance.......................................   (1,129,000)   (483,000)
                                                              -----------   ---------
                                                                  180,000          --
Deferred income tax liabilities:
  Temporary differences in natural gas and oil properties...     (180,000)         --
                                                              -----------   ---------
          Net deferred income tax asset.....................  $        --   $      --
                                                              ===========   =========

     Realization of the net deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future. The Company has net operating loss carryforwards totaling approximately $3.7 million that begin expiring in 2009.

6. COMMITMENTS AND CONTINGENCIES

     Contango leases its office space and certain other equipment. As of June 30, 2000, minimum future lease payments are as follows:

Fiscal Year Ending June 30,
  2001......................................................  $15,908
  2002......................................................    3,368
  2003......................................................    3,368
  2004......................................................    3,088
                                                              -------
          Total.............................................  $25,732
                                                              =======

     The Company has renewed its office lease beginning November 1, 2000 for a period of 36 months at a monthly rental of $5,819. The amount incurred under operating leases during the year ended June 30, 2000 was $23,000.

7. SHAREHOLDERS' EQUITY

     Common Stock. Holders of the Company's common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of the Company. Upon any liquidation or dissolution of the Company,

                           CONTANGO OIL & GAS COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

the holders of common stock are entitled to receive a pro rata share of all of the assets remaining available for distribution to shareholders after settlement of all liabilities.

     Preferred Stock. The Company's Board of Directors has authorized 125,000 shares of preferred stock, none of which were issued and outstanding as of June 30, 2000.

     Stock Options. In September 1999, the Company established the Contango Oil & Gas Company 1999 Incentive Stock Option Plan (the "Option Plan"). Under the Option Plan, the exercise price of each option equals or is greater than the market price of the Company's common stock on the date of grant, but in no event less than $1.00 per share. Options generally expire after five years. The vesting schedule varies, but vesting generally occurs either (a) immediately,
(b) one-third immediately and one-third on the next two anniversary dates of the grant or (c) under a vesting schedule that is tied to the payout and rate of return on specific projects for which the option was granted. The Company may issue up to 5,000,000 shares of common stock under the Option Plan, of which options to acquire 4,265,833 shares of common stock remained available for grant at June 30, 2000.

     In addition to grants made under the Option Plan, the Company granted options during the year ended June 30, 2000 to purchase 2,780,000 shares of common stock at prices between $1.00 and $1.50 per share. Included in this total is a 90-day option granted to the Southern Ute Indian Tribe Growth Fund to purchase 2,500,000 shares at $1.00 per share. This option was exercised on August 24, 2000. Options granted outside the Option Plan generally expire after five years. The vesting schedule varies, but vesting generally occurs either (a) immediately or (b) one-third immediately and one-third on the next two anniversary dates of the grant.

     The Company has reserved shares of common stock for issuance upon the exercise of options that have been granted. Grants made by the Company during the year ended June 30, 2000 are summarized in the table below.

                                                                           WEIGHTED
                                                                SHARES     AVERAGE
                                                                UNDER      EXERCISE
                                                                OPTION      PRICE
                                                              ----------   --------
Outstanding, beginning of year..............................     100,000    $1.00
Granted(1)..................................................   1,114,167     1.08
Cancelled...................................................    (200,000)    1.00
                                                              ----------
Outstanding, end of year....................................   1,014,167     1.09
                                                              ==========
Exercisable, end of year....................................     707,500     1.12
                                                              ==========
Available for grant, end of year............................   4,265,833
                                                              ==========
Weighted average fair value of options granted during the
  year(2)...................................................  $     0.29
                                                              ==========

---------------

(1) Does not include the 90-day option granted to the Southern Ute Indian Tribe Growth Fund to acquire 2,500,000 shares of Company's common stock that was exercised August 24, 2000.

(2) The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: (i) risk-free interest rate of 6.35 percent;
    (ii) expected lives of five years for the Option Plan and other options;
    (iii) expected volatility of 50 percent; and (iv) expected dividend yield of zero percent.

                           CONTANGO OIL & GAS COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about options that are outstanding at June 30, 2000:

                                               OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                                            -------------------------   ----------------------
                                             NUMBER OF     WEIGHTED      NUMBER OF
                                              SHARES        AVERAGE       SHARES      WEIGHTED
                                               UNDER       REMAINING       UNDER      AVERAGE
                                            OUTSTANDING   CONTRACTUAL   EXERCISABLE   EXERCISE
EXERCISE PRICES                               OPTIONS        LIFE         OPTIONS      PRICE
---------------                             -----------   -----------   -----------   --------
$1.00(1)..................................     839,167        4.5         532,500      $1.00
 1.50.....................................     175,000        4.7         175,000       1.50
                                             ---------                    -------
                                             1,014,167                    707,500
                                             =========                    =======

---------------

(1) Does not include the 90-day option granted to the Southern Ute Indian Tribe Growth Fund to acquire 2,500,000 shares of Company's common stock that was exercised August 24, 2000.

     The pro forma effect on the Company's earnings had it adopted the optional recognition provisions of SFAS No. 123 for the year ended June 30, 2000 would be to increase the reported net loss to $(1.87) million, or $(0.19) per share (both basic and diluted).

8. WARRANTS

     As of June 30, 2000, the Company had issued and outstanding warrants to purchase 2,830,370 shares of the Company's common stock. The Company has reserved an equal number of shares of common stock for issuance upon the exercise of its outstanding warrants. Warrants issued by the Company do not confer upon the holders thereof any voting or other rights of a stockholder of the Company. The issuances and terms of the warrants are described below.

     August 1999 Private Placement Warrants. In connection with the Company's private placement of common stock in August 1999, the Company sold to certain purchasers five-year warrants to purchase 2,460,000 shares of the Company's common stock at $1.00 per share.

     Trust Company of the West Warrant. In connection with the Trust Company of the West's ("TCW") purchase of the Company's common stock in a private placement in December 1999, the Company issued to TCW a five-year warrant to purchase 370,370 shares of the Company's common stock at $1.00 per share.

9. RELATED PARTY TRANSACTIONS

     In August 1999, the Company completed a private placement of 6,460,000 shares of its common stock for $0.10 per share and warrants to purchase 2,460,000 shares of common stock, for gross proceeds of $670,600. Purchasers of stock and warrants in the placement included Kenneth R. Peak, the Company's chairman, president and chief executive officer, and John B. Juneau, Joseph Romano and Darrell Williams, directors of the Company, who purchased an aggregate of 2,060,000 shares of common stock and 2,060,000 warrants to purchase common stock.

     Effective September 1, 1999, the Company entered into an exploration agreement with Juneau Exploration Company, L.L.C. Pursuant to the agreement, Juneau Exploration received 400,000 shares of Contango common stock as part of its remuneration upon execution of the agreement. As of June 30, 2000, Juneau Exploration also had received stock options to purchase 400,000 shares of Company common stock at $1.00 per share in connection with exploration successes and acquisitions. In addition, Juneau Exploration receives a 2.5% proportionally reduced overriding royalty on successful wells and a 25% proportionately reduced back-in working interest after achieving a defined payout. On August 14, 2000, the Company amended its agreement with Juneau Exploration whereby it will no longer grant options to Juneau Exploration

                           CONTANGO OIL & GAS COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

for exploration successes and acquisitions. Rather, the overriding royalty has been increased to 3.3% on a well-by-well basis. Mr. Juneau is the sole manager of Juneau Exploration and is a director of the Company.

     In October 1999, the Company completed a private placement of, 3,780,000 shares of its common stock for $0.30 per share for total proceeds of $1,134,000. Purchasers of stock in the placement included Kenneth R. Peak, the Company's chairman, president and chief executive officer, and Darrell Williams, a director of the Company, who purchased an aggregate of 812,000 shares of common stock.

     During the quarter ended March 31, 2000 as part of a private placement, Contango sold 95,333 shares of its common stock at a price of $0.75 per share for total proceeds of $71,500. Purchasers of stock included William H. Gibbons, the Company's treasurer, who purchased an aggregate of 10,000 shares of common stock.

     Included in accounts receivable are receivables from a related party of $250,078. Included in accounts payable are payables to a related party of $5,752. Included in advances to operators is $40,251 advanced to a related party.

10. NON-CASH INVESTING AND FINANCING ACTIVITIES

     A summary of non-cash investing and financing activities is presented below.

     In August 1999, the Company converted each of its 16,792 shares of Series B preferred stock into 30 fully paid and non-assessable shares of common stock.

     In April 2000, the Company issued 400,000 shares of common stock to Juneau Exploration in connection with an exploration agreement.

     Supplemental disclosure of cash flow information for the year ended June 30, 2000:

Cash paid during the year for interest.....................   $8,792
                                                              ======

11. SUBSEQUENT EVENTS (UNAUDITED)

     On August 24, 2000, the Company sold $2.5 million of its 8% Series A senior convertible cumulative preferred stock, convertible at $1.25 per share, to TCW, as investment manager on behalf of a client. In addition, the Company granted a five-year warrant to purchase 500,000 shares of Contango common stock at $1.00 per share.

     On August 24, 2000, the Company sold to the Southern Ute Indian Tribe Growth Fund 2,500,000 shares of its common stock for $2.5 million upon the early exercise of an option to purchase additional shares. In addition, the Company granted to the Southern Ute Indian Tribe Growth Fund a five-year warrant to purchase 250,000 shares of Contango common stock at $1.00 per share.

     In August 2000, the Company purchased a 10 percent interest in Republic Exploration, L.L.C. for $4.0 million with the option to purchase another 23.3 percent interest for an additional $2.5 million. The option expires December 29, 2000 and, if exercised, will result in the Company paying a total of $6.5 million for a 33.3 percent interest in Republic Exploration. The other two members of Republic Exploration are Juneau Exploration and another privately held company. As part of this transaction, Contango granted five-year warrants to each company to purchase 125,000 shares of Contango common stock at $1.00 per share.

     On September 27, 2000, the Company sold $5.0 million of its 8% Series B senior convertible cumulative preferred stock, convertible at $2.20 per share, to Aquila Energy Capital Corporation.

                           CONTANGO OIL & GAS COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

     The following disclosures provide unaudited information required by SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." Prior to Contango's fiscal year ended June 30, 2000, the Company had no natural gas and oil operations nor did it have any proved reserves.

     Costs Incurred. Costs incurred in natural gas and oil property acquisition, exploration and development activities are summarized below:

                                                               YEAR ENDED
                                                              JUNE 30, 2000
                                                              -------------
Property acquisition costs:
  Unproved..................................................   $  143,367
  Proved....................................................      418,531
Exploration costs...........................................    2,395,471
Development costs...........................................           --
                                                               ----------
Total costs incurred........................................   $2,957,369
                                                               ==========

     Natural Gas and Oil Reserves. Proved reserves are estimated quantities of natural gas and oil that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that reasonably can be expected to be recovered through existing wells with existing equipment and operating methods.

     Proved natural gas and oil reserve quantities at June 30, 2000, and the related discounted future net cash flows before income taxes are based on estimates prepared by William M. Cobb & Associates, Inc., independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

     The Company's net ownership interests in estimated quantities of proved natural gas and oil reserves and changes in net proved reserves as of June 30, 2000, all of which are located in the continental United States, are summarized below:

                                                              AS OF JUNE 30, 2000
                                                              --------------------
                                                               OIL AND     NATURAL
                                                              CONDENSATE     GAS
                                                              ----------   -------
                                                               (MBBLS)     (MMCF)
Proved developed and undeveloped reserves:
  Beginning of year.........................................      --           --
  Purchase of natural gas and oil properties................       7           17
  Discoveries...............................................     136        2,697
  Production................................................      (6)         (28)
                                                                 ---        -----
  End of year...............................................     137        2,686
                                                                 ===        =====
  Proved developed reserves at end of year..................      70        1,206
                                                                 ===        =====

                           CONTANGO OIL & GAS COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)

        SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED) -- (CONTINUED)

     Standardized Measure. The standardized measure of discounted future net cash flows relating to the Company's ownership interests in proved natural gas and oil reserves as of year-end is shown below:

                                                              JUNE 30, 2000
                                                              -------------
Future cash flows...........................................   $17,732,676
Future operating expenses...................................    (1,969,450)
Future development costs....................................      (829,092)
Future income tax expenses..................................    (2,870,500)
                                                               -----------
  Future net cash flows.....................................    12,063,634
  10% annual discount for estimated timing of cash flows....    (1,837,000)
                                                               -----------
  Standardized measure of discounted future net cash
     flows..................................................   $10,226,634
                                                               ===========

     Future cash flows are computed by applying fiscal year-end prices of natural gas and oil to year-end quantities of proved natural gas and oil reserves. Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company's proved natural gas and oil reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.

     Future income taxes are based on year-end statutory rates, adjusted for tax basis and applicable tax credits. A discount factor of 10 percent was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair value of the Company's natural gas and oil properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates of natural gas and oil producing operations.

     Change in Standardized Measure. Changes in the standardized measure of future net cash flows relating to proved natural gas and oil reserves are summarized below:

                                                               YEAR ENDED
                                                              JUNE 30, 2000
                                                              -------------
Changes due to current year operations:
  Sales of natural gas and oil, net of natural gas and oil
     operating expenses.....................................   $  (213,085)
  Extensions and discoveries................................    12,287,000
  Purchases of natural gas and oil properties...............       186,205
Changes due to revisions in standardized variables:
  Income taxes..............................................    (2,033,486)
                                                               -----------
Net change..................................................    10,226,634
Beginning of year...........................................            --
                                                               -----------
End of year.................................................   $10,226,634
                                                               ===========

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CONTANGO OIL & GAS COMPANY

                                                   /s/ KENNETH R. PEAK
                                            ------------------------------------
                                                      Kenneth R. Peak
                                            President, Chief Executive Officer,
                                                           Chief
                                                Financial Officer, Secretary
                                                         (principal
                                            executive, financial and accounting
                                                          officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                     DATE
                        ----                                      -----                     ----

                 /s/ KENNETH R. PEAK                   Chairman of the Board         September 27, 2000
-----------------------------------------------------
                   Kenneth R. Peak

                 /s/ JOHN B. JUNEAU                    Director                      September 27, 2000
-----------------------------------------------------
                   John B. Juneau

                /s/ JOSEPH J. ROMANO                   Director                      September 27, 2000
-----------------------------------------------------
                  Joseph J. Romano

               /s/ DARRELL W. WILLIAMS                 Director                      September 27, 2000
-----------------------------------------------------
                 Darrell W. Williams

               /s/ ROBERT J. ZAHRADNIK                 Director                      September 27, 2000
-----------------------------------------------------
                 Robert J. Zahradnik

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1            -- Restated Articles of Incorporation of the Company, as
                            amended.(1)
          3.2            -- Amended and Restated By Laws of the Company.(4)
          3.3            -- Amendment to Articles of Incorporation of the Company.(4)
          4.1            -- Facsimile of common stock certificate of the Company.(1)
          4.2            -- Certificate of Designations, Preferences and Relative
                            Rights and Limitations for Series A Senior Convertible
                            Cumulative Preferred Stock(6)
         10.1            -- Alcorn/MGPX Oil & Gas Lease Acquisition Agreement.(2)
         10.2            -- Agreement, dated effective as of September 1, 1999,
                            between Contango Oil & Gas Company and Juneau
                            Exploration, L.L.C.(2)
         10.3            -- Securities Purchase Agreement between Contango Oil & Gas
                            Company and Trust Company of the West, dated December 29,
                            1999.(3)
         10.4            -- Warrant to Purchase Common Stock between Contango Oil &
                            Gas Company and Trust Company of the West, dated December
                            29, 1999.(3)
         10.5            -- Co-Sale Agreement among Kenneth R. Peak, Contango Oil &
                            Gas Company and Trust Company of the West, dated December
                            29, 1999.(3)
         10.6            -- Securities Purchase Agreement by and between Contango Oil
                            & Gas Company and the Southern Ute Indian Tribe doing
                            business as the Southern Ute Indian Tribe Growth Fund
                            dated June 8, 2000.(5)
         10.7            -- Securities Purchase Agreement dated August 24, 2000 by
                            and between Contango Oil & Gas Company and Trust Company
                            of the West, in its capacities as Investment Manager and
                            Custodian.(6)
         10.8            -- Securities Purchase Agreement dated August 24, 2000 by
                            and between Contango Oil & Gas Company and the Southern
                            Ute Indian Tribe doing business as the Southern Ute
                            Indian Tribe Growth Fund.(6)
         10.9            -- Securities Purchase Agreement dated August 24, 2000 by
                            and between Contango Oil & Gas Company and Fairfield
                            Industries Incorporated.(6)
         10.10           -- Securities Purchase Agreement dated August 24, 2000 by
                            and between Contango Oil & Gas Company and Juneau
                            Exploration Company, L.L.C.(6)
         10.11           -- Amendment dated August 14, 2000 to agreement between
                            Contango Oil & Gas Company and Juneau Exploration
                            Company, L.L.C. dated effective as of September 1,
                            2000.(2)
         23.1            -- Consent of William M. Cobb & Associates, Inc.
         27.1            -- Financial Data Schedule.
         99.1            -- Press Release of Contango Oil & Gas Company dated August
                            24, 2000.(6)