Form 10QSB
period 2000-09-30
CONTANGO OIL & GAS CO
filed 2000-11-03
CIK 1071993

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000



                        Commission file number 000-24971



                           CONTANGO OIL & GAS COMPANY
        (Exact name of small business issuer as specified in its charter)


               NEVADA                                    95-4079863
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

         The total number of shares of common stock, par value $0.04 per share, outstanding as of October 9, 2000 was 22,931,415.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---


================================================================================

                           CONTANGO OIL & GAS COMPANY
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----
                                       PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements
              Condensed Balance Sheets as of September 30, 2000 and June 30, 2000..................     3
              Condensed Statements of Operations for the three months ended
                  September 30, 2000 and 1999......................................................     4
              Condensed Statements of Cash Flows for the three months ended
                  September 30, 2000 and 1999......................................................     5
              Condensed Statement of Shareholders' Equity for the three months ended September
                  30, 2000.........................................................................     6
              Notes to Condensed Financial Statements..............................................     7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations...............................................................................    10

                                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings........................................................................    13

Item 2.   Changes in Securities and Use of Proceeds................................................    13

Item 3.   Defaults Upon Senior Securities..........................................................    15

Item 4.   Submission of Matters to Vote of Security Holders........................................    15

Item 5.   Other Information........................................................................    15

Item 6.   Exhibits and Reports on Form 8-K.........................................................    15

SIGNATURES.........................................................................................    18

                         PART I - FINANCIAL INFORMATION

           CONTANGO OIL & GAS COMPANY (A DEVELOPMENT STAGE ENTERPRISE)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                       SEPTEMBER 30,      JUNE 30,
                                                                                           2000             2000
                                                                                       -------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents .....................................................   $   6,984,815    $  3,770,906
     Accounts receivable, net ......................................................       2,175,774         273,336
     Prepaid insurance .............................................................          87,801          65,785
     Advances to operators and other ...............................................          15,285       1,056,817
                                                                                       -------------    ------------
         Total current assets ......................................................       9,263,675       5,166,844
                                                                                       -------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
     Natural gas and oil properties, successful efforts method of accounting:
         Proved properties .........................................................       4,855,321       2,210,370
         Unproved properties, not being amortized ..................................       2,654,812          61,919
     Furniture and equipment .......................................................          41,240          22,806
     Accumulated depreciation, depletion and amortization ..........................      (1,463,796)       (893,060)
                                                                                       -------------    ------------
         Total property, plant and equipment .......................................       6,087,577       1,402,035
                                                                                       -------------    ------------
OTHER ASSETS:
     Investment in Republic Exploration, L.L.C .....................................       3,731,803              --
     Other assets ..................................................................          73,625          73,625
                                                                                       -------------    ------------
         Total other assets ........................................................       3,805,428          73,625
                                                                                       -------------    ------------
TOTAL ASSETS .......................................................................   $  19,156,680    $  6,642,504
                                                                                       =============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ..............................................................   $     154,515    $    117,255
     Accrued preferred stock dividends .............................................          24,658              --
     Accrued liabilities ...........................................................       1,502,627         119,865
                                                                                       -------------    ------------
         Total current liabilities .................................................       1,681,800         237,120
                                                                                       -------------    ------------

SHAREHOLDERS' EQUITY:
     Convertible preferred stock, 8%, Series A, $0.04 par value, 5,000 shares authorized, 2,500 shares issued and outstanding at September 30, 2000,
         liquidation preference of $1,000 per share ................................             100              --
     Convertible preferred stock, 8%, Series B, $0.04 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at September 30, 2000,
         liquidation preference of $1,000 per share ................................             200              --
     Common stock, $0.04 par value, 50,000,000 shares authorized,
         22,931,915 issued and outstanding at September 30, 2000 and
         20,396,661 shares issued and outstanding at June 30, 2000 .................         917,276         815,866
     Additional paid-in capital ....................................................      20,031,923       9,252,204
     Accumulated deficit ...........................................................      (1,815,942)     (1,815,942)
     Deficit accumulated during development stage ..................................      (1,658,677)     (1,846,744)
                                                                                       -------------    ------------
         Total shareholders' equity ................................................      17,474,880       6,405,384
                                                                                       -------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................................   $  19,156,680    $  6,642,504
                                                                                       =============    ============

   The accompanying notes are an integral part of these financial statements.

           CONTANGO OIL & GAS COMPANY (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                                                 CUMULATIVE
                                                                                                 TOTAL FROM
                                                                      THREE MONTHS ENDED        JULY 1, 1999
                                                                         SEPTEMBER 30,          (INCEPTION OF
                                                                ----------------------------     DEVELOPMENT
                                                                    2000            1999           STAGE)
                                                                ------------    ------------    ------------
REVENUES:
     Natural gas and oil sales ..............................   $  2,081,734    $         --    $  2,380,073
                                                                ------------    ------------    ------------

EXPENSES:
     Lease operating expense ................................        208,835              --         294,089
     Exploration expense ....................................        681,000          10,000       1,285,136
     Depreciation, depletion and amortization ...............        570,736             610         915,551
     Impairment of proved natural gas and oil properties ....             --              --         548,245
     General and administrative expense .....................        464,882         290,070       1,228,458
                                                                ------------    ------------    ------------
         Total expenses .....................................      1,925,453         300,680       4,271,479
                                                                ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS ...............................        156,281        (300,680)     (1,891,406)

Interest expense ............................................         (1,174)             --         (11,515)
Interest income .............................................         57,618           2,300         198,667
Gain on sale of assets ......................................             --              --          70,235
                                                                ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAX .............................        212,725        (298,380)     (1,634,019)

Provision for income tax ....................................             --              --              --
                                                                ------------    ------------    ------------
NET INCOME (LOSS) ...........................................        212,725        (298,380)     (1,634,019)

Preferred stock dividends ...................................         24,658              --          24,658
                                                                ------------    ------------    ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK ..............   $    188,067    $   (298,380)   $ (1,658,677)
                                                                ============    ============    ============

DEFICIT ACCUMULATED DURING
     DEVELOPMENT STAGE, BEGINNING OF PERIOD .................     (1,846,744)             --              --
                                                                ------------    ------------    ------------
DEFICIT ACCUMULATED DURING
     DEVELOPMENT STAGE, END OF PERIOD .......................   $ (1,658,677)   $   (298,380)   $ (1,658,677)
                                                                ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE:
     Basic ..................................................   $       0.01    $      (0.05)
                                                                ============    ============
     Diluted ................................................   $       0.01    $      (0.05)
                                                                ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic ..................................................     21,448,929       5,648,669
                                                                ============    ============
     Diluted ................................................     23,046,549       5,648,669
                                                                ============    ============


   The accompanying notes are an integral part of these financial statements.

           CONTANGO OIL & GAS COMPANY (A DEVELOPMENT STAGE ENTERPRISE)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                            CUMULATIVE
                                                                                                           TOTAL FROM
                                                                                 THREE MONTHS ENDED        JULY 1, 1999
                                                                                    SEPTEMBER 30,          (INCEPTION OF
                                                                           ----------------------------     DEVELOPMENT
                                                                               2000            1999           STAGE)
                                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) .................................................   $    212,725    $   (298,380)   $ (1,634,019)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation, depletion and amortization ......................        570,736             610         915,551
         Exploration expense ...........................................        681,000              --       1,285,136
         Impairment of proved natural gas and oil properties ...........             --              --         548,245
         Gain on sale of assets ........................................             --              --         (70,235)
         Changes in operating assets and liabilities:
           Increase in accounts receivable .............................     (1,298,639)             --      (1,556,278)
           Increase in prepaid insurance ...............................        (22,016)        (17,357)        (79,798)
           Increase in accounts payable ................................         37,260          47,627         153,715
           Increase in accrued liabilities .............................        159,726          86,341         279,591
           Other .......................................................         27,124              --          27,124
                                                                           ------------    ------------    ------------
              Net cash provided by (used in) operating activities ......        367,916        (181,159)       (130,968)
                                                                           ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Natural gas and oil exploration and development expenditures ......     (4,121,207)             --      (7,112,201)
     Investment in Republic Exploration, L.L.C .........................     (4,000,000)             --      (4,000,000)
     Additions to furniture and equipment ..............................        (18,434)        (13,726)        (41,240)
     Decrease (increase) in advances to operators ......................      1,047,408              --          (9,409)
     Proceeds from sale of assets ......................................             --              --         151,179
                                                                           ------------    ------------    ------------
       Net cash used in investing activities ...........................     (7,092,233)        (13,726)    (11,011,671)
                                                                           ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock,
       preferred stock and warrants ....................................      9,938,226       1,804,600      17,736,830
     Preferred stock dividends .........................................             --         (75,565)        (75,565)
                                                                           ------------    ------------    ------------
       Net cash provided by financing activities .......................      9,938,226       1,729,035      17,661,265
                                                                           ------------    ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................      3,213,909       1,534,150       6,518,626
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................      3,770,906         466,189         466,189
                                                                           ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................   $  6,984,815    $  2,000,339    $  6,984,815
                                                                           ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

           CONTANGO OIL & GAS COMPANY (A DEVELOPMENT STAGE ENTERPRISE)
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                                          DEFICIT
                                                                                                        ACCUMULATED
                                                                                                            FROM
                                                                                                        JULY 1, 1999
                                 PREFERRED STOCK         COMMON STOCK                                  (INCEPTION OF     TOTAL
                                ------------------  ----------------------    PAID-IN     ACCUMULATED   DEVELOPMENT   SHAREHOLDERS'
                                 SHARES    AMOUNT     SHARES      AMOUNT      CAPITAL       DEFICIT        STAGE)        EQUITY
                                --------  --------  -----------  ---------  ------------  ------------  ------------  -------------
Balance at June 30, 2000 ......       --  $     --   20,396,661  $ 815,866  $  9,252,204  $(1,815,942)  $ (1,846,744) $   6,405,384
Stock-based compensation ......       --        --       35,254      1,410       942,293            --            --        943,703
Sale of shares (08/00) ........    2,500       100    2,500,000    100,000     4,899,900            --            --      5,000,000
Sale of shares (09/00) ........    5,000       200           --         --     4,999,800            --            --      5,000,000
Offering expenses .............       --        --           --         --       (62,274)           --            --        (62,274)
Net income ....................       --        --           --         --            --            --       212,725        212,725
Preferred stock dividends .....       --        --           --         --            --            --       (24,658)       (24,658)
                                --------  --------  -----------  ---------  ------------  ------------  ------------  -------------
Balance at September 30, 2000 .    7,500  $    300   22,931,915  $ 917,276  $ 20,031,923  $(1,815,942)  $ (1,658,677) $  17,474,880
                                ========  ========  ===========  =========  ============  ============  ============  =============


   The accompanying notes are an integral part of these financial statements.

                           CONTANGO OIL & GAS COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in Contango Oil & Gas Company's ("Contango" or the "Company") Form 10-KSB for the year ended June 30, 2000. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

1.  DEVELOPMENT STAGE RISK AND LIQUIDITY

         DEVELOPMENT STAGE ACCOUNTING. Contango is a development stage enterprise engaged in the exploration for and production of natural gas and oil in the United States. Since July 1, 1999, Contango has completed four property acquisitions, entered into and commenced an onshore south Texas exploration program, participated in the drilling of two successful exploration wells in the Gulf of Mexico, and was a founder with a 10% ownership in Republic Exploration, L.L.C., a Gulf of Mexico exploration company. For the period from July 1, 1999 through September 30, 2000, Contango incurred cumulative losses of approximately $1.7 million. In the future, we may continue to report cumulative losses if we do not generate sufficient revenues from natural gas and oil production, either through drilling activities or through acquisition of producing properties, to cover operating expenses, depreciation, depletion and amortization, general and administrative costs and exploration expense.

         DEVELOPMENT STAGE RISK. Contango is subject to several categories of risk associated with its development stage activities. Natural gas and oil exploration is a speculative business and involves a high degree of risk. Among the factors that have a direct bearing on the Company's prospects are the uncertainties inherent in estimating natural gas and oil reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and wells having limited production histories. Other factors include access to additional capital, changes in the price of natural gas and oil, availability and cost of services and equipment and the presence of competitors with greater financial resources and capacity.

         LIQUIDITY. Management believes that cash on hand together with anticipated cash flow from operations, proceeds from recent equity sales and possible bank borrowings will be adequate to satisfy a significant portion of planned capital expenditures to drill exploratory wells in the Company's onshore Gulf coast and offshore Gulf of Mexico exploration programs and satisfy general corporate needs over the next twelve months. The Company may continue to seek additional equity and bank financing to fund the remaining $2.5 million investment in Republic Exploration, the Company's exploration program, general and administrative costs and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. There can be no assurances that the

                           CONTANGO OIL & GAS COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


Company will have sufficient funds available to finance its intended exploration and development programs or acquisitions or to successfully execute its business plan. The Company's exploration drilling program will be curtailed if sufficient funds are unavailable and, in any event, is contingent upon continued exploration success.

2.  SHAREHOLDERS' EQUITY

         COMMON STOCK. On August 24, 2000, the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund exercised the option it previously acquired to purchase 2,500,000 shares of common stock for net proceeds of $2,500,000.

         PREFERRED STOCK. On August 24, 2000, Contango sold in a private placement transaction 2,500 shares of its Series A senior convertible cumulative preferred stock (the "Series A Preferred Stock") to Trust Company of the West, as an investment manager and custodian on behalf of a client, for net proceeds of $2,500,000. Series A Preferred Stock ranks prior to the Company's common stock (and any other junior stock) with respect to the payment of dividends or distributions and upon liquidation, dissolution, winding-up or otherwise and is pari passu to the Company's Series B senior convertible cumulative preferred stock. Holders of Series A Preferred Stock are entitled to receive quarterly dividends at a dividend rate equal to 8% per annum if paid in cash on a current quarterly basis or otherwise at a rate of 10% per annum if not paid on a current quarterly basis or if paid in shares of Series A Preferred Stock, in each case, computed on the basis of $1,000 per share. Holders of Series A Preferred Stock may, at their discretion, elect to convert such shares to shares of the Company's common stock at a conversion price of $1.25 per share. In addition, upon the occurrence of certain events, the Company may elect to convert all of the outstanding shares of Series A Preferred Stock at a conversion price of $1.25 per share.

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

         WARRANTS. On August 24, 2000, as part of the formation of Republic Exploration, Contango granted to each of Juneau Exploration Company. L.L.C. and a private company, in separate private placement transactions, a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $1.00 per share.

                           CONTANGO OIL & GAS COMPANY
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


         On August 24, 2000 in order to induce the Southern Ute Indian Tribe Growth Fund to exercise its option to purchase 2,500,000 shares of common stock, the Company issued to the Southern Ute Indian Tribe Growth Fund a five-year warrant to purchase 250,000 shares of common stock at an exercise price of $1.00 per share.

         On August 24, 2000, as part of the sale of the Series A Preferred Stock, Contango issued to Trust Company of the West, as an investment manager and custodian on behalf of a client, a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $1.00 per share

3.  NET INCOME (LOSS) PER COMMON SHARE

         A reconciliation of the components of basic and diluted net income
(loss) per common share is presented in the table below.

                                                   THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                   SEPTEMBER 30, 2000                   SEPTEMBER 30, 1999
                                         -----------------------------------  ------------------------------------
                                           INCOME       SHARES     PER SHARE    INCOME        SHARES     PER SHARE
                                         ----------  -----------   ---------  ----------    ----------   ---------
Basic:
   Net income (loss) attributable
     to common stock .................   $  188,067   21,448,929   $    0.01  $ (298,380)    5,648,669   $   (0.05)
                                                                   =========                             =========

Effect of Dilutive Securities:
   Stock options .....................           --    1,597,620                      --            --
                                         ----------  -----------              ----------    ----------

Diluted:
   Net income (loss) attributable
     to common stock .................   $  188,067   23,046,549   $    0.01  $ (298,380)    5,648,669   $   (0.05)
                                         ==========  ===========   =========  ==========    ==========   =========

4.  NON-CASH INVESTING AND FINANCING ACTIVITIES

         A summary of non-cash investing and financing activities is presented below.

         In July 2000, the Company issued 23,750 shares of common stock to certain individuals in connection with services provided to the Company.

         In September 2000, the Company issued 11,000 shares of common stock to certain individuals in connection with services provided to the Company.

         At various time during 2000, the Company has issued options and warrants to certain individuals and companies in connection with (i) services provided to the Company, (ii) sales of common and preferred stock and (iii) exploration activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes and other information included elsewhere in this Form 10-QSB and in our Form 10-KSB for the fiscal year ended June 30, 2000, previously filed with the Securities and Exchange Commission.

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

GENERAL

         We are a development stage, independent energy company engaged in the exploration and production of natural gas and oil in the United States. Our development stage and our entry into the natural gas and oil business began on July 1, 1999, when the previous board of directors approved a plan to hire new management and enter the natural gas and oil exploration business. We did not produce any natural gas or oil prior to November 1999.

RESULTS OF OPERATIONS

         The following is a discussion of the results of our operations for the three months ended September 30, 2000, compared to those for the three months ended September 30, 1999. The results of operations for the period ended September 30, 2000 are not directly comparable to results for the period ended September 30, 1999, as we had little operational activities during the period ended September 30, 1999. In addition, we did not operate as a natural gas and oil exploration and production company prior to July 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         NATURAL GAS AND OIL SALES. We recorded natural gas and oil sales of approximately $2.1 million for the three months ended September 30, 2000. This primarily was attributable to new production from our exploration play onshore in south Texas. We had no natural gas and oil production during the three months ended September 30, 1999.

         LEASE OPERATING EXPENSE. For the three months ended September 30, 2000, we recorded approximately $208,800 of lease operating expense, including severance taxes. This was attributable to production operations both onshore Texas and offshore in the Gulf of Mexico. We had no lease operating expense during the three months ended September 30, 1999.

         EXPLORATION COSTS. For the three months ended September 30, 2000, we recorded $681,000 of exploration costs. Of this amount, approximately $601,800 was attributable to the cost of shooting 3-D seismic onshore in south Texas. For the three months ended September 30, 1999, we recorded $10,000 of exploration costs.

         DEPRECIATION, DEPLETION AND AMORTIZATION. For the three months ended September 30, 2000, we recorded approximately $570,700 of depreciation, depletion and amortization. This primarily was attributable to depletion and amortization related to production from our exploration play in south Texas and to the Eugene Island 28 well offshore Louisiana and to depreciation of fixed assets, primarily office equipment. For the three months ended September 30, 1999, we recorded $610 of depreciation, depletion and amortization.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased approximately $174,800, from approximately $290,100 for the three months ended September 30, 1999 to approximately $464,900 for the three months ended September 30, 2000. This increase primarily was attributable to an increased level of both financial and operational activities. Primary components of general and administrative expense for the three months ended September 30, 2000 included approximately $23,600 in insurance expense, $142,100 in legal, accounting and other professional fees, $38,400 in office administrative expense and $223,700 in salaries and benefits.

         INTEREST INCOME. Interest income increased approximately $55,300, from $2,300 for the three months ended September 30, 1999 to approximately $57,600 for the three months ended September 30, 2000. Interest income was derived from interest earned on our cash balances during the reporting periods. The increase in interest income primarily was due to the increase in cash balances resulting from proceeds of equity offerings completed during the three months ended September 30, 2000.

REPUBLIC EXPLORATION, L.L.C.

         In August 2000, we purchased a 10% interest in Republic Exploration for $4.0 million with the option to purchase another 23.3% interest for an additional $2.5 million. The option expires on December 29, 2000 and, if exercised, would result in our paying a total of $6.5 million for a 33.3% interest in Republic Exploration. Republic Exploration has the license rights to existing and newly reprocessed 3-D seismic covering over 8,600 square miles of the shallow waters of the Gulf of Mexico continental shelf. Republic Exploration was formed to evaluate, generate, acquire and explore prospects using this seismic data. The other two members of Republic Exploration are Juneau Exploration, the managing member of Republic Exploration, and a privately held company. Both companies have extensive experience in Gulf of Mexico exploration.

PRODUCTION, PRICES AND OPERATING EXPENSES

         The following table presents information regarding the production volumes, average sales prices received and average production costs associated with our sales of natural gas and oil for the period indicated. We had no natural gas and oil production for the three months ended September 30, 1999.

                                                                                             FOR THE THREE
                                                                                             MONTHS ENDED
                                                                                          SEPTEMBER 30, 2000
                                                                                          ------------------
Production:
     Natural gas (thousand cubic feet)..................................................          312,000
     Oil and condensate (barrels).......................................................           18,000
         Total (thousand cubic feet equivalent).........................................          420,000

Average sales price:
     Natural gas (per thousand cubic feet)..............................................        $    4.95
     Oil and condensate (per barrel)....................................................            29.79
         Total (per thousand cubic feet equivalent).....................................             4.96

Expenses (per thousand cubic feet equivalent):
     Lease operating expense............................................................        $    0.50
     Depreciation, depletion and amortization of oil and gas properties.................             1.36

         At October 31, 2000, our total net production was approximately 10.0 million cubic feet of natural gas and 400 barrels of oil per day. This production primarily is attributable to wells that have recently been drilled in our south Texas exploration program. Since May 2000, we have drilled a total of 10 exploratory wells in south Texas, nine of which have been successful. Of these nine, seven are producing, and two are being completed.

         Our overall production level will decline over time if we fail to make new discoveries or acquisitions. Our production level also will be significantly reduced when Juneau Exploration's 25% after payout back in working interest occurs. This will result in an approximate 18% reduction in our proportionately reduced net revenue interest. Based on prices and anticipated production volumes in late October 2000, we anticipate Juneau Exploration's 25% after payout working interest will occur in our second or third fiscal quarter (October 2000
- March 2001).

CAPITAL RESOURCES AND LIQUIDITY

         During the three months ended June 30, 2000, we raised $10.0 million in three separate private placements of our common and preferred stock. On August 24, 2000, we sold $2.5 million of our Series A senior convertible cumulative preferred stock to Trust Company of the West. Additionally, on August 24, 2000, the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund exercised the option it previously acquired to purchase 2,500,000 shares of common stock for net proceeds of $2.5 million. On September 27, 2000, we sold $5.0 million of our Series B senior convertible cumulative preferred stock to Aquila Energy Capital. These three latest transactions bring the total equity we have raised since July 1999 to approximately $17.9 million.

         In addition to these equity transactions, we reported revenues from operations for the three months ended September 30, 2000 of approximately $2.1 million. Based on our business model that assumes continuing exploration success, we expect operating cash flow to be a significant source of our funds during the current fiscal year. Based on natural gas and crude oil prices in late October, we anticipate operating cash flow of around $1.7 million in November 2000. We currently have no bank borrowings or other debt.

         Our primary cash outlays include exploration and development capital expenditures and general and administrative expenses. At September 30, 2000, we had approximately $7.0 million in cash that was available to fund exploration and development activities. Contango's focus will continue to be on the generation and exploration of opportunities onshore Gulf coast and offshore in the Gulf of Mexico. Current plans and prospect identification call for the drilling of 15 to 20 onshore exploration wells and three to five offshore exploration wells during the current fiscal year. We anticipate that our capital expenditures for the fiscal year ending June 30, 2001 will be between $15 million to $25 million, including a $6.5 million investment for a 33.3% interest in Republic Exploration and that general and administrative expenses will be approximately $1.5 million.

         We believe that our cash on hand, together with anticipated cash flow from operations, proceeds from recent equity sales and possible bank borrowings, will be adequate to satisfy a significant portion of planned capital expenditures to drill exploratory wells in our onshore Gulf coast and offshore Gulf of Mexico exploration programs and satisfy our general corporate needs over the next twelve months. We may continue to seek additional equity and bank financing to fund our remaining $2.5 million of our $6.5 million investment in Republic Exploration, our exploration program, our general and administrative costs and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations. We cannot assure you that we will have sufficient funds available to finance our intended exploration and development programs or acquisitions or to successfully execute our business plan. Our exploration drilling program will be curtailed if we are unable to raise sufficient funds and, in any event, is contingent upon continued exploration success.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The company is not a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 24, 2000, Contango issued 10,000 shares at an average value of $0.875 per share to William H. Gibbons as partial consideration for his services as treasurer of the company. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

         On July 24, 2000, Contango issued 13,750 shares at a value of $1.00 per share to an individual as consideration for consulting services provided to the company. The issuance of these securities was exempt from registration under
Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

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

         On August 24, 2000, the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund exercised the option it previously acquired to purchase 2,500,000 shares of common stock for net proceeds of $2,500,000. In order to induce the Southern Ute Indian Tribe Growth Fund to exercise such option, Contango issued to the Southern Ute Indian Tribe Growth Fund a five-year warrant to purchase 250,000 shares of common stock at an exercise price of $1.00 per share. As a result of the transaction, the Southern Ute Indian Tribe Growth Fund owns approximately 16% of the company's diluted common shares. The issuance of securities to the Southern Ute Indian Tribe Growth Fund was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

         On August 24, 2000, as part of the formation of Republic Exploration, Contango granted to each of Juneau Exploration and a private company in separate private placement transactions a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $1.00 per share. The issuance of these two five-year warrants was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placements.

         On September 27, 2000, Contango sold in a private placement transaction 5,000 shares of its Series B senior convertible cumulative preferred stock (the "Series B Preferred Stock") to Aquila Energy Capital for net proceeds of $5,000,000. Series B Preferred Stock ranks prior to the company's common stock (and any other junior stock) with respect to the payment of dividends or distributions and upon liquidation, dissolution, winding-up or otherwise and is pari passu to the company's Series A Preferred Stock. Holders of Series B Preferred Stock are entitled to receive quarterly dividends at a dividend rate equal to 8% per annum if paid in cash on a current quarterly basis or otherwise at a rate of 10% per annum if not paid on a current quarterly basis or if paid in shares of Series B Preferred Stock, in each case, computed on the basis of $1,000 per share. Holders of Series B Preferred Stock may, at their discretion, elect to convert such shares to shares of the company's common stock at a conversion price of $2.20 per share. In addition, upon the occurrence of certain events, the company may elect to convert all of the outstanding shares of Series B Preferred Stock at a conversion price of $2.20 per share. As a result of the transaction, Aquila Energy Capital owns approximately 7% of the company's diluted common shares. The issuance of the securities to Aquila Energy Capital was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

         On September 29, 2000, Contango issued 6,000 shares at an average value of $1.77 per share to William H. Gibbons as partial consideration for his services as treasurer of the company. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

         On September 29, 2000, Contango issued 5,000 shares at an average value of $2.06 per share to an individual as consideration for consulting services provided to the company. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

         The following is a list of exhibits filed as part of this Form 10-QSB. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

     3.1     Restated Articles of Incorporation of the Company, as amended.(1)

     3.2     Amended and Restated By Laws of the Company.(4)

     3.3     Amendment to Articles of Incorporation of the Company.(4)

     4.1     Facsimile of common stock certificate of the Company.(1)

     4.2 Certificate of Designations, Preferences and Relative Rights and Limitations for Series A Senior Convertible Cumulative Preferred Stock.(6)

     4.3 Certificate of Designations, Preferences and Relative Rights and Limitations for Series B Senior Convertible Cumulative Preferred Stock.(8)

     10.1    Alcorn/MGPX Oil & Gas Lease Acquisition Agreement.(2)

     10.2 Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C.(2)

     10.3 Securities Purchase Agreement between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.(3)

     10.4 Warrant to Purchase Common Stock between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.(3)

     10.5 Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.(3)

     10.6 Securities Purchase Agreement by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund dated June 8, 2000.(5)

     10.7 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West, in its capacities as Investment Manager and Custodian.(6)

     10.8 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund.(6)

     10.9 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries
             Incorporated.(6)

     10.10 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C.(6)

     10.11 Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. dated effective as of September 1, 2000.(7)

     10.12 Securities Purchase Agreement dated September 27, 2000 by and between Contango Oil & Gas Company and Aquila Energy Capital Corporation.(8)

     27.1+   Financial Data Schedule.

     99.1    Press Release of Contango Oil & Gas Company dated August 24,
             2000.(6)

     99.2    Press Release of Contango Oil & Gas Company dated September 27,
             2000.(8)

----------
+  Filed herewith.

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

     (7) Filed as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.

     (8) Filed as an exhibit to the Company's report on Form 8-K, dated September 27, 2000, as filed with the Securities and Exchange Commission on October 3, 2000.

 (b)  REPORTS ON FORM 8-K:

         Contango filed a report on Form 8-K September 8, 2000 reporting that on August 24, 2000 that (i) it had sold in a private placement 2,500 shares of its Series A senior convertible cumulative preferred stock for net proceeds of $2.5 million and a five-year warrant to purchase 500,000 shares of common stock at $1.00 per share to Trust Company of the West; (ii) it had sold in a private placement 2,500,000 shares of its common stock and a five-year warrant to purchase 250,000 shares of common stock at $1.00 per share to the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund; (iii) it had sold in a private placement a five-year warrant to purchase 125,000 shares of common stock at $1.00 per share to Juneau Exploration Company. L.L.C. and a private company in connection with the formation of Republic Exploration, L.L.C.; and (iv) it had acquired a 10% interest in a newly formed limited liability company named Republic Exploration, L.L.C. for an initial investment of $4.0 million, with an option to acquire an option to acquire an additional 23.3% interest before December 29, 2000 for $2.5 million.

         Contango filed a report on Form 8-K on October 3, 2000 reporting that on September 27, 2000 it had sold in a private placement 5,000 shares of its Series B senior convertible cumulative preferred stock for net proceeds of $5,000,000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     CONTANGO OIL & GAS COMPANY


Date:  November 3, 2000          By:  /s/ KENNETH R. PEAK
                                     -------------------------------------------
                                     Kenneth R. Peak
                                     President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
  3.1       Restated Articles of Incorporation of the Company, as amended.

  3.2       Amended and Restated Bylaws of the Company.

  3.3       Amendment to Articles of Incorporation of the Company.

  4.1       Facsimile of common stock certificate of the Company.

  4.2       Certificate of Designations, Preferences and Relative Rights and
            Limitations for Series A Senior Convertible Cumulative Preferred
            Stock.

  4.3       Certificate of Designations, Preferences and Relative Rights and
            Limitations for Series B Senior Convertible Cumulative Preferred
            Stock.

  10.1      Alcorn/MGPX Oil & Gas Lease Acquisition Agreement.

  10.2      Agreement, dated effective as of September 1, 1999, between Contango
            Oil & Gas Company and Juneau Exploration, L.L.C.

  10.3      Securities Purchase Agreement between Contango Oil & Gas Company and
            Trust Company of the West, dated December 29, 1999.

  10.4 Warrant to Purchase Common Stock between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.

  10.5 Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.

  10.6      Securities Purchase Agreement by and between Contango Oil & Gas
            Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund dated June 8, 2000.

  10.7      Securities Purchase Agreement dated August 24, 2000 by and between
            Contango Oil & Gas Company and Trust Company of the West, in its capacities as Investment Manager and Custodian.(6)

  10.8      Securities Purchase Agreement dated August 24, 2000 by and between
            Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund.

  10.9      Securities Purchase Agreement dated August 24, 2000 by and between
            Contango Oil & Gas Company and Fairfield Industries Incorporated.

  10.10     Securities Purchase Agreement dated August 24, 2000 by and between
            Contango Oil & Gas Company and Juneau Exploration Company, L.L.C.

  10.11     Amendment dated August 14, 2000 to agreement between Contango Oil &
            Gas Company and Juneau Exploration Company, L.L.C. dated effective as of September 1, 2000.

  10.12 Securities Purchase Agreement dated September 27, 2000 by and between Contango Oil & Gas Company and Aquila Energy Capital
            Corporation.

  27.1      Financial Data Schedule.

  99.1      Press Release of Contango Oil & Gas Company dated August 24, 2000.

  99.2      Press Release of Contango Oil & Gas Company dated September 27,
            2000.