Form 10QSB
period 2000-12-31
CONTANGO OIL & GAS CO
filed 2001-02-14
CIK 1071993

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000



                        Commission file number 000-24971



                           CONTANGO OIL & GAS COMPANY
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                                   95-4079863
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

   The total number of shares of common stock, par value $0.04 per share, outstanding as of February 9, 2001 was 11,470,182.

   Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

================================================================================

                           CONTANGO OIL & GAS COMPANY
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


                                                                                                        PAGE
                                              PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements
              Condensed Balance Sheets as of December 31, 2000 and June 30, 2000......................    3
              Condensed Statements of Operations for the three and six months ended December 31,
                  2000 and 1999.......................................................................    4
              Condensed Statements of Cash Flows for the six months ended
                  December 31, 2000 and 1999..........................................................    5
              Condensed Statement of Shareholders' Equity for the six months ended December 31, 2000..    6
              Notes to the Condensed Financial Statements.............................................    7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
              of Operations...........................................................................   13

                                                PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................................   19

Item 2.   Changes in Securities and Use of Proceeds...................................................   19

Item 3.   Default Upon Senior Securities..............................................................   21

Item 4.   Submission of Matters to Vote of Security Holders...........................................   22

Item 5.   Other Information...........................................................................   22

Item 6.   Exhibits and Reports on Form 8-K............................................................   23

SIGNATURES............................................................................................   25


                         PART I - FINANCIAL INFORMATION

                           CONTANGO OIL & GAS COMPANY
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                                                       DECEMBER 31,        JUNE 30,
                                                                                           2000              2000
                                                                                       ------------      ------------
CURRENT ASSETS:
     Cash and cash equivalents ...................................................     $  2,838,327      $  3,770,906
     Accounts receivable, net ....................................................        5,139,960           273,336
     Prepaid insurance ...........................................................          109,597            65,785
     Advances to operators and other .............................................          600,349         1,056,817
                                                                                       ------------      ------------
         Total current assets ....................................................        8,688,233         5,166,844
                                                                                       ------------      ------------

PROPERTY, PLANT AND EQUIPMENT:
     Natural gas and oil properties, successful efforts method of accounting:
         Proved properties .......................................................       11,062,341         2,210,370
         Unproved properties, not being amortized ................................          647,123            61,919
     Furniture and equipment .....................................................          103,374            22,806
     Accumulated depreciation, depletion and amortization ........................       (2,414,817)         (893,060)
                                                                                       ------------      ------------
         Total property, plant and equipment .....................................        9,398,021         1,402,035
                                                                                       ------------      ------------
OTHER ASSETS:
     Investment in Republic Exploration, L.L.C. ..................................        4,040,124                --
     Other assets ................................................................          116,097            73,625
                                                                                       ------------      ------------
         Total other assets ......................................................        4,156,221            73,625
                                                                                       ------------      ------------
TOTAL ASSETS .....................................................................     $ 22,242,475      $  6,642,504
                                                                                       ============      ============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ............................................................     $    180,893      $    117,255
     Accrued hedging liability ...................................................        2,751,810                --
     Other accrued liabilities ...................................................           71,554           119,865
                                                                                       ------------      ------------
         Total current liabilities ...............................................        3,004,257           237,120
                                                                                       ------------      ------------

SHAREHOLDERS' EQUITY:
     Convertible preferred stock, 8%, Series A, $0.04 par value, 5,000 shares authorized, 2,500 shares issued and outstanding at December 31, 2000,
         liquidation preference of $1,000 per share ..............................              100                --
     Convertible preferred stock, 8%, Series B, $0.04 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at December 31, 2000,
         liquidation preference of $1,000 per share ..............................              200                --
     Common stock, $0.04 par value, 50,000,000 shares authorized,
         11,470,182 issued and outstanding at December 31, 2000 and
         10,198,330 shares issued and outstanding at June 30, 2000 ...............          458,807           407,933
     Additional paid-in capital ..................................................       20,888,728         9,660,137
     Accumulated deficit .........................................................       (2,109,617)       (3,662,686)
                                                                                       ------------      ------------
         Total shareholders' equity ..............................................       19,238,218         6,405,384
                                                                                       ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................................     $ 22,242,475      $  6,642,504
                                                                                       ============      ============


   The accompanying notes are an integral part of these financial statements.

                           CONTANGO OIL & GAS COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    DECEMBER 31,                         DECEMBER 31,
                                                            ------------------------------      ------------------------------
                                                                2000              1999              2000              1999
                                                            ------------      ------------      ------------      ------------
REVENUES:
     Natural gas and oil sales ........................     $  6,690,178      $      6,367      $  8,771,912      $      6,367
     Unrealized loss from hedging activities ..........       (2,588,370)               --        (2,588,370)               --
                                                            ------------      ------------      ------------      ------------
         Total revenues ...............................        4,101,808             6,367         6,183,542             6,367
                                                            ------------      ------------      ------------      ------------

EXPENSES:
    Operating expenses ................................          649,980             1,677           858,815             1,677
     Exploration expense ..............................          658,573            78,928         1,339,573            88,928
     Depreciation, depletion and amortization .........          953,799             1,438         1,524,535             2,048
     General and administrative expense ...............          487,628           241,401           952,510           531,471
                                                            ------------      ------------      ------------      ------------
         Total expenses ...............................        2,749,980           323,444         4,675,433           624,124
                                                            ------------      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS .........................        1,351,828          (317,077)        1,508,109          (617,757)

Interest expense ......................................             (237)               --            (1,411)               --
Interest income .......................................          163,959            19,502           221,577            21,802
                                                            ------------      ------------      ------------      ------------
INCOME (LOSS)
     BEFORE INCOME TAXES ..............................        1,515,550          (297,575)        1,728,275          (595,955)

Provision for income taxes ............................               --                --                --                --
                                                            ------------      ------------      ------------      ------------

NET INCOME (LOSS) .....................................        1,515,550          (297,575)        1,728,275          (595,955)
Preferred stock dividends .............................          150,548                --           175,206                --
                                                            ------------      ------------      ------------      ------------

NET INCOME (LOSS) ATTRIBUTABLE
     TO COMMON STOCK ..................................     $  1,365,002      $   (297,575)     $  1,553,069      $   (595,955)
                                                            ============      ============      ============      ============

NET INCOME (LOSS) PER SHARE
     Basic ............................................     $       0.12      $      (0.05)     $       0.14      $      (0.13)
                                                            ============      ============      ============      ============
     Diluted ..........................................     $       0.10      $      (0.05)     $       0.13      $      (0.13)
                                                            ============      ============      ============      ============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING
     Basic ............................................       11,467,470         6,516,541        11,095,967         4,663,400
                                                            ============      ============      ============      ============
     Diluted ..........................................       15,057,273         6,516,541        12,917,744         4,663,400
                                                            ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                           CONTANGO OIL & GAS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 SIX MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                           ------------------------------
                                                                               2000              1999
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...............................................     $  1,728,275      $   (595,955)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation, depletion and amortization ....................        1,524,535             2,048
         Exploration capital expenditures ............................           40,370                --
         Unrealized hedging loss .....................................        2,588,370                --
         Stock based compensation ....................................          120,648                --
         Changes in operating assets and liabilities:
           Increase in accounts receivable ...........................       (4,199,624)         (147,750)
           Decrease in prepaid insurance .............................           23,404                --
           Increase in accounts payable ..............................           58,004            35,995
           Increase (decrease) in other accrued liabilities ..........          (34,561)           45,112
           Other .....................................................         (143,613)               --
                                                                           ------------      ------------
              Net cash provided by (used in) operating activities ....        1,705,808          (660,550)
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Natural gas and oil exploration and development expenditures ....       (9,089,736)         (141,196)
     Investment in Republic Exploration, L.L.C. ......................       (4,000,000)               --
     Additions to furniture and equipment ............................          (26,716)          (13,726)
     Decrease (increase) in advances to operators ....................          768,076            (5,309)
                                                                           ------------      ------------
       Net cash used in investing activities .........................      (12,348,376)         (160,231)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock,
       preferred stock and warrants ..................................        9,932,417         5,339,850
     Preferred stock dividends .......................................         (175,206)          (75,565)
     Debt issue costs ................................................          (47,222)               --
                                                                           ------------      ------------
       Net cash provided by financing activities .....................        9,709,989         5,264,285
                                                                           ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................         (932,579)        4,443,504
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................        3,770,906           466,189
                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................     $  2,838,327      $  4,909,693
                                                                           ============      ============


   The accompanying notes are an integral part of these financial statements.

                           CONTANGO OIL & GAS COMPANY
                   CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                         PREFERRED STOCK            COMMON STOCK                                          TOTAL
                                       ------------------     -----------------------     PAID-IN       ACCUMULATED   SHAREHOLDERS'
                                       SHARES      AMOUNT        SHARES        AMOUNT     CAPITAL        DEFICIT         EQUITY
                                       ------     -------     ------------   --------   ------------   ------------   ------------
Balance at June 30, 2000 .........         --     $    --       10,198,330   $407,933   $  9,660,137   $ (3,662,686)  $  6,405,384
Stock-based compensation .........         --          --           17,627        705        942,998             --        943,703
Sale of shares (08/00) ...........      2,500         100        1,250,000     50,000      4,949,900             --      5,000,000
Sale of shares (09/00) ...........      5,000         200               --         --      4,999,800             --      5,000,000
Offering expenses ................         --          --               --         --        (62,274)            --        (62,274)
Net income .......................         --          --               --         --             --        212,725        212,725
Preferred stock dividends ........         --          --               --         --             --        (24,658)       (24,658)
                                       ------     -------     ------------   --------   ------------   ------------   ------------
Balance at September 30, 2000 ....      7,500         300       11,465,957    458,638     20,490,561     (3,474,619)    17,474,880

Stock-based compensation .........         --          --            4,225        169        403,975             --        404,144
Offering expenses ................         --          --               --         --         (5,808)            --         (5,808)
Net income .......................         --          --               --         --             --      1,515,550      1,515,550
Preferred stock dividends ........         --          --               --         --             --       (150,548)      (150,548)
                                       ------     -------     ------------   --------   ------------   ------------   ------------
Balance at December 31, 2000 .....      7,500     $   300       11,470,182   $458,807   $ 20,888,728   $ (2,109,617)  $ 19,238,218
                                       ======     =======     ============   ========   ============   ============   ============


   The accompanying notes are an integral part of these financial statements.

                           CONTANGO OIL & GAS COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in Contango Oil & Gas Company's ("Contango" or the "Company") Form 10-KSB for the year ended June 30, 2000. The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

         Beginning in the quarter ended December 31, 2000, periodic exploration costs (excluding exploratory dry hole costs and impairments of unproved properties) have been classified as a cash outflow from operating activities rather than an investing outflow in the accompanying statement of cash flows. Reclassification has been made to reflect this change in the prior year statement of cash flows.

1. NATURAL GAS AND OIL EXPLORATION RISK AND LIQUIDITY

         NATURAL GAS AND OIL EXPLORATION RISK. Contango is engaged in the exploration for and production of natural gas and oil in the United States and as such is subject to several categories of risk associated with its activities. Natural gas and oil exploration is a speculative business and involves a high degree of risk. Among the factors that have a direct bearing on the Company's prospects are the uncertainties inherent in estimating natural gas and oil reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and wells having limited production histories. Other factors include access to additional capital, changes in the price of natural gas and oil, availability and cost of services and equipment and the presence of competitors with greater financial resources and capacity. Contango entered the natural gas and oil business in July 1999 and reported its financial statements as a development stage enterprise until September 30, 2000.

         LIQUIDITY. Management believes that cash on hand together with anticipated cash flow from operations, proceeds from recent equity sales and possible bank borrowings will be adequate to satisfy a significant portion of planned capital expenditures to drill exploratory wells in the Company's onshore Gulf coast and offshore Gulf of Mexico exploration programs and satisfy general corporate needs over the next twelve months. The Company may continue to seek additional equity and bank financing to fund the Company's exploration program and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. There can be no assurances that the Company will have sufficient funds available to finance its intended exploration and development programs or acquisitions or to successfully execute its business plan. The Company's exploration drilling program will be curtailed if sufficient funds are unavailable and, in any event, is contingent upon continued exploration success.

                           CONTANGO OIL & GAS COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

2. SHAREHOLDERS' EQUITY

         On December 1, 2000, Contango changed its state of incorporation from Nevada to Delaware and in connection with this reincorporation affected a 2 for 1 reverse stock split. All common share and per share amounts have been adjusted to reflect this 2 for 1 reverse stock split.

         COMMON STOCK. On August 24, 2000, the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund exercised the option it previously acquired to purchase 1,250,000 shares of common stock for net proceeds of $2,500,000.

         PREFERRED STOCK. On August 24, 2000, Contango sold in a private placement transaction 2,500 shares of its Series A senior convertible cumulative preferred stock (the "Series A Preferred Stock") to Trust Company of the West, as an investment manager and custodian on behalf of a client, for net proceeds of $2,500,000. Series A Preferred Stock ranks prior to the Company's common stock (and any other junior stock) with respect to the payment of dividends or distributions and upon liquidation, dissolution, winding-up or otherwise and is pari passu to the Company's Series B senior convertible cumulative preferred stock. Holders of Series A Preferred Stock are entitled to receive quarterly dividends at a dividend rate equal to 8% per annum if paid in cash on a current quarterly basis or otherwise at a rate of 10% per annum if not paid on a current quarterly basis or if paid in shares of Series A Preferred Stock, in each case, computed on the basis of $1,000 per share. Holders of Series A Preferred Stock may, at their discretion, elect to convert such shares to shares of the Company's common stock at a conversion price of $2.50 per share. In addition, upon the occurrence of certain events, the Company may elect to convert all of the outstanding shares of Series A Preferred Stock at a conversion price of $2.50 per share.

         On September 27, 2000, Contango sold in a private placement transaction 5,000 shares of its Series B senior convertible cumulative preferred stock (the "Series B Preferred Stock") to Aquila Energy Capital Corporation for net proceeds of $5,000,000. Series B Preferred Stock ranks prior to the Company's common stock (and any other junior stock) with respect to the payment of dividends or distributions and upon liquidation, dissolution, winding-up or otherwise and is pari passu to the Company's Series A Preferred Stock. Holders of Series B Preferred Stock are entitled to receive quarterly dividends at a dividend rate equal to 8% per annum if paid in cash on a current quarterly basis or otherwise at a rate of 10% per annum if not paid on a current quarterly basis or if paid in shares of Series B Preferred Stock, in each case, computed on the basis of $1,000 per share. Holders of Series B Preferred Stock may, at their discretion, elect to convert such shares to shares of the Company's common stock at a conversion price of $4.40 per share. In addition, upon the occurrence of certain events, the Company may elect to convert all of the outstanding shares of Series B Preferred Stock at a conversion price of $4.40 per share.

         WARRANTS. On August 24, 2000, as part of the formation of Republic Exploration, Contango granted to each of Juneau Exploration Company L.L.C. and a private company, in separate private placement transactions, a five-year warrant to purchase 62,500 shares of common stock at an exercise price of $2.00 per share.

                           CONTANGO OIL & GAS COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

         On August 24, 2000 in order to induce the Southern Ute Indian Tribe Growth Fund to exercise its option to purchase 1,250,000 shares of common stock, the Company issued to the Southern Ute Indian Tribe Growth Fund a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $2.00 per share.

         On August 24, 2000, as part of the sale of the Series A Preferred Stock, Contango issued to Trust Company of the West, as an investment manager and custodian on behalf of a client, a five-year warrant to purchase 250,000 shares of common stock at an exercise price of $2.00 per share.

         On November 10, 2000, Contango issued to each of Juneau Exploration and a private company a warrant to purchase 62,500 shares of its common stock at an exercise price of $4.12 per share in consideration of their consent to extend an option to increase Contango's ownership in Republic Exploration from 10% to 33.3%.

3. LONG TERM DEBT

         Effective December 1, 2000, Contango entered into a reducing revolving line of credit of up to $10.0 million with Bank One, Texas, National Association. The 18-month credit facility provides for an initial borrowing base of $5.0 million, $3.0 million of which is unsecured. The borrowing base will be re-determined semi-annually beginning March 1, 2001. Interest is payable monthly at the bank's prime rate plus one and one-fourth percent. Additionally, the Company pays a one-fourth percent (1/4%) per annum commitment fee on the average availability under the credit facility. The loan balance is subject to mandatory prepayments in the event the outstanding loan balance exceeds the borrowing base and is due in full on the commitment termination date of May 30, 2002, unless extended by the bank. The credit facility contains financial covenants and the maintenance of certain ratios, including ones related to funded debt to "EBITDAX" (net income plus interest expense, federal and state income taxes, depreciation, amortization, and other non-cash expenses and losses, exploration expenses, which otherwise would be capitalized under full cost accounting method, less non-cash gains and less preferred cash dividends paid); liabilities to tangible net worth; and debt service coverage. As of December 31, 2000, there were no borrowings under the credit facility, and the Company was in compliance with its financial covenants and ratios.

                           CONTANGO OIL & GAS COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

4. NET INCOME (LOSS) PER COMMON SHARE

         A reconciliation of the components of basic and diluted net income
(loss) per common share is presented in the table below.

                                                        THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                         DECEMBER 31, 2000                    DECEMBER 31, 1999
                                             --------------------------------------  --------------------------------------
                                               INCOME         SHARES      PER SHARE    INCOME          SHARES     PER SHARE
                                             ----------     ----------    ---------  ----------      ----------   ---------
Basic:
   Net income (loss) attributable
     to common stock ...................     $1,365,002     11,467,470     $0.12     $ (297,575)      6,516,541     $(0.05)
                                                                           =====                                    ======
Effect of Dilutive Securities:
   Stock options .......................             --      1,453,440                       --              --
   Series A Preferred Stock ............         50,548      1,000,000                       --              --
   Series B Preferred Stock ............        100,000      1,136,363                       --              --
                                             ----------     ----------               ----------      ----------

Diluted:
   Net income (loss) attributable
     to common stock ...................     $1,515,550     15,057,273     $0.10     $ (297,575)      6,516,541     $(0.05)
                                             ==========     ==========     =====     ==========      ==========     ======

                                                        SIX MONTHS ENDED                        SIX MONTHS ENDED
                                                        DECEMBER 31, 2000                       DECEMBER 31, 1999
                                             --------------------------------------     ------------------------------------
                                               INCOME         SHARES      PER SHARE      INCOME         SHARES     PER SHARE
                                             ----------     ----------    ---------     ----------     ---------   ---------
Basic:
   Net income (loss) attributable
     to common stock ...................     $1,553,069     11,095,967     $   0.14     $(595,955)     4,663,400     $(0.13)
                                                                           ========                                  ======
Effect of Dilutive Securities:
   Stock options .......................             --      1,126,125                          --            --
   Series A Preferred Stock ............         70,822        695,652                          --            --
                                             ----------     ----------                  ----------     ---------

Diluted:
   Net income (loss) attributable
     to common stock ...................     $1,623,891     12,917,744     $   0.13     $ (595,955)    4,663,400     $(0.13)
                                             ==========     ==========     ========     ==========     =========     =======

         For the six months ended December 31, 2000, the effect of the Series B Preferred Stock was not included in the computation of diluted net income per common share because to do so would have been anti-dilutive. For the three and six months ended December 31, 1999, the effect of the stock options was not included in the computation of diluted net loss per common share because to do so would have been anti-dilutive.

5. HEDGING ACTIVITIES

         Contango's revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. Prices also affect the amount of cash flow available for capital expenditures and its ability to borrow and raise additional capital. The amount the Company can borrow under its credit facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that the Company can economically produce.

                           CONTANGO OIL & GAS COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

         The Company currently sells its natural gas and oil production under price sensitive or market price contracts. To reduce exposure to severe drops in natural gas and oil prices, the Company entered into collar transactions in early November 2000 covering 6,000 Mmbtu of natural gas per day and approximately 200 barrels of oil per day for calendar year 2001 production. Both amounts represented approximately 45% of the Company's then current net natural gas and crude oil production. The natural gas collar was designed to protect the Company on the 6,000 Mmbu per day of hedged volumes if NYMEX natural gas prices fell below $3.73 per Mmbtu but limited the net price the Company would realize on those volumes to $6.00 per Mmbtu. The Company's crude oil collar was designed to protect the Company if NYMEX crude oil prices fell below $26.25 per barrel and limited the net price the Company would realize to $30.10 per barrel on the 200 barrels of oil per day of hedged volumes.

         Although these transactions were designed as economic hedges for a portion of future natural gas and oil production, the Company has elected not to designate the collars as "hedges" under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result, unrealized gains and losses, representing changes in these derivative instruments' mark-to-market fair values, are recognized in Contango's quarterly earnings. Any actual realized gains and losses will be recognized in natural gas and oil sales when the related hedged monthly production occurs, and the previously recorded unrealized gains and losses will be reversed. For the quarter ended December 31, 2000, Contango recorded an unrealized hedging loss of approximately $2.6 million.

6. INVESTMENT IN REPUBLIC EXPLORATION, L.L.C.

         In August 2000, Contango purchased a 10% interest in Republic Exploration for $4.0 million with the option to purchase another 23.3% interest for an additional $2.5 million. The other two members of Republic Exploration are Juneau Exploration, the managing member of Republic Exploration, and a privately held company. In November 2000, the Company extended the option to purchase an additional 23.3% interest in Republic Exploration from December 29, 2000 to March 15, 2001. If the Company exercises this option, it will have a 33.3% interest in Republic Exploration for which it will have paid a total purchase price of $6.5 million. The Company's investment in Republic Exploration has been proportionately consolidated.

7. NON-CASH INVESTING AND FINANCING ACTIVITIES

         A summary of non-cash investing and financing activities is presented below.

         For the six months ended December 31, 2000, the Company has issued options, warrants and shares to certain individuals and companies in connection with (i) services provided to the Company, (ii) sales of common and preferred stock and (iii) exploration activities and recognized non-cash costs upon issuance of the instruments of approximately $1.3 million.

                           CONTANGO OIL & GAS COMPANY
              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

8.  SUBSEQUENT EVENTS

         On January 2, 2001, the Company closed out our oil collar at a profit of $151,200. On January 8, 2001, the Company purchased calls on approximately 3,300 Mmbtu of natural gas per day with a $12.00 per Mmbtu strike price for the months of February 2001 through December 2001 at a cost of $154,000. On January 24, 2001, the Company closed out its $6.00 calls for the months of April 2001 through December 2001 for a cost of $911,600, leaving only the March 2001 $6.00 call and the $3.73 puts for the months of March through December 2001 in place.

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

GENERAL

         We are an independent energy Company engaged in the exploration and production of natural gas and oil in the United States. Our entry into the natural gas and oil business began on July 1, 1999, when the previous board of directors approved a plan to hire new management and enter the natural gas and oil exploration business. We did not produce any natural gas or oil prior to November 1999.

RESULTS OF OPERATIONS

         The following is a discussion of the results of our operations for the three and six months ended December 31, 2000, compared to those for the three and six months ended December 31, 1999. The results of operations for the periods ended December 31, 2000 are not directly comparable to results for the periods ended December 31, 1999, as we had little operational activities during the periods ended December 31, 1999.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

         NATURAL GAS AND OIL SALES. Natural gas and oil sales for the three months ended December 31, 2000 were approximately $6.7 million. This primarily was attributable to new production from our exploration successes onshore in south Texas. We had only minimal natural gas and oil production during the three months ended December 31, 1999.

         UNREALIZED LOSS FROM HEDGING ACTIVITIES. Unrealized loss from hedging activities for the three months ended December 31, 2000 was approximately $2.6 million.

 We had no hedging activities during the three months ended December 31, 1999.

         OPERATING EXPENSES. Operating expenses, including severance taxes, for the three months ended December 31, 2000 was approximately $650,000 and was attributable to production operations both onshore Texas and offshore in the Gulf of Mexico. Of this amount, approximately $194,900 was attributable to lease operating expense and $455,100 was attributable to production and severance taxes. We had only minimal operating expenses during the three months ended December 31, 1999.

         EXPLORATION EXPENSE. Exploration costs for the three months ended December 31, 2000 were approximately $658,600. Of this amount, approximately $600,000 was attributable to the cost of shooting 3-D seismic onshore in south Texas. For the three months ended December 31, 1999, we recorded approximately $78,900 of exploration costs that was primarily attributable to overhead reimbursement under an exploration agreement.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization for the three months ended December 31, 2000 was approximately $953,800, or $0.82 per Mcfe. This primarily was attributable to depletion and amortization related to production from our exploration play in south Texas and offshore in the Gulf of Mexico and to a lesser extent depreciation of fixed assets, primarily office equipment. For the three months ended December 31, 1999, we recorded minimal depreciation, depletion and amortization.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased approximately $246,200, from approximately $241,400 for the three months ended December 31, 1999 to approximately $487,600 for the three months ended December 31, 2000. This increase primarily was attributable to an increased level of both financial and operational activities. Primary components of general and administrative expense for the three months ended December 31, 2000 included approximately $266,600 in legal, accounting and other professional fees, $90,100 in salaries and benefits, $86,600 in office administrative expense and $26,500 in insurance expense

         INTEREST INCOME. Interest income increased approximately $144,500, from approximately $19,500 for the three months ended December 31, 1999 to approximately $164,000 for the three months ended December 31, 2000. Interest income was derived from interest earned on our cash balances during the reporting periods. The increase in interest income was due to the increase in cash balances resulting from proceeds of recent equity offerings, our cash investment in Republic Exploration and cash flow from operations.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1999

         NATURAL GAS AND OIL SALES. Natural gas and oil sales for the six months ended December 31, 2000 were approximately $8.8 million. This primarily was attributable to new production from our exploration successes onshore in south Texas. We had only minimal natural gas and oil production during the six months ended December 31, 1999.

         UNREALIZED LOSS FROM HEDGING ACTIVITIES. Unrealized loss from hedging activities for the six months ended December 31, 2000 was approximately $2.6 million. We had no hedging activities during the six months ended December 31, 1999.

         OPERATING EXPENSES. Operating expenses, including severance taxes, for the six months ended December 31, 2000 was approximately $858,800 and was attributable to production operations both onshore Texas and offshore in the Gulf of Mexico. Of this amount, approximately $277,200 was attributable to lease operating expense and $581,600 was attributable to production and severance taxes. We had only minimal operating expenses during the six months ended December 31, 1999.

         EXPLORATION EXPENSE. Exploration costs for the six months ended December 31, 2000 were approximately $1.3 million. Of this amount, approximately $1.2 million was attributable to the cost of shooting 3-D seismic onshore in south Texas. For the six months ended December 31, 1999, we recorded approximately $88,900 of exploration costs that was primarily attributable to overhead reimbursement under an exploration agreement.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization for the six months ended December 31, 2000 was approximately $1.5 million, or $0.97 per Mcfe. This primarily was attributable to depletion and amortization related to production from our exploration play in south Texas and offshore in the Gulf of Mexico and to a lesser extent depreciation of fixed assets, primarily office equipment. For the six months ended December 31, 1999, we recorded minimal depreciation, depletion and amortization.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased approximately $421,000, from approximately $531,500 for the six months ended December 31, 1999 to approximately $952,500 for the six months ended December 31, 2000. This increase primarily was attributable to an increased level of both financial and operational activities. Primary components of general and administrative expense for the six months ended December 31, 2000 included approximately $408,700 in legal, accounting and other professional fees, $349,200 in salaries and benefits, $103,200 in office administrative expense and $50,000 in insurance expense.

         INTEREST INCOME. Interest income increased approximately $199,800, from approximately $21,800 for the six months ended December 31, 1999 to approximately $221,600 for the six months ended December 31, 2000. Interest income was derived from interest earned on our cash balances during the reporting periods. The increase in interest income was due to the increase in cash balances resulting from proceeds of equity offerings completed during the six months ended December 31, 2000, our cash investment in Republic Exploration and cash flow from operations.

REPUBLIC EXPLORATION, L.L.C.

         In August 2000, we purchased a 10% interest in Republic Exploration for $4.0 million with the option to purchase another 23.3% interest for an additional $2.5 million. The other two members of Republic Exploration are Juneau Exploration, the managing member of Republic Exploration, and a privately held company. Both companies have extensive experience in Gulf of

Mexico exploration. Republic Exploration was formed to evaluate, generate, acquire and explore prospects using this seismic data. Republic Exploration has the license rights to existing and newly reprocessed 3-D seismic covering over 8,600 square miles of the shallow waters of the Gulf of Mexico continental shelf. Since its formation, Republic Exploration has acquired three leases in the Gulf of Mexico based on its evaluation and has sold one prospect.

         In November 2000, we extended the option to purchase an additional 23.3% interest in Republic Exploration from December 29, 2000 to March 15, 2001. If we exercise this option, we will have a 33.3% interest in Republic Exploration for which we will have paid a total purchase price of $6.5 million.

PRODUCTION, PRICES AND OPERATING EXPENSES

         The following table presents information regarding the production volumes, average sales prices received and average production costs associated with our sales of natural gas and oil for the period indicated. We had no natural gas and oil production for the three months ended September 30, 1999.

                                                                    THREE MONTHS                         SIX MONTHS
                                                                  ENDED DECEMBER 31,                  ENDED DECEMBER 31,
                                                            -------------------------------     -------------------------------
                                                                2000              1999              2000              1999
                                                            -------------     -------------     -------------     -------------
Production:
     Natural gas (Mcf) ................................           916,000             1,353         1,221,000             1,353
     Oil and condensate (Bbls) ........................            36,000               123            54,000               123
     Mcfe .............................................         1,132,000             2,091         1,545,000             2,091

Average sales price:
     Natural gas per Mcf ..............................     $        6.12     $        2.52     $        5.84     $        2.52
     Oil and condensate per Bbl .......................             30.56             24.04             30.56             24.04
     Per Mcfe .........................................              5.91              3.04              5.68              3.04

Expenses (per Mcfe):
     Lease operating expense (before taxes) ...........     $        0.17     $        0.61     $        0.18     $        0.61
     Production and severance taxes ...................              0.40              0.19              0.38              0.19
                                                            -------------     -------------     -------------     -------------
         Total operating expenses .....................     $        0.57     $        0.80     $        0.56     $        0.80

     Depreciation, depletion and amortization of
      natural gas and oil properties...................     $        0.82     $        0.40     $        0.97     $        0.40

----------

Mcf  - thousand cubic feet
Bbl  - barrel
Mcfe - thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

         As of mid-February 2001, our total net production rates were approximately 12.0 million cubic feet of natural gas and 400 barrels of oil per day. This production primarily is attributable to wells that have recently been drilled in our south Texas exploration program. Since May 2000, we have drilled a total of 15 exploratory wells in south Texas, 14 of which have been successful.

         Our overall production level will decline over time if we fail to make new discoveries or acquisitions. Our production levels also will be reduced as Juneau Exploration's 25% after payout back in working interest occurs. This will result in an approximate 18% reduction in our proportionately reduced net revenue interest in the affected wells.

Juneau Exploration's initial 25% after payout working interest as well as certain other back ins occurred in December 2000.

CAPITAL RESOURCES AND LIQUIDITY

         Since July 1999, we have raised approximately $17.9 million through the private placement of our common and preferred stock. In addition to these equity transactions, we reported natural gas and oil sales of approximately $8.8 million for the six months ended December 31, 2000. Based on our business model that assumes continuing exploration success, we expect operating cash flow to be a significant source of funds during the current fiscal year. For the month of February 2001, we anticipate operating cash flow will exceed $2.0 million.

         Our primary cash outlays include exploration and development capital expenditures and general and administrative expenses. At December 31, 2000, we had approximately $2.8 million in cash that was available to fund exploration and development activities. Contango's focus will continue to be on the generation and exploration of opportunities onshore Gulf coast and offshore in the Gulf of Mexico. Since May 2000, we have drilled a total of 14 successful exploratory wells onshore in south Texas. We have another 10 to 15 additional exploratory locations that we expect to drill in south Texas over the remainder of calendar year 2001. We also anticipate drilling four to six Gulf of Mexico exploration wells over the balance of the year through our ownership in Republic Exploration. We anticipate that our capital expenditures for the fiscal year ending June 30, 2001 will be between $15 million to $25 million, including a $6.5 million investment in Republic Exploration, and that general and administrative expenses will be approximately $1.5-$2.0 million.

         In August 2000, we invested $4.0 million in Republic Exploration for a 10% equity interest and an option to acquire an additional 23.3% for $2.5 million. The option, which was to expire on December 29, 2000, was extended to March 15, 2001. We anticipate exercising this option before its March 15, 2001 expiration. Republic Exploration has the license rights to existing and newly reprocessed 3-D seismic covering over 8,600 square miles of the shallow waters of the Gulf of Mexico continental shelf. Republic Exploration was formed to evaluate, generate, acquire and explore prospects using this seismic data. We do not expect cash distributions from Republic Exploration for the foreseeable future.

         In December 2000, we completed the arrangement of our first bank credit facility. The 18-month agreement provides for an initial borrowing base of $5.0 million, $3.0 million of which will be unsecured. As of January 31, 2001, we have not borrowed any amounts under the credit facility.

         We believe that our cash on hand, together with our anticipated cash flow from operations, proceeds from recent equity sales and bank borrowings, will be adequate to satisfy a significant portion of planned capital expenditures to drill exploratory wells in our onshore Gulf coast and offshore Gulf of Mexico exploration programs and satisfy our general corporate needs over the next twelve months. We are evaluating the opportunity to take increased working interests in Republic Exploration's offshore Gulf of Mexico prospects. Should we decide to participate at an increased level in those prospects, we would likely seek additional equity and bank financing to fund our exploration program as well as to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations. We cannot assure you that we will have sufficient funds available to finance our intended exploration and development programs or acquisitions or to successfully execute our business plan. Our exploration drilling program will be curtailed if we are unable to raise sufficient funds and, in any event, is contingent upon continued exploration success.

HEDGING ACTIVITIES

         Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our credit facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that we can economically produce.

         We currently sell our natural gas and oil production under price sensitive or market price contracts. To reduce exposure to severe drops in natural gas and oil prices, we entered into collar transactions in early November 2000 covering 6,000 Mmbtu of natural gas per day and approximately 200 barrels of oil per day for calendar year 2001 production. Both amounts represented approximately 45% of our then current net natural gas and crude oil production. The natural gas collar was designed to protect the Company on the 6,000 Mmbu per day of hedged volumes if NYMEX natural gas prices fell below $3.73 per Mmbtu but limited the net price we would realize on those volumes to $6.00 per Mmbtu. The Company's crude oil collar was designed to protect the Company if NYMEX crude oil prices fell below $26.25 per barrel and limited the net price we would realize to $30.10 per barrel on the 200 barrels of oil per day of hedged volumes.

         Although these transactions were designed as economic hedges for a portion of future natural gas and oil production, the Company has elected not to designate the collars as "hedges" under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result, unrealized gains and losses, representing changes in these derivative instruments' mark-to-market fair values, will be recognized in our quarterly earnings. Any actual realized gains and losses will be recognized in natural gas and oil sales when the related hedged monthly production occurs, and the previously recorded unrealized gains and losses will be reversed.

         For the quarter ended December 31, 2000, we recorded an unrealized hedging loss of approximately $2.6 million. In January and February 2001, approximately $900,000 of this loss was realized, as natural gas NYMEX settlement prices for the months of January and February were $9.81 and $7.26 per Mmbtu, respectively.

         The primary reason natural gas prices were significantly above our hedged price of $6.00 per Mmbtu was because the United States endured the coldest November and December in the 106 years of recorded history. This caused storage levels of natural gas to drop precipitously resulting in the record escalation in natural gas prices. Our earlier concerns regarding a warmer than normal winter and a potential drop in prices never materialized, and as a result, we took the following steps to reduce our exposure to the $6.00 call portion of the collars.

         On January 2, 2001, we closed out our oil collar at a profit of $151,200. On January 8, 2001, we purchased calls on approximately 3,300 Mmbtu of natural gas per day with a $12.00 per Mmbtu strike price for the months of February 2001 through December 2001 at a cost of approximately

$154,000. On January 24, 2001, we closed out our $6.00 calls for the months of April 2001 through December 2001 for a cost of approximately $911,600.

         As a result, of the approximate $2.6 million unrealized loss from hedging activities provided at December 31, 2000, approximately $1.7 million has been realized. The only remaining loss exposures are the $6.00 March 2001 natural gas calls and the $12.00 natural gas calls for the months of March through December 2001 that will likely expire worthless. In addition, the $3.73 natural gas puts on 6,000 Mmbtu per day for the months of March through December 2001 remain in place to protect the Company in the event prices deteriorate below $3.73 per Mmbtu.

RECENT EVENTS

         On December 1, 2000, we changed our state of incorporation from Nevada to Delaware. This reincorporation, which included a two-for-one reverse stock split, was approved by a stockholder vote at the annual meeting of stockholders held November 20, 2000. The reincorporation effects only a change in the legal domicile of the Company and certain other changes of a legal nature. There has been no change in the name, business, management, fiscal year, assets, liabilities or location of the principal office of the Company as a result of the reincorporation. The directors who served on the Board of Contango before the reincorporation continue to serve as directors of Contango.

         On January 12, 2001, our common stock was approved for listing on the American Stock Exchange and commenced trading under the symbol "MCF" on January 18, 2001.

         On January 22, 2001, Contango announced that it had entered into a letter of intent with Tri-Union Development Corporation to acquire up to a 50% equity interest in Tri-Union for $5 million in cash and approximately 1.5 million common shares of Contango. Contango and Tri-Union subsequently determined not to proceed with the transaction described in the letter of intent. However, the Company is still having discussions from time to time with Tri-Union regarding other possible transactions.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 24, 2000, Contango issued 5,000 shares of common stock at an average value of $1.75 per share to William H. Gibbons as partial consideration for his services as treasurer of the Company. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

         On July 24, 2000, Contango issued 6,875 shares of common stock at a value of $2.00 per share to an individual as consideration for consulting services provided to the Company. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

         On August 24, 2000, Contango sold in a private placement transaction 2,500 shares of its Series A senior convertible cumulative preferred stock (the "Series A Preferred Stock") and a five-year warrant to purchase 250,000 shares of common stock at an exercise price of $2.00 per share to Trust Company of the West, as an investment manager and custodian on behalf of a client, for net proceeds of $2,500,000. Series A Preferred Stock ranks prior to the Company's common stock (and any other junior stock) with respect to the payment of dividends or distributions and upon liquidation, dissolution, winding-up or otherwise and is pari passu to the Company's Series B senior convertible cumulative preferred stock. Holders of Series A Preferred Stock are entitled to receive quarterly dividends at a dividend rate equal to 8% per annum if paid in cash on a current quarterly basis or otherwise at a rate of 10% per annum if not paid on a current quarterly basis or if paid in shares of Series A Preferred Stock, in each case, computed on the basis of $1,000 per share. Holders of Series A Preferred Stock may, at their discretion, elect to convert such shares to shares of the Company's common stock at a conversion price of $2.50 per share. In addition, upon the occurrence of certain events, the Company may elect to convert all of the outstanding shares of Series A Preferred Stock at a conversion price of $2.50 per share. As a result of the transaction, Trust Company of the West, in its capacities as investment manager and custodian, owns approximately 20% of the Company's diluted common shares. The issuance of the securities to Trust Company of the West was exempt from registration under
Section 4(2) of the Securities Act, as it did not involve a public offering of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

         On August 24, 2000, the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund exercised the option it previously acquired to purchase 1,250,000 shares of common stock for net proceeds of $2,500,000. In order to induce the Southern Ute Indian Tribe Growth Fund to exercise such option, Contango issued to the Southern Ute Indian Tribe Growth Fund a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $2.00 per share. As a result of the transaction, the Southern Ute Indian Tribe Growth Fund owns approximately 16% of the Company's diluted common shares. The issuance of securities to the Southern Ute Indian Tribe Growth Fund was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

         On August 24, 2000, as part of the formation of Republic Exploration, Contango granted to each of Juneau Exploration and a private company in separate private placement transactions a five-year warrant to purchase 62,500 shares of common stock at an exercise price of $2.00 per share. The issuance of these two five-year warrants was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placements.

         On September 27, 2000, Contango sold in a private placement transaction 5,000 shares of its Series B senior convertible cumulative preferred stock (the "Series B Preferred Stock") to Aquila Energy Capital for net proceeds of $5,000,000. Series B Preferred Stock ranks prior to the Company's common stock (and any other junior stock) with respect to the payment of dividends or distributions and upon liquidation, dissolution, winding-up or otherwise and is pari passu to the

Company's Series A Preferred Stock. Holders of Series B Preferred Stock are entitled to receive quarterly dividends at a dividend rate equal to 8% per annum if paid in cash on a current quarterly basis or otherwise at a rate of 10% per annum if not paid on a current quarterly basis or if paid in shares of Series B Preferred Stock, in each case, computed on the basis of $1,000 per share. Holders of Series B Preferred Stock may, at their discretion, elect to convert such shares to shares of the Company's common stock at a conversion price of $4.40 per share. In addition, upon the occurrence of certain events, the Company may elect to convert all of the outstanding shares of Series B Preferred Stock at a conversion price of $4.40 per share. As a result of the transaction, Aquila Energy Capital owns approximately 7% of the Company's diluted common shares. The issuance of the securities to Aquila Energy Capital was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

         On September 29, 2000, Contango issued 3,000 shares of common stock at an average value of $3.54 per share to William H. Gibbons as partial consideration for his services as treasurer of the Company. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

         On September 29, 2000, Contango issued 2,500 shares of common stock at an average value of $4.12 per share to an individual as consideration for consulting services provided to the Company. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

         As of November 10, 2000, in consideration of the extension of the expiration date from December 29, 2000 to March 15, 2001 of our option to purchase an additional 23.3% of Republic Exploration, Contango granted to each of Juneau Exploration and the other member of Republic Exploration in separate private placement transactions a five-year warrant to purchase 62,500 shares of common stock at an exercise price of $4.12 per share. These two five-year warrants were exempt from registration under Section 4(2) of the Securities Act, as they did not involve public offerings of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placements.

         In December 2000, Contango issued 3,000 shares of common stock at a value of $4.42 per share to William H. Gibbons as partial consideration for his services as vice president and treasurer of the Company. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

         In December 2000, Contango issued 600 shares of common stock at an average value of $4.54 per share to two individuals as consideration for services provided to the Company. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 20, 2000, the Company held its annual meeting of stockholders. At the annual meeting, the following matters were voted upon:

         1. A proposal to approve a merger to effect a change in the Company's state of incorporation from Nevada to Delaware and with the change, to effect a contemporaneous two for one reverse stock split;

         2. Elect the Company's board of directors to serve until the annual meeting of stockholders in 2001; and

         3. The selection of Arthur Andersen, LLP as the Company's independent public accountants for the fiscal year ending June 30, 2001.

         Shares indicated below in this Item 4 have not been adjusted for the 2 for 1 reverse stock split effective December 1, 2000.

         A total 22,931,415 shares of Contango common stock, par value $0.04 per share, were outstanding and entitled to vote at the meeting. In addition, there were 2,500 shares of Series A senior convertible cumulative preferred stock and 5,000 shares of Series B senior convertible cumulative preferred stock outstanding and entitled to vote at the meeting. Of these shares, 18,979,530 shares of common stock and all of the issued and outstanding shares of Series A and Series B senior convertible cumulative preferred stock were present at the meeting and voted as follows:

         With respect to the a proposal to approve a merger to effect a change in the Company's state of incorporation from Nevada to Delaware and with the change, to effect a contemporaneous two for one reverse stock split: FOR:
17,396,801; AGAINST: 196,100; ABSTAIN: 23,976. In addition, all of the issued and outstanding shares of Series A and Series B senior convertible cumulative preferred stock voted FOR the reincorporation and the two for one reverse stock split.

         With respect to the election of directors, each director received at least 18,944,000 votes FOR, which is 99% of the total cast by stockholders of record, including the equivalent of 2,000,000 share of common stock cast by Series A preferred stock and 2,272,727 shares of common stock cast by Series B preferred stock.

         With respect to the ratification of the selection of Arthur Andersen, LLP as independent public accountants for the fiscal year ending June 30, 2001, including the equivalent of 2,000,000 share of common stock cast by Series A preferred stock and 2,272,727 shares of common stock cast by Series B preferred stock: FOR: 18,974,429; AGAINST: 5,001; ABSTAIN: 100.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

         The following is a list of exhibits filed as part of this Form 10-QSB. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

     EXHIBIT NO.                         DESCRIPTION

         3.1 Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation. (8)

         3.2      Bylaws of Contango Oil & Gas Company, a Delaware corporation.
                  (8)

         3.3 Agreement and Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and of Contango Oil & Gas Company, a Nevada corporation. (8)

         4.1      Facsimile of common stock certificate of the Company. (1)

         4.2 Certificate of Designations, Preferences and Relative Rights and Limitations for Series A Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (8)

         4.3 Certificate of Designations, Preferences and Relative Rights and Limitations for Series B Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (8)

         10.1     Alcorn/MGPX Oil & Gas Lease Acquisition Agreement. (2)

         10.2 Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C. (2)

         10.3 Securities Purchase Agreement between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)

         10.4 Warrant to Purchase Common Stock between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)

         10.5 Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)

         10.6 Securities Purchase Agreement by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund dated June 8, 2000. (4)

         10.7 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West, in its capacities as Investment Manager and Custodian.
                  (5)

         10.8 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund. (5)

         10.9 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated. (5)

         10.10 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. (5)

         10.11 Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. dated effective as of September 1, 2000. (6)

         10.12 Securities Purchase Agreement dated September 27, 2000 by and between Contango Oil & Gas Company and Aquila Energy Capital Corporation. (7)

         10.13+ Credit Agreement between Contango Oil & Gas Company and Bank One, Texas, National Association, dated as of December 1, 2000.

         27.1+    Financial Data Schedule

         99.1 Press Release of Contango Oil & Gas Company dated August 24, 2000. (5)

         99.2 Press Release of Contango Oil & Gas Company dated September 27, 2000. (7)

         99.3 Press Release of Contango Oil & Gas Company dated December 1, 2000. (8)

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

         (4) Filed as an exhibit to the Company's report on Form 8-K, dated June 8, 2000, as filed with the Securities and Exchange Commission on June 14, 2000.

         (5) Filed as an exhibit to the Company's report on Form 8-K, dated August 24, 2000, as filed with the Securities and Exchange Commission on September 8, 2000.

         (6) Filed as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.

         (7) Filed as an exhibit to the Company's report on Form 8-K, dated September 27, 2000, as filed with the Securities and Exchange Commission on October 3, 2000.

         (8) Filed as an exhibit to the Company's report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

(b) REPORTS ON FORM 8-K:

         Contango filed a report on Form 8-K on December 15, 2000 reporting that on December 1, 2000 it completed a change of its state of incorporation from Nevada to Delaware. The reincorporation, together with a two-for-one reverse stock split, was approved by a stockholder vote at the annual meeting of stockholders held November 20, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                CONTANGO OIL & GAS COMPANY


Date: February 14, 2001          By: /s/ KENNETH R. PEAK
                                     -------------------------------------------
                                     Kenneth R. Peak
                                     President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)

                                INDEX TO EXHIBITS

     EXHIBIT NO.                         DESCRIPTION
     -----------                         -----------
         3.1      Certificate of Incorporation of Contango Oil & Gas Company, a
                  Delaware corporation. (8)

         3.2      Bylaws of Contango Oil & Gas Company, a Delaware corporation.
                  (8)

         3.3      Agreement and Plan of Merger of Contango Oil & Gas Company, a
                  Delaware corporation, and of Contango Oil & Gas Company, a
                  Nevada corporation. (8)

         4.1      Facsimile of common stock certificate of the Company. (1)

         4.2 Certificate of Designations, Preferences and Relative Rights and Limitations for Series A Senior Convertible Cumulative
                  Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (8)

         4.3 Certificate of Designations, Preferences and Relative Rights and Limitations for Series B Senior Convertible Cumulative
                  Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (8)

         10.1     Alcorn/MGPX Oil & Gas Lease Acquisition Agreement. (2)

         10.2 Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C. (2)

         10.3     Securities Purchase Agreement between Contango Oil & Gas
                  Company and Trust Company of the West, dated December 29,
                  1999. (3)

         10.4     Warrant to Purchase Common Stock between Contango Oil & Gas
                  Company and Trust Company of the West, dated December 29,
                  1999. (3)

         10.5     Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas
                  Company and Trust Company of the West, dated December 29,
                  1999. (3)

         10.6     Securities Purchase Agreement by and between Contango Oil &
                  Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund dated June 8,
                  2000. (4)

         10.7     Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the
                  West, in its capacities as Investment Manager and Custodian.
                  (5)

         10.8 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and the Southern Ute Indian
                  Tribe doing business as the Southern Ute Indian Tribe Growth
                  Fund. (5)

         10.9 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries
                  Incorporated. (5)

         10.10 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration
                  Company, L.L.C. (5)

         10.11    Amendment dated August 14, 2000 to agreement between Contango
                  Oil & Gas Company and Juneau Exploration Company, L.L.C. dated effective as of September 1, 2000. (6)

         10.12 Securities Purchase Agreement dated September 27, 2000 by and between Contango Oil & Gas Company and Aquila Energy Capital
                  Corporation. (7)

         10.13+   Credit Agreement between Contango Oil & Gas Company and Bank
                  One, Texas, National Association, dated as of December 1,
                  2000.

         27.1+    Financial Data Schedule

         99.1     Press Release of Contango Oil & Gas Company dated August 24,
                  2000. (5)

         99.2     Press Release of Contango Oil & Gas Company dated September
                  27, 2000. (7)

         99.3     Press Release of Contango Oil & Gas Company dated December 1,
                  2000. (8)

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

         (4) Filed as an exhibit to the Company's report on Form 8-K, dated June 8, 2000, as filed with the Securities and Exchange Commission on June 14, 2000.

         (5) Filed as an exhibit to the Company's report on Form 8-K, dated August 24, 2000, as filed with the Securities and Exchange Commission on September 8, 2000.

         (6) Filed as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.

         (7) Filed as an exhibit to the Company's report on Form 8-K, dated September 27, 2000, as filed with the Securities and Exchange Commission on October 3, 2000.

         (8) Filed as an exhibit to the Company's report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.