Form 10QSB
period 2001-03-31
CONTANGO OIL & GAS CO
filed 2001-05-15
CIK 1071993

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001



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

       The total number of shares of common stock, par value $0.04 per share, outstanding as of May 7, 2001 was 11,486,532.

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----
                                       PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements
              Consolidated Balance Sheets as of March 31, 2001 and June 30, 2000.......................3
              Consolidated Statements of Operations for the three and nine months ended March 31, 2001 and 2000........................................................4
              Consolidated Statements of Cash Flows for the nine months ended
                  March 31, 2001 and 2000..............................................................5
              Consolidated Statement of Shareholders' Equity for the nine months ended March 31, 2001.................................................................6
              Notes to the Consolidated Financial Statements...........................................7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
              of Operations...........................................................................13

                                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................................19

Item 2.   Changes in Securities and Use of Proceeds...................................................20

Item 3.   Default Upon Senior Securities..............................................................20

Item 4.   Submission of Matters to Vote of Security Holders...........................................20

Item 5.   Other Information...........................................................................20

Item 6.   Exhibits and Reports on Form 8-K............................................................20

SIGNATURES............................................................................................22

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                                                                    MARCH 31,         JUNE 30,
                                                                                      2001              2000
                                                                                  ------------      ------------
                                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .................................................     $  2,779,713      $  3,770,906
  Accounts receivable, net ..................................................        4,437,605           273,336
  Prepaid insurance .........................................................          210,528            65,785
  Advances to operators and other ...........................................          460,921         1,056,817
                                                                                  ------------      ------------
    Total current assets ....................................................        7,888,767         5,166,844
                                                                                  ------------      ------------
PROPERTY, PLANT AND EQUIPMENT:
  Natural gas and oil properties, successful efforts method of accounting:
    Proved properties .......................................................       14,453,056         2,210,370
    Unproved properties, not being amortized ................................        2,306,874            61,919
  Furniture and equipment ...................................................          116,363            22,806
  Accumulated depreciation, depletion and amortization ......................       (3,624,832)         (893,060)
                                                                                  ------------      ------------
    Total property, plant and equipment .....................................       13,251,461         1,402,035
                                                                                  ------------      ------------
OTHER ASSETS:
  Investment in Republic Exploration L.L.C ..................................        5,639,616                --
  Other assets ..............................................................          107,764            73,625
                                                                                  ------------      ------------
    Total other assets ......................................................        5,747,380            73,625
                                                                                  ------------      ------------
TOTAL ASSETS ................................................................     $ 26,887,608      $  6,642,504
                                                                                  ============      ============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ..........................................................     $    144,758      $    117,255
  Accrued exploration and development .......................................        2,018,518                --
  Other accrued liabilities .................................................          307,729           119,865
                                                                                  ------------      ------------
    Total current liabilities ...............................................        2,471,005           237,120
                                                                                  ------------      ------------

DEFERRED INCOME TAXES .......................................................        1,810,057                --

SHAREHOLDERS' EQUITY:
  Convertible preferred stock, 8%, Series A, $0.04 par value, 5,000 shares authorized, 2,500 shares issued and outstanding at March 31, 2001,
    liquidation preference of $1,000 per share ..............................              100                --
  Convertible preferred stock, 8%, Series B, $0.04 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at March 31, 2001,
    liquidation preference of $1,000 per share ..............................              200                --
  Common stock, $0.04 par value, 50,000,000 shares authorized, 11,486,532 issued and outstanding at March 31, 2001 and 10,198,330 shares
    at June 30, 2000 ........................................................          459,461           407,933
  Additional paid-in capital ................................................       20,926,399         9,660,137
  Retained earnings (deficit) ...............................................        1,220,386        (3,662,686)
                                                                                  ------------      ------------
    Total shareholders' equity ..............................................       22,606,546         6,405,384
                                                                                  ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................................     $ 26,887,608      $  6,642,504
                                                                                  ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            MARCH 31,                        MARCH 31,
                                                 -----------------------------     -----------------------------
                                                     2001             2000             2001             2000
                                                 ------------     ------------     ------------     ------------
REVENUES:
  Natural gas and oil sales .................    $  8,039,433     $     23,223     $ 16,811,345     $     29,590
  Gain (loss) from hedging activities .......         909,557               --       (1,678,813)              --
                                                 ------------     ------------     ------------     ------------
    Total revenues ..........................       8,948,990           23,223       15,132,532           29,590
                                                 ------------     ------------     ------------     ------------
EXPENSES:
  Operating expenses ........................         828,021           14,114        1,686,836           15,791
  Exploration expenses ......................         984,948          126,006        2,324,521          214,934
  Depreciation, depletion and amortization ..       1,218,348            6,260        2,742,883            8,308
  General and administrative expense ........         725,268           84,514        1,677,778          615,985
                                                 ------------     ------------     ------------     ------------
    Total expenses ..........................       3,756,585          230,894        8,432,018          855,018
                                                 ------------     ------------     ------------     ------------
INCOME (LOSS) FROM OPERATIONS ...............       5,192,405         (207,671)       6,700,514         (825,428)

  Interest expense ..........................          (4,144)          (7,627)          (5,555)          (7,627)
  Interest income ...........................         101,799           57,107          323,376           78,909
  Gain on sale of assets ....................              --           67,187               --           67,187
                                                 ------------     ------------     ------------     ------------
INCOME (LOSS)
  BEFORE INCOME TAXES .......................       5,290,060          (91,004)       7,018,335         (686,959)

  Provision for income taxes ................       1,810,057               --        1,810,057               --
                                                 ------------     ------------     ------------     ------------
NET INCOME (LOSS) ...........................       3,480,003          (91,004)       5,208,278         (686,959)
  Preferred stock dividends .................         150,000               --          325,206               --
                                                 ------------     ------------     ------------     ------------
NET INCOME (LOSS) ATTRIBUTABLE
  TO COMMON STOCK ...........................    $  3,330,003     $    (91,004)    $  4,883,072     $   (686,959)
                                                 ============     ============     ============     ============
  NET INCOME (LOSS) PER SHARE:
  Basic .....................................    $       0.29     $      (0.01)    $       0.44     $      (0.11)
                                                 ============     ============     ============     ============
  Diluted ...................................    $       0.22     $      (0.01)    $       0.37     $      (0.11)
                                                 ============     ============     ============     ============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
  Basic .....................................      11,475,433        8,733,760       11,220,609        6,009,690
                                                 ============     ============     ============     ============
  Diluted ...................................      15,482,323        8,733,760       14,161,895        6,009,690
                                                 ============     ============     ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             NINE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      ------------------------------
                                                                          2001              2000
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...............................................     $  5,208,278      $   (686,959)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation, depletion and amortization ....................        2,742,883             8,308
    Exploration capital expenditures ............................          881,865             1,006
    Provision for deferred income taxes .........................        1,810,057                --
    Gain on sale of assets ......................................               --           (67,187)
    Unrealized hedging gain .....................................         (154,350)               --
    Stock-based compensation ....................................          128,973                --
    Changes in operating assets and liabilities:
      Increase in accounts receivable ...........................       (3,429,923)         (163,611)
      Increase in prepaid insurance .............................         (144,743)          (48,069)
      Increase in accounts payable ..............................           10,022            53,192
      Increase in other accrued liabilities .....................          210,035           121,866
      Other .....................................................           62,269                --
                                                                      ------------      ------------
        Net cash provided by (used in) operating activities .....        7,325,366          (781,454)
                                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Natural gas and oil exploration and development expenditures ..      (13,162,926)         (926,508)
  Investment in Republic Exploration, L.L.C .....................       (6,666,051)               --
  Additions to furniture and equipment ..........................          (33,705)          (17,046)
  Decrease (increase) in advances to operators ..................        1,047,408        (3,019,053)
  Increase in payables for capital expenditures .................          911,503         1,052,744
  Proceeds from sale of assets ..................................               --           143,231
                                                                      ------------      ------------
    Net cash used in investing activities .......................      (17,903,771)       (2,766,632)
                                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock,
    preferred stock and warrants ................................        9,962,418         5,354,086
  Preferred stock dividends .....................................         (325,206)          (75,565)
  Debt issue costs ..............................................          (50,000)               --
                                                                      ------------      ------------
    Net cash provided by financing activities ...................        9,587,212         5,278,521
                                                                      ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............         (991,193)        1,730,435
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................        3,770,906           466,189
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................     $  2,779,713      $  2,196,624
                                                                      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                    PREFERRED STOCK       COMMON STOCK                         RETAINED        TOTAL
                                    ---------------   ---------------------     PAID-IN        EARNINGS     SHAREHOLDERS'
                                    SHARES   AMOUNT     SHARES      AMOUNT      CAPITAL       (DEFICIT)        EQUITY
                                    ------   ------   ----------   --------   ------------    ----------    ------------
 Balance at June 30, 2000 .......       --   $   --   10,198,330   $407,933   $  9,660,137   $(3,662,686)   $  6,405,384
 Stock-based compensation .......       --       --       17,627        705        942,998            --         943,703
 Sale of shares (08/00) .........    2,500      100    1,250,000     50,000      4,949,900            --       5,000,000
 Sale of shares (9/00) ..........    5,000      200           --         --      4,999,800            --       5,000,000
 Offering expenses ..............       --       --           --         --        (62,274)           --         (62,274)
 Net income .....................       --       --           --         --             --       212,725         212,725
 Preferred stock dividends ......       --       --           --         --             --       (24,658)        (24,658)
                                    ------   ------   ----------   --------   ------------   -----------    ------------
 Balance at September 30, 2000 ..    7,500      300   11,465,957    458,638     20,490,561    (3,474,619)     17,474,880

 Stock-based compensation .......       --       --        4,225        169        403,975            --         404,144
 Offering expenses ..............       --       --           --         --         (5,808)           --          (5,808)
 Net income .....................       --       --           --         --             --     1,515,550       1,515,550
 Preferred stock dividends ......       --       --           --         --             --      (150,548)       (150,548)
                                    ------   ------   ----------   --------   ------------   -----------    ------------
 Balance at December 31, 2000 ...    7,500      300   11,470,182    458,807     20,888,728    (2,109,617)     19,238,218

 Stock-based compensation .......       --       --        1,350         54          8,271            --           8,325
 Exercise of stock options ......       --       --       15,000        600         29,400            --          30,000
 Net income .....................       --       --           --         --             --     3,480,003       3,480,003
 Preferred stock dividends ......       --       --           --         --             --      (150,000)       (150,000)
                                    ------   ------   ----------   --------   ------------   -----------    ------------
 Balance at March 31, 2001 ......    7,500   $  300   11,486,532   $459,461   $ 20,926,399   $ 1,220,386    $ 22,606,546
                                    ======   ======   ==========   ========   ============   ===========    ============

                 The accompanying notes are an integral part of
                    consolidated these financial statements.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in Contango Oil & Gas Company's ("Contango" or the "Company") Form 10-KSB for the year ended June 30, 2000. The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

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

         LIQUIDITY. Management believes that cash on hand together with anticipated cash flow from operations and available borrowing capacity will be adequate to satisfy a significant portion of planned capital expenditures to drill exploratory wells in the Company's onshore Gulf coast and offshore Gulf of Mexico exploration programs and satisfy general corporate needs over the next twelve months. The Company may continue to seek additional equity and bank financing to fund the Company's exploration program and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. There can be no assurances that the Company will have sufficient funds available to finance its intended exploration and development programs or acquisitions or to successfully execute its business plan. The Company's exploration drilling program will be curtailed if sufficient funds are unavailable and, in any event, is contingent upon continued exploration success.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         On November 10, 2000, Contango issued to each of Juneau Exploration and a private company a warrant to purchase 62,500 shares of its common stock at an exercise price of $4.12 per share in consideration of their consent to extend an option to increase Contango's ownership in Republic Exploration from 10.0% to 33.3%.

3.  LONG TERM DEBT

         Effective December 1, 2000, Contango entered into a reducing revolving line of credit of up to $10.0 million with Bank One, Texas, National Association. The 18-month credit facility provides for a borrowing base of $5.0 million, $3.0 million of which is unsecured. The borrowing base is redetermined semi-annually each March 1 and September 1. Interest is payable monthly at the bank's prime rate plus one and one-fourth percent. Additionally, the Company pays a one-fourth percent (1/4%) per annum commitment fee on the average availability under the credit facility. The loan balance is subject to mandatory prepayments in the event the outstanding loan balance exceeds the borrowing base and is due in full on the commitment termination date of May 30, 2002, unless extended by the bank. The credit facility contains financial covenants and the maintenance of certain ratios, including ones related to funded debt to EBITDAX, as defined; liabilities to tangible net worth; and debt service coverage. As of March 31, 2001, there were no borrowings under the credit facility, and the Company was in compliance with its financial covenants and ratios.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.  NET INCOME (LOSS) PER COMMON SHARE

         A reconciliation of the components of basic and diluted net income
(loss) per common share is presented in the table below.

                                               THREE MONTHS ENDED                     THREE MONTHS ENDED
                                                  March 31, 2001                        March 31, 2000
                                      ------------------------------------   -------------------------------------
                                        Income       Shares     Per Share      Income        Shares      Per Share
                                      ----------   ----------   ----------   ----------     ---------   ----------
Basic:
  Net income (loss) attributable
    to common stock ...............   $3,330,003   11,475,433   $     0.29   $  (91,004)    8,733,760   $    (0.01)
                                                                ==========                              ==========
Effect of Dilutive Securities:
  Stock options and warrants.......           --    1,870,527                        --            --
  Series A Preferred Stock ........       50,000    1,000,000                        --            --
  Series B Preferred Stock ........      100,000    1,136,363                        --            --
                                      ----------   ----------                ----------    ----------
Diluted:
  Net income (loss) attributable
    to common stock ...............   $3,480,003   15,482,323   $     0.22   $  (91,004)    8,733,760   $    (0.01)
                                      ==========   ==========   ==========   ==========    ==========   ==========

                                                NINE MONTHS ENDED                     NINE MONTHS ENDED
                                                  March 31, 2001                        March 31, 2000
                                      ------------------------------------   -------------------------------------
                                        Income       Shares     Per Share      Income        Shares      Per Share
                                      ----------   ----------   ----------   ----------     ---------   ----------
Basic:
  Net income (loss) attributable
    to common stock ...............   $4,883,072   11,220,609   $     0.44   $ (686,959)    6,009,690   $    (0.11)
                                                                ==========                              ==========
Effect of Dilutive Securities:
  Stock options and warrants.......           --    1,374,259                        --            --
  Series A Preferred Stock ........      120,822      797,100                        --            --
  Series B Preferred Stock ........      204,384      769,927                        --            --
                                      ----------   ----------                ----------    ----------
Diluted:
  Net income (loss) attributable
    to common stock ...............   $5,208,278   14,161,895   $     0.37   $ (686,959)    6,009,690   $    (0.11)
                                      ==========   ==========   ==========   ==========    ==========   ==========

         Diluted net loss per common share does not reflect dilution from potential common shares because to do so would have been anti-dilutive.

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

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         In early January 2001, the Company closed out its oil collar at a profit of $151,200 and purchased calls on approximately 3,300 Mmbtu of natural gas per day with a $12.00 per Mmbtu strike price for the months of February 2001 through December 2001 at a cost of $154,000. On January 24, 2001, the Company closed out its $6.00 per Mmbtu calls for the months of April 2001 through December 2001 for a cost of $911,600, leaving only the March 2001 $6.00 per Mmbtu call and the $3.73 per Mmbtu puts for the months of March through December 2001 in place.

         Although these transactions were designed as economic hedges for a portion of future natural gas and oil production, the Company has elected not to designate the collars as "hedges" under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, gains and losses, representing changes in these derivative instruments' mark-to-market fair values, are recognized currently in Contango's quarterly earnings.

6.  INVESTMENT IN REPUBLIC EXPLORATION, L.L.C.

         In August 2000, Contango purchased a 10% interest in Republic Exploration for $4.0 million with the option to purchase another 23.3% interest for an additional $2.7 million. The other two members of Republic Exploration are Juneau Exploration, the managing member of Republic Exploration, and a privately held company. In November 2000, the Company extended the option to purchase an additional 23.3% interest in Republic Exploration from December 29, 2000 to March 15, 2001. On March 14, 2001, the Company exercised this option, increasing its interest in Republic Exploration to 33.3%. The Company's investment in Republic Exploration is proportionately consolidated.

7.  NON-CASH INVESTING AND FINANCING ACTIVITIES

         A summary of non-cash investing and financing activities is presented below.

         For the nine months ended March 31, 2001, the Company issued options, warrants and shares to certain individuals and companies as a result of (i) services provided to the Company, (ii) sales of common and preferred stock and
(iii) exploration activities and, in connection with such issuances, recognized non-cash costs of approximately $1.4 million.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.  SUBSEQUENT EVENTS

         On May 3, 2001, Contango sold its $3.73 natural gas puts on 6,000 Mmbtu per day for the months of June through December 2001 and purchased $3.50 puts on 9,000 Mmbtu per day for the months of June through December 2001 at a net cost of $27,285. This transaction represents approximately 70% of the Company's current natural gas production and will provide some near term downside protection should natural gas prices fall below $3.50 per Mmbtu. In addition on May 3, 2001, the Company entered into a crude oil collar on approximately 165 barrels of oil per day for the months of June through December 2001. The Company's crude oil collar was designed to protect the Company if NYMEX crude oil prices fall below $22.00 per barrel and limit the net price the Company would realize to $32.00 per barrel on the 165 barrels of oil per day of hedged production.

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

RESULTS OF OPERATIONS

         The following is a discussion of the results of our operations for the three and nine months ended March 31, 2001, compared to those for the three and nine months ended March 31, 2000. The results of operations for the periods ended March 31, 2001 are not directly comparable to results for the periods ended March 31, 2000, as we had little operational activities during the periods ended March 31, 2000.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         NATURAL GAS AND OIL SALES. Natural gas and oil sales for the three months ended March 31, 2001 were approximately $8.0 million. This primarily was attributable to production from our exploration successes onshore in south Texas. We had only minimal natural gas and oil production during the three months ended March 31, 2000.

         GAIN FROM HEDGING ACTIVITIES. We reported a gain from hedging activities for the three months ended March 31, 2001 of approximately $909,000. This gain primarily resulted from a payment on our natural gas collars for January through March 2001 of approximately

$918,700, a loss on closing out our remaining April through December 2001 $6.00 natural gas calls for approximately $911,600 and a gain on closing out our remaining crude oil collars of approximately $151,200. As a result, only $1.7 million of the approximate $2.6 million unrealized loss from hedging activities at December 31, 2000 was realized during the three months ended March 31, 2001. We entered into no new hedging agreements during the three months ended March 31, 2000.

         OPERATING EXPENSES. Operating expenses, including severance taxes, for the three months ended March 31, 2001 were approximately $828,000 and were attributable to production operations both onshore Texas and offshore in the Gulf of Mexico. Of this amount, approximately $268,100 was attributable to lease operating expense and $559,900 was attributable to production and severance taxes. We had only minimal operating expenses during the three months ended March 31, 2000.

         EXPLORATION EXPENSE. Exploration costs for the three months ended March 31, 2001 were approximately $984,900. This amount was primarily attributable to the expensing of two dry holes drilled during the period onshore in south Texas. For the three months ended March 31, 2000, we recorded approximately $126,000 of exploration expense that was primarily attributable to overhead reimbursement under an exploration agreement.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization for the three months ended March 31, 2001 was approximately $1.2 million. This primarily was attributable to depletion and amortization related to production from our exploration play in south Texas and offshore in the Gulf of Mexico. For the three months ended March 31, 2000, we recorded minimal depreciation, depletion and amortization.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased approximately $640,800, from approximately $84,500 for the three months ended March 31, 2000 to approximately $725,300 for the three months ended March 31, 2001. This increase primarily was attributable to an increased level of both financial and operational activities. Primary components of general and administrative expense for the three months ended March 31, 2001 included approximately $239,500 in salaries and benefits, $174,300 in legal, accounting and other professional fees, $76,100 in shareholder relations, $61,400 in franchise taxes and $62,500 in travel expense.

         INTEREST INCOME. Interest income increased approximately $44,700, from approximately $57,100 for the three months ended March 31, 2000 to approximately $101,800 for the three months ended March 31, 2001. Interest income was derived from interest earned on our cash balances during the reporting periods. The increase in interest income was due to the increase in cash balances resulting from proceeds of equity offerings cash flow from operations and our cash investment in Republic Exploration.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

         NATURAL GAS AND OIL SALES. Natural gas and oil sales for the nine months ended March 31, 2001 were approximately $16.8 million. This primarily was attributable to production from our exploration successes onshore in south Texas. We had only minimal natural gas and oil production during the nine months ended March 31, 2000.

         LOSS FROM HEDGING ACTIVITIES. We reported a loss from hedging activities for the nine months ended March 31, 2001 of approximately $1.7 million. This loss resulted from a payment on our natural gas collars for January through March 2001 of approximately $918,700, a loss on closing out our remaining April through December 2001 natural gas calls of approximately $911,600 and a gain on closing out our remaining crude oil collars of approximately $151,200.

         OPERATING EXPENSES. Operating expenses, including severance taxes, for the nine months ended March 31, 2001 were approximately $1.7 million and were attributable to production operations both onshore Texas and offshore in the Gulf of Mexico. Of this amount, approximately $545,300 was attributable to lease operating expense and $1.1 million was attributable to production and severance taxes. We had only minimal operating expenses during the nine months ended March 31, 2000.

         EXPLORATION EXPENSE. Exploration costs for the nine months ended March 31, 2001 were approximately $2.3 million. Of this amount, approximately $1.2 million was attributable to the cost of shooting 3-D seismic onshore in south Texas and the balance was primarily attributable to the expensing of three dry holes drilled during the period onshore in south Texas. For the nine months ended March 31, 2000, we recorded approximately $214,900 of exploration expense that was primarily attributable to overhead reimbursement under an exploration agreement.

         DEPRECIATION, DEPLETION AND AMORTIZATION. Depreciation, depletion and amortization for the nine months ended March 31, 2001 was approximately $2.7 million. This primarily was attributable to depletion and amortization related to production from our exploration play in south Texas and offshore in the Gulf of Mexico. For the nine months ended March 31, 2000, we recorded minimal depreciation, depletion and amortization.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased approximately $1.1 million, from approximately $616,000 for the nine months ended March 31, 2000 to approximately $1.7 for the nine months ended March 31, 2001. This increase primarily was attributable to an increased level of both financial and operational activities. Primary components of general and administrative expense for the nine months ended March 31, 2001 included approximately $534,600 in salaries and benefits, $583,000 in legal, accounting and other professional fees, $83,600 in shareholder relations, $79,700 in franchise taxes and $63,900 in travel expense.

         INTEREST INCOME. Interest income increased approximately $244,500, from approximately $78,900 for the nine months ended March 31, 2000 to approximately $323,400 for the nine months ended March 31, 2001. Interest income was derived from interest earned on our cash balances during the reporting periods. The increase in interest income was due to the increase in cash balances resulting from proceeds of equity offerings, our cash investment in Republic Exploration and cash flow from operations.

CONTANGO OPERATORS, INC.

         We formed Contango Operators in March 2001 as a wholly owned subsidiary to allow us to more directly participate in exploration and development activities in the Gulf of Mexico than was available to us through our ownership in Republic Exploration. By taking direct interests in prospects and having the capability to operate, the Company has the ability to attain greater control over the scope, timing and costs of its exploration and development expenditures. Contango Operators has two employees, including Randy Judd as President and Chief Operating Officer.

         On March 28, 2001, Contango Operators, bidding together on nine lease blocks with Republic Exploration LLC, was the high bidder and has been awarded four lease blocks offered by the U.S. Department of Interior's Minerals Management Service (MMS) at OCS Lease Sale 178 covering the Central Gulf of Mexico. Awarding bids were made on East Cameron Block 107, Eugene Island Block 113B and Grand Isle Blocks 24 and 28. We were the apparent high bidder on a fifth block, Eugene Island 110, that is in Phase 2 review by the MMS. Contango Operators has a 27.4% working interest in these blocks and will act as operator. If the fifth block also is awarded, they will represent approximately 23,000 gross acres, or approximately 6,300 net acres, to Contango Operators and a leasehold investment of approximately $1.0 million. In addition, Contango also will have an interest in approximately 5,000 additional net acres in these blocks through its 33.3% ownership in Republic Exploration.

REPUBLIC EXPLORATION, L.L.C.

         In August 2000, we purchased a 10% interest in Republic Exploration for $4.0 million with the option to purchase another 23.3% interest for an additional $2.7 million. The other two members of Republic Exploration are Juneau Exploration, the managing member of Republic Exploration, and a privately held company. Both companies have extensive experience in Gulf of Mexico exploration. Republic Exploration was formed to evaluate, generate, acquire and explore prospects using this seismic data. Republic Exploration has the license rights to existing and newly reprocessed 3-D seismic covering over 8,600 square miles of the shallow waters of the Gulf of Mexico continental shelf. In November 2000, we extended the option to purchase an additional 23.3% interest in Republic Exploration from December 29, 2000 to March 15, 2001. On March 14, 2001, we exercised our option, increasing our interest in Republic Exploration to 33.3%.

         Since its formation, Republic Exploration has acquired seven leases in the Gulf of Mexico based on its evaluation, has sold one prospect and, bidding with Contango Operators, is the apparent high bidder on one additional lease block offered at Central Gulf of Mexico OCS Lease Sale 178 held March 28, 2001. We do not expect cash distributions from Republic Exploration for the foreseeable future.

PRODUCTION, PRICES AND OPERATING EXPENSES

         The following table presents information regarding the production volumes, average sales prices received and average production costs associated with our sales of natural gas and oil for the period indicated.

                                                                THREE MONTHS               NINE MONTHS
                                                               ENDED MARCH 31,           ENDED MARCH 31,
                                                          ------------------------  ------------------------
                                                             2001         2000         2001          2000
                                                          -----------  -----------  -----------  -----------
Production:
     Natural gas (Mcf)..................................   1,017,360        1,951     2,238,360        3,408
     Oil and condensate (Bbls)..........................      32,765          753        86,765          886
     Mcfe...............................................   1,213,950        6,469     2,758,950        8,724

Average sales price:
     Natural gas per Mcf................................  $     7.06   $     2.48   $      6.39  $      2.50
     Oil and condensate per Bbl.........................       26.38        26.93         28.98        26.49
     Per Mcfe...........................................        6.62         3.59          6.09         3.39

Operating expenses (per Mcfe):
     Production and severance taxes.....................  $     0.46   $     0.19   $      0.41  $      0.19
     Lease operating expense (before taxes).............        0.22         1.99          0.20         1.62
                                                          ----------   ----------   -----------  -----------
         Total operating expenses.......................  $     0.68   $     2.18   $      0.61  $      1.81

Other expenses (per Mcfe):,
     Depletion of natural gas and oil properties........  $     0.99   $     0.85   $      0.99  $      0.73
     General and administrative expense.................        0.60        13.06          0.61        70.61

----------
Mcf  - thousand cubic feet
Bbl  - barrel
Mcfe - thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

         As of May 2001, our total net production rates were approximately 13 million cubic feet of natural gas and 300 barrels of oil per day. This production primarily is attributable to wells that have been drilled in our south Texas exploration program. Since May 2000, we have drilled a total of 22 exploratory wells in south Texas, 18 of which have been successful. We currently have two rigs drilling in south Texas and anticipate at least five additional wells will be drilled on our leases.

         Our overall production level will decline over time if we fail to make new discoveries or acquisitions. In December 2000, our production levels began to be reduced as Juneau Exploration's 25% after payout back in working interests began to occur. This results in an approximate 25% reduction in our proportionately reduced net revenue interest in affected wells.

CAPITAL RESOURCES AND LIQUIDITY

         We reported natural gas and oil sales of approximately $16.8 million for the nine months ended March 31, 2001. Based on our business model that assumes continuing exploration success, we expect operating cash flow to be a significant source of funds during the current fiscal year. For the month of May 2001, we anticipate operating cash flow will approximate $2.0 million.

         Our primary cash outlays include exploration and development capital expenditures and general and administrative expenses. As of May 11, 2001, we had approximately $4.6 million in cash that was available to fund exploration and development activities. Contango's focus will continue to be on the generation and exploration of opportunities onshore Gulf coast and offshore in the Gulf of Mexico. Since May 2000, we have drilled a total of 22 exploratory wells in south Texas, 18 of which have been successful. We have at least five additional exploratory locations that we expect to drill in south Texas over the remainder of calendar year 2001. In addition, through our affiliation with Republic Exploration and the successful recent bidding in the OCS Sale 178 held in March 2001, we have a current inventory of six offshore prospects. Contango's capital expenditures for the nine months ended March 31, 2001 have totaled approximately $19.8 million, including our $6.7 million investment in Republic Exploration. For the balance of the fiscal year, capital expenditures should total an additional $4.0 million to $6.0 million. With the formation of Contango Operators, we expect our annual general and administrative expenses will be approximately $2.0 million to $2.5 million.

         In December 2000, we completed the arrangement of our first bank credit facility. The 18-month agreement provides for a borrowing base of $5.0 million, $3.0 million of which is unsecured. As of May 1, 2001, we had not borrowed any amounts under the credit facility.

         We believe that our cash on hand, together with our anticipated cash flow from operations and bank borrowings, will be adequate to satisfy a significant portion of planned capital expenditures to drill exploratory wells in our onshore Gulf coast and offshore Gulf of Mexico exploration programs and satisfy our general corporate needs over the next twelve months. Through Contango Operators, we may take increased working interests in Republic Exploration's offshore Gulf of Mexico prospects. Should we decide to directly participate at an increased level in those prospects, we would likely seek additional equity and bank financing or may consider selling assets or selling a volumetric production payment to fund our exploration program as well as to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations. We cannot assure you that we will have sufficient funds available to finance our intended exploration and development programs or acquisitions or to successfully execute our business plan. Our exploration drilling program will be curtailed if we are unable to raise sufficient funds and, in any event, is contingent upon continued exploration success.

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

         In January and February 2001, a loss of approximately $918,700 was realized, as natural gas NYMEX settlement prices for the months of January and February were $9.81 and $7.26 per Mmbtu, respectively. The primary reason natural gas prices were significantly above our hedged price of $6.00 per Mmbtu was because the United States endured the coldest November and December in the 106 years of recorded history. This caused storage levels of natural gas to drop precipitously resulting in the record escalation in natural gas prices. Our earlier concerns regarding a warmer than normal winter and a potential drop in prices never materialized, and as a result, we took the following steps to reduce our exposure to the $6.00 call portion of the collars.

         On January 2, 2001, we closed out our oil collar at a profit of $151,200. On January 8, 2001, we purchased calls on approximately 3,300 Mmbtu of natural gas per day with a $12.00 per Mmbtu strike price for the months of February 2001 through December 2001 at a cost of approximately $154,000. On January 24, 2001, we closed out our $6.00 calls for the months of April 2001 through December 2001 for a cost of approximately $911,600. As a result of the foregoing transactions, the Company has recognized a $1.7 million loss from hedging activities for the nine months ended March 31, 2001.

         On May 3, 2001, we sold our $3.73 natural gas puts on 6,000 Mmbtu per day for the months of June through December 2001, and we purchased $3.50 puts on 9,000 Mmbtu per day for the months of June through December 2001 at a net cost of $27,285. This transaction represents approximately 70% of our current natural gas production and will provide some near term downside protection should natural gas prices fall below $3.50 per Mmbtu. In addition on May 3, 2001, we entered into a crude oil collar on approximately 165 barrels of oil per day for the months of June through December 2001. The Company's crude oil collar is designed to protect the Company if NYMEX crude oil prices fall below $22.00 per barrel and limit the net price we would realize to $32.00 per barrel on the 165 barrels of oil per day of hedged production.

         Although these transactions were designed as economic hedges for a portion of future natural gas and oil production, the Company has elected not to designate the collars as "hedges" under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result, gains and losses, representing changes in these derivative instruments' mark-to-market fair values, will be recognized currently in our quarterly earnings.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended 2001, Contango issued 900 shares of common stock to three individuals at a value of $5.83 per share as partial consideration for services provided to the Company. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

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

    10.13 Credit Agreement between Contango Oil & Gas Company and Bank One, Texas, National Association, dated as of December 1, 2000. (9)

    99.1       Press Release of Contango Oil & Gas Company dated August 24,
               2000. (5)

    99.2       Press Release of Contango Oil & Gas Company dated September 27,
               2000. (7)

    99.3       Press Release of Contango Oil & Gas Company dated December 1,
               2000. (8)

----------
     (1) Filed as an exhibit to the Company's Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

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

     (9) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 2000, as filed with the Securities and Exchange Commission on February 14, 2001.

(b)  REPORTS ON FORM 8-K:

        None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     CONTANGO OIL & GAS COMPANY


Date:  May 15, 2001             By:  /s/  KENNETH R. PEAK
                                     ------------------------------------------
                                     Kenneth R. Peak
                                     President and Chief Executive Officer
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

    10.12 Securities Purchase Agreement dated September 27, 2000 by and between Contango Oil & Gas Company and Aquila Energy Capital
               Corporation. (7)

    10.13      Credit Agreement between Contango Oil & Gas Company and Bank One,
               Texas, National Association, dated as of December 1, 2000. (9)

    99.1       Press Release of Contango Oil & Gas Company dated August 24,
               2000. (5)

    99.2       Press Release of Contango Oil & Gas Company dated September 27,
               2000. (7)

    99.3       Press Release of Contango Oil & Gas Company dated December 1,
               2000. (8)

----------
     (1) Filed as an exhibit to the Company's Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

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

     (9) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 2000, as filed with the Securities and Exchange Commission on February 14, 2001.