Form 10KSB
period 2001-06-30
CONTANGO OIL & GAS CO
filed 2001-09-21
CIK 1071993

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001


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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        Common Stock, Par Value $0.04            American Stock Exchange

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, or will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X

         Revenues from operations for the fiscal year ended June 30, 2001 were $23,991,069.

         The aggregate market value of the voting common stock held by non-affiliates based on the closing price at September 6, 2001, was $14,167,897. As of September 17, 2001, there were 11,501,882 shares of the issuer's common stock outstanding.

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

         Transitional Small Business Disclosure Format (check one): Yes ___ No X

================================================================================

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                          ANNUAL REPORT ON FORM 10-KSB
                       FOR THE FISCAL ENDED JUNE 30, 2001
                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
                                     PART I

Item 1.    Business
                General............................................................................    1
                Fiscal Year 2001 Results...........................................................    1
                Business Strategy..................................................................    2
                Natural Gas and Oil Prices.........................................................    5
                Marketing..........................................................................    5
                Competition........................................................................    6
                Governmental Regulations...........................................................    6
                Employees..........................................................................    8
                Directors and Executive Officers...................................................    9
                Corporate Offices..................................................................   10
                Risk Factors.......................................................................   11
Item 2.    Description of Properties
                General............................................................................   17
                Production, Prices and Operating Expenses..........................................   17
                Development, Exploration and Acquisition Capital Expenditures......................   18
                Drilling Activity..................................................................   18
                Exploration and Development Acreage................................................   19
                Productive Wells...................................................................   19
                Natural Gas and Oil Reserves.......................................................   20
Item 3.    Legal Proceedings.......................................................................   20
Item 4.    Submission of Matters to a Vote of Security Holders.....................................   21

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters................................   21
Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations
                General............................................................................   24
                Results of Operations..............................................................   24
                Capital Resources and Liquidity....................................................   26
Item 7.    Financial Statements and Supplementary Data.............................................   27
Item 8.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure....................................................................   27

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.......................................   27
Item 10.   Executive Compensation..................................................................   28
Item 11.   Security Ownership of Certain Beneficial Owners and Management..........................   28
Item 12.   Certain Relationships and Related Transactions..........................................   28
Item 13.   Exhibits and Reports on Form 8-K........................................................   28

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

         Some of the statements made in this Form 10-KSB may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases "should be", "will be", "believe", "expect", "anticipate", "estimate", "forecast", "goal" and similar expressions identify forward-looking statements and express our expectations about future events. These include such matters as:

         o  Our financial position
         o  Business strategy and budgets
         o  Anticipated capital expenditures
         o  Drilling of wells
         o  Natural gas and oil reserves
         o  Timing and amount of future production of natural gas and oil
         o  Operating costs and other expenses
         o  Cash flow and anticipated liquidity
         o  Prospect development and property acquisitions

         Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These factors include among others:

         o  The risks associated with exploration
         o  Ability to raise capital to fund capital expenditures
         o The ability to find, acquire, market, develop and produce new properties
         o  Natural gas and oil price volatility
         o Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures
         o  Operating hazards attendant to the natural gas and oil business
         o Downhole drilling and completion risks that are generally not recoverable from third parties or insurance
         o Potential mechanical failure or under-performance of significant wells
         o  Climatic conditions
         o  Availability and cost of material and equipment
         o  Delays in anticipated start-up dates
         o Actions or inactions of third-party operators of the company's properties
         o  The ability to find and retain skilled personnel
         o  Availability of capital
         o  The strength and financial resources of competitors
         o  Regulatory developments
         o  Environmental risks
         o  General economic conditions

         When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this Form 10-KSB. You should not unduly rely on these forward-looking statements in this report, as they speak only as of the date of this report. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. See the information under the heading "Risk Factors" on page 11 for some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in forward-looking statements.

         All references in this Form 10-KSB to the "company", "Contango", "we", "us" or "our" are to Contango Oil & Gas Company and Subsidiaries. Unless otherwise noted, all information in this Form 10-KSB relating to natural gas and oil reserves and the estimated future net cash flows attributable to those reserves are based on estimates prepared by independent engineers and are net to our interest.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Contango Oil & Gas Company, a Delaware corporation, is an independent energy company that explores for, develops and produces natural gas, crude oil and natural gas liquids. Contango was originally incorporated as a Nevada corporation in 1986. In 1998, stockholders approved an agreement to sell substantially all operating assets and Contango's predecessor company became a shell corporation. In 1999, stockholders voted to change the name of the company to Contango Oil & Gas Company and elected a new board that approved a business plan to enter the natural gas and oil business.

         We commenced operations in the natural gas and oil business in July 1999 and reported our first revenues from operations during the fiscal year ended June 30, 2000. Exploration and production activities are focused onshore in the Gulf Coast, offshore Gulf of Mexico and the Rocky Mountains. Revenues for the fiscal year ended June 30, 2001 totaled approximately $24.0 million. We hold interests in certain of our natural gas and oil properties through two subsidiaries, Contango Operators, Inc. and REX Offshore Corporation. Contango's common stock was listed on the American Stock Exchange in January 2001 and trades under the symbol "MCF". Prior to listing on the American Stock Exchange, the company's common stock was traded on the Nasdaq over the counter bulletin board.

FISCAL YEAR 2001 RESULTS

         The fiscal year ended June 30, 2001 represented our second full year of operations as an independent energy company. For the year, we reported approximately $7.3 million of net income attributable to common stock, or $0.64 per basic common share and $0.54 per diluted common share, on total revenues of approximately $24.0 million. EBITDAX (earnings before interest expense, taxes, depreciation, depletion and amortization, impairment expense and expensed exploration expenditures) for the fiscal year 2001 was approximately $19.4 million. Historically high commodity prices and production from our successful drilling program in south Texas during the past year contributed to the positive results.

         At year end June 30, 2001, we had proved reserves of 18.1 billion cubic feet of natural gas equivalents, consisting of approximately 16.1 billion cubic feet of natural gas and 335,500 barrels of oil and natural gas liquids. Pre-tax present value using actual prices received as of June 30, 2001 of $4.08 per million cubic of natural gas and $24.26 per barrel of oil and discounted at 10% per annum was approximately $42.6 million. Our average daily production was approximately 9.8 million cubic feet of natural gas and 335 barrels of oil and condensate per day. During fiscal year 2001, Contango drilled a total of 31 gross exploratory wells (13.2 net), of which 24 gross wells (10.2 net) were successful. We drilled no development wells during fiscal year 2001. At June 30, 2001, we held interests in 43 gross (11.5 net) natural gas and oil wells and 9,411 gross (3,198 net) developed acres. In addition, we had interests in 121,813 gross (11,335 net) undeveloped acres.

         You should read the discussion under the heading "Description of Properties" for further information about our properties and drilling activities and the discussion under "Liquidity" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about our anticipated capital requirements during the next 12 months.

BUSINESS STRATEGY

         Our goal is to create value for our stockholders through natural gas and oil exploration and development and the acquisition of proved properties. Our strategy to achieve our goal includes:

         o  Funding exploration prospects developed by proven geoscientists

         o  Negotiated acquisitions of proved properties

         o Strict control of general and administrative and geological and geophysical costs

         o Using creative deal structures to access acreage, seismic data, prospects and capital

         o Using equity ownership incentives to align the interests of our management and our alliance partners with that of our stockholders

         o  Investing in other energy industry entrepreneurial opportunities

         Our principal focus is on the funding and drilling of exploratory wells onshore in the Gulf coast area, in the Gulf of Mexico, offshore Texas and Louisiana, and in the Rocky Mountains. Our strategy is to control overhead costs by keeping employee levels low and outsourcing geological, geophysical, engineering, land and operating activities and as much of our administrative activities as possible. In particular, we have outsourced all of our natural gas and oil prospect generation and evaluation functions to our alliance partner, Juneau Exploration Company, L.L.C. More recently in August 2000, Contango, Juneau Exploration and an industry partner formed Republic Exploration, L.L.C. with equal ownership to generate and explore prospects in the Gulf of Mexico using reprocessed 3-D seismic data. Juneau Exploration, the managing member of Republic Exploration, has significant experience in processing, interpreting and drilling wells based on 3-D seismic data.

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

         Juneau Exploration Company, L.L.C. In September 1999, we entered into an agreement with Juneau Exploration whereby we outsourced our natural gas and oil prospect generation and evaluation functions to Juneau Exploration. As an inducement to enter into the agreement, Juneau Exploration received 200,000 shares of our common stock. Subsequently, we granted to Juneau

Exploration stock options to purchase a total of 400,000 shares of our common stock in connection with certain exploratory successes and acquisitions. As of June 30, 2001, 233,335 of these options have vested, with the vesting of the remainder subject to achieving a defined payout and rate of return.

         In August 2000, we amended our agreement with Juneau Exploration whereby in exchange for our no longer granting options for each acquisition and exploration success, we increased the overriding royalty interest granted to individual geoscientists from 2.5% to 3.3%. Juneau Exploration currently receives a 25% proportionately reduced back-in working interest after we achieve a defined payout. Juneau Exploration continues to bear the upfront overhead costs of performing all functions involved in bringing a prospect to a ready to drill stage. Contango is required to take a minimum of a 50% working interest and has the right to take up to 95% in each transaction recommended by Juneau Exploration, and Juneau Exploration is required to participate for a 5% working interest. Their overall remuneration continues to be directly related to our exploration success, as the overriding royalty and 25% after payout back-in working interest are tied to the drilling and performance of creating value for our stockholders. We believe this shifting of risk and alignment of incentives are key to our goal of achieving profitability. John B. Juneau, one of our directors, is the sole manager of Juneau Exploration.

         Republic Exploration, L.L.C. In August 2000, we purchased a 10% interest in Republic Exploration for $4.0 million with the option to purchase another 23.3% interest. In March 2001, we exercised this option, increasing our interest in Republic Exploration to 33.3% and bringing our total investment in Republic Exploration to approximately $6.7 million. Republic Exploration has the license rights to existing and newly reprocessed 3-D seismic data covering over 8,600 square miles of the shallow waters of the Gulf of Mexico continental shelf and was formed to evaluate, generate, acquire and explore prospects using this data. The other two members of Republic Exploration are Juneau Exploration, the managing member, and a privately held company. Both companies have extensive experience in Gulf of Mexico exploration.

         Since its formation in August 2000, Republic Exploration has acquired a total of eight offshore lease blocks. Five of these blocks were acquired offshore Louisiana in the Central Gulf of Mexico Lease Sale 178 held March 2001, where Republic Exploration bid together with Contango Operators. Of the total eight blocks, Republic Exploration has sold five, one of which was unsuccessfully drilled in June 2001. Republic Exploration anticipates drilling to start on the remaining blocks by year end 2001. Under the sales agreement, Republic Exploration will be carried on exploration and development activities and will receive a reversionary interest at payout of each block. Republic Exploration anticipates it will be active in future state and federal offshore lease sales. We do not expect cash distributions from Republic Exploration for the foreseeable future.

         Contango Operators, Inc. We formed Contango Operators in March 2001 to develop the capability to act as operator in our Gulf of Mexico exploration activities. One of Contango's four employees is with Contango Operators.

         In March 2001, Contango Operators, bidding together with Republic Exploration, was awarded five lease blocks offered by the U.S. Department of Interior's Minerals Management Service ("MMS") at the Central Gulf of Mexico OCS Lease Sale 178. In August 2001, Contango Operators and Republic Exploration entered into an agreement with a private company covering

Grand Isle Blocks 24 and 28 and Eugene Island Block 110, with an option on Eugene Island Block 113B. Under the agreement, Contango and Republic Exploration will be carried on exploration and development activities and will receive a reversionary interest at payout of each block. Drilling is anticipated to commence prior to year end.

         Southern Ute Indian Tribe. In June 2000, the Southern Ute Indian Tribe doing business as Red Willow Production Company, a major producer and transporter of coal bed methane in Colorado, entered into a two-year exploration agreement with Contango. Under the agreement, Red Willow has the right to acquire on the same terms as Contango an 18.75% interest in each new natural gas and oil exploration and development projects and proved property acquisitions. Through June 30, 2001, Red Willow has invested approximately $4.3 million in our exploration programs. Additionally, in June 2000, the Southern Ute Indian Tribe Growth Fund purchased 1,250,000 shares of Contango's common stock for $2.00 per share and, in August 2000, exercised an option to purchase an additional 1,250,000 shares of common stock for $2.00 per share, bringing the Southern Ute Indian Tribe Growth Fund's ownership in Contango to 2,500,000 shares.

         Onshore Gulf Coast. During the fiscal year ended June 30, 2001, our onshore exploration activities have been along the Texas Gulf, with our primary focus in south Texas. During the fiscal year ended June 30, 2001, we drilled a total of 30 gross exploratory wells onshore (13.1 net), of which 23 gross wells (10.1 net) were successful. We drilled no development wells onshore during fiscal year 2001. We currently have one rig operating in south Texas that we expect to have there until year end 2001.

         Offshore Gulf of Mexico. We have operations in the Gulf of Mexico, offshore Texas and Louisiana. During the year ended June 30, 2001, we participated in the drilling of Brazos 436 #8 S/T#1, an exploratory gas well in federal waters offshore Texas (14.7% working interest). With the formation of Republic Exploration in August of 2000 and the recent formation of Contango Operators in March 2001, we anticipate an increased emphasis on offshore exploration activities in the Gulf of Mexico.

         Naval Oil Shale Reserve 2. In May 2001, we entered into an agreement whereby we acquired a 5% interest in a venture to explore for and develop natural gas and oil on 83,000 contiguous acres of land located in the Uintah Basin of northeastern Utah. The acreage is within the boundaries of the Uintah and Ouray Reservation of the Northern Ute Indian Tribe, known as the "Naval Oil Shale Reserve No. 2" or "NOSR2".

         Under the agreements executed, Dominion Exploration & Production, Inc., a subsidiary of Dominion Resources, Inc., is the operator of the project with a 50% interest. Northern Partners LLC holds the remaining 50% of the exploration and development rights to NOSR2. Members of Northern Partners LLC are the Northern Ute Indian Tribe, Red Willow Production Company, Contango Oil & Gas Company and a major financial institution. Contango has a 10% interest in Northern Partners.

         The initial exploration plan calls for the acquisition and interpretation of seismic data and the drilling of at least six exploratory wells to be shared 50% by Dominion Exploration and 50% by Northern Partners. Review of existing seismic data is to start as soon as practical, with the shooting and acquisition of new seismic data taking place over the next six months. It is anticipated that the first of the six exploratory wells will be drilled in the fall of 2002, with the other five additional required exploratory wells being drilled by mid-2003.

NATURAL GAS AND OIL PRICES

         Substantially all of our production is sold under various terms and arrangements at prevailing market prices. Our revenues, profitability and future growth depend on natural gas and oil prices, thus price decreases would adversely affect our revenues, profits and the value of our proved reserves. Historically, the prices received for natural gas and oil have fluctuated widely. Among the factors that can cause these fluctuations are:

         o  The domestic and foreign supply of natural gas and oil

         o  Overall economic conditions

         o  The level of consumer product demand

         o  Weather conditions

         o  The price and availability of alternative fuels

         o  Political conditions in natural gas and oil producing regions

         o  The price of foreign imports

         o  Domestic and foreign governmental regulations

         o  Potential price controls

         From time to time, we enter into hedging arrangements to reduce our exposure to fluctuations in the prices of natural gas and oil. Hedging arrangements expose us to risk of financial loss in some circumstances including circumstances where:

         o There is a change in the expected differential between the underlying price in the hedging agreement and actual prices received

         o  Production is less than expected

         o The other party to the hedging contract defaults on its contract obligations

         In addition, hedging arrangements can limit the benefit we would receive from increases in the prices for natural gas and oil. We cannot assure you that the hedging transactions we enter into will adequately protect us from fluctuations in the prices of natural gas and oil. On the other hand, we may choose not to engage in hedging transactions in the future. As a result, we may be more adversely affected by changes in natural gas and oil prices than our competitors who engage in hedging transactions. See Note 7 to our consolidated financial statements for more information about our hedging activities.

         Our business has been and will continue to be affected by changes in natural gas and oil prices. No assurance can be given to the trend in, or level of, future natural gas and oil prices.

MARKETING

          The Company's production is marketed to third parties consistent with industry practices. Typically, natural gas, oil and condensate are sold under daily or monthly pricing agreements based upon factors normally considered in the industry.

          There are a variety of factors which affect the market for oil and natural gas, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulations on oil and natural gas production and sales. The Company has not experienced any difficulties in marketing its oil and natural gas. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual customers. The availability of a ready market for the Company's oil and natural gas production depends on the proximity of reserves to, and the capacity of, oil and natural gas gathering systems, pipelines and trucking or terminal facilities. The Company delivers natural gas through gas gathering systems and gas pipelines that it does not own. Federal and state regulation of natural gas and oil production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect the Company's ability to produce and market its oil and natural gas.

          The Company from time to time markets its own production where feasible with a combination of market-sensitive pricing and forward-fixed pricing. Forward pricing is utilized to take advantage of anomalies in the futures market and to hedge a portion of the Company's production deliverability at prices exceeding forecast. All of such hedging transactions provide for financial rather than physical settlement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-General Overview".

COMPETITION

         We compete with a broad range of natural gas and oil companies in our exploration and property acquisition activities. Many of our competitors have substantially greater financial and other resources. In addition, our larger competitors may be able to absorb the burden of changes in federal, state and local laws and regulations more easily than we can, which could adversely affect our competitive position. Many of our competitors will also be able to pay more for exploratory prospects and producing natural gas and oil properties as well as be able to identify, evaluate, bid for and purchase a greater number of properties and prospects than we can. In addition, many of our competitors have been operating for a much longer time than we have and have demonstrated the ability to operate through industry cycles. Our competitors may also have greater access to equipment and materials than we have, which could adversely affect our day-to-day operations.

         We have just completed our second year of operation as a natural gas and oil exploration and development company. Our ability to explore for natural gas and oil and to acquire proved properties in the future will depend upon our ability to continue to evaluate and select suitable prospects and properties and to consummate transactions in this highly competitive environment. We also are dependent upon the ability of Juneau Exploration, our alliance partner, to identify prospects and secure leases in the current competitive environment.

GOVERNMENT REGULATION

         Our operations are affected from time to time in varying degrees by political developments and governmental laws and regulations. Rates of production of natural gas and oil have for many years been subject to governmental conservation laws and regulations, and the petroleum industry has been subject to federal and state tax laws dealing specifically with it.

         Federal Income Tax. Federal income tax laws significantly affect our operations. The principal provisions affecting us are those that permit us, subject to certain limitations, to deduct as incurred, rather than to capitalize and amortize, "intangible drilling and development costs" and to claim depletion on a portion of our natural gas and oil properties based on the greater of (i) lessor of 15% of natural gas and oil gross income or net income or (ii) cost depletion.

         Environmental Matters. Domestic natural gas and oil operations are subject to extensive federal regulation and, with respect to federal leases, to interruption or termination by governmental authorities on account of environmental and other considerations including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") also known as the "Superfund Law". The recent trend towards stricter standards in environmental legislation and regulation may continue, and this could increase costs to us and others in the industry. Natural gas and oil lessees are subject to liability for the costs of cleanup of pollution resulting from a lessee's operations, and may also be subject to liability for pollution damages. We maintain insurance against costs of clean-up operations but are not fully insured against all such risks. A serious incident of pollution may also result in the Department of the Interior requiring lessees under federal leases to suspend or cease operation in the affected area.

         The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. Few defenses exist to the liability imposed by the OPA. The OPA also imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill. We believe that currently we have established adequate proof of financial responsibility for our offshore facilities. However, we cannot predict whether these financial responsibility requirements under the OPA amendments will result in the imposition of substantial additional annual costs to the company in the future or otherwise materially adversely affect the company. The impact, however, should not be any more adverse to us than it would be to other similarly situated owners or operators in the Gulf of Mexico.

         Our onshore operations are subject to numerous laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment, including CERCLA. Such laws and regulations, among other things, impose absolute liability on the lessee under a lease for the cost of clean-up of pollution resulting from a lessee's operations, subject the lessee to liability for pollution damages, may require suspension or cessation of operations in affected areas, and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. Such laws could have a significant impact on our operating costs, as well as the natural gas and oil industry in general. Federal, state and local initiatives to further regulate the disposal of natural gas and oil wastes are also pending in certain jurisdictions, and these initiatives could have a similar impact on us.

         Other Laws and Regulations. Various laws and regulations often require permits for drilling wells and also cover spacing of wells, the prevention of waste of natural gas and oil, including maintenance of certain natural gas/oil ratios, rates of production and other matters. The effect of these laws and regulations, as well as other regulations that could be promulgated by the jurisdictions in which we have production, could be to limit the number of wells that could be drilled on our properties and to limit the allowable production from the successful wells completed on the company's properties, thereby limiting the company's revenues.

         The MMS administers the natural gas and oil leases held by us on federal onshore lands and offshore tracts in the Outer Continental Shelf. The MMS holds a royalty interest in these federal leases on behalf of the federal government. While the royalty interest percentage is fixed at the time that the lease is entered into, from time to time the MMS changes or reinterprets the applicable regulations governing its royalty interests, and such action can indirectly affect the actual royalty obligation that we may be required to pay. The MMS is currently engaged in developing new oil and gas valuation regulations for royalty purposes. The natural gas rule was published in final form on December 16, 1997. Industry trade associations challenged portions of the rule, and on March 28, 2000, a district court invalidated the challenged regulations. The MMS has appealed the court's decision, and the appeal remains pending. The oil rule was published in final form on March 15, 2000. Portions of this rule have also been challenged by industry trade associations in court and the case remains pending, with no resolution expected in the near future. We are not in a position to predict the outcome of the litigation, but we believe that the impact of the final rules that emerge from the court review will not impact us to any greater extent than other similarly situated producers.

         The Federal Energy Regulatory Commission (the "FERC") has recently embarked on wide-ranging regulatory initiatives relating to natural gas transportation rates and services, including the availability of market-based and other alternative rate mechanisms to pipelines for transmission and storage services. In addition, the FERC has announced and implemented a policy allowing pipelines and transportation customers to negotiate rates above the otherwise applicable maximum lawful cost-based rates on the condition that the pipelines alternatively offer so-called recourse rates equal to the maximum lawful cost-based rates. With respect to gathering services, the FERC has issued orders declaring that certain facilities owned by interstate pipelines primarily perform a gathering function, and may be transferred to affiliated and non-affiliated entities that are not subject to the FERC's rate jurisdiction. We cannot predict the ultimate outcome of these developments, nor the effect of these developments on transportation rates. Inasmuch as the rates for these pipeline services can affect the natural gas prices received by us for the sale of our production, the FERC's actions may have an impact on us. However, the impact should not be substantially different on us than it will on other similarly situated natural gas producers and sellers.

EMPLOYEES

         We currently have a total of four employees, all of whom are full time. We use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, legal, environmental and accounting. We are dependent on our alliance partner, Juneau Exploration, in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. In addition, as a working interest owner in drilling wells and producing properties, we rely on outside operators and also utilize the services of independent contractors to perform field and on-site drilling and production operation services.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names, ages and positions of our directors and executive officers:

                  NAME                      AGE                        POSITION
----------------------------------------  -------  --------------------------------------------------------
Kenneth R. Peak.........................     56    Chairman, President, Chief Executive Officer,
                                                   Chief Financial Officer, Secretary and Director
William H. Gibbons......................     58    Vice President and Treasurer
Jay D. Brehmer..........................     36    Director
John B. Juneau..........................     41    Director
Joseph J. Romano........................     48    Director
Darrell W. Williams.....................     58    Director
Robert J. Zahradnik.....................     48    Director

         Kenneth R. Peak was appointed president, chief executive and financial officer, secretary and a director of Contango in July 1999. Before joining Contango, Mr. Peak was the president of Peak Enernomics, Incorporated, a natural gas and oil consulting firm that he formed in 1990. Mr. Peak began his energy career in 1973 as a commercial banker in First National Bank of Chicago's energy group. He became treasurer of Tosco Corporation in 1980 and chief financial officer of Texas International Company ("TIC") in 1982. His tenure with TIC included serving as president of TIPCO, the domestic operating subsidiary of TIC's natural gas and oil operations. Mr. Peak has also served as chief financial officer of Forest Oil from 1988 to 1989 and as an investment banker with Howard Weil from 1989 to 1990. Mr. Peak was an officer in the U.S. Navy from 1968 to 1971. Mr. Peak received a BS degree in physics from Ohio University and a MBA from Columbia University. He currently serves as a director of NL Industries, Inc., a manufacturer and marketer of titanium dioxide pigments; Cellxion, Inc., a privately owned manufacturing and construction company serving the cellular telephone industry; and Patterson-UTI Energy, Inc., a North America provider of onshore contract drilling services to exploration and production companies.

         William H. Gibbons joined Contango in February 2000 and was appointed treasurer in March 2000 and vice president and treasurer in November 2000. Before joining Contango, he was treasurer of Packaged Ice, Inc. from 1998 to 2000. From 1990 to 1998 and from 1983 to 1986, he provided financial consulting services to domestic and international oil companies, including a five-year assignment with Walter International, Inc. Mr. Gibbons began his energy career with Houston Oil & Minerals Corporation, where he served as treasurer from 1975 to 1981. He also was VP-Finance for Guardian Oil Company from 1981 to 1983 and Director-Acquisitions for Service Corporation International from 1986 to 1990. Mr. Gibbons received a BA degree in business administration from Duke University and a MBA in finance from Tulane University.

         Jay D. Brehmer has been a director of Contango since October 2000. He has been Director, Capital & Finance of Aquila Energy Capital Corporation since 1998. Prior to joining Aquila, Mr. Brehmer was President and the founder of Capital Financial Services from 1995 to 1998. From 1990 to 1995, he was vice president of the Mutual of Omaha's investment banking subsidiary. Mr. Brehmer holds a BBA degree in business administration from Drake University.

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

         Joseph J. Romano has been a director of Contango since September 1999. He has been employed by MSZ Investments, Inc. since 1998. In February 1989, Mr. Romano joined Zilkha Energy Company, where he served as senior vice president and chief financial officer until 1998. He served as the chief financial officer, treasurer and controller of Texas International Company from 1986 to 1988 and as its treasurer and controller from 1982 to 1985. Prior to 1982, Mr. Romano spent five years working in the Worldwide Energy Group of the First National Bank of Chicago. He holds a BA degree in economics and political science from the University of Wisconsin-Eau Claire and a MBA in finance from the University of Northern Illinois.

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

CORPORATE OFFICES

         We lease our corporate offices at 3700 Buffalo Speedway, Suite 960, Houston, Texas 77098. Our lease covers 2,850 square feet of space for a monthly rental of $5,819 per month through October 2003.

RISK FACTORS

         In addition to the other information set forth elsewhere in this Form 10-KSB, you should carefully consider the following factors when evaluating Contango. As one of our stockholders, your investment will be subject to risks inherent in our business. The trading price of your shares will be affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of your investment may decrease, resulting in a loss. The risk factors listed below are not all inclusive.

         Contango has a limited operating history in the natural gas and oil industry. Contango entered the natural gas and oil exploration and production business in July 1999, and as a result, we have limited historical financial and operating information available on which to base your evaluation of our future performance. Additionally, because we have fewer financial resources than many companies in our industry, we may be at a disadvantage in bidding for acreage, seismic and exploratory prospects and producing natural gas and oil properties.

         Our ability to successfully execute our business plan is dependent on our ability to obtain adequate financing. Our business plan, which includes participation in an increasing number of exploration prospects, has required and will require substantial capital expenditures. We anticipate that we will require additional financing to fund our planned growth. Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital. Accordingly, we cannot be certain that additional financing will be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, we may be required to curtail our exploration and development activities or be forced to sell certain of our assets in an untimely fashion or on less than favorable terms.

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

         Prices for natural gas and oil fluctuate widely. For example, natural gas and oil prices declined significantly in 1998 and, for an extended period of time, remained below prices obtained in previous years. Conversely, in late 2000 and early 2001, prices, particularly that of natural gas, increased to unprecedented levels only to fall back to levels experienced in the late 1990s. Factors that can cause price fluctuations include:

         o  The domestic and foreign supply of natural gas and oil
         o  Overall economic conditions
         o  The level of consumer product demand
         o  Weather conditions
         o  The price and availability of alternative fuels
         o  Political conditions in natural gas and oil producing regions
         o  The price of foreign imports
         o  Domestic and foreign governmental regulations

         Hedging our production may result in losses. From time to time, we enter into hedging arrangements on a portion of our natural gas and oil production to reduce our exposure to fluctuations in the prices of natural gas and oil. The value of such arrangements can be volatile and can materially affect our future reported financial results. Hedging arrangements also expose us to risk of financial loss in some circumstances including the following:

         o There is a change in the expected differential between the underlying price in the hedging agreement and actual prices received
         o  Production is less than expected
         o The other party to the hedging contract defaults on its contract obligations

         In addition, these hedging arrangements may limit the benefit we would receive from increases in the prices for natural gas and oil. Furthermore, if we choose not to engage in hedging arrangements in the future, we may be more adversely affected by changes in natural gas and oil prices than our competitors who engage in hedging arrangements. See "Hedging Activities" under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         There is only limited trading in our common stock, making our common stock more difficult to buy and sell than the common stock of companies with more active trading markets. Conversely, the sale of a substantial number of shares of our common stock may cause the market price of our common stock to fall. Since we commenced operation as a natural gas and oil exploration and development company in July 1999, there has been only limited trading in our common stock, making it more difficult to sell than the common stock of companies with more active trading markets. Our common stock was listed on the American Stock Exchange in January 2001 under the symbol "MCF". We can give no assurance that a more active trading market for our common stock ultimately will develop as a result of our common stock being listed on the American Stock Exchange.

         We face uncertainty in calculating reserves, rates of production, development expenditures and cash flows. There are numerous uncertainties inherent in estimating quantities of natural gas and oil reserves of any category and in projecting future rates of production and timing of development expenditures, which underlie the reserve estimates, including many factors beyond our control. Reserve data represent only estimates. In addition, the estimates of future net cash flows from our proved reserves and their present value are based upon various assumptions about future production levels, prices and costs that may prove to be incorrect over time. Any significant variance from the assumptions could result in the actual quantity of reserves and future net cash flows from them being materially different from the estimates. In addition, our estimated reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices, operating and development costs and other factors.

         We depend on the services of our president and chief executive officer, and implementation of our business plan could be seriously impacted if we lost his services. We depend heavily on the services of Kenneth R. Peak, our president and chief executive officer. We do not maintain any "key person" life insurance policy on or have an employment agreement with Mr. Peak. The loss of his services could seriously impact or prevent us from implementing our business plan.

         We depend on the technical services provided by Juneau Exploration Company, L.L.C. and could be seriously harmed if our alliance agreement were terminated. Because we have only four employees, none of whom are geoscientists, we are dependent upon alliance partners for the success of our natural gas and oil exploration projects and expect to remain so for the foreseeable future. In particular, we have an agreement with Juneau Exploration to source, screen, generate and present exploration and acquisition opportunities to us. This agreement is cancelable by Juneau Exploration with 180 days notice. The loss of the services of Juneau Exploration could have a material adverse effect on us and could prevent us from pursuing our business plan.

         Exploration is a high risk activity, and our participation in drilling activities may not be successful. We have just completed our first year of meaningful levels of natural gas production and oil and proved reserves. ___ Our future success will largely depend on the success of our exploration drilling program. Participation in drilling activities involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

         o  Unexpected drilling conditions
         o Blowouts, fires or explosions with resultant injury, death or environmental damage
         o  Pressure or irregularities in formations
         o  Equipment failures or accidents
         o  Adverse weather conditions
         o Compliance with governmental requirements and laws, present and future
         o Shortages or delays in the availability of drilling rigs and the delivery of equipment

         Even when properly used and interpreted, 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. Poor results from our drilling activities would materially and adversely affect our future cash flows and results of operation.

         Shut-in wells, curtailed production and other production interruptions may affect our ability to do business. Any portion of our future production may be curtailed or shut-in for considerable periods of time due to any one or a combination of the following factors:

         o  A lack of market demand
         o  Problems with a well
         o  Governmental regulations
         o  Pipeline and processing interruptions
         o  Production allocations
         o  Diminished pipeline capacity
         o  Natural disasters

         Most of our natural gas and oil production is concentrated in south Texas and is sold to a single purchaser. Most of our current production comes from wells drilled in south Texas. This production is being sold to a single purchaser. Although a limited number of other marketing options are available to us, any disruption of our marketing arrangements or financial difficulties with our purchaser, or alternative marketing sources, could have an adverse effect on our business and financial results.

         The natural gas and oil business involves many operating risks that can cause substantial losses. The natural gas and oil business involves a variety of operating risks, including:

         o  Fires and explosions
         o  Blow-outs and surface cratering
         o Uncontrollable flows of underground natural gas, oil or formation water
         o  Natural disasters
         o  Pipe and cement failures
         o  Casing collapses
         o  Embedded oilfield drilling and service tools
         o  Abnormal pressure formations
         o Environmental hazards such as natural gas leaks, oil spills, pipeline ruptures or discharges of toxic gases

         If any of these events occur, we could incur substantial losses as a result of:

         o  Injury or loss of life
         o Severe damage to and destruction of property, natural resources or equipment
         o  Pollution and other environmental damage
         o  Clean-up responsibilities
         o  Regulatory investigation and penalties
         o  Suspension of our operations
         o  Repairs necessary to resume operations

         Offshore operations also are subject to a variety of operating risks peculiar to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities that could reduce the funds available for exploration, development or leasehold acquisitions, or result in loss of properties.

         If we were to experience any of these problems, it could affect well bores, platforms, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. In accordance with customary industry practices, we maintain insurance against some, but not all, of these risks. Losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We cannot assure you that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that particular types of coverage will be available. An event that is not fully covered by insurance could have a material adverse effect on our financial position and results of operations.

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

         If we acquire or discover any natural gas and oil reserves, actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and ultimate quantities of recoverable natural gas and oil most likely will vary from any previous estimates. Any significant variance could materially affect the estimated quantities and present value of reserves we may report. In addition, we may adjust previously reported estimates of proved reserves to reflect production history, results of further exploration and development activities, prevailing natural gas and oil prices and other factors, many of which are beyond our control.

         We have no assurance of title to our leased interests. Contango's practice in acquiring exploration leases or undivided interests in natural gas and oil leases is not to incur the expense of retaining lawyers to examine the title to the mineral interest prior to executing the lease. Instead, we rely upon the judgment of lease brokers or landmen who perform the field work in examining records in the appropriate governmental, county or parish clerk's office before leasing a specific mineral interest. This practice is widely followed in the industry. Prior to the drilling of an exploration well, however, the operator of the well will typically obtain a preliminary title review of the drillsite lease and/or spacing unit within which the proposed well is to be drilled to ensure there are no obvious deficiencies in title to the well and, if there are deficiencies, to cure those defects to the extent reasonably possible. It does happen, from time to time that the examination made by the title lawyers reveals that the lease or leases are invalid, having been purchased in error from a person who is not the rightful owner of the mineral interest desired.

         Competition in the natural gas and oil industry is intense, and we are smaller and have a more limited operating history than most of our competitors. We compete with a broad range of natural gas and oil companies in our exploration and property acquisition activities. We also compete for the equipment and labor required to operate and develop these properties. Most of our competitors have substantially greater financial resources than we do. These competitors may be able to pay more for exploratory prospects and productive natural gas and oil properties. Further, they may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to explore for natural gas and oil and to acquire additional properties in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, most of our competitors have been operating for a much longer time than we have and have demonstrated the ability to operate through industry cycles. We cannot assure you that we will be able to compete effectively with these companies or in such a highly competitive environment.

         We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business. Our operations are subject to numerous laws and regulations governing the operation and maintenance of our facilities and the discharge of materials into the environment. Failure to comply with such rules and regulations could result in substantial penalties and have an adverse effect on us. These laws and regulations may:

         o  Require that we obtain permits before commencing drilling
         o Restrict the substances that can be released into the environment in connection with drilling and production activities
         o Limit or prohibit drilling activities on protected areas, such as wetlands or wilderness areas
         o Require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells

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

         We do not intend to pay dividends on our common stock. We have never declared or paid a dividend on our common stock and do not expect to do so in the foreseeable future. We currently intend to retain any future earnings for funding growth, and, therefore, holders of our common stock will not be able to receive a return on their investment unless they sell their shares.

         Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law could adversely effect a potential acquisition by third parties that may ultimately be in the financial interests of our stockholders. Our certificate of incorporation, bylaws and the Delaware General Corporation Law contain provisions that may discourage unsolicited takeover proposals. These provisions could have the effect of inhibiting fluctuations in the market price of our common stock that could result from actual or rumored takeover attempts, preventing changes in our management or limiting the price that investors may be willing to pay for shares of common stock. These provisions, among other things, authorize the board of directors to designate the terms of and issue new series of preferred stock, limit the personal liability of directors, require us to indemnify directors and officers to the fullest extent permitted by applicable law and impose restrictions on business combinations with some interested parties.

ITEM 2.  DESCRIPTION OF PROPERTIES

GENERAL

         Contango is a Houston-based, independent natural gas and oil company. The company explores for, develops and produces natural gas, crude oil and natural gas liquids onshore in the Gulf Coast, offshore Gulf of Mexico and in the Rocky Mountains. Our entry into the natural gas and oil business began on July 1, 1999. We have not filed any reports of estimates of proved net oil or gas reserves with any federal authority or agency since the beginning of the last fiscal year.

PRODUCTION, PRICES AND OPERATING EXPENSES

         The following table presents information regarding the production volumes, average sales prices received and average production costs associated with our sales of natural gas and oil for the period indicated. Oil and natural gas liquids are compared with natural gas in terms of million cubic feet equivalent and billion cubic feet equivalent. One barrel of oil is the energy equivalent of six Mcf of natural gas. Contango had no natural gas and oil production prior to the fiscal year ended June 30, 2000.

                                                                       YEAR ENDED JUNE 30,
                                                                 -----------------------------
                                                                    2001               2000
                                                                 ----------          ---------
Production:
  Natural gas (thousand cubic feet) ....................          3,570,026             28,094
  Oil and condensate (barrels) .........................            122,093              6,384
    Total (thousand cubic feet equivalent) .............          4,302,584             66,398

  Natural gas (thousand cubic feet per day) ............              9,781                 77
  Oil and condensate (barrels per day) .................                335                 17
    Total (thousand cubic feet equivalent per day) .....             11,791                179

Average sales price:
  Natural gas (thousand cubic feet) ....................         $     5.92         $     4.16
  Oil and condensate (barrels) .........................              27.95              28.43
    Total (thousand cubic feet equivalent) .............               5.71               4.49

Operating expenses (per thousand cubic feet equivalent):
  Production and severance taxes .......................         $     0.39         $     0.12
  Lease operating expense (before taxes) ...............               0.22               1.16

Other expenses (per thousand cubic feet equivalent):
  Depreciation, depletion and amortization of
    natural gas and oil properties .....................         $     0.92         $     5.15
General and administrative expense .....................               0.55              11.50

DEVELOPMENT, EXPLORATION AND ACQUISITION CAPITAL EXPENDITURES

         The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities for the fiscal years ended June 30, 2001 and 2000:

                                                  YEAR ENDED JUNE 30,
                                            -------------------------------
                                               2001                2000
                                            -----------         -----------
Property Acquisition Costs:
  Unproved ........................         $ 1,901,405         $   143,367
  Proved ..........................                  --             418,531
Exploration costs .................          20,867,565           2,395,471
Development costs .................                  --                  --
                                            -----------         -----------
  Total costs .....................         $22,768,970         $ 2,957,369
                                            ===========         ===========

DRILLING ACTIVITY

         The following table shows our drilling activity for the fiscal years ended June 30, 2001 and 2000. In the table, "gross" wells refer to wells in which we have a working interest and "net" wells refer to gross wells multiplied by our working interest in such wells. We drilled no development wells during the fiscal years ended June 30, 2001 and 2000.

                                               YEAR ENDED JUNE 30,
                                   --------------------------------------------
                                          2001                     2000 (1)
                                   ------------------         -----------------
                                   GROSS          NET         GROSS         NET
                                   -----         ----         -----         ---
Exploratory Wells:
  Productive ..............         24.0         10.2          2.0          0.9
  Non-productive ..........          7.0          3.0          6.0          0.8
                                    ----         ----          ---          ---
    Total .................         31.0         13.2          8.0          1.7
                                    ====         ====          ===          ===

Development Wells:
  Productive ..............           --           --           --           --
  Non-productive ..........           --           --           --           --
                                    ----         ----          ---          ---
    Total .................           --           --           --           --
                                    ====         ====          ===          ===

----------
(1) During the fiscal year ended June 30, 2000, we spent a total of approximately $1.9 million drilling two productive wells, in which we had an average working interest of approximately 43%, and we spent a total of approximately $190,000 drilling six non-productive wells, in each of which we had an average working interest of approximately 14%.

EXPLORATION AND DEVELOPMENT ACREAGE

         Our principal natural gas and oil properties consist of producing and non-producing natural gas and oil leases. The following table indicates our interests in developed and undeveloped acreage as of June 30, 2001:

                                           DEVELOPED             UNDEVELOPED
                                          ACREAGE (1)            ACREAGE (2)
                                      --------------------   -------------------
                                      GROSS (3)    NET (4)   GROSS (3)   NET (4)
                                      ---------    -------   ---------   -------
 Onshore:
   Texas...........................    7,223       2,829      16,798       924
   Utah............................       --          --      82,000     4,100

 Offshore State Waters:
   Louisiana.......................    1,250         266          --        --
   Texas...........................      938         103          --        --

 Offshore Outer Continental Shelf:
   Louisiana.......................       --          --      23,015     6,311
                                       -----       -----     -------    ------
     Total.........................    9,411       3,198     121,813    11,335
                                       =====       =====     =======    ======

-----------------
(1) Developed acreage consists of acres spaced or assignable to productive wells.
(2) Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.
(3) Gross acres refer to the number of acres in which we own a working interest.
(4) Net acres represents the number of acres attributable to an owner's proportionate working interest and/or royalty interest in a lease (e.g., a 50% working interest in a lease covering 320 acres is equivalent to 160 net acres).

PRODUCTIVE WELLS

         The following table sets forth the number of gross and net productive natural gas and oil wells in which we owned an interest as of June 30, 2001:

                             TOTAL PRODUCTIVE
                                 Wells (1)
                           ---------------------
                           Gross (2)     Net (3)
                           ---------    --------
Natural gas ........         40.0         11.2
Oil ................          3.0          0.3
                             ----         ----
  Total ............         43.0         11.5
                             ====         ====

----------
(1) Productive wells are producing wells and wells capable of production.
(2) A gross well is a well in which we own an interest.
(3) The number of net wells is the sum of our fractional working interests owned in gross wells. Under our agreement with Juneau Exploration, Juneau Exploration will back in for a proportionately reduced 25% working interest in each of the above wells after achieving a defined payout.

NATURAL GAS AND OIL RESERVES

         The following table presents estimated net proved natural gas and oil reserves and the net present value of the reserves at June 30, 2001 based on a reserve report prepared by William M. Cobb & Associates, Inc. in accordance with the rules and regulations of the Securities and Exchange Commission. The present values, discounted at 10% per annum, of estimated future net cash flows before income taxes shown in the table are not intended to represent the current market value of the estimated natural gas and oil reserves we own. For further information concerning the present value of future net cash flows from these proved reserves, see "Supplemental Oil and Gas Disclosures".

                                                     PROVED RESERVES AS OF JUNE 30, 2001
                                            ---------------------------------------------------
                                              DEVELOPED         UNDEVELOPED            TOTAL
                                            -----------         -----------         -----------
Natural gas (Mcf) .................          14,013,780           2,120,154          16,133,934
Oil and condensate (Bbls) .........             299,906              35,551             335,457
Total proved reserves (Mcfe) ......          15,813,216           2,333,460          18,146,676

Pre-tax net present value(1) ......         $37,748,571         $ 4,877,226         $42,625,797

----------
(1) The pre-tax net present value of estimated future cash flows before income taxes was determined by using actual prices received by Contango as of June 30, 2001 of $4.08 per million cubic feet of natural gas and $24.26 per barrel of oil.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended June 30, 2001, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         In January 2001, our common stock commenced trading on the American Stock Exchange under the symbol "MCF". Prior to listing on the American Stock Exchange, our common stock was traded on the Nasdaq over the counter bulletin board. All prices reflect a two for one reverse stock split effective December 2000. A limited market exists for the trading of our common stock. The table below sets forth the high and low closing prices of our common stock at the end of the quarter for the fiscal years ended June 30, 2000 and 2001. Over the counter market quotations included in the table below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                             HIGH          LOW
                                                           --------      --------
Fiscal Year 2000:
     Quarter ended September 30, 1999 ............         $   1.25      $   0.25
     Quarter ended December 31, 1999 .............             2.00          1.25
     Quarter ended March 31, 2000 ................             2.00          1.50
     Quarter ended June 30, 2000 .................             2.25          1.50

Fiscal Year 2001:
     Quarter ended September 30, 2000 ............         $   7.06      $   1.50
     Quarter ended December 31, 2000 .............             5.91          3.25
     Quarter ended March 31, 2001 ................             7.50          4.65
     Quarter ended June 30, 2001 .................             5.09          3.72

         As of September 17, 2001, there were 11,501,882 shares of Contango common stock outstanding, held by 170 holders of record.

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

         At the annual meeting of stockholders held September 28, 1999, the stockholders approved an amendment to the articles increasing the number of authorized shares of common stock from 12,375,000 to 50,000,000.

         In August 1999, Contango completed a private placement of 3,230,000 shares of its common stock for $0.20 per share and warrants to purchase 1,230,000 shares of common stock at $2.00 per share, raising gross proceeds of $670,600. The securities were offered and sold to private investors pursuant to Regulation D under the Securities Act of 1933, and there were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

         Contango entered into an agreement with Juneau Exploration effective as of September 1, 1999. Pursuant to the agreement, Juneau Exploration received 200,000 shares of common stock as part of its remuneration upon execution of the agreement.

         In October 1999, Contango completed a private placement of 1,890,000 shares of its common stock for $0.60 per share, raising gross proceeds of $1,134,000. The securities were offered and sold to private investors pursuant to Regulation D under the Securities Act of 1933, and there were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

         In December 1999, Contango completed a private placement of 722,000 shares of its common stock at a gross price of $1.50 per share (net price of $1.44 per share after commissions) for net proceeds of $1,035,250. In addition to the $47,750 paid as cash commissions, options to purchase 31,834 shares of Contango's common stock at $2.00 per share were granted as commissions. All of the purchasers were "accredited investors" as defined in Rule 501 of Regulation D of the Securities Act of 1933, and the issuance of the securities was exempt from registration pursuant to Regulation D.

         Also in December 1999, Contango sold in a private placement 1,851,852 shares of its common stock and a warrant to purchase 185,185 shares of common stock at $2.00 per share to Trust Company of the West, as investment manager and custodian on behalf of a client, for net proceeds after discounts of $2,500,000, or $1.35 per share. As part of the securities purchase agreement, as amended, between Contango and Trust Company of the West, Trust Company of the West at its option and so long as it holds at least 5% of Contango's outstanding common shares, will be entitled to designate a person to attend meetings of the board of directors for the purpose of observing such meeting on behalf of Trust Company of the West. The issuance of the securities to Trust Company of the West was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

         During the quarter ended March 31, 2000 as part of a private placement, Contango sold 47,667 shares of its common stock at a price of $1.50 per share for total proceeds of $71,500. All of the purchasers were "accredited investors" as defined in Rule 501 of Regulation D of the Securities Act of 1933, and the issuance of the securities was exempt from registration under Rule 506 of Regulation D. There were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

         In June 2000, Contango sold to the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund 1,250,000 shares of its common stock at a price of $2.00 per share for proceeds of $2,500,000 and granted a 90-day option to purchase an additional 1,250,000 shares of common stock at $2.00 per share. The Southern Ute Indian Tribe was an "accredited investor", as defined in Rule 501 of Regulation D of the Securities Act of 1933, and the issuance of the securities was exempt from registration pursuant to Regulation D. There were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

         On August 24, 2000, Contango sold in a private placement transaction 2,500 shares of its Series A senior convertible cumulative preferred stock (the "Series A Preferred Stock") and a five-year warrant to purchase 250,000 shares of common stock at an exercise price of $2.00 per share to Trust Company of the West, as an investment manager and custodian on behalf of a client, for net proceeds of $2,500,000. Series A Preferred Stock ranks prior to the company's common stock (and any other junior stock) with respect to the payment of dividends or distributions and upon liquidation, dissolution, winding-up or otherwise and is pari passu to the company's Series B senior convertible cumulative preferred stock. Holders of Series A Preferred Stock are entitled to receive quarterly dividends at a dividend rate equal to 8% per annum if paid in cash on a current quarterly basis or otherwise at a rate of 10% per annum if not paid on a current quarterly basis or if paid in shares of Series A Preferred Stock, in each case, computed on the basis of $1,000 per share. Holders of Series A Preferred Stock may, at their discretion, elect to convert such shares to shares of the company's common stock at a conversion price of $2.50 per share. The exercise price is subject to adjustment upon certain events, including stock splits and combinations, stock and other dividends and the issuance of certain additional securities. In addition, upon the occurrence of certain events, the company may elect to convert all of the outstanding shares of Series A Preferred Stock at a conversion price of $2.50 per share. As a result of the transaction, Trust Company of the West, in its capacities as investment manager and custodian, beneficially owned approximately 20% of the company's total diluted common shares as of June 30, 2001. The issuance of the securities to Trust Company of the West was exempt from registration under
Section 4(2) of the Securities Act, as it did not involve a public offering of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

         On August 24, 2000, the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund exercised the option it previously acquired to purchase 1,250,000 shares of common stock for net proceeds of $2,500,000. In order to induce the Southern Ute Indian Tribe Growth Fund to exercise such option, the company issued to the Southern Ute Indian Tribe Growth Fund a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $2.00 per share. As a result of the transaction, the Southern Ute Indian Tribe Growth Fund beneficially owned approximately 16% of the company's total diluted common shares as of June 30, 2001. The issuance of securities to the Southern Ute Indian Tribe Growth Fund was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

         On August 24, 2000, as part of the formation of Republic Exploration, we granted to each of Juneau Exploration, Trust Company of the West and a private company in separate private placement transactions a five-year warrant to purchase 62,500 shares of common stock at an exercise price of $2.00 per share. The issuance of these two five-year warrants was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placements.

         On September 27, 2000, Contango sold in a private placement transaction 5,000 shares of its Series B senior convertible cumulative preferred stock (the "Series B Preferred Stock") to Aquila Energy Capital Corporation for net proceeds of $5,000,000. Series B Preferred Stock ranks prior to the company's common stock (and any other junior stock) with respect to the payment of dividends or distributions and upon liquidation, dissolution, winding-up or otherwise and is pari passu to the company's Series A Preferred Stock. Holders of Series B Preferred Stock are entitled to receive quarterly dividends at a dividend rate equal to 8% per annum if paid in cash on a current quarterly basis or otherwise at a rate of 10% per annum if not paid on a current quarterly basis or if paid in shares of Series B Preferred Stock, in each case, computed on the basis of $1,000 per share. Holders of Series B Preferred Stock may, at their discretion, elect to convert such shares to shares of the company's common stock at a conversion price of $4.40 per share. The exercise price is subject to adjustment upon certain events, including stock splits and combinations, stock and other dividends and the issuance of certain additional securities. In addition, upon the occurrence of certain events, the company may elect to convert all of the outstanding shares of Series B Preferred Stock at a conversion price of $4.40 per share. As a result of the transaction, Aquila Energy Capital beneficially owned approximately 7% of the company's total diluted common shares as of June 30, 2001. The issuance of the securities to Aquila Energy Capital Corporation was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

         On November 11, 2000, as part of the agreement to extend the date of Contango's option to acquire an additional 23.3% of Republic Exploration, we granted to each of Juneau Exploration and a private company in separate private placement transactions a five-year warrant to purchase an additional 62,500 shares of common stock at an exercise price of $2.00 per share. The issuance of these two five-year warrants was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placements.

         On December 1, 2000, Contango changed its state of incorporation from Nevada to Delaware and in connection with this reincorporation affected a 2 for 1 reverse stock split. All common share and per share amounts in this document have been adjusted to reflect this 2 for 1 reverse stock split.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We are an independent energy company engaged in the exploration and production of natural gas and oil in the United States. Our entry into the natural gas and oil business began on July 1, 1999. We did not produce any natural gas or oil prior to November 1999.

RESULTS OF OPERATIONS

         The following is a discussion of the results of our operations for the fiscal year ended June 30, 2001, compared to those for the fiscal year ended June 30, 2000, and should be read in conjunction with the financial statements and the accompanying notes and other information included elsewhere in this Form 10-KSB. The results of operations for the period ended June 30, 2001 are not directly comparable to results for the period ended June 30, 2000, as we did not operate as a natural gas and oil exploration and production company prior to July 1999 and had only minimal operations during the fiscal year ended June 30, 2000. We produced no natural gas or oil prior to November 1999.

         Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $24.5 million for the fiscal year ended June 30, 2001. This primarily was attributable to production from our onshore south Texas exploration play that commenced in late June 2000. We reported natural gas and oil sales for the fiscal year ended June 30, 2000 of approximately $298,300. Our fiscal year 2000 sales were primarily attributable to production from the Eugene Island 28 well offshore Louisiana that commenced in May 2000 and, to a lesser extent, to a discovery onshore south Texas that commenced production in late June 2000.

         Loss From Hedging Activities. For the fiscal year ended June 30, 2001, we reported a loss from hedging activities of approximately $557,700. This loss was the net effect of approximately $1.3 million of realized hedging losses during the fiscal year ended June 30, 2001 and approximately $888,400 of fair market value of our hedging contracts at June 30, 2001. We had no hedging activity during the fiscal year ended June 30, 2000.

         Lease Operating Expenses. For the fiscal year ended June 30, 2001, we reported approximately $2.6 million of lease operating expense including production and severance taxes. These expenses were associated primarily with our south Texas production. We reported lease operating expenses including production and severance taxes of approximately $85,300 during the fiscal year ended June 30, 2000.

         Exploration Expenses. For the fiscal year ended June 30, 2001, we reported approximately $4.2 million of exploration expense. This was primarily attributable to approximately $2.8 million of dry hole costs associated with drilling in south Texas and $1.2 million of geological and geophysical costs. We reported approximately $604,100 of exploration expense during the fiscal year ended June 30, 2000. This was attributable to approximately $190,000 of dry hole costs associated with exploratory drilling onshore Texas and approximately $414,000 of other geological and geophysical costs.

         Depreciation, Depletion and Amortization. For the fiscal year ended June 30, 2001, we reported approximately $4.0 million of depreciation, depletion and amortization. This primarily was attributable to depletion and amortization related to our production both onshore Texas and offshore. For the fiscal year ended June 30, 2000, we reported approximately $344,800 of depreciation, depletion and amortization.

         Impairment of Proved Oil and Gas Properties. For the fiscal year ended June 30, 2001, we reported impairments of approximately $300,500. This was attributable to a write down of capitalized costs at the Brazos #436 well, offshore Texas. For the fiscal year ended June 30, 2000, we reported impairments of approximately $548,200. This was attributable to a write down of capitalized costs at the Eugene Island 28 well and certain onshore properties located in Colorado, Ft. Bend and Wharton Counties, Texas.

         General and Administrative Expense. General and administrative expense increased approximately $1.6 million, from approximately $763,600 for the fiscal year ended June 30, 2000 to approximately $2.4 million for the fiscal year ended June 30, 2001. This increase primarily was attributable to a significantly higher level of operational and financial activities during the fiscal year ended June 30, 2001. Major components of general and administrative expense for the fiscal year ended June 30, 2001 included approximately $997,900 in salaries, bonuses, benefits and other compensation, $400,400 legal, $427,100 office administration expense, $107,500 insurance and $162,500 accounting and audit.

         Interest Income. We reported interest income of approximately $414,400 and $141,000 for the fiscal years ended June 30, 2001 and 2000, respectively. Interest income was derived from interest earned on our cash balances during the reporting periods. The increase in interest income was due to the increase in cash balances resulting from proceeds of various equity offerings completed during the fiscal year ended June 30, 2001 as well as an increased level of cash as a result of increased sales of natural gas and oil.

         Gain on Sale of Assets. During the fiscal year ended June 30, 2000, we reported a gain of approximately $70,200 on the sale of natural gas and oil properties. This primarily was associated with the sale of approximately 2,000 gross unproved leasehold acres in Shelby County in Texas. There was no such gain for the fiscal year ended June 30, 2001.

CAPITAL RESOURCES AND LIQUIDITY

         During the fiscal year ended June 30, 2001, we funded our activities with cash on hand, supplemented by internally generated cash flow and with $10.0 million in proceeds from three private placements of our common and preferred stock. In August 2000, we raised $2.5 million in a private placement of our common stock with the Southern Ute Indian Tribe Growth Fund and $2.5 million in a private placement of our Series A preferred stock with Trust Company of the West. In September 2000, we sold $5.0 million of our Series B preferred stock to Aquila Energy Capital Corporation. These transactions bring the total equity we have raised since July 1999 to approximately $17.9 million. In addition to these equity transactions, we reported revenues from operations for the fiscal year ended June 30, 2001 of approximately $24.0 million and EBITDAX (earnings before interest expense, taxes, depreciation, depletion and amortization, impairment expense and expensed exploration expenditures) of approximately $19.4 million. Capital expenditures for the fiscal year ended June 30, 2001 totaled approximately $28.1 million.

         At September 17, 2001, we had approximately $7.8 million in cash on hand and borrowing capability of $9.0 million under our existing credit facility.

         During the fiscal year ended June 30, 2001, we invested $6.7 million in Republic Exploration in return for a 33.3% equity interest. Republic Exploration has the license rights to existing and newly reprocessed 3-D seismic data covering over 8,600 square miles of the shallow waters of the Gulf of Mexico continental shelf and was formed to evaluate, generate, acquire and explore prospects using this seismic data. To date, Republic Exploration has generated and leased eight prospects in the Gulf of Mexico using this data. Republic Exploration and Contango Operators acquired five of these prospects jointly in the March 2001 Central Gulf of Mexico Lease Sale 178 (see discussion below). Of the three remaining prospects, one was unsuccessfully drilled in June 2001 and the remaining two prospects are still being evaluated. We do not expect cash distributions from Republic Exploration for the foreseeable future.

         We formed Contango Operators to develop the capability to act as operator in our Gulf of Mexico exploration activities. In March 2001, Contango Operators, bidding together with Republic Exploration, was awarded five lease blocks offered by the MMS at the Central Gulf of Mexico OCS Lease Sale 178. In August 2001, Contango Operators and Republic Exploration entered into an agreement with a private company covering Eugene Island Block 110 and Grand Isle Blocks 24 and 28 and an option agreement on Eugene Island 113B. Under the agreement, Contango Operators and Republic Exploration will be carried on exploration and development activities and will receive a reversionary interest at payout of each block. Drilling is expected to commence prior to year end. Disposition of the fifth block is being evaluated.

         We expect to continue our exploration focus in fiscal year 2002. Drilling activities continue in south Texas, and we expect to have a sufficient number of additional well locations to continue to drill through the balance of calendar year 2001. Contango has an after payout carried working interest in three offshore prospects that we expect will be drilled within the next year. In addition, Contango, through its 33.3% ownership of Republic Exploration, has an additional after payout carried interest in these three offshore prospects, plus an additional after payout carried working interest in a fourth offshore prospect. In the Rocky Mountains, we expect to start exploration activities on the Naval Oil Shale Reserve 2 (NOSR2) next year. We are hopeful to be able to expand our Rocky Mountain activities to other projects during the year. Capital expenditures for the current fiscal year ending June 30, 2002 are planned at about $10 - $20 million.

         We believe that our cash on hand together with our anticipated cash flow from operations and funds available under our credit facility will be adequate to satisfy planned capital expenditures over the next twelve months. We may continue to seek additional equity or other financing to fund possible acquisitions, an expanded exploration program and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations. We cannot assure you that we will have sufficient funds available if needed.

HEDGING ACTIVITIES

         Since June 30, 2001, Contango has bought and sold various hedge contracts resulting in a net realized gain of approximately $3.7 million. The following table sets forth the Company's pricing and notional volumes on open commodity derivative contracts as of September 17, 2001 and having a fair market value at such date of $(743,890).

                                                                              STRIKE
               CONTRACT DESCRIPTION                         TERM             PRICE (1)     QUANTITY (2)
-------------------------------------------------  ----------------------  -------------  --------------
Natural gas call (purchased).....................       10/2001 - 12/2001     $12.00        100,000/mth
Natural gas swap (received fixed)................                 12/2001       3.11         12,000/day
Natural gas swap (received fixed)................       01/2001 - 03/2002       3.18         12,000/day
Natural gas swap (received fixed)................       04/2002 - 12/2002       3.18         10,000/day
Natural gas swap (received fixed)................       01/2003 - 12/2003       3.31          8,000/day

----------
(1)  Per Mmbtu.
(2)  Natural gas quantities in Mmbtu.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplemental information required to be filed under this item are presented on pages Page F-1 through F-22 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information regarding directors, executive officers, promoters and control persons required under Item 9 of Form 10-KSB will be contained in Contango's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Election of Directors", "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act of 1934, as amended, not later than 120 days after June 30, 2001.

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

 EXHIBIT NO.                     DESCRIPTION
 -----------                     -----------
    3.1 Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation. (8)
    3.2        Bylaws of Contango Oil & Gas Company, a Delaware corporation. (8)
    3.3 Agreement and Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and of Contango Oil & Gas Company, a Nevada corporation. (8)
    4.1        Facsimile of common stock certificate of the Company. (1)
    4.2 Certificate of Designations, Preferences and Relative Rights and Limitations for Series A Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (5)

    4.3        Certificate of Designations, Preferences and Relative Rights and
               Limitations for Series B Senior Convertible Cumulative Preferred
               Stock of Contango Oil & Gas Company, a Delaware corporation. (7)
    10.1       Alcorn/MGPX Oil & Gas Lease Acquisition Agreement. (2)
    10.2       Agreement, dated effective as of September 1, 1999, between
               Contango Oil & Gas Company and Juneau Exploration, L.L.C. (2)
    10.3       Securities Purchase Agreement between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)
    10.4       Warrant to Purchase Common Stock between Contango Oil & Gas
               Company and Trust Company of the West, dated December 29, 1999.
               (3)
    10.5       Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas
               Company and Trust Company of the West, dated December 29, 1999.
               (3)
    10.6       Securities Purchase Agreement by and between Contango Oil & Gas
               Company and the Southern Ute Indian Tribe doing business as the
               Southern Ute Indian Tribe Growth Fund dated June 8, 2000. (4)
    10.7       Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West,
               in its capacities as Investment Manager and Custodian. (5)
    10.8       Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and the Southern Ute Indian
               Tribe doing business as the Southern Ute Indian Tribe Growth
               Fund. (5)
    10.9       Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries
               Incorporated. (5)
    10.10      Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration
               Company, L.L.C. (5)
    10.11      Amendment dated August 14, 2000 to agreement between Contango Oil
               & Gas Company and Juneau Exploration Company, L.L.C. dated effective as of September 1, 2000. (6)
    10.12      Securities Purchase Agreement dated September 27, 2000 by and between Contango Oil & Gas Company and Aquila Energy Capital
               Corporation. (7)
    10.13      Credit Agreement between Contango Oil & Gas Company and Bank One,
               Texas, National Association, dated December 1, 2000. (9)
    10.14+     Credit Agreement between Contango Oil & Gas Company and Guaranty
               Bank, FSB, dated June 29, 2001.
    23.1+      Consent of William M. Cobb & Associates, Inc.
    99.1       Press Release of Contango Oil & Gas Company dated August 24,
               2000. (5)
    99.2       Press Release of Contango Oil & Gas Company dated September 27,
               2000. (7)
    99.3       Press Release of Contango Oil & Gas Company dated December 1,
               2000. (8)
----------
+  Filed herewith.

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


                                    CONTANGO OIL & GAS COMPANY

                                    /s/  KENNETH R. PEAK
                                    --------------------------------------------
                                    KENNETH R. PEAK
                                    President, Chief Executive Officer, Chief
                                    Financial Officer, Secretary (principal
                                    executive, financial and accounting officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                         TITLE                      DATE
-------------------------        ---------------------       ------------------

/s/  KENNETH R. PEAK             Chairman of the Board       September 17, 2001
-------------------------
KENNETH R. PEAK


/s/  JAY BREHMER                        Director             September 17, 2001
-------------------------
JAY BREHMER


/s/  JOHN B. JUNEAU                     Director             September 17, 2001
-------------------------
JOHN B. JUNEAU


/s/  JOSEPH J. ROMANO                   Director             September 17, 2001
-------------------------
JOSEPH J. ROMANO


/s/  DARRELL W. WILLIAMS                Director             September 17, 2001
-------------------------
DARRELL W. WILLIAMS


/s/  ROBERT J. ZAHRADNIK                Director             September 17, 2001
-------------------------
ROBERT J. ZAHRADNIK

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                        Page
                                                                                                        ----
Report of Independent Public Accountants.............................................................    F-2

Consolidated Balance Sheets, June 30, 2001...........................................................    F-3

Consolidated Statements of Operations for the Years Ended June 30, 2001 and 2000.....................    F-4

Consolidated Statements of Cash Flows for the Years Ended June 30, 2001 and 2000.....................    F-5

Consolidated Statements of Shareholders' Equity for the Years
     Ended June 30, 2001 and 2000....................................................................    F-6

Notes to Consolidated Financial Statements...........................................................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Contango Oil & Gas Company:

         We have audited the accompanying consolidated balance sheets of Contango Oil & Gas Company (a Delaware corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Contango Oil & Gas Company and subsidiaries as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.




                                             ARTHUR ANDERSEN LLP

Houston, Texas
September 17, 2001

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                                JUNE 30,
                                                                                                    ------------------------------
                                                                                                         2001              2000
                                                                                                    ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents ...................................................................     $  1,586,342      $  3,770,906
  Accounts receivable, net ....................................................................        5,517,197           273,336
  Advances to operators .......................................................................               --         1,056,817
  Price hedge contracts .......................................................................          888,400                --
  Other .......................................................................................          313,140            65,785
                                                                                                    ------------      ------------
    Total current assets ......................................................................        8,305,079         5,166,844
                                                                                                    ------------      ------------

PROPERTY, PLANT AND EQUIPMENT:
  Natural gas and oil properties, successful efforts method of accounting:
    Proved properties .........................................................................       20,317,257         2,210,370
    Unproved properties, not being amortized ..................................................        2,587,354            61,919
  Furniture and equipment .....................................................................          120,388            22,806
  Accumulated depreciation, depletion and amortization ........................................       (4,866,732)         (893,060)
                                                                                                    ------------      ------------
    Total property, plant and equipment .......................................................       18,158,267         1,402,035
                                                                                                    ------------      ------------

OTHER ASSETS:
  Investment in Republic Exploration L.L.C ....................................................        5,047,476                --
  Other assets ................................................................................          211,375            73,625
                                                                                                    ------------      ------------
    Total other assets ........................................................................        5,258,851            73,625
                                                                                                    ------------      ------------
TOTAL ASSETS ..................................................................................     $ 31,722,197      $  6,642,504
                                                                                                    ============      ============

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ............................................................................     $    131,929      $    117,255
  Accrued exploration and development .........................................................        2,837,181                --
  Other accrued liabilities ...................................................................          554,146           119,865
                                                                                                    ------------      ------------
    Total current liabilities .................................................................        3,523,256           237,120
                                                                                                    ------------      ------------

DEFERRED INCOME TAXES .........................................................................        3,179,248                --

SHAREHOLDERS' EQUITY:
  Convertible preferred stock, 8%, Series A, $0.04 par value, 5,000 shares authorized, 2,500 shares issued and outstanding at
    June 30, 2001, liquidation preference of $1,000 per share .................................              100                --
  Convertible preferred stock, 8%, Series B, $0.04 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at
    June 30, 2001, liquidation preference of $1,000 per share..................................              200                --
  Common stock, $0.04 par value, 50,000,000 shares
    authorized, 11,501,882 and 10,198,330 shares issued
    and outstanding at June 30, 2001 and 2000, respectively ...................................          460,076           407,933
Additional paid-in capital ....................................................................       20,959,549         9,660,137
Retained earnings (deficit) ...................................................................        3,599,768        (3,662,686)
                                                                                                    ------------      ------------
    Total shareholders' equity ................................................................       25,019,693         6,405,384
                                                                                                    ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................................................     $ 31,722,197      $  6,642,504
                                                                                                    ============      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED JUNE 30,
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------      ------------
REVENUES:
  Natural gas and oil sales ................................     $ 24,548,723      $    298,339
  Loss from hedging activities .............................         (557,654)               --
                                                                 ------------      ------------
    Total revenues .........................................       23,991,069           298,339
                                                                 ------------      ------------

EXPENSES:
  Operating expenses .......................................        2,631,905            85,254
  Exploration expenses .....................................        4,167,427           604,136
  Depreciation, depletion and amortization .................        4,023,672           344,815
  Impairment of proved natural gas and oil properties ......          300,466           548,245
  General and administrative expense .......................        2,356,421           763,576
                                                                 ------------      ------------
    Total expenses .........................................       13,479,891         2,346,026
                                                                 ------------      ------------

INCOME (LOSS) FROM OPERATIONS ..............................       10,511,178        (2,047,687)

Interest expense ...........................................           (8,674)          (10,341)
Interest income ............................................          414,403           141,049
Gain on sale of assets .....................................               --            70,235
                                                                 ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES ..........................       10,916,907        (1,846,744)

Provision for income taxes .................................        3,179,248                --
                                                                 ------------      ------------

NET INCOME (LOSS) ..........................................        7,737,659        (1,846,744)
Preferred stock dividends ..................................          475,205                --
                                                                 ------------      ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK .............     $  7,262,454      $ (1,846,744)
                                                                 ============      ============

NET INCOME (LOSS) PER SHARE:
  Basic ....................................................     $       0.64      $      (0.37)
                                                                 ============      ============
  Diluted ..................................................     $       0.54      $      (0.37)
                                                                 ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic ....................................................       11,287,098         4,953,729
                                                                 ============      ============
  Diluted ..................................................       14,381,124         4,953,729
                                                                 ============      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED JUNE 30,
                                                                           ------------------------------
                                                                               2001              2000
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ....................................................     $  7,737,659      $ (1,846,744)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation, depletion and amortization .........................        4,023,672           344,815
    Impairment expense ...............................................          300,466           548,245
    Exploration capital expenditures .................................        2,824,304           190,611
    Provision for deferred income taxes ..............................        3,179,248                --
    Gain on sale of assets ...........................................               --           (70,235)
    Unrealized hedging gain ..........................................         (888,400)               --
    Stock-based compensation .........................................          131,738                --
    Changes in operating assets and liabilities:
      Increase in accounts receivable ................................       (5,013,840)         (257,639)
      Increase in prepaid insurance ..................................         (120,031)          (57,782)
      Increase in accounts payable ...................................              294           116,455
      Increase in other accrued liabilities ..........................          747,771           119,865
      Other ..........................................................           34,831                --
                                                                           ------------      ------------
        Net cash provided by (used in) operating activities ..........       12,957,712          (912,409)
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Natural gas and oil exploration and development expenditures .......      (21,425,847)       (2,577,469)
  Investment in Republic Exploration, L.L.C ..........................       (6,666,051)               --
  Additions to furniture and equipment ...............................          (37,730)          (22,806)
  Decrease (increase) in advances to operators .......................        1,056,696        (1,056,817)
  Increase in payables for capital expenditures ......................        2,537,445                --
  Proceeds from sale of assets .......................................               --           151,179
                                                                           ------------      ------------
    Net cash used in investing activities ............................      (24,535,487)       (3,505,913)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock,
    preferred stock and warrants .....................................        9,993,416         7,798,604
  Preferred stock dividends ..........................................         (475,205)          (75,565)
  Debt issue costs ...................................................         (125,000)               --
                                                                           ------------      ------------
    Net cash provided by financing activities ........................        9,393,211         7,723,039
                                                                           ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................       (2,184,564)        3,304,717
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................        3,770,906           466,189
                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................     $  1,586,342      $  3,770,906
                                                                           ============      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      PREFERRED STOCK            COMMON STOCK                          RETAINED         TOTAL
                                  ----------------------   -------------------------     PAID-IN       EARNINGS     SHAREHOLDERS'
                                    SHARES      AMOUNT        SHARES         AMOUNT      CAPITAL       (DEFICIT)       EQUITY
                                  ---------    ---------   ------------   ----------   ------------  ------------   -------------
BALANCE AT JUNE 30, 1999             16,792    $     672        754,933   $   30,197   $  2,198,597  $ (1,815,942)  $    413,524
Preferred stock conversion ....     (16,792)        (672)       251,880       10,075         (9,403)           --             --
Sale of shares ................          --           --      8,991,517      359,661      7,527,088            --      7,886,749
Sale of warrants ..............          --           --             --           --         24,600            --         24,600
Issuance of shares ............          --           --        200,000        8,000         32,000            --         40,000
Offering expenses .............          --           --             --           --       (112,745)           --       (112,745)
Net loss ......................          --           --             --           --             --    (1,846,744)    (1,846,744)
                                  ---------    ---------   ------------   ----------   ------------  ------------   ------------
BALANCE AT JUNE 30, 2000                 --           --     10,198,330      407,933      9,660,137    (3,662,686)     6,405,384

Stock-based compensation ......          --           --         24,302          973      1,360,964            --      1,361,937
Exercise of stock options .....          --           --         29,250        1,170         56,830            --         58,000
Sale of shares ................       7,500          300      1,250,000       50,000      9,949,700            --     10,000,000
Offering expenses .............          --           --             --           --        (68,082)           --        (68,082)
Net income ....................          --           --             --           --             --     7,737,659      7,737,659
Preferred stock dividends .....          --           --             --           --             --      (475,205)      (475,205)
                                  ---------    ---------   ------------   ----------   ------------  ------------   ------------
BALANCE AT JUNE 30, 2001              7,500    $     300     11,501,882   $  460,076   $ 20,959,549  $  3,599,768   $ 25,019,693
                                  =========    =========   ============   ==========   ============  ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BUSINESS

         Contango Oil & Gas Company (the "Company" or "Contango") is an independent natural gas and oil company engaged in the exploration, development and acquisition of natural gas and oil properties in the United States. Contango's entry into the natural gas and oil business began on July 1, 1999 when the board appointed Kenneth R. Peak as president, chief executive officer, chief financial officer, secretary and director of the company. At the annual stockholders' meeting held on September 28, 1999, the stockholders elected a new board of directors, including Kenneth R. Peak, president, chief executive officer and chairman of the board. The Company's common stock commenced trading on the American Stock Exchange in January 2001 under the symbol "MCF". Prior to listing on the American Stock Exchange, the Company's common stock traded on the Nasdaq over-the-counter bulletin board.

2. NATURAL GAS AND OIL EXPLORATION RISK AND LIQUIDITY

         Natural Gas and Oil Exploration Risk. The Company's future financial condition and results of operations will depend upon prices received for its natural gas and oil production and the cost of finding, acquiring, developing and producing reserves. Substantially all of its production is sold under various terms and arrangements at prevailing market prices. Prices for natural gas and oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond its control. Other factors that have a direct bearing on the Company's prospects are uncertainties inherent in estimating natural gas and oil reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity. Contango entered the natural gas and oil business in July 1999 and reported its financial statements as a developmental stage enterprise until September 2000.

         Liquidity. Management believes that cash on hand, anticipated cash flow from operations and availability under the Company's bank credit facility (see
Note 6), will be adequate to satisfy planned capital expenditures to fund drilling activities and to satisfy general corporate needs over the next twelve months. The Company may continue to seek additional equity or other financing to fund the Company's exploration program and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. There can be no assurances that the Company will have sufficient funds available to finance its intended exploration and development programs or acquisitions. The Company's exploration drilling program could be adversely affected if sufficient funds are unavailable.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Recently Issued Accounting Standards. In July 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to record a liability relating to the retirement of tangible long-lived assets. When the

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


liability is initially recorded, the company increases the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The new standard requires entities to record a cumulative effect of the change in accounting principle to earnings in the period of adoption. Contango has not yet determined the impact the new standard will have upon adoption.

         Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Contango and its subsidiaries after elimination of intercompany balances and transactions. The Company's investment in Republic Exploration, L.L.C. is proportionately consolidated.

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

         Unproved natural gas and oil properties consist of the cost of undeveloped leaseholds and exploratory wells in progress, if any. Management periodically reviews these unproved costs for impairment, with the impairment provision included in exploration expense in the accompanying statements of operations. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of natural gas and oil leases not held by production and available funds for exploration and development.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on the Company's estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. During the fiscal years ended June 30, 2001 and 2000, the Company recorded an impairment loss of $300,466 and $548,245, respectively, related to proved natural gas and oil properties.

         Revenue Recognition. Revenues from the sale of natural gas and oil produced are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At June 30, 2001, the Company had no overproduced imbalances.

         Cash Equivalents. Cash equivalents are considered to be all highly liquid debt investments having an original maturity of three months or less. As of June 30, 2001, the Company had cash and cash equivalents of approximately $1.6 million. The carrying amounts approximated fair market value due to the short maturity of these instruments.

         Net Income (Loss) per Common Share. Basic and diluted net income (loss) per common share have been computed in accordance with SFAS No. 128, "Earnings per Share". Basic net income (loss) per common share is computed by dividing income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net loss per common share does not reflect dilution from potential common shares, because to do so would be antidilutive. (See Note 4 for the calculations of basic and diluted net income (loss) per common share.)

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

         Concentration of Credit Risk. Substantially all of the Company's accounts receivable result from natural gas and oil sales or joint interest billings to a limited number of third parties in the natural gas and oil industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.

         Stock-Based Compensation. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock-based compensation is accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

         Derivative Instruments and Hedging Activities. Contango periodically enters into commodity derivatives contracts and fixed-price physical contracts to manage its exposure to natural gas and oil price volatility. Commodity derivatives contracts, which are usually placed with a major oil company that the Company believes is a minimal credit risk may take the form of futures contracts, swaps or options. The natural gas and oil reference prices upon which these commodity derivatives contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts), as defined, be recorded in the balance sheet as either an asset or liability measured at fair value and requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

         Although the Company's hedging transactions generally are designed as economic hedges for a portion of future natural gas and oil production, the Company has elected not to designate the derivative instruments as "hedges" under SFAS No. 133. As a result, gains and losses, representing changes in these derivative instruments' mark-to-market fair values, are recognized currently in Contango's quarterly earnings. (See Note 7 for more information on hedging activities.)

         Reclassifications. Prior year financial statements have been reclassified where appropriate to conform to current year presentation.

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

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4. NET INCOME (LOSS) PER COMMON SHARE

         A reconciliation of the components of basic and diluted net income
(loss) per common share for the fiscal years ended June 30, 2001 and 2000 is presented below:

                                                                                YEAR ENDED JUNE 30,
                                          ----------------------------------------------------------------------------------------
                                                            2001                                           2000
                                          ---------------------------------------     --------------------------------------------
                                                                          PER                                             PER
                                            INCOME          SHARES       SHARE           INCOME           SHARES          SHARE
                                          ----------     ----------     ---------     -------------    -------------   -----------
Basic:
  Net income (loss) attributable
    to common stock .................     $7,262,454     11,287,098     $    0.64     $  (1,846,744)       4,953,729   $     (0.37)
                                                                        =========                                      ===========
Effect of Dilutive Securities:
  Stock options and warrants ........             --      1,384,664                              --               --
  Series A preferred stock ..........        170,822        847,826                              --               --
  Series B preferred stock ..........        304,383        861,536                              --               --
                                          ----------     ----------                   -------------    -------------
Diluted:
  Net income (loss) attributable
    to common stock .................     $7,737,659     14,381,124     $    0.54        (1,846,744)       4,953,729   $     (0.37)
                                          ==========     ==========     =========     =============    =============   ===========

5. INCOME TAXES

         Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to pretax income as follows:

                                                                 YEAR ENDED JUNE 30,
                                                            ----------------------------
                                                                2001             2000
                                                            -----------      -----------
Provision (benefit) at the statutory tax rate .........     $ 3,820,917      $  (646,000)
Increase (decrease) in valuation allowance ............        (646,000)         646,000
Other .................................................           4,331               --
                                                            -----------      -----------
     Income tax provision .............................     $ 3,179,248      $        --
                                                            ===========      ===========

         The net deferred income tax liability is comprised of the following:

                                                                                JUNE 30,
                                                                      ----------------------------
                                                                          2001             2000
                                                                      -----------      -----------
Deferred income tax asset:
     Net operating loss carryforwards ...........................     $   715,194      $ 1,309,000
     Valuation allowance ........................................              --       (1,129,000)
                                                                      -----------      -----------
                                                                          715,194          180,000
Deferred income tax liabilities:
     Temporary basis differences in natural gas and oil
       properties ...............................................      (3,894,442)        (180,000)
                                                                      -----------      -----------
         Net deferred income tax liability ......................     $(3,179,248)     $        --
                                                                      ===========      ===========

         Realization of the net deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future. During the fiscal year ended June 30, 2001, the Company recognized approximately $1.8 million of previously unbenefitted net operating loss carryforwards. At June 30, 2001, the Company had a U.S. federal net operating loss carryforward of approximately $2.0 million that will expire beginning 2018.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6. LONG-TERM DEBT

         Effective December 1, 2000, Contango entered into a reducing revolving line of credit of up to $10.0 million with Bank One, Texas, National Association. The 18-month credit facility provided for a borrowing base of $5.0 million, $3.0 million of which is unsecured, with the borrowing base redetermined semi-annually. Interest was payable monthly at the bank's prime rate plus one and one-fourth percent. Additionally, the Company paid a quarterly commitment fee of one-fourth percent (1/4%) per annum on the average availability under the credit facility.

         On June 29, 2001, Contango replaced its existing line of credit with a new, three year, unsecured, $20 million reducing revolving line of credit with Guaranty Bank, FSB. The initial borrowing base was set at $10.0 million, with the borrowing base to be redetermined semi-annually. The credit facility calls for the borrowing base to be reduced by $500,000 each month until the next borrowing base redetermination. Interest is payable monthly at the option of the Company at either (i) LIBOR plus two percent 2.0% or (ii) the bank's base rate plus one fourth percent (1/4%) per annum. Additionally, the Company pays a quarterly commitment fee of three-eights percent (3/8%) per annum on the average availability under the credit facility. The credit facility contains financial covenants and requires the maintenance of certain ratios, including those related to funded debt to EBITDAX, as defined; liabilities to tangible net worth; and debt service coverage. As of June 30, 2001, there were no borrowings under the credit facility, and the Company was in compliance with its financial covenants, ratios and other provisions of the credit facility.

7. COMMODITY PRICE HEDGES

         Contango periodically enters into commodity derivative contracts.
These contracts, which are usually placed with a major oil company that the Company believes is a minimal credit risk, may take the form of futures contracts, swaps or options. The derivative contracts call for the Company to receive, or make, payments based upon the differential between a fixed and a variable commodity price as specified in the contract. As a result of these activities, the Company recognized hedging losses of $557,654 in the fiscal year ended June 30, 2001. The Company had no hedging activity during the fiscal year ended June 30, 2000.

         The following table sets forth the Company's pricing and notional volumes on open commodity derivative contracts as of June 30, 2001:

                                                                              STRIKE
                 CONTRACT DESCRIPTION                         TERM            PRICE (1)      QUANTITY (2)
-------------------------------------------------       -----------------  -------------     ------------
Natural gas call (purchased).....................       08/2001 - 12/2001  $       12.00     100,000/mth
Crude oil collar (purchased).....................       07/2001 - 12/2001    22.00-32.00       5,000/mth
Natural gas put (purchased)......................       01/2002 - 12/2002           2.50       8,200/day
Natural gas swap (received fixed)................       09/2001 - 10/2001          4.005       8,000/day
Natural gas swap (received fixed)................       11/2001 - 12/2001          3.965       8,000/day

----------

(1)  Per Mmbtu and barrel.

(2)  Natural gas quantities in Mmbtu; oil in barrels.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


8. COMMITMENTS AND CONTINGENCIES

         Contango leases its office space and certain other equipment. As of June 30, 2001, minimum future lease payments are as follows:

Fiscal Year Ending June 30,
     2002.............................................................................  $      76,522
     2003.............................................................................         77,188
     2004.............................................................................         30,638
     2005.............................................................................          7,363
     Thereafter.......................................................................          8,590
                                                                                        -------------
         Total........................................................................  $     200,301
                                                                                        =============

         The amount incurred under operating leases during the year ended June 30, 2001 and 2000 was $64,076 and $23,000, respectively.

9. SHAREHOLDERS' EQUITY

         Common Stock. On December 1, 2000, Contango changed its state of incorporation from Nevada to Delaware and in connection with this reincorporation affected a 2 for 1 reverse stock split. All common share and per share amounts have been adjusted to reflect this 2 for 1 reverse stock split.

         Holders of the Company's common stock are entitled to one vote per share on all matters to be voted on by shareholders and are entitled to receive dividends, if any, as may be declared from time to time by the Board of Directors of the Company. Upon any liquidation or dissolution of the Company, the holders of common stock are entitled to receive a pro rata share of all of the assets remaining available for distribution to shareholders after settlement of all liabilities and liquidating preferences of preferred stockholders.

         On August 24, 2000, the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund exercised the option previously acquired to purchase 1,250,000 shares of common stock for net proceeds of $2,500,000.

         Preferred Stock. The Company's Board of Directors has authorized 125,000 shares of preferred stock, of which 2,500 shares of Series A convertible preferred stock and 5,000 shares of Series B convertible preferred stock were issued and outstanding as of June 30, 2001.

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

10. STOCK OPTIONS

          In September 1999, the Company established the Contango Oil & Gas Company 1999 Stock Incentive Plan (the "Option Plan"). Under the Option Plan, the Company may issue up to 2,500,000 shares of common stock with an exercise price of each option equal to or greater than the market price of the Company's common stock on the date of grant, but in no event less than $2.00 per share. The Company may grant key employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, can only be stock options that are not qualified as incentive stock options. Options generally expire after five years. The vesting schedule varies, but vesting generally occurs either (a) immediately or (b) one-third immediately and one-third on the next two anniversary dates of the grant. As of June 30, 2001, options under the Option Plan to acquire 458,500 shares of common stock have been granted at prices between $2.00 and $5.87 per share and were outstanding.

         In addition to grants made under the Option Plan, the Company has granted options to purchase common stock outside the Option Plan. These options generally expire after five years. The vesting schedule varies, but vesting generally occurs either (a) immediately, (b) one-third immediately and one-third on the next two anniversary dates of the grant or (c) under a vesting schedule that is tied to the payout and rate of return on specific projects for which the option was granted. As of June 30, 2001, options to acquire 556,834 shares of common stock have been granted at prices between $2.00 and $5.87 per share and were outstanding.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         A summary of the status of the plans as of June 30, 2000 and 2001, and changes during the fiscal years then ended, is presented in the table below:

                                                                            YEAR ENDED JUNE 30,
                                                     ------------------------------------------------------------------
                                                                2001                                 2000
                                                     -----------------------------     --------------------------------
                                                                       WEIGHTED                              WEIGHTED
                                                      SHARES            AVERAGE           SHARES             AVERAGE
                                                       UNDER           EXERCISE            UNDER             EXERCISE
                                                      OPTIONS            PRICE            OPTIONS             PRICE
                                                     ----------      -------------     -------------      -------------
Outstanding, beginning of year (1) ..........           507,084      $        2.18            50,000      $        2.00
Granted .....................................           537,500               3.51           557,084               2.16
Exercised ...................................           (29,250)              2.00                --                 --
Cancelled ...................................                --                 --          (100,000)              2.00
                                                     ----------                        -------------
Outstanding, end of year ....................         1,015,334               2.89           507,084               2.18
                                                     ==========                        =============
Exercisable, end of year ....................           598,666               2.60           353,750               2.24
                                                     ==========                        =============
Available for grant, end of year ............         2,024,750                            2,349,751
                                                     ==========                        =============
Weighted average fair value of
  options granted during the year (2) .......        $     1.70                        $        0.58
                                                     ==========                        =============

----------

(1) Does not include the 90-day option granted to the Southern Ute Indian Tribe Growth Fund on June 8, 2000 to acquire 1,250,000 shares of Company's common stock that was exercised August 24, 2000.

(2) The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2001 and 2000, respectively: (i) risk-free interest rate of 5.77 percent and 6.35 percent;
     (ii) expected lives of five years for the Option Plan and other options;
     (iii) expected volatility of 50 percent for both periods; and (iv) expected dividend yield of zero percent.

         The following table summarizes information about options that were outstanding at June 30, 2001:

                                                      OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                          -----------------------------------------       -----------------------------
                                           NUMBER OF      WEIGHTED                         NUMBER OF
                                            SHARES         AVERAGE      WEIGHTED            SHARES           WEIGHTED
                                             UNDER        REMAINING      AVERAGE             UNDER           AVERAGE
                                          OUTSTANDING    CONTRACTUAL    EXERCISE          EXERCISABLE        EXERCISE
    RANGE OF EXERCISE PRICE                 OPTIONS         LIFE          PRICE              OPTIONS           PRICE
-----------------------------------       -----------    -----------  -------------       -----------     -------------
$2.00 .............................           545,334         3.7     $        2.00           383,666     $        2.00
3.00 - 3.81 .......................           202,500         4.0              3.16           125,833              3.09
4.00 - 4.37 .......................           237,500         4.4              4.36            79,167              4.36
5.00 - 5.87 .......................            30,000         4.6              5.56            10,000              5.56
                                          -----------                                       ---------
                                            1,015,334                                         598,666
                                          ===========                                       =========

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Company accounts for stock-based compensation for employees under APB Opinion No. 25 and related interpretations, under which no compensation cost has been recognized for the Option Plan. If compensation costs for these plans had been determined in accordance with SFAS No. 123, the Company's net income and net income per common share would approximate the following pro forma amounts:

                                                              YEAR ENDED JUNE 30,
                                                       -------------------------------
                                                            2001              2000
                                                       -------------     -------------
Income (Loss) Attributable to Common Stock:
  As reported ....................................     $   7,262,454     $  (1,846,744)
  Pro forma ......................................         7,166,014        (1,873,437)
Net Income (Loss) per Common Share:
  Basic:
    As reported ..................................     $        0.64     $       (0.37)
    Pro forma ....................................              0.63             (0.38)
  Diluted:
    As reported ..................................     $        0.54     $       (0.37)
    Pro forma ....................................              0.53             (0.38)

11. WARRANTS

         As of June 30, 2001, the Company had issued and outstanding warrants to purchase 2,040,185 shares of the Company's common stock. All warrants were exercisable at June 30, 2001. The Company has reserved an equal number of shares of common stock for issuance upon the exercise of its outstanding warrants. Warrants issued by the Company do not confer upon the holders any voting or other rights of a shareholder of the Company. A summary of the Company warrants as of June 30, 2001 and 2000, and changes during the fiscal years then ended, is presented in the table below:

                                                       YEAR ENDED JUNE 30,
                                       ----------------------------------------------------
                                                  2001                      2000
                                       ------------------------    ------------------------
                                        NUMBER OF                   NUMBER OF
                                          SHARES      WEIGHTED        SHARES       WEIGHTED
                                          UNDER        AVERAGE        UNDER        AVERAGE
                                       OUTSTANDING    EXERCISE     OUTSTANDING    EXERCISE
                                         WARRANTS       PRICE        WARRANTS       PRICE
                                       -----------    ---------    -----------    ---------
Outstanding, beginning of year ....     1,415,185     $    2.00            --     $      --
  Granted .........................       625,000          2.42     1,415,185          2.00
  Exercised .......................            --            --            --            --
  Cancelled .......................            --            --            --            --
                                        ---------     ---------     ---------     ---------
Outstanding, end of year ..........     2,040,185     $    2.13     1,415,185     $    2.00
                                        =========     =========     =========     =========

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The following table summarizes information about warrants that were outstanding at June 30, 2001:

                                                                    WARRANTS OUTSTANDING
                                                                       AND EXERCISABLE
                                                                ---------------------------
                                                                 NUMBER OF       WEIGHTED
                                                                   SHARES        AVERAGE
                                                                   UNDER         REMAINING
                                                                OUTSTANDING     CONTRACTUAL
                              EXERCISE PRICE                     WARRANTS          LIFE
                              --------------                    -----------     -----------
 $2.00...................................................        1,915,185          3.4
  4.12...................................................          125,000          4.4
                                                                ----------
                                                                 2,040,185
                                                                ==========

12. MAJOR PURCHASERS

         The Company is a natural gas and oil exploration and production company that generally sells its natural gas and oil to a limited number of customers on a month-to-month basis. For the year ended June 30, 2001, Juneau Exploration accounted for approximately 99% of the Company's natural gas and oil sales. For the year ended June 30, 2000, Juneau Exploration accounted for approximately 91% of the Company's natural gas and oil sales.

13. RELATED PARTY TRANSACTIONS

         In August 1999, the Company completed a private placement of 3,230,000 shares of its common stock for $0.20 per share and warrants to purchase 1,230,000 shares of common stock for $2.00 per share. Gross proceeds of the private placement totaled $670,600. Purchasers of stock and warrants in the placement included Kenneth R. Peak, the Company's chairman, president and chief executive officer, and John B. Juneau, Joseph Romano and Darrell Williams, directors of the Company, who purchased an aggregate of 1,030,000 shares of common stock and 1,030,000 warrants to purchase common stock.

         Effective September 1, 1999, the Company entered into an exploration agreement with Juneau Exploration Company, L.L.C. Pursuant to the agreement, as amended, Juneau Exploration received 200,000 shares of Contango common stock as part of its remuneration upon execution of the agreement. As of June 30, 2001, Juneau Exploration also has received stock options to purchase a total of 200,000 shares of Company common stock at $2.00 per share in connection with exploration successes and acquisitions. Juneau Exploration receives a 25% proportionately reduced back-in working interest after the Company achieves a defined payout. Mr. Juneau is the sole manager of Juneau Exploration and is a director of the Company.

         In October 1999, the Company completed a private placement of, 1,890,000 shares of its common stock for $0.60 per share for total proceeds of $1,134,000. Purchasers of stock in the placement included Kenneth R. Peak, the Company's chairman, president and chief executive officer, and Darrell Williams, a director of the Company, who purchased an aggregate of 406,000 shares of common stock.

         During the quarter ended March 31, 2000 as part of a private placement, Contango sold 95,333 shares of its common stock at a price of $1.50 per share for total proceeds of $71,500. Purchasers of stock included William H. Gibbons, the Company's treasurer, who purchased an aggregate of 5,000 shares of common stock.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         During the fiscal year ended June 30, 2000, Contango issued 5,000 shares of common stock at an average value of $1.75 to William H. Gibbons as partial consideration for his services as Vice President and Treasurer of the Company.

         On August 24, 2000, as part of the formation of Republic Exploration, Contango granted to Juneau Exploration a five-year warrant to purchase 62,500 share of common stock at an exercise price of $2.00 per share. Mr. Juneau is the sole manager of Juneau Exploration and is a director of the Company.

         On November 10, 2000, in consideration for the consent to extend an option to increase Contango's ownership in Republic Exploration from 10.0% to 33.3%, Contango granted to Juneau Exploration a five-year warrant to purchase 62,500 share of common stock at an exercise price of $2.00 per share. Mr. Juneau is the sole manager of Juneau Exploration and is a director of the Company.

         During the fiscal year ended June 30, 2001, Contango issued 6,600 shares of common stock at an average value of $4.09 to William H. Gibbons as partial consideration for his services as Vice President and Treasurer of the Company.

         At June 30, 2001, included in accounts receivable are receivables from Juneau Exploration of $4,783,176. Included in accounts payable are payables to a related party of $40,100.

14. NON-CASH INVESTING AND FINANCING ACTIVITIES

         A summary of non-cash investing and financing activities is presented below.

         In August 1999, the Company converted each of its 16,792 shares of Series B preferred stock into 30 fully paid and non-assessable shares of common stock.

         In April 2000, the Company issued 200,000 shares of common stock to Juneau Exploration in connection with an exploration agreement.

         For the year ended June 30, 2001, the Company issued options, warrants and shares to certain individuals and companies as a result of (i) services provided to the Company, (ii) sales of common and preferred stock and (iii) exploration activities and, in connection with such issuances, recognized non-cash costs of approximately $1.3 million.

         Supplemental disclosure of cash flow information for the year ended June 30, 2001:

Cash paid during the year for interest.........................    $   9,142
                                                                   =========

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


15. SUBSEQUENT EVENTS

         Since June 30, 2001, Contango has bought and sold various hedge contracts resulting in a net realized gain of approximately $3.7 million. The following table sets forth the Company's pricing and notional volumes on open commodity derivative contracts as of September 17, 2001 and having a fair market value at such date of $(743,890).

                                                                             STRIKE
               CONTRACT DESCRIPTION                           TERM           PRICE(1)        QUANTITY(2)
               --------------------                     -----------------  -------------     -----------
Natural gas call (purchased).....................       10/2001 - 12/2001  $       12.00     100,000/mth
Natural gas swap (received fixed)................                 12/2001           3.11      12,000/day
Natural gas swap (received fixed)................       01/2001 - 03/2002           3.18      12,000/day
Natural gas swap (received fixed)................       04/2002 - 12/2002           3.18      10,000/day
Natural gas swap (received fixed)................       01/2003 - 12/2003           3.31       8,000/day

----------

(1)      Per Mmbtu.

(2)      Natural gas quantities in Mmbtu.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)


         The following disclosures provide unaudited information required by SFAS No. 69, "Disclosures About Oil and Gas Producing Activities". Prior to Contango's fiscal year ended June 30, 2000, the Company had no natural gas and oil operations nor did it have any proved reserves.

         Costs Incurred. The following table sets forth the costs incurred in natural gas and oil property acquisition, exploration and development activities for the fiscal years ended June 30, 2001 and 2000:

                                           YEAR ENDED JUNE 30,
                                       ---------------------------
                                          2001            2000
                                       -----------     -----------
Property acquisition costs:
  Unproved .......................     $ 1,901,405     $   143,367
  Proved .........................              --         418,531
  Exploration costs ..............      20,867,565       2,395,471
  Development costs ..............              --              --
                                       -----------     -----------
  Total costs incurred ...........     $22,768,970     $ 2,957,369
                                       ===========     ===========

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

         Proved natural gas and oil reserve quantities at June 30, 2001 and 2000, and the related discounted future net cash flows before income taxes are based on estimates prepared by William M. Cobb & Associates, Inc., independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

         The Company's net ownership interests in estimated quantities of proved natural gas and oil reserves and changes in net proved reserves as of June 30, 2001 and 2000, all of which are located in the continental United States, are summarized below:

                                                           AS OF JUNE 30, 2001        AS OF JUNE 30, 2000
                                                           ---------------------    ----------------------
                                                            OIL AND      NATURAL      OIL AND      NATURAL
                                                           CONDENSATE      GAS      CONDENSATE       GAS
                                                           ----------    -------    ----------     -------
                                                            (MBbls)      (MMcf)       (MBbls)      (MMcf)
Proved developed and undeveloped reserves:
  Beginning of year ...................................         137        2,686           --           --
  Purchases of natural gas and oil properties .........          --           --            7           17
  Discoveries .........................................         280       17,146          136        2,697
  Recoveries ..........................................          40         (128)          --           --
  Production ..........................................        (122)      (3,570)          (6)         (28)
                                                            -------      -------      -------      -------
  End of year .........................................         335       16,134          137        2,686
                                                            =======      =======      =======      =======
Proved developed reserves at end of year ..............         300       14,013           70        1,206
                                                            =======      =======      =======      =======

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)


         Standardized Measure. The standardized measure of discounted future net cash flows relating to the Company's ownership interests in proved natural gas and oil reserves as of June 30, 2001 and 2000 are shown below:

                                                                                AS OF JUNE 30,
                                                                      ------------------------------
                                                                          2001              2000
                                                                      ------------      ------------
Future cash flows ...............................................     $ 73,861,851      $ 17,732,676
Future operating expenses .......................................      (19,352,469)       (1,969,450)
Future development costs ........................................         (541,577)         (829,092)
Future income tax expenses ......................................      (12,516,200)       (2,870,500)
                                                                      ------------      ------------
  Future net cash flows .........................................       41,451,605        12,063,634
    10% annual discount for estimated timing of cash flows ......       (8,305,000)       (1,837,000)
                                                                      ------------      ------------
  Standardized measure of discounted future net cash flows ......     $ 33,146,605      $ 10,226,634
                                                                      ============      ============

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

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)


         Change in Standardized Measure. Changes in the standardized measure of future net cash flows relating to proved natural gas and oil reserves are summarized below:

                                                                       YEAR ENDED JUNE 30,
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------      ------------
Changes due to current year operation:
  Sales of natural gas and oil, net of
    natural gas and oil operating expenses .................     $(21,916,818)     $   (213,085)
  Extensions and discoveries ...............................       53,366,000        12,287,000
  Net change in prices and production costs ................       (2,794,442)               --
  Change in future development costs .......................          327,231                --
  Revisions of quantity estimates ..........................        1,181,000                --
  Accretion of discount ....................................        1,226,000                --
  Change in the timing of production rates and other .......       (1,024,000)               --
  Purchases of natural gas and oil properties ..............               --           186,205
  Changes in income taxes ..................................       (7,445,000)       (2,033,486)
                                                                 ------------      ------------
Net change .................................................       22,919,971        10,226,634
Beginning of year ..........................................       10,226,634                --
                                                                 ------------      ------------
End of year ................................................     $ 33,146,605      $ 10,226,634
                                                                 ============      ============

EXHIBIT INDEX

 EXHIBIT NO.                     DESCRIPTION
 -----------                     -----------
    3.1 Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation.
    3.2        Bylaws of Contango Oil & Gas Company, a Delaware corporation.
    3.3 Agreement and Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and of Contango Oil & Gas Company, a Nevada corporation.
    4.1        Facsimile of common stock certificate of the Company.
    4.2 Certificate of Designations, Preferences and Relative Rights and Limitations for Series A Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation.
    4.3 Certificate of Designations, Preferences and Relative Rights and Limitations for Series B Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation.
    10.1       Alcorn/MGPX Oil & Gas Lease Acquisition Agreement.
    10.2 Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C.
    10.3 Securities Purchase Agreement between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.
    10.4 Warrant to Purchase Common Stock between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.
    10.5 Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.
    10.6 Securities Purchase Agreement by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund dated June 8, 2000.
    10.7 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West, in its capacities as Investment Manager and Custodian.
    10.8 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund.
    10.9 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated.
    10.10 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C.
    10.11 Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. dated effective as of September 1, 2000.
    10.12 Securities Purchase Agreement dated September 27, 2000 by and between Contango Oil & Gas Company and Aquila Energy Capital Corporation.
    10.13 Credit Agreement between Contango Oil & Gas Company and Bank One, Texas, National Association, dated December 1, 2000.
    10.14 Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.
    23.1       Consent of William M. Cobb & Associates, Inc.

    99.1       Press Release of Contango Oil & Gas Company dated August 24,
               2000.
    99.2       Press Release of Contango Oil & Gas Company dated September 27,
               2000.
    99.3       Press Release of Contango Oil & Gas Company dated December 1,
               2000.