Form 10QSB
period 2001-09-30
CONTANGO OIL & GAS CO
filed 2001-11-13
CIK 1071993

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



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

                                (713) 960-1901
                          (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
     The total number of shares of common stock, par value $0.04 per share, outstanding as of November 12, 2001 was 11,503,232.

     Transitional Small Business Disclosure Format (check one): Yes  X   No
                                                                    ---     ---

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)

                               TABLE OF CONTENTS


                                                                                          Page
                                                                                          ----
                                 PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 2001 and June 30, 2001......      3
          Consolidated Statements of Operations for the three months ended
            September 30, 2001 and 2000...............................................      4
          Consolidated Statements of Cash Flows for the three months ended
            September 30, 2001 and 2000...............................................      5
          Consolidated Statement of Shareholders' Equity for the three months ended
            September 30, 2001........................................................      6
          Notes to the Consolidated Financial Statements..............................      7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations.............................................................     10

                                PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................     15

Item 2.   Changes in Securities and Use of Proceeds...................................     15

Item 3.   Default Upon Senior Securities..............................................     15

Item 4.   Submission of Matters to Vote of Security Holders...........................     15

Item 5.   Other Information...........................................................     15

Item 6.   Exhibits and Reports on Form 8-K............................................     16

SIGNATURES............................................................................     18

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS                                          SEPTEMBER 30,            JUNE 30,
                                                                                        2001                   2001
                                                                                    -------------          -----------
 CURRENT ASSETS:
   Cash and cash equivalents.......................................................   $ 7,564,215          $ 1,586,342
   Accounts receivable, net........................................................     3,571,312            5,517,197
   Price hedge contracts...........................................................     1,682,408              888,400
   Other...........................................................................       237,542              313,140
                                                                                      -----------          -----------
     Total current assets..........................................................    13,055,477            8,305,079
                                                                                      -----------          -----------

 PROPERTY, PLANT AND EQUIPMENT:
   Natural gas and oil properties, successful efforts method of accounting:
     Proved properties.............................................................    22,496,334           20,317,257
     Unproved properties, not being amortized......................................     1,033,533            2,587,354
   Furniture and equipment.........................................................       140,295              120,388
   Accumulated depreciation, depletion and amortization............................    (6,398,892)          (4,866,732)
                                                                                      -----------          -----------
     Total property, plant and equipment...........................................    17,271,270           18,158,267
                                                                                      -----------          -----------

 OTHER ASSETS:
   Investment in Republic Exploration LLC..........................................     6,504,557            5,047,476
   Other assets....................................................................       205,125              211,375
                                                                                      -----------          -----------
     Total other assets............................................................     6,709,682            5,258,851
                                                                                      -----------          -----------
 TOTAL ASSETS......................................................................   $37,036,429          $31,722,197
                                                                                      ===========          ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable................................................................   $   154,532          $   131,929
   Accrued exploration and development.............................................     1,831,494            2,837,181
   Accrued income taxes............................................................     1,708,639                    -
   Other accrued liabilities.......................................................       119,447              554,146
                                                                                      -----------          -----------
     Total current liabilities.....................................................     3,814,112            3,523,256
                                                                                      -----------          -----------

 DEFERRED INCOME TAXES.............................................................     3,877,928            3,179,248
                                                                                      -----------          -----------

 SHAREHOLDERS' EQUITY:
   Convertible preferred stock, 8%, Series A, $0.04 par value, 5,000 shares authorized, 2,500 shares issued and outstanding at September 30, 2001
     and June 30, 2001, liquidation preference of $1,000 per share.................           100                  100
   Convertible preferred stock, 8%, Series B, $0.04 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at September 30, 2001
     and June 30, 2001, liquidation preference of $1,000 per share.................           200                  200
   Common stock, $0.04 par value, 50,000,000 shares authorized,
     11,503,232 and 11,501,882 shares issued and outstanding at
     September 30, 2001 and June 30, 2001, respectively............................       460,130              460,076
   Additional paid-in capital......................................................    20,963,456           20,959,549
   Retained earnings...............................................................     7,920,503            3,599,768
                                                                                      -----------          -----------
     Total shareholders' equity....................................................    29,344,389           25,019,693
                                                                                      -----------          -----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................................   $37,036,429          $31,722,197
                                                                                      ===========          ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                     2001                2000
                                                                                 -----------         -----------
 REVENUES:
   Natural gas and oil sales................................................     $ 5,782,857         $ 2,081,734
   Gain from hedging activities.............................................       4,483,659                   -
                                                                                 -----------         -----------
     Total revenues.........................................................      10,266,516           2,081,734
                                                                                 -----------         -----------

 EXPENSES:
   Operating expenses.......................................................         625,053             208,835
   Exploration expenses.....................................................         889,613             681,000
   Depreciation, depletion and amortization.................................       1,579,482             570,736
   General and administrative expense.......................................         379,817             464,882
                                                                                 -----------         -----------
     Total expenses.........................................................       3,473,965           1,925,453
                                                                                 -----------         -----------
 INCOME FROM OPERATIONS.....................................................       6,792,551             156,281

 Interest expense...........................................................          (9,317)             (1,174)
 Interest income............................................................          40,773              57,618
 Gain on sale of assets.....................................................          54,047                   -
                                                                                 -----------         -----------
 INCOME BEFORE INCOME TAXES.................................................       6,878,054             212,725

 Provision for income taxes.................................................       2,407,319                   -
                                                                                 -----------         -----------
 NET INCOME.................................................................       4,470,735             212,725

 Preferred stock dividends..................................................         150,000              24,658
                                                                                 -----------         -----------

 NET INCOME ATTRIBUTABLE TO COMMON STOCK....................................     $ 4,320,735         $   188,067
                                                                                 ===========         ===========

 NET INCOME PER SHARE:
   Basic....................................................................     $      0.38         $      0.02
                                                                                 ===========         ===========
   Diluted..................................................................     $      0.31         $      0.02
                                                                                 ===========         ===========

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic....................................................................      11,502,332          10,724,465
                                                                                 ===========         ===========
   Diluted..................................................................      14,414,119          11,523,275
                                                                                 ===========         ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                             THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                          2001                2000
                                                                                       -----------         -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.........................................................................   $ 4,470,735         $   212,725
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization.........................................     1,579,482             570,736
   Exploration capital expenditures.................................................       892,620              32,365
   Provision for deferred income taxes..............................................       698,680                   -
   Gain on sale of assets...........................................................       (54,047)                  -
   Unrealized hedging gain..........................................................      (794,008)                  -
   Stock-based compensation.........................................................         3,961                   -
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts receivable.....................................     1,709,488          (1,298,639)
     Increase (decrease) in prepaid insurance.......................................        34,268             (22,016)
     Increase in accounts payable...................................................        34,469              37,260
     (Decrease) increase in other accrued liabilities...............................      (650,344)            159,726
     Increase in accrued income taxes...............................................     1,708,639                   -
     Other..........................................................................       (47,826)             27,124
                                                                                       -----------         -----------
       Net cash provided by operating activities....................................     9,586,117            (280,719)
                                                                                       -----------         -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Natural gas and oil exploration and development expenditures.....................    (2,867,879)         (3,472,572)
   Investment in Republic Exploration LLC...........................................             -          (4,000,000)
   Additions to furniture and equipment.............................................       (11,126)            (18,434)
   Decrease in advances to operators................................................       110,807           1,047,408
   Decrease in payables for capital expenditures....................................      (790,046)                  -
   Proceeds from sale of properties.................................................       100,000                   -
                                                                                       -----------         -----------
     Net cash used in investing activities..........................................    (3,458,244)         (6,443,598)
                                                                                       -----------         -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, preferred stock and warrants.............             -           9,938,226
   Preferred stock dividends........................................................      (150,000)                  -
                                                                                       -----------         -----------
     Net cash provided by (used by) financing activities............................      (150,000)          9,938,226
                                                                                       -----------         -----------

 NET INCREASE IN CASH AND CASH EQUIVALENTS..........................................     5,977,873           3,213,909
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................     1,586,342           3,770,906
                                                                                       -----------         -----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD...........................................   $ 7,564,215         $ 6,984,815
                                                                                       ===========         ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)




                                      PREFERRED  STOCK                COMMON STOCK                         RETAINED        TOTAL
                                -----------------------------   -----------------------     PAID-IN        EARNINGS    SHAREHOLDERS'
                                    SHARES          AMOUNT        SHARES       AMOUNT       CAPITAL       (DEFICIT)       EQUITY
                                --------------   ------------   ----------   ----------   ------------   ------------   -----------
 Balance at June 30, 2001......          7,500           $300   11,501,882     $460,076    $20,959,549    $3,599,768   $25,019,693
   Stock-based compensation....              -              -        1,350           54          3,907             -         3,961
   Net income..................              -              -            -            -              -     4,470,735     4,470,735
   Preferred stock dividends...              -              -            -            -              -      (150,000)     (150,000)
                                         -----           ----   ----------     --------    -----------    ----------   -----------
 Balance at September 30, 2001.          7,500            300   11,503,232      460,130     20,963,456     7,920,503    29,344,389
                                         =====           ====   ==========     ========    ===========    ==========   ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included.
All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in Contango Oil & Gas Company's ("Contango" or the "Company") Form 10-KSB for the year ended June 30, 2001. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

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

1.  NATURAL GAS AND OIL EXPLORATION RISK AND LIQUIDITY

     Recently Issued Accounting Standards. In July 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to record a liability relating to the retirement of tangible long-lived assets. When the liability is initially recorded, the company increases the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The new standard requires entities to record a cumulative effect of the change in accounting principle to earnings in the period of adoption. Contango has not yet determined the impact the new standard will have upon adoption.

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

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     Liquidity. Management believes that cash on hand, anticipated cash flow from operations and availability under the Company's bank credit facility will be adequate to satisfy planned capital expenditures to fund drilling activities and to satisfy general corporate needs over the next twelve months. The Company may continue to seek additional equity or other financing to fund possible acquisitions, an expanded exploration program and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. There can be no assurances that the Company will have sufficient funds available to finance its intended exploration and development programs or acquisitions.

2.  LONG TERM DEBT

     On June 29, 2001, Contango replaced its existing line of credit with a new three year, unsecured, $20 million reducing revolving line of credit with Guaranty Bank, FSB. The initial borrowing base was set at $10.0 million, with the borrowing base to be redetermined semi-annually. The credit facility calls for the borrowing base to be reduced by $500,000 each month beginning August 1, 2001 until the next borrowing base redetermination. As of September 30, 2001, the borrowing capacity under this credit facility was $9.0 million. Interest is payable monthly at the option of the Company at either (i) LIBOR plus two percent (2.0%) or (ii) the bank's base rate plus one-fourth percent (1/4%) per annum. Additionally, the Company pays a quarterly commitment fee of three-eights percent (3/8%) per annum on the average availability under the credit facility. The credit facility contains financial covenants and requires the maintenance of certain ratios, including those related to funded debt to EBITDAX, as defined; liabilities to tangible net worth; and debt service coverage. As of September 30, 2001, there were no borrowings under the credit facility, and the Company was in compliance with its financial covenants, ratios and other provisions of the credit facility.

3.  NET INCOME PER COMMON SHARE

     A reconciliation of the components of basic and diluted net income per common share is presented in the table below.


                                                     THREE  MONTHS ENDED                        THREE MONTHS ENDED
                                                      SEPTEMBER 30, 2001                        SEPTEMBER 30, 2000
                                     ---------------------------------------------   ---------------------------------------
                                         INCOME         SHARES         PER SHARE      INCOME     SHARES          PER SHARE
                                     --------------   ---------     --------------   --------   ---------     --------------
Basic:
  Net income attributable
    to common  stock..............   $   4,320,735     11,502,332    $   0.38        $188,067   10,724,465       $   0.02
                                                                     ========                                    ========

Effect of Dilutive Securities:
  Stock options and  warrants.....                -       775,424                           -      798,810
    Series A preferred stock......           50,000     1,000,000                           -           -
    Series B preferred stock......          100,000     1,136,363                           -           -
                                     --------------   -----------                    --------   ---------

Diluted:
  Net income attributable to
    common stock..................   $    4,470,735   14,414,119     $   0.31        $188,067   11,523,275       $   0.02
                                     ==============   ==========     ========        ========   ==========       ========


                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


4.  COMMODITY PRICE HEDGES

     Contango periodically enters into commodity derivative contracts. These contracts, which are usually placed with a major oil company or financial institution that the Company believes is a minimal credit risk, may take the form of futures contracts, swaps or options. The derivative contracts call for the Company to receive, or make, payments based upon the differential between a fixed and a variable commodity price as specified in the contract. As a result of these activities, the Company recognized a hedging gain of approximately $4.5 million during the three months ended September 30, 2001. The Company had no hedging activity during the three months ended September 30, 2000.

     The table below sets forth the Company's pricing and notional volumes on open commodity derivative contracts as of September 30, 2001. The Company's derivative position as of September 30, 2001 had a mark-to-market gain of approximately $1.7 million.



                                                           WEIGHTED
                                                            AVERAGE
                                                            STRIKE
        CONTRACT DESCRIPTION                 TERM          PRICE (1)   QUANTITY (2)
------------------------------------   -----------------   ---------   ------------
Natural gas call (purchased)........   11/2001 - 12/2001     $12.00    100,000/mth
Natural gas swap (received fixed)...             11/2001       2.52      4,000/day
Natural gas swap (received fixed)...             12/2001       3.11     12,000/day
Natural gas swap (received fixed)...   01/2002 - 03/2002       3.18     12,000/day
Natural gas swap (received fixed)...   04/2002 - 10/2002       3.15     12,000/day
Natural gas swap (received fixed)...   11/2002 - 12/2002       3.18     10,000/day
Natural gas swap (received fixed)...   01/2003 - 12/2003       3.31      8,000/day

----------------
(1)    Per Mmbtu
(2)    Natural gas quantities in Mmbtu

     Although these transactions were designed as economic hedges for a portion of future natural gas and oil production, the Company has elected not to designate the collars as "hedges" under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, gains and losses, representing changes in these derivative instruments' mark-to-market values, are recognized currently in Contango's quarterly earnings.

5.  NON-CASH INVESTING AND FINANCING ACTIVITIES

     For the three months ended September 30, 2001, the Company issued shares of Company common stock to certain individuals and, in connection with such issuances, recognized non-cash costs of $3,961.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes and other information included elsewhere in this Form 10-QSB and in our Form 10-KSB for the fiscal year ended June 30, 2001, previously filed with the Securities and Exchange Commission.

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

     The following is a discussion of the results of our operations for the three months ended September 30, 2001, compared to those for the three months ended September 30, 2000. The results of operations for the periods ended September 30, 2001 are not directly comparable to results for the period ended September 30, 2000, as we had just recently commenced meaningful levels of production.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $5.8 million for the three months ended September 30, 2001. Natural gas and oil sales for the three months ended September 30, 2000 were approximately $2.1 million. This increase was attributable to growth in production from our exploration successes onshore in south Texas.

     Gain from Hedging Activities. We reported a gain from hedging activities for the three months ended September 30, 2001 of approximately $4.5 million. This gain consisted of approximately $3.7 million realized on derivative agreements during the period and approximately $794,000 of mark-to-market gain. We had no hedging activities or positions during the three months ended September 30, 2000.

     Operating Expenses. Operating expenses, including severance taxes, for the three months ended September 30, 2001 were approximately $625,100 and were attributable to production operations both onshore Texas and offshore in the Gulf of Mexico. Of this amount, approximately $231,800 was attributable to lease operating expense and $393,300 was attributable to production and severance taxes. Operating expenses, including severance taxes, for the three months ended September 30, 2000 was approximately $208,800, of which approximately $82,200 was attributable to lease operating expense and $126,600 was attributable to production and severance taxes.

     Exploration Expense. Exploration costs for the three months ended September 30, 2001 were approximately $889,600. This primarily was attributable to the expensing of dry holes drilled during the period onshore in south Texas. For the three months ended September 30, 2000, we reported approximately $681,000 of exploration expense that was primarily attributable to the cost of shooting 3D seismic data onshore in south Texas.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended September 30, 2001 was approximately $1.6 million. This primarily was attributable to depletion and amortization related to production from our exploration play in south Texas. For the three months ended September 30, 2000, we recorded approximately $570,700 of depreciation, depletion and amortization. This primarily was attributable to depletion and amortization related to production from our exploration play in south Texas and a well offshore Texas and to depreciation of fixed assets, primarily office equipment.

     General and Administrative Expense. General and administrative expense decreased approximately $85,100, from approximately $464,900 for the three months ended September 30, 2000 to approximately $379,800 for the three months ended September 30, 2001. This decrease primarily was attributable to lower salaries and benefits (timing of bonus accruals) and lower levels of legal and consulting fees. These decreases were partially offset by increases in other professional fees and travel and entertainment expenses. Primary components of general and administrative expense for the three months ended September 30, 2001 included approximately $148,600 in legal, accounting and other professional fees, $122,900 in salaries and benefits, $37,400 in office administration expense and $32,900 for insurance.

CONTANGO OPERATORS, INC.

     We formed Contango Operators in March 2001 to develop the capability to act as operator in our Gulf of Mexico exploration activities. One of Contango's four employees works with Contango Operators.

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

REPUBLIC EXPLORATION LLC

     In August 2000, we purchased a 10% interest in Republic Exploration for $4.0 million with the option to purchase another 23.3% interest. In March 2001, we exercised this option, increasing our interest in Republic Exploration to 33.3% and bringing our total investment in Republic Exploration to approximately $6.7 million. Republic Exploration has the license rights to existing and newly reprocessed 3-D seismic data covering approximately 1,200 blocks of the shallow waters of the Gulf of Mexico continental shelf and was formed to evaluate, generate, acquire and explore prospects using this data. The other two members of Republic Exploration are Juneau Exploration, the managing member, and a privately held company. Both companies have extensive experience in Gulf of Mexico exploration.

     Since its formation, Republic Exploration has acquired a total of eight offshore lease blocks. Five of these blocks were acquired offshore Louisiana in the Central Gulf of Mexico Lease Sale 178 held March 2001, where Republic Exploration bid together with Contango Operators. Of the total eight blocks, Republic Exploration has sold five, one of which was unsuccessfully drilled, and a second of which, High Island 25L, was drilled as a successful natural gas well in October 2001. It is expected that production from High Island 25L will commence in the spring of 2002 after production facilities are completed. Republic Exploration anticipates drilling to start on the remaining blocks by year end 2001. Under the sales agreement, Republic Exploration and Contango will be carried on exploration and development activities on each block and will receive a reversionary interest at payout. Republic Exploration anticipates it will be active in future state and federal offshore lease sales. We do not expect cash distributions from Republic Exploration for the foreseeable future.

PRODUCTION, PRICES AND OPERATING EXPENSES

     The following table presents information regarding the production volumes, average sales prices received and average production costs associated with our sales of natural gas and oil for the period indicated.

                                                                                          THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                       --------------------------

                                                                                          2001             2000
                                                                                       ----------        --------
 Production:
   Natural gas (thousand cubic feet).............................................       1,526,435         312,000
   Oil and condensate (barrels)..................................................          42,037          18,000
     Total (thousand cubic feet equivalent)......................................       1,778,657         420,000

   Natural gas (thousand cubic feet per day).....................................          16,592           3,391
   Oil and condensate (barrels per day)..........................................             457             196
     Total (thousand cubic feet equivalent per day)..............................          19,334           4,567

 Average sales price:
   Natural gas (thousand cubic feet).............................................      $     3.11        $   4.95
   Oil and condensate (barrels)..................................................           24.74           29.79
     Total (thousand cubic feet equivalent)......................................            3.26            4.96

 Operating expenses (per thousand cubic feet equivalent):
   Production and severance taxes................................................      $     0.22        $   0.30
   Lease operating expense (before taxes)........................................            0.13            0.20
                                                                                       ----------        --------
     Total operating expenses....................................................      $     0.35        $   0.50

 Other expenses (per thousand cubic feet equivalent):
   Depreciation, depletion and amortization of natural gas and oil properties....      $     0.88        $   1.36
   General and administrative expense............................................            0.21            1.11


     As of November 12, 2001, our total net production rates were approximately 14 million cubic feet of natural gas and 350 barrels of oil per day. This production primarily is attributable to wells that have been drilled in our south Texas exploration program. We currently have one rig operating in south Texas that we expect to have there until year end 2001.

     Our overall production level will decline over time if we fail to make new discoveries or acquisitions. In December 2000, our production levels began to be reduced as Juneau Exploration's 25% after payout back-in working interests began to occur. This results in an approximate 25% reduction in our proportionately reduced net revenue interest in affected wells.

CAPITAL RESOURCES AND LIQUIDITY

     During the three months ended September 30, 2001, we funded our activities with cash on hand and internally generated cash flow. We reported total revenues for the three months ended September 30, 2001 of approximately $10.3 million, which included approximately $4.5 million of gain from hedging activities. EBITDAX (earnings before interest expense, taxes, depreciation, depletion and amortization, impairment expense and expensed exploration expenditures) for the three month period was approximately $9.4 million. We expect operating cash flow to be sufficient to fund all anticipated capital needs over the next twelve months.

     At November 12, 2001, we had approximately $8.4 million in cash on hand and borrowing capability of $8.0 million under our existing credit facility.

     We expect to continue our exploration focus in fiscal year 2002. Drilling activities continue in south Texas, and we expect to have a sufficient number of additional well locations to continue to drill through the balance of calendar year 2001. Contango has an after payout carried working interest in three offshore prospects that we expect will be drilled within the next year. In addition, Contango, through its 33.3% ownership of Republic Exploration, has an additional after payout carried interest in these three offshore prospects, plus an additional after payout carried working interest in a fourth offshore prospect. A fifth prospect, High Island 25L, was successfully drilled as a natural gas well in October 2001. Republic Exploration has a reversionary back-in working interest after payout on this well. Production is expected to commence in the spring of 2002 after production facilities are completed. In the Rocky Mountains, we expect to start exploration activities on the Naval Oil Shale Reserve 2 (NOSR2) next year. We are hopeful to be able to expand our Rocky Mountain activities to other projects during the year. Capital expenditures for the current fiscal year ending June 30, 2002 are planned at $10 - $20 million.

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

     From time to time, we enter into hedging arrangements on a portion of our anticipated natural gas and oil production as a part of our overall risk management strategy. The following table sets forth the Company's pricing and notional volumes on open commodity derivative contracts as of November 12, 2001 and having a mark-to-market loss at such date of approximately $(896,300). At September 30, 2001 our open commodity derivative contracts had a mark-to-market gain of approximately $1.7 million.

                                                           WEIGHTED
                                                            AVERAGE
                                                            STRIKE
        CONTRACT DESCRIPTION                 TERM          PRICE (1)   QUANTITY (2)
------------------------------------   -----------------   ---------   ------------
Natural gas call (purchased)........             12/2001     $12.00    100,000/mth
Natural gas swap (received fixed)...             12/2001       3.11     12,000/day
Natural gas swap (received fixed)...   01/2002 - 03/2002       3.18     12,000/day
Natural gas swap (received fixed)...   04/2002 - 10/2002       2.87      8,000/day
Natural gas swap (received fixed)...   11/2002 - 12/2002       3.18     10,000/day
Natural gas swap (received fixed)...   01/2003 - 12/2003       3.31      8,000/day

----------------
(1)    Per Mmbtu
(2)    Natural gas quantities in Mmbtu

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended September 30 2001, Contango issued 1,350 shares of common stock to three individuals at a value of $2.94 per share as partial consideration for services provided to the Company. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

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

EXHIBIT NO.                      DESCRIPTION
-----------                      ----------

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

  10.10 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company. (5)

  10.11 Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. dated effective as of September 1, 2000. (6)

  10.12 Securities Purchase Agreement dated September 27, 2000 by and between Contango Oil & Gas Company and Aquila Energy Capital Corporation. (7)

  10.13 Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (9)

  99.1        Press Release of Contango Oil & Gas Company dated August 24, 2000.
              (5)

  99.2        Press Release of Contango Oil & Gas Company dated September 27,
              2000. (7)

  99.3        Press Release of Contango Oil & Gas Company dated December 1,
              2000. (8)

-------------
(1) Filed as an exhibit to the Company's Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
(2) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.
(3) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on February 14, 2000.
(4) Filed as an exhibit to the Company's report on Form 8-K, dated June 8, 2000, as filed with the Securities and Exchange Commission on June 14, 2000.
(5) Filed as an exhibit to the Company's report on Form 8-K, dated August 24, 2000, as filed with the Securities and Exchange Commission on September 8, 2000.
(6) Filed as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.
(7) Filed as an exhibit to the Company's report on Form 8-K, dated September 27, 2000, as filed with the Securities and Exchange Commission on October 3, 2000.
(8) Filed as an exhibit to the Company's report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
(9) Filed as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2001, as filed with the Securities and Exchange Commission on September 21, 2001.

(B)  REPORTS ON FORM 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                              CONTANGO OIL & GAS COMPANY


Date:  November 13, 2001                By:   /s/  KENNETH R. PEAK
                                              --------------------
                                              Kenneth R. Peak
                                              President and Chief
                                              Executive Officer
                                              (Principal Executive and
                                              Financial Officer)

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

 10.13 Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.

 99.1    Press Release of Contango Oil & Gas Company dated August 24, 2000.

 99.2    Press Release of Contango Oil & Gas Company dated September 27, 2000.

 99.3    Press Release of Contango Oil & Gas Company dated December 1, 2000.