Form 10QSB
period 2001-12-31
CONTANGO OIL & GAS CO
filed 2002-02-14
CIK 1071993

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


                For the quarterly period ended December 31, 2001




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

     The total number of shares of common stock, par value $0.04 per share, outstanding as of February 13, 2002 was 11,504,782.

     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   ---   ---

================================================================================

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
                               PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
           Consolidated Balance Sheets as of December 31, 2001 and June 30, 2001 ...............    3
           Consolidated Statements of Operations for the three and six months ended
             December 31, 2001 and 2000 ........................................................    4
           Consolidated Statements of Cash Flows for the six months ended
             December 31, 2001 and 2000 ........................................................    5
           Consolidated Statement of Shareholders' Equity for the six months ended
             December 31, 2001 .................................................................    6
           Notes to the Consolidated Financial Statements ......................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations .......................................................................   13

                               PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .....................................................................   19

Item 2.  Changes in Securities and Use of Proceeds .............................................   19

Item 3.  Default Upon Senior Securities ........................................................   20

Item 4.  Submission of Matters to Vote of Security Holders .....................................   20

Item 5.  Other Information .....................................................................   20

Item 6.  Exhibits and Reports on Form 8-K ......................................................   20

SIGNATURES .....................................................................................   22

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                         ASSETS

                                                                                                  December 31,          June 30,
                                                                                                      2001                2001
                                                                                                  ------------         ------------
                                                                                                   (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents .............................................................        $  5,280,488         $  1,586,342
   Accounts receivable, net ..............................................................           3,170,264            5,517,197
   Price hedge contracts .................................................................             864,528              888,400
   Other .................................................................................             394,159              313,140
                                                                                                  ------------         ------------
     Total current assets ................................................................           9,709,439            8,305,079
                                                                                                  ------------         ------------
PROPERTY, PLANT AND EQUIPMENT:
   Natural gas and oil properties, successful efforts method of accounting:
     Proved properties ...................................................................          23,276,754           20,317,257
     Unproved properties, not being amortized ............................................           1,034,131           12,587,354

   Furniture and equipment ...............................................................             176,267              120,388
   Accumulated depreciation, depletion and amortization ..................................          (7,920,293)          (4,866,732)
                                                                                                  ------------         ------------
     Total property, plant and equipment .................................................          16,566,859           18,158,267
                                                                                                  ------------         ------------
OTHER ASSETS:
   Investment in Republic Exploration LLC ................................................           6,226,132            5,047,476
   Investment in Magnolia Offshore Exploration LLC .......................................             813,028                 --
   Other assets ..........................................................................             130,000              211,375
                                                                                                  ------------         ------------
     Total other assets ..................................................................           7,169,160            5,258,851
                                                                                                  ------------         ------------
TOTAL ASSETS .............................................................................        $ 33,445,458         $ 31,722,197
                                                                                                  ============         ============
                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ......................................................................        $     22,588         $    131,929
   Accrued exploration and development ...................................................             119,868            2,837,181
   Accrued income taxes ..................................................................             793,907                 --
   Other accrued liabilities .............................................................             135,501              554,146
                                                                                                  ------------         ------------
     Total current liabilities ...........................................................           1,071,864            3,523,256
                                                                                                  ------------         ------------
DEFERRED INCOME TAXES ....................................................................           3,648,499            3,179,248
                                                                                                  ------------         ------------
SHAREHOLDERS' EQUITY:
   Convertible preferred stock, 8%, Series A, $0.04 par value, 5,000 shares authorized, 2,500 shares issued and outstanding at December 31, 2001
     and June 30, 2001, liquidation preference of $1,000 per share .......................                 100                  100
   Convertible preferred stock, 8%, Series B, $0.04 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at December 31, 2001
     and June 30, 2001, liquidation preference of $1,000 per share .......................                 200                  200
   Common stock, $0.04 par value, 50,000,000 shares authorized, 11,504,582 and 11,501,882 shares issued and outstanding at December 31, 2001 and
     June 30, 2001, respectively .........................................................             460,183              460,076
   Additional paid-in capital ............................................................          20,966,889           20,959,549
   Retained earnings .....................................................................           7,297,723            3,599,768
                                                                                                  ------------         ------------
     Total shareholders' equity ..........................................................          28,725,095           25,019,693
                                                                                                  ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................................        $ 33,445,458         $ 31,722,197
                                                                                                  ============         ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   Three Months Ended                      Six Months Ended
                                                                       December 31,                           December 31,
                                                           --------------------------------        --------------------------------
                                                                2001               2000                 2001                2000
                                                           ------------        ------------        ------------        ------------
REVENUES:
 Natural gas and oil sales .........................       $  4,206,035        $  6,690,178        $  9,988,892        $  8,771,912
 Gain (loss) from hedging activities ...............           (429,232)         (2,588,370)          4,054,427          (2,588,370)
                                                           ------------        ------------        ------------        ------------
  Total revenues ...................................          3,776,803           4,101,808          14,043,319           6,183,542
                                                           ------------        ------------        ------------        ------------
EXPENSES:

 Operating expenses ................................          1,066,693             649,980           1,691,746             858,815
 Exploration expenses ..............................          1,633,223             658,573           2,522,836           1,339,573
 Depreciation, depletion and amortization ..........          1,533,723             953,799           3,113,205           1,524,535
 General and administrative expense ................            426,094             487,628             805,911             952,510
                                                           ------------        ------------        ------------        ------------
  Total expenses ...................................          4,659,733           2,749,980           8,133,698           4,675,433
                                                           ------------        ------------        ------------        ------------
INCOME (LOSS) FROM OPERATIONS ......................           (882,930)          1,351,828           5,909,621           1,508,109
Interest expense ...................................                (45)               (237)             (9,362)             (1,411)
Interest income ....................................             94,161             163,959             134,934             221,577
Gain on sale of assets .............................             64,873                --               118,920                --
                                                           ------------        ------------        ------------        ------------
INCOME (LOSS) BEFORE INCOME TAXES ..................           (723,941)          1,515,550           6,154,113           1,728,275

Benefit (provision) for income taxes ...............            251,161                --            (2,156,158)               --
                                                           ------------        ------------        ------------        ------------
NET INCOME (LOSS) ..................................           (472,780)          1,515,550           3,997,955           1,728,275

Preferred stock dividends ..........................            150,000             150,548             300,000             175,206
                                                           ------------        ------------        ------------        ------------
NET INCOME (LOSS) ATTRIBUTABLE
 TO COMMON STOCK ...................................       $   (622,780)       $  1,365,002        $  3,697,955        $  1,553,069
                                                           ============        ============        ============        ============
NET INCOME (LOSS) PER SHARE:
 Basic .............................................       $      (0.05)       $       0.12        $       0.32        $       0.14
                                                           ============        ============        ============        ============
 Diluted ...........................................       $      (0.05)       $       0.10        $       0.28        $       0.13
                                                           ============        ============        ============        ============
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:
 Basic .............................................         11,504,132          11,467,470          11,503,003          11,095,967
                                                           ============        ============        ============        ============
 Diluted ...........................................         11,504,132          15,057,273          14,325,108          12,917,744
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

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        Six Months Ended
                                                                                                           December 31,
                                                                                               ------------------------------------
                                                                                                     2001                   2000
                                                                                               ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .........................................................................           $  3,997,955            $  1,728,275
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation, depletion and amortization ......................................              3,113,205               1,524,535
     Exploration capital expenditures ..............................................              2,285,599                  40,370
     Provision for deferred income taxes ...........................................                469,251                    --
     Gain on sale of assets ........................................................               (118,920)                   --
     Unrealized hedging loss .......................................................                 23,872               2,588,370
     Stock-based compensation ......................................................                  7,447                 120,648
     Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable .................................              2,109,550              (4,199,624)
        Decrease in prepaid insurance ..............................................                 33,651                  23,404
        Increase (decrease) in accounts payable ....................................                (94,961)                 58,004
        Decrease in other accrued liabilities ......................................               (646,103)                (34,561)
        Increase in accrued income taxes ...........................................                793,907                    --
        Other ......................................................................                239,285                (143,613)
                                                                                               ------------            ------------
          Net cash provided by operating activities ................................             12,213,738               1,705,808
                                                                                               ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Natural gas and oil exploration and development expenditures ....................             (7,581,374)             (9,089,736)
   Investment in Republic Exploration LLC ..........................................                   --                (4,000,000)
   Investment in Magnolia Offshore Exploration LLC .................................             (1,000,000)                   --
   Additions to furniture and equipment ............................................                (15,471)                (26,716)
   Decrease in advances to operators ...............................................                110,805                 768,076
   Proceeds from sale of properties ................................................                266,448                    --
                                                                                               ------------            ------------
     Net cash used in investing activities .........................................             (8,219,592)            (12,348,376)
                                                                                               ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock,
     preferred stock and warrants ..................................................                   --                 9,932,417
   Debt issue costs ................................................................                   --                   (47,222)
   Preferred stock dividends .......................................................               (300,000)               (175,206)
                                                                                               ------------            ------------
     Net cash provided by (used by) financing activities ...........................               (300,000)              9,709,989
                                                                                               ------------            ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................              3,694,146                (932,579)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................................              1,586,342               3,770,906
                                                                                               ------------            ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................................           $  5,280,488            $  2,838,327
                                                                                               ============            ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for taxes .............................................................           $    900,000            $       --
                                                                                               ============            ============
   Cash paid for interest ..........................................................           $      9,362            $       --
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

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                  Preferred Stock           Common Stock                                          Total
                                  ---------------     -----------------------      Paid-in       Retained      Shareholders'
                                  Shares   Amount       Shares       Amount        Capital       Earnings        Equity
                                  ------  -------     ----------   ----------   ------------   ------------    ------------
Balance at June 30, 2001 .......  7,500   $   300     11,501,882   $  460,076   $ 20,959,549   $  3,599,768    $ 25,019,693
   Stock-based compensation ....   --        --            1,350           54          3,907           --             3,961
   Net income ..................   --        --             --           --             --        4,470,735       4,470,735
   Preferred stock dividends....   --        --             --           --             --         (150,000)       (150,000)
                                  -----   -------     ----------   ----------   ------------   ------------    ------------
Balance at September 30, 2001...  7,500       300     11,503,232      460,130     20,963,456      7,920,503      29,344,389
   Stock-based compensation ....   --        --            1,350           53          3,433           --             3,486
   Net loss ....................   --        --             --           --             --         (472,780)       (472,780)
   Preferred stock dividends....   --        --             --           --             --         (150,000)       (150,000)
                                  -----   -------     ----------   ----------   ------------   ------------    ------------
Balance at December 31, 2001....  7,500   $   300     11,504,582   $  460,183   $ 20,966,889   $  7,297,723    $ 28,725,095
                                  =====   =======     ==========   ==========   ============   ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in Contango Oil & Gas Company's ("Contango" or the "Company") Form 10-KSB for the year ended June 30, 2001. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

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

     Liquidity. Management believes that cash on hand, anticipated cash flow from operations and availability under the Company's bank credit facility will be adequate to satisfy planned capital expenditures to fund drilling activities, planned acquisitions and to satisfy general corporate needs over the next twelve months. The Company may continue to seek additional equity or other financing to fund possible acquisitions, an expanded exploration program and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. There can be no assurances that the Company will have

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

sufficient funds available to finance its intended exploration and development programs or acquisitions.

2. Long Term Debt

     On June 29, 2001, Contango replaced its existing line of credit with a new three year, unsecured, reducing revolving line of credit with Guaranty Bank, FSB. The initial borrowing base was set at $10.0 million, with the borrowing base to be redetermined semi-annually. The credit facility calls for the borrowing base to be reduced by $500,000 each month beginning August 1, 2001 until the next borrowing base redetermination. Interest is payable monthly at the option of the Company at either (i) LIBOR plus two percent (2.0%) or (ii) the bank's base rate plus one-fourth percent (1/4%) per annum. Additionally, the Company pays a quarterly commitment fee of three-eights percent (3/8%) per annum on the average availability under the credit facility. The credit facility contains financial covenants and requires the maintenance of certain ratios, including those related to funded debt to EBITDAX, as defined; liabilities to tangible net worth; and debt service coverage. As of December 31, 2001, there were no borrowings under the credit facility, and the Company was in compliance with its financial covenants, ratios and other provisions of the credit facility.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Net Income Per Common Share

     A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the table below.


                                                         Three Months Ended                         Three Months Ended
                                                          December 31, 2001                          December 31, 2000
                                            ------------------------------------------   ----------------------------------------
                                                Loss            Shares       Per Share      Income          Shares      Per Share
                                            -----------       ----------     ---------   -----------      ----------    ---------
Basic:
   Net income (loss) attributable
     to common stock ...................     $  (622,780)      11,504,132     $  (0.05)  $ 1,365,002      11,467,470     $   0.12
                                                                              ========                                   ========
Effect of Dilutive Securities:
   Stock options and warrants ..........            --               --                         --         1,453,440
     Series A preferred stock ..........            --               --                       50,548       1,000,000
     Series B preferred stock ..........            --               --                      100,000       1,136,363
                                             -----------       ----------                -----------      ----------
Diluted:
   Net income (loss) attributable
     to common stock ...................     $  (622,780)      11,504,132     $  (0.05)  $ 1,515,550      15,057,273     $   0.10
                                             ===========       ==========     ========   ===========      ==========     ========




                                                          Six Months Ended                           Six Months Ended
                                                          December 31, 2001                          December 31, 2000
                                            ------------------------------------------   ----------------------------------------
                                                Loss            Shares       Per Share      Income          Shares      Per Share
                                            -----------       ----------     ---------   -----------      ----------    ---------
Basic:
   Net income attributable
     to common stock ...................     $ 3,697,955       11,503,003     $   0.32   $ 1,553,069      11,095,967     $   0.14
                                                                              ========                                   ========
Effect of Dilutive Securities:
   Stock options and warrants ..........            --            685,742                       --         1,126,125
     Series A preferred stock ..........         100,000        1,000,000                     70,822         695,652
     Series B preferred stock ..........         200,000        1,136,363                       --              --
                                             -----------       ----------                -----------      ----------
Diluted:
   Net income attributable
     to common stock ...................     $ 3,997,955       14,325,108     $   0.28   $ 1,623,891      12,917,744     $   0.13
                                             ===========       ==========     ========   ===========      ==========     ========



     For the three months ended December 31, 2001, diluted net loss per common share does not reflect dilution from potential common shares because to do so would have been anti-dilutive. For the six months ended December 31, 2000, Series B Preferred Stock was not included in the computation of diluted net income per common share because to do so would have been anti-dilutive.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Commodity Price Hedges

     Contango periodically enters into commodity derivative contracts. These contracts, which are usually placed with large energy pipeline and trading companies, major petroleum companies or financial institutions that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. The derivative contracts call for the Company to receive, or make, payments based upon the differential between a fixed and a variable commodity price as specified in the contract. The table below sets forth the Company's hedging activities for the periods indicated.




                                                           Three Months Ended
                                                     ------------------------------     YTD Total
                                                     September 30,     December 31,   December 31,
                                                          2001              2001          2001
                                                     --------------   -------------   -------------
Mark-to-market reversal of prior period
   unrealized recognized gain...................    $ (888,400)      $(1,682,408)       $ (888,400)
Net cash received from swap settlements.........     3,689,651           388,648         4,078,299
Mark-to-market gain unrealized..................     1,682,408           864,528           864,528
                                                    ----------       -----------        ----------
Gain (loss) from hedging activities.............    $4,483,659       $ (429,232)        $4,054,427
                                                    ----------       -----------        ----------

                                                          Three Months Ended
                                                     ---------------------------        YTD Total
                                                     September 30,     December 31,   December 31,
                                                         2000              2000           2000
                                                     --------------    ------------   --------------
Mark-to-market reversal of prior period
   unrealized recognized gain (loss)............       $ -                   $ -               $ -
Net cash received from swap settlements.........         -                     -                 -
Mark-to-market (loss) unrealized................         -            (2,588,370)       (2,588,370)
                                                         -          ------------       -----------
Gain (loss) from hedging activities.............       $ -          $ (2,588,370)     $ (2,588,370)
                                                       ---          ------------      ------------

     The table below sets forth the Company's pricing and notional volumes on open commodity derivative contracts as of December 31, 2001.

                                                                             Weighted
                                                                              Average
                                                                              Strike
     Contract Description                          Terms                      Price (1)     Quantity (2)
     --------------------                          -----                     ---------     ------------
Natural gas swap (received fixed).............  02/2002 - 03/2002             3.18             12,000/day
Natural gas swap (received fixed).............  04/2002 - 10/2002             2.87              8,000/day
Natural gas swap (received fixed).............  11/2002 - 12/2002             3.18             10,000/day
Natural gas swap (received fixed).............  01/2003 - 12/2003             3.24              6,000/day

-------------
(1) Per Mmbtu
(2) Natural gas quantities in Mmbtu

     Although these transactions were designed as economic hedges for a portion of future natural gas and oil production, the Company has elected not to designate these as "hedges" under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, gains and losses,

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



representing changes in these derivative instruments' mark-to-market values, are recognized currently in Contango's quarterly earnings. The Company's derivative position as of December 31, 2001 had a mark-to-market gain of $864,528.

     Because these open contracts are marked-to-market on a daily basis, the Company is exposed to wide swings in its exposure and could be subject to significant hedging losses in the event of a significant increase in natural gas prices. Accordingly, the terms of the agreements with certain counter parties provide that if the mark-to-market loss to that counter party exceeds $1.0 million, Contango will have to provide collateral to cover the potential loss position.

     The Company has had no derivative contracts with Enron Corp. or its affiliates.

5. Sale of Assets

     In August 2001, the Company sold it interests in producing properties located in Wharton and Colorado Counties, Texas to Juneau Exploration Company LLC for $100,000. This transaction resulted in a gain of $54,047. John B. Juneau is the sole manager of Juneau Exploration and is a director of the Company.

6. Subsequent Events

     On January 8, 2002, Contango amended its line of credit with Guaranty Bank to provide a first mortgage on its natural gas and oil properties. A new borrowing base was set at $17.0 million, with the borrowing base to be redetermined semi-annually. The amended credit facility calls for the borrowing base to be reduced by $450,000 each month beginning February 1, 2002 until the next borrowing base redetermination. All other terms of the credit agreement with Guaranty Bank remained unchanged. As of February 13, 2002, $7.8 million was outstanding under the amended credit facility.

     Effective January 1, 2002, Contango completed the acquisition from Juneau Exploration Company LLC of additional ownership interests in its core south Texas exploration program properties at a cost of approximately $11.0 million. This acquisition was funded with cash on hand and increased availability under the Company's expanded secured credit facility with Guaranty Bank. The Asset Purchase Agreement provides that, subject to certain conditions, the Company will close approximately $4.0 million of additional acquisitions in these south Texas properties in two separate transactions scheduled for April and July 2002. The acquisition prices are subject to adjustment based on natural gas and oil prices at the time of closing. John B. Juneau is the sole manager of Juneau Exploration and is a director of the Company.

     Effective January 1, 2002, in a separate transaction, Contango further increased its ownership in its core south Texas exploration program properties by acquiring certain overriding royalty interests for approximately $1.8 million. This acquisition was funded using availability under the Company's expanded secured credit facility with Guaranty Bank.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     On January 31, 2002, the Company finalized its purchase of a 50% interest in Magnolia Offshore Exploration LLC for $5.0 million. The Company funded $1.0 of this investment in October 2001. The remaining $4.0 will be funded as required by Magnolia Offshore. This funding is expected to occur in July 2002. If the Company were unable to fund its remaining investment in Magnolia Offshore, its ownership in Magnolia Offshore will be forfeited.

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

General

     We are an independent energy company engaged in the exploration, production and acquisition of natural gas and oil in the United States. Our entry into the natural gas and oil business began on July 1, 1999. The following is a discussion of the results of our operations for the three and six months ended December 31, 2001, compared to those for the three and six months ended December 31, 2000.

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

     Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $4.2 million for the three months ended December 31, 2001, down from approximately $6.7 million reported for the three months ended December 31, 2000. This decrease was attributable to substantial decreases in natural gas and oil prices that were partially offset by production increases from new wells drilled in our south Texas exploration program.

     For the three months ended December 31, 2001, our net production increased to approximately 15.9 million cubic feet of natural gas per day and 400 barrels of oil per day. For the comparable period of 2000, our net production was approximately 10.0 million cubic feet of natural gas per day and 390 barrels of oil per day. Prices for natural gas and oil, however, decreased substantially. For the three months ended December 31, 2001, our average realized price for natural gas was $2.45 per Mcf and for oil was $17.54 per barrel, compared with prices for the three months ended December 31, 2000 of $6.12 per Mcf of natural gas and $30.56 per barrel of oil.

     Loss from Hedging Activities. We reported a loss from hedging activities for the three months ended December 31, 2001 of approximately $429,200. This loss consisted of an approximate $388,600 gain realized on settlement of swap derivative agreements during the period and an unrealized loss of approximate $817,900. This unrealized loss is the difference between the mark-to-market reversal of the prior period's unrealized gain at the beginning of the period and the mark-to-market unrealized gain at the end of the period (see Footnote 4 to Notes to Consolidated Financial Statements). For the three months ended December 31, 2000, we recognized an unrealized loss from hedging activities of approximately $2.6 million.

     Operating Expenses. Operating expenses, including severance taxes, for the three months ended December 31, 2001 were approximately $1.1 million and were attributable to production operations both onshore Texas and offshore in the Gulf of Mexico. Of this amount, approximately $784,900 was attributable to lease operating expense (including approximately $320,000 of ad valorem taxes) and workover expense, and $281,700 was attributable to production and severance taxes. Operating expenses, including severance taxes, for the three months ended December 31, 2000 were approximately $650,000, of which approximately $194,900 was attributable to lease operating expenses and $455,100 was attributable to production and severance taxes.

     Exploration Expense. Exploration costs for the three months ended December 31, 2001 were approximately $1.6 million. This primarily was attributable to the expensing of dry holes drilled in south Texas of $1.4 million and seismic costs attributable to data offshore in the Gulf of Mexico of $239,200. For the three months ended December 31, 2000, we reported approximately $658,600 of exploration expense. Of this amount, approximately $600,000 was attributable to the cost of shooting 3D seismic data onshore in south Texas.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended December 31, 2001 was approximately $1.5 million. This primarily was attributable to depletion and amortization related to production from our exploration play in south Texas. For the three months ended December 31, 2000, we recorded approximately $953,800 of depreciation, depletion and amortization. This primarily was attributable to depletion and amortization related to production from our exploration play in south Texas and a well offshore Texas.

     General and Administrative Expense. General and administrative expense decreased approximately $61,500, from approximately $487,600 for the three months ended December 31, 2000 to approximately $426,100 for the three months ended December 31, 2001. Primary components of general and administrative expense for the three months ended December 31, 2001 included approximately $141,000 in office administration expense, $127,500 in salaries and benefits and $105,300 in accounting, legal and other professional fees.

Six Months Ended December 31, 2001 Compared to Six Months Ended December 31,
2000

     Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $10.0 million for the six months ended December 31, 2001, up from approximately $8.8 million reported for the six months ended December 31, 2000. This was attributable to production increases from new wells drilled in our south Texas exploration program that were offset by substantial decreases in natural gas and oil prices.

     For the six months ended December 31, 2001, our net production increased to approximately 16.4 million cubic feet of natural gas per day and 425 barrels of oil per day. For the comparable period of 2000, our net production was approximately 6.6 million cubic feet of natural gas per day and 290 barrels of oil per day. Prices for natural gas and oil decreased substantially. For the six months ended December 31, 2001, our average realized price for natural gas was $2.77 per Mcf and for oil was $21.18 per barrel, compared with prices for the six months ended December 31, 2000 of $5.84 per Mcf of natural gas and $30.56 per barrel of oil.

     Gain (loss) from Hedging Activities. We reported a gain from hedging activities for the six months ended December 31, 2001 of approximately $4.1 million. This gain consisted of an approximate $4.1 million gain realized on settlement of swap derivative agreements and an unrealized loss of approximate $23,900. This unrealized loss is the difference between the mark-to-market reversal of the prior period's unrealized gain at the beginning of the period and the mark-to-market unrealized gain at the end of the period (see Footnote 4 to Notes to Consolidated Financial Statements). For the six months ended December 31, 2000, we reported an unrealized loss from hedging activities of approximately $2.6 million.

     Operating Expenses. Operating expenses, including severance taxes, for the six months ended December 31, 2001 were approximately $1.7 million and were attributable to production operations both onshore Texas and offshore in the Gulf of Mexico. Of this amount, approximately $1.0 million was attributable to lease operating expense (including approximately $320,000 of ad valorem taxes) and workover expense, and $668,800 was attributable to production and severance taxes. Operating expenses, including severance taxes, for the six months ended December 31, 2000 were approximately $858,800, of which approximately $277,200 was attributable to lease operating expense and $581,600 was attributable to production and severance taxes.

     Exploration Expense. Exploration costs for the six months ended December 31, 2001 were approximately $2.5 million. This primarily was attributable to the expensing of dry holes drilled in south Texas of $2.3 million and seismic costs attributable to data offshore in the Gulf of Mexico of $244,600. For the six months ended December 31, 2000, we reported approximately $1.3 million of exploration expense. Of this amount, approximately $1.2 million was attributable to the cost of shooting 3D seismic data onshore in south Texas.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the six months ended December 31, 2001 was approximately $3.1 million. This primarily was attributable to depletion and amortization related to production from our exploration play in south Texas. For the six months ended December 31, 2000, we recorded approximately $1.5 million of depreciation, depletion and amortization. This primarily was attributable to depletion and amortization related to production from our exploration play in south Texas and a well offshore Texas.

     General and Administrative Expense. General and administrative expense decreased approximately $146,600, from approximately $952,500 for the six months ended December 31, 2000 to approximately $805,900 for the six months ended December 31, 2001. This decrease primarily was attributable to lower bonuses and lower levels of legal and accounting fees that were partially offset by an increase in office administration expense. Primary components of general and administrative expense for the six months ended December 31, 2001 included approximately $250,400 in salaries and benefits, $248,700 in office administration expense and $205,100 in legal, accounting and other professional fees.

Contango Operators, Inc.

     We formed Contango Operators in March 2001 to develop the capability to act as operator in our Gulf of Mexico exploration activities. One of Contango's five employees works with Contango Operators.

     In March 2001, Contango Operators, bidding together with Republic Exploration LLC was awarded five lease blocks offered by the U.S. Department of Interior's Minerals Management Service ("MMS") at the Central Gulf of Mexico OCS Lease Sale 178. In August 2001, Contango Operators and Republic Exploration entered into an agreement with a private company covering Grand Isle Blocks 24 and 28 and Eugene Island Block 110, with an option on Eugene Island Block 113B. Under the agreement, Contango and Republic Exploration will be carried on exploration and development activities and will receive a reversionary interest at payout of each block. Drilling is anticipated to commence on three of these blocks during late spring 2002, pending final regulatory approvals.

Republic Exploration LLC

     In August 2000, we purchased a 10% interest in Republic Exploration for $4.0 million with the option to purchase another 23.3% interest. In March 2001, we exercised this option, increasing our interest in Republic Exploration to 33.3% and bringing our total investment in Republic Exploration to approximately $6.7 million. Republic Exploration has the license rights to existing and newly reprocessed 3-D seismic data covering approximately 1,400 blocks of the shallow waters of the Gulf of Mexico continental shelf and was formed to evaluate, generate, acquire and explore prospects using this data. The other two members of Republic Exploration are Juneau Exploration LP, the managing member, and a privately held company. Both companies have extensive experience in Gulf of Mexico exploration.

     Since its formation, Republic Exploration has acquired a total of eight offshore lease blocks. Five of these blocks were acquired offshore Louisiana in the Central Gulf of Mexico Lease Sale 178 held March 2001, where Republic Exploration bid together with Contango Operators. Of the total eight blocks, Republic Exploration has sold five, one of which was unsuccessfully drilled, and a second of which, High Island 25L, was drilled as a successful natural gas well in October 2001. It is expected that production from High Island 25L will commence in the spring of 2002 after production facilities are completed. Republic Exploration anticipates drilling to start on three of these blocks during late spring, pending final regulatory approvals. Under the sales agreement, Republic Exploration and Contango will be carried on exploration and development activities on each block and will receive a reversionary interest at payout. Republic Exploration anticipates it will be active in future state and federal offshore lease sales. We do not expect cash distributions from Republic Exploration for the foreseeable future.

Magnolia Offshore Exploration LLC

     In January 2002, we finalized our purchase of a 50% interest in Magnolia Offshore Exploration for $5.0 million. We funded $1.0 million of this investment in October 2001, with the remaining $4.0 million expected to fund in July 2002. If we are unable to fund the remaining investment in Magnolia Offshore, we will forfeit our ownership. Magnolia Offshore was formed to evaluate, generate, acquire and explore prospects in the continental shelf of the Gulf of Mexico. Currently, Magnolia Offshore will explore the Gulf of Mexico in water depths of less than 350 feet utilizing approximately 600 blocks of 3D seismic data.


     This venture, together with our investment in Republic Exploration, gives Contango exposure to opportunities generated from approximately 2,000 blocks of 3D seismic data in state and federal waters in the Gulf of Mexico.

Production, Prices and Operating Expenses

     The following table presents information regarding the production volumes, average sales prices received and average production costs associated with our sales of natural gas and oil for the period indicated.


                                                                Three Months Ended       Six Months Ended
                                                                   December 31,            December 31,
                                                                -------------------      ----------------
                                                                 2001        2000        2001        2000
                                                                 ----        ----        ----        ----
Production:
   Natural gas (thousand cubic feet).......................   1,467,991     916,000    3,018,231   1,221,000
   Oil and condensate (barrels)............................      37,867      36,000       78,584      54,000
     Total (thousand cubic feet equivalent)................   1,695,193   1,132,000    3,489,735   1,545,000

   Natural gas (thousand cubic feet per day)...............      15,956       9,957       16,403       6,636
   Oil and condensate (barrels per day)....................         412         391          427         293
     Total (thousand cubic feet equivalent per day)........      18,428      12,303       18,965       8,394

Average sales price:
   Natural gas (thousand cubic feet).......................   $    2.45  $     6.12   $     2.77   $    5.84
   Oil and condensate (barrels)............................       17.54       30.56        21.18       30.56
     Total (thousand cubic feet equivalent)................        2.48        5.91         2.86        5.68

Operating expenses (per thousand cubic feet equivalent):
   Production and severance taxes..........................   $    0.17  $     0.40   $     0.19   $    0.38
   Lease operating expense (before taxes)..................        0.46        0.17         0.30        0.18
                                                              ---------  ----------   ----------   ---------
     Total operating expenses..............................   $    0.63  $     0.57   $     0.49   $    0.56

Other expenses (per thousand cubic feet equivalent):
   Depreciation, depletion and amortization of
     natural gas and oil properties........................   $    0.89  $     0.82   $     0.88   $    0.97
   General and administrative expense......................        0.25        0.43         0.23        0.62

     In January 2002, we increased our working interest and net revenue interest in our core south Texas properties from approximately 43% and 33%, respectively, to approximately 56% and 42%, respectively. As a result, our net production in January increased from approximately 15 million cubic feet of natural gas and 400 barrels of oil per day to approximately 20 million cubic feet of natural gas and 500 barrels of oil per day. Approximately 98% of our production is attributable to wells that have been drilled in our south Texas exploration program.

Capital Resources and Liquidity

     During the six months ended December 31, 2001, we funded our activities with cash on hand and internally generated cash flow. We reported total revenues for the six months ended December 31, 2001 of approximately $14.0 million, which included approximately $4.1 million of gain from hedging activities. EBITDAX (earnings before interest expense, taxes, depreciation, depletion and amortization, impairment expense and expensed exploration expenditures) for the six month period was approximately $11.8 million. We expect operating cash flow together with funds available under our bank credit facility to be sufficient to fund all anticipated capital needs over the next twelve months.

     At February 13, 2002, we had approximately $5.4 million in cash on hand, $7.8 million in bank debt and borrowing capability of $8.8 million under our existing credit facility.

     In January 2002, we increased our ownership interest in our core south Texas properties at a total cost of approximately $12.8 million. As a result, production levels increased from approximately 15 million cubic feet and 400 barrels of oil per day in December 2001 to approximately 20 million cubic feet and 500 barrels of oil per day in January 2002, or approximately $1.2-$1.4 million in monthly EBITDAX at today's prices of approximately $2.00 per Mcf and $20.00 per barrel and prior to any hedging gains or losses.

     Although we have completed our drilling activities in south Texas, we continue to actively seek new exploration plays both in south Texas as well as other areas. In addition, Contango has an after payout carried working interest in three offshore prospects that we expect will be drilled during 2002. Through its 33.3% ownership of Republic Exploration, Contango has an additional after payout carried interest in these three offshore prospects, plus an additional after payout carried working interest in a fourth offshore prospect. A fifth prospect, High Island 25L, was successfully drilled as a natural gas well in October 2001. Republic Exploration has a reversionary back-in working interest after payout on this well. Production is expected to commence in the spring of 2002 after production facilities are completed. In the Rocky Mountains, we expect to start exploration activities on the Naval Oil Shale Reserve 2 (NOSR2) during 2002. We are hopeful to be able to expand our Rocky Mountain activities to other projects during the year. Capital expenditures year to date, including our recent $13 million proved reserve acquisition in our core properties in south Texas, have totaled about $22.5 million. We anticipate capital expenditures for the full fiscal year 2002 to total $30 to $35 million.

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

Hedging Activities

     Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. These prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our credit facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that we can economically produce.

     From time to time, we enter into hedging arrangements on a portion of our anticipated natural gas and oil production as a part of our overall risk management strategy. The following table sets forth the Company's pricing and notional volumes on open commodity derivative contracts as of February 13, 2001.

                                                          Weighted
                                                          Average
                                                           Strike
  Contract Description                    Term           Price (1)  Quantity (2)
-----------------------------------  -----------------   ---------  ------------
Natural gas swap (received fixed)..  03/2002 - 12/2002     2.528     8,000/day
Natural gas swap (received fixed)..  01/2003 - 12/2003     2.750     2,000/day
-----------------
(1) Per Mmbtu
(2) Natural gas quantities in Mmbtu

     The above open commodity derivative contracts represent approximately 3.7 Bbtus, or approximately 30% of our projected natural gas production through December 2003. At February 13, 2002, these contracts had a mark-to market loss of approximately $285,000. At December 31, 2001, the mark-to-market valuation was a gain of $864,528. Because these open contracts are marked-to-market on a daily basis, the Company is exposed to wide swings in its exposure and could be subject to significant hedging losses in the event of a significant increase in natural gas prices. Accordingly, the terms of the agreements with certain counter parties provide that if the mark-to-market loss to that counter party exceeds $1.0 million, Contango will have to provide collateral to cover the potential loss position.

PART II - OTHER INFORMATION Item 1. Legal Proceedings


     The Company is not a party to any legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     During the three months ended December 31, 2001, Contango issued 1,350 shares of common stock to three individuals at a value of $2.58 per share as partial consideration for services provided to the Company. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as it did not involve a public offering of securities.

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

3.1 Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation. (8)

3.2          Bylaws of Contango Oil & Gas Company, a Delaware corporation. (8)

3.3 Agreement and Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and of Contango Oil & Gas Company, a Nevada corporation. (8)

4.1          Facsimile of common stock certificate of the Company. (1)

4.2 Certificate of Designations, Preferences and Relative Rights and Limitations for Series A Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (8)

4.3 Certificate of Designations, Preferences and Relative Rights and Limitations for Series B Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (8)

10.1 Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C. (2)

10.2 Securities Purchase Agreement between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)

10.3 Warrant to Purchase Common Stock between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)

10.4 Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)

10.5 Securities Purchase Agreement by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund dated June 8, 2000. (4)

10.6 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West, in its capacities as Investment Manager and Custodian. (5)

10.7 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund. (5)

10.8 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated. (5)

10.9 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. (5)

10.10 Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. dated effective as of September 1, 2000. (6)

10.11 Securities Purchase Agreement dated September 27, 2000 by and between Contango Oil & Gas Company and Aquila Energy Capital Corporation. (7)

10.12 Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (9)

10.13 First Amendment dated as of January 8, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.
       (10)

10.14 Asset Purchase Agreement by and among Juneau Exploration, L.P. and Contango Oil & Gas Company dated January 4, 2002. (10)

10.15 Asset Purchase Agreement by and among Mark A. Stephens, John Miller, The Hunter Revocable Trust, Linda G. Ferszt, Scott Archer and The Archer Revocable Trust and Contango Oil & Gas Company dated January 9, 2002.+

99.1   Press Release of Contango Oil & Gas Company dated August 24, 2000. (5)

99.2   Press Release of Contango Oil & Gas Company dated September 27, 2000. (7)

99.3   Press Release of Contango Oil & Gas Company dated December 1, 2000. (8)

99.4   Press Release of Contango Oil & Gas Company dated January 8, 2002. (10)
-------------
      +   Filed herewith.

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

     (10) Filed as an exhibit to the Company's report on Form 8-K, dated January 4, 2002, as filed with the Securities and Exchange Commission on January 8, 2002.

(b) Reports on Form 8-K:

     The Company filed a report on Form 8-K on January 8, 2002 reporting that on January 4, 2002 it entered into an agreement to purchase all of the working and revenue interests of Juneau Exploration, L.P. in the Company's south Texas exploration program properties effective as of January 1, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     CONTANGO OIL & GAS COMPANY

Date: February 14, 2002          By: /s/ KENNETH R. PEAK
                                     -------------------------------------------
                                     Kenneth R. Peak
                                     President and  Chief Executive Officer
                                     (Principal Executive and Financial Officer)

Date: February 14, 2002          By: /s/ LESIA BAUTINA
                                     -------------------------------------------
                                     Lesia Bautina
                                     Controller
                                     (Principal Accounting Officer)

  Exhibit Index

      3.1 Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation 3.2 Bylaws of Contango Oil & Gas Company, a Delaware corporation.

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

      10.1 Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C.

      10.2 Securities Purchase Agreement between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.

      10.3 Warrant to Purchase Common Stock between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.

      10.4 Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.

      10.5 Securities Purchase Agreement by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund dated June 8, 2000.

      10.6 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West, in its capacities as Investment Manager and Custodian.

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

      10.8 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated.

      10.9 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C.

      10.10 Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. dated as of September 1, 2000.

      10.11 Securities Purchase Agreement dated September 27, 2000 by and between Contango Oil & Gas Company and Aquila Energy Capital Corporation.

      10.12 Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.

      10.13 First Amendment dated as of January 8, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.

      10.14 Asset Purchase Agreement by and among Juneau Exploration, L.P. and Contango Oil & Gas Company dated January 4, 2002.

      10.15 Asset Purchase Agreement by and among Mark A. Stephens, John Miller, The Hunter Revocable Trust, Linda G. Ferszt, Scott Archer and The Archer Revocable Trust and Contango Oil & Gas Company dated
            January 9, 2002.

      99.1  Press Release of Contango Oil & Gas Company dated August 24, 2000.

      99.2  Press Release of Contango Oil & Gas Company dated September 27,
            2000.

      99.3  Press Release of Contango Oil & Gas Company dated December 1, 2000.

      99.4  Press Release of Contango Oil & Gas Company dated January 8, 2002.