Form 10QSB
period 2002-03-31
CONTANGO OIL & GAS CO
filed 2002-05-02
CIK 1071993

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

                 For the quarterly period ended March 31, 2002



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


          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No___
                                                                      ----

          The total number of shares of common stock, par value $0.04 per share, outstanding as of April 30, 2002 was 8,930,382.

          Transitional Small Business Disclosure Format (check one): Yes___ No X
                                                                              --


================================================================================

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE NINE MONTHS ENDED MARCH 31, 2002

                               TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
                                           PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements
              Consolidated Balance Sheets as of March 31, 2002 and June 30, 2001.......................        3
              Consolidated Statements of Operations for the three and nine months ended March
                  31, 2002 and 2001....................................................................        4
              Consolidated Statements of Cash Flows for the nine months ended
                  March 31, 2002 and 2001..............................................................        5
              Consolidated Statement of Shareholders' Equity for the nine months ended March 31,
                  2002.................................................................................        6
              Notes to the Consolidated Financial Statements...........................................        7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
              of Operations...........................................................................        14
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................        24

                                             PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................................        25

Item 2.   Changes in Securities and Use of Proceeds...................................................        25

Item 3.   Default Upon Senior Securities..............................................................        26

Item 4.   Submission of Matters to Vote of Security Holders...........................................        26

Item 5.   Other Information...........................................................................        26

Item 6.   Exhibits and Reports on Form 8-K............................................................        26

SIGNATURES............................................................................................        29

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                               March 31,          June 30,
                                                                                                 2002               2001
                                                                                           ---------------     -------------
                                                                                              (Unaudited)
 CURRENT ASSETS:
    Cash and cash equivalents............................................................    $   4,110,727      $  1,586,342
    Accounts receivable, net.............................................................        3,927,401         5,517,197
    Price hedge contracts................................................................                -           888,400
    Other................................................................................          437,950           313,140
                                                                                           ---------------     -------------
       Total current assets..............................................................        8,476,078         8,305,079
                                                                                           ---------------     -------------
 PROPERTY, PLANT AND EQUIPMENT:
    Natural gas and oil properties, successful efforts method of accounting:
       Proved properties.................................................................       43,045,606        20,317,257
       Unproved properties, not being amortized..........................................        3,555,157         2,587,354
    Furniture and equipment..............................................................          198,634           120,388
    Accumulated depreciation, depletion and amortization.................................      (10,535,370)       (4,866,732)
                                                                                           ---------------     -------------
       Total property, plant and equipment...............................................       36,264,027        18,158,267
                                                                                           ---------------     -------------
 OTHER ASSETS:
    Investment in Republic Exploration, L.L.C............................................        5,742,644         5,047,476
    Investment in Magnolia Offshore Exploration, L.L.C...................................          690,086                 -
    Other assets.........................................................................          325,664           211,375
                                                                                           ---------------     -------------
       Total other assets................................................................        6,758,394         5,258,851
                                                                                           ---------------     -------------
 TOTAL ASSETS............................................................................    $  51,498,499      $ 31,722,197
                                                                                           ===============     =============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Accounts payable.....................................................................    $   2,487,248      $    131,929
    Accrued exploration and development..................................................        1,171,582         2,837,181
    Accrued income taxes.................................................................        1,061,925                 -
    Price hedge contracts................................................................          249,480                 -
    Other accrued liabilities............................................................           96,832           554,146
    Current portion of long term debt....................................................        1,425,000                 -
                                                                                           ---------------     -------------
       Total current liabilities.........................................................        6,492,067         3,523,256
                                                                                           ---------------     -------------

 LONG TERM DEBT..........................................................................       17,608,250                 -
                                                                                           ---------------     -------------

 DEFERRED INCOME TAXES...................................................................        3,750,386         3,179,248
                                                                                           ---------------     -------------

 SHAREHOLDERS' EQUITY:
    Convertible preferred stock, 8%, Series A, $0.04 par value, 5,000 shares authorized,
       2,500 shares issued and outstanding at March 31, 2002 and June 30, 2001,
       liquidation preference of $1,000 per share........................................              100               100
    Convertible preferred stock, 8%, Series B, $0.04 par value, 10,000 shares authorized,
       5,000 shares issued and outstanding at March 31, 2002 and June 30, 2001,
       liquidation preference of $1,000 per share........................................              200               200
    Common stock, $0.04 par value, 50,000,000 shares authorized,  11,505,182 shares issued and 8,930,182 shares outstanding at March 31, 2002 and 11,501,882 shares
       issued and outstanding at June 30, 2001...........................................          460,207           460,076
    Additional paid-in capital...........................................................       20,968,735        20,959,549
    Treasury stock at cost (2,575,000 shares)............................................       (6,180,000)                -
    Retained earnings....................................................................        8,398,554         3,599,768
                                                                                           ---------------     -------------
       Total shareholder equity..........................................................       23,647,796        25,019,693
                                                                                           ---------------     -------------
 TOTAL LIABILITIES  ND SHAREHOLDERS' EQUITY..............................................    $  51,498,499      $ 31,722,197
                                                                                           ===============     =============

  The accompanying notes are an integral part of these consolidated financial statements.

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three Months Ended                   Nine Months Ended
                                                                March 31,                           March 31,
                                                      ----------------------------       ------------------------------
                                                         2002             2001               2002              2001
                                                      -----------      -----------       ------------      ------------
REVENUES:
 Natural gas and oil sales.......................     $ 5,919,715      $ 8,039,433       $ 15,908,607      $ 16,811,345
 Gain (loss) from hedging activities.............          90,789          909,557          4,145,216        (1,678,813)
                                                      -----------      -----------       ------------      ------------
   Total revenues................................       6,010,504        8,948,990         20,053,823        15,132,532
                                                      -----------      -----------       ------------      ------------

EXPENSES:
 Operating expenses..............................         833,874          828,021          2,525,620         1,686,836
 Exploration expenses............................               -          984,948          2,522,836         2,324,521
 Depreciation, depletion and amortization........       2,931,618        1,218,348          6,044,823         2,742,883
 General and administrative expense..............         525,235          725,268          1,331,146         1,677,778
                                                      -----------      -----------       ------------      ------------
   Total expenses................................       4,290,727        3,756,585         12,424,425         8,432,018
                                                      -----------      -----------       ------------      ------------
INCOME FROM OPERATIONS...........................       1,719,777        5,192,405          7,629,398         6,700,514

Interest expense.................................         (87,882)          (4,144)           (97,244)           (5,555)
Interest income..................................          34,222          101,799            169,156           323,376
Gain on sale of assets...........................         254,619                -            373,539                 -
                                                      -----------      -----------       ------------      ------------
INCOME BEFORE INCOME TAXES.......................       1,920,736        5,290,060          8,074,849         7,018,335

Provision for income taxes.......................        (669,905)      (1,810,057)        (2,826,063)       (1,810,057)
                                                      -----------      -----------       ------------      ------------
NET INCOME.......................................       1,250,831        3,480,003          5,248,786         5,208,278

Preferred stock dividends........................         150,000          150,000            450,000           325,206
                                                      -----------      -----------       ------------      ------------

NET INCOME ATTRIBUTABLE
 TO COMMON STOCK.................................     $ 1,100,831      $ 3,330,003       $  4,798,786      $  4,883,072
                                                      ===========      ===========       ============      ============

NET INCOME PER SHARE:
 Basic...........................................     $      0.10      $      0.29       $       0.42      $       0.44
                                                      ===========      ===========       ============      ============
 Diluted.........................................     $      0.09      $      0.22       $       0.37      $       0.37
                                                      ===========      ===========       ============      ============

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:
 Basic...........................................      11,427,532       11,475,433         11,477,836        11,220,609
                                                      ===========      ===========       ============      ============
 Diluted.........................................      14,319,063       15,482,323         14,301,024        14,161,895
                                                      ===========      ===========       ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                       March 31,
                                                                                             ----------------------------
                                                                                                 2002              2001
                                                                                             --------------   -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...............................................................................   $   5,248,786   $  5,208,278
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization.............................................       6,044,823      2,742,883
     Exploration capital expenditures.....................................................       2,285,599        881,865
     Provision for deferred income taxes..................................................         571,138      1,810,057
     Gain on sale of assets...............................................................        (373,539)             -
     Unrealized hedging loss (gain).......................................................       1,137,880       (154,350)
     Stock-based compensation.............................................................           9,317        128,973
     Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable........................................       1,368,778     (3,429,923)
        (Increase) in prepaid insurance...................................................         (74,015)      (144,743)
        Increase in accounts payable......................................................       1,524,664         10,022
        Increase (decrease) in other accrued liabilities..................................        (537,732)       210,035
        Increase in taxes payable.........................................................       1,061,925              -
        Other.............................................................................         106,721         62,269
                                                                                             -------------   ------------
          Net cash provided by operating activities.......................................      18,374,345      7,325,366
                                                                                             -------------   ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Natural gas and oil exploration and development expenditures............................      (6,594,817)   (13,162,926)
  Investment in Republic Exploration, L.L.C...............................................               -     (6,666,051)
  Investment in Magnolia Offshore Exploration, L.L.C......................................      (1,000,000)             -
  Additions to furniture and equipment....................................................         (15,472)       (33,705)
  Decrease in advances to operators.......................................................         110,807      1,047,408
  Increase in payables from capital expenditures..........................................               -        911,503
  Purchase of reserves....................................................................     (19,956,452)             -
  Acquisition costs.......................................................................        (144,075)             -
  Proceeds from sale of properties........................................................         266,448              -
                                                                                             -------------   ------------
        Net cash used in investing activities.............................................     (27,333,561)   (17,903,771)
                                                                                             -------------   ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit facility........................................................      24,300,000              -
  Repayments under credit facility........................................................      (6,100,000)             -
  Purchase of treasury shares.............................................................      (6,180,000)             -
  Proceeds from issuance of common stock, preferred stock and warrants....................               -      9,962,418
  Debt issue costs........................................................................         (86,399)       (50,000)
  Preferred stock dividends...............................................................        (450,000)      (325,206)
                                                                                             -------------   ------------
        Net cash provided by financing activities.........................................      11,483,601      9,587,212
                                                                                             -------------   ------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................       2,524,385       (991,193)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................................       1,586,342      3,770,906
                                                                                             -------------   ------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD.................................................   $   4,110,727   $  2,779,713
                                                                                             =============   ============
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for taxes.....................................................................   $   1,200,000   $          -
                                                                                             =============   ============
  Cash paid for interest..................................................................   $      52,417   $      5,555
                                                                                             =============   ============

      The accompanying notes are an integral part of these consolidated financial statements.

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                    Preferred Stock          Common Stock                                                 Total
                                  -------------------  ----------------------      Paid-in     Treasury     Retained   Shareholders'
                                   Shares     Amount      Shares       Amount      Capital      Stock       Earnings      Equity
                                  -------    --------  -----------  ---------  ------------  -----------  -----------  ------------
Balance at June 30, 2001.........   7,500    $    300   11,501,882  $ 460,076  $ 20,959,549  $         -  $ 3,599,768  $ 25,019,693
  Stock-based compensation.......       -           -        1,350         54         3,907            -            -         3,961
  Net income.....................       -           -            -          -             -            -    4,470,735     4,470,735
  Preferred stock dividends......       -           -            -          -             -            -     (150,000)     (150,000)
                                  -------    --------  -----------  ---------  ------------  -----------  -----------  ------------
Balance at September 30, 2001....   7,500         300   11,503,232    460,130    20,963,456            -    7,920,503    29,344,389

  Stock-based compensation.......       -           -        1,350         53         3,433            -            -         3,486
  Net loss.......................       -           -            -          -             -            -     (472,780)     (472,780)
  Preferred stock dividends......       -           -            -          -             -            -     (150,000)     (150,000)
                                  -------    --------  -----------  ---------  ------------  -----------  -----------  ------------
Balance at December 31, 2001.....   7,500         300   11,504,582    460,183    20,966,889            -    7,297,723    28,725,095

  Stock-based compensation.......       -           -          600         24         1,846            -            -         1,870
  Net income.....................       -           -            -          -             -            -    1,250,831     1,250,831
  Treasury stock acquired........       -           -   (2,575,000)         -             -   (6,180,000)           -    (6,180,000)
  Preferred stock dividends......       -           -            -          -             -            -     (150,000)     (150,000)
                                  -------    --------  -----------  ---------  ------------  -----------  -----------  ------------
Balance at March 31, 2002........   7,500    $    300    8,930,182  $ 460,207  $ 20,968,735  $(6,180,000) $ 8,398,554  $ 23,647,796
                                  =======    ========  ===========  =========  ============  ===========  ===========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in Contango Oil & Gas Company's ("Contango" or the "Company") Form 10-KSB for the year ended June 30, 2001. The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

1.  Summary of Significant Accounting Policies

          Successful Efforts Method of Accounting. The Company follows the successful efforts method of accounting for its oil and gas activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved oil and gas properties are reviewed when circumstances suggest the need for such a review and, if required, the proved properties are written down to their estimated fair value. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, and any such impairment is charged to expense in the period. Estimated fair value includes the estimated present value of all reasonably expected future production, prices and costs. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs, such as seismic costs and other geological and geophysical expenses, are expensed as incurred. The provision for depreciation, depletion and amortization is based on the capitalized costs as determined above, plus future costs to abandon offshore wells and platforms. Depreciation, depletion and amortization is on a cost center by cost center basis using the unit of production method, with lease acquisition costs amortized over total proved reserves and other costs amortized over proved developed reserves. The Company creates cost centers on a well-by-well basis for natural gas and oil activities on our South Texas Exploration Program ("STEP") properties and in the Gulf of Mexico.

          Principles of Consolidation. Our consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Majority-owned subsidiaries are fully consolidated. Minority-owned natural gas and oil affiliates, such as 33.3% owned Republic Exploration, L.L.C. ("Republic Exploration") and 50% owned Magnolia Offshore Exploration, L.L.C. ("Magnolia Offshore Exploration"), are proportionately consolidated. In the case of minority-owned affiliates that have disproportionate allocations among the investors, our share of the affiliate's net income or loss is based on how increases or decreases in the net assets of the venture will ultimately affect cash payments to Contango. Since we are the only member that contributed cash to Republic Exploration and Magnolia Offshore Exploration, we consolidate 100% of all activities in a loss position into our financial statements until we recoup our investment.

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


          Hedge Accounting. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133. In June 2000, the FASB issued SFAS 138, "Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133". SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Although the derivative transactions the Company engages in are designed as economic hedges for a portion of future natural gas and oil production, the Company has elected not to designate these as "hedges" under SFAS No. 133. Accordingly, the Company recognizes the changes in the derivative's fair value in its income statement under gain (loss) from hedging activities.

          Recently Issued Accounting Standards. The FASB has recently issued two new pronouncements, Statement of Accounting Standard No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations and Statement of Financial Accounting Standard No. 144" ("SFAS 144"), "Accounting for Impairment or Disposal of Long-Lived Assets".

          SFAS 143 requires companies to record a liability relating to the retirement of tangible long-lived assets. When the liability is initially recorded, a company increases the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The new standard requires entities to record a cumulative effect of the change in accounting principle to earnings in the period of adoption. Contango has not yet determined the impact SFAS 143 will have upon adoption.

          SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains its fundamental provisions for the (a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting portions of APS Opinion No. 30 for segments of a business to be disposed of but retains the requirements to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as "held for sale".

2.  NATURAL GAS AND OIL EXPLORATION RISK

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

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


3.  Liquidity

          Management believes that cash on hand, anticipated cash flow from operations and availability under the Credit Facility (as defined in footnote 4) will be adequate to satisfy planned capital expenditures to fund planned drilling activities, acquisitions and general corporate needs over the next twelve months. The Company may continue to seek additional equity or other financing to fund additional acquisitions, pursue an expanded exploration program and take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. There can be no assurances that the Company will have sufficient funds available to finance its intended exploration and development programs or acquisitions.

4.  Long Term Debt

          On June 29, 2001, Contango replaced its previous line of credit with a three year, secured, reducing revolving line of credit with Guaranty Bank, FSB that matures in June 2004 (the "Credit Facility"). Effective February 1, 2002, the hydrocarbon borrowing base under the Credit Facility was increased to $20.0 million with $350,000 monthly reductions in the hydrocarbon borrowing base commencing March 1, 2002, subject to semi-annual redeterminations. The hydrocarbon borrowing base is subject to semi-annual redeterminations based primarily on the value of the Company's proved reserves. Borrowings under the Credit Facility bear interest, at the option of the Company, at either (i) LIBOR plus two percent (2.0%) or (ii) the bank's base rate plus one-fourth percent (1/4%) per annum. Additionally, the Company pays a quarterly commitment fee of three-eights percent (3/8%) per annum on the average availability under the Credit Facility. The Credit Facility requires the maintenance of certain ratios, including those related to working capital, funded debt to EBITDAX (earnings before interest expense, taxes, depreciation, depletion and amortization, impairment expense and expensed exploration expenditures), and debt service coverage. Additionally, the Credit Facility contains certain negative covenants that, among others, restrict or limit the Company's ability to incur indebtedness, sell assets, pay dividends, reacquire or otherwise acquire or redeem capital stock. Failure to maintain required financial ratios or comply with the Credit Facility's covenants can result in a default and acceleration of all indebtedness under the Credit Facility.

          As of March 31, 2002, $18.2 million was outstanding under the Credit Facility, approximately $1.4 million of which was current, and the Company was in compliance with its financial covenants, ratios and other provisions of the Credit Facility. Effective April 1, 2002, the hydrocarbon borrowing base under the Credit Facility was increased to $22.0 million with $475,000 monthly reductions in the hydrocarbon borrowing base commencing May 1, 2002, subject to semi-annual redeterminations. Approximately $0.8 million of long term debt is related to long term hedge payables.

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


5.  Net Income Per Common Share

          A reconciliation of the components of basic and diluted net income per common share is presented in the table below.

                                                        Three Months Ended                       Three Months Ended
                                                          March 31, 2002                           March 31, 2001
                                             ---------------------------------------  ---------------------------------------
                                                Income       Shares       Per Share      Income       Shares       Per Share
                                             ------------- ------------  -----------  ------------  ------------  -----------
Basic:
  Net income attributable
    to common stock.........................  $  1,100,831   11,427,532    $    0.10  $  3,330,003    11,475,433   $   0.29
                                                                           =========                               ========
Effect of Dilutive Securities:
  Stock options and warrants................             -      755,168                          -     1,870,527
    Series A preferred stock................        50,000    1,000,000                     50,000     1,000,000
    Series B preferred stock................       100,000    1,136,363                    100,000     1,136,363
                                              ------------  -----------               ------------   -----------
Diluted:
  Net income attributable
    to common stock.........................  $  1,250,831   14,319,063    $    0.09  $  3,480,003    15,482,323   $   0.22
                                              ============  ===========    =========  ============   ===========   ========

                                                        Nine Months Ended                        Nine Months Ended
                                                          March 31, 2002                           March 31, 2001
                                              --------------------------------------  ---------------------------------------
                                                 Income       Shares       Per Share     Income        Shares      Per Share
                                              ------------  -----------    ---------  ------------   -----------  -----------
Basic:
  Net income attributable
    to common stock.........................  $  4,798,786   11,477,836    $    0.42  $  4,883,072    11,220,609   $   0.44
                                                                           =========                               ========
Effect of Dilutive Securities:
  Stock options and warrants................             -      686,825                          -     1,374,259
    Series A preferred stock................       150,000    1,000,000                    120,822       797,100
    Series B preferred stock................       300,000    1,136,363                    204,384       769,927
                                              ------------  -----------               ------------   -----------
Diluted:
  Net income attributable
    to common stock.........................  $  5,248,786   14,301,024    $    0.37  $  5,208,278    14,161,895   $   0.37
                                              ============  ===========    =========  ============   ===========   ========

6.  Commodity Price Hedges

          Contango periodically enters into commodity derivative contracts. These contracts, which are usually placed with large energy pipeline and trading companies, major petroleum companies or financial institutions that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. In June 1998, the FASB issued SFAS 133. In June 2000, the FASB issued SFAS 138, "Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133". SFAS 133, as amended, establishes accounting and

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. The Company recognizes the changes in the derivative's fair value in its income statement under gain (loss) from hedging activities. The derivative contracts call for the Company to receive, or make, payments based upon the differential between a fixed and a variable commodity price as specified in the contract. The table below sets forth the Company's hedging activities for the periods indicated.

                                                                          Three Months Ended
                                                          ---------------------------------------------------     YTD Total
                                                           September 30,      December 31,       March 31,        March 31,
                                                               2001              2001              2002             2002
                                                          -------------     --------------     --------------    ------------
 Mark-to-market reversal of prior period
   unrealized recognized gain...........................   $   (888,400)     $ (1,682,408)     $    (864,528)    $   (888,400)
 Net cash received from swap settlements................      3,689,651           388,648          1,204,797        5,283,096
 Mark-to-market gain (loss) unrealized..................      1,682,408           864,528           (249,480)        (249,480)
                                                          -------------     -------------      -------------     ------------
 Gain (loss) from hedging activities....................   $  4,483,659      $   (429,232)     $      90,789     $  4,145,216
                                                          =============     =============      =============     ============

                                                                          Three Months Ended
                                                          ---------------------------------------------------     YTD Total
                                                           September 30,      December 31,       March 31,        March 31,
                                                                2000             2000              2001             2001
                                                          -------------     --------------     --------------    ------------
 Mark-to-market reversal of prior period
   unrealized recognized loss...........................   $          -      $          -      $   2,588,370     $          -
 Net cash paid from swap settlements....................              -                 -         (1,679,163)      (1,679,163)
 Mark-to-market gain (loss) unrealized..................              -        (2,588,370)               350              350
                                                          -------------     -------------      -------------     ------------
 Gain (loss) from hedging activities....................   $          -      $ (2,588,370)     $     909,557     $ (1,678,813)
                                                          =============     =============      =============     ============

          The table below sets forth the Company's pricing and notional volumes on open commodity derivative contracts as of March 31, 2002.

                                                                               Weighted
                                                                                Average
                                                                                Strike
                Contract Description                         Term               Price (1)       Quantity (2)
-------------------------------------------------   ----------------------  ---------------  -------------------
Natural gas put..................................       05/2002 - 10/2002   $         3.00             8,000/day
Natural gas call.................................       07/2002 - 12/2002             4.02             8,000/day
Crude oil swap...................................       04/2002 - 10/2002            24.95             5,000/mth

__________
(1)   Per Mmbtu for natural gas and per barrel for oil
(2)   Natural gas quantities in Mmbtu, oil quantities in barrels

          Although these transactions were designed as economic hedges for a portion of future natural gas and oil production, the Company has elected not to designate these as "hedges" under SFAS No. 133. As a result, gains and losses, representing changes in these derivative instruments' mark-to-market values, are recognized currently in Contango's quarterly earnings. The Company's derivative position as of March 31, 2002 had a mark-to-market loss of $249,480.

          Because these open contracts are marked-to-market on a daily basis, the Company is exposed to wide swings in its exposure and could be subject to significant hedging losses in the

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


event of a significant increase in natural gas prices. While the use of hedging arrangements limits the downside risk of adverse price movements, they also may limit future revenue from favorable price movements. The use of hedging transactions also involves the risk that the counter parties will be unable to meet the financial terms of such transactions. All of the Company's recent historical hedging transactions have been carried out in the over-the-counter market with investment grade institutions. Accordingly, the terms of the agreements with certain counter parties provide that if the mark-to-market loss to that counter party exceeds $1.0 million, Contango will have to provide collateral to cover the potential loss position.

          The Company has never had any derivative contracts with Enron Corp. or its affiliates. In addition, the Company does not hold any non-exchange traded derivative instruments.

7.  Purchase of Assets

          Effective as of January 1, 2002, Contango entered into separate Asset Purchase Agreements with Juneau Exploration L.P. ("JEX") and other individuals to purchase all of the working and revenue interests of JEX and other individuals in its STEP properties. Contango paid approximately $12.9 million with cash on hand and increased availability under its Credit Facility. The sole manager of JEX is John B. Juneau, one of our directors.

          Effective January 1, 2002, Contango completed the acquisition from the Southern Ute Indian Tribe ("SUIT") of additional ownership interests in its STEP properties at a cost of approximately $7.0 million, subject to purchase price adjustments. This acquisition was funded with cash on hand and increased availability under the Company's Credit Facility.

8.  Acquisition Pro Forma

          The following summary presents unaudited pro forma consolidated results of operations as if the acquisitions referred to in footnote 7 had occurred at the beginning of the period presented. The pro forma results are for illustrative purposes only and include adjustments in addition to the pre-acquisition historical results of the acquired properties. This unaudited pro forma information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated at this date, nor are they necessarily indicative of future operating results.

                                                                   Nine Months
                                                                      Ended
                                                                  March 31, 2002
                                                                  --------------
  Revenues......................................................  $  25,740,551
  Net income attributable to common stock.......................  $   5,836,096

  Earnings per share:
  Basic.........................................................  $        0.51
  Diluted.......................................................  $        0.44

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


9.  Repurchase of Common Stock

          On March 28, 2002, Contango repurchased 2,575,000 shares of Contango common stock owned by the SUIT Growth Fund for $6,180,000. This share repurchase represents a 22% reduction in Contango's outstanding common shares. The SUIT Growth Fund originally purchased these securities in private placements during June and August 2000. In addition, the Company cancelled a warrant held by the SUIT Growth Fund to purchase 125,000 shares of its common stock at $2.00 per share and options to purchase 17,500 shares of its common stock at prices between $2.70 and $5.87 per share. In connection with these transactions, Robert
J. Zahradnik, Director of Operations of the SUIT Growth Fund and a Contango director, tendered his resignation as a director to the Company's Board of Directors.

10.  Subsequent Event

          Effective April 1, 2002, Contango completed the acquisition from JEX and other individuals of additional "Tranche 2" ownership interests in its STEP properties at a cost of approximately $3.4 million. This acquisition was funded with increased availability under the Company's Credit Facility. The Company plans to close an additional smaller acquisition of STEP proved developed producing reserves in July 2002. The actual acquisition price for this closing will be based on natural gas and crude oil prices in effect at the time of the anticipated July 2002 closing.

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

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

        Some of the statements made in this Form 10-QSB may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases "should be", "will be", "believe", "expect", "anticipate", "estimate", "forecast", "goal" and similar expressions identify forward-looking statements and express our expectations about future events. These include such matters as:

        .    Our financial position
        .    Business strategy and budgets
        .    Anticipated capital expenditures
        .    Drilling of wells
        .    Natural gas and oil reserves
        .    Timing and amount of future production of natural gas and oil
        .    Operating costs and other expenses
        .    Cash flow and anticipated liquidity
        .    Prospect development and property acquisitions
        .    Hedging results

        Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These factors include among others:

        .    Risks associated with exploration
        .    Ability to raise capital to fund capital expenditures
        .    Ability to find, acquire, develop and produce new properties and market production
        .    Volatility of natural gas and oil prices
        .    Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of
             development expenditures
        .    Operating hazards attendant to the natural gas and oil business
        .    Downhole drilling and completion risks that are generally not recoverable from third parties or insurance
        .    Potential mechanical failure or under-performance of significant wells
        .    Climatic conditions
        .    Availability and cost of material and equipment
        .    Delays in anticipated start-up dates

        .    Actions or inactions of third-party operators of the our properties
        .    Commodity price movements adversely affecting our hedge positions
        .    Ability to find and retain skilled personnel
        .    Strength and financial resources of competitors
        .    Regulatory developments
        .    Environmental risks
        .    General economic conditions

        You should not unduly rely on these forward-looking statements in this Form 10-QSB, as they speak only as of the date of this Form 10-QSB. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events. See the information under the heading "Risk Factors" in our Form 10-KSB for the year ended June 30, 2001 for some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in forward-looking statements.

CONTANGO OIL & GAS COMPANY

        We are an independent energy company engaged in the exploration, development, production and acquisition of natural gas and oil in the United States, primarily in south Texas and in the Gulf of Mexico offshore Texas and Louisiana. Our entry into the natural gas and oil business began on July 1, 1999.

        Since May 2000, we have drilled 40 wells in south Texas, resulting in 31 commercial successes. Substantially all of our current production is attributable to these wells. In March 2001, bidding together with Republic Exploration, L.L.C. ("Republic Exploration"), we were awarded five lease blocks offered by the U.S. Department of Interior's Minerals Management Service at the Central Gulf of Mexico OCS Lease Sale 178. In August 2001, Contango and Republic Exploration entered into an agreement with a private company covering Grand Isle 24, Grand Isle 28 and Eugene Island Block 110, with an option on Eugene Island Block 113B. Under the agreement, Contango and Republic Exploration will be carried on exploration and development activities and will receive a reversionary interest at payout of each block. Eugene Island Block 110 is currently drilling, and Grand Isle 28 will commence drilling in the near future. Grand Isle 24 was a dry hole.

REPUBLIC EXPLORATION L.L.C.

        In August 2000, we purchased a 10% interest in Republic Exploration for $4.0 million with the option to purchase another 23.3% interest. In March 2001, we exercised this option, increasing our interest in Republic Exploration to 33.3% and bringing our total investment in Republic Exploration to approximately $6.7 million. Republic Exploration has the license rights to existing and newly reprocessed 3-D seismic data covering approximately 1,400 blocks of the shallow waters of the Gulf of Mexico continental shelf and was formed to evaluate, generate, acquire, explore and develop prospects using this data. Juneau Exploration L.P. ("JEX") is the managing member of Republic Exploration and provides all geological and geophysical services, and a privately held company is the third member and contributed the 3-D seismic data being evaluated by Republic Exploration.

        Since its formation in August 2000, Republic Exploration has acquired a total of 10 offshore lease blocks and is awaiting award on one additional block. Five of these blocks were acquired offshore Louisiana in the Central Gulf of Mexico Lease Sale 178 held March 2001, where Republic Exploration bid together with Contango. Two additional blocks were acquired in the Central Gulf of Mexico Lease Sale 182 held March 2002. Of the total 10 blocks, Republic Exploration has sold five, one of which was successfully drilled in October 2001, two of which resulted in dry holes, one of which is currently drilling and one of which will commence drilling in the near future. Under the various sales agreements, Republic Exploration will be carried on exploration and development activities and will receive a reversionary interest at payout on the blocks that have been sold and successfully drilled. In the future, Contango may elect to participate as a working interest owner in Republic Exploration's prospects. Republic Exploration anticipates it will be active in future state and federal offshore lease sales. We do not expect cash distributions from Republic Exploration for the foreseeable future.

MAGNOLIA OFFSHORE EXPLORATION, L.L.C.

        In January 2002, we purchased a 50% interest in Magnolia Offshore Exploration, L.L.C. ("Magnolia Offshore Exploration") for $5.0 million. As of April 30, 2002, we have funded approximately $1.4 million of this investment, with the remaining $3.6 million to be funded as needed by Magnolia Offshore Exploration. Our failure to promptly advance any of the remaining $3.6 million will result in an immediate forfeiture of all our interests in Magnolia Offshore Exploration. Magnolia Offshore Exploration was formed to evaluate, generate, acquire, explore and develop prospects in the Gulf of Mexico in water depths less than 350 feet utilizing approximately 600 blocks of 3-D seismic data. The other member of Magnolia Offshore Exploration is JEX, who acts as the managing member and provides Magnolia Offshore Exploration with all geological and geophysical services.

        Since its formation in January 2002, Magnolia Offshore Exploration has acquired two offshore lease blocks and is awaiting award on a third block. These blocks were acquired offshore Louisiana in the Central Gulf of Mexico Lease Sale 182 held March 2002. In the future, Contango may elect to participate as a working interest owner in Magnolia Offshore Exploration's prospects. Magnolia Offshore Exploration anticipates it will be active in future state and federal offshore lease sales. We do not expect cash distributions from Magnolia Offshore Exploration for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

        Our critical accounting policies are described in footnote 1 to the Consolidated Financial Statements. The application of generally accepted accounting principles involves certain assumptions, judgments, choices and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. The most significant principles that affect us relate to the "successful efforts" method of accounting, principles of consolidation and accounting for hedge activities. The following discussion highlights those impacts.

        Successful Efforts Method of Accounting. We follow the successful efforts method of accounting for our natural gas and oil activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved natural gas and oil properties are reviewed when circumstances suggest the need for such a review and, if required, the proved properties are written down to their estimated fair value. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, and any such impairment is charged to expense in that period. Estimated fair value includes the estimated present value of all reasonably expected future production, prices and costs. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs, such as seismic costs and other geological and geophysical expenses, are expensed as incurred. The provision for depreciation, depletion and amortization is based on the capitalized costs as determined above, plus future costs to abandon offshore wells and platforms. Depreciation, depletion and amortization is on a cost center by cost center basis using the unit of production method, with lease acquisition costs amortized over total proved reserves and other costs amortized over proved developed reserves. We create cost centers on a well-by-well basis for all of our natural gas and oil activities.

        Principles of Consolidation. Our consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Majority-owned subsidiaries are fully consolidated. Minority-owned natural gas and oil affiliates, such as 33.3% owned Republic Exploration and 50% owned Magnolia Offshore Exploration, are proportionately consolidated. In the case of minority-owned affiliates that have disproportionate allocations among the investors, our share of the affiliate's net income or loss is based on how increases or decreases in the net assets of the venture will ultimately affect cash payments to Contango. Since we are the only member that contributed cash to Republic Exploration and Magnolia Offshore Exploration, we consolidate 100% of all activities in a loss position into our financial statements until we recoup our investment.

        Hedge Accounting. In June 1998, the FASB issued SFAS 133. In June 2000, the FASB issued SFAS 138, "Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133". SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Although the derivative transactions we engage in are designed as economic hedges for a portion of future natural gas and oil production, we have elected not to designate these as "hedges" under SFAS No.
133. Accordingly, we recognize the changes in the derivative's fair value in our income statement under gain (loss) from hedging activities.

MD&A Summary Data

         The table below sets forth, for the periods indicated, summary information discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations below.

                                                                Three Months Ended                  Nine Months Ended
                                                                     March 31,                            March 31,
                                                       ----------------------------------  ------------------------------------
                                                          2002         2001       Change       2002          2001       Change
                                                       -----------  -----------  --------  ------------  ------------  --------
 Natural gas and oil sales ...................         $ 5,919,715  $ 8,039,433     -26%   $ 15,908,607  $ 16,811,345       -5%

 Production:
   Natural gas (thousand cubic feet per day) ...            23,551       11,304     108%         18,820         8,199      130%
   Oil and condensate (barrels per day) ........               640          364      76%            499           318       57%

 Average sales price:
   Natural gas (thousand cubic feet) ...........       $      2.53  $      7.06     -64%   $       2.70  $       6.39      -58%
   Oil and condensate (barrels) ................       $     18.30  $     26.38     -31%   $      20.55  $      28.98      -29%

 Gain (loss) from hedging activities .........         $    90,789  $   909,557     -90%   $  4,145,216  $ (1,678,813)     347%
 Operating expenses ..........................         $   833,874  $   828,021       1%   $  2,525,620  $  1,686,836       50%
 Exploration expenses ........................         $       -    $   984,948       *    $  2,522,836  $  2,324,521        9%
 Depreciation, depletion and amortization ....         $ 2,931,618  $ 1,218,348     141%   $  6,044,823  $  2,742,883      120%
 General and administrative expense ..........         $   525,235  $   725,268     -28%   $  1,331,146  $  1,677,778      -21%
 Interest expense ............................         $    87,882  $     4,144       *    $     97,244  $      5,555        *
 Gain on sale of assets ......................         $   254,619  $       -         *    $    373,539  $        -          *

 *  Not meaningful


Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $5.9 million for the three months ended March 31, 2002, down from approximately $8.0 million reported for the three months ended March 31, 2001. This decrease was attributable to substantial decreases in natural gas and oil prices that were partially offset by production increases from new wells drilled on our STEP properties plus increased net revenue interests in certain of those wells resulting from acquisitions made during the quarter ended March 31, 2002.

         Operating revenues for the three months ended March 31, 2002 have been reduced by approximately $610,000. This amount was attributable to production that occurred from the effective dates to the closing dates on acquired properties. These proceeds have been accounted for as a reduction in purchase price rather than being included in natural gas and oil sales revenue.

         For the three months ended March 31, 2002, our net production increased to approximately 23.6 million cubic feet of natural gas per day and 640 barrels of oil per day. For the comparable period of 2001, our net production was approximately 11.3 million cubic feet of natural gas per day and 364 barrels of oil per day. Prices for natural gas and oil, however, decreased substantially. For the three months ended March 31, 2002, our average realized price for natural gas was $2.53 per Mcf and for oil was $18.30 per barrel, compared with prices for the three months ended March 31, 2001 of $7.06 per Mcf of natural gas and $26.38 per barrel of oil.

        Gain from Hedging Activities. We reported a gain from hedging activities for the three months ended March 31, 2002 of approximately $90,800. This gain consisted of an approximate $1.2 million gain realized on settlement of swap derivative agreements during the period and unrealized loss of approximate $1.1 million (see footnote 6 to Notes to Consolidated Financial Statements). For the three months ended March 31, 2001, we recognized a gain from hedging activities of approximately $909,600.

        Operating Expenses. Operating expenses, including severance taxes, for the three months ended March 31, 2002 were approximately $833,900 and were attributable to increased production primarily at our STEP properties. Of this amount, approximately $398,900 was attributable to lease operating expense, and $435,000 was attributable to production and severance taxes. Operating expenses, including severance taxes, for the three months ended March 31, 2001 were approximately $828,000, of which approximately $268,100 was attributable to lease operating expenses, and $559,900 was attributable to production and severance taxes.

        Exploration Expense. We reported no exploration costs for the three months ended March 31, 2002 as a result of not incurring any seismic costs or dry hole expense during the period. For the three months ended March 31, 2001, we reported approximately $984,900 of exploration expense. This amount primarily was attributable to the expensing of two dry holes drilled during the period on our STEP properties.

        Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended March 31, 2002 was approximately $2.9 million. This primarily was attributable to depletion and amortization related to increased production at our South Texas Exploration Program ("STEP") properties as well as increased costs of proved properties resulting from acquisitions completed during the quarter. For the three months ended March 31, 2001, we recorded approximately $1.2 million of depreciation, depletion and amortization. This primarily was attributable to depletion and amortization related to production from our STEP properties.

        General and Administrative Expense. General and administrative expense decreased approximately $200,100, from approximately $725,300 for the three months ended March 31, 2001 to approximately $525,200 for the three months ended March 31, 2002. This decrease was primarily attributable to lower salaries and benefits and to lower legal, accounting and other professional fees. Components of general and administrative expense for the three months ended March 31, 2002 included approximately $136,900 in salaries and benefits, $57,900 in legal, accounting and other professional fees, $39,100 in insurance, $102,300 in office administration and $189,000 in other expenses. Included in other expenses were non-cash expenses of approximately $86,300 attributable to activities of Republic Exploration and Magnolia Offshore Exploration (see footnote 1 to Notes to Consolidated Financial Statements).

        Interest Expense. We reported interest expense of approximately $87,900 for the three months ended March 31, 2002. For the three months ended March 31, 2001, we reported interest expense of approximately $4,100. This increase was attributable to borrowings under our three year, secured, revolving reducing line of credit with Guaranty Bank, FSB that matures June 2004 ("Credit Facility") that totaled $18.2 million as of March 31, 2002. We had no bank borrowing during the three months ended March 31, 2001.

         Gain on Sale of Assets. We reported a non-cash gain on sale of assets of approximately $254,600 for the three months ended March 31, 2002. This was attributable to sales of leases by Republic Exploration during the quarter ended March 31, 2002 (see footnote 1 to Notes to Consolidated Financial Statements).

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

         Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $15.9 million for the nine months ended March 31, 2002, down from approximately $16.8 million reported for the nine months ended March 31, 2001. This decrease was attributable to substantial decreases in natural gas and oil prices that were partially offset by production increases from new wells drilled on our STEP properties plus increased net revenue interests in certain of those wells resulting from acquisitions made during the three months ended March 31, 2002.

         For the nine months ended March 31, 2002, our net production increased to approximately 18.8 million cubic feet of natural gas per day and 499 barrels of oil per day. For the comparable period of 2001, our net production was approximately 8.2 million cubic feet of natural gas per day and 318 barrels of oil per day. For the nine months ended March 31, 2002, our average realized price for natural gas was $2.70 per Mcf and for oil was $20.55 per barrel, compared with prices for the nine months ended March 31, 2001 of $6.39 per Mcf of natural gas and $28.98 per barrel of oil.

         Gain from Hedging Activities. We reported a gain from hedging activities for the nine months ended March 31, 2002 of approximately $4.1 million. This gain consisted of an approximate $5.2 million gain realized on settlement of swap derivative agreements and an unrealized loss of approximate $1.1 million (see footnote 6 to Notes to Consolidated Financial Statements). For the nine months ended March 31, 2001, we reported a loss from hedging activities of approximately $1.7 million.

         Operating Expenses. Operating expenses, including severance taxes, for the nine months ended March 31, 2002 were approximately $2.5 million and were attributable to production operations both onshore Texas and offshore in the Gulf of Mexico. Of this amount, approximately $1.4 million was attributable to lease operating expense and $1.1 million was attributable to production and severance taxes. Operating expenses, including severance taxes, for the nine months ended March 31, 2001 were approximately $1.7 million, of which approximately $545,300 was attributable to lease operating expense and $1.1 million was attributable to production and severance taxes.

         Exploration Expense. Exploration costs for the nine months ended March 31, 2002 were approximately $2.5 million. This primarily was attributable to the expensing of $2.2 million in dry holes drilled on our STEP properties and $279,500 seismic costs attributable to data offshore in the Gulf of Mexico. For the nine months ended March 31, 2001, we reported approximately $2.3 million of exploration expense. Of this amount, approximately $1.2 million was attributable to the cost of shooting seismic data onshore in south Texas, and the balance was primarily attributable to the expensing of three dry holes drilled on our STEP properties during this period.

         Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the nine months ended March 31, 2002 was approximately $6.0 million. This primarily was attributable to depletion and amortization related to increased production from our STEP properties, as well as increased costs of proved properties resulting from acquisitions completed during the three months ended March 31, 2002. For the nine months ended March 31, 2001, we recorded approximately $2.7 million of depreciation, depletion and amortization. This primarily was attributable to depletion and amortization related to production from our STEP properties and a well offshore Texas.

         General and Administrative Expense. General and administrative expense decreased approximately $346,600, from approximately $1.7 million for the nine months ended March 31, 2001 to approximately $1.3 million for the nine months ended March 31, 2002. This decrease was primarily attributable to lower salaries and benefits and to lower legal, accounting and other professional fees. Components of general and administrative expense for the nine months ended March 31, 2002 included approximately $379,800 in salaries and benefits, $270,400 in legal, accounting and other professional fees, $87,700 in insurance, $213,200 in office administration and $379,900 in other expenses. Included in other expenses were non-cash expenses of approximately $224,000 attributable to activities of Republic Exploration and Magnolia Offshore Exploration (see footnote 1 to Notes to Consolidated Financial Statements).

         Interest Expense. We reported interest expense of approximately $97,200 for the nine months ended March 31, 2002. For the nine months ended March 31, 2001, we reported interest expense of approximately $5,600. This increase was attributable to borrowings under our Credit Facility that totaled $18.2 million as of March 31, 2002. We had no bank borrowing during the nine months ended March 31, 2001.

         Gain on Sale of Assets. We reported a gain on sale of assets of approximately $373,500 for the nine months ended March 31, 2002. This gain was attributable to lease sales of approximately $254,600 by Republic Exploration during the quarter ended March 31, 2002 (see footnote 1 to Notes to Consolidated Financial Statements) and the balance was attributable to the sale of certain partnership interests and properties located in Colorado and Ft. Bend Counties, Texas earlier in the fiscal year.

Production, Prices and Operating Expenses

         The following table presents information regarding the production volumes, average sales prices received and average production costs associated with our sales of natural gas and oil for the periods indicated.

                                                                     Three Months Ended                Nine Months Ended
                                                                         March 31,                         March 31,
                                                                 --------------------------       -------------------------
                                                                    2002            2001             2002           2001
                                                                 ---------       ----------       ----------     ----------
 Production:
   Natural gas (thousand cubic feet)..........................   2,119,569        1,017,360        5,137,800      2,238,360
   Oil and condensate (barrels)...............................      57,616           32,765          136,200         86,765
      Total (thousand cubic feet equivalent)..................   2,465,265        1,213,950        5,955,000      2,758,950

   Natural gas (thousand cubic feet per day)..................      23,551           11,304           18,820          8,199
   Oil and condensate (barrels per day).......................         640              364              499            318
      Total (thousand cubic feet equivalent per day)..........      27,391           13,488           21,814         10,107

 Average sales price:
   Natural gas (per thousand cubic feet)......................   $    2.53        $    7.06       $     2.70     $     6.39
   Oil and condensate (per barrel)............................   $   18.30        $   26.38       $    20.55     $    28.98
      Total (per thousand cubic feet equivalent)..............   $    2.65        $    6.62       $     2.78     $     6.09

 Operating expenses (per thousand cubic feet equivalent):
   Production and severance taxes.............................   $    0.18        $    0.46       $     0.19     $     0.41
   Lease operating expense (before taxes).....................        0.16             0.22             0.23           0.20
                                                                 ---------        ---------       ----------     ----------
      Total operating expenses................................   $    0.34        $    0.68       $     0.42     $     0.61

 Other expenses (per thousand cubic feet equivalent):
   Depreciation, depletion and amortization of
      natural gas and oil properties..........................   $    1.18        $    0.99       $     1.00     $     0.99
   General and administrative expense.........................   $    0.21        $    0.60       $     0.22     $     0.61

          During the three months ended March 31, 2002, we increased our working interest and net revenue interest in our core STEP properties from approximately 43% and 33%, respectively, to approximately 66% and 53%, respectively. As a result, our net production increased from approximately 15 million cubic feet of natural gas and 400 barrels of oil per day at the beginning of the period to approximately 20 million cubic feet of natural gas and 500 barrels of oil per day at the end of the period. Approximately 98% of our production is attributable to wells that have been drilled on our STEP properties.

Capital Resources and Liquidity

          During the nine months ended March 31, 2002, we funded our activities with cash on hand, internally generated cash flow and borrowings under our Credit Facility. We reported total revenues for the nine months ended March 31, 2002 of approximately $20.1 million, which included approximately $4.1 million of gain from hedging activities. EBITDAX (earnings before interest expense, taxes, depreciation, depletion and amortization, impairment expense and expensed exploration expenditures) for the nine-month period was approximately $16.6 million.

          At April 30, 2002, we had approximately $260,000 in cash on hand, $17.4 million borrowed under our Credit Facility and $4.6 million of funds available under our Credit Facility.

          During the three months ended March 31, 2002, we increased our ownership interest in our STEP properties in three separate transactions at a total cost of approximately $20.0 million. In April 2002, we further increased our ownership in our STEP properties at a cost of approximately $3.4 million. As a result, production levels at the beginning of the period increased from approximately 15 million cubic feet of natural gas and 400 barrels of oil per day to approximately 20 million cubic feet of natural gas and 500 barrels of oil per day at the end of the period. At anticipated production levels and current commodity price levels of approximately $3.50 per Mmbtu for natural gas and $25.00 per barrel for oil, we expect to have EBITDAX of $1.5 to 2.0 million per month through December 2002. Lower prices for natural gas and oil, operational problems or other unforeseen circumstances could prevent us from realizing this level of EBITDAX. Current levels of production are estimated to decline to 13 million cubic feet of natural gas and 200 barrels of oil per day by calendar year end 2002 absent any increases resulting from future drilling activities.

          Although we have completed our drilling activities at our STEP properties, we continue to actively seek new exploration plays in south Texas as well as other areas. In addition, Contango has an after payout carried working interest in two offshore prospects, one of which is currently drilling and one of which is expected to commence drilling soon. Through our 33.3% ownership of Republic Exploration, we have an additional after payout carried interest in these two offshore prospects, plus an additional after payout carried working interest in a well successfully drilled in August 2001. Production from this well commenced April 2002. Capital expenditures year to date, including our recent $3.4 million proved reserve acquisition in our STEP properties, have totaled about $33.2 million. We anticipate capital expenditures for the full fiscal year 2002 to total approximately $34.0 million. We have identified and committed $5.0 million to $10.0 million in capital expenditures for the fiscal year 2003 and are actively seeking additional opportunities and prospects in 2003.

          We believe that our cash on hand together with our anticipated cash flow from operations and funds available under our Credit Facility will be adequate to satisfy planned capital expenditures through fiscal year 2003. We may continue to seek additional equity or other financing to fund additional acquisitions, to expand our exploration program and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations. We cannot assure you that we will have sufficient funds available if needed.

Credit Facility

          On June 29, 2001, we replaced our previous line of credit with our Credit Facility. Effective April 1, 2002, the hydrocarbon borrowing base under our Credit Facility was set at $22.0 million with monthly reduction in the borrowing base of $475,000. Outstanding debt under the Credit Facility at April 30, 2002 was $17.4 million. The hydrocarbon borrowing base is subject to semi-annual redeterminations based primarily on the value of our proved reserves. Borrowings under the

Credit Facility bear interest, at our option, at either (i) LIBOR plus two percent (2.0%) or (ii) the bank's base rate plus one-fourth percent (1/4%) per annum. Additionally, we pay a quarterly commitment fee of three-eights percent (3/8%) per annum on the average availability under the Credit Facility. The Credit Facility requires the maintenance of certain ratios, including those related to working capital, funded debt to EBITDAX, as defined above under "Capital Resources and Liquidity", and debt service coverage. Additionally, the Credit Facility contains certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell assets, pay dividends and reacquire or otherwise acquire or redeem capital stock. Failure to maintain required financial ratios or comply with the Credit Facility's covenants can result in a default and acceleration of all indebtedness under the Credit Facility.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Commodity Risk. Our major commodity risk exposure is the pricing applicable to our natural gas and oil production. Realized commodity prices received for our production are primarily driven by the spot prices applicable to natural gas and the prevailing price for crude oil and condensate. Historically, prices received for natural gas and oil production have been volatile and unpredictable, and we expect price volatility, and the effects of this volatility, to continue. For the nine months ended March 31, 2002, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximate $1.7 million impact on our revenues.

     As discussed above, we periodically enter into financial instruments on a portion of our projected proved developed natural gas and oil production through hedging activities intended to support natural gas and oil prices at targeted levels and to manage our exposure to natural gas and oil price fluctuation. We may use futures contracts, swaps, options and fixed-price physical contracts to hedge commodity prices. We use a variety of derivative financial instruments for non-trading purposes only and as a hedging strategy to manage commodity prices associated with natural gas and oil sales and to reduce the impact of commodity price fluctuations. For the year ended June 30, 2001 and the nine-month ended March 31, 2002, we recognized a loss of $557,700 and a gain $4.1 million, respectively, from hedging activities.

     Hedging Activities. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. These prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our Credit Facility is subject to periodic redetermination based in part on changing expectations of future prices of natural gas and oil. Lower prices may also reduce the amount of natural gas and oil that we can economically produce.

     From time to time, we enter into hedging arrangements on a portion of our anticipated natural gas and oil production as a part of our overall risk management strategy. The following table sets forth our pricing and notional volumes on open commodity derivative contracts as of April 30, 2002.

                                                                              Weighted
                                                                               Average
                                                                               Strike
                 Contract Description                       Term              Price (1)    Quantity (2)
-------------------------------------------------   ---------------------  -------------  --------------
Natural gas put..................................       05/2002 - 10/2002  $        3.00       8,000/day
Natural gas call.................................       07/2002 - 12/2002  $        4.02       8,000/day
Natural gas swap.................................       06/2002 - 08/2002  $        3.80       7,000/day
Crude oil swap...................................       04/2002 - 10/2002  $       24.95       5,000/mth

___________
(1) Per Mmbtu for natural gas and per barrel for oil
(2) Natural gas quantities in Mmbtu, oil quantities in barrels

          At March 31, 2002, the mark-to-market valuation was a loss of $249,480. Because these open contracts are marked-to-market on a daily basis, we are exposed to wide swings in our exposure and could be subject to significant hedging losses in the event of a significant increase in natural gas and oil prices. Accordingly, the terms of the agreements with certain counter parties provide that if the mark-to-market loss to that counter party exceeds $1.0 million, we will have to provide collateral to cover the potential loss position.

          We have never had any derivative contracts with Enron Corp. or its affiliates. In addition, we do not hold any non-exchange traded derivative instruments.

          Interest Rate Risk. The carrying value of our debt approximates fair value. At March 31, 2002, we had approximately $19.0 million of debt, represented by $18.2 million outstanding under the Credit Facility (including approximately $1.4 million that was current) and $833,000 of long-term hedge payables. The Credit Facility matures in June 2004 and bears interest, at our option, at either (i) LIBOR plus two percent (2.0%) or (ii) the bank's base rate plus one-fourth percent (1/4%) per annum. The average interest rate on our debt at March 31, 2002 was 4.3%. The results of a 10% fluctuation in short-term interest rates would have had an approximate $61,400 impact on interest expense for the nine months ended March 31, 2002. We had no long-term debt prior to January 1, 2002.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We are not a party to any legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

         During the three months ended March 31, 2002, we issued 600 shares of common stock to three individuals at a value of $3.12 per share as partial consideration for services provided to the Company. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as it did not involve a public offering of securities.

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

Exhibit No.              Description
-----------    ---------------------------------------------------------------

   3.1 Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation. (8)
   3.2         Bylaws of Contango Oil & Gas Company, a Delaware corporation. (8)
   3.3 Agreement and Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and of Contango Oil & Gas Company, a Nevada corporation. (8)
   4.1         Facsimile of common stock certificate of the Company. (1)
   4.2 Certificate of Designations, Preferences and Relative Rights and Limitations for Series A Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (8)
   4.3 Certificate of Designations, Preferences and Relative Rights and Limitations for Series B Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (8)
  10.1 Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C. (2)
  10.2 Securities Purchase Agreement between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)
  10.3 Warrant to Purchase Common Stock between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.
               (3)
  10.4 Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.
               (3)
  10.5 Securities Purchase Agreement by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund dated June 8, 2000. (4)
  10.6 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West, in its capacities as Investment Manager and Custodian. (5)

  10.7 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund. (5)
  10.8 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated. (5)
  10.9 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. (5)
  10.10 Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. dated effective as of September 1, 2000. (6)
  10.11 Securities Purchase Agreement dated September 27, 2000 by and between Contango Oil & Gas Company and Aquila Energy Capital Corporation. (7)
  10.12 Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (9)
  10.13 First Amendment dated as of January 8, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (10)
  10.14 Asset Purchase Agreement by and among JEX and Contango Oil & Gas Company dated January 4, 2002. (10)
  10.15 Asset Purchase Agreement by and among Mark A. Stephens, John Miller, The Hunter Revocable Trust, Linda G. Ferszt, Scott Archer and The Archer Revocable Trust and Contango Oil & Gas Company dated January 9, 2002. (11)
  10.16 Asset Purchase Agreement by and among the Southern Ute Indian Tribe doing business as Red Willow production Company and Contango Oil & Gas Company dated as of January 28, 2002. (12)
  10.17 Securities Repurchase Agreement by and among the Southern Ute Indian Tribe and Contango Oil & Gas Company dated March 28, 2002.
               (13)
  10.18+ Second Amendment dated as of February 13, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.
  10.19+ Waiver dated as of March 25, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.
  99.1         Press Release of Contango Oil & Gas Company dated August 24,
               2000. (5)
  99.2         Press Release of Contango Oil & Gas Company dated September 27,
               2000. (7)
  99.3         Press Release of Contango Oil & Gas Company dated December 1,
               2000. (8)
  99.4         Press Release of Contango Oil & Gas Company dated January 8,
               2002. (10)
  99.5         Press Release of Contango Oil & Gas Company dated March 8, 2002.
               (12)
  99.6         Press Release of Contango Oil & Gas Company dated March 28, 2002.
               (13)
_____________

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

       (6) Filed as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.
       (7) Filed as an exhibit to the Company's report on Form 8-K, dated September 27, 2000, as filed with the Securities and Exchange Commission on October 3, 2000.
       (8) Filed as an exhibit to the Company's report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
       (9) Filed as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2001, as filed with the
            Securities and Exchange Commission on September 21, 2001.
       (10) Filed as an exhibit to the Company's report on Form 8-K, dated
            January 4, 2002, as filed with the Securities and Exchange
            Commission on January 8, 2002.
       (11) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 2001, as filed with the Securities and Exchange Commission on February 14, 2002.
       (12) Filed as an exhibit to the Company's report on Form 8-K, dated March 8, 2002, as filed with the Securities and Exchange Commission on March 15, 2002.
       (13) Filed as an exhibit to the Company's report on Form 8-K, dated March 28, 2002, as filed with the Securities and Exchange Commission on April 3, 2002.

(b)  Reports on Form 8-K:

       On January 8, 2002, the Company filed a report on Form 8-K on January 8, 2002 reporting that on January 4, 2002 it entered into an agreement to purchase all of the working and revenue interests of JEX in the Company's STEP properties effective as of January 1, 2002.

       On March 8, 2002, the Company filed a report on Form 8-K/A, Amendment No. 1 to Form 8-K dated January 8, 2002, reporting (a) audited Statement of Combined Revenues and Direct Operating Expenses of the Oil and Gas Properties Purchased by Contango from JEX and Other Individuals (the "Acquisitions") for the years ended June 30, 2001 and 2000 and the related notes thereto, together with the Report of Independent Public Accountants of Arthur Andersen LLP concerning the statement and related notes, (b) the Unaudited Pro Forma Condensed Consolidated Statements of Operations for the year ended June 30, 2001 and for the three months ended September 30, 2001, the Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 30, 2001, and the related notes thereto, adjusted to show the pro forma effects of the Acquisitions and (c) proved reserve and net present value information of the Acquisitions using NYMEX prices for natural gas and oil at January 4, 2002, adjusted for basis and transportation and discounted at 10%, which amount was used to determine the acquisition price for the Acquisitions.

       On March 15, 2002, the Company filed a report on Form 8-K dated April 3, 2002 reporting that on January 28, 2002 it entered into an agreement to purchase all of the working and revenue interests of the Southern Ute Indian Tribe in the Company's STEP properties effective as of January 1, 2002.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        CONTANGO OIL & GAS COMPANY


Date: May 2, 2002                       By: /s/ KENNETH R. PEAK
                                            ----------------------------
                                            Kenneth R. Peak
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive and Financial
                                            Officer)



Date: May 2, 2002                       By: /s/ LESIA BAUTINA
                                            ---------------------------
                                            Lesia Bautina
                                            Controller
                                            (Principal Accounting Officer)

Exhibit Index

3.1 Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation.
3.2      Bylaws of Contango Oil & Gas Company, a Delaware corporation.
3.3 Agreement and Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and of Contango Oil & Gas Company, a Nevada corporation.
4.1      Facsimile of common stock certificate of the Company.
4.2 Certificate of Designations, Preferences and Relative Rights and Limitations for Series A Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation.
4.3 Certificate of Designations, Preferences and Relative Rights and Limitations for Series B Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation.
10.1 Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C.
10.2 Securities Purchase Agreement between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.
10.3 Warrant to Purchase Common Stock between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.
10.4 Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.
10.5 Securities Purchase Agreement by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund dated June 8, 2000.
10.6 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West, in its capacities as Investment Manager and Custodian.
10.7 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund.
10.8 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated.
10.9 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C.
10.10 Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. dated as of September 1, 2000.
10.11 Securities Purchase Agreement dated September 27, 2000 by and between Contango Oil & Gas Company and Aquila Energy Capital Corporation.
10.12 Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.
10.13 First Amendment dated as of January 8, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.
10.14 Asset Purchase Agreement by and among JEX and Contango Oil & Gas Company dated January 4, 2002.
10.15 Asset Purchase Agreement by and among Mark A. Stephens, John Miller, The Hunter Revocable Trust, Linda G. Ferszt, Scott Archer and The Archer Revocable Trust and Contango Oil & Gas Company dated January 9, 2002.

10.16 Asset Purchase Agreement by and among the Southern Ute Indian Tribe doing business as Red Willow production Company and Contango Oil & Gas Company dated as of January 28, 2002.
10.17 Securities Repurchase Agreement by and among the Southern Ute Indian Tribe and Contango Oil & Gas Company dated March 28, 2002.
10.18 Second Amendment dated as of February 13, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.
10.19 Waiver dated as of March 25, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.
99.1     Press Release of Contango Oil & Gas Company dated August 24, 2000.
99.2     Press Release of Contango Oil & Gas Company dated September 27, 2000.
99.3     Press Release of Contango Oil & Gas Company dated December 1, 2000.
99.4     Press Release of Contango Oil & Gas Company dated January 8, 2002.
99.5     Press Release of Contango Oil & Gas Company dated March 8, 2002.
99.6     Press Release of Contango Oil & Gas Company dated March 28, 2002.