Form 10QSB/A
period 1999-12-31
CONTANGO OIL & GAS CO
filed 2002-06-04
CIK 1071993

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A


(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

[_]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission file number 000-24971


                          CONTANGO OIL & GAS COMPANY
    ---------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


           Delaware                                       95-4079863
   ---------------------------              -----------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


                        3700 Buffalo Speedway, Suite 960
                              Houston, Texas 77098
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (713) 960-1901
                    ----------------------------------------
                (Issuer's telephone number, including area code)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X          No ___
     ---


     The total number of shares of common stock, par value $0.04 per share, outstanding as of February 3, 2000 was 17,434,662.

    Transitional Small Business Disclosure Format (check one) : Yes X   No ___
                                                                   ---

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         Exhibit No:              Exhibit Description:
         -----------              --------------------
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

                                             CONTANGO OIL & GAS COMPANY

Date: June 4, 2002                    By:     /s/ KENNETH R. PEAK
                                             -----------------------------------
                                             Kenneth R. Peak
                                             President, Chief Executive Officer
                                             Chief Financial Officer, Secretary