Form 10KSB
period 2002-06-30
CONTANGO OIL & GAS CO
filed 2002-09-26
CIK 1071993

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2002

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes    X
                                                                        -------
No ______

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, or will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB   X
                                     -----

         Revenues from operations for the fiscal year ended June 30, 2002 were $28,918,168.

         The aggregate market value of the voting common stock held by non-affiliates based on the closing price at September 20, 2002, was $17,163,188. As of September 20, 2002, there were 9,043,282 shares of the issuer's common stock outstanding.

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

         Transitional Small Business Disclosure Format (check one): Yes ______
No   X
   -----

================================================================================

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                          ANNUAL REPORT ON FORM 10-KSB
                       FOR THE FISCAL ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
                                              PART I

Item 1.    Business
                Overview ................................................................      1
                Our Strategy ............................................................      2
                Exploration Alliance with JEX ...........................................      2
                Onshore Exploration and Properties.......................................      3
                Offshore Exploration Joint Ventures .....................................      4
                Offshore Operations and Properties ......................................      6
                Natural Gas and Oil Prices ..............................................      7
                Marketing ...............................................................      7
                Governmental Regulations ................................................      8
                Employees ...............................................................     10
                Directors and Executive Officers ........................................     10
                Corporate Offices .......................................................     12
                Risk Factors ............................................................     12
Item 2.    Description of Properties

                Production, Prices and Operating Expenses ...............................     20
                Development, Exploration and Acquisition Capital Expenditures ...........     21
                Drilling Activity .......................................................     21
                Exploration and Development Acreage .....................................     22
                Productive Wells ........................................................     22
                Natural Gas and Oil Reserves ............................................     23
Item 3.    Legal Proceedings ............................................................     24
Item 4.    Submission of Matters to a Vote of Security Holders ..........................     24

                                              PART II

Item 5.    Market for Common Equity and Related Stockholder Matters .....................     24
Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations
                Introduction ............................................................     27
                Critical Accounting Policies ............................................     27
                MD&A Summary Data .......................................................     29
                Year Ended June 30, 2002 Compared to Year Ended June 30, 2001 ...........     29
                Capital Resources and Liquidity .........................................     30
                Credit Facility .........................................................     31
                Quantitative and Qualitative Disclosure About Market Risk ...............     32
Item 7.    Financial Statements and Supplementary Data ..................................     33
Item 8.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure .........................................................     33

                                             PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act ............................     33
Item 10.   Executive Compensation .......................................................     34
Item 11.   Security Ownership of Certain Beneficial Owners and Management ...............     34
Item 12.   Certain Relationships and Related Transactions ...............................     34
Item 13.   Exhibits and Reports on Form 8-K .............................................     34

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

         Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These factors include among others:

         .    The risks associated with exploration
         .    Ability to raise capital to fund capital expenditures
         .    The ability to find, acquire, market, develop and produce new properties
         .    Natural gas and oil price volatility
         .    Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures
         .    Operating hazards attendant to the natural gas and oil business
         .    Downhole drilling and completion risks that are generally not recoverable from third parties or insurance
         .    Potential mechanical failure or under-performance of significant wells
         .    Climatic conditions
         .    Availability and cost of material and equipment
         .    Delays in anticipated start-up dates
         .    Actions or inactions of third-party operators of our properties
         .    Commodity price movements adversely affecting our hedge position
         .    Ability to find and retain skilled personnel
         .    Availability of capital
         .    Strength and financial resources of competitors
         .    Regulatory developments
         .    Environmental risks
         .    General economic conditions

         When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this Form 10-KSB. You should not unduly rely on these forward-looking statements in this report, as they speak only as of the date of this report. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. See the information under the heading "Risk Factors" on page 12 for some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in forward-looking statements.

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

                                     PART I

Item 1.  Business

Overview

         We are an independent natural gas and oil company that explores for, develops, produces and sells natural gas and crude oil. Our exploration and production efforts are currently focused onshore on the Gulf Coast and offshore in the Gulf of Mexico. Our primary source of production is currently in south Texas where we own an approximate 71% working interest and a 53% net revenue interest in properties located in our South Texas Exploration Program, or "STEP". While our STEP interests currently account for nearly all of our production, we also have interests in producing properties located offshore in the Gulf of Mexico.

         As of June 30, 2002, we owned rights to approximately 27.9 Bcfe of total proved reserves, an increase of 55% from June 30, 2001. As of June 30, 2002 and 2001, approximately 99% and 87% of total proved reserves were classified as proved developed producing, respectively. The pre-tax net present value of our total proved reserves as of June 30, 2002 was approximately $53.3 million.

         Total revenues and EBITDAX, which we define as earnings before interest, income taxes, depreciation, depletion and amortization, impairment expense and expensed exploration expenditures, including gains or losses from hedging, were $28.9 million and $22.1 million, respectively, for the year ended June 30, 2002. For the year ended June 30, 2001, total revenues and EBITDAX were $24.0 million and $19.0 million, respectively. Average net daily production for the year ended June 30, 2002 was 19.1 MMcf of natural gas per day and 510 barrels of crude oil per day, compared to 9.8 MMcf of natural gas per day and 335 barrels of crude oil per day for the year ended June 30, 2001.

         Our predecessor company was incorporated in the State of Nevada in August 1986 under the name of Maple Enterprises, Inc. and in 1998 was renamed MGPX Ventures, Inc. following a sale of substantially all of the company's assets to MGPX Ventures' management. MGPX Ventures, Inc. subsequently had no operating business until July 1999 when the company's board voted to enter the natural gas and oil business, changing the company's name to our current name and hiring Kenneth R. Peak as our chief executive officer. We did not record any revenue from our natural gas and oil operations until the fiscal year ended June 30, 2000. In December 2000, we reincorporated in the State of Delaware and affected a 2 for 1 reverse stock split. Prior to January 2001, our common stock traded on the Nasdaq over-the-counter bulletin board. In January 2001, we changed our listing to the American Stock Exchange and adopted the trading symbol "MCF".

Our Strategy

         Our strategy is predicated upon two core beliefs: (1) that the only competitive advantage in the commodity-based natural gas and oil business is to be among the lowest cost producers and (2) that virtually all the exploration and production industry's value creation occurs through the drilling of successful exploratory wells. As a result, our business strategy includes the following elements:

         Funding exploration prospects developed by proven geoscientists. Our prospect generation and evaluation functions are performed by our alliance partner, Juneau Exploration Company, L.P., or "JEX". This proven group of four explorationists with 15 to 20 years of experience each has demonstrated its ability to find reserves both onshore and offshore in the Gulf of Mexico. In our experience, only a select group of explorationists are able to consistently and profitably find natural gas and oil. Our STEP properties were discovered by JEX and resulted in very competitive finding and development costs of $1.41 per Mcfe. Our principal exploration strategy is to fund exploration prospects generated by JEX.

         Negotiating acquisitions of proved properties. Since January 1, 2002, we have spent $26.0 million to acquire 14.0 Bcfe of proved developed producing reserves of natural gas and oil. We will continue to seek producing property acquisitions based on our view of the pricing cycles of natural gas and oil and available exploitation opportunities of probable and possible reserves.

         Controlling general and administrative and geological and geophysical costs. Our goal is to be among the highest in the industry in revenue and profit per employee and among the lowest in the industry in general and administrative costs. We plan to continue our program of outsourcing geological, geophysical, reservoir engineering and land functions, and partnering with cost efficient operators whenever possible. We currently have three employees.

         Structuring transactions to minimize front-end investments. We seek to maximize returns on capital by minimizing our up-front investments of our own capital in acreage, seismic data and prospect generation. We want our key partners to share in both the risk and the rewards of our success.

         Seeking new alliance ventures. While our core focus will remain the domestic exploration and production business, we will also continue to seek alliance ventures with companies and individuals that offer attractive investment opportunities. These opportunities may include domestic or foreign exploration prospects, as well as investments in downstream natural gas assets.

         Structuring incentives to drive behavior. We believe that equity ownership aligns the interests of our partners, employees, and stockholders. Our directors and executive officers currently hold approximately 19% of our outstanding common stock. In addition, our alliance agreement with JEX requires JEX to co-invest on every prospect that it recommends to us.

Exploration Alliance with JEX

         Under a September 1999 agreement, JEX evaluates natural gas and oil prospects and recommends exploration prospect and proved property acquisition investment opportunities to us. In exchange, we have committed, within various parameters, to invest along with JEX in the recommended prospects and property acquisitions. We also issued 200,000 shares of our common stock to JEX and granted JEX options to purchase 400,000 shares of our common stock. The vesting of those options depends on the success of certain prospects and reserves in which we have invested under the agreement. As of June 30, 2002, 300,000 options had vested.

         With respect to natural gas and oil prospects recommended by JEX, and subject to a $6.0 million annual limit, we are obligated to purchase a percentage of the working interests available to JEX. JEX is required to purchase at least 5% of the available working interests of each prospect in which we invest. Although our financial obligation is limited during any calendar year, we have to date invested in the full 95% interest available to us, and it is our intention, subject to our then existing financial condition, to continue to fully invest in the interest available to us in each prospect recommended by JEX.

         JEX generally pays the cost of generating and preparing a prospect to drill ready status. When drilling begins on a prospect, we are obligated to assign to JEX an overriding royalty interest in our working interest in the prospect. Our agreement with JEX states that this overriding royalty interest shall equal 3 1/3% of our working interest in the prospect. In practice, this royalty interest is assigned to the JEX exploration team and not to JEX itself. In addition, when our revenues from prospects we invest in under the agreement during a calendar year, net of taxes, royalties and other expenses equals our capital expenditure related to the acquisition and development of the prospects on a well-by-well basis, JEX is entitled to an assignment or automatic reversion of 25% of our working interest in the well. With respect to reserve acquisitions, we have the right, but not the obligation, to purchase up to 95% of the interests available to JEX in proved natural gas and oil reserves.

         We may terminate the agreement upon 30 days written notice, and JEX may terminate the agreement upon 180 days notice. If we are in default under the agreement, however, JEX may terminate the agreement upon 30 days written notice. John B. Juneau, one of our directors, is the sole manager of the general partner of JEX.

Onshore Exploration and Properties

         Our onshore exploration strategy is to identify large acreage positions with available 3-D seismic data and to quickly evaluate, develop and drill economic prospects. Our first significant onshore drilling program was STEP. STEP has proven to be an excellent program for Contango, resulting in 31 economically successful wells out of a 40-well exploration program.

         The first STEP wells were discovered by JEX in the summer of 2000 after a review of seismic data covering approximately 100 square miles of territory located on the STEP properties. JEX entered into a joint exploration agreement with a limited partnership controlled by the mineral owner of the STEP properties. This limited partnership acts as the operator of our STEP properties.

         We currently own approximately 71% of the working interests and 53% of the net revenue interests in the STEP properties. As of June 30, 2002, our interest in net production from the STEP properties was approximately 19.0 MMcf of natural gas per day and 480 barrels of oil per day. Due to on-going geological declines in our anticipated reserves, we expect that our net production will decrease to approximately 14 MMcf of natural gas per day and 350 barrels of oil per day by the end of calendar year 2002. Over 99% of our net reserves and net production are from our STEP properties.

         Although we have completed the drilling of our original STEP prospects, we are continuing our exploration efforts in the STEP area and are participating in a 3-D seismic shoot covering approximately 150 square miles in Brooks, Jim Hogg and Starr Counties, Texas. The cost of our participation is estimated at approximately $2.3 to $3.0 million. Based on the results of this new seismic, we hope to have additional drillable prospects identified in early 2003.

Offshore Exploration Joint Ventures

         We formed Republic Exploration, L.L.C. and Magnolia Offshore Exploration, L.L.C. joint ventures with JEX to find and develop natural gas and oil opportunities in the Gulf of Mexico. Two different private seismic data companies have licensed the rights to reprocessed 3-D seismic data covering a total of 2,000 blocks of reprocessed 3-D seismic data covering the Gulf of Mexico continental shelf to these two joint ventures. Republic Exploration, in which we have a 33.3% interest, has access to approximately 1,400 of these blocks of reprocessed 3-D seismic data. Magnolia Offshore Exploration, in which we have a 50% interest, has access to approximately 600 of these blocks of reprocessed 3-D seismic data.

         To date, Republic Exploration and Magnolia Offshore Exploration have focused on identifying prospects, purchasing lease blocks at federal and state lease sales, and selling these leases to third parties, retaining reversionary interests. In the future, however, we expect that Republic Exploration and Magnolia Offshore Exploration will seek to acquire and retain working interests in offshore prospects. Contango may farm-in some of these prospects on terms generally available to unrelated third party industry partners.

         Republic Exploration, L.L.C. We have invested approximately $6.7 million in cash in Republic Exploration since its formation in August 2000 for a 33.3% interest in Republic Exploration's profits. Republic Exploration holds a non-exclusive license to existing and recently reprocessed 3-D seismic data covering approximately 1,400 blocks of shallow waters in the Gulf of Mexico continental shelf. Republic Exploration uses the data to acquire and exploit natural gas and oil prospects. The other members of Republic Exploration are JEX and a private seismic data company, which licensed to the venture its 3-D seismic data. JEX is the managing member of Republic Exploration and decides which prospects Republic Exploration will acquire, develop, and exploit. The Republic Exploration operating agreement also states that the JEX exploration team receives a 3 1/3% overriding royalty interest in each prospect that Republic Exploration successfully drills.

         Since its August 2000 formation, Republic Exploration has acquired 11 offshore leases. Of the 11 blocks acquired since formation, Republic Exploration has entered into farm-out agreements with respect to six. Three have been drilled successfully, two resulted in dry holes and two wells are expected to start drilling prior to year end 2002. Under the farm-out agreements, Republic Exploration will be carried on exploration and development activities and will receive a reversionary interest upon payout of each block. In addition, Contango has an after payout working interest in two of these successful wells. We do not expect to earn our back-in working interest or to receive any cash flow until after payout, which is projected to occur sometime in the 2004 time frame. We expect Republic Exploration to participate in future state and federal offshore lease sales.

         The license to the 3-D seismic data provided to Republic Exploration by its third member expires in 2025. During Republic Exploration's existence and for one year after its dissolution, we may not acquire an interest in or derive a benefit from the area covered by the licensed 3-D seismic data without the approval of Republic Exploration's other members.

         Magnolia Offshore Exploration, L.L.C. We purchased a 50% interest in Magnolia Offshore Exploration in October 2001 for a $1.0 million initial contribution and an agreement to pay an additional $4.0 million as needed to cover capital needs. As of September 3, 2002, we have paid approximately $600,000 of the $4.0 million. Magnolia Offshore Exploration uses 3-D seismic data covering approximately 600 blocks in the Gulf of Mexico to explore for prospects at water depths less than 350 feet.

         If we do not promptly pay the remaining $3.4 million that we pledged to make available to Magnolia Offshore Exploration, when requested by Magnolia Offshore Exploration, we will forfeit our 50% interest in Magnolia Offshore Exploration, as well as any right to recover previous contributions. JEX is the only other member of Magnolia Offshore Exploration and acts as the managing member, deciding which prospects Magnolia Offshore Exploration may acquire, develop, and exploit. The seismic company that contributed the 600 blocks of data receives a net profit interest in any discoveries.

         As in the Republic Exploration operating agreement, the Magnolia Offshore Exploration operating agreement states that the JEX exploration team receives a 3 1/3% overriding royalty interest in each prospect that Magnolia Offshore Exploration successfully drills. During Magnolia Offshore Exploration's existence and for one year after its dissolution, we may not acquire an interest in or derive a benefit from the area covered by the 3-D seismic data without the approval of JEX or its transferee.

         Since its formation, Magnolia Offshore Exploration has acquired three blocks offshore Louisiana. We expect Magnolia Offshore Exploration to participate in future state and federal offshore lease sales.

     Offshore Operations and Properties

     The following table sets forth certain information with respect to the offshore Gulf of Mexico leasehold interests owned by us and related entities as of September 3, 2002:

                                                    When
          Block                      Location     Acquired                        Status
  --------------------             -----------  ------------    ------------------------------------------
Brazos 436 ......................    TX-OCS        Jul-00     Producing
Eugene Island 28 ................    LA-OCS        Mar-00     Producing
Eugene Island 110 ...............    LA-OCS        Mar-01     Successfully drilled and awaiting completion
Grand Isle 24 ...................    LA-OCS        Mar-01     Dry hole, block to be released
Grand Isle 28 ...................    LA-OCS        Mar-01     Successfully drilled and being completed
E. Cameron 107 ..................    LA-OCS        Mar-01     Available for farm-out
Eugene Island 113B ..............    LA-OCS        Mar-01     Subject to farm-out option
High Island 25L .................   TX-State       Aug-01     Producing
High Island 53L .................   TX-State       Oct-00     Available for farm-out
Galveston 149L ..................   TX-State       Jul-00     Dry hole, block released
W. Cameron 200 ..................    LA-OCS        Mar-02     Farmed out
Vermilion 73 ....................    LA-OCS        May-02     Available for farm-out
W. Delta 36 .....................    LA-OCS        Mar-02     Available for farm-out
Ship Shoal 155 ..................    LA-OCS        Mar-02     Available for farm-out
Viosca Knoll 75 .................    LA-OCS        Mar-02     Available for farm-out
Viosca Knoll 211 ................    LA-OCS        May-02     Available for farm-out

     The following table sets forth the name of the leaseholder together with the working interest and net revenue interest with respect to the offshore Gulf of Mexico leasehold interests owned by us and related entities as of September 3, 2002:

                                                               Republic             Magnolia Offshore
                                      Contango              Exploration (1)          Exploration (1)
                               ----------------------  ------------------------   --------------------
             Block                WI          NRI          WI           NRI           WI        NRI
  --------------------------   ---------   ---------   -----------  -----------   -----------  ------
Brazos 436 ..................     18.12%      14.81%       --             --             --        --
Eugene Island 28 ............     21.38%      15.28%       --             --             --        --
Eugene Island 110 (2) .......      0.00%       0.00%       0.00%          0.00%          --        --
Grand Isle 28(3) ............      0.00%       0.00%       0.00%          0.00%          --        --
E. Cameron 107 ..............     33.75%      27.00%      66.25%         53.00%          --        --
Eugene Island 113B ..........     33.75%      27.00%      66.25%         53.00%          --        --
High Island 25L (3) .........        --          --        0.00%          0.00%          --        --
High Island 53L .............        --          --      100.00%         74.17%          --        --
W. Cameron 200 (4) ..........        --          --        0.00%          0.00%          --        --
Vermilion 73 ................        --          --      100.00%         80.00%          --        --
W. Delta 36 .................        --          --      100.00%         80.00%          --        --
Ship Shoal 155 ..............        --          --          --             --       100.00%    80.00%
Viosca Knoll 75 .............        --          --          --             --       100.00%    80.00%
Viosca Knoll 211 ............        --          --          --             --       100.00%    80.00%

     ___________
     (1) We have a 33.3% interest in Republic Exploration and a 50% interest in Magnolia Offshore Exploration.
     (2) After payout working interest and net revenue interest for Contango will be 8.44% and 6.75%, respectively, and for Republic Exploration will be 16.56% and 13.25%, respectively.
     (3) After payout working interest and net revenue interest for Republic Exploration will be 25% and 19.17%, respectively.
     (4) After payout working interest and net revenue interest for Republic Exploration will be 25% and 20%, respectively.

Natural Gas and Oil Prices

         Substantially all of our production is sold under various terms and arrangements at prevailing market prices. Our revenues, profitability and future growth depend on natural gas and oil prices, thus price decreases would adversely affect our revenues, profits and the value of our proved reserves. Historically, the prices received for natural gas and oil have fluctuated widely. Among the factors that can cause these fluctuations are:

         .    The domestic and foreign supply of natural gas and oil
         .    Overall economic conditions
         .    The level of consumer product demand
         .    Weather conditions
         .    The price and availability of alternative fuels
         .    Political conditions in the Middle East and other natural gas and oil producing regions
         .    The price of foreign imports
         .    Domestic and foreign governmental regulations
         .    Potential price controls

         From time to time, we enter into hedging arrangements to reduce our exposure to decreases in the prices of natural gas and oil. Hedging arrangements expose us to risk of significant financial loss in some circumstances including circumstances where:

         .    There is a change in the expected differential between the underlying price in the hedging agreement and actual prices received
         .    Production is less than expected
         .    Payments owed under derivative hedging contracts typically come due prior to receipt of the hedged months production revenue
         .    The other party to the hedging contract defaults on its contract obligations

         In addition, hedging arrangements limit the benefit we would receive from increases in the prices for natural gas and oil. We cannot assure you that the hedging transactions we enter into will adequately protect us from declines in the prices of natural gas and oil. On the other hand, we may choose not to engage in hedging transactions in the future. As a result, we may be more adversely affected by changes in natural gas and oil prices than our competitors who engage in hedging transactions.

         Our business has been and will continue to be affected by changes in natural gas and oil prices. No assurance can be given to the trend in, or level of, future natural gas and oil prices.

Marketing

         Our production is marketed to third parties consistent with industry practices. Typically, natural gas, oil and condensate are sold under daily or monthly pricing agreements based upon factors normally considered in the industry.

         There are a variety of factors which affect the market for natural gas and oil, including the extent of domestic production and imports of natural gas and oil, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for natural gas and oil, the marketing of competitive fuels and the effects of state and federal regulations on natural gas and oil production and sales. We have not experienced any difficulties in marketing our natural gas and oil. The natural gas and oil industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual customers. The availability of a ready market for our natural gas and oil production depends on the proximity of reserves to, and the capacity of, natural gas and oil gathering systems, pipelines and trucking or terminal facilities. We deliver natural gas through gas gathering systems and gas pipelines that we do not own. Federal and state regulation of natural gas and oil production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect our ability to produce and market our natural gas and oil. Most of our current production comes from wells drilled in south Texas. This production is being sold to a single purchaser. Any disruption of our marketing arrangements or financial difficulties with our purchaser, or alternative marketing sources, could have an adverse effect on our ability to market our natural gas and oil production. Additionally, if our purchaser suffered financial difficulties, we might not be able to collect receivables from the purchaser. However, we have the option to market our production of natural gas and oil to other alternative purchasers.

Governmental Regulations

         Our operations are affected from time to time in varying degrees by political developments and governmental laws and regulations. Rates of production of natural gas and oil have for many years been subject to governmental conservation laws and regulations, and the petroleum industry has been subject to federal and state tax laws dealing specifically with it.

         Federal Income Tax. Federal income tax laws significantly affect our operations. The principal provisions affecting us are those that permit us, subject to certain limitations, to deduct as incurred, rather than to capitalize and amortize, "intangible drilling and development costs" and to claim depletion on a portion of our natural gas and oil properties based on the greater of (1) the lesser of 15% of natural gas and oil gross income or net income or (2) cost depletion.

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

         The U.S. Department of Interior's Minerals Management Service ("MMS") administers the natural gas and oil leases held by us on federal onshore lands and offshore tracts in the Outer Continental Shelf. The MMS holds a royalty interest in these federal leases on behalf of the federal government. While the royalty interest percentage is fixed at the time that the lease is entered into, from time to time the MMS changes or reinterprets the applicable regulations governing its royalty interests, and such action can indirectly affect the actual royalty obligation that we may be required to pay. The MMS is currently engaged in developing new oil and gas valuation regulations for royalty purposes. The natural gas rule was published in final form on December 16, 1997. Industry trade associations challenged portions of the rule, and on March 28, 2000, a district court invalidated the challenged regulations. The MMS has appealed the court's decision, and the appeal remains pending. The oil rule was published in final form on March 15, 2000. Portions of this rule have also been challenged by industry trade associations in court and the case remains pending, with no resolution expected in the near future. We are not in a position to predict the outcome of the litigation, but we believe that the impact of the final rules that emerge from the court review will not impact us to any greater extent than other similarly situated producers.

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

Employees

     We currently have three employees, all of whom are full time. We use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, legal, environmental and tax planning. We are dependent on our alliance partner, JEX, in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. In addition, as a working interest owner in drilling wells and producing properties, we rely on outside operators and also utilize the services of independent contractors to perform field and on-site drilling and production operation services.

Directors and Executive Officers

     The following table sets forth the names, ages and positions of our directors and executive officers:

                  Name                      Age                        Position
----------------------------------------  -------  --------------------------------------------------------
Kenneth R. Peak ........................    57     Chairman, President, Chief Executive Officer,
                                                   Chief Financial Officer, Secretary and Director
William H. Gibbons .....................    59     Vice President and Treasurer
Lesia Bautina ..........................    31     Vice President and Controller
Jay D. Brehmer .........................    37     Director
John B. Juneau .........................    42     Director
Joseph J. Romano .......................    49     Director
Darrell W. Williams ....................    59     Director

     Kenneth R. Peak was appointed president, chief executive and financial officer, secretary and a director of Contango in July 1999. Before joining Contango, Mr. Peak was the president of Peak Enernomics, Incorporated, a natural gas and oil consulting firm that he formed in 1990. Mr. Peak began his energy career in 1973 as a commercial banker in First National Bank of Chicago's energy group. He became treasurer of Tosco Corporation in 1980 and chief financial officer of Texas International Company ("TIC") in 1982. His tenure with TIC included serving as president of TIPCO, the domestic operating subsidiary of TIC's natural gas and oil operations. Mr. Peak has also served as chief financial officer of Forest Oil Corporation from 1988 to 1989 and as an investment banker with Howard Weil from 1989 to 1990. Mr. Peak was an officer in the U.S. Navy from 1968 to 1971. Mr. Peak received a BS degree in physics from Ohio University and a MBA from Columbia University. He currently serves as a director of Patterson-UTI Energy, Inc., a North America provider of onshore contract drilling services to exploration and production companies and Cellxion, Inc., a privately owned manufacturing and construction company serving the cellular telephone industry.

     William H. Gibbons joined Contango in February 2000 and was appointed treasurer in March 2000 and vice president and treasurer in November 2000. Before joining Contango, he was treasurer of Packaged Ice, Inc. from 1998 to 2000. From 1990 to 1998 and from 1983 to 1986, he provided financial consulting services to domestic and international oil companies, including a five-year assignment with Walter International, Inc. Mr. Gibbons began his energy career with Houston Oil & Minerals Corporation, where he served as treasurer from 1975 to 1981. He also was vice president-finance for Guardian Oil Company from 1981 to 1983 and director-acquisitions for Service Corporation International from 1986 to 1990. Mr. Gibbons received a BA degree in business administration from Duke University and a MBA in finance from Tulane University.

     Lesia Bautina joined Contango in November 2001 as controller and was appointed vice president and controller in August 2002. Prior to joining Contango, Ms. Bautina worked as an auditor for Arthur Andersen LLP from 1997 to 2001. Her primary experience is accounting and financial reporting for exploration and production companies. Ms. Bautina received a degree in history from the University of Lvov in the Ukraine in 1990 and a BBA in accounting in 1996 from Sam Houston State University, where she graduated with honors. Ms. Bautina is a Certified Public Accountant and member of the Petroleum Accounting Society of Houston. Ms. Bautina was born in the Ukraine, speaks four languages fluently and became a United States citizen in February 2000.

     Jay D. Brehmer has been a director of Contango since October 2000. He has been a director-capital & finance of Aquila Energy Capital Corporation since 1998. Prior to joining Aquila, Mr. Brehmer was president and the founder of Capital Financial Services from 1995 to 1998. From 1990 to 1995, he was vice president of the Mutual of Omaha's investment banking subsidiary. Mr. Brehmer holds a BBA degree in business administration from Drake University.

     John B. Juneau has been a director of Contango since September 1999. Mr. Juneau is a private investor and the manager of the general partner of JEX, a firm that specializes in the generation and evaluation of natural gas and oil prospects and is Contango's alliance partner. Prior to forming JEX, Mr. Juneau served as senior vice president of exploration for Zilkha Energy Company from 1987 to 1998. His previous experience included three years as staff petroleum engineer with Texas International Company, where his principal responsibilities included reservoir engineering, as well as acquisitions and evaluations. Prior to that, he was a production engineer with ENSERCH in Oklahoma City. Mr. Juneau holds a BS degree in petroleum engineering from Louisiana State University and is a registered professional engineer in the State of Texas.

     Joseph J. Romano has been a director of Contango since September 1999. He has been employed as chief financial officer by MSZ Investments, Inc. since 1998 and has been the president and chief financial officer of Zilkha Renewable Energy Company since January 2002. In February 1989, Mr. Romano joined Zilkha Energy Company, where he served as senior vice president and chief financial officer until 1998. He served as the chief financial officer, treasurer and controller of Texas International Company from 1986 to 1988 and as its treasurer and controller from 1982 to 1985. Prior to 1982, Mr. Romano spent five years working in the Worldwide Energy Group of the First National Bank of Chicago. He holds a BA degree in economics and political science from the University of Wisconsin-Eau Claire and a MBA in finance from the University of Northern Illinois.

     Darrell W. Williams has been a director of Contango since September 1999 and currently is engaged in various consulting assignments as president of Williams & Associates, Inc., a consulting firm formed by him for outside consulting to oil and natural gas service companies. Mr. Williams served as president of Deutag Marketing and Technical Services from 1993 to mid 2002 with the primary responsibility to develop new business with E & P companies having international drilling departments in North America. During three years of this time, he lived in Germany as managing director of Deutag International and had responsibility for all drilling operations outside of Europe. Before joining Deutag, Mr. Williams held senior executive positions with Nabors Drilling from 1988 to 1993, Pool Company from 1985 to 1988, Baker Oil Tools from 1980 to 1983 and SEDCO from 1970 to 1980. Mr. Williams is past chairman of the Houston Chapter of the International Association of Drilling Contractors, a past member of the IADC executive committee and a member of the Society of Petroleum Engineers. He also serves on the board of SMDC, a Hydril subsidiary. Mr. Williams graduated from West Virginia University with a degree in petroleum engineering.

         Mr. Juneau and Mr. Romano have each informed us that they intend to resign from our Board of Directors following election of their replacements, which is expected to occur at our annual meeting later this year. We have nominated Michael P. Childers and Joseph S. Compofelice as new director candidates to be voted upon by our stockholders at the annual meeting. The biographies of Mr. Childers and Mr. Compofelice will be included in the proxy statement we will send to our stockholders before the annual meeting.

         Directors of Contango serve as members of the board of directors until the next annual stockholders meeting, until successors are elected and qualified or until their earlier resignation or removal. Officers of Contango are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. Directors are compensated in the form of both a cash payment and Company equity. Each outside director receives a $3,000 quarterly payment and a quarterly stock option grant to purchase 3,000 shares of common stock with an exercise price of the greater of $2.00 or fair market value. There are no family relationships between any of our directors or executive officers.

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

         We have no ability to control the prices that we receive for natural gas and oil. Natural gas and oil prices fluctuate widely, and low prices could have a material adverse effect on our revenues, profitability and growth. Our revenues, profitability and future growth will depend significantly on natural gas and crude oil prices. Prices received also will affect the amount of future cash flow available for capital expenditures and repayment of indebtedness and will affect our ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that we can economically produce.

         Prices for natural gas and oil fluctuate widely. For example, natural gas and oil prices declined significantly in 1998 and, for an extended period of time, remained below prices that prevailed in previous years. Conversely, in late 2000 and early 2001, prices, particularly for natural gas, increased to unprecedented levels only to fall back to levels experienced in the late 1990s. Factors that can cause price fluctuations include:

         .   The domestic and foreign supply of natural gas and oil
         .   Overall economic conditions
         .   The level of consumer product demand
         .   Weather conditions
         .   The price and availability of alternative fuels
         .   Political conditions in the Middle East and other natural gas and oil producing regions
         .   The price of foreign imports
         .   Domestic and foreign governmental regulations

         Because we have a limited operating history in the natural gas and oil industry, our future operating results are difficult to forecast. We entered the natural gas and oil exploration and production business in July 1999, and as a result, we have limited historical financial and operating information available on which to base your evaluation of our future performance. Additionally, because we have fewer financial resources than many companies in our industry, we may be at a disadvantage in bidding for acreage, seismic data and exploratory prospects and producing natural gas and oil properties.

         Our ability to successfully execute our business plan is dependent on our ability to obtain adequate financing. Our business plan, which includes participation in an increasing number of exploration prospects, has required and will require substantial capital expenditures. We anticipate that we will require additional financing to fund our planned growth. Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital. Accordingly, we cannot be certain that additional financing will be available to us on acceptable terms, if at all. In particular, our credit facility imposes limits on our ability to borrow under the facility based on adjustments to the value of our hydrocarbon reserves, and our credit facility and the terms of our outstanding preferred stock limit our ability to incur additional indebtedness. In the event additional capital resources are unavailable, we may be required to curtail our exploration and development activities or be forced to sell some of our assets in an untimely fashion or on less than favorable terms.

         Hedging our production may result in losses. From time to time, we enter into hedging arrangements on a portion of our natural gas and oil production to reduce our exposure to declines in the prices of natural gas and oil. The value of these arrangements can be volatile and can materially affect our future reported financial results. Hedging arrangements also expose us to risk of significant financial loss in some circumstances including the following:

         .   There is a change in the expected differential between the underlying price in the hedging agreement and actual prices received
         .   Production is less than expected
         .   Payments owed under derivative hedging contracts typically come due prior to receipt of the hedged months production revenues
         .   The other party to the hedging contract defaults on its contract obligations

         In addition, these hedging arrangements can limit the benefit we would receive from increases in the prices for natural gas and oil. Furthermore, if we choose not to engage in hedging arrangements in the future, we may be more adversely affected by changes in natural gas and oil prices than our competitors who engage in hedging arrangements.

         Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions could materially affect the quantities and present values of our reserves. The process of estimating natural gas and oil reserves is complex. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this report.

         In order to prepare these estimates we must project production rates and timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also requires economic assumptions relating to matters such as natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of natural gas and oil reserves are inherently imprecise.

         Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and pre-tax net present value of reserves shown in this report. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond our control. Moreover, many of the producing wells included in our reserve report have produced for a relatively short period of time as of June 30, 2002. Because most of our reserve estimates are not based on a lengthy production history and are calculated using volumetric analysis, these estimates are less reliable than estimates based on a lengthy production history.

         You should not assume that the pre-tax net present value of our proved reserves referred to in this report is the current market value of our estimated natural gas and oil reserves. We base the pre-tax net present value of future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices, costs, and the volume of produced reserves may differ materially from those used in the pre-tax net present value estimate.

         Natural gas and oil reserves are depleting assets and the failure to replace our reserves would adversely affect our production and cash flows. Our future natural gas and oil production depends on our success in finding or acquiring new reserves. If we fail to replace reserves, our level of production and cash flows would be adversely impacted. Production from natural gas and oil properties decline as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our total proved reserves will decline as reserves are produced unless we conduct other successful exploration and development activities or acquire properties containing proved reserves, or both. Further, substantially all of our reserves are proved developed producing. Accordingly, we do not have significant opportunities to increase our production from our existing proved reserves. Our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. We may not be successful in exploring for, developing or acquiring additional reserves. If we are not successful, our future production and revenues will be adversely affected.

         We depend on the services of our president and chief executive officer, and implementation of our business plan could be seriously harmed if we lost his services. We depend heavily on the services of Kenneth R. Peak, our president and chief executive officer. We do not have an employment agreement with Mr. Peak, and the proceeds from a $10.0 million "key person" life insurance policy on Mr. Peak may not be adequate to cover our losses in the event of Mr. Peak's death.

         We depend on the technical services provided by JEX and could be seriously harmed if our alliance agreement with JEX were terminated. Because we have only three employees, none of whom are geoscientists or engineers, we are dependent upon alliance partners for the success of our natural gas and oil exploration projects and expect to remain so for the foreseeable future. In particular, we have an agreement with JEX to source, screen, generate and present exploration and acquisition opportunities to us. This agreement is cancelable by JEX with 180-days notice or 30-days notice if we are in default under our alliance agreement. Highly qualified explorationists or engineers are difficult to attract and retain in this industry. As a result, the loss of the services of JEX could have a material adverse effect on us and could prevent us from pursuing our business plan. Additionally, JEX's loss of certain explorationists or engineers could have a material adverse effect on our operations as well.

         We rely on the accuracy of the estimates in the reservoir engineering reports provided to us by our outside engineers. We have no in house reservoir engineering capability, and therefore must accept the accuracy of the periodic reservoir reports provided to use by our outside reservoir engineers. If those reports prove to be inaccurate, our financial reports could have material misstatements. Further, we use the reports of our independent reservoir engineers in our financial planning. If the reports of the outside reservoir engineers prove to be inaccurate, we may make misjudgments in our financial planning.

     Exploration is a high risk activity, and our participation in drilling activities may not be successful. Our future success will largely depend on the success of our exploration drilling program. Participation in exploration drilling activities involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

         .    Unexpected drilling conditions
         .    Blowouts, fires or explosions with resultant injury, death or environmental damage
         .    Pressure or irregularities in formations
         .    Equipment failures or accidents
         .    Adverse weather conditions
         .    Compliance with governmental requirements and laws, present and future
         .    Shortages or delays in the availability of drilling rigs and the delivery of equipment

         Even when properly used and interpreted, 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. Poor results from our drilling activities would materially and adversely affect our future cash flows and results of operations.

         In addition, as a "successful efforts" company, we choose to account for unsuccessful exploration efforts (the drilling of "dry holes") and seismic costs as an expense of operations, which immediately impacts our earnings. Significant expensed exploration charges in any period would materially adversely affect our earnings for that period and could cause our earnings to be volatile from period to period.

         The natural gas and oil business involves many operating risks that can cause substantial losses. The natural gas and oil business involves a variety of operating risks, including:

         .    Blowouts, fires and explosions
         .    Surface cratering
         .    Uncontrollable flows of underground natural gas, oil or formation water
         .    Natural disasters
         .    Pipe and cement failures
         .    Casing collapses
         .    Stuck drilling and service tools
         .    Abnormal pressure formations
         .    Environmental hazards such as natural gas leaks, oil spills, pipeline ruptures or discharges of toxic gases

         If any of these events occur, we could incur substantial losses as a result of:

         .    Injury or loss of life
         .    Severe damage to and destruction of property, natural resources or equipment
         .    Pollution and other environmental damage
         .    Clean-up responsibilities
         .    Regulatory investigation and penalties
         .    Suspension of our operations
         .    Repairs necessary to resume operations

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

         If we were to experience any of these problems, it could affect well bores, platforms, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. In accordance with customary industry practices, we maintain insurance against some, but not all, of these risks. Losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We may not be able to maintain adequate insurance in the future at rates we consider reasonable, and particular types of coverage may not be available. An event that is not fully covered by insurance could have a material adverse effect on our financial position and results of operations.

         Our ability to market our natural gas and oil may be impaired by capacity constraints on the gathering systems and pipelines that transport our natural gas and oil. Most of our natural gas, and a substantial portion of our oil, is transported through gathering systems and pipelines, which we do not own. Transportation capacity on gathering systems and pipelines is occasionally limited and at times unavailable due to repairs or improvements being made to these facilities or due to capacity being utilized by other natural gas or oil shippers that may have priority transportation agreements. If the gathering systems or our transportation capacity is materially restricted or is unavailable in the future, our ability to market our natural gas or oil could be impaired and cash flow from the affected properties could be reduced, which could have a material adverse effect on our financial condition and results of operations.

         Most of our natural gas and oil production is concentrated in south Texas and is sold to a single purchaser. Most of our current production comes from wells drilled in south Texas. This production is being sold on a spot basis to a single purchaser. Any disruption of our marketing arrangements or financial difficulties with our purchaser, or alternative marketing sources, could have an adverse effect on our ability to market our natural gas and oil production. Additionally, if our purchaser suffered financial difficulties, we might not be able to collect receivables from the purchaser.

         We have no assurance of title to our leased interests. Our practice in acquiring exploration leases or undivided interests in natural gas and oil leases is not to incur the expense of retaining lawyers to examine the title to the mineral interest prior to executing the lease. Instead, we rely upon the judgment of lease brokers or landmen who perform the field work in examining records in the appropriate governmental, county or parish clerk's office before leasing a specific mineral interest. This practice is widely followed in the industry. Prior to the drilling of an exploration well the operator of the well will typically obtain a preliminary title review of the drillsite lease and/or spacing unit within which the proposed well is to be drilled to identify any obvious deficiencies in title to the well and, if there are deficiencies, to identify measures necessary to cure those defects to the extent reasonably possible. We have no assurance, however, that any such deficiencies have been cured by the operator of any such wells. It does happen, from time to time, that the examination made by the title lawyers reveals that the lease or leases are invalid, having been purchased in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, we may not be able to proceed with our exploration and development of the lease site or may incur costs to remedy a defect. It may also happen, from time to time, that the operator may elect to proceed with a well despite defects to the title identified in the preliminary title opinion.

         Competition in the natural gas and oil industry is intense, and we are smaller and have a more limited operating history than most of our competitors. We compete with a broad range of natural gas and oil companies in our exploration and property acquisition activities. We also compete for the equipment and labor required to operate and develop these properties. Most of our competitors have substantially greater financial resources than we do. These competitors may be able to pay more for exploratory prospects and productive natural gas and oil properties. Further, they may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to explore for natural gas and oil and to acquire additional properties in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, most of our competitors have been operating for a much longer time than we have and have demonstrated the ability to operate through industry cycles. We may not be able to compete effectively with these companies or in such a highly competitive environment.

         We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business. Our operations are subject to numerous laws and regulations governing the operation and maintenance of our facilities and the discharge of materials into the environment. Failure to comply with such rules and regulations could result in substantial penalties and have an adverse effect on us. These laws and regulations may:

         .    Require that we obtain permits before commencing drilling
         .    Restrict the substances that can be released into the environment in connection with drilling and production activities
         .    Limit or prohibit drilling activities on protected areas, such as wetlands or wilderness areas
         .    Require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells

         Under these laws and regulations, we could be liable for personal injury and clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain only limited insurance coverage for sudden and accidental environmental damages. We do not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Moreover, we do not believe that insurance coverage for the full potential liability that could be caused by sudden and accidental environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability, or we may be required to cease production from properties in the event of environmental damages. These laws and regulations have been changed frequently in the past. In general, these changes have imposed more stringent requirements that increase operating costs or require capital expenditures in order to remain in compliance. It is also possible that unanticipated factual developments could cause us to make environmental expenditures that are significantly different from those we currently expect. Existing laws and regulations could be changed and any such changes could have an adverse effect on our business and results of operations.

         We cannot control the activities on properties we do not operate. Other companies operate all of the properties in which we have an interest. As a result, we have a limited ability to exercise influence over operations for these properties or their associated costs. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors that are outside of our control, including:

         .    Timing and amount of capital expenditures
         .    The operator's expertise and financial resources
         .    Approval of other participants in drilling wells
         .    Selection of technology

         Acquisition prospects are difficult to assess and may pose additional risks to our operations. We expect to evaluate and, where appropriate, pursue acquisition opportunities on terms our management considers favorable. In particular, we expect to pursue acquisitions that have the potential to increase our domestic natural gas and oil reserves. The successful acquisition of natural gas and oil properties requires an assessment of:

         .    Recoverable reserves
         .    Exploration potential
         .    Future natural gas and oil prices
         .    Operating costs
         .    Potential environmental and other liabilities and other factors
         .    Permitting and other environmental authorizations required for our operations

         In connection with such an assessment, we would expect to perform a review of the subject properties that we believe to be generally consistent with industry practices. Nonetheless, the resulting conclusions are necessarily inexact and their accuracy inherently uncertain, and such an assessment may not reveal all existing or potential problems, nor will it necessarily permit a buyer to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Inspections may not always be performed on every platform or well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken.

         Future acquisitions could pose numerous additional risks to our operations and financial results, including:

         .    Problems integrating the purchased operations, personnel or technologies
         .    Unanticipated costs
         .    Diversion of resources and management attention from our
              exploration business
         .    Entry into regions or markets in which we have limited or no prior experience
         .    Potential loss of key employees, particularly those of the acquired organization

         We do not intend to pay dividends on our common stock. We have never declared or paid a dividend on our common stock and do not expect to do so in the foreseeable future. We currently intend to retain any future earnings for funding growth, and, therefore, holders of our common stock will not be able to receive a return on their investment unless they sell their shares.

         Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law could adversely effect a potential acquisition by third parties that may ultimately be in the financial interests of our stockholders. Our certificate of incorporation, bylaws and the Delaware General Corporation Law contain provisions that may discourage unsolicited takeover proposals. These provisions could have the effect of inhibiting fluctuations in the market price of our common stock that could result from actual or rumored takeover attempts, preventing changes in our management or limiting the price that investors may be willing to pay for shares of common stock. These provisions, among other things, authorize the board of directors to:

         .    Designate the terms of and issue new series of preferred stock
         .    Limit the personal liability of directors
         .    Limit the persons who may call special meetings of stockholders
         .    Prohibit stockholder action by written consent
         .    Establish advance notice requirements for nominations for election of the board of directors and for proposing matters to be acted on by stockholders at stockholder meetings

         . Require us to indemnify directors and officers to the fullest extent permitted by applicable law
         . Impose restrictions on business combinations with some interested parties

Item 2.  Description of Properties

Production, Prices and Operating Expenses

     The following table presents information regarding the production volumes, average sales prices received and average production costs associated with our sales of natural gas and oil for the periods indicated. Oil and condensate are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil or condensate is the energy equivalent of six Mcf of natural gas.

                                                                             Year Ended June 30,
                                                                          -------------------------
                                                                                2002     2001
                                                                          ------------ ------------
Production:
   Natural gas (thousand cubic feet) ..................................      6,981,909    3,570,026
   Oil and condensate (barrels) .......................................        186,274      122,093
     Total (thousand cubic feet equivalent) ...........................      8,099,553    4,302,584

   Natural gas (per thousand cubic feet per day) ......................         19,129        9,781
   Oil and condensate (per barrels per day) ...........................            510          335
     Total (per thousand cubic feet equivalent per day) ...............         22,189       11,791

Average sales price:
   Natural gas (thousand cubic feet) ..................................   $       2.94 $       5.92
   Oil and condensate (barrels) .......................................   $      21.44 $      27.95
     Total (thousand cubic feet equivalent) ...........................   $       3.03 $       5.71

Selected data per Mcfe:
   Production and severance taxes .....................................   $       0.20 $       0.39
   Lease operating expense ............................................   $       0.28 $       0.22
   General and administrative expense .................................   $       0.36 $       0.55
   Depreciation, depletion and amortization of
     natural gas and oil properties ...................................   $       1.05 $       0.92

Development, Exploration and Acquisition Capital Expenditures

     The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated:

                                                                             Year Ended June 30,
                                                                          -------------------------
                                                                                2002     2001
                                                                          ------------ ------------
Property Acquisition Costs:
   Unproved ..........................................................    $  1,063,204 $  1,901,405
   Proved ............................................................      23,449,488            -
Exploration costs ....................................................       7,138,690   20,867,565
                                                                          ------------ ------------
   Total costs .......................................................    $ 31,651,382 $ 22,768,970
                                                                          ============ ============

Drilling Activity

     The following table shows our drilling activity for the periods indicated. In the table, "gross" wells refer to wells in which we have a working interest, and "net" wells refer to gross wells multiplied by our working interest in such wells.

                                                                 Year Ended June 30,
                                                ---------------------------------------------------
                                                           2002                      2001
                                                ------------------------- -------------------------
                                                    Gross         Net         Gross         Net
                                                ------------ ------------ ------------ ------------
Exploratory Wells:
   Productive ...............................              9          6.5           24         10.2
   Non-productive ...........................              3          1.4            7          3.0
                                                ------------ ------------ ------------ ------------
     Total ..................................             12          7.9           31         13.2
                                                ============ ============ ============ ============

          We drilled no development wells during the periods indicated.

Exploration and Development Acreage

         Our principal natural gas and oil properties consist of producing and non-producing natural gas and oil leases. The following table indicates our interests in developed and undeveloped acreage as of June 30, 2002:

                                                                  Developed             Undeveloped
                                                               Acreage (1)(2)          Acreage (1)(3)
                                                           --------------------    -------------------
                                                           Gross (4)   Net (5)     Gross (4)   Net (5)
                                                           ---------  ---------    ---------  ---------
 Onshore:
    Texas ............................................         9,133      6,366            -          -
 Offshore Outer Continental Shelf:
    Louisiana ........................................         1,250        267       10,000      3,375
    Texas ............................................           938        170            -          -
                                                           ---------  ---------    ---------  ---------
      Total ..........................................        11,321      6,803       10,000      3,375
                                                           =========  =========    =========  =========

___________________
(1) Excludes any interest in acreage in which we have no working interest before payout.
(2) Developed acreage consists of acres spaced or assignable to productive wells.
(3) Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.
(4) Gross acres refer to the number of acres in which we own a working interest.
(5) Net acres represents the number of acres attributable to an owner's proportionate working interest and/or royalty interest in a lease (e.g., a 50% working interest in a lease covering 320 acres is equivalent to 160 net acres).

         The above table excludes our 33.3% % interest in 25,714 gross undeveloped acres (22,339 net undeveloped acres) held by Republic Exploration and excludes our 50% interest in 16,520 gross undeveloped acres (16,520 net undeveloped acres) held by Magnolia Offshore Exploration.

Productive Wells

         The following table sets forth the number of gross and net productive natural gas and oil wells in which we owned an interest as of June 30, 2002:

                                                                                   Total Productive
                                                                                      Wells (1)
                                                                               ------------------------
                                                                               Gross (2)      Net (3)
                                                                               ---------      ---------
 Natural gas .........................................................                32           21.2
 Oil .................................................................                 1            0.8
                                                                               ---------      ---------
    Total ............................................................                33           22.0
                                                                               =========      =========

___________________

(1)      Productive wells are producing wells and wells capable of production.
(2)      A gross well is a well in which we own an interest.
(3) The number of net wells is the sum of our fractional working interests owned in gross wells.

Natural Gas and Oil Reserves

    The following table presents our estimated net proved natural gas and oil reserves and the pre-tax net present value of our reserves at June 30, 2002, based on a reserve report generated by W.D. Von Gonten & Co. The pre-tax net present value is not intended to represent the current market value of the estimated natural gas and oil reserves we own.

    The pre-tax net present value of future cash flows attributable to our proved reserves as of June 30, 2002 was determined by the June 28, 2002 prices of $3.24 per MMbtu for natural gas at the Houston Ship Channel and $26.86 per barrel of oil at Koch's South Texas Crude Oil Posting, in each case before adjusting for basis, transportation costs, and Btu content. For further information concerning the present value of future net cash flows from these proved reserves, see "Supplemental Oil and Gas Disclosures".

                                                  Proved Developed Reserves
                                                     as of June 30, 2002
                                         ---------------------------------------
                                          Developed     Behind Pipe     Total
                                         -----------    -----------  -----------
 Natural gas (MMcf) ..................      24,226.8        171.4       24,398.2
 Oil and condensate (Bbls) ...........       590,058          206        590,264
 Total proved reserves (MMcfe) .......      27,767.1        172.6       27,939.7

 Pre-tax net present value ...........   $52,950,820     $398,387    $53,349,207


    The process of estimating natural gas and oil reserves is complex. It requires various assumptions, including natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. We must project production rates and timing of development expenditures. We analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. Therefore, estimates of natural gas and oil reserves are inherently imprecise. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves most likely will vary from estimates. Any significant variance could materially affect the estimated quantities and net present value of reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond our control. Because most of our reserve estimates are not based on a lengthy production history and are calculated using volumetric analysis, these estimates are less reliable than estimates based on a lengthy production history.

    It should not be assumed that the pre-tax net present value is the current market value of our estimated natural gas and oil reserves. In accordance with requirements of the Securities and Exchange Commission, we base the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate.

    We filed an estimate of proved natural gas and oil reserves as of April 1, 2002 in connection with Form S-1 Registration Statement, as amended, and as originally filed with the Securities and Exchange Commission on May 15, 2002. The difference between previously reported proved reserves and proved reserves reported in this Form 10-KSB are less than 5% and were attributable to production between April 1, 2002 and June 30, 2002.

Item 3.  Legal Proceedings

     As of the date of this Form 10-KSB, we are not a party to any legal proceedings, and we are not aware of any proceeding contemplated against us.

Item 4.  Submission of Matters to a Vote of Security Holders

     During the quarter ended June 30, 2002, no matters were submitted to a vote of security holders.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Our common stock was listed on the American Stock Exchange in January 2001 under the symbol "MCF". Prior to that time, our common stock traded on the Nasdaq over-the-counter market. The table below shows the high and low closing prices of our common stock for the periods indicated.

                                                               High       Low
                                                               ----       ---
Fiscal Year 2001:
     Quarter ended September 30, 2000 .....................  $  7.06    $   1.50
     Quarter ended December 31, 2000 ......................  $  5.91    $   3.25
     Quarter ended March 31, 2001 .........................  $  7.50    $   4.65
     Quarter ended June 30, 2001 ..........................  $  5.09    $   3.72
Fiscal Year 2002:
     Quarter ended September 30, 2001 .....................  $  4.00    $   2.30
     Quarter ended December 31, 2001 ......................  $  3.04    $   2.35
     Quarter ended March 31, 2002 .........................  $  3.46    $   2.55
     Quarter ended June 30, 2002 ..........................  $  3.94    $   2.40

     As of September 3, 2002, there were 9,043,282 shares of Contango common stock outstanding, held by 152 holders of record.

     We have not declared or paid any dividends on our shares of common stock and do not anticipate paying any dividends on our shares of common stock in the future. Currently, except for the regular dividends that we pay on our Series A and Series B preferred stock, we intend to retain any future earnings for use in the operations and expansion of our natural gas and oil business. Our credit facility currently prohibits us from paying any cash dividends on our common stock. The credit facility does, however, permit the payment of stock dividends on our common stock. Any future decision to pay dividends on our common stock will be at the discretion of our board and will depend upon our financial condition, results of operations, capital requirements, and other factors our board may deem relevant.

     Between August 16, 1999 and August 24, 1999, we commenced and completed a private placement of 3,230,000 shares of common stock for $0.20 per share and warrants to purchase 1,230,000 shares of common stock at $2.00 per share, raising gross proceeds of $670,600. The issuance of the securities was exempt from registration pursuant to Rule 506 under Regulation D of the Securities Act. There were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

     Pursuant to an agreement we entered into with JEX, effective September 1, 1999 and amended August 14, 2000, JEX received 200,000 shares of common stock as partial consideration under the agreement. The issuance of the securities was exempt pursuant to Rule 506 under Regulation D of the Securities Act.

     Between September 1, 1999 and September 20, 1999, we commenced and completed a private placement of 1,890,000 shares of common stock for $0.60 per share, raising gross proceeds of $1,134,000. The securities were offered and sold to private investors pursuant to Rule 506 under Regulation D of the Securities Act, and there were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

     Between October 21, 1999 and January 17, 2000, we commenced and completed a private placement of 722,000 shares of common stock at a gross price of $1.50 per share (net price of $1.44 per share after commissions) for net proceeds of $1,035,250. Total commissions paid in the offering were $ 47,750. We also granted to the purchasers an option for an aggregate total of 31,834 shares of our common stock at $2.00 per share. All of the purchasers were "accredited investors" as defined under Rule 501 of Regulation D of the Securities Act, and the issuance of the securities was exempt from registration pursuant to Rule 506 under Regulation D.

     On December 29, 1999, we sold in a private placement 1,851,852 shares of common stock and a warrant to purchase 185,185 shares of common stock at $2.00 per share to Trust Company of the West for net proceeds after discounts of $2,500,000, or $1.35 per share. The issuance of the securities to Trust Company of the West was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

     Between December 30, 1999 and January 17, 2000, we commenced and completed a private placement of 47,667 shares of its common stock at a price of $1.50 per share for total proceeds of $71,500. All of the purchasers were "accredited investors" as defined in Rule 501 of Regulation D of the Securities Act, and the issuance of the securities was exempt from registration under Rule 506 of Regulation D. There were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

     On August 24, 2000, we sold in a private placement transaction 2,500 shares of its Series A preferred stock and a five-year warrant to purchase 250,000 shares of common stock at an exercise price of $2.00 per share to Trust Company of the West, as an investment manager and custodian on behalf of a client, for net proceeds of $2,500,000. The issuance of the securities to Trust Company of the West was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

     On August 24, 2000, the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund exercised the option it previously acquired to purchase 1,250,000 shares of common stock for net proceeds of $2,500,000. In order to induce the Southern Ute Indian Tribe Growth Fund to exercise such option, we issued to the Southern Ute Indian Tribe Growth Fund a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $2.00 per share. The issuance of securities to the Southern Ute Indian Tribe Growth Fund was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

     On August 24, 2000, as part of the formation of Republic Exploration, we granted to each of JEX and a private company in separate private placement transactions a five-year warrant to purchase 62,500 shares of common stock at an exercise price of $2.00 per share. The issuance of these two five-year warrants was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placements.

     On September 27, 2000, we sold in a private placement transaction 5,000 shares of its Series B preferred stock to Aquila Energy Capital Corporation for net proceeds of $5,000,000. The issuance of the securities to Aquila Energy Capital Corporation was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placement.

     As of November 10, 2000, in consideration of the extension of the expiration date from December 29, 2000 to March 15, 2001 of our option to purchase an additional 23.3% of Republic Exploration, we granted to each of JEX and the other member of Republic Exploration in separate private placement transactions a five-year warrant to purchase 62,500 shares of common stock at an exercise price of $4.12 per share. These two five-year warrants were exempt from registration under Section 4(2) of the Securities Act, as they did not involve public offerings of securities. There were no underwriting discounts, commissions or finder's fees paid in connection with the placements.

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

     During the fiscal year ended June 30, 2001, we issued 11,350 shares of common stock to two employees and an outside consultant at values ranging from $3.38 per share to $6.85 per share as consideration for their services. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

     During the fiscal year ended June 30, 2002, we issued 3,900 shares of common stock to two employees and an outside consultant at values ranging from $2.45 per share to $3.46 per share as consideration for their services. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act, as it did not involve a public offering of securities.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Introduction

     We are an independent natural gas and oil company engaged in the exploration, production and acquisition of natural gas and oil in the United States. Our entry into the natural gas and oil business began on July 1, 1999. The following is a discussion of the results of our operations for the fiscal year ended June 30, 2002, compared to the fiscal year ended June 30, 2001.

Critical Accounting Policies

     The application of generally accepted accounting principles involves certain assumptions, judgments, choices and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. Our critical accounting principles, which we describe below, relate to the successful efforts method for costs related to natural gas and oil activities, consolidation principles, accounting for financial instruments and stock options.

     Successful Efforts Method of Accounting. We follow the successful efforts method of accounting for our natural gas and oil business. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved natural gas and oil properties are reviewed when circumstances suggest the need for such a review and, if required, the proved properties are written down to their estimated fair value. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, and any such impairment is charged to expense in the period. Estimated fair value includes the estimated present value of all reasonably expected future production, prices and costs. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs, including 3-D seismic acquisitions, are expensed as incurred. The provision for depreciation, depletion and amortization is based on the capitalized costs as determined above, plus future costs to abandon offshore wells and platforms, and is on a cost center by cost center basis using the units of production method, with lease acquisition costs amortized over total proved reserves and other costs amortized over proved developed reserves. We create cost centers on a well-by-well basis on all of our natural gas and oil activities.

     Consolidation Principles. Our consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Majority-owned subsidiaries are fully consolidated. Minority-owned natural gas and oil affiliates, such as 33.3% owned Republic Exploration and 50% owned Magnolia Offshore Exploration are proportionately consolidated. In the case of minority-owned affiliates that have disproportionate allocations among the investors, our share of the affiliate's net income or loss is based on how increases or decreases in the net assets of the venture will ultimately affect cash payments to Contango (hypothetical liquidation). Since we are the only member that contributed cash to Republic Exploration and Magnolia Offshore Exploration, we consolidate 100% of all activities in a loss position into our financial statements until we recoup our investment.

     Hedge Accounting. In June 1998, the Financial Accounting Standards Board, or "FASB", issued SFAS 133. In June 2000, the FASB issued SFAS 138, "Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133". SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Although the derivative transactions we engage in are designed as economic hedges for a portion of future natural gas and oil production, we have elected not to designate these as "hedges" under SFAS No. 133. Accordingly, we recognize the changes in the derivative's fair value in our income statement under "Gain (loss) from hedging activities".

     Stock Options. We began expensing the cost of all Contango stock options beginning with stock options granted during the fiscal year ended June 30, 2002. The Company has adopted the fair value based method of recording stock options contained in SFAS No. 123, "Accounting for Stock-Based Compensation".

     All employee stock option grants will be expensed over each stock option's vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. The Company recorded an expense of $29,796 for the fiscal year ended June 30, 2002 from the adoption of this accounting standard.

MD&A Summary Data

     The table below sets forth, for the periods indicated, summary information discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations below.

                                                                Year Ended June 30,
                                                                -------------------
                                                        2002             2001         Change
                                                        ----             ----         ------
 Natural gas and oil sales .....................   $ 23,901,995     $ 24,548,723         -3%
 Gain (loss) from hedging activities ...........   $  5,016,173     $   (557,654)       n/a

 Production:
    Natural gas (thousand cubic feet per day)...         19,129            9,781         96%
    Oil and condensate (barrels per day) .......            510              335         52%

 Average sales price:
    Natural gas (thousand cubic feet) ..........   $       2.94     $       5.92        -50%
    Oil and condensate (barrels) ...............   $      21.44     $      27.95        -23%

 Operating expenses ............................   $  3,904,541     $  2,631,905         48%
 Exploration expenses ..........................   $  2,694,425     $  4,167,427        -35%
 Depreciation, depletion and amortization ......   $  8,593,635     $  4,023,672        114%
 Impairment of natural gas and oil properties...   $    527,150     $    300,466         75%
 General and administrative expense ............   $  2,901,566     $  2,356,421         23%

Interest expense ...............................   $    285,159     $      8,674        n/a

 Gain on sale of assets ........................   $    373,539     $         --        n/a
 Income tax expense ............................   $  4,003,154     $  3,179,248         26%

Year Ended June 30, 2002 Compared to the Year Ended June 30, 2001

     Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $23.9 million for the year ended June 30, 2002, down from approximately $24.5 million for the year ended June 30, 2001. This decrease was attributable to substantial decreases in natural gas and oil prices that were offset by production increases from new wells drilled on our STEP properties plus increased net revenue interests in certain of those wells resulting from acquisitions made during the six months ended June 30, 2002.

     For the year ended June 30, 2002, our net production increased to approximately 19.1 MMcf of natural gas per day and 510 barrels of oil per day. For the year ended June 30, 2001, our net production was approximately 9.8 MMcf of natural gas per day and 335 barrels of oil per day. For the year ended June 30, 2002, our average realized price for natural gas was $2.94 per Mcf and for oil was $21.44 per barrel, compared with prices for the year ended June 30, 2001 of $5.92 per Mcf of natural gas and $27.95 per barrel of oil.

     Gain from Hedging Activities. We reported a gain from hedging activities for the year ended June 30, 2002 of approximately $5.0 million. This gain consists of approximately $6.0 million of gains realized on settlements of swap derivative agreements offset by unrealized losses of approximately $1.0 million. For the year ended June 30, 2001, we recognized a loss from hedging activities of approximately $557,700.

     Operating Expenses. Operating expenses, including severance taxes, for the year ended June 30, 2002 were approximately $3.9 million and were attributable to production operations both onshore Texas and offshore in the Gulf of Mexico. Of this amount, approximately $2.2 million was attributable to lease operating expense and $1.7 million was attributable to production and severance taxes. Operating expenses, including severance taxes, for the year ended June 30, 2001 were approximately $2.6 million, of which approximately $900,000 was attributable to lease operating expense and $1.7 million was attributable to production and severance taxes. The increase in 2002 was primarily due to increased production.

     Exploration Expense. Exploration costs for the year ended June 30, 2002 were approximately $2.7 million. This primarily was attributable to the expensing of $2.2 million in dry holes drilled on our STEP properties and approximately $500,000 in seismic costs and delay rentals attributable to activities offshore in the Gulf of Mexico. For the year ended June 30, 2001, we reported approximately $4.2 million of exploration expense. Of this amount, approximately $2.8 million was attributable to dry holes drilled and $1.2 million was the cost of shooting seismic data onshore in south Texas.

     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the year ended June 30, 2002 was approximately $8.6 million. This primarily was attributable to depletion and amortization related to increased production from our STEP properties, as well as increased costs of proved properties resulting from the acquisition of additional interests in our STEP properties completed during the six months ended June 30, 2002. For the year ended June 30, 2001, we recorded approximately $4.0 million of depreciation, depletion and amortization. This primarily was attributable to depletion and amortization related to production from our STEP properties.

     Impairment of natural gas and oil properties. Impairment expense for the year ended June 30, 2002 was approximately $527,200. This was attributable to impairment of a lease prospect in south Texas and to an additional impairment of one of our offshore wells. For the year ended June 30, 2001, impairment expense was approximately $300,500. This was attributable to the impairment of two of our offshore wells.

     General and Administrative Expense. General and administrative expense for the year ended June 30, 2002 was approximately $2.9 million, compared to approximately $2.4 million reported for the year ended June 30, 2001. This increase was primarily attributable to approximately $540,000 of costs incurred in connection with a proposed public sale of convertible preferred stock in June 2002.

     Interest Expense. We reported interest expense of approximately $285,200 for the year ended June 30, 2002. For the year ended June 30, 2001, we reported interest expense of approximately $8,700. This increase was attributable to borrowings under our credit facility during the period of January 2002 and June 2002. We had no bank borrowing prior to January 2002.

Capital Resources and Liquidity

     During the year ended June 30, 2002, we funded our activities with cash on hand, internally generated cash flow and borrowings under our secured, reducing revolving line of credit with Guaranty Bank, FSB that matures in June 2004. We reported total revenues for the year ended June 30, 2002 of approximately $28.9 million, which included approximately $5.0 million of net gains from hedging activities. EBITDAX, which we define as earnings before interest, income taxes, depreciation, depletion and amortization, impairment expense and expensed exploration expenditures, including gains or losses from hedging, for the twelve-month period was approximately $22.1 million.

     At September 20, 2002, we had approximately $415,000 in cash on hand, $16.3 million borrowed under our credit facility and $6.5 million of funds available under our credit facility.

     During the six months ended June 30, 2002, we increased our ownership interest in our STEP properties in three separate transactions at a total cost of approximately $23.4 million. In July 2002, we further increased our ownership in our STEP properties at a cost of approximately $2.6 million. At anticipated production levels and current commodity price levels, we expect to have cash flow of $1.5 to 2.0 million per month through March 2003. Current levels of production are estimated to decline to about 14 MMcf of natural gas and 350 barrels of oil per day by calendar year end 2002 absent any increases resulting from future drilling activities.

     Although we have completed our original drilling program on our STEP properties, we are continuing our exploration efforts in the STEP area. We are participating in a 3-D seismic shoot covering approximately 150 square miles in Brooks, Jim Hogg and Starr Counties, Texas. The cost of our participation is estimated at approximately $2.3 to $3.0 million. Based on the results of this new seismic, we hope to have additional drillable prospects identified by early 2003. Capital expenditures for the fiscal year 2002 totaled approximately $31.7 million. We have identified $5.0 million to $10.0 million in capital expenditures for the fiscal year 2003 and are actively seeking additional opportunities and prospects for 2003.

     We believe that our cash on hand, our anticipated cash flow from operations and funds available under our credit facility will be adequate to satisfy planned capital expenditures over the next 12 months. We may seek additional equity, sell assets or seek other financing to fund possible acquisitions and an expanded exploration program, and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations.

Credit Facility

     Our credit facility is a secured, reducing revolving line of credit with Guaranty Bank, FSB that matures in June 2004. In July 2002, the hydrocarbon borrowing base was increased to $24.0 million. This amount reduces by $580,000 per month the first day of each month beginning August 1, 2002. Borrowings under the credit facility bear interest, at our option, at either (i) LIBOR plus two percent (2%) or (ii) the bank's base rate plus one-fourth percent (1/4%) per annum. Additionally, we pay a quarterly commitment fee of three-eighths percent (3/8%) per annum on the average availability under the credit facility. The hydrocarbon borrowing base is subject to semi-annual redetermination based primarily on the value of our proved reserves. The credit facility requires the maintenance of certain ratios, including those related to working capital, funded debt to EBITDAX, and debt service coverage, as defined in the credit facility. Additionally, the credit facility contains certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell assets, pay dividends and reacquire or otherwise acquire or redeem capital stock. Failure to maintain required financial ratios or comply with the credit facility's covenants can result in a default and acceleration of all indebtedness under the credit facility.

     As of June 30, 2002, $18.95 million was outstanding under the credit facility, and we were in compliance with all financial covenants and ratios. As of September 20, 2002, $16.3 million was outstanding under the credit facility, and we had $6.5 million of loan availability.

Quantitative and Qualitative Disclosure About Market Risk

     Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the year ended June 30, 2002, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximate $2.7 million impact on our revenues.

     We periodically enter into hedges on a portion of our projected natural gas and oil production to manage our exposure to declines in natural gas and oil prices. We may use futures contracts, swaps, options and fixed-price physical contracts to hedge commodity prices. We use these derivative financial instruments for non-trading purposes only. For the year ended June 30, 2002, we recognized a gain of $5.0 million.

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

     From time to time, we enter into hedging arrangements on a portion of our anticipated natural gas and oil production as a part of our overall risk management strategy. The following table provides our pricing and notional volumes on open commodity derivative contracts as of September 20, 2002.

                                                    Strike
          Description              Term            Price (1)       Quantity (2)
----------------------------  ---------------      ---------       ------------

Natural gas call ...........  10/2002-12/2002       $  4.02          8,000/day
Crude oil swap .............  09/2002-10/2002       $ 24.95          5,000/mth

------------

(1)  Prices per MMbtu for natural gas and per barrel for oil.
(2)  Natural gas quantities in MMbtu, oil quantities in barrels.

     At June 30, 2002, the mark-to-market valuation was a loss of $125,674. Because these open contracts are marked-to-market on a daily basis, we are exposed to wide swings in commodity prices and could be subject to significant hedging losses in the event of a significant increase in natural gas and oil prices. Accordingly, the terms of the agreements with certain counter parties provide that if the mark-to-market loss to that counter party exceeds $1.0 million, we will have to provide collateral to cover the potential loss position.

     We have never had any derivative contracts with Enron Corp. or its affiliates.

     Interest Rate Risk. The carrying value of our debt approximates fair value. At June 30, 2002, we had approximately $19.4 million of total long-term debt, represented by $18.95 million outstanding under our credit facility, $1.3 million of which was current, and $483,900 of other long-term payables. The credit facility matures in June 2004 and bears interest, at our option, at either (i) LIBOR plus two percent (2%) or (ii) the bank's base rate plus one-fourth percent (1/4%) per annum. The average interest rate on long-term debt at June 30, 2002 was 4.1%. The results of a 10% fluctuation in short-term rates would have had an approximate $29,000 impact on interest expense for the year ended June 30, 2002. We had no long-term debt prior to January 1, 2002.

Item 7.  Financial Statements and Supplementary Data

     The financial statements and supplemental information required to be filed under this item are presented on pages Page F-1 through F-26 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On June 10, 2002, the Board of Directors determined, upon the recommendation of the Audit Committee, to appoint Grant Thornton LLP our independent public accountants to audit our financial statements for the fiscal year ending June 30, 2002, replacing Arthur Andersen LLP, which we dismissed on the same date.

     The audit reports of Arthur Andersen LLP on our consolidated financial statements as of and for the fiscal years ended June 30, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During our fiscal years ended June 30, 2001 and 2000 and subsequent interim periods to June 10, 2002, there were no disagreements between us and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedures, which disagreements, if not resolved to Arthur Andersen LLP's satisfaction, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with its reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within our two most recent fiscal years ended June 30, 2001 and subsequent interim periods to June 10, 2002.

     During our fiscal year ended June 30, 2001 and the subsequent interim period to June 10, 2002, the Company did not consult with Grant Thornton LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information regarding directors, executive officers, promoters and control persons required under Item 9 of Form 10-KSB will be contained in our Definitive Proxy Statement for our 2002 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Election of Directors", "Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The Proxy Statement will be filed with the

Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act of 1934, as amended, not later than 120 days after June 30, 2002.

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

    Exhibit
     Number                              Description
    -------  -------------------------------------------------------------------
     3.1 Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation. (8)
     3.2     Bylaws of Contango Oil & Gas Company, a Delaware corporation. (8)
     3.3 Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (8)
     4.1     Facsimile of common stock certificate of the Company. (1)
     4.2 Certificate of Designations, Preferences and Relative Rights and Limitations for Series A Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (8)
     4.3 Certificate of Designations, Preferences and Relative Rights and Limitations for Series B Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (8)
     10.1 Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C. (2)
     10.2 Securities Purchase Agreement between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (15)
     10.3 Warrant to Purchase Common Stock between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)
     10.4 Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)

     10.5 Securities Purchase Agreement by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund, dated June 8, 2000. (4)
     10.6 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West. (5)
     10.7 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund. (5)
     10.8 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated.
             (5)
     10.9 Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C.
             (5)
     10.10 Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, LLC. dated effective as of September 1, 1999. (6)
     10.11 Securities Purchase Agreement dated September 27, 2000 by and between Contango Oil & Gas Company and Aquila Energy Capital Corporation. (7)
     10.12 Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (9)
     10.13 First Amendment dated as of January 8, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (10)
     10.14 Asset Purchase Agreement by and among Juneau Exploration, L.P. and Contango Oil & Gas Company dated January 4, 2002. (10)
     10.15 Asset Purchase Agreement by and among Mark A. Stephens, John Miller, The Hunter Revocable Trust, Linda G. Ferszt, Scott Archer and the Archer Revocable Trust and Contango Oil & Gas Company dated January 9, 2002. (11)
     10.16 Asset Purchase Agreement by and among the Southern Ute Indian Tribe doing business as Red Willow Production Company and Contango Oil & Gas Company dated January 28, 2002. (12)
     10.17 Securities Repurchase Agreement by and among the Southern Ute Indian Tribe doing business as Red Willow Production Company and Southern Ute Indian Tribe Growth Fund and Contango Oil & Gas Company dated March 28, 2002. (14)
     10.18 Second Amendment dated as of February 13, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (13)
     10.19 Waiver dated as of March 25, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (13)
     10.20 Option Purchase Agreement between Contango Oil & Gas Company and Cheniere Energy, Inc. dated June 4, 2002. (16)
     10.21 Waiver and Third Amendment dated as of April 26, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. *
     10.22 Fourth Amendment dated as of September 9, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. *
     21.1    Subsidiaries of the Company. *
     23.1    Consent of W.D. Von Gonten & Co. *
     99.1 Section 9.06 Certificate of Chief Executive Officer and Chief Financial Officer dated September 16, 2002. *

_____________
*     Filed herewith.

(1) Filed as an exhibit to the Company's Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
(2) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.
(3) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on February 14, 2000.
(4) Filed as an exhibit to the Company's report on Form 8-K, dated June 8, 2000, as filed with the Securities and Exchange Commission on June 14, 2000.
(5) Filed as an exhibit to the Company's report on Form 8-K, dated August 24, 2000, as filed with the Securities and Exchange Commission of September 8, 2000.
(6) Filed as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.
(7) Filed as an exhibit to the Company's report on Form 8-K, dated September 27, 2000, as filed with the Securities and Exchange Commission on October 3, 2000.
(8) Filed as an exhibit to the Company's report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
(9) Filed as an exhibit to the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2001, as filed with the Securities and Exchange Commission on September 21, 2001.
(10) Filed as an exhibit to the Company's report on Form 8-K, dated January 4, 2002, as filed with the Securities and Exchange Commission on January 8, 2002.
(11) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended December 31, 2001, as filed with the Securities and Exchange Commission on February 14, 2002.
(12) Filed as an exhibit to the Company's report on Form 8-K, dated March 8, 2002, as filed with the Securities and Exchange Commission on March 15, 2002.
(13) Filed as an exhibit to the Company's report filed on Form 10-QSB for the quarter ended March 31, 2002, dated May 2, 2002, as filed with the Securities and Exchange Commission.
(14) Filed as an exhibit to the Company's report on Form 8-K, dated March 28, 2002, as filed with the Securities and Exchange Commission on April 3, 2002.
(15) Filed as an exhibit to the Company's Form 10-QSB/A for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on June 4, 2002.
(16) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-89900) as filed with the Securities and Exchange Commission on June 14, 2002.

(b)  Reports on Form 8-K:

       On June 14, 2002, we filed a report on Form 8-K reporting that on June 10, 2002 the Board of Directors determined, upon the recommendation of its Audit Committee, to appoint Grant Thornton LLP as our independent public accountants to audit the Company's financial statements for the fiscal year ending June 30, 2002, replacing Arthur Andersen LLP, which we dismissed on the same date.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO OIL & GAS COMPANY

/s/ KENNETH R. PEAK                            /s/ LESIA BAUTINA
--------------------------------------         ---------------------------------
Kenneth R. Peak                                Lesia Bautina
Chairman, Chief Executive Officer and Chief    Vice President and Controller
Financial Officer (principal executive,        (principal accounting officer)
financial officer)



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Name                             Title                    Date
-------------------------------------  ------------------------  --------------------
/s/ KENNETH R. PEAK                    Chairman of the Board     September 26, 2002
-------------------------------------
Kenneth R. Peak

/s/ JAY BREHMER                        Director                  September 26, 2002
-------------------------------------
Jay Brehmer

/s/ JOHN B. JUNEAU                     Director                  September 26, 2002
-------------------------------------
John B. Juneau

/s/ JOSEPH J. ROMANO                   Director                  September 26, 2002
-------------------------------------
Joseph J. Romano

/s/ DARRELL W. WILLIAMS                Director                  September 26, 2002
-------------------------------------
Darrell W. Williams

                           CONTANGO OIL & GAS COMPANY

    Section 302 Certification of Chief Executive Officer and Chief Financial
                                    Officer

         I, Kenneth R. Peak, Chairman, Chief Executive Officer and Chief Financial Officer of Contango Oil & Gas Company, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Contango Oil & Gas Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 16, 2002


/s/ KENNETH R. PEAK
-----------------------------------
Kenneth R. Peak
Chairman, Chief Executive Officer and Chief Financial Officer

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----
Reports of Independent Certified Public Accountants ..................................................   F-2

Consolidated Balance Sheets, June 30, 2002 and 2001 ..................................................   F-4

Consolidated Statements of Operations for the Years Ended June 30, 2002 and 2001 .....................   F-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 2002 and 2001 .....................   F-6

Consolidated Statements of Shareholders' Equity for the Years
  Ended June 30, 2002 and 2001 .......................................................................   F-7

Notes to Consolidated Financial Statements ...........................................................   F-8

Supplemental Oil and Gas Disclosures .................................................................   F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of Contango Oil & Gas Company:

         We have audited the accompanying consolidated balance sheet of Contango Oil & Gas Company (a Delaware corporation) and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Contango Oil & Gas Company and subsidiaries as of June 30, 2001, and for the year then ended were audited by other auditors who have ceased operations. These auditors expressed an unqualified opinion on those consolidated financial statements in their report dated September 17, 2001.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Contango Oil & Gas Company and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

         As discussed in Footnote 2 to the consolidated financial statements, the Company changed its method of accounting for stock options for the year ended June 30, 2002.



GRANT THORNTON LLP

Houston, Texas
September 16, 2002

The following report is a copy of the previously issued report by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. Financial Statements as of June 30, 2000 and for the year then ended are not presented therein.

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

                                                     ARTHUR ANDERSEN LLP

Houston, Texas
September 17, 2001

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                      June 30,
                                                                                       -----------------------------------
                                                                                             2002                 2001
                                                                                       -------------          ------------
 CURRENT ASSETS:
    Cash and cash equivalents ..................................................       $   2,726,845          $  1,586,342
    Accounts receivable, net ...................................................           5,220,453             5,517,197
    Advances to operators ......................................................             597,294                     -
    Price hedge contracts ......................................................              57,726               888,400
    Other ......................................................................             184,437               313,140
                                                                                       -------------          ------------
      Total current assets .....................................................           8,786,755             8,305,079
                                                                                       -------------          ------------

 PROPERTY, PLANT AND EQUIPMENT:
    Natural gas and oil properties, successful efforts method of accounting:
      Proved properties ........................................................          46,565,998            20,317,257
      Unproved properties, not being amortized .................................           3,650,558             2,587,354
    Furniture and equipment ....................................................             188,884               120,388
    Accumulated depreciation, depletion and amortization .......................         (13,056,575)           (4,866,732)
                                                                                       -------------          ------------
      Total property, plant and equipment ......................................          37,348,865            18,158,267
                                                                                       -------------          ------------

 OTHER ASSETS:
    Investment in Republic Exploration L.L.C ...................................           3,945,270             5,047,476
    Investment in Magnolia Offshore Exploration L.L.C ..........................             787,456                     -
    Investment in LNG project ..................................................             750,000                     -
    Other assets ...............................................................             221,170               211,375
                                                                                       -------------          ------------
      Total other assets .......................................................           5,703,896             5,258,851
                                                                                       -------------          ------------
 TOTAL ASSETS ..................................................................       $  51,839,516          $ 31,722,197
                                                                                       =============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Accounts payable ...........................................................       $     613,537          $    131,929
    Accrued exploration and development ........................................             517,000             2,837,181
    Income taxes payable .......................................................           1,040,788                     -
    Price hedge contracts ......................................................             183,400                     -
    Short term hedge payable ...................................................             525,870                     -
    Other accrued liabilities ..................................................             648,654               554,146
    Current portion of long term debt ..........................................           1,330,000                     -
                                                                                       -------------           -----------
      Total current liabilities ................................................           4,859,249             3,523,256
                                                                                       -------------           -----------

 LONG-TERM DEBT ................................................................          18,103,920                     -

 DEFERRED INCOME TAXES .........................................................           3,777,864             3,179,248

 SHAREHOLDERS' EQUITY:
    Convertible preferred stock, 8%, Series A, $0.04 par value, 5,000 shares authorized, 2,500 shares issued and outstanding at June 30, 2002 and 2001,
      liquidation preference of $1,000 per share ...............................                 100                   100
    Convertible preferred stock, 8%, Series B, $0.04 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at June 30, 2002 and 2001,
      liquidation preference of $1,000 per share ...............................                 200                   200
    Common stock, $0.04 par value, 50,000,000 shares authorized, 11,618,282 issued and 9,043,282 outstanding at June 30, 2002, and 11,501,882 shares
      issued and outstanding at June 30, 2001 ..................................             464,732               460,076
    Additional paid-in capital .................................................          21,236,701            20,959,549
    Treasury stock at cost (2,575,000 shares) ..................................          (6,180,000)                    -
    Retained earnings ..........................................................           9,576,750             3,599,768
                                                                                       -------------          ------------
    Total shareholders' equity .................................................          25,098,483            25,019,693
                                                                                       -------------          ------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................................       $  51,839,516          $ 31,722,197
                                                                                       =============          ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Year Ended June 30,
                                                                                  ---------------------------------
                                                                                       2002               2001
                                                                                  --------------     --------------
 REVENUES:
    Natural gas and oil sales .................................................    $  23,901,995      $  24,548,723
    Gain (loss) from hedging activities .......................................        5,016,173           (557,654)
                                                                                  --------------     --------------
       Total revenues .........................................................       28,918,168         23,991,069
                                                                                  --------------     --------------

 EXPENSES:
    Operating expenses ........................................................        3,904,541          2,631,905
    Exploration expenses ......................................................        2,694,425          4,167,427
    Depreciation, depletion and amortization ..................................        8,593,635          4,023,672
    Impairment of natural gas and oil properties ..............................          527,150            300,466
    General and administrative expense ........................................        2,901,566          2,356,421
                                                                                  --------------     --------------
       Total expenses .........................................................       18,621,317         13,479,891
                                                                                  --------------     --------------

 INCOME FROM OPERATIONS .......................................................       10,296,851         10,511,178

 Interest expense .............................................................         (285,159)            (8,674)
 Interest income ..............................................................          194,905            414,403
 Gain on sale of assets .......................................................          373,539                  -

 INCOME BEFORE INCOME TAXES ...................................................       10,580,136         10,916,907

 Provision for income taxes ...................................................        4,003,154          3,179,248
                                                                                  --------------    ---------------

 NET INCOME ...................................................................        6,576,982          7,737,659
 Preferred stock dividends ....................................................          600,000            475,205
                                                                                  --------------     --------------

 NET INCOME ATTRIBUTABLE TO COMMON STOCK ......................................    $   5,976,982     $    7,262,454
                                                                                  ==============     ==============

 NET INCOME PER SHARE:
    Basic .....................................................................    $        0.55     $         0.64
                                                                                  ==============     ==============
    Diluted ...................................................................    $        0.48     $         0.54
                                                                                  ==============     ==============

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic .....................................................................       10,841,665         11,287,098
                                                                                  ==============     ==============
    Diluted ...................................................................       13,711,597         14,381,124
                                                                                  ==============     ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Year Ended June 30,
                                                                                              -------------------------------
                                                                                                   2002               2001
                                                                                              ------------        -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..............................................................................    $  6,576,982        $ 7,737,659
 Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, depletion and amortization ...........................................       8,593,635          4,023,672
      Impairment expense .................................................................         527,150            300,466
      Exploration expenditures ...........................................................       2,236,515          2,824,304
      Provision for deferred income taxes ................................................         598,616          3,179,248
      Gain on sale of assets .............................................................        (373,539)                 -
      Unrealized hedging (gain) loss .....................................................       1,014,074           (888,400)
      Stock-based compensation ...........................................................          56,808            131,738
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable .......................................          74,186         (5,013,840)
        (Increase) decrease in prepaid insurance .........................................           1,901           (120,031)
        Increase in accounts payable .....................................................       1,496,307                294
        Increase in other accrued liabilities ............................................         311,768            747,771
        Increase in taxes payable ........................................................       1,040,788                  -
        Other ............................................................................         317,368             34,831
                                                                                              ------------        -----------
           Net cash provided by operating activities .....................................      22,472,559         12,957,712
                                                                                              ------------        -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Natural gas and oil exploration and development expenditures .........................      (7,743,984)       (21,425,847)
    Investment in Republic Exploration, L.L.C ............................................               -         (6,666,051)
    Investment in Magnolia Offshore Exploration, L.L.C ...................................      (1,612,860)                 -
    Investment in LNG project ............................................................        (750,000)                 -
    Additions to furniture and equipment .................................................         (15,854)           (37,730)
    Decrease (increase) in advances to operators .........................................        (311,068)         1,056,696
    Purchase of proved producing reserves ................................................     (23,449,488)                 -
    Increase in payables for capital expenditures ........................................               -          2,537,445
    Proceeds from sale of assets and other ...............................................         261,448                  -
                                                                                              ------------        -----------
      Net cash used in investing activities ..............................................     (33,621,806)       (24,535,487)
                                                                                              ------------        -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under credit facility .....................................................      31,050,000                  -
    Repayments under credit facility .....................................................     (12,100,000)                 -
    Purchase of treasury shares ..........................................................      (6,180,000)                 -
    Proceeds from issuance of common stock, preferred stock and warrants .................               -          9,993,416
    Preferred stock dividends ............................................................        (600,000)          (475,205)
    Proceeds from exercised options and warrants .........................................         225,000                  -
    Debt issue costs .....................................................................        (105,250)          (125,000)
                                                                                              ------------        -----------
      Net cash provided by financing activities ..........................................      12,289,750          9,393,211
                                                                                              ------------        -----------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................................       1,140,503         (2,184,564)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................................       1,586,342          3,770,906
                                                                                              ------------        -----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD ................................................    $  2,726,845        $ 1,586,342
                                                                                              ============        ===========
 SUPPLMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for taxes ..................................................................    $  2,355,000        $         -
                                                                                              ============        ===========
    Cash paid for interest ...............................................................    $    265,664        $     9,142
                                                                                              ============        ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                               Preferred Stock       Common Stock                                     Retained         Total
                               ---------------  ----------------------     Paid-in      Treasury      Earnings     Shareholders'
                               Shares  Amount     Shares       Amount      Capital        Stock       (Deficit)       Equity
                               ------  -------  ----------   ---------   -----------   -----------   -----------   -------------
Balance at June 30, 2000 ....      -   $    -   10,198,330   $ 407,933   $ 9,660,137   $         -   $(3,662,686)  $  6,405,384

Stock-based compensation ....      -        -       24,302         973     1,360,964             -             -      1,361,937
Exercise of stock options ...      -        -       29,250       1,170        56,830             -             -         58,000
Sale of shares ..............  7,500      300    1,250,000      50,000     9,949,700             -             -     10,000,000
Offering expenses ...........      -        -            -           -       (68,082)            -             -        (68,082)
Net income ..................      -        -            -           -             -             -     7,737,659      7,737,659
Preferred stock dividends ...      -        -            -           -             -             -      (475,205)      (475,205)
                               ------  ------   ----------   ---------   -----------   -----------   -----------   ------------
Balance at June 30, 2001 ....  7,500      300   11,501,882     460,076    20,959,549             -     3,599,768     25,019,693

Stock-based compensation ....      -        -        3,900         156        11,106             -             -         11,262
Exercise of stock options
 and warrants ...............      -        -      112,500       4,500       220,500             -             -        225,000
Tax benefit from exercise
 of stock options ...........      -        -            -           -        15,750             -             -         15,750
Expense of stock options ....      -        -            -           -        29,796             -             -         29,796
Treasury stock acquired .....      -        -   (2,575,000)          -             -    (6,180,000)            -     (6,180,000)
Net income ..................      -        -            -           -             -             -     6,576,982      6,576,982
Preferred stock dividends ...      -        -            -           -             -             -      (600,000)      (600,000)
                               ------  ------   ----------   ---------   -----------   -----------   -----------   ------------
Balance at June 30, 2002 ....  7,500   $  300    9,043,282   $ 464,732   $21,236,701   $(6,180,000)  $ 9,576,750   $ 25,098,483
                               ======  ======   ==========   =========   ===========   ===========   ===========   ============

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

         When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a well-by-well basis to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on the Company's estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. During the fiscal years ended June 30, 2002 and 2001, the Company recorded impairments of $527,150 and $300,466, respectively, related to natural gas and oil properties.

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

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

         Recently Issued Accounting Standards. The FASB has recently issued three new pronouncements, Statement of Accounting Standard No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for Impairment or Disposal of Long-Lived Assets" and Statement of Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit and Disposal Activities".

         SFAS 143 requires companies to record a liability relating to the retirement of tangible long-lived assets. When the liability is initially recorded, a company increases the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The new standard requires entities to record a cumulative effect of the change in accounting principle to earnings in the period of adoption. Contango has determined that the impact of SFAS 143 will not be significant to the Company's financial statements.

         SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains its fundamental provisions for the (a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting portions of APB Opinion No. 30 for segments of a business to be disposed of but retains the requirements to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as "held for sale". This standard is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 will not be significant to the Company's financial statements.

         SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This standard is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not anticipate the adoption of SFAS 146 to be significant to the Company's financial statements.

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

         Revenue Recognition. Revenues from the sale of natural gas and oil produced are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

estimated proved natural gas reserves for a given property, the Company records a liability. At June 30, 2001 and 2002, the Company had no overproduced imbalances.

         Cash Equivalents. Cash equivalents are considered to be all highly liquid debt investments having an original maturity of three months or less. As of June 30, 2002, the Company had cash and cash equivalents of approximately $2.7 million. The carrying amounts approximated fair market value due to the short maturity of these instruments.

         Net Income per Common Share. Basic and diluted net income per common share have been computed in accordance with SFAS No. 128, "Earnings per Share". Basic net income per common share is computed by dividing income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. (See Footnote 5 for the calculations of basic and diluted net income per common share.)

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

         Stock-Based Compensation. Prior to the fiscal year ended June 30, 2002, the Company accounted for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the common stock.

         Effective July 1, 2001, the Company prospectively changed its method of accounting for employee stock-based compensation to the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation". Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes options-pricing model.

         The Company has determined that the fair value method is preferable to the intrinsic value method previously applied. During the fiscal year ended June 30, 2002, the Company recorded a charge of $29,796 to general and administrative expense related to fiscal year 2002 grants. Because compensation expense is recognized over a vesting period, the effect of applying the fair value method in

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

the initial year of adoption may not be representative of the effects on net income that will be reported in future years.

         Derivative Instruments and Hedging Activities. Contango periodically enters into commodity derivatives contracts and fixed-price physical contracts to manage its exposure to natural gas and oil price volatility. Commodity derivatives contracts, which are usually placed with investment grade companies that the Company believes is a minimal credit risk, may take the form of futures contracts, swaps or options. The natural gas and oil reference prices upon which these commodity derivatives contracts are based reflect various market indices that have a high degree of historical correlation with actual prices received by the Company.

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

         Although the Company's hedging transactions generally are designed as economic hedges for a portion of future natural gas and oil production, the Company has elected not to designate the derivative instruments as "hedges" under SFAS No. 133. As a result, gains and losses, representing changes in these derivative instruments' mark-to-market fair values, are recognized currently in Contango's earnings. (See Footnote 10 for more information on hedging activities.)

3.  Natural Gas and Oil Exploration Risk

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

4.  Liquidity

         Management believes that cash on hand, anticipated cash flow from operations and availability under the Company's bank credit facility (See Footnote 9), will be adequate to satisfy planned capital expenditures to fund drilling activities and to satisfy general corporate needs over the next twelve months. The Company may continue to seek additional equity or other financing to fund the Company's exploration program and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which the Company has no control, as well as the Company's financial condition and results of operations. There can be no assurances that the Company will have sufficient funds available to finance its intended

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

exploration and development programs or acquisitions. The Company's exploration drilling program could be adversely affected if sufficient funds are unavailable.

5. Net Income Per Common Share

          A reconciliation of the components of basic and diluted net income per common share for the fiscal years ended June 30, 2002 and 2001 is presented below:

                                                                           Year Ended June 30,
                                            -------------------------------------------------------------------------------
                                                               2002                                      2001
                                            ---------------------------------------  --------------------------------------
                                                                            Per                                      Per
                                               Income        Shares        Share       Income        Shares         Share
                                            ------------  -----------   -----------  -----------   -----------   ----------
 Basic:
    Net income attributable
      to common stock ..................    $  5,976,982   10,841,665   $      0.55  $ 7,262,454    11,287,098   $     0.64
                                                                        ===========                              ==========
 Effect of Dilutive Securities:
    Stock options and warrants .........               -      733,569                          -     1,384,664
    Series A preferred stock ...........         200,000    1,000,000                    170,822       847,826
    Series B preferred stock ...........         400,000    1,136,363                    304,383       861,536
                                            ------------   ----------                -----------   -----------
 Diluted:
    Net income attributable
      to common stock ..................    $  6,576,982   13,711,597   $      0.48  $ 7,737,659    14,381,124   $     0.54
                                            ============   ==========   ===========  ===========   ===========   ==========

6. Income Taxes

          Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to pretax income as follows:

                                                                           Year Ended June 30,
                                                         ---------------------------------------------------
                                                                   2002                       2001
                                                         ------------------------   ------------------------
 Provision at statutory tax rate .....................   $ 3,703,048        35.0%   $ 3,820,917        35.0%
 Decrease in valuation allowance .....................             -           -       (646,000)       -5.9%
 State income taxes ..................................       450,000         4.3%             -           -
 Federal benefit of state income taxes ...............      (157,500)       -1.5%             -           -
 Other ...............................................         7,606           -          4,331           -
                                                         -----------   ---------    -----------   ---------
    Income tax provision .............................   $ 4,003,154        37.8%   $ 3,179,248        29.1%
                                                         ===========   =========    ===========   =========

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

          The provision for income taxes for the periods indicated are comprised of the following:

                                                                                     Year Ended June 30,
                                                                                  ------------------------
                                                                                      2002        2001
                                                                                  -----------  -----------
Current:
     Federal .................................................................    $ 2,961,538  $         -
     State ...................................................................        450,000            -
                                                                                  -----------  -----------
          Total ..............................................................    $ 3,411,538  $         -
                                                                                  ===========  ===========

Deferred:
     Federal .................................................................    $   591,616  $ 3,179,248
     State ...................................................................              -            -
                                                                                  -----------  -----------
          Total ..............................................................    $   591,616  $ 3,179,248
                                                                                  ===========  ===========

Tax Provision:
     Federal .................................................................    $ 3,553,154  $ 3,179,248
     State ...................................................................        450,000            -
                                                                                  -----------  -----------
          Total ..............................................................    $ 4,003,154  $ 3,179,248
                                                                                  ===========  ===========

         The net deferred income tax liability is comprised of the following:

                                                                                          June 30,
                                                                                  ------------------------
                                                                                     2002         2001
                                                                                  -----------  -----------
Deferred income tax asset:
     Net operating loss carryforwards ........................................    $         -  $  (715,194)
Deferred income tax liabilities:
     Temporary basis differences in natural gas and oil properties
       and other .............................................................      3,777,864    3,894,442
                                                                                  -----------  -----------
         Net deferred income tax liability ...................................    $ 3,777,864  $ 3,179,248
                                                                                  ===========  ===========

          Realization of the net deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future. During the fiscal year ended June 30, 2002, the Company realized the remainder of its previously unbenefitted net operating loss carryforwards. As of June 30, 2002, the Company had no federal net operating loss carryforwards.

7.  Purchase of Assets

          Effective as of January 1, 2002, Contango entered into separate Asset Purchase Agreements with Juneau Exploration L.P. ("JEX") and other individuals to purchase certain working and revenue interests of JEX and other individuals in its STEP properties. Contango paid approximately $12.9 million with cash on hand and increased availability under its credit facility. Mr. Juneau is the sole manager of JEX and is a director of the Company.

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

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

          Effective April 1, 2002, Contango completed an acquisition from JEX and other individuals of additional ownership interests in its STEP properties at a cost of approximately $3.4 million. This acquisition was funded with increased availability under the Company's credit facility.

8.  Acquisition Pro Forma

          The following summary presents unaudited pro forma consolidated results of operations as if the acquisitions referred to in Footnote 7 had occurred on July 1, 2001. The pro forma results are for illustrative purposes only and include the pre-acquisition historical results of the acquired properties. This unaudited pro forma information is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated at this date, nor are they necessarily indicative of future operating results.

                                                                Year Ended
                                                               June 30, 2002
                                                             -----------------
 Natural gas and oil sales ...............................   $    30,252,070
 Net income attributable to common stock .................   $     7,118,849

 Earnings per share:
 Basic ...................................................   $          0.66
 Diluted .................................................   $          0.56

9.  Long-Term Debt

          Effective December 1, 2000, Contango entered into a reducing revolving line of credit of up to $10.0 million with Bank One, Texas, National Association. The 18-month credit facility provided for a borrowing base of $5.0 million, $3.0 million of which was unsecured, with the borrowing base redetermined semi-annually. Interest was payable monthly at the bank's prime rate plus one and one-fourth percent. Additionally, the Company paid a quarterly commitment fee of one-fourth percent (1/4%) per annum on the average availability under the credit facility.

          On June 29, 2001, Contango replaced its existing line of credit with a new, three year, secured, $20 million reducing revolving line of credit with Guaranty Bank, FSB. The initial borrowing base was set at $10.0 million, with the borrowing base to be redetermined semi-annually. Our current credit facility with Guaranty Bank, FSB is a secured, reducing revolving line of credit that matures in June 2004. The hydrocarbon borrowing base as of June 30, 2002 was $21.1 million. The hydrocarbon borrowing base reduces by $475,000 the first day of each month and is subject to semi-annual redeterminations. Borrowings under the credit facility bear interest, at our option, at either (i) LIBOR plus two percent (2%) or (ii) the bank's base rate plus one-fourth percent (1/4%) per annum. Additionally, we pay a quarterly commitment fee of three-eighths percent (3/8%) per annum on the average availability under the credit facility. The hydrocarbon borrowing base is subject to semi-annual redetermination based primarily on the value of our proved reserves. The credit facility requires the maintenance of certain ratios, including those related to working capital, funded debt to EBITDAX, and debt service coverage, as defined in the credit facility. Additionally, the credit facility contains certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell assets, pay dividends and reacquire or otherwise acquire or redeem capital stock. Failure to maintain required

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

financial ratios or comply with the credit facility's covenants can result in a default and acceleration of all indebtedness under the credit facility.

          As of June 30, 2002, our long term debt was as follows:

Outstanding under line of credit ............................   $   18,950,000
Current portion of long term debt ...........................       (1,330,000)
                                                                --------------
                                                                    17,620,000
Long term hedge payable .....................................          483,920
                                                                --------------
   Total long term debt .....................................   $   18,103,920
                                                                ==============

          As of June 30, 2002, the Company was in compliance with its financial covenants, ratios and other provisions of the credit facility. The Company had no long term debt at June 30, 2001.

          On July 24, 2002, the hydrocarbon borrowing base was increased to $24.0 million. This amount reduces by $580,000 per month the first day of each month beginning August 1, 2002.

10. Commodity Price Hedges

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

                                                                                Year Ended June 30,
                                                                            -----------------------------
                                                                                2002             2001
                                                                            ------------     ------------
 Mark-to-market reversal of prior period
    unrealized recognized gain ........................................     $   (888,400)    $          -
 Net cash received (paid) from swap settlements .......................        6,030,247       (1,446,054)
 Mark-to-market gain (loss) unrealized ................................         (125,674)         888,400
                                                                            ------------     ------------
 Gain (loss) from hedging activities ..................................     $  5,016,173     $   (557,654)
                                                                            ============     ============

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


          The table below sets forth the Company's pricing and notional volumes on open commodity derivative contracts as of June 30, 2002.

                                                                                    Weighted
                                                                                     Average
                                                                                     Strike
                     Contract Description                          Term             Price (1)      Quantity (2)
----------------------------------------------------------  --------------------  -------------  ----------------
Natural gas put ..........................................     08/2002 - 10/2002  $        3.00      8,000/day
Natural gas call .........................................     07/2002 - 12/2002  $        4.02      8,000/day
Natural gas swap .........................................     08/2002 - 09/2002  $        3.23      4,000/day
Natural gas swap .........................................     08/2002 - 09/2002  $       3.525      4,000/day
Natural gas swap .........................................     10/2002 - 01/2003  $        3.66      2,000/day
Crude oil swap ...........................................     06/2002 - 10/2002  $       24.95      5,000/mth

--------
(1)  Per Mmbtu for natural gas and per barrel for oil.
(2)  Natural gas quantities in Mmbtu, oil quantities in barrels.

          Although these transactions were designed as economic hedges for a portion of future natural gas and oil production, the Company has elected not to designate these as "hedges" under SFAS No. 133. As a result, gains and losses, representing changes in these derivative instruments' mark-to-market values, are recognized currently in Contango's earnings. The Company's derivative position as of June 30, 2002 had a mark-to-market loss of $125,674.

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

11. Commitments and Contingencies

          Contango leases its office space and certain other equipment. As of June 30, 2002, minimum future lease payments are as follows:

Fiscal Year Ending June 30,
     2003 ........................................................   $    77,188
     2004 ........................................................        30,638
     2005 ........................................................         7,363
     2006 ........................................................         1,227
     Thereafter ..................................................             -
                                                                     -----------
         Total ...................................................   $   116,416
                                                                     ===========

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


         The amount incurred under operating leases during the year ended June 30, 2002 and 2001 was $80,009 and $64,076, respectively.

         In October 2001, the Company purchased a 50% interest in Magnolia Offshore Exploration for a $1.0 million initial contribution and an agreement to pay an additional $4.0 million as needed to cover capital needs. As of June 30, 2002, the Company had paid approximately $600,000 of the $4.0 million. If the Company does not promptly pay the remaining $3.4 million when requested, the Company will forfeit its 50% interest in Magnolia Offshore Exploration, as well any right to recover previous contributions.

12.  Shareholders' Equity

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

         On August 24, 2000, the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund ("SUIT Growth Fund") exercised the option previously acquired to purchase 1,250,000 shares of common stock for net proceeds of $2,500,000.

         On March 28, 2002, Contango repurchased 2,575,000 shares of Contango common stock owned by the Growth Fund for $6,180,000. This share repurchase represents a 22% reduction in Contango's outstanding common shares. The SUIT Growth Fund originally purchased these securities in private placements during June and August 2000. In addition, the Company cancelled a warrant held by the SUIT Growth Fund to purchase 125,000 shares of its common stock at $2.00 per share and options to purchase 17,500 shares of its common stock at prices between $2.70 and $5.87 per share. In connection with these transactions, Robert
J. Zahradnik, Director of Operations of the SUIT Growth Fund and a Contango director, tendered his resignation as a director to the Company's Board of Directors.

         Preferred Stock. The Company's Board of Directors has authorized 125,000 shares of preferred stock, of which 2,500 shares of Series A convertible preferred stock and 5,000 shares of Series B convertible preferred stock were issued and outstanding as of June 30, 2002.

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

13.  Stock Options

         In September 1999, the Company established the Contango Oil & Gas Company 1999 Stock Incentive Plan (the "Option Plan"). Under the Option Plan, the Company may issue up to 2,500,000 shares of common stock with an exercise price of each option equal to or greater than the market price of the Company's common stock on the date of grant, but in no event less than $2.00 per share. The Company may grant key employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, can only be stock options that are not qualified as incentive stock options. Options generally expire after five or ten years. The vesting schedule varies, but vesting generally occurs either (a) immediately; (b) one-third immediately and one-third on the next two anniversary dates of the grant; or one-fifth immediately and one-fifth on the next four anniversary dates of the grant. As of June 30, 2002, options under the Option Plan to acquire 688,500 shares of common stock have been granted at prices between $2.00 and $5.87 per share and were outstanding.

         In addition to grants made under the Option Plan, the Company has granted options to purchase common stock outside the Option Plan. These options generally expire after five years. The vesting schedule varies, but vesting generally occurs either (a) immediately, (b) one-third immediately and one-third on the next two anniversary dates of the grant or (c) under a vesting schedule that is tied to the payout and rate of return on specific projects for which the option was granted. As of June 30, 2002, options to acquire 521,834 shares of common stock have been granted at prices between $2.00 and $5.87 per share and were outstanding.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

          A summary of the status of the plans as of June 30, 2002 and 2001, and changes during the fiscal years then ended, is presented in the table below:

                                                                                 Year Ended June 30,
                                                            ----------------------------------------------------
                                                                        2002                           2001
                                                            -------------------------  -------------------------
                                                                            Weighted                   Weighted
                                                               Shares       Average      Shares        Average
                                                                Under       Exercise      Under        Exercise
                                                              Options        Price       Options        Price
                                                            ------------  -----------  ------------  -----------
 Outstanding, beginning of year ........................      1,015,334    $    2.89       507,084     $    2.18
 Granted ...............................................        255,000    $    2.60       537,500     $    3.51
 Exercised .............................................        (37,500)   $    2.00       (29,250)    $    2.00
 Cancelled .............................................        (22,500)   $    3.40             -     $       -
                                                            -----------                -----------
 Outstanding, end of year ..............................      1,210,334    $    2.85     1,015,334     $    2.89
                                                            ===========                ===========
 Exercisable, end of year ..............................        795,334    $    2.76       598,666     $    2.60
                                                            ===========                ===========
 Available for grant, end of year ......................      1,794,750                  2,024,750
                                                            ===========                ===========
 Weighted average fair value of
    options granted during the year (1) ................    $      0.69                $      1.70
                                                            ===========                ===========

_____________
(1) The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2002 and 2001, respectively: (i) risk-free interest rate of 3.98 percent and 5.77 percent;
     (ii) expected lives of five years for the Option Plan and other options;
     (iii) expected volatility of 20 percent and 50 percent; and (iv) expected dividend yield of zero percent.

          The following table summarizes information about options that were outstanding at June 30, 2002:

                                                Options Outstanding                   Options Exercisable
                                   --------------------------------------------    -------------------------
                                     Number of        Weighted                       Number of
                                      Shares          Average         Weighted         Shares      Weighted
                                       Under         Remaining        Average          Under       Average
                                    Outstanding     Contractual       Exercise      Exercisable    Exercise
     Range of Exercise Price         Options           Life            Price          Options        Price
--------------------------------   -------------   ------------     -----------    ------------   ----------
 $2.00 .........................         500,334            2.8     $      2.00         429,500   $     2.00
 $2.00 - $2.99 .................         225,000            8.6     $      2.51         192,500   $     2.97
 $3.00 - $3.81 .................         225,000            3.2     $      3.18          16,667   $     3.60
 $4.00 - $4.38 .................         235,000            3.4     $      4.36         140,000   $     4.36
 $5.00 - $5.87 .................          25,000            3.6     $      5.56          16,667   $     5.56
                                   -------------                                   ------------
                                       1,210,334            4.1     $      2.85         795,334   $     2.76
                                   =============                                   ============

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

          For the fiscal year ended June 30, 2001, the Company accounted for stock-based compensation for employees under APB Opinion No. 25 and related interpretations, under which no compensation cost has been recognized for the Option Plan. If compensation costs for these plans had been determined in accordance with SFAS No. 123, the Company's net income and net income per common share for the fiscal year ended June 30, 2001 would approximate the following pro forma amounts:

                                                                          Year Ended
                                                                        June 30, 2001
                                                                       --------------
 Income Attributable to Common Stock:
    As reported ..................................................      $  7,262,454
    Pro forma ....................................................      $  7,166,014
 Net Income per Common Share:
    Basic:
       As reported ...............................................      $       0.64
       Pro forma .................................................      $       0.63

    Diluted:
       As reported ...............................................      $       0.54
       Pro forma .................................................      $       0.53

          Effective July 1, 2001, the Company changed it method of accounting for employee stock-based compensation to the fair value method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation" (See Footnote 2).

          All employee stock options grants are expensed over the stock options vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. During the fiscal year ended June 30, 2002, the Company recorded an expense of $29,796 related to the fiscal year 2002 employee stock options.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

14. Warrants

          As of June 30, 2002, the Company had issued and outstanding warrants to purchase 1,840,185 shares of the Company's common stock. All warrants were exercisable at June 30, 2002. The Company has reserved an equal number of shares of common stock for issuance upon the exercise of its outstanding warrants. Warrants issued by the Company do not confer upon the holders any voting or other rights of a shareholder of the Company. A summary of the Company warrants as of June 30, 2002 and 2001, and changes during the fiscal years then ended, is presented in the table below:

                                                                          Year Ended June 30,
                                                    ------------------------------------------------------------
                                                                 2002                          2001
                                                    ----------------------------    ----------------------------
                                                      Number of                       Number of
                                                        Shares         Weighted         Shares         Weighted
                                                        Under          Average          Under          Average
                                                     Outstanding       Exercise      Outstanding       Exercise
                                                      Warrants          Price         Warrants          Price
                                                    -------------     ----------    -------------     ----------
 Outstanding, beginning of year .................       2,040,185     $     2.13        1,415,185     $     2.00
    Granted .....................................               -              -          625,000           2.42
    Exercised ...................................         (75,000)          2.00                -              -
    Cancelled ...................................        (125,000)          2.00                -              -
                                                    -------------     ----------    -------------     ----------
 Outstanding, end of year .......................       1,840,185     $     2.14        2,040,185     $     2.13
                                                    =============     ==========    =============     ==========

          The following table summarizes information about warrants that were outstanding at June 30, 2002:

                                                                               Warrants Outstanding
                                                                                 and Exercisable
                                                                           -----------------------------
                                                                             Number of        Weighted
                                                                              Shares          Average
                                                                               Under         Remaining
                                                                            Outstanding     Contractual
                                 Exercise Price                              Warrants          Life
------------------------------------------------------------------------   -------------   -------------
 $2.00 ................................................................        1,715,185             2.5
 $4.12 ................................................................          125,000             3.4
                                                                          --------------
                                                                               1,840,185            2.60
                                                                          ==============

15. Related Party Transactions

          On August 24, 2000, as part of the formation of Republic Exploration, Contango granted to JEX a five-year warrant to purchase 62,500 shares of common stock at an exercise price of $2.00 per share. Mr. Juneau is the sole manager of Juneau Exploration and is a director of the Company.

          On November 10, 2000, in consideration for the consent to extend an option to increase Contango's ownership in Republic Exploration from 10.0% to 33.3%, Contango granted to JEX a five-year warrant to purchase 62,500 shares of common stock at an exercise price of $2.00 per share.

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


         During the fiscal year ended June 30, 2001, Contango issued 6,600 shares of common stock at an average value of $4.09 to William H. Gibbons as partial consideration for his services as Vice President and Treasurer of the Company.

         Effective as of January 1, 2002, Contango entered into separate Asset Purchase Agreements with JEX and other individuals to purchase certain working and revenue interests of JEX and other individuals in its STEP properties. Contango paid approximately $12.9 million with cash on hand and availability under its credit facility for the acquisition.

         Effective January 1, 2002, Contango completed an acquisition from the Southern Ute Indian Tribe ("SUIT") of additional ownership interests in its STEP properties at a cost of approximately $7.0 million, subject to purchase price adjustments. This acquisition was funded with cash on hand and increased availability under the Company's credit facility.

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

         Effective April 1, 2002, Contango completed an acquisition from JEX and other individuals of additional ownership interests in its STEP properties at a cost of approximately $3.4 million. This acquisition was funded with availability under the Company's credit facility.

         During the fiscal year ended June 30, 2002, Contango issued 3,900 shares of common stock at an average value of $2.88 to two employees and a consultant as partial consideration for services provided to the Company.

16.  Non-Cash Investing and Financing Activities

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

         For the year ended June 30, 2002, the Company issued options and shares to certain individuals and companies as a result of services provided to the Company and, in connection with such issuances, recognized non-cash costs of approximately $12,000.

                  CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


17.  Investment in LNG

         On June 5, 2002, the Company purchased options to buy up to a 20% equity interest in a proposed LNG receiving terminal to be located in Freeport, Texas. The purchase price for an initial 10% interest in the project was $1.5 million, consisting of a $750,000 payment made at signing and the balance payable upon exercise of the option. In the event Contango elects not to exercise the initial 10% option, the $750,000 up-front payment will be repaid to Contango with interest on or prior to July 15, 2003. The repayment obligation is evidenced by a promissory note secured by all of the option writer's accounts, revenues and accounts receivable.

18.  Subsequent Events

         Effective July 1, 2002, Contango completed the acquisition from JEX and other individuals of additional ownership interests in its STEP properties at a cost of approximately $2.6 million. This acquisition was funded with availability under the Company's credit facility.

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

          The following disclosures provide unaudited information required by SFAS No. 69, "Disclosures About Oil and Gas Producing Activities".

          Costs Incurred. The following table sets forth the costs incurred in natural gas and oil property acquisition, exploration and development activities for the fiscal years ended June 30, 2002 and 2001:

                                                              Year Ended June 30,
                                                          ---------------------------
                                                              2002           2001
                                                          ------------   ------------
 Property acquisition costs:
    Unproved .........................................    $  1,063,204   $  1,901,405
    Proved ...........................................      23,449,488              -
    Exploration costs ................................       7,138,690     20,867,565
                                                          ------------   ------------
    Total costs incurred .............................    $ 31,651,382   $ 22,768,970
                                                          ============   ============

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

          Proved natural gas and oil reserve quantities at June 30, 2002, and the related discounted future net cash flows before income taxes are based on estimates prepared by W.D. Von Gonten & Co., petroleum engineering. Proved natural gas and oil reserve quantities at June 30, 2001, and the related discounted future net cash flows before income taxes are based on estimates prepared by William M. Cobb & Associates, Inc., independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

          The Company's net ownership interests in estimated quantities of proved natural gas and oil reserves and changes in net proved reserves as of June 30, 2002 and 2001, all of which are located in the continental United States, are summarized below:

                                                                       As of June 30, 2002          As of June 30, 2001
                                                                  ---------------------------   --------------------------
                                                                      Oil and        Natural       Oil and        Natural
                                                                    Condensate         Gas        Condensate        Gas
                                                                  --------------    ---------   --------------   ---------
                                                                     (MBbls)          (MMcf)        (MBbls)        (MMcf)
 Proved developed and undeveloped reserves:
    Beginning of year .........................................              335       16,134              137       2,686
    Purchases of natural gas and oil properties ...............              275       11,410                -           -
    Sale of reserves ..........................................               (9)         (11)               -           -
    Discoveries ...............................................              138        5,661              280      17,146
    Recoveries and revisions ..................................               37       (1,812)              40        (128)
    Production ................................................             (186)      (6,983)            (122)     (3,570)
                                                                  --------------    ---------   --------------   ---------
    End of year ...............................................              590       24,399              335       16,134
                                                                  ==============    =========   ==============   ==========
 Proved developed reserves at end of year .....................              590       24,399              300       14,013
                                                                  ==============    =========   ==============   ==========

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

     Standardized Measure. The standardized measure of discounted future net cash flows relating to the Company's ownership interests in proved natural gas and oil reserves as of June 30, 2002 and 2001 are shown below:

                                                                                           As of June 30,
                                                                                 ----------------------------------
                                                                                       2002               2001
                                                                                 ---------------    ---------------
 Future cash flows ...........................................................    $  99,854,148      $  73,861,851
 Future operating expenses ...................................................      (27,032,959)       (19,352,469)
 Futrure development costs ...................................................         (119,572)          (541,577)
 Future income tax expenses ..................................................      (17,506,926)       (12,516,200)
                                                                                 --------------     --------------
    Future net cash flows ....................................................       55,194,691         41,451,605
       10% annual discount for estimated timing of cash flows ................      (14,390,805)        (8,305,000)
                                                                                 --------------     --------------
    Standardized measure of discounted future net cash flows .................    $  40,803,886      $  33,146,605
                                                                                 ==============     ==============

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

                   CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
                SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

     Change in Standardized Measure. Changes in the standardized measure of future net cash flows relating to proved natural gas and oil reserves are summarized below:

                                                                                       Year Ended June 30,
                                                                                 -------------------------------
                                                                                       2002            2001
                                                                                 --------------- ---------------
 Changes due to current year operation:
    Sales of natural gas and oil, net of
       natural gas and oil operating expenses ................................   $  (19,997,454) $  (21,916,818)
    Extensions and discoveries ...............................................       14,197,323      53,366,000
    Net change in prices and production costs ................................       (6,906,532)     (2,794,442)
    Change in future development costs .......................................          309,046         327,231
    Revisions of quantity estimates ..........................................       (3,228,270)      1,181,000
    Sale of reserves .........................................................         (146,669)              -
    Accretion of discount ....................................................        4,262,580       1,226,000
    Change in the timing of production rates and other .......................       (3,510,030)     (1,024,000)
    Purchases of natural gas and oil properties ..............................       25,743,424               -
    Changes in income taxes ..................................................       (3,066,137)     (7,445,000)
                                                                                 --------------  --------------
 Net change ..................................................................        7,657,281      22,919,971
 Beginning of year ...........................................................       33,146,605      10,226,634
                                                                                 --------------  --------------
 End of year .................................................................   $   40,803,886  $   33,146,605
                                                                                 ==============  ==============