Form 10QSB
period 2002-09-30
CONTANGO OIL & GAS CO
filed 2002-11-15
CIK 1071993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission file number 000-24971

CONTANGO OIL & GAS COMPANY
(Exact name of small business issuer as specified in its charter)

DELAWARE	95-4079863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3700 BUFFALO SPEEDWAY, SUITE 960
HOUSTON, TEXAS 77098
(Address of principal executive offices)

(713) 960-1901
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The total number of shares of common stock, par value $0.04 per share, outstanding as of November 12, 2002 was 9,043,282.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

All references in this Form 10-QSB to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and its subsidiaries. Unless otherwise noted, all information in this Form 10-QSB relating to natural gas and oil reserves and the estimated future net cash flows attributable to those reserves are based on estimates prepared by independent engineers and are net to our interest.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2002	June 30, 2002
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$162,194	$2,726,845
Accounts receivable, net	4,592,894	5,220,453
Advances to operators	986,619	597,294
Price hedge contracts	—	57,726
Other	107,341	184,437

Total current assets	5,849,048	8,786,755

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	49,462,897	46,565,998
Unproved properties, not being amortized	3,027,756	3,650,558
Furniture and equipment	205,121	188,884
Accumulated depreciation, depletion and amortization	(15,422,833)	(13,056,575)

Total property, plant and equipment	37,272,941	37,348,865

OTHER ASSETS:
Cash and other assets held by Republic Exploration L.L.C	4,435,107	3,945,270
Cash held by Magnolia Offshore Exploration L.L.C	789,239	787,456
Cash held by Contango Offshore Exploration L.L.C	50,000	—
Investment in LNG project	750,000	750,000
Other assets	223,171	221,170

Total other assets	6,247,517	5,703,896

TOTAL ASSETS	$49,369,506	$51,839,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$289,843	$613,537
Accrued exploration and development	537,682	517,000
Income taxes payable	746,509	1,040,788
Price hedge contracts	228,615	183,400
Short term hedge payable	491,260	525,870
Other accrued liabilities	195,345	648,654
Current portion of long-term debt	1,720,000	1,330,000

Total current liabilities	4,209,254	4,859,249

LONG-TERM DEBT	16,029,040	18,103,920
DEFERRED INCOME TAXES	3,599,912	3,777,864
ASSET RETIREMENT OBLIGATIONS	194,866	—
SHAREHOLDERS’ EQUITY:
Convertible preferred stock, 8%, Series A, $0.04 par value, 5,000 shares authorized, 2,500 shares issued and outstanding at September 30, 2002 and June 30, 2002, liquidation preference of $1,000 per share	100	100
Convertible preferred stock, 8%, Series B, $0.04 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at September 30, 2002 and June 30, 2002, liquidation preference of $1,000 per share	200	200
Common stock, $0.04 par value, 50,000,000 shares authorized, 11,618,282 shares issued and 9,043,282 outstanding at September 30, 2002 and June 30, 2002	464,732	464,732
Additional paid-in capital	21,257,784	21,236,701
Treasury stock at cost (2,575,000 shares)	(6,180,000)	(6,180,000)
Retained earnings	9,793,618	9,576,750

Total shareholders’ equity	25,336,434	25,098,483

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,369,506	$51,839,516

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2002	2001
REVENUES:
Natural gas and oil sales	$7,017,493	$5,782,857
Gain from hedging activities	6,644	4,483,659

Total revenues	7,024,137	10,266,516

EXPENSES:
Operating expenses	1,059,771	625,053
Exploration expenses	2,539,932	889,613
Depreciation, depletion and amortization	2,388,759	1,579,482
General and administrative expense	413,342	379,817

Total expenses	6,401,804	3,473,965

INCOME FROM OPERATIONS	622,333	6,792,551

Interest expense	(184,320)	(9,317)
Interest income	11,262	40,773
Gain on sale of assets and other	36,150	54,047

INCOME BEFORE INCOME TAXES	485,425	6,878,054

Provision for income taxes	118,557	2,407,319

NET INCOME	366,868	4,470,735
Preferred stock dividends	150,000	150,000

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$216,868	$4,320,735

NET INCOME PER SHARE:
Basic	$0.02	$0.38

Diluted	$0.02	$0.31

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,043,282	11,502,332

Diluted	9,820,496	14,414,119

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$366,868	$4,470,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,388,759	1,579,482
Exploration expenditures	374,739	892,620
Provision (benefit) for deferred income taxes	(177,952)	698,680
Gain on sale of assets and other	(36,150)	(54,047)
Unrealized hedging (gain) loss	102,941	(794,008)
Stock-based compensation	21,083	3,961
Changes in operating assets and liabilities:
Decrease in accounts receivable	627,559	1,945,888
Decrease in prepaid insurance	76,896	34,268
Increase (decrease) in accounts payable	(657,034)	22,603
Decrease in other accrued liabilities	(432,627)	(650,344)
(Decrease) increase in taxes payable	(294,279)	1,708,639
Other	201	(69,477)

Net cash provided by operating activities	2,361,004	9,789,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	—	(1,604,900)
Increase in cash held by Republic Exploration L.L.C.	(489,837)	(1,457,081)
Increase in cash held by Magnolia Offshore Exploration L.L.C.	(1,783)	—
Increase in cash held by Contango Offshore Exploration L.L.C	(50,000)	—
Additions to furniture and equipment	(16,237)	(19,907)
Decrease (increase) in advances to operators	(389,325)	110,807
Purchase of proved producing reserves	(2,602,586)	—
Increase (decrease) in payables for capital expenditures	139,113	(790,046)
Proceeds from sale of assets and other	—	100,000

Net cash used in investing activities	(3,410,655)	(3,661,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	4,100,000	—
Repayments under credit facility	(5,450,000)	—
Preferred stock dividends	(150,000)	(150,000)
Debt issue costs	(15,000)	—

Net cash used by financing activities	(1,515,000)	(150,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,564,651)	5,977,873
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,726,845	1,586,342

CASH AND CASH EQUIVALENTS, END OF PERIOD	$162,194	$7,564,215

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$590,788	$—

Cash paid for interest	$100,973	$9,317

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2002	7,500	$300	9,043,282	$464,732	$21,236,701	$(6,180,000)	$9,576,750	$25,098,483
Net income	—	—	—	—	—	—	366,868	366,868
Expense of stock options	—	—	—	—	21,083	—	—	21,083
Preferred stock dividends	—	—	—	—	—	—	(150,000)	(150,000)

Balance at September 30, 2002	7,500	$300	9,043,282	$464,732	$21,257,784	$(6,180,000)	$9,793,618	$25,336,434

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in Contango Oil & Gas Company’s (“Contango” or the “Company”) Form 10-KSB for the year ended June 30, 2002. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

1. Summary of Significant Accounting Policies

The application of generally accepted accounting principles involves certain assumptions, judgments, choices and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. Our critical accounting principles, which we describe below, relate to the successful efforts method for costs related to natural gas and oil activities, consolidation principles, accounting for financial instruments, stock options and asset retirement obligations.

Successful Efforts Method of Accounting. Contango follows the successful efforts method of accounting for its natural gas and oil business. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved natural gas and oil properties are reviewed for recovery of their carrying amounts when circumstances suggest the need for such a review and, if required, the proved properties are written down to their estimated fair value. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying amount, and any such impairment is charged to expense in the period. Estimated fair value includes the estimated present value of all reasonably expected future production, prices and costs. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs, including 3-D seismic acquisitions, are expensed as incurred. The provision for depreciation, depletion and amortization is based on the capitalized costs as determined above and is on a cost center by cost center basis using the units of production method, with lease acquisition costs amortized over total proved reserves and other costs amortized over proved developed reserves. The Company creates cost centers on a well-by-well basis for all of its natural gas and oil activities.

Consolidation Principles. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly owned subsidiaries are fully consolidated. Subsidiaries not wholly owned, such as 33.3% owned Republic Exploration, L.L.C., 50% owned Magnolia Offshore Exploration, L.L.C. and 66.7% owned Contango Offshore Exploration, L.L.C. are proportionately consolidated. In the case of subsidiaries not wholly owned that have disproportionate allocations among the investors, the Company’s share of the affiliate’s net income or loss is based on how increases or decreases in the net assets of the venture will ultimately affect cash payments to Contango in the event of a hypothetical liquidation. Since Contango is the only member that contributed cash to Republic Exploration, Magnolia Offshore Exploration and Contango Offshore Exploration, the Company consolidates 100% of all activities in a loss position into its financial statements until the Company recoups its investment. The Company believes that all funds advanced to these partially owned investments will be expended for exploration and development activities of the affiliates. Accordingly, the Company’s proportionate share of the cash balances held by its proportionately consolidated affiliates is treated as other long-term assets.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hedge Accounting. In June 1998, the Financial Accounting Standards Board, or “FASB”, issued SFAS 133. In June 2000, the FASB issued SFAS 138, “Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met. Although the derivative transactions the Company engages in are designed as economic hedges for a portion of future natural gas and oil production, the Company has elected not to designate these as “hedges” under SFAS 133. Accordingly, the Company recognizes the changes in the derivative’s fair value in its income statement under “Gain (loss) from hedging activities”.

Stock Options. The Company began expensing the cost of all Contango stock options beginning with stock options granted during the fiscal year ended June 30, 2002. The Company has adopted the fair value based method of recording stock options contained in SFAS 123, “Accounting for Stock-Based Compensation”.

All employee stock option grants are expensed over each stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. The Company recorded an expense of $21,083 for the three months ended September 30, 2002 from the application of this accounting standard.

Recently Issued Accounting Standards. The FASB has issued three new pronouncements, SFAS 143, “Accounting for Asset Retirement Obligations”, SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS 146, “Accounting for Costs Associated with Exit and Disposal Activities”.

SFAS 143 requires companies to record a liability relating to the retirement of tangible long-lived assets. When the liability is initially recorded, a company increases the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS 143 on July 1, 2002 and recorded an asset retirement obligation of $194,866 related to the Company’s legal obligation to plug and abandon its oil and gas wells. The Company determined that the asset retirement obligation as of July 1, 2001 would not be materially different than the liability recorded on July 1, 2002. The Company considers that the cumulative effect of initially applying SFAS 143 is not material to the Consolidated Statement of Operations.

SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains its fundamental provisions for the (a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting portions of APB Opinion No. 30 for segments of a business to be disposed of but retains the requirements to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as “held for sale”. This standard is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 was not significant to the Company’s financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This standard is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not anticipate the adoption of SFAS 146 will be significant to the Company’s financial statements.

2. Natural Gas and Oil Exploration Risk

The Company’s future financial condition and results of operations will depend upon prices received for its natural gas and oil production and the cost of finding, acquiring, developing and producing reserves. Substantially all of its production is sold under various terms and arrangements at prevailing market prices. Prices for natural gas and oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond its control. Other factors that have a direct bearing on the Company’s prospects are uncertainties inherent in estimating natural gas and oil reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

3. Liquidity

Management believes that cash on hand, anticipated cash flow from operations and availability under the Credit Facility (as defined in footnote 4) will be adequate to satisfy our currently planned capital expenditures for our 2003 fiscal year. The Company will need to seek additional equity or other financing opportunities to fund acquisitions, pursue an expanded exploration program or take advantage of other opportunities that may become available. In addition, the Company may from time-to-time as part of its business strategy sell significant portions of its assets as a means of raising capital to further its exploration activities (see footnote 7 to Notes to Consolidated Financial Statements). The availability of funds or the Company’s ability to sell assets on a favorable basis will depend upon prevailing market conditions and other factors over which the Company has no control, as well as the Company’s financial condition and results of operations.

4. Long-Term Debt

In June 2001, Contango replaced its existing line of credit with a new, three year, secured, reducing revolving line of credit with Guaranty Bank, FSB (the “Credit Facility”) that matures in June 2004. The hydrocarbon borrowing base as of September 30, 2002 was $22.8 million and is subject to semi-annual redetermination based primarily on the value of Contango’s proved reserves. The hydrocarbon borrowing base reduces by $580,000 the first day of each month. Borrowings under the Credit Facility bear interest, at Contango’s option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent (1/4%) per annum. Additionally, the Company pays a quarterly commitment fee of three-eighths percent (3/8%) per annum on the average availability under the Credit Facility. The Credit Facility requires the maintenance of certain ratios, including those related to

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

working capital, funded debt to EBITDAX, and debt service coverage, as defined in the Credit Facility. Additionally, the Credit Facility contains certain negative covenants that, among other things, restrict or limit the Company’s ability to incur indebtedness, sell assets, pay dividends and reacquire or otherwise acquire or redeem capital stock. Failure to maintain required financial ratios or comply with the Credit Facility’s covenants can result in a default and acceleration of all indebtedness under the Credit Facility.

As of September 30, 2002, the Company’s long-term debt was as follows:

Outstanding under the Credit Facility	$17,600,000
Current portion of the Credit Facility	(1,720,000)

15,880,000
Long-term hedge payable	149,040

Total long-term debt	$16,029,040

As of September 30, 2002, the Company was in compliance with its financial covenants, ratios and other provisions of the Credit Facility.

5. Net Income Per Common Share

A reconciliation of the components of basic and diluted net income per common share is presented in the table below.

	Three Months Ended September 30, 2002					Three Months Ended September 30, 2001
	Income		Shares		Per Share	Income	Shares	Per Share
Basic:
Net income attributable to common stock	$216,868		9,043,282		$0.02	$4,320,735	11,502,332	$0.38

Effect of Dilutive Securities:
Stock options and warrants	—		777,214			—	775,424
Series A preferred stock	(a	)	(a	)		50,000	1,000,000
Series B preferred stock	(a	)	(a	)		100,000	1,136,363

Diluted:
Net income attributable to common stock	$216,868		9,820,496		$0.02	$4,470,735	14,414,119	$0.31

(a)	Anti-dilutive.

For the three months ended September 30, 2002, diluted net income per common share does not reflect dilution from Series A and Series B preferred stock because to do so would have been anti-dilutive.

6. Commodity Price Hedges

Contango periodically enters into commodity derivative contracts. These contracts, which are usually placed with investment grade companies that the Company believes are minimal credit risks, may

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

take the form of futures contracts, swaps or options. In June 1998, the FASB issued SFAS 133. In June 2000, the FASB issued SFAS 138, “Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met. The Company recognizes the changes in the derivative’s fair value in its income statement under “Gain (loss) from hedging activities”. The derivative contracts call for the Company to receive, or make, payments based upon the differential between a fixed and a variable commodity price as specified in the contract. The table below sets forth the Company’s hedging activities for the periods indicated.

	Three Months Ended September 30,
	2002	2001
Mark-to-market reversal of prior
period unrealized recognized (gain) loss	$125,674	$(888,400)
Net cash received from swap settlements	109,585	3,689,651
Mark-to-market gain (loss) unrealized	(228,615)	1,682,408

Gain from hedging activities	$6,644	$4,483,659

The table below sets forth the Company’s pricing and notional volumes on open commodity derivative contracts as of September 30, 2002.
Contract Description	Weighted Average Strike Term	Price (1)	Quantity (2)
Natural gas call	11/2002–12/2002	$4.02	8,000/day
Crude oil swap	09/2002–10/2002	$24.95	5,000/mth

(1)	Per Mmbtu for natural gas and per barrel for oil
(2)	Natural gas quantities in Mmbtu, oil quantities in barrels

Although these transactions were designed as economic hedges for a portion of future natural gas and oil production, the Company has elected not to designate these as “hedges” under SFAS No. 133. As a result, gains and losses, representing changes in these derivative instruments’ mark-to-market values, are recognized currently in Contango’s quarterly earnings. The Company’s derivative position as of September 30, 2002 had a mark-to-market loss of $228,615.

Because these open contracts are marked-to-market on a daily basis, the Company is exposed to wide swings in its exposure and could be subject to significant hedging losses in the event of a significant increase in natural gas prices. While the use of hedging arrangements limits the downside risk of adverse price movements, they also may limit future revenue from favorable price movements. The use of hedging transactions also involves the risk that the counter parties will be unable to meet the financial terms of such transactions. All of the Company’s historical hedging transactions have been carried out in the over-the-counter market with investment grade institutions. The terms of the agreements with certain counter parties provide that if the mark-to-market loss to that counter party exceeds $1.0 million, Contango will have to provide collateral to cover the potential loss position.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Subsequent Events

On October 8, 2002, the Company announced that it has engaged Randall & Dewey, Inc. to assist it in exploring the possible sale of its South Texas Exploration Program (“STEP”) producing properties. At September 30, 2002, total proved producing reserves attributable to its STEP properties totaled approximately 24.9 BCF of natural gas and 515,000 barrels of oil. Based on relevant average spot prices at September 30, 2002 of $3.99 per Mcf and $27.95 per barrel (after adjusting for basis, transportation and btu content), the proved producing reserves had a present value of approximately $61.0 million, assuming a 10% discount rate. Current net production from the STEP properties is approximately 17 million cubic feet of natural gas per day and 300 barrels of oil per day. This represents 100% of Contango’s onshore assets and 99% of its current production.

Through October 31, 2002, Contango has spent approximately $4.9 million on acquiring 3-D seismic data offshore in the Gulf of Mexico and shooting and acquiring data onshore in the Texas Gulf Coast. Contango plans to spend an additional $3.3 million on shooting and acquiring 3-D seismic data during the balance of fiscal year 2003. Of the total expected expenditure of $8.2 million for the fiscal year 2003, approximately $4.4 million will be spent on the acquisition of seismic data offshore in the Gulf of Mexico and $3.8 million will be spent on the acquisition and shooting of seismic data onshore in the Texas Gulf Coast.

At the annual meeting of stockholders held November 8, 2002, stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of preferred shares from 125,000 shares to 5,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes and other information included elsewhere in this Form 10-QSB and in our Form 10-KSB for the fiscal year ended June 30, 2002, previously filed with the Securities and Exchange Commission.

Uncertainty of Forward-Looking Statements and Information

Some of the statements made in this Form 10-QSB may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. These include such matters as:

•	Our financial position

•	Business strategy and budgets

•	Anticipated capital expenditures

•	Drilling of wells

•	Natural gas and oil reserves

•	Timing and amount of future production of natural gas and oil

•	Operating costs and other expenses

•	Cash flow and anticipated liquidity

•	Prospect development and property acquisitions

•	Planned or potential sale of assets

•	Hedging results

Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These factors include among others:

•	Risks associated with exploration

•	Ability to raise capital to fund capital expenditures

•	Ability to find, acquire, develop and produce new properties and market production

•	Volatility of natural gas and oil prices

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures

•	Operating hazards attendant to the natural gas and oil business

•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance

•	Potential mechanical failure or under-performance of significant wells

•	Climatic conditions

•	Availability and cost of material and equipment

•	Delays in anticipated start-up dates

•	Actions or inactions of third-party operators of our properties

•	Commodity price movements adversely affecting our hedge positions

•	Ability to find and retain skilled personnel

•	Strength and financial resources of competitors

•	Regulatory developments

•	Environmental risks

•	General economic conditions

You should not unduly rely on these forward-looking statements in this Form 10-QSB, as they speak only as of the date of this Form 10-QSB. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events. See the information under the heading “Risk Factors” in our Form 10-KSB for the year ended June 30, 2002 for some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in forward-looking statements.

Contango Oil & Gas Company

We are an independent natural gas and oil company that explores for, develops, produces and sells natural gas and crude oil. Our exploration and production efforts are currently focused onshore on the Texas Gulf Coast and offshore in the Gulf of Mexico. Our primary source of production currently is onshore, where we own an approximate 71% working interest and a 53% net revenue interest in properties located in our South Texas Exploration Program (“STEP”). While our STEP interests currently account for nearly all of our production, we also have interests in producing properties located offshore in the Gulf of Mexico. Our entry into the natural gas and oil business began on July 1, 1999.

Since May 2000, we have drilled 41 wells in south Texas, resulting in 31 commercial successes. Substantially all of our current production is attributable to these wells. We currently are exploring the possible sale of the STEP properties (see footnote 7 to Notes to Consolidated Financial Statements). We also participate in offshore exploration in the Gulf of Mexico both directly and through our ownership interests in Republic Exploration, L.L.C. (33.3% owned), Magnolia Offshore Exploration, L.L.C. (50% owned) and Contango Offshore Exploration, L.L.C. (66.7% owned).

Our Strategy

Our strategy is predicated upon two core beliefs: (1) that the only competitive advantage in the commodity-based natural gas and oil business is to be among the lowest cost producers and (2) that virtually all the exploration and production industry’s value creation occurs through the drilling of successful exploratory wells. As a result, our business strategy includes the following elements:

Funding exploration prospects developed by proven geoscientists. Our prospect generation and evaluation functions are performed by our alliance partner, Juneau Exploration Company, L.P. (“JEX”). This proven group of four explorationists with 15 to 20 years of experience each has demonstrated its ability to find reserves both onshore and offshore in the Gulf of Mexico. In our experience, only a select group of explorationists are able to consistently and profitably find natural gas and oil. Our STEP properties were discovered by JEX and resulted in very competitive finding and development costs of $1.41 per Mcfe. Our principal exploration strategy is to fund exploration prospects generated by JEX.

Negotiated acquisitions of proved properties. Since January 1, 2002, we have spent approximately $26.0 million to acquire approximately 14.0 Bcfe of proved developed producing reserves of natural gas and oil. We will continue to seek negotiated producing property acquisitions based on our view of the pricing cycles of natural gas and oil and available exploitation opportunities of probable and possible reserves.

Sale of proved properties. From time-to-time as part of our business strategy, we may sell some or a substantial portion of our proved reserves to capture current value, using the sales proceeds to further our exploration activities (see footnote 7 to Notes to Consolidated Financial Statements).

Controlling general and administrative and geological and geophysical costs. Our goal is to be among the highest in the industry in revenue and profit per employee and among the lowest in the industry in general and administrative costs per employee. We plan to continue our program of outsourcing geological, geophysical, reservoir engineering and land functions, and partnering with cost efficient operators whenever possible. We currently have three employees.

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

Exploration Alliance with JEX

Under a September 1999 agreement, JEX evaluates natural gas and oil prospects and recommends exploration prospect and proved property acquisition investment opportunities to us. In exchange, we have committed, within various parameters, to invest along with JEX in the recommended prospects and property acquisitions. We also issued 200,000 shares of our common stock to JEX and granted JEX options to purchase 400,000 shares of our common stock. The vesting of those options depends on the success of certain prospects and reserves in which we have invested under the agreement. As of September 30, 2002, 300,000 options had vested.

JEX generally pays the cost of generating and preparing a prospect to drill ready status. When drilling begins on a prospect, we are obligated to assign to JEX an overriding royalty interest in our working interest in the prospect. Our agreement with JEX states that this overriding royalty interest shall equal 3.3% of our working interest in the prospect. In practice, this royalty interest is assigned to the JEX exploration team and not to JEX itself. In addition, when our revenues from prospects we invest in under the agreement, net of taxes, royalties and other expenses equals our capital expenditure related to the acquisition and development of the prospects on a well-by-well basis, JEX is entitled to an assignment or automatic reversion of 25% of our working interest in the well. With respect to reserve acquisitions, we have the right, but not the obligation, to purchase up to 95% of the interests available to JEX in proved natural gas and oil reserves.

We may terminate the JEX agreement upon 30 days written notice, and JEX may terminate the agreement upon 180 days notice. If we are in default under the agreement, however, JEX may terminate the agreement upon 30 days written notice.

Onshore Exploration and Properties

Our onshore exploration strategy is to identify large acreage positions with available 3-D seismic data and to quickly evaluate, develop and drill economic prospects. Our first significant onshore drilling program was STEP. STEP has proven to be an excellent program for Contango, resulting in 31 economically successful wells out of a 41-well exploration program.

We currently own approximately 71% of the working interests and 53% of the net revenue interests in the STEP properties. Due to on-going geological declines in our anticipated reserves, we expect that our net production will decrease to approximately 13 MMcf of natural gas per day and 200 barrels of oil per day by the end of fiscal year 2003. Over 99% of our net reserves and net production are from our STEP properties (see footnote 7 to Notes to Consolidated Financial Statements).

Although we have completed the drilling of our original STEP prospects, we are continuing our exploration efforts and are participating in 3-D seismic shoots covering approximately 150 square miles in the Texas Gulf Coast. The cost of our participation is estimated at approximately $3.1 million. In addition, Contango has acquired 2,000 square miles of 3-D seismic data and 1,000 linear miles of 2-D seismic data in the Texas Gulf Coast. Based on the results of this new seismic, we are optimistic we will have additional drillable prospects identified in early 2003.

Offshore Exploration and Joint Ventures

Contango. Contango directly and through various offshore joint ventures conducts exploration activities in the Gulf of Mexico. To date, Contango has acquired direct interest in seven offshore leases and has entered into farm-out agreements on five of these leases. Of these five leases, two are producing, two are awaiting or being completed and one block was unsuccessful and has been released. Under the farm-out agreements, Contango is carried on exploration and development activities and will receive a reversionary interest upon payout of each successful well drilled.

We formed Republic Exploration, Magnolia Offshore Exploration and Contango Offshore Exploration joint ventures with JEX to find and develop natural gas and oil exploration opportunities in the Gulf of Mexico. Republic Exploration and Magnolia Offshore Exploration have the licensing rights to 2,000 blocks of reprocessed 3-D seismic data. Recently formed Contango Offshore Exploration has begun acquiring 3-D seismic offshore in the Gulf of Mexico and has 1,694 blocks of 3-D seismic data.

To date, Republic Exploration and Magnolia Offshore Exploration have focused on identifying prospects, purchasing lease blocks at federal and state lease sales, and selling these leases to third parties, retaining reversionary interests. In the future, Republic Exploration, Magnolia Offshore Exploration and Contango Offshore Exploration, may also retain working interests in their prospects. In addition, Contango may farm-in some of these prospects on terms generally available to unrelated third party industry partners.

Republic Exploration, L.L.C. We have invested approximately $6.7 million in cash in Republic Exploration since its formation in August 2000 for a 33.3% interest in Republic Exploration’s profits. Republic Exploration holds a non-exclusive license to existing and recently reprocessed 3-D seismic data covering approximately 1,400 blocks of shallow water in the Gulf of Mexico continental shelf. Republic Exploration uses the data to acquire and exploit natural gas and oil prospects. The other members of Republic Exploration are JEX and a private seismic data company, which licensed to the venture its 3-D seismic data. JEX is the managing member of Republic Exploration and decides which prospects Republic Exploration will acquire, develop and exploit. The Republic Exploration operating agreement states that the JEX exploration team receives a 3.3% overriding royalty interest in each prospect that Republic Exploration successfully drills.

Since its August 2000 formation, Republic Exploration has acquired 11 offshore leases. Of the 11 blocks, Republic Exploration has entered into farm-out agreements with respect to six. Of these, three have been drilled successfully, two resulted in dry holes and two wells are expected to start drilling prior to year end 2002. Under the farm-out agreements, Republic Exploration is carried on exploration and development activities and will receive a reversionary interest upon payout of each block. Republic Exploration will not earn its back-in working interest or to receive any cash flow until after payout, which is projected to occur sometime in the 2004 time frame. We expect Republic Exploration to participate in future state and federal offshore lease sales.

Magnolia Offshore Exploration, L.L.C. We purchased a 50% interest in Magnolia Offshore Exploration in October 2001 for a $1.0 million initial contribution and an agreement to pay an additional $4.0 million as needed to cover capital needs. As of November 12, 2002, we have paid approximately $600,000 of the $4.0 million. Magnolia Offshore Exploration uses 3-D seismic data covering approximately 600 blocks in the Gulf of Mexico to explore for prospects at water depths less than 350 feet. JEX is the only other member of Magnolia Offshore Exploration and acts as the managing member, deciding which prospects Magnolia Offshore Exploration may acquire, develop and exploit. The seismic company that contributed the 600 blocks of data receives a net profit interest in any discoveries.

As in the Republic Exploration operating agreement, the Magnolia Offshore Exploration operating agreement states that the JEX exploration team receives a 3.3% overriding royalty interest in each prospect that Magnolia Offshore Exploration successfully drills. During Magnolia Offshore Exploration’s existence and for one year after its dissolution, we may not acquire an interest in or derive a benefit from the area covered by the 3-D seismic data without the approval of JEX or its transferee.

Since its formation, Magnolia Offshore Exploration has acquired three blocks offshore Louisiana. Magnolia Offshore Exploration has entered into a farm-out agreement on one block, and two blocks are available for farm-out. We expect Magnolia Offshore Exploration to participate in future state and federal offshore lease sales.

Contango Offshore Exploration, L.L.C. We purchased a 66.7% interest in Contango Offshore Exploration in September 2002 to acquire 3-D seismic data in the Gulf of Mexico. Contango Offshore Exploration will be focused on identifying prospects, purchasing onshore and offshore leases and selling these to third parties, retaining a reversionary interest. JEX is the only other member of Contango Offshore Exploration and acts as the managing member, deciding which prospects Contango Offshore Exploration may acquire, develop and exploit. To date, Contango has invested approximately $2.5 million in Contango Offshore Exploration. We expect Contango Offshore Exploration to participate in future state and federal offshore lease sales.

Offshore Operations and Properties

The following table lists offshore Gulf of Mexico blocks that have been previously leased or are currently leased by us and related entities as well as certain other information with respect to the offshore blocks as of November 12, 2002:

Block	Contango	Republic Exploration	Magnolia Offshore Exploration	Contango Offshore Exploration	When Acquired	Status
Brazos 436	x	—	—	—	Jul-00	Producing
Eugene Island 28	x	—	—	—	Mar-00	Producing
Eugene Island 110	x	x	—	—	Mar-01	Successfully drilled, awaiting completion
Grand Isle 24	x	x	—	—	Mar-01	Dry hole, block to be released
Grand Isle 28	x	x	—	—	Mar-01	Successfully drilled, being completed
East Cameron 107	x	x	—	—	Mar-01	Available for farm-out
Eugene Island 113B	x	x	—	—	Mar-01	Subject to farm-out option
High Island 25L, N/2, NE	—	x	—	—	Aug-01	Producing
High Island 53L, NE, NW	—	x	—	—	Oct-00	Available for farm-out
Galveston 149L	—	x	—	—	Jul-00	Dry hole, block released
West Cameron 200	—	x	—	—	Mar-02	Farmed out
Vermilion 73	—	x	—	—	May-02	Available for farm-out
West Delta 36	—	x	—	—	Mar-02	Available for farm-out
Ship Shoal 155	—	—	x	—	Mar-02	Available for farm-out
Viosca Knoll 75	—	—	x	—	Mar-02	Available for farm-out
Viosca Knoll 211	—	—	x	—	May-02	Farmed out

Total blocks	7	11	3	—

The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico as of November 12, 2002:

		Contango		Republic Exploration(1)		Magnolia Offshore Exploration(1)		Contango Offshore Exploration(1)
Block	Location	WI	NRI	WI	NRI	WI	NRI	WI	NRI
Brazos 436	OCS (Western)	13.6%	10.8%	*	*	*	*	*	*
Eugene Island 28	OCS (Central)	21.4%	15.3%	*	*	*	*	*	*
Eugene Island 110	OCS (Central)	(2)	(2)	(2)	(2)	*	*	*	*
Grand Isle 28	OCS (Central)	(2)	(2)	(2)	(2)	*	*	*	*
East Cameron 107	OCS (Central)	33.8%	27.0%	66.3%	53.0%	*	*	*	*
Eugene Island 113B	OCS (Central)	33.8%	27.0%	66.3%	53.0%	*	*	*	*
High Island 25L, N/2, NE	TX State Waters	*	*	(3)	(3)	*	*	*	*
High Island 53L, NE, NW	TX State Waters	*	*	100.0%	74.2%	*	*	*	*
West Cameron 200	OCS (Central)	*	*	(4)	(4)	*	*	*	*
Vermilion 73	OCS (Central)	*	*	100.0%	80.0%	*	*	*	*
West Delta 36	OCS (Central)	*	*	100.0%	80.0%	*	*	*	*
Ship Shoal 155	OCS (Central)	*	*	*	*	100.0%	80.0%	*	*
Viosca Knoll 75	OCS (Central)	*	*	*	*	100.0%	80.0%	*	*
Viosca Knoll 211	OCS (Central)	*	*	*	*	(5)	(5)	*	*

*	Indicates no interest in lease block.
(1)	We have a 33.3% interest in Republic Exploration, a 50% interest in Magnolia Offshore Exploration and a 66.7% interest in Contango Offshore Exploration.
(2)
At project payout, Contango and Republic will have the option to take a 25% working interest (8.44% WI/ 6.75% NRI and 16.56% WI/13.25% NRI, respectively) or a 10% overriding royalty interest (3.4% and 6.6%, respectively).

(3)	After project payout, Republic will receive a 25% working interest (19.2% net revenue interest).

(4)
At project payout, Republic will have the option to take a 25% working interest (20% net revenue interest) or a 10% overriding royalty interest; provided, however, the first well will be drilled under a voluntary pooling agreement with offset block owners, reducing Republic’s interest therein by half.

(5)
At project payout, Magnolia will have the option to take a 25% working interest (20% net revenue interest, subject to a 1/3 net profits interest) or a 10% overriding royalty interest (subject to a 1/3 net profits interest).

Critical Accounting Policies

Our critical accounting policies are described in footnote 1 to the Consolidated Financial Statements. The application of generally accepted accounting principles involves certain assumptions, judgments, choices and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. The most significant principles that affect us relate to the “successful efforts” method of accounting for oil and gas activities, principles of consolidation, accounting for hedge activities and stock options. The following discussion highlights those impacts.

Successful Efforts Method of Accounting. We follow the successful efforts method of accounting for our natural gas and oil business. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved natural gas and oil properties are reviewed when circumstances suggest the need for such a review and, if required, the proved properties are written down to their estimated fair value. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying amount, and any such impairment is charged to expense in the period. Estimated fair value includes the estimated present value of all reasonably expected future production, prices and costs. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs, including 3-D seismic acquisitions, are expensed as incurred. The provision for depreciation, depletion and amortization is based on the capitalized costs as determined above and is on a cost center by cost center basis using the units of production method, with lease acquisition costs amortized over total proved reserves and other costs amortized over proved developed reserves. We create cost centers on a well-by-well basis for all of our natural gas and oil activities.

Consolidation Principles. Our consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly owned subsidiaries are fully consolidated. Subsidiaries not wholly owned, such as 33.3% owned Republic Exploration, L.L.C., 50% owned Magnolia Offshore Exploration, L.L.C. and 66.7% owned Contango Offshore Exploration, L.L.C. are proportionately consolidated. In the case of subsidiaries not wholly owned that have disproportionate allocations among the investors, our share of the affiliate’s net income or loss is based on how increases or decreases in the net assets of the venture will ultimately affect cash payments to Contango in the event of a hypothetical liquidation. Since we are the only member that contributed cash to Republic Exploration, Magnolia Offshore Exploration and Contango Offshore Exploration, we consolidate 100% of all activities in a loss position into our financial statements until we recoup our investment.

Hedge Accounting. In June 1998, the Financial Accounting Standards Board, or “FASB”, issued SFAS 133. In June 2000, the FASB issued SFAS 138, “Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met. Although the derivative transactions we engage in are designed as economic hedges for a portion of future natural gas and oil production, we have elected not to designate these as “hedges” under SFAS 133. Accordingly, we recognize the changes in the derivative’s fair value in our income statement under “Gain (loss) from hedging activities”.

Stock Options. We began expensing the cost of all Contango stock options beginning with stock options granted during the fiscal year ended June 30, 2002. The Company has adopted the fair value based method of recording stock options contained in SFAS 123, “Accounting for Stock-Based Compensation”.

All employee stock option grants will be expensed over each stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. The Company recorded an expense of $21,083 for the three months ended September 30, 2002 from the application of this accounting standard.

Recently Issued Accounting Standards. The FASB has issued three new pronouncements, SFAS 143, “Accounting for Asset Retirement Obligations”, SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS 146, “Accounting for Costs Associated with Exit and Disposal Activities”.

SFAS 143 requires companies to record a liability relating to the retirement of tangible long-lived assets. When the liability is initially recorded, a company increases the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS 143 on July 1, 2002 and recorded an asset retirement obligation of $194,866 related to the Company’s legal obligation to plug and abandon its oil and gas wells. The Company determined that the asset retirement obligation as of July 1, 2001 would not be materially different than the liability recorded on July 1, 2002. The Company considers that the cumulative effect of initially applying SFAS 143 is not material to the Consolidated Statement of Operations.

SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains its fundamental provisions for the (a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting portions of APB Opinion No. 30 for segments of a business to be disposed of but retains the requirements to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as “held for sale”. This standard is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 was not significant to the Company’s financial statements.

SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This standard is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not anticipate the adoption of SFAS 146 will be significant to the Company’s financial statements.

MD&A Summary Data

The table below sets forth, for the periods indicated, summary information discussed in below.

	Three Months Ended September 30,
	2002	2001	Change
Natural gas and oil sales	$7,017,493	$5,782,857	21%
Gain from hedging activities	$6,644	$4,483,659	*

Production:
Natural gas (thousand cubic feet per day)	18,620	16,592	12%
Oil and condensate (barrels per day)	416	457	-9%

Average sales price:
Natural gas (per thousand cubic feet)	$3.49	$3.11	12%
Oil and condensate (per barrel)	$27.07	$24.74	9%

Operating expenses	$1,059,771	$625,053	70%
Exploration expenses	$2,539,932	$889,613	186%
Depreciation, depletion and amortization	$2,388,759	$1,579,482	51%
General and administrative expense	$413,342	$379,817	9%
Interest expense	$184,320	$9,317	*
Interest income	$11,262	$40,773	-72%
Gain on sale of assets and other	$36,150	$54,047	-33%

*	Not meaningful

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $7.0 million for the three months ended September 30, 2002, up from approximately $5.8 million reported for the three months ended September 30, 2001. This increase was attributable to increased net revenue interests in our STEP wells resulting from acquisitions completed during the period from January 2002 through July 2002 that more than offset normal production declines in those wells.

Natural Gas and Oil Production and Average Sales Prices. For the three months ended September 30, 2002, our net natural gas production increased to approximately 18.6 million cubic feet of natural gas per day. Net oil production for the period was down from 457 barrels of oil per day to 416 barrels of oil per day. For the three months ended September 30, 2002, prices for natural gas and oil were $3.49 per Mcf and $27.07 per barrel, up from $3.11 per Mcf and $24.74 per barrel for the three months ended September 30, 2001.

Gain from Hedging Activities. We reported a gain from hedging activities for the three months ended September 30, 2002 of approximately $6,600. This gain included an approximate $109,600 gain realized on settlement of swap derivative agreements during the period and unrealized loss of approximately $103,000 (see footnote 6 to Notes to Consolidated Financial Statements). For the three months ended September 30, 2001, we recognized a gain from hedging activities of approximately $4.5 million (see footnote 6 to Notes to Consolidated Financial Statements).

Operating Expenses. Operating expenses, including severance taxes, for the three months ended September 30, 2002 were approximately $1.1 million and were attributable to increased net production at our STEP properties. Of this amount, approximately $589,900 was attributable to lease operating expense, and $469,900 was attributable to production and severance taxes. Operating expenses, including severance taxes, for the three months ended September 30, 2001 were approximately $625,100, of which approximately $231,800 was attributable to lease operating expenses, and $393,300 was attributable to production and severance taxes. The increase in operating expenses for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, was primarily attributable to accrued ad valorem taxes, higher costs for offshore properties and fixed lease operating expenses related to marginal wells.

Exploration Expense. We reported approximately $2.5 million of exploration expenses for the three months ended September 30, 2002. Of this amount, approximately $374,700 was attributable to dry hole expense. Of the remaining $2.2 million, approximately $1.3 million was attributable to the cost to shoot seismic onshore in the Texas Gulf Coast, and approximately $861,900 was attributable to the cost to acquire seismic in the Gulf of Mexico. For the three months ended September 30, 2001, we reported approximately $889,600 of exploration expenses. This amount primarily was attributable to the expensing of dry holes drilled during the period on our STEP properties.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended September 30, 2002 was approximately $2.4 million. This primarily was attributable to depletion and amortization related to increased production at our STEP properties as well as increased costs of proved properties resulting from acquisitions completed during the period from January 2002 through July 2002. For the three months ended September 30, 2001, we recorded approximately $1.6 million of depreciation, depletion and amortization. This primarily was attributable to depletion and amortization related to production from our STEP properties.

General and Administrative Expense. General and administrative expense increased approximately $33,500, from approximately $379,800 for the three months ended September 30, 2001 to approximately $413,300 for the three months ended September 30, 2002. Components of general and administrative expense for the three months ended September 30, 2002 included approximately $124,100 in salaries and benefits, $106,300 in legal, accounting, engineering and other professional fees, $38,400 in insurance, $43,000 in office administration and $89,400 in other expenses. Included in other expenses were expenses of approximately $73,500 attributable to activities of Republic Exploration and Magnolia Offshore Exploration. These expenses were paid by Republic Exploration and Magnolia Offshore Exploration and thus had no effect on Contango’s cash position (see footnote 1 to Notes to Consolidated Financial Statements).

Interest Expense. We reported interest expense of approximately $184,300 for the three months ended September 30, 2002. For the three months ended September 30, 2001, we reported interest expense of approximately $9,300. This increase was attributable to borrowings under our three year, secured, revolving reducing line of credit that matures June 2004. We had no bank borrowings during the three months ended September 30, 2001.

Production, Prices and Operating Expenses

The following table presents information regarding the production volumes, average sales prices received and average production costs associated with our sales of natural gas and oil for the periods indicated.

	Three Months Ended September 30,
	2002	2001
Production:
Natural gas (thousand cubic feet)	1,713,068	1,526,435
Oil and condensate (barrels)	38,247	42,037
Total (thousand cubic feet equivalent)	1,942,550	1,778,657

Natural gas (thousand cubic feet per day)	18,620	16,592
Oil and condensate (barrels per day)	416	457
Total (thousand cubic feet equivalent per day)	21,116	19,334

Average sales price:
Natural gas (per thousand cubic feet)	$3.49	$3.11
Oil and condensate (per barrel)	$27.07	$24.74
Total (per thousand cubic feet equivalent)	$3.61	$3.26

Operating expenses (per thousand cubic feet equivalent):
Production and severance taxes	$0.25	$0.22
Lease operating expense (before taxes)	0.30	0.13

Total operating expenses	$0.55	$0.35

Other expenses (per thousand cubic feet equivalent):
Depreciation, depletion and amortization of natural gas and oil properties	$1.21	$0.88
General and administrative expense	$0.21	$0.21

Capital Resources and Liquidity

During the three months ended September 30, 2002, we funded our activities with cash on hand, internally generated cash flow and borrowings under our credit facility. We reported total revenues for the three months ended September 30, 2002 of approximately $7.0 million, which included approximately $6,600 of gain from hedging activities. EBITDAX (earnings before interest expense, taxes, depreciation, depletion and amortization, impairment expense and expensed exploration expenditures) for the three-month period was approximately $5.6 million.

At November 12, 2002, we had approximately $323,000 in cash on hand, $17.3 million borrowed under our credit facility and $4.4 million of funds available under our credit facility.

During the fiscal year ended June 30, 2002, we increased our ownership interest in our STEP properties in four separate transactions at a total cost of approximately $23.4 million. In July 2002, we further increased our ownership in our STEP properties at a cost of approximately $2.6 million. At anticipated production levels and current commodity price levels, we expect to have EBITDAX of $1.5 to 2.0 million per month through March 2003. Lower prices for natural gas and oil, operational problems or other unforeseen circumstances could prevent us from realizing this level of EBITDAX. Current levels of production are estimated to decline to 13 million cubic feet of natural gas and 200 barrels of oil per day by the end of fiscal year 2003 absent any increases resulting from future drilling activities.

Although we have completed our original drilling program on our STEP properties, we are continuing our exploration efforts in the Texas Gulf Coast. We are participating in 3-D seismic shoots covering approximately 150 square miles at a cost to us of approximately $3.1 million, and we have spent an additional $700,000 acquiring 3-D seismic data onshore. Based on the results of this new seismic data, we hope to have additional drillable prospects identified by early 2003. We have committed to approximately $10.0 million in capital expenditures for the fiscal year 2003, including approximately $8.2 million of onshore and offshore seismic costs, and are seeking additional opportunities and prospects for 2003. Absent the sale of our properties or additional equity financing, our capital expenditures for fiscal year 2003 will be limited to approximately $15.0 million.

We believe that our cash on hand, our anticipated cash flow from operations and funds available under our credit facility will be adequate to satisfy our currently planned $10.0 to $15.0 million of capital expenditures for our 2003 fiscal year. The Company will need to seek additional equity or other financing alternatives to fund acquisitions, pursue an expanded exploration program or to take advantage of other opportunities that may become available. In addition, we may from time-to-time as part of our business strategy sell significant portions of our assets as a means of raising capital to further our exploration activities (see footnote 7 to Notes to Consolidated Financial Statements). The availability of such funds and our ability to sell assets on a favorable basis will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations.

Credit Facility

Our credit facility is a secured, reducing revolving line of credit with Guaranty Bank, FSB that matures in June 2004. In July 2002, the hydrocarbon borrowing base was increased to $24.0 million. This amount reduces by $580,000 per month the first day of each month beginning August 1, 2002. Borrowings under the credit facility bear interest, at our option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent (1/4%) per annum. Additionally, we pay a quarterly commitment fee of three-eighths percent (3/8%) per annum on the average availability under the credit facility. The hydrocarbon borrowing base is subject to semi-annual redetermination based primarily on the value of our proved reserves. The credit facility requires the maintenance of certain ratios, including those related to working capital, funded debt to EBITDAX, and debt service coverage, as defined in the credit facility. Additionally, the credit facility contains certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell assets, pay dividends and reacquire or otherwise acquire or redeem capital stock. Failure to maintain required financial ratios or comply with the credit facility’s covenants can result in a default and acceleration of all indebtedness under the credit facility.

As of September 30, 2002, $17.6 million was outstanding under the credit facility, and we were in compliance with all financial covenants and ratios. As of November 12, 2002, $17.3 million was outstanding under the credit facility, and we had $4.4 million of loan availability.

Quantitative and Qualitative Disclosures about Market Risk

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the three months ended September 30, 2002, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximate $700,000 impact on our revenues.

We periodically enter into hedges on a portion of our projected natural gas and oil production to manage our exposure to declines in natural gas and oil prices. We may use futures contracts, swaps, options and fixed-price physical contracts to hedge commodity prices. We use these derivative financial instruments for non-trading purposes only. For the three months ended September 30, 2002, we recognized a gain of approximately $6,600.

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

From time to time, we enter into hedging arrangements on a portion of our anticipated natural gas and oil production as a part of our overall risk management strategy. The following table provides our pricing and notional volumes on open commodity derivative contracts as of November 12, 2002.

Description	Term	Strike Price(1)	Quantity(2)
Natural gas call	12/2002	$4.02	8,000/day

(1)	Prices per MMbtu for natural gas and per barrel for oil.
(2)	Natural gas quantities in MMbtu, oil quantities in barrels.

At September 30, 2002, the mark-to-market valuation was a loss of $228,615. Because these open contracts are marked-to-market on a daily basis, we are exposed to wide swings in commodity prices and could be subject to significant hedging losses in the event of a significant increase in natural gas and oil prices. Accordingly, the terms of the agreements with certain counter parties provide that if the mark-to-market loss to that counter party exceeds $1.0 million, we will have to provide collateral to cover the potential loss position.

Interest Rate Risk. The carrying value of our debt approximates fair value. At September 30, 2002, we had approximately $16.0 million of total long-term debt, represented by $17.6 million outstanding under our credit facility, $1.7 million of which was current, and $149,000 of other long-term payables. The credit facility matures in June 2004 and bears interest, at our option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent (1/4%) per annum. The average interest rate on long-term debt at September 30, 2002 was 3.86%. The results of a 10% fluctuation in short-term rates would have had an approximate $18,400 impact on interest expense for the three months ended September 30, 2002.

Item 3. Controls and Procedures

Kenneth R. Peak, our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures within 90 days of the filing of this report. These controls and procedures are designed to ensure that all of the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified by the Commission and that the information is communicated to the Chief Executive Officer and Chief Financial Officer on a timely basis. Based on his evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were suitable and effective.

Subsequent to the date of his evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On November 11, 2002, the Company held its annual meeting of stockholders. At the annual meeting, the following matters were voted upon and passed:

1.	The election of the Company’s board of directors to serve until the annual meeting of stockholders in 2003; and

2.	An amendment to the Company’s Certificate of Incorporation to increase the authorized number of preferred shares from 125,000 shares to 5,000,000 shares.

With respect to the election of directors, each nominee received at least 8,061,059 votes for, which is greater than 50% of the total votes entitled to be cast by common stockholders of record. In addition, the equivalent of 1,000,000 shares of common stock cast by Series A preferred stock and 1,136,464 shares of common stock cast by Series B preferred stock voted for each nominee as director.

With respect to the amendment to the Company’s Certificate of Incorporation to increase the authorized number of preferred shares from 125,000 shares to 5,000,000 shares, the voting results were as follows: For: 6,332,175; Against: 164,790, Abstain: 11,128 and Brokers Non-Votes:

1,623,243. In addition, the holders of all of the Series A and Series B preferred stock voted for the amendment.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

The following is a list of exhibits filed as part of this Form 10-QSB. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation. (8)

3.2	Bylaws of Contango Oil & Gas Company, a Delaware corporation. (8)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (8)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation. †

4.1	Facsimile of common stock certificate of the Company. (1)

4.2	Certificate of Designations, Preferences and Relative Rights and Limitations for Series A Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (8)

4.3	Certificate of Designations, Preferences and Relative Rights and Limitations for Series B Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (8)

10.1	Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C. (2)

10.2	Securities Purchase Agreement between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (15)

10.3	Warrant to Purchase Common Stock between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)

10.4	Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)

10.5	Securities Purchase Agreement by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund, dated June 8, 2000. (4)

10.6	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West. (5)

10.7	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund. (5)

10.8	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated. (5)

10.9	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. (5)

10.10	Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, LLC. dated effective as of September 1, 1999. (6)

10.11	Securities Purchase Agreement dated September 27, 2000 by and between Contango Oil & Gas Company and Aquila Energy Capital Corporation. (7)

10.12	Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (9)

10.13	First Amendment dated as of January 8, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (10)

10.14	Asset Purchase Agreement by and among Juneau Exploration, L.P. and Contango Oil & Gas Company dated January 4, 2002. (10)

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

10.18	Second Amendment dated as of February 13, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (13)

10.19	Waiver dated as of March 25, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (13)

10.20	Option Purchase Agreement between Contango Oil & Gas Company and Cheniere Energy, Inc. dated June 4, 2002. (16)

10.21	Waiver and Third Amendment dated as of April 26, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (17)

10.22	Fourth Amendment dated as of September 9, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (17)

21.1	Subsidiaries of the Company. (17)

99.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
1.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
2.	Filed as an exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.
3.	Filed as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on February 14, 2000.
4.	Filed as an exhibit to the Company’s report on Form 8-K, dated June 8, 2000, as filed with the Securities and Exchange Commission on June 14, 2000.
5.	Filed as an exhibit to the Company’s report on Form 8-K, dated August 24, 2000, as filed with the Securities and Exchange Commission of September 8, 2000.
6.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.
7.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 27, 2000, as filed with the Securities and Exchange Commission on October 3, 2000.
8.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

9.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2001, as filed with the Securities and Exchange Commission on September 21, 2001.
10.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2002, as filed with the Securities and Exchange Commission on January 8, 2002.
11.	Filed as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2001, as filed with the Securities and Exchange Commission on February 14, 2002.
12.	Filed as an exhibit to the Company’s report on Form 8-K, dated March 8, 2002, as filed with the Securities and Exchange Commission on March 15, 2002.
13.	Filed as an exhibit to the Company’s report filed on Form 10-QSB for the quarter ended March 31, 2002, dated May 2, 2002, as filed with the Securities and Exchange Commission.
14.	Filed as an exhibit to the Company’s report on Form 8-K, dated March 28, 2002, as filed with the Securities and Exchange Commission on April 3, 2002.
15.	Filed as an exhibit to the Company’s Form 10-QSB/A for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on June 4, 2002.
16.	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-89900) as filed with the Securities and Exchange Commission on June 14, 2002.
17.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on September 26, 2002.

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: November 14, 2002	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak President and Chief Executive Officer (Principal Executive and Financial Officer)

Date: November 14, 2002	By:	/s/ LESIA BAUTINA
Lesia Bautina Vice President and Controller (Principal Accounting Officer)

SECTION 302 CERTIFICATION
OF
PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

I, Kenneth R. Peak, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Contango Oil & Gas Company;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
As the registrant’s sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ KENNETH R. PEAK

Kenneth R. Peak
Chairman, Chief Executive Officer
and Chief Financial Officer

Exhibit Number	Description
3.1	Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation.
3.2	Bylaws of Contango Oil & Gas Company, a Delaware corporation.
3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation.
3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation.
4.1	Facsimile of common stock certificate of the Company.
4.2	Certificate of Designations, Preferences and Relative Rights and Limitations for Series A Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation.
4.3	Certificate of Designations, Preferences and Relative Rights and Limitations for Series B Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation.
10.1	Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C.
10.2	Securities Purchase Agreement between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.
10.3	Warrant to Purchase Common Stock between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.
10.4	Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.
10.5	Securities Purchase Agreement by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund, dated June 8, 2000.
10.6	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West.
10.7	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund.
10.8	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated.
10.9	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C.
10.10	Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, LLC. dated effective as of September 1, 1999.
10.11	Securities Purchase Agreement dated September 27, 2000 by and between Contango Oil & Gas Company and Aquila Energy Capital Corporation.
10.12	Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.
10.13	First Amendment dated as of January 8, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.
10.14	Asset Purchase Agreement by and among Juneau Exploration, L.P. and Contango Oil & Gas Company dated January 4, 2002.
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

10.18	Second Amendment dated as of February 13, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.
10.19	Waiver dated as of March 25, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.
10.20	Option Purchase Agreement between Contango Oil & Gas Company and Cheniere Energy, Inc. dated June 4, 2002.
10.21	Waiver and Third Amendment dated as of April 26, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.
10.22	Fourth Amendment dated as of September 9, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.
21.1	Subsidiaries of the Company.
99.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.