Form 10QSB
period 2002-12-31
CONTANGO OIL & GAS CO
filed 2003-02-12
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

Commission file number 000-24971

CONTANGO OIL & GAS COMPANY

(Exact name of small business issuer as specified in its charter)

DELAWARE	95-4079863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3700 BUFFALO SPEEDWAY, SUITE 960

HOUSTON, TEXAS 77098

(Address of principal executive offices)

(713) 960-1901

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The total number of shares of common stock, par value $0.04 per share, outstanding as of February 10, 2003 was 9,062,141.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-QSB

FOR THE SIX MONTHS ENDED DECEMBER 31, 2002

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2002	June 30, 2002
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$491,141	$2,726,845
Accounts receivable, net	4,766,497	5,220,453
Advances to operators	—	597,294
Price hedge contracts	845,031	57,726
Other	25,934	184,437

Total current assets	6,128,603	8,786,755

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	49,539,520	46,565,998
Unproved properties, not being amortized	1,759,670	3,650,558
Furniture and equipment	126,281	188,884
Accumulated depreciation, depletion and amortization	(17,550,091)	(13,056,575)

Total property, plant and equipment	33,875,380	37,348,865

OTHER ASSETS:
Cash and other assets held by affiliates	1,317,223	4,732,726
Investment in LNG project	750,000	750,000
Deferred income taxes	117,417	—
Other assets	217,395	221,170

Total other assets	2,402,035	5,703,896

TOTAL ASSETS	$42,406,018	$51,839,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$185,457	$613,537
Accrued exploration and development	184,396	517,000
Income taxes payable	618,031	1,040,788
Price hedge contracts	85,144	183,400
Short term hedge payable	682,564	525,870
Other accrued liabilities	155,636	648,654
Current portion of long-term debt	—	1,330,000

Total current liabilities	1,911,228	4,859,249

LONG-TERM DEBT	19,375,000	18,103,920
DEFERRED INCOME TAXES	—	3,777,864
ASSET RETIREMENT OBLIGATIONS	195,732	—
SHAREHOLDERS’ EQUITY:
Convertible preferred stock, 8%, Series A, $0.04 par value, 5,000 shares authorized, 2,500 shares issued and outstanding at December 31, 2002 and June 30, 2002, liquidation preference of $1,000 per share	100	100
Convertible preferred stock, 8%, Series B, $0.04 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at December 31, 2002 and June 30, 2002, liquidation preference of $1,000 per share	200	200
Common stock, $0.04 par value, 50,000,000 shares authorized, 11,627,877 shares issued and 9,052,877 outstanding at December 31, 2002, 11,618,282 shares issued and 9,043,282 outstanding at June 30, 2002	464,732	464,732
Additional paid-in capital	21,289,728	21,236,701
Treasury stock at cost (2,575,000 shares)	(6,180,000)	(6,180,000)
Retained earnings	5,349,298	9,576,750

Total shareholders’ equity	20,924,058	25,098,483

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,406,018	$51,839,516

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
REVENUES:
Natural gas and oil sales	$7,714,265	$4,206,035	$14,731,758	$9,988,892
Gain (loss) from hedging activities	(192,970)	(429,232)	(186,326)	4,054,427

Total revenues	7,521,295	3,776,803	14,545,432	14,043,319

EXPENSES:
Operating expenses	1,671,028	1,066,693	2,730,799	1,691,746
Exploration expenses	9,368,212	1,633,223	11,908,144	2,522,836
Depreciation, depletion and amortization	2,187,751	1,533,723	4,576,510	3,113,205
General and administrative expense	659,751	426,094	1,073,093	805,911

Total expenses	13,886,742	4,659,733	20,288,546	8,133,698

INCOME (LOSS) FROM OPERATIONS	(6,365,447)	(882,930)	(5,743,114)	5,909,621
Interest expense	(169,583)	(45)	(353,903)	(9,362)
Interest income	9,903	94,161	21,165	134,934
Gain on sale of assets and other	—	64,873	36,150	118,920

INCOME (LOSS) BEFORE INCOME TAXES	(6,525,127)	(723,941)	(6,039,702)	6,154,113
Benefit (provision) for income taxes	2,230,807	251,161	2,112,250	(2,156,158)

NET INCOME (LOSS)	(4,294,320)	(472,780)	(3,927,452)	3,997,955
Preferred stock dividends	150,000	150,000	300,000	300,000

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(4,444,320)	$(622,780)	$(4,227,452)	$3,697,955

NET INCOME (LOSS) PER SHARE:
Basic	$(0.49)	$(0.05)	$(0.47)	$0.32

Diluted	$(0.49)	$(0.05)	$(0.47)	$0.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,043,282	11,504,132	9,043,282	11,503,003

Diluted	9,043,282	11,504,132	9,043,282	14,325,108

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,927,452)	$3,997,955
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4,576,510	3,113,205
Exploration expenditures	4,468,481	2,285,599
Provision (benefit) for deferred income taxes	(3,895,281)	469,251
Gain on sale of assets and other	(36,150)	(118,920)
Unrealized hedging (gain) loss	(885,561)	23,872
Stock-based compensation	53,027	7,447
Changes in operating assets and liabilities:
Decrease in accounts receivable	453,956	2,346,933
Decrease in prepaid insurance	164,912	33,651
Decrease in accounts payable	(719,156)	(109,341)
Decrease in other accrued liabilities	(825,622)	(646,103)
Increase (decrease) in taxes payable	(422,757)	793,907
Other	(26,192)	2,623

Net cash (used) provided by operating activities	(1,021,285)	12,200,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(226,640)	(6,307,525)
Decrease (increase) in cash and other assets held by affiliates	950,000	(1,991,684)
Additions to furniture and equipment	(16,238)	(55,879)
Decrease (increase) in advances to operators	597,294	(117,293)
Purchase of proved producing reserves	(2,602,585)	—
Proceeds from sale of assets and other	—	266,448

Net cash (used) provided in investing activities	(1,298,169)	(8,205,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	10,625,000	—
Repayments under credit facility	(10,200,000)	—
Preferred stock dividends	(300,000)	(300,000)
Debt issue costs	(41,250)	—

Net cash (used) provided by financing activities	83,750	(300,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,235,704)	3,694,146
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,726,845	1,586,342

CASH AND CASH EQUIVALENTS, END OF PERIOD	$491,141	$5,280,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$2,205,788	$900,000

Cash paid for interest	$306,958	$9,362

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2002	7,500	$300	9,043,282	$464,732	$21,236,701	$(6,180,000)	$9,576,750	$25,098,483
Net income	—	—	—	—	—	—	366,868	366,868
Expense of stock options	—	—	—	—	21,083	—	—	21,083
Preferred stock dividends	—	—	—	—	—	—	(150,000)	(150,000)

Balance at September 30, 2002	7,500	$300	9,043,282	$464,732	$21,257,784	$(6,180,000)	$9,793,618	$25,336,434

Net loss	—	—	—	—	—	—	(4,294,320)	(4,294,320)
Expense of stock options	—	—	—	—	31,944	—	—	31,944
Cashless exercise of stock options	—	—	9,595	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(150,000)	(150,000)

Balance at December 31, 2002	7,500	$300	9,052,877	$464,732	$21,289,728	$(6,180,000)	$5,349,298	$20,924,058

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in Contango Oil & Gas Company’s (“Contango” or the “Company”) Form 10-KSB for the year ended June 30, 2002. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

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

Successful Efforts Method of Accounting. Contango follows the successful efforts method of accounting for its natural gas and oil business. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved natural gas and oil properties are reviewed quarterly, and if required, the proved properties are written down to their estimated fair value. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying amount, and any such impairment is charged to expense in the period. Estimated fair value includes the estimated present value of all reasonably expected future production, prices and costs. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs, including 3-D seismic acquisitions, are expensed as incurred. The provision for depreciation, depletion and amortization is based on the capitalized costs as determined above and is on a cost center by cost center basis using the units of production method, with lease acquisition costs amortized over total proved reserves and other costs amortized over proved developed reserves. The Company creates cost centers on a well-by-well basis for all of its natural gas and oil activities.

Consolidation Principles. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly owned subsidiaries are fully consolidated. Subsidiaries not wholly owned, such as 33.3% owned Republic Exploration, L.L.C. (“Republic Exploration”), 50.0% owned Magnolia Offshore Exploration, L.L.C. (“Magnolia Offshore Exploration”) and 66.7% owned Contango Offshore Exploration, L.L.C. (“Contango Offshore Exploration”) are not controlled by the Company and are proportionately consolidated. By agreement, Republic Exploration, Magnolia Offshore Exploration and Contango Offshore Exploration have disproportionate allocations of their profits and losses among the owners. Accordingly, the Company determines its income or losses from the ventures

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on a hypothetical liquidation determination of how increases or decreases in the book value of the ventures’ net assets will ultimately affect the cash payments to the Company in the event of dissolution.

By agreement, since the Company was the only owner that contributed cash to Republic Exploration and Magnolia Offshore Exploration, the Company consolidated 100% of the ventures’ net assets and results of operations until the ventures expended all of the Company’s initial cash contributions. Subsequent to that event, the owners’ share in the net assets of the ventures is based on their stated ownership percentages. By agreement, the owners in Contango Offshore Exploration immediately share in the net assets of Contango Offshore Exploration, including the initial Company cash contribution, based on their stated ownership percentages. The other owners of Republic Exploration, Magnolia Offshore Exploration and Contango Offshore Exploration contributed seismic data and related geological and geophysical services to the ventures.

During the quarter ended December 31, 2002, both Republic Exploration and Magnolia Offshore Exploration completed exploration activities to fully expend the Company’s initial cash contributions to the ventures thereby triggering a change in profit and loss allocations. This triggering event earned the other partners in Republic Exploration and Magnolia Offshore Exploration the right to receive their proportionate share of the Company’s initial investment in Republic Exploration and Magnolia Offshore Exploration. As such, the Company proportionately consolidated 33.3% of Republic Exploration’s and 50.0% of Magnolia Offshore Exploration’s net assets as of December 31, 2002, as opposed to 100% of each ventures’ net assets as of September 30, 2002. The reduction of the Company’s ownership in the net assets of Republic Exploration and Magnolia Offshore Exploration resulted in a non-cash exploration expense of approximately $4.2 million and approximately $200,000, respectively. The Company’s cash contributions to Contango Offshore Exploration during the quarter ended December 31, 2002 that were expended for geological and geophysical data resulted in an approximate $4.1 million exploration expense. The Company’s proportionate share of the ventures’ cash balances is classified as other long-term assets since it is expected those funds will be expended for their intended purposes.

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

Stock Options. The Company expenses the cost of all Contango stock options beginning with stock options granted during the fiscal year ended June 30, 2002. The Company has adopted the fair value based method of recording stock options contained in SFAS 123, “Accounting for Stock-Based Compensation”. All employee stock option grants are expensed over each stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. The Company recorded an expense of $31,944 and $53,027 for the three and six months ended December 31, 2002 from the application of this accounting standard.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards. The FASB has issued three new pronouncements, SFAS 143, “Accounting for Asset Retirement Obligations”, SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS 146, “Accounting for Costs Associated with Exit and Disposal Activities”.

SFAS 143 requires companies to record a liability relating to the retirement of tangible long-lived assets. When the liability is initially recorded, a company increases the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS 143 on July 1, 2002 and recorded an asset retirement obligation of $195,732 related to the Company’s legal obligation to plug and abandon its oil and gas wells. The Company determined that the asset retirement obligation as of July 1, 2001 would not be materially different than the liability recorded on July 1, 2002. The Company considers that the cumulative effect of initially applying SFAS 143 is not material to the Consolidated Statement of Operations.

SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains its fundamental provisions for the (a) recognition and measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting portions of APB Opinion No. 30 for segments of a business to be disposed of but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as “held for sale”. This standard is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 was not significant to the Company’s financial statements.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Liquidity

Management believes that cash on hand, anticipated cash flow from operations and availability under the Credit Facility (as defined in footnote 4) will be adequate to satisfy currently planned capital expenditures over the next 12 months. The Company may need to seek additional equity or other financing opportunities to fund acquisitions, pursue an expanded exploration program or take advantage of other opportunities that may become available. In addition, the Company may from time-to-time as part of its business strategy sell some or a substantial portion of its assets as a means of raising capital to further its exploration activities. The availability of funds or the Company’s ability to sell assets on a favorable basis will depend upon prevailing market conditions and other factors over which the Company has no control, as well as the Company’s financial condition and results of operations.

4. Long-Term Debt

Contango has a secured, reducing revolving line of credit with Guaranty Bank, FSB (the “Credit Facility”) that matures in June 2004. The hydrocarbon borrowing base as of December 31, 2002 was $27.5 million and reduces by $670,000 the first day of each month. The hydrocarbon borrowing base is subject to semi-annual redetermination based primarily on the value of Contango’s proved reserves. Borrowings under the Credit Facility bear interest, at Contango’s option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent ( 1/4%) per annum. Additionally, the Company pays a quarterly commitment fee of three-eighths percent ( 3/8%) per annum on the average availability under the Credit Facility. The Credit Facility requires the maintenance of certain ratios, including those related to working capital, funded debt to EBITDAX, and debt service coverage, as defined in the Credit Facility. Additionally, the Credit Facility contains certain negative covenants that, among other things, restrict or limit the Company’s ability to incur indebtedness, sell assets, pay dividends and reacquire or otherwise acquire or redeem capital stock. Failure to maintain required financial ratios or comply with the Credit Facility’s covenants can result in a default and acceleration of all indebtedness under the Credit Facility.

As of December 31, 2002, the Company’s long-term debt was as follows:

Outstanding under the Credit Facility	$19,375,000
Current portion of the Credit Facility	—

Total long-term debt	$19,375,000

As of December 31, 2002, the Company was in compliance with its financial covenants, ratios and other provisions of the Credit Facility. The average interest rate on the Company’s long term debt at December 31, 2002 was 3.41%.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Net Income (Loss) Per Common Share

A reconciliation of the components of basic and diluted net income (loss) per common share is presented in the tables below.

	Three Months Ended December 31, 2002					Three Months Ended December 31, 2001
	Loss		Shares		Per Share	Loss		Shares		Per Share
Basic:
Net loss attributable to common stock	$(4,444,320)		9,043,282		$(0.49)	$(622,780)		11,504,132		$(0.05)

Effect of Dilutive Securities:
Stock options and warrants	(a	)	(a	)		(a	)	(a	)
Series A preferred stock	(a	)	(a	)		(a	)	(a	)
Series B preferred stock	(a	)	(a	)		(a	)	(a	)

Diluted:
Net loss attributable to common stock	$(4,444,320)		9,043,282		$(0.49)	$(622,780)		11,504,132		$(0.05)

(a)	Anti-dilutive.

	Six Months Ended December 31, 2002					Six Months Ended December 31, 2001
	Loss		Shares		Per Share	Income	Shares	Per Share
Basic:
Net income (loss) attributable to common stock	$(4,227,452)		9,043,282		$(0.47)	$3,697,955	11,503,003	$0.32

Effect of Dilutive Securities:
Stock options and warrants	(a	)	(a	)		—	685,742
Series A preferred stock	(a	)	(a	)		100,000	1,000,000
Series B preferred stock	(a	)	(a	)		200,000	1,136,363

Diluted:
Net income (loss) attributable to common stock	$(4,227,452)		9,043,282		$(0.47)	$3,997,955	14,325,108	$0.28

(a)	Anti-dilutive.

6. Commodity Price Hedges

Contango periodically enters into commodity derivative contracts. These contracts, which are placed with companies that the Company believes are minimal credit risks, may take the form of futures contracts, swaps or options. In June 1998, the FASB issued SFAS 133. In June 2000, the FASB issued SFAS 138, “Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in a derivative’s fair value be recognized currently

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in earnings unless specific hedge criteria are met. The Company recognizes the changes in the derivative’s fair value in its income statement under “Gain (loss) from hedging activities”. The derivative contracts call for the Company to receive, or make, payments based upon the differential between a fixed and a variable commodity price as specified in the contract. The table below sets forth the Company’s hedging activities for the periods indicated.

	Three Months Ended		YTD Total December 31, 2002
	September 30, 2002	December 31, 2002
Mark-to-market reversal of prior period unrealized recognized loss	$125,674	$228,615	$125,674
Net cash received (paid) from swap settlements/options purchased or sold	109,585	(1,181,472)	(1,071,887)
Mark-to-market gain (loss) unrealized	(228,615)	759,887	759,887

Gain (loss) from hedging activities	$6,644	$(192,970)	$(186,326)

	Three Months Ended		YTD Total December 31, 2001
	September 30, 2001	December 31, 2001
Mark-to-market reversal of prior period unrealized recognized gain	$(888,400)	$(1,682,408)	$(888,400)
Net cash received from swap settlements	3,689,651	388,648	4,078,299
Mark-to-market gain unrealized	1,682,408	864,528	864,528

Gain (loss) from hedging activities	$4,483,659	$(429,232)	$4,054,427

The table below sets forth the Company’s pricing and notional volumes on open commodity derivative contracts as of December 31, 2002.

Contract Description	Term	Strike Price (1)	Quantity (1)
Natural gas swaps	02/2003 – 03/2003	$4.62	8,000/day
Natural gas puts owned	02/2003 – 12/2003	$4.00	10,000/day
Natural gas calls sold	02/2003	$5.50	2,000/day
Natural gas calls sold	02/2003	$5.75	2,000/day
Natural gas calls sold	03/2003	$5.50	4,000/day

(1)	Prices and quantities per MMbtu.

Although these transactions were designed as economic hedges for a portion of future natural gas and oil production, the Company has elected not to designate these as “hedges” under SFAS No. 133. As a result, gains and losses, representing changes in these derivative instruments’ mark-to-market values, are recognized currently in Contango’s quarterly earnings. The Company’s derivative position as of December 31, 2002 had a mark-to-market value of $759,887.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Uncertainty of Forward-Looking Statements and Information

Some of the statements made in this Form 10-QSB may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. These include such matters as:

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

Since May 2000, we have drilled 41 wells in south Texas, resulting in 31 commercial successes. Substantially all of our current production is from these wells. We also participate in offshore exploration in the Gulf of Mexico both directly and through our ownership interests in Republic Exploration, L.L.C. (33.3% owned), Magnolia Offshore Exploration, L.L.C. (50% owned) and Contango Offshore Exploration, L.L.C. (66.7% owned).

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

Sale of proved properties. From time-to-time as part of our business strategy, we may sell some or a substantial portion of our proved reserves to capture current value, using the sales proceeds to further our exploration activities.

Controlling general and administrative and geological and geophysical costs. Our goal is to be among the highest in the industry in revenue and profit per employee and among the lowest in the industry in general and administrative costs per employee. We plan to continue our program of outsourcing geological, geophysical, reservoir engineering and land functions, and partnering with cost efficient operators whenever possible. We currently have four employees.

Structuring transactions to minimize front-end investments. We seek to maximize returns on capital by minimizing our up-front investments of our own capital in acreage, seismic data and prospect generation. We want our key partners to share in both the risk and the rewards of our success.

Seeking new alliance ventures. While our core focus will remain the domestic exploration and production business, we will also continue to seek alliance ventures with companies and individuals that offer attractive investment opportunities. These opportunities may include domestic or foreign exploration prospects, as well as investments in downstream natural gas assets, including investing in a liquefied natural gas plant in Freeport, Texas.

Structuring incentives to drive behavior. We believe that equity ownership aligns the interests of our partners, employees and stockholders. Our directors and executive officers currently hold approximately 15% of our outstanding common stock. In addition, our alliance agreement with JEX requires JEX to co-invest in every prospect that it recommends to us.

Exploration Alliance with JEX

Under a September 1999 agreement, JEX evaluates natural gas and oil prospects and recommends exploration prospect and proved property acquisition investment opportunities to us. In exchange, we have committed, within various parameters, to invest along with JEX in the recommended prospects and property acquisitions. We also issued 200,000 shares of our common stock to JEX and granted JEX options to purchase 400,000 shares of our common stock. The vesting of those options depends on the success of certain prospects and reserves in which we have invested under the agreement. As of December 31, 2002, 300,000 options had vested.

Contango is normally responsible for acquiring or shooting 3-D seismic data and acquiring leasehold positions, and JEX pays all other cost of generating and preparing a prospect to drill ready status. When drilling begins on a prospect, we are obligated to assign to JEX an overriding royalty interest in our working interest in the prospect. Our agreement with JEX states that this overriding royalty interest shall equal 3.3% of our working interest in the prospect. In practice, this royalty interest is assigned to the JEX exploration team and not to JEX itself. In addition, when our revenues from prospects we invest in under the agreement, net of taxes, royalties and other expenses equals our capital expenditure related to the acquisition and development of the prospects on a well-by-well basis, JEX is entitled to an assignment or automatic reversion of 25% of our working interest in the well. With respect to reserve acquisitions, we have the right, but not the obligation, to purchase up to 95% of the interests available to JEX in proved natural gas and oil reserves.

We may terminate the JEX agreement upon 30 days written notice, and JEX may terminate the agreement upon 180 days notice. If we are in default under the agreement, however, JEX may terminate the agreement upon 30 days written notice.

Onshore Exploration and Properties

Our onshore exploration strategy is to identify prospects using 3-D seismic data and to quickly evaluate, develop and drill economic prospects. Our first significant onshore drilling program was STEP. STEP has proven to be an excellent program for Contango, resulting in 31 economically successful wells out of a 41-well exploration program.

We currently own approximately 71% of the working interests and 53% of the net revenue interests in the STEP properties. Due to on-going geological declines in our anticipated reserves, we anticipate that our net production will decrease to approximately 12 MMcf of natural gas per day and 200 barrels of oil per day by the end of fiscal year 2003. Over 99% of our net reserves and net production are from our STEP properties.

Although we have completed the drilling of our original STEP prospects, we are continuing our exploration efforts and have participated in 3-D seismic shoots in south Texas. The cost of our 47.5% working interest participation is estimated to be approximately $2.9 million. In addition, Contango has acquired 2,000 square miles of 3-D seismic data in the Texas Gulf Coast at a cost of approximately $700,000. Based on the results of this new seismic, we have six new prospects that we expect to drill prior to June 30, 2003.

Offshore Exploration and Joint Ventures

Contango. Contango directly and through various offshore joint ventures conducts exploration activities in the shallow waters of the Gulf of Mexico. To date, Contango has acquired a direct interest in seven offshore leases (see table “Offshore Operations and Properties” below) and has either participated in or farmed out five of these leases. Of the five, Brazos 436 and Eugene Isle 28 are producing, Eugene Island 110#1 and Grand Isle 28 are awaiting installation of production facilities and Grand Isle 24 was released following a dry hole. A second well at Eugene Island, the Eugene Island 110#2, currently is being drilled. Under the farm-out agreements, Contango is carried on exploration and development activities until payout.

Contango also owns an equity interest in several limited liability companies (“LLCs”) formed for the purpose of generating exploration opportunities in water depths of less than 350 feet in the Gulf of Mexico. These LLCs, Republic Exploration, Magnolia Offshore Exploration and Contango Offshore Exploration, have collectively licensed approximately 3,700 blocks of 3-D seismic data and have focused on identifying prospects, acquiring leases at federal and state lease sales and then selling the prospects to third parties subject to timed drilling obligations plus retained reversionary interests in favor of the LLCs. In the future, one or more of these LLCs may elect to retain direct working interest participations in their prospects, and Contango may choose to take a direct working interest in some of these prospects under the same arms-length terms available to industry partners.

Republic Exploration, L.L.C. Contango has invested approximately $6.7 million in cash in Republic Exploration since its formation in August 2000 for a 33.3% interest in Republic Exploration. The other members of Republic Exploration are JEX, its managing member, and a privately held company. Both have comprehensive offshore experience. Republic Exploration holds a non-exclusive license to approximately 1,400 blocks of 3-D seismic data in the shallow waters of the Gulf of Mexico. This data is used to identify, acquire and exploit natural gas and oil prospects. All leases owned by Republic Exploration are subject to a 3.3% overriding royalty interest in favor of the JEX exploration team.

Since inception, Republic Exploration has acquired 11 offshore leases. Of the 11, Republic Exploration has entered into farm-out agreements with respect to six. Of these, three have been drilled successfully, and three have resulted in dry holes. A delineation well in connection with Eugene Island 110, the Eugene Island 110#2, is currently being drilled. Under the farm-out agreements, Republic Exploration is carried on exploration and development activities and receives a reversionary interest upon payout of each block; therefore, it will not own an interest or receive any cash flow in a block until after the occurrence of payout. We expect Republic Exploration will participate in future state and federal offshore lease sales.

Magnolia Offshore Exploration, L.L.C. Contango purchased a 50% interest in Magnolia Offshore Exploration in October 2001. JEX is the only other member and acts as the managing member. In March 2002, Magnolia Offshore Exploration was the high bidder on three blocks offshore Louisiana in the Gulf of Mexico lease sale. Viosca Knoll 211 has been farmed out, with drilling operations expected to commence late in the first quarter of 2003. The remaining two blocks are available for farm-out. These leases are subject to a 3.3% overriding royalty interest in favor of the JEX exploration team and a net profits interest in favor of the entity that contributed the 3-D seismic data. In November 2002, the members made the decision to limit the activities of Magnolia Offshore Exploration to its three existing leases; thus, no additional leases will be acquired. Contango’s current investment in Magnolia Offshore Exploration is approximately $713,000.

Contango Offshore Exploration, L.L.C. Contango purchased a 66.7% interest in Contango Offshore Exploration in September 2002. JEX is the only other member, who acts as the managing member. Contango Offshore Exploration’s activities will be focused on identifying and purchasing prospects in the Gulf of Mexico and selling them to third parties, retaining a reversionary interest. To date, Contango Offshore Exploration has spent approximately $4.4 million attributable to 2,294 blocks of 3-D seismic data in the Gulf of Mexico but has not yet acquired any lease blocks. All leases will be subject to a 3.3% overriding royalty interest in favor of the JEX exploration team. We expect Contango Offshore Exploration to participate in future state and federal offshore lease sales.

Offshore Operations and Properties

The following table lists offshore Gulf of Mexico blocks that have been previously leased or are currently leased by us and related entities as well as certain other information with respect to the offshore blocks as of February 10, 2003:

Area/Block	Contango	Republic Exploration	Magnolia Offshore Exploration	Contango Offshore Exploration	When Acquired	Status
Brazos 436	x	—	—	—	Jul-00	Producing
Eugene Island 28	x	—	—	—	Mar-00	Producing
Eugene Island 110	x	x	—	—	Jul-01	Well #1waiting on production facilities; Well #2 is drilling
Grand Isle 24	x	x	—	—	Apr-01	Dry hole; block released 08/2002
Grand Isle 28	x	x	—	—	Apr-01	Well #1 waiting on production facilities
East Cameron 107	x	x	—	—	May-01	Available for farm-out
Eugene Island 113B	x	x	—	—	May-01	Subject to farm-out option
High Island 25L, N/2NE	—	x	—	—	Jan-01	Producing
High Island 53L, NE,NW	—	x	—	—	Oct-00	Available for farm-out
Galveston 149L	—	x	—	—	Jul-00	Dry hole, block released
West Cameron 200	—	x	—	—	May-02	Dry hole
Vermilion 73	—	x	—	—	Jul-02	Available for farm-out
West Delta 36	—	x	—	—	May-02	Available for farm-out
Ship Shoal 155	—	—	x	—	May-02	Available for farm-out
Viosca Knoll 75	—	—	x	—	May-02	Available for farm-out
Viosca Knoll 211	—	—	x		Jul-02	Farmed out; expected spud 1Q 2003

Total blocks	7	11	3	—

The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico as of February 10, 2003:

		Contango		Republic Exploration(1)		Magnolia Offshore Exploration(1)		Contango Offshore Exploration(1)
Area/Block	Location	WI	NRI	WI	NRI	WI	NRI	WI	NRI
Brazos 436	OCS(WGOM)	13.6%	10.8%	*	*	*	*	*	*
Eugene Island 28	OCS (CGOM)	21.4%	15.3%	*	*	*	*	*	*
Eugene Island 110	OCS (CGOM)	(2)	(2)	(2)	(2)	*	*	*	*
Grand Isle 28	OCS (CGOM)	(2)	(2)	(2)	(2)	*	*	*	*
East Cameron 107	OCS (CGOM)	33.8%	27.0%	66.2%	53.0%	*	*	*	*
Eugene Island 113B	OCS (CGOM)	33.8%	27.0%	66.2%	53.0%	*	*	*	*
High Island 25L, N/2 NE	TX State Waters	*	*	(3)	(3)	*	*	*	*
High Island 53L, NE, NW	TX State Waters	*	*	100.0%	74.2%	*	*	*	*
Vermilion 73	OCS (CGOM)	*	*	100.0%	80.0%	*	*	*	*
West Delta 36	OCS (CGOM)	*	*	100.0%	80.0%	*	*	*	*
Ship Shoal 155	OCS (CGOM)	*	*	*	*	100.0%	80.0%	*	*
Viosca Knoll 75	OCS (CGOM)	*	*	*	*	100.0%	80.0%	*	*
Viosca Knoll 211	OCS (CGOM)	*	*	*	*	(4)	(4)	*	*

*	Indicates no interest in lease block.
(1)	Contango has a 33.3% interest in Republic Exploration, 50% interest in Magnolia Offshore Exploration (subject to a net profits interest to provider of seismic data) and 66.7% interest in Contango Offshore Exploration.
(2)	At project payout, Contango and Republic Exploration will have the option to take a 25% working interest (8.44% WI/ 6.75% NRI and 16.56% WI/13.25% NRI, respectively) or a 10% overriding royalty interest (3.4% and 6.6%, respectively).
(3)	After project payout, Republic Exploration will receive a 25% working interest (19.2% net revenue interest).
(4)	At project payout, Magnolia Offshore Exploration will have the option to take a 25% working interest (20% net revenue interest, subject to a net profits interest) or a 10% overriding royalty interest (subject to a net profits interest).

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

Successful Efforts Method of Accounting. We follow the successful efforts method of accounting for our natural gas and oil business. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Proved natural gas and oil properties are reviewed quarterly, and, if required, the proved properties are written down to their estimated fair value. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying amount, and any such impairment is charged to expense in the period. Estimated fair value includes the estimated present value of all reasonably expected future production, prices and costs. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs, including 3-D seismic expenditures, are expensed as incurred. The provision for depreciation, depletion and amortization is based on the capitalized costs as determined above and is on a cost center by cost center basis using the units of production method, with lease acquisition costs amortized over total proved reserves and other costs amortized over proved developed reserves. We create cost centers on a well-by-well basis for all of our natural gas and oil activities.

Consolidation Principles. Our consolidated financial statements include the accounts of Contango Oil & Gas Company and our subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly owned subsidiaries are fully consolidated. Subsidiaries not wholly owned, such as 33.3% owned Republic Exploration, 50.0% owned Magnolia Offshore Exploration and 66.7% owned Contango Offshore Exploration are not controlled by us and are proportionately consolidated. By agreement, Republic Exploration, Magnolia Offshore Exploration and Contango Offshore Exploration have disproportionate allocations of their profits and losses among the owners. Accordingly, we determine our income or losses from the ventures based on a hypothetical liquidation determination of how increases or decreases in the book value of the ventures’ net assets will ultimately affect our cash payments in the event of dissolution.

By agreement, since we were the only owner that contributed cash to Republic Exploration and Magnolia Offshore Exploration, we consolidated 100% of the ventures’ net assets and results of operations until the ventures expended all of our initial cash contributions. Subsequent to that event, the owners’ share in the net assets of the ventures is based on their stated ownership percentages. By agreement, the owners in Contango Offshore Exploration immediately share in the net assets of Contango Offshore Exploration, including our initial cash contribution, based on their stated ownership percentages. The other owners of Republic Exploration, Magnolia Offshore Exploration and Contango Offshore Exploration contributed seismic data and related geological and geophysical services to the ventures.

During the quarter ended December 31, 2002, both Republic Exploration and Magnolia Offshore Exploration fully expended our initial cash contributions to the ventures thereby triggering a change in profit and loss allocations. This triggering event earned the other partners in Republic Exploration and

Magnolia Offshore Exploration the right to receive their proportionate share of our initial investment in Republic Exploration and Magnolia Offshore Exploration. As such, we proportionately consolidated 33.3% of Republic Exploration’s and 50.0% of Magnolia Offshore Exploration’s net assets as of December 31, 2002, as opposed to 100% of each ventures’ net assets as of September 30, 2002. The reduction of our ownership in the net assets of Republic Exploration and Magnolia Offshore Exploration resulted in a non-cash exploration expense of approximately $4.2 million and approximately $200,000, respectively. Our cash contributions to Contango Offshore Exploration during the quarter ended December 31, 2002 that were expended for geological and geophysical data resulted in an approximate $4.1 million exploration expense. Our proportionate share of the ventures’ cash balances is classified as other long-term assets since it is expected those funds will be expended for their intended purposes.

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

Stock Options. We expense the cost of all Contango stock options beginning with stock options granted during the fiscal year ended June 30, 2002. The Company has adopted the fair value based method of recording stock options contained in SFAS 123, “Accounting for Stock-Based Compensation”. All employee stock option grants will be expensed over each stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. The Company recorded an expense of $31,944 and $53,027 for the three and six months ended December 31, 2002 from the application of this accounting standard.

Recently Issued Accounting Standards. The FASB has issued three new pronouncements, SFAS 143, “Accounting for Asset Retirement Obligations”, SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS 146, “Accounting for Costs Associated with Exit and Disposal Activities”.

SFAS 143 requires companies to record a liability relating to the retirement of tangible long-lived assets. When the liability is initially recorded, a company increases the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS 143 on July 1, 2002 and recorded an asset retirement obligation of $195,732 related to the Company’s legal obligation to plug and abandon its oil and gas wells. The Company determined that the asset retirement obligation as of July 1, 2001 would not be materially different than the liability recorded on July 1, 2002. The Company considers that the cumulative effect of initially applying SFAS 143 is not material to the Consolidated Statement of Operations.

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

MD&A Summary Data

The table below sets forth, for the periods indicated, summary information discussed below.

	Three Months Ended December 31,			Six Months Ended December 31,
	2002	2001	Change	2002	2001	Change
Natural gas and oil sales	$7,714,265	$4,206,035	83%	$14,731,758	$9,988,892	47%
Gain (loss) from hedging activities	$(192,970)	$(429,232)	-55%	$(186,326)	$4,054,427	-105%

Production:
Natural gas (thousand cubic feet per day)	17,466	15,956	9%	18,043	16,403	10%
Oil and condensate (barrels per day)	417	412	1%	417	427	-2%

Average sales price:
Natural gas (per thousand cubic feet)	$4.21	$2.45	72%	$3.84	$2.77	39%
Oil and condensate (per barrel)	$24.63	$17.54	40%	$25.85	$21.18	22%

Operating expenses	$1,671,028	$1,066,693	57%	$2,730,799	$1,691,746	61%
Exploration expenses	$9,368,212	$1,633,223	474%	$11,908,144	$2,522,836	372%
Depreciation, depletion and amortization	$2,187,751	$1,533,723	43%	$4,576,510	$3,113,205	47%
General and administrative expense	$659,751	$426,094	55%	$1,073,093	$805,911	33%
Interest expense	$169,583	$45	*	$353,903	$9,362	*
Interest income	$9,903	$94,161	-89%	$21,165	$134,934	-84%
Gain on sale of assets and other	$—	$64,873	-100%	$36,150	$118,920	-70%

*	Not meaningful

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $7.7 million for the three months ended December 31, 2002, up from approximately $4.2 million reported for the three months ended December 31, 2001. This increase was attributable primarily to increases in the price received for natural gas and oil production.

Natural Gas and Oil Production and Average Sales Prices. For the three months ended December 31, 2002, our net natural gas production increased from approximately 16.0 million cubic feet of natural gas per day to approximately 17.5 million cubic feet of natural gas per day. Net oil production for the period increased slightly from 412 barrels of oil per day to 417 barrels of oil per day. For the three months ended December 31, 2002, prices for natural gas and oil were $4.21 per Mcf and $24.63 per barrel, up from $2.45 per Mcf and $17.54 per barrel for the three months ended December 31, 2001.

Loss from Hedging Activities. We reported a loss from hedging activities for the three months ended December 31, 2002 of approximately $193,000. This loss included an approximate $1.18 million realized loss primarily resulting from the expensing of the $1.06 million cost to purchase our $4.00 natural gas puts during the period and an unrealized gain of approximately $988,500 that included a $845,000 mark to market valuation of our $4.00 puts as of December 31, 2002. For the three months ended December 31, 2001, we recognized a loss from hedging activities of approximately $429,200 million (see footnote 6 to Notes to Consolidated Financial Statements).

Operating Expenses. Operating expenses, including severance taxes, for the three months ended December 31, 2002 were approximately $1.7 million, an increase of approximately $600,000 from the $1.1 million reported for the three months ended December 31, 2001. Of the $1.7 million reported for the three months ended December 31, 2002, approximately $1.1 million was attributable to lease operating expense and ad valorem taxes, and approximately $563,100 was attributable to production and severance taxes. Operating expenses for the three months ended December 31, 2001 included approximately $784,900 of lease operating expenses and ad valorem taxes, and $281,700 of production and severance taxes. The increase in operating expenses for the three months ended December 31, 2002 was attributable to increases in production and severance taxes as a result of higher production revenues, greater ad valorem taxes and operating expenses as a result of increased working interests in our STEP properties and to higher overall costs of operations.

Exploration Expense. We reported approximately $9.4 million of exploration expenses for the three months ended December 31, 2002. Of this amount, approximately $3.3 million was attributable to the cost to acquire 3-D seismic data offshore in the Gulf of Mexico, approximately $1.2 million was the cost to shoot 3-D seismic in south Texas and $475,000 was to acquire seismic data in south Texas. An additional $4.4 million was attributable to a reduction of our ownership in the net assets of Republic Exploration and Magnolia Offshore Exploration (see footnote 1 to Notes to Consolidated Financial Statements and “Critical Accounting Policies – Consolidation Principles” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations). For the three months ended December 31, 2001, we reported approximately $1.6 million of exploration expenses. This amount primarily was attributable to the expensing $1.4 million for dry holes drilled on our STEP properties and seismic expenses attributable to data offshore in the Gulf of Mexico of approximately $239,200.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended December 31, 2002 was approximately $2.2 million. This primarily was attributable to depletion and amortization related to increased production at our STEP properties as well as increased costs of proved properties resulting from acquisitions completed during the period from January 2002 through July 2002. For the three months ended December 31, 2001, we recorded approximately $1.5 million of depreciation, depletion and amortization. This primarily was attributable to depletion and amortization related to production from our STEP properties.

General and Administrative Expense. General and administrative expense increased approximately $233,700, from approximately $426,100 for the three months ended December 31, 2001 to approximately $659,800 for the three months ended December 31, 2002, with most of the increase being attributable to a one-time $192,100 charge related to a proposed sale of our STEP properties.

Components of general and administrative expense for the three months ended December 31, 2002 included approximately $128,000 in salaries and benefits, $381,700 in legal, accounting, engineering and other professional fees, $26,600 in insurance, $91,000 in office administration and $32,500 in other expenses. Included in legal, accounting, engineering and other professional fees was a one-time charge of approximately $192,100 related to a proposed sale of our STEP properties. We are no longer considering the sale of these properties. Also, included in other expenses were expenses of approximately $15,600 attributable to activities of Republic Exploration, Magnolia Offshore Exploration and Contango Offshore Exploration.

Interest Expense. We reported interest expense of approximately $169,600 for the three months ended December 31, 2002. This was attributable to borrowings under our bank line of credit. We had no bank borrowings during the three months ended December 31, 2001.

Six Months Ended December 31, 2002 Compared to Six Months Ended December 31, 2001

Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $14.7 million for the six months ended December 31, 2002, up from approximately $10.0 million reported for the six months ended December 31, 2001. This increase was attributable primarily to increases in the price received for natural gas and oil production.

Natural Gas and Oil Production and Average Sales Prices. For the six months ended December 31, 2002, our net natural gas production increased from approximately 16.4 million cubic feet of natural gas per day to approximately 18.0 million cubic feet of natural gas per day. Net oil production for the period was down slightly from 427 barrels of oil per day to 417 barrels of oil per day. For the six months ended December 31, 2002, prices for natural gas and oil were $3.84 per Mcf and $25.85 per barrel, up from $2.77 per Mcf and $21.18 per barrel for the six months ended December 31, 2001.

Gain (loss) from Hedging Activities. We reported a loss from hedging activities for the six months ended December 31, 2002 of approximately $186,300. This loss included an approximate $1.07 million realized loss primarily resulting from the expensing of the $1.06 million cost to purchase our $4.00 natural gas puts during the period and an unrealized gain of approximately $988,500 that included a $845,000 mark to market valuation of our $4.00 puts as of December 31, 2002. For the six months ended December 31, 2001, we recognized a gain from hedging activities of approximately $4.05 million and lease operating expenses. This gain consisted of an approximate $4.1 million gain realized on settlements of swap derivative agreements and an unrealized loss of approximately $23,900 (see footnote 6 to Notes to Consolidated Financial Statements).

Operating Expenses. Operating expenses, including severance taxes, for the six months ended December 31, 2002 were approximately $2.7 million, an increase of approximately $1.0 million from the $1.7 million reported for the six months ended December 31, 2001. Of the $2.7 million reported for the six months ended December 31, 2002, approximately $1.7 million was attributable to lease operating expense and ad valorem taxes, and approximately $1.0 million was attributable to production and severance taxes. Operating expenses for the six months ended December 31, 2001 included approximately $1.0 million of lease operating expenses and ad valorem taxes, and approximately $668,000 of production and severance taxes. The increase in operating expenses for the six months ended December 31, 2002 was attributable to increases in production and severance taxes as a result of higher production revenues, greater ad valorem taxes and lease operating expenses as a result of increased working interests in our STEP properties and to higher overall costs of operations.

Exploration Expense. We reported approximately $11.9 million of exploration expenses for the six months ended December 31, 2002. Of this amount, approximately $4.2 million was attributable to the cost to acquire 3-D seismic data offshore in the Gulf of Mexico, approximately $2.2 million was the cost to shoot 3-D seismic in south Texas and approximately $736,300 was to acquire seismic data in south Texas. Of the remaining $4.8 million, approximately $4.4 million was attributable to a reduction of our ownership in the net assets of Republic Exploration and Magnolia Offshore Exploration (see footnote 1 to Notes to Consolidated Financial Statements and “Critical Accounting Policies—Consolidation Principles” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) and approximately $368,500 was attributable to a dry hole drilled on our STEP properties. For the six months ended December 31, 2001, we reported approximately $2.5 million of exploration expenses. This amount primarily was attributable to the expensing of dry holes drilled on our STEP properties of $2.3 million and seismic expense attributable to data offshore in the Gulf of Mexico of approximately $244,600.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the six months ended December 31, 2002 was approximately $4.6 million. This primarily was attributable to depletion and amortization related to increased production at our STEP properties as well as increased costs of proved properties resulting from acquisitions completed during the period from January 2002 through July 2002. For the six months ended December 31, 2001, we recorded approximately $3.1 million of depreciation, depletion and amortization. This primarily was attributable to depletion and amortization related to production from our STEP properties.

General and Administrative Expense. General and administrative expense increased approximately $267,200, from approximately $805,900 for the six months ended December 31, 2001 to approximately $1.1 million for the six months ended December 31, 2002, with most of the increase being attributable to a one-time $192,100 charge related to a proposed sale of our STEP properties. Components of general and administrative expense for the six months ended December 31, 2002 included approximately $252,100 in salaries and benefits, $488,100 in legal, accounting, engineering and other professional fees, $64,900 in insurance, $207,600 in office administration and $60,400 in other expenses. Included in legal, accounting, engineering and other professional fees was a one-time charge of approximately $192,100 related to a proposed sale of our STEP properties. We are no longer considering the sale of these properties. Also, included in other expenses were expenses of approximately $89,100 attributable to activities of Republic Exploration, Magnolia Offshore Exploration and Contango Offshore Exploration.

Interest Expense. We reported interest expense of approximately $353,900 for the six months ended December 31, 2002. This was attributable to borrowings under our bank line of credit. We had no bank borrowings during the six months ended December 31, 2001.

Production, Price, Operating Expenses and EBITDAX

The following table presents information regarding the production volumes, average sales prices received and average production costs associated with our sales of natural gas and oil for the periods indicated.

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Production:
Natural gas (thousand cubic feet)	1,606,846	1,467,991	3,319,914	3,018,231
Oil and condensate (barrels)	38,398	37,867	76,645	78,584
Total (thousand cubic feet equivalent)	1,837,234	1,695,193	3,779,784	3,489,735
Natural gas (thousand cubic feet per day)	17,466	15,956	18,043	16,403
Oil and condensate (barrels per day)	417	412	417	427
Total (thousand cubic feet equivalent per day)	19,968	18,428	20,545	18,965

Average sales price:
Natural gas (per thousand cubic feet)	$4.21	$2.45	$3.84	$2.77
Oil and condensate (per barrel)	$24.63	$17.54	$25.85	$21.18
Total (per thousand cubic feet equivalent)	$4.20	$2.48	$3.90	$2.86

Operating expenses (per thousand cubic feet equivalent):
Production and severance taxes	$0.31	$0.17	$0.27	$0.19
Lease operating expense (before taxes)	0.60	0.46	0.45	0.30

Total operating expenses	$0.91	$0.63	$0.72	$0.49

Other expenses (per thousand cubic feet equivalent):
Depreciation, depletion and amortization of natural gas and oil properties	$1.17	$0.89	$1.19	$0.88
General and administrative expense	$0.36	$0.25	$0.28	$0.23

EBITDAX (1)	$5,190,516	$2,348,889	$10,777,690	$11,664,582

(1)	EBITDAX is defined as earnings before interest, income taxes, depreciation, depletion and amortization, impairment expense and expensed exploration expenditures.

Capital Resources and Liquidity

During the six months ended December 31, 2002, we funded our activities with cash on hand, internally generated cash flow and borrowings under our credit facility. EBITDAX for the three months ended December 31, 2002 more than doubled from approximately $2.3 million for the three months ended December 31, 2001 to approximately $5.2 million. EBITDAX for the six months ended December 31, 2002 was approximately $10.8 million, down from EBITDAX for the six months ended December 31, 2001 of approximately $11.7 million.

At February 10, 2002, we had approximately $340,000 in cash on hand, $17.0 million borrowed under our credit facility and $9.2 million of funds available under our credit facility.

During the fiscal year ended June 30, 2002, we increased our ownership interest in our STEP properties in four separate transactions at a total cost of approximately $23.4 million. In July 2002, we further increased our ownership in our STEP properties at a cost of approximately $2.6 million. At anticipated production levels and current commodity price levels, we expect to have EBITDAX of approximately $1.5 - $2.0 million per month through our June 30, 2003 fiscal year end. Lower prices for natural gas and oil, unanticipated declines in production, operational problems or other unforeseen circumstances could prevent us from realizing this level of EBITDAX. Current levels of production are approximately 16.0 million cubic feet of natural gas and 300 barrels of oil per day. Production is anticipated to decline to approximately 12 million cubic feet of natural gas and 200 barrels of oil per day by the end of fiscal year 2003 absent any increases resulting from future drilling activities.

Although we have completed our original drilling program on our STEP properties, we are continuing our exploration efforts in the Texas Gulf Coast. At the beginning of our fiscal year 2003, we committed ourselves to an aggressive seismic program, both offshore in the Gulf of Mexico and onshore in the Texas Gulf Coast. We have paid a total of $11.5 million to acquire 3,694 blocks of 3-D seismic offshore in the Gulf of Mexico and over 2,000 square miles of 3-D seismic onshore in the Texas Gulf Coast. Based on the evaluation of this new seismic data, we have six new onshore south Texas prospects that we expect to drill prior to June 30, 2003. Without additional outside sources of funds, our capital expenditures for our fiscal year ending June 30, 2003 will be limited to approximately $20.0 million.

We believe that our cash on hand, our anticipated cash flow from operations and funds available under our credit facility will be adequate to satisfy our currently planned $15.0 to $20.0 million capital expenditures for our 2003 fiscal year. The Company may need to seek additional equity or other financing alternatives to fund acquisitions, pursue an expanded exploration program or to take advantage of other opportunities that may become available. In addition, we may from time-to-time as part of our business strategy sell some or a substantial portion of our assets as a means of raising capital to further our exploration activities. The availability of such funds and our ability to sell assets on a favorable basis will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations.

Credit Facility

Our credit facility is a secured, reducing revolving line of credit with Guaranty Bank, FSB that matures in June 2004. Effective December 1, 2002, the hydrocarbon borrowing base was increased to $27.5 million. This amount reduces by $670,000 per month the first day of each month beginning January 1, 2003. Borrowings under the credit facility bear interest, at our option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent ( 1/4%) per annum. Additionally, we pay a quarterly commitment fee of three-eighths percent ( 3/8%) per annum on the average availability under the credit facility. The hydrocarbon borrowing base is subject to semi-annual redetermination based primarily on the value of our proved reserves. The credit facility requires the maintenance of certain ratios, including those related to working capital, funded debt to EBITDAX, and debt service coverage, as defined in the credit facility. Additionally, the credit facility contains certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell assets, pay dividends and reacquire or otherwise acquire or redeem capital stock. Failure to maintain required financial ratios or comply with the credit facility’s covenants can result in a default and acceleration of all indebtedness under the credit facility.

As of December 31, 2002, approximately $19.4 million was outstanding under the credit facility, and we were in compliance with all financial covenants and ratios. As of February 10, 2003, $17.0 million was outstanding under the credit facility, and we had $9.2 million of loan availability.

Natural Gas and Oil Reserves

The following table presents our estimated net proved, developed producing natural gas and oil reserves and the pre-tax net present value of our reserves at December 31, 2002, based on a reserve report generated by W.D. Von Gonten & Co. The pre-tax net present value is not intended to represent the current market value of the estimated natural gas and oil reserves we own.

The pre-tax net present value of future cash flows attributable to our proved developed producing reserves as of December 31, 2002 was determined by the December 31, 2002 prices of $4.58 per MMbtu for natural gas at the Houston Ship Channel and $31.20 per barrel of oil at Koch’s South Texas Crude Oil Posting, in each case before adjusting for basis, transportation costs, and Btu content.

Proved Developed Producing Reserves as of December 31, 2002
Natural gas (MMcf)	24,233
Oil and condensate (Bbls)	303,524
Total proved reserves (MMcfe)	26,054

Pre-tax net present value	$70,058,453

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

Quantitative and Qualitative Disclosures about Market Risk

Commodity Risk. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the six months ended December 31, 2002, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximate $1.5 million impact on our revenues.

Hedging Activities. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil. These prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our credit facility is subject to periodic redetermination based in part on changing expectations of future prices of natural gas and oil. Lower prices may also reduce the amount of natural gas and oil that we can economically produce. For the six months ended December 31, 2002, we recognized a loss of approximately $186,300 from hedging activities.

From time to time, we enter into hedging arrangements on a portion of our anticipated natural gas and oil production as a part of our overall risk management strategy. The following table provides our pricing and notional volumes on open commodity derivative contracts as of February 10, 2003.

Description	Term	Strike Price (1)	Quantity (1)
Natural gas swaps sold	03/2003	$4.62	8,000/day
Natural gas puts owned	03/2003	$4.00	10,000/day
Natural gas calls sold	03/2003	$5.25	2,000/day
Natural gas calls sold	03/2003	$5.50	4,000/day
Natural gas calls sold	03/2003	$5.50	2,000/day
Natural gas calls sold	03/2003	$6.00	5,000/day
Natural gas calls sold	04/2003	$5.75	6,000/day
Natural gas calls sold	04/2003	$6.00	4,000/day
Costless natural gas collar	04/2003—10/2003	$4.50—$6.00	10,000/day
Natural gas calls sold	05/2003—07/2003	$5.25	5,000/day
Natural gas calls sold	05/2003—07/2003	$5.50	5,000/day
Natural gas puts owned	11/2003—12/2003	$4.00	10,000/day

(1)	Prices and quantities per MMbtu.

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

Interest Rate Risk. The carrying value of our debt approximates fair value. At December 31, 2002, we had approximately $19.4 million of total long-term debt, all of which was outstanding under our credit facility. The credit facility matures in June 2004 and bears interest, at our option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent ( 1/4%) per annum. The average interest rate on long-term debt at December 31, 2002 was 3.41%. The result of a 10%

fluctuation in short-term rates would have had an approximate $35,300 impact on interest expense for the six months ended

December 31, 2002.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The results of the annual meeting of stockholders held on November 8, 2002, were reported by the Company on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

The following is a list of exhibits filed as part of this Form 10-QSB. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation. (8)

3.2	Bylaws of Contango Oil & Gas Company, a Delaware corporation. (8)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (8)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation. (18)

4.1	Facsimile of common stock certificate of the Company. (1)

4.2	Certificate of Designations, Preferences and Relative Rights and Limitations for Series A Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (8)

4.3	Certificate of Designations, Preferences and Relative Rights and Limitations for Series B Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (8)

10.1	Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C. (2)

10.2	Securities Purchase Agreement between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (15)

10.3	Warrant to Purchase Common Stock between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)

10.4	Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)

10.5	Securities Purchase Agreement by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund, dated June 8, 2000. (4)

10.6	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West. (5)

10.7	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund. (5)

10.8	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated. (5)

10.9	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. (5)

10.10	Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, LLC. dated effective as of September 1, 1999. (6)

10.11	Securities Purchase Agreement dated September 27, 2000 by and between Contango Oil & Gas Company and Aquila Energy Capital Corporation. (7)

10.12	Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (9)

10.13	First Amendment dated as of January 8, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (10)

10.14	Asset Purchase Agreement by and among Juneau Exploration, L.P. and Contango Oil & Gas Company dated January 4, 2002. (10)

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

10.18	Second Amendment dated as of February 13, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (13)

10.19	Waiver dated as of March 25, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (13)

10.20	Option Purchase Agreement between Contango Oil & Gas Company and Cheniere Energy, Inc. dated June 4, 2002. (16)

10.21	Waiver and Third Amendment dated as of April 26, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (17)

10.22	Fourth Amendment dated as of September 9, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (17)

21.1	Subsidiaries of the Company. (17)

23.1	Consent of W.D. Von Gonten & Co. †

99.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
1.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
2.	Filed as an exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.
3.	Filed as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on February 14, 2000.
4.	Filed as an exhibit to the Company’s report on Form 8-K, dated June 8, 2000, as filed with the Securities and Exchange Commission on June 14, 2000.
5.	Filed as an exhibit to the Company’s report on Form 8-K, dated August 24, 2000, as filed with the Securities and Exchange Commission of September 8, 2000.
6.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.
7.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 27, 2000, as filed with the Securities and Exchange Commission on October 3, 2000.
8.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
9.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2001, as filed with the Securities and Exchange Commission on September 21, 2001.
10.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2002, as filed with the Securities and Exchange Commission on January 8, 2002.
11.	Filed as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 2001, as filed with the Securities and Exchange Commission on February 14, 2002.

12.	Filed as an exhibit to the Company’s report on Form 8-K, dated March 8, 2002, as filed with the Securities and Exchange Commission on March 15, 2002.
13.	Filed as an exhibit to the Company’s report filed on Form 10-QSB for the quarter ended March 31, 2002, dated May 2, 2002, as filed with the Securities and Exchange Commission.
14.	Filed as an exhibit to the Company’s report on Form 8-K, dated March 28, 2002, as filed with the Securities and Exchange Commission on April 3, 2002.
15.	Filed as an exhibit to the Company’s Form 10-QSB/A for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on June 4, 2002.
16.	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-89900) as filed with the Securities and Exchange Commission on June 14, 2002.
17.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on September 26, 2002.
18.	Filed as an exhibit to the Company’s report filed on Form 10-QSB for the quarter ended September 30, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: February 12, 2002	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman and Chief Executive Officer
(Principal Executive and Financial Officer)

Date: February 12, 2002	By:	/s/ LESIA BAUTINA
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

Date: February 12, 2003

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

10.18	Second Amendment dated as of February 13, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.

10.19	Waiver dated as of March 25, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.

10.20	Option Purchase Agreement between Contango Oil & Gas Company and Cheniere Energy, Inc. dated June 4, 2002.

10.21	Waiver and Third Amendment dated as of April 26, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.

10.22	Fourth Amendment dated as of September 9, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001.

21.1	Subsidiaries of the Company.

23.1	Consent of W.D. Von Gonten & Co.

99.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.