Form 10-Q
period 2003-09-30
CONTANGO OIL & GAS CO
filed 2003-11-13
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission file number 000-24971

CONTANGO OIL & GAS COMPANY

(Exact name of small business issuer as specified in its charter)

DELAWARE	95-4079863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3700 BUFFALO SPEEDWAY, SUITE 960

HOUSTON, TEXAS 77098

(Address of principal executive offices)

(713) 960-1901

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock, par value $0.04 per share, outstanding as of November 10, 2003 was 9,321,471.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

All references in this Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and Subsidiaries. Unless otherwise noted, all information in this Form 10-Q relating to natural gas and oil reserves and the estimated future net cash flows attributable to those reserves are based on estimates prepared by independent engineers and are net to our interest.

WEBSITE ACCESS TO REPORTS

General information about us can be found on our Website at www.mcfx.biz. Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our Website as soon as reasonably practicable after we file or furnish them to the Securities and Exchange Commission.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2003	June 30, 2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$243,527	$219,242
Accounts receivable, net	4,218,043	6,039,779
Advances to operators	655,898	—
Price hedge contracts	24,071	—
Marketable equity securities	862,325	676,500
Other	198,163	96,115

Total current assets	6,202,027	7,031,636

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	52,168,731	55,125,109
Unproved properties, not being amortized	2,828,878	3,065,188
Furniture and equipment	130,524	126,388
Accumulated depreciation, depletion and amortization	(23,107,241)	(21,574,673)

Total property, plant and equipment	32,020,892	36,742,012

OTHER ASSETS:
Cash and other assets held by affiliates	1,347,302	784,656
Investment in LNG project	1,150,000	850,000
Investment in partnership	72,500	72,500
Deferred income tax asset	1,203,959	568,024
Facility fee	162,708	177,500
Other assets	31,057	78,612

Total other assets	3,967,526	2,531,292

TOTAL ASSETS	$42,190,445	$46,304,940

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2003	June 30, 2003
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$549,450	$681,425
Accrued exploration and development	72,500	1,011,098
Income taxes payable	2,307,753	734,312
Price hedge contracts	—	58,171
Short term hedge payable	—	102,486
Other accrued liabilities	133,796	229,937
Current portion of long-term debt	1,670,900	5,890,000

Total current liabilities	4,734,399	8,707,429

LONG-TERM DEBT	14,260,000	16,460,000

ASSET RETIREMENT OBLIGATION	186,299	191,664

DEFERRED CREDITS	83,333	208,333

SHAREHOLDERS’ EQUITY:

Convertible preferred stock, 8%, Series A, $0.04 par value, 5,000 shares authorized, 2,500 shares issued and outstanding at September 30, 2003 and June 30, 2003, liquidation preference of $1,000 per share	100	100

Convertible preferred stock, 8%, Series B, $0.04 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at September 30, 2003 and June 30, 2003, liquidation preference of $1,000 per share	200	200

Common stock, $0.04 par value, 50,000,000 shares authorized, 11,876,692 shares issued and 9,301,692 outstanding at September 30, 2003, 11,871,076 shares issued and 9,296,076 outstanding at June 30, 2003	473,549	473,399
Additional paid-in capital	21,083,349	21,803,090
Treasury stock at cost (2,575,000 shares)	(6,180,000)	(6,180,000)
Retained earnings	7,549,216	4,640,725

Total shareholders’ equity	22,926,414	20,737,514

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$42,190,445	$46,304,940

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2003	2002
REVENUES:
Natural gas and oil sales	$8,252,504	$7,017,493
Gain from hedging activities	82,242	6,644

Total revenues	8,334,746	7,024,137

EXPENSES:
Operating expenses	1,652,229	1,059,771
Exploration expenses	1,356,113	2,539,932
Depreciation, depletion and amortization	1,793,836	2,388,759
General and administrative expenses	377,107	413,342

Total expenses	5,179,285	6,401,804

INCOME FROM OPERATIONS	3,155,461	622,333

Interest expense	(164,410)	(184,320)
Interest income	14,416	11,262
Gain on sale of marketable securities	645,299	—
Gain on sale of assets and other	1,054,605	36,150

INCOME BEFORE INCOME TAXES	4,705,371	485,425

Provision for income taxes	(1,646,880)	(118,557)

NET INCOME	3,058,491	366,868
Preferred stock dividends	150,000	150,000

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$2,908,491	$216,868

NET INCOME PER SHARE:
Basic	$0.31	$0.02

Diluted	$0.25	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,298,650	9,043,282

Diluted	12,425,936	9,820,496

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,058,491	$366,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,793,836	2,388,759
Exploration expenditures	370,973	374,739
Increase in deferred income taxes	(635,935)	(177,952)
Gain on sale of assets and other	(1,699,904)	(36,150)
Unrealized hedging (gain) loss	(82,242)	102,941
Stock-based compensation	30,407	21,083
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,853,911	627,559
(Increase) decrease in prepaid insurance	(132,961)	76,896
(Decrease) in accounts payable	(359,461)	(657,034)
(Decrease) increase in other accrued liabilities	167,723	(432,627)
(Decrease) increase in income taxes payable	1,573,441	(294,279)
Other	15,381	201

Net cash provided by operating activities	5,953,660	2,361,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(166,751)	—
Increase in cash and other assets held by affiliates	(800,762)	(541,620)
Investment in LNG project	(300,000)	—
Additions to furniture and equipment	(4,136)	(16,237)
Increase in advances to operators	(1,827,447)	(389,325)
Purchase of proved producing reserves	—	(2,602,586)
Increase in payables for capital expenditures	—	139,113
Purchase of marketable equity securities	(375,000)	—
Proceeds from sales of marketable equity securities	834,474	—
Sales costs	(5,281)	—
Proceeds from the sale of assets	4,034,626	—

Net cash (used) provided in investing activities	1,389,723	(3,410,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	8,097,000	4,100,000
Repayments under credit facility	(14,516,100)	(5,450,000)
Preferred stock dividends	(150,000)	(150,000)
Repurchase/cancellation of stock options, warrants and other	(749,998)	—
Debt issue costs	—	(15,000)

Net cash used in financing activities	(7,319,098)	(1,515,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,285	(2,564,651)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	219,242	2,726,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$243,527	$162,194

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$706,000	$590,788

Cash paid for interest	$151,946	$100,973

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2002
	Preferred Stock		Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2002	7,500	$300	9,043,282	$464,732	$21,236,701	$(6,180,000)	$9,576,750	$25,098,483

Net income	—	—	—	—	—	—	366,868	366,868
Expense of stock options	—	—	—	—	21,083	—	—	21,083
Preferred stock dividends	—	—	—	—	—	—	(150,000)	(150,000)

Balance at September 30, 2002	7,500	$300	9,043,282	$464,732	$21,257,784	$(6,180,000)	$9,793,618	$25,336,434

	For the Three Months Ended September 30, 2003
	Preferred Stock		Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2003	7,500	$300	9,296,076	$473,399	$21,803,090	$(6,180,000)	$4,640,725	$20,737,514

Exercise of stock options	—	—	3,750	150	7,350	—	—	7,500
Cashless exercise of stock options	—	—	1,866	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	—	—	3,373	—	—	3,373
Expense of stock options	—	—	—	—	27,034	—	—	27,034
Repurchase/cancellation of stock options and warrants	—	—	—	—	(757,498)	—	—	(757,498)
Net income	—	—	—	—	—	—	3,058,491	3,058,491
Preferred stock dividends	—	—	—	—	—	—	(150,000)	(150,000)

Balance at September 30, 2003	7,500	$300	9,301,692	$473,549	$21,083,349	$(6,180,000)	$7,549,216	$22,926,414

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes included in Contango Oil & Gas Company’s (“Contango” or the “Company”) Form 10-KSB for the fiscal year ended June 30, 2003. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

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

Successful Efforts Method of Accounting. The Company follows the successful efforts method of accounting for its natural gas and oil activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, and any such impairment is charged to expense in the period. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs, such as seismic costs and other geological and geophysical expenses, are expensed as incurred. The provision for depreciation, depletion and amortization is based on the capitalized costs as determined above. Depreciation, depletion and amortization is on a cost center by cost center basis using the unit of production method, with lease acquisition costs amortized over total proved reserves and other costs amortized over proved developed reserves.

When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a cost center basis to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value.

On July 1, 2003, the Company changed its accounting policy for amortizing and impairing the Company’s natural gas and oil properties from a well-by-well cost center basis to a field-by-field cost center basis. Management believes the newly adopted policy is preferable in the circumstances to have greater comparability with other successful efforts natural gas and oil companies by conforming to predominant industry practice. In addition, the field level is consistent with the Company’s operational and strategic assessment of its natural gas and oil investments. The Company determined that the cumulative effect of the change in accordance with APB Opinion No. 20 was immaterial to the consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Recently Issued Accounting Standards. The FASB has recently issued two new pronouncements, Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS149”); and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS150”).

SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133. The amendments set forth in SFAS 149 require that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 20, 2003 (with limited exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively only. The adoption of SFAS 149 has not had to have a material effect on the Company’s financial statements.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, An Interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The Company must adopt FIN 46 for all variable interest entities acquired before January 31, 2003 on October 1, 2003. The Company does not anticipate the adoption of FIN 46 to have any effect on the Company’s financial statements.

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

The Company has determined that the fair value method is preferable to the intrinsic value method previously applied. During the three months ended September 30, 2003 and 2002, the Company recorded a charge of $27,034 and $21,083 to general and administrative expense related to fiscal years 2003 and 2002, respectively. Because compensation expense is recognized over a vesting period, the effect of applying the fair value method in the initial years of implementation may not be representative of the effects on net income (loss) that will be reported in future years.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Although the Company’s hedging transactions generally are designed as economic hedges for a portion of future natural gas and oil production, the Company has elected not to designate the derivative instruments as “hedges” under SFAS No. 133. As a result, gains and losses, representing changes in these derivative instruments’ mark-to-market fair values, are recognized currently in the Company’s earnings (see footnote 6 for more information on hedging activities).

2. Natural Gas and Oil Exploration Risk

The Company’s future financial condition and results of operations will depend upon prices received for its natural gas and oil production and the cost of finding, acquiring, developing and producing reserves. Substantially all of its production is sold under various terms and arrangements at prevailing market prices. Prices for natural gas and oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond the Company’s control. Other factors that have a direct bearing on the Company’s prospects are uncertainties inherent in estimating natural gas and oil reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

3. Liquidity

Management believes that cash on hand, anticipated cash flow from operations and availability under the Company’s bank credit facility (see footnote 4), will be adequate to satisfy planned capital expenditures to fund drilling activities and to satisfy general corporate needs over the next twelve months. The Company may continue to seek additional equity or other financing to fund the Company’s exploration program and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which the Company has no control, as well as the Company’s financial condition and results of operations. There can be no assurances that the Company will have sufficient funds available to finance its intended exploration and development programs or acquisitions. The Company’s exploration drilling program could be adversely affected if sufficient funds are unavailable.

4. Long-Term Debt

Contango’s credit facility is a secured, reducing revolving line of credit with Guaranty Bank, FSB, secured by our natural gas and oil reserves. On September 19, 2003, the borrowing base was redetermined to $24.2 million in two tranches. Tranche A provides for a borrowing base of $21.7 million and matures on June 29, 2006. This amount reduces by $620,000 per month the first day of each month beginning October 1, 2003. Borrowings under Tranche A bear interest, at the Company’s option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent (1/4%) per annum. Additionally, we pay a quarterly commitment fee of three-eighths percent (3/8%) per annum on the average availability of Tranche A. Tranche B provides for a borrowing base of $2.5 million and matures on March 1, 2004. This amount reduces by $425,000 per month the first day of each month beginning October 1, 2003. Borrowings under Tranche B bear interest, at the Company’s option, at either (i) LIBOR plus three percent (3%) or (ii) the bank’s base rate plus three-quarters percent (3/4%) per annum. Additionally, the Company pays a quarterly commitment fee of one-half percent (1/2%) per annum on the average availability under Tranche B. As of September 30, 2003, all outstanding debt under the credit facility was under Tranche A.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company’s long-term debt as of the period indicated was as follows:

September 30, 2003
Outstanding under line of credit	$15,930,900
Current portion of line of credit	(1,670,900)

Total long-term debt	$14,260,000

As of September 30, 2003, the Company was in compliance with its financial covenants, ratios and other provisions of the credit facility. The average interest rate on the Company’s long-term debt at September 30, 2003 was 3.12%.

5. Net Income Per Common Share

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below.

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Income	Shares	Per Share	Income		Shares		Per Share
Basic:
Net income attributable to common stock	$2,908,491	9,298,650	$0.31	$216,868		9,043,282		$0.02

Effect of Dilutive Securities:
Stock options and warrants	—	990,923		—		777,214
Series A preferred stock	50,000	1,000,000		(a	)	(a	)
Series B preferred stock	100,000	1,136,363		(a	)	(a	)

Diluted:
Net income attributable to common stock	$3,058,491	12,425,936	$0.25	$216,868		9,820,496		$0.02

(a)	Anti-dilutive.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Three Months Ended September 30,
	2003	2002
Mark-to-market reversal of prior period unrealized recognized loss	$58,171	$125,674
Net cash received from various swap settlements	—	109,585
Mark-to-market gain (loss) unrealized	24,071	(228,615)

Gain from hedging activities	$82,242	$6,644

The table below sets forth the Company’s pricing and notional volumes on open commodity derivative contracts as of September 30, 2003.

Contract Description	Term	Strike Price (1)	Quantity (1)
Natural gas puts owned	11/2003 – 12/2003	$4.00	10,000/day

(1) Prices and quantities per MMbtu.

Although these transactions were designed as economic hedges for a portion of future natural gas and oil production, the Company has elected not to designate these as “hedges” under SFAS No. 133. As a result, gains and losses, representing changes in these derivative instruments’ mark-to-market values, are recognized currently in Contango’s earnings. The Company’s derivative position as of September 30, 2003 had a mark-to-market gain of $24,071.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Due to the significant volatility in natural gas prices and the potential risk of significant hedging losses if NYMEX natural gas prices spike on the date options settle, the Company’s current policy is to hedge only through the purchase of puts.

7. Shareholders’ Equity

In September 2003, Contango paid $757,498 to certain related parties and cancelled certain stock options and warrants to purchase 336,666 shares of Contango common stock exercisable at $2.00 per share. These stock options and warrants were fully vested. Options to purchase an additional 33,334 shares of Contango common stock were also cancelled. In accordance with the terms of these stock options, vesting would never occur. Contango paid $2.25 per option. The fair market value of each option at the date of cancellation, using the Black-Scholes options-pricing model, was estimated at $2.69. Assumptions used in this estimate were: (i) risk-free interest rate of 3.28 percent; (ii) expected volatility of 36 percent; (iii) expected dividend yield of zero percent; and (iv) underlying stock price at the date of cancellation of $4.55.

8. Gain on Sale of Marketable Securities

As part of the formation of Freeport LNG Development, L.P., Cheniere granted Contango warrants to purchase 300,000 shares of Cheniere common stock. In June and September 2003, Contango exercised the warrants, purchasing 300,000 shares of Cheniere common stock. As of September 30, 2003, the Company had sold 155,500 shares of Cheniere common stock and held the remaining 144,500 shares as an investment. For the three months ended September 30, 2003, the Company reported a gain on the sale of marketable securities of $645,299 as follows:

Three Months Ended September 30, 2003
Realized gain on sale of marketable securities sold	$591,049
Unrealized gain on marketable securities held as an investment	505,750
Reversal of previously recognized unrealized gain	(451,500)

Total recognized gain	$645,299

9. Gain on Sale of Assets

Effective July 1, 2003, Contango sold properties within its south Texas exploration program consisting of 10 wells in Brooks County, Texas for $5.0 million. Proved reserves were 1.5 Bcfe and accounted for approximately $5.0 million of the Company’s discounted present value at 10% per annum as of June 30, 2003. At September 30, 2003, we reported a gain of approximately $1.1 million attributable to this producing property sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-KSB for the fiscal year ended June 30, 2003, previously filed with the Securities and Exchange Commission.

Uncertainty of Forward-Looking Statements and Information

Some of the statements made in this Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. These include such matters as:

•	Our financial position

•	Business strategy and budgets

•	Anticipated capital expenditures

•	Drilling of wells

•	Natural gas and oil reserves

•	Timing and amount of future production of natural gas and oil

•	Operating costs and other expenses

•	Cash flow and anticipated liquidity

•	Prospect development

•	Property acquisitions and sales

•	Hedging results

Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These factors include among others:

•	The risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes

•	Availability of capital and the ability to repay indebtedness when due

•	Ability to raise capital to fund capital expenditures

•	The ability to find, acquire, market, develop and produce new natural gas and oil properties

•	Natural gas and oil price volatility

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures

•	Operating hazards attendant to the natural gas and oil business

•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance

•	Potential mechanical failure or under-performance of significant wells or pipeline mishaps

•	Climatic conditions

•	Availability and cost of material and equipment

•	Delays in anticipated start-up dates

•	Actions or inactions of third-party operators of our properties

•	Commodity price movements adversely affecting our hedge position

•	Ability to find and retain skilled personnel

•	Strength and financial resources of competitors

•	Federal and state regulatory developments and approvals

•	Environmental risks

•	Worldwide economic conditions

You should not unduly rely on these forward-looking statements in this Form 10-Q, as they speak only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. See the information under the heading “Risk Factors” in our Form 10-KSB for the fiscal year ended June 30, 2003 for some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in forward-looking statements.

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

As of September 30, 2003, we owned approximately 20.1 Bcfe of total proved reserves, approximately 96% of which were classified as proved developed producing. The pre-tax net present value of our total proved reserves prepared in accordance with the Securities and Exchange Commission (the “SEC”) guidelines as of September 30, 2003 was approximately $49.1 million.

Total revenues and EBITDAX for the three months ended September 30, 2003 were $8.3 million and $8.0 million, respectively. For the three months ended September 30, 2002, total revenues and EBITDAX were $7.0 million and $5.6 million, respectively. See “Production, Prices, Operating Expenses, EBITDAX and Other” for more information about the calculation of EBITDAX and its uses.

Average net daily production for the three months ended September 30, 2003 was 14.8 MMcf of natural gas and 387 barrels of oil per day, compared to 18.6 MMcf of natural gas and 416 barrels of oil per day for the three months ended September 30, 2002.

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

Funding exploration prospects developed by our alliance partners. Our two alliance partners, Juneau Exploration Company, LP (“JEX”) and Alta Resources, LLC (“Alta Resources”), perform all of our prospect generation and evaluation functions.

Negotiated acquisitions of proved properties. We continue to seek negotiated producing property acquisitions based on our view of the pricing cycles of natural gas and oil and available exploitation opportunities of probable and possible reserves. Since January 1, 2002, we have acquired approximately 14.0 Bcfe of proved developed producing reserves of natural gas and oil.

Sale of proved properties. From time-to-time as part of our business strategy, we may sell some or a substantial portion of our proved reserves to capture current value, using the sales proceeds to further our exploration activities. In July 2003, we sold producing properties consisting of 10 wells in south Texas for $5.0 million.

Controlling general and administrative and geological and geophysical costs. Our goal is to be among the highest in the industry in revenue and profit per employee and among the lowest in general and administrative costs. We plan to continue outsourcing our geological, geophysical, reservoir engineering and land functions, and partnering with cost efficient operators whenever possible. We have four employees.

Structuring transactions to minimize front-end investments. We seek to maximize returns on capital by minimizing our up-front investments in acreage, seismic data and prospect generation whenever possible. We want our key partners to share in both the risk and the rewards of our success.

Seeking new alliance ventures. While our core focus will remain the domestic exploration and production business, we will also continue to seek opportunities that may include foreign exploration prospects, as well as investments in downstream natural gas assets, such as our investment in our Freeport, Texas LNG gasification plant.

Structuring incentives to drive behavior. We believe that equity ownership aligns the interests of our partners, employees, and stockholders. Our directors and executive officers beneficially own approximately 25% of our common stock. In addition, our alliance partners co-invest in prospects that they recommend to us.

Exploration Alliance with JEX and Alta Resources

Alliance with JEX. Under our agreement with JEX, JEX evaluates natural gas and oil prospects and recommends exploration prospect and proved property acquisition investment opportunities to us. In exchange, we have committed, within various parameters, to invest along with JEX up to 95% of the available working interest in the recommended prospects and property acquisitions. Under the JEX agreement, JEX brings onshore prospects directly to Contango. Offshore prospects are typically generated by our affiliated companies. See “Offshore Exploration Joint Ventures” below.

If JEX recommends any prospects to Contango, we pay the lease and seismic costs, and JEX generally pays the remaining costs of generating and preparing a prospect to drill ready status. When drilling begins on a prospect, we are obligated to assign to the JEX geoscientists an overriding royalty interest equal to 3 1/3% of our working interest in the prospect. In addition, when our revenues from prospects we invest in under the agreement during a calendar year, net of taxes, royalties and other expenses equals our capital expenditure related to the acquisition and development of the prospects on a well-by-well basis, JEX is entitled to an assignment or automatic reversion of 25% of our working interest in the well. With respect to reserve acquisitions, we have the right, but not the obligation, to purchase up to 95% of the interests available to JEX in proved natural gas and oil reserves.

We may terminate the agreement upon 30 days written notice, and JEX may terminate the agreement upon 180 days notice. If we are in default under the agreement, however, JEX may terminate the agreement upon 30 days written notice.

Alliance with Alta Resources. Alta Resources is a private company formed for the purpose of assembling domestic, onshore natural gas and oil prospects. In July 2003, Contango and Alta Resources entered into an agreement with Seitel Data Ltd. for a 3-D seismic shoot covering approximately 40 square miles in southern Duval County, Texas. The estimated cost to Contango for this 3-D seismic shoot is approximately $1.7 million. The seismic shoot was completed in November 2003, and processing, evaluation and prospect identification is expected by January 2004. As part of the participation agreement between Contango and Alta Resources, Contango will receive a 42.5% working interest (an approximate 32% net revenue interest) in approximately 9,000 acres of natural gas and oil leases owned by Alta Resources in Duval County, Texas. These leases are directly on trend with nearby Queen City discoveries, including our Queen City production located to the south. We will have the right to participate in any wells drilled on identified prospects. On each prospect drilled, Alta Resources will receive an overriding royalty interest ranging from 1.0% to 3.0% of our working interest depending on the net revenue interest in the prospect. When drilling begins on a prospect, we will bear 50% of the drilling costs through first production and will have a 42.5% working interest (an approximate 32% net revenue interest) in producing wells.

Onshore Exploration and Properties

Our first significant onshore drilling program was on properties located on our South Texas Exploration Program (“STEP”). The first STEP wells were discovered by JEX in the summer of 2000 after a review of 3-D seismic data covering approximately 100 square miles. From May 2000 through February 2002, we drilled 41 exploratory wells resulting in 31 commercial successes. We recently completed the drilling of a Queen City development well on this acreage.

In late 2002, we participated in a 3-D seismic shoot in Brooks County, Texas, covering approximately 80 square miles at a net cost to us of approximately $1.7 million. Based on the evaluation of this 3-D seismic shoot, we drilled 15 wells between January and June 30, 2003, resulting in 10 successes. Effective July 1, 2003, we sold these reserves for $5.0 million. Proved reserves were 1.5 Bcfe and accounted for approximately $5.0 million of the Company’s discounted present value at 10% per annum as of June 30, 2003. At September 30, 2003, we reported a gain of approximately $1.1 million attributable to this producing property sale.

During the three months ended September 30, 2003, we participated with an approximate 7.1% working interest in a successful 15,500-foot Wilcox test in Goliad County, Texas. Our cost to drill and complete this well is estimated at approximately $350,000. Production is expected to commence in January 2004.

Current Activities. We currently have the following five onshore exploration programs ongoing in south Texas:

We recently participated in a 3-D seismic shoot in Jim Hogg and Starr Counties, Texas, covering approximately 100 square miles at a net cost to us of approximately $2.7 million. The processing and evaluation of this data is now complete. We have drilled two shallow wells, one successful and one dry. We expect to drill an initial Queen City exploratory well in November 2003. If this Queen City play develops, we would expect to drill another five to seven development wells with drilling expenditures in the $3.5 to $5.0 million range.

We are currently drilling with Alta Resources a Queen City exploratory well in Jim Hogg County, Texas (45% working interest). If this play develops, we would expect to drill another five to seven development wells with drilling expenditures in the $3.5 to $5.0 million range.

In October 2003, Contango and Alta Resources completed a 3-D seismic shoot covering approximately 40 square miles in southern Duval County, Texas. The net cost to us is expected to be approximately $1.7 million. If any prospects are identified, we would expect to start drilling in the January 2004 timeframe. If this play develops, we would expect to drill another five to seven development wells with drilling expenditures in the $3.5 to $5.0 million range.

In October 2003, we agreed to participate with a private company in any exploration prospects that may be generated in a prospect area in Kenedy County, Texas. If this play develops, we would expect to drill another five to ten development wells with drilling expenditures in the $2.5 to $5.0 million range.

In August 2003, Contango, along with JEX, entered into a participation agreement with several other parties to identify and evaluate natural gas and oil exploration prospects in a prospect area covering approximately 32,000 acres in Dimmit and Zavala Counties, Texas. Our share of prospect identification is expected to cost approximately $1.0 million. We currently have advanced approximately $154,500 as our share of prospect identification costs.

Offshore Exploration Joint Ventures

Contango. Contango directly and through affiliated companies conducts exploration activities in the Gulf of Mexico. Currently, Contango has an interest in six offshore leases. See “Offshore Operations and Properties” below for additional information on Contango’s offshore properties.

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

Magnolia Offshore Exploration LLC. Contango purchased a 50% interest in Magnolia Offshore Exploration in October 2001. JEX is the only other member and acts as the managing member. In March 2002, Magnolia Offshore Exploration was the high bidder on three blocks offshore Louisiana in the Gulf of Mexico lease sale. In November 2002, the members of Magnolia Offshore Exploration made the decision to limit activities to its three existing leases; thus, no additional leases will be acquired. One lease block was drilled, resulting in a dry hole, and the other two lease blocks are available for farmout. Contango’s current investment in Magnolia Offshore Exploration is approximately $763,000. See “Offshore Operations and Properties” below for additional information on Magnolia Offshore Exploration’s properties.

Contango Offshore Exploration LLC. Contango purchased a 66.7% interest in Contango Offshore Exploration in September 2002. JEX is the only other member and acts as the managing member. Contango Offshore Exploration’s activities will be focused on identifying and purchasing prospects in the Gulf of Mexico and selling them to third parties, retaining a reversionary interest. To date, Contango Offshore Exploration has invested approximately $6.9 million to acquire and reprocess 2,294 blocks of 3-D seismic data and to acquire leases in the Gulf of Mexico. Contango Offshore Exploration has acquired a total of eight leases, all of which are available for farmout. All leases will be subject to a 3.3% overriding royalty interest in favor of the JEX exploration team. See “Offshore Operations and Properties” below for additional information on Contango Offshore Exploration’s properties.

Current Activities. Two wells have been successfully drilled on Eugene Island 110, a lease block farmed out by Contango and Republic Exploration. Production commenced during the summer of 2003 and is currently averaging approximately 20.0 MMcf of natural gas and 1,500 barrels of oil per day. Based on current production rates and prices, we expect Contango and Republic Exploration will earn their after payout working interests during the first half of 2004, and we expect Contango to receive approximately $400,000 per month cash flow after payout. Contango, Republic Exploration and Magnolia Offshore Exploration recently farmed out three “deep shelf” lease blocks. Magnolia Offshore Exploration’s lease block, Viosca Knoll 211, was a dry hole. The two deep shelf exploration prospects farmed out by Contango and Republic Exploration, Eugene Island 113B and Vermillion 73, are expected to spud by year-end 2003.

In August 2003, Contango Offshore Exploration and Republic Exploration participated in the Gulf of Mexico Lease Sale #187. Republic Exploration was high bidder on one lease block, and Contango Offshore Exploration was high bidder on four lease blocks. Three of Contango Offshore Exploration’s lease blocks are located in the East Breaks area and are in deep water (1,600 to 2,500 feet). These awards represent a new exploration region for Contango. As with our deep shelf exploration, our business plan is to farmout these prospects and retain only a reversionary working interest or an overriding royalty interest. Contango expects that Republic Exploration and Contango Offshore Exploration will participate in the Central Gulf of Mexico lease sale to be held in March 2004.

Offshore Properties

The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico as of November 10, 2003:

Area/Block	WI	NRI	Acquired	Status
Contango Oil & Gas Company:
Eugene Island 28	21.4%	15.3%	Mar-00	Producing; marginal well; sale pending
Brazos 436	13.6%	10.8%	Jul-00	Shut in; pending abandonment
Grand Isle 28	(2)	(2)	Apr-01	Producing
East Cameron 107	33.8%	27.0%	May-01	Available for farm-out
Eugene Island 113B	(2)	(2)	May-01	Farmed out; expected to spud 4Q2003
Eugene Island 110	(2)	(2)	Jul-01	Well #1 and #2; producing

Republic Exploration (1):
High Island 25L, N/2NE	(3)	(3)	Jan-01	Producing
Grand Isle 28	(2)	(2)	Apr-01	Producing
East Cameron 107	66.2%	53.0%	May-01	Available for farm-out
Eugene Island 113B	(2)	(2)	May-01	Farmed out; expected to spud 4Q2003
Eugene Island 110	(2)	(2)	Jul-01	Well #1 and #2; producing
West Delta 36	100.0%	80.0%	May-02	Available for farm-out
Vermilion 73	(3)	(3)	Jul-02	Farmed out; expected to spud 4Q2003
West Cameron 174	100.0%	80.0%	Jun-03	Available for farm-out
High Island 113	100.0%	80.0%	Sep-03	Available for farm-out

Magnolia Offshore Exploration (1):
Ship Shoal 155	100.0%	80.0%	May-02	Available for farm-out
Viosca Knoll 75	100.0%	80.0%	May-02	Available for farm-out
Viosca Knoll 211	—	—	Jul-02	Dry hole

Contango Offshore Exploration (1):
Vermillion 231	100.0%	80.0%	May-03	Available for farm-out
Viosca Knoll 167	100.0%	80.0%	May-03	Available for farm-out
Eugene Island 209	100.0%	80.0%	Jun-03	Available for farm-out
Viosca Knoll 161	100.0%	80.0%	Jun-03	Available for farm-out
High Island A16	100.0%	80.0%	Nov-03	Available for farm-out
East Breaks 283	100.0%	80.0%	Nov-03	Available for farm-out
East Breaks 369	100.0%	80.0%	Nov-03	Available for farm-out
East Breaks 370	100.0%	80.0%	Nov-03	Available for farm-out

(1)	Contango has a 33.3% interest in Republic Exploration, 50% interest in Magnolia Offshore Exploration (subject to a third party net profits interest) and 66.7% interest in Contango Offshore Exploration.
(2)	At project payout, Contango (33.75%) and Republic Exploration (66.25%) will collectively have the option to take a 25% working interest (8.44% WI/ 6.75% NRI and 16.56% WI/13.25% NRI, respectively) or a 10% overriding royalty interest (3.4% and 6.6%, respectively).
(3)	At project payout, Republic Exploration will have the option to elect to receive a 25% working interest (20% net revenue interest) or a 10% ORRI; provided, however, Republic’s interest (after payout) in any wells drilled within the participating area, covering depth limited-portions of this block and three other contiguous third party-owned blocks, will either be a 4.625% WI (3.70% NRI) or a 1.85% ORRI (inasmuch as VR73 comprises only 18.5% of the lands included in the four block participating area).

Freeport LNG Development, L.P.

In March 2003, we exercised an option to purchase from Cheniere Energy, Inc. a 10% limited partnership interest in Freeport LNG Development, L.P. (“Freeport LNG”), a limited partnership formed to develop a LNG receiving terminal in Freeport, Texas. Our commitment is $2.3 million, $1,250,000 of which has been paid as of November 10, 2003. The balance is being paid in $100,000 monthly payments, with an additional $400,000 due upon receipt of Federal Energy Regulatory Commission (“FERC”) approval for the project.

In March 2003, we announced that Freeport LNG had submitted a filing to FERC for the construction of the LNG receiving terminal. In August 2003, we announced that Freeport LNG had signed a contract with Technip USA, a subsidiary of Technip, for the Front End Engineering Design that will lead to the finalization of the engineering, procurement and construction contract for its proposed LNG receiving terminal.

In November 2003, we announced that FERC had concluded in a draft Environmental Impact Statement (“EIS”) that the approval of Freeport LNG’s proposed liquefied natural gas receiving terminal, with the adoption of recommended mitigation measures, would have limited adverse environmental impact and would be an environmentally acceptable action. Freeport LNG expects to receive a final EIS and final FERC approval for its application to build a 1.5 Bcf per day LNG receiving terminal near Freeport, Texas in early 2004. The EIS provides for a comment period that runs through December 29, 2003. FERC will conduct a public meeting to give interested parties an opportunity to comment on the draft EIS. The meeting will be held on December 9, 2003. Assuming that FERC approval is received in early 2004, the construction phase is expected to commence during 2004, with the first LNG shipment being received in 2007.

As part of the formation of Freeport LNG Development, L.P., Cheniere granted Contango warrants to purchase 300,000 share of Cheniere common stock. In June and September 2003, Contango exercised the warrants, acquiring 300,000 shares of Cheniere common stock. As of September 30, 2003, we had sold the 155,500 shares, recognizing a gain of $645,299. See MD&A, “Gain on Sale of Marketable Securities” for additional information.

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

Successful Efforts Method of Accounting. The Company follows the successful efforts method of accounting for its natural gas and oil activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, and any such impairment is charged to expense in the period. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs, such as seismic costs and other geological and geophysical expenses, are expensed as incurred. The provision for depreciation, depletion and amortization is based on the capitalized costs as determined above. Depreciation, depletion and amortization is on a cost center by cost center basis using the unit of production method, with lease acquisition costs amortized over total proved reserves and other costs amortized over proved developed reserves.

When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a cost center basis to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value.

On July 1, 2003, the Company changed its accounting policy for amortizing and impairing the Company’s natural gas and oil properties from a well-by-well cost center basis to a field-by-field cost center basis. Management believes the newly adopted policy is preferable in the circumstances to have greater comparability with other successful efforts natural gas and oil companies by conforming to predominant industry practice. In addition, the field level is consistent with the Company’s operational and strategic assessment of its natural gas and oil investments. The Company determined that the cumulative effect of the change in accordance with APB Opinion No. 20 was immaterial to the consolidated financial statements.

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

Recently Issued Accounting Standards. The FASB has recently issued two new pronouncements, Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS149”); and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS150”).

SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133. The amendments set forth in SFAS 149 require that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 20, 2003 (with limited exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively only. The adoption of SFAS 149 has not had a material effect on the Company’s financial statements.

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

On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, An Interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The Company must adopt FIN 46 for all variable interest entities acquired before January 31, 2003 on October 1, 2003. The Company does not anticipate the adoption of FIN 46 to have any effect on the Company’s financial statements.

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

The Company has determined that the fair value method is preferable to the intrinsic value method previously applied. During the three months ended September 30, 2003 and 2002, the Company recorded a charge of $27,034 and $21,083 to general and administrative expense related to fiscal year 2003 and 2002 grants, respectively. Because compensation expense is recognized over a vesting period, the effect of applying the fair value method in the initial years of implementation may not be representative of the effects on net income (loss) that will be reported in future years.

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

Although the Company’s hedging transactions generally are designed as economic hedges for a portion of future natural gas and oil production, the Company has elected not to designate the derivative instruments as “hedges” under SFAS No. 133. As a result, gains and losses, representing changes in these derivative instruments’ mark-to-market fair values, are recognized currently in the Company’s earnings (see footnote 6 for more information on hedging activities).

MD&A Summary Data

The table below sets forth, for the periods indicated, summary information discussed below.

	Three Months Ended September 30,
	2003	2002	Change
Natural gas and oil sales	$8,252,504	$7,017,493	18%
Gain from hedging activities	$82,242	$6,644	*

Production:
Natural gas (thousand cubic feet per day)	14,814	18,620	-20%
Oil and condensate (barrels per day)	387	416	-7%

Average sales price:
Natural gas (per thousand cubic feet)	$5.29	$3.49	52%
Oil and condensate (per barrel)	$29.23	$27.07	8%

Operating expenses	$1,652,229	$1,059,771	56%
Exploration expenses	$1,356,113	$2,539,932	-47%
Depreciation, depletion and amortization	$1,793,836	$2,388,759	-25%
General and administrative expenses	$377,107	$413,342	-9%
Interest expense	$164,410	$184,320	-11%
Interest income	$14,416	$11,262	28%
Gain on sale of marketable securities	$645,299	$—	*
Gain on sale of assets and other	$1,054,605	$36,150	*

*	Not meaningful

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $8.3 million for the three months ended September 30, 2003, up from approximately $7.0 million reported for the three months ended September 30, 2002. This increase was attributable to increases in the prices received for natural gas and oil production that were partially offset by a decrease in natural gas and oil production.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the three months ended September 30, 2003 was approximately 14.8 million cubic feet of natural gas per day, down from approximately 18.6 million cubic feet of natural gas per day for the three months ended September 30, 2002. Net oil production for the comparable periods decreased from 416 barrels of oil per day to 387 barrels of oil per day. This decrease was due to the natural decline in production from our south Texas properties. For the three months ended September 30, 2003, prices for natural gas and oil were $5.29 per Mcf and $29.23 per barrel, up from $3.49 per Mcf and $27.07 per barrel for the three months ended September 30, 2002.

Gain from Hedging Activities. We reported a gain from hedging activities for the three months ended September 30, 2003 of approximately $82,200. For the three months ended September 30, 2002, we recognized a gain from hedging activities of approximately $6,600 (see footnote 6 to Notes to Consolidated Financial Statements).

Operating Expenses. Operating expenses, including severance taxes, for the three months ended September 30, 2003 were approximately $1.7 million, up from the $1.1 million reported for the three months ended September 30, 2002. Of the $1.7 million reported for the three months ended September 30, 2003, approximately $925,400 was attributable to lease operating expense and ad valorem taxes, approximately $589,500 was attributable to production and severance taxes and $185,100 was attributable to workover costs. Operating expenses for the three months ended September 30, 2002 included approximately $589,900 of lease operating expenses and ad valorem taxes, and $469,900 of production and severance taxes. The increase in operating expenses for the three months ended September 30, 2003 was attributable to increases in severance taxes as a result of higher revenues and to higher overall costs of operations. These cost increases were partially offset by lower production.

Exploration Expense. We reported approximately $1.4 million of exploration expenses for the three months ended September 30, 2003. Of this amount, approximately $928,600 was attributable to the cost to shoot, acquire and reprocess 3-D seismic data in south Texas, approximately $294,600 was attributable to the cost to acquire and reprocess 3-D seismic data offshore in the Gulf of Mexico and $132,900 was related to a shallow dry hole drilled in south Texas during the period. For the three months ended September 30, 2002, we reported $2.5 million of exploration expenses. Of this amount, approximately $374,700 was attributable to dry hole expense. Of the remaining $2.2 million, approximately $1.3 million was attributable to the cost to shoot seismic onshore in the Texas Gulf Coast, and approximately $861,900 was attributable to the cost to acquire seismic in the Gulf of Mexico.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended September 30, 2003 was approximately $1.8 million. This primarily was attributable to depletion and amortization related to production at our south Texas properties. For the three months ended September 30, 2002, we recorded approximately $2.4 million of depreciation, depletion and amortization. This primarily was attributable to depletion and amortization related to production from our south Texas properties. The decrease in depreciation, depletion and amortization was primarily the result of lower production.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2003 were approximately $377,100, down from $413,300 for the three months ended September 30, 2002. Major components of general and administrative expenses for the three months ended September 30, 2003 included approximately $108,900 in salaries and benefits, $56,200 in legal, accounting, engineering and other professional fees, $90,100 of office administration, $23,600 of insurance costs, $27,000 related to the cost of expensing stock options and $71,300 of other expenses.

Major components of general and administrative expenses for the three months ended September 30, 2002 included approximately $103,000 in salaries and benefits, $106,300 in legal, accounting, engineering and other professional fees, $43,100 of office administration and $38,400 of insurance costs, $21,100 related to the cost of expensing stock options and $101,400 of other expenses.

Interest Expense. We reported interest expense of approximately $164,400 for the three months ended September 30, 2003, down from the $184,300 reported for the three months ended September 30, 2002. This decrease primarily was attributable to lower average levels of borrowings under our bank line of credit.

Gain on Sale of Marketable Securities. As part of the formation of Freeport LNG Development, L.P., Cheniere granted Contango warrants to purchase 300,000 shares of Cheniere common stock. In June and September 2003, Contango exercised the warrants, purchasing 300,000 shares of Cheniere common stock. As of September 30, 2003, the Company had sold 155,500 shares of Cheniere common stock and held the remaining 144,500 shares as an investment. At September 30, 2003, we reported a gain on the sale of marketable securities of $645,299 as follows:

Three Months Ended September 30, 2003
Realized gain on sale of marketable securities sold	$591,049
Unrealized gain on marketable securities held as an investment	505,750
Reversal of previously recognized unrealized gain	(451,500)

Total recognized gain	$645,299

Gain on Sale of Assets and Other. Effective July 1, 2003, we sold properties within our south Texas exploration program consisting of 10 wells in Brooks County, Texas for $5.0 million. At September 30, 2003, we reported a gain of approximately $1.1 million attributable to this producing property sale.

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

	Three Months Ended September 30,
	2003	2002
Production:
Natural gas (thousand cubic feet)	1,362,851	1,713,068
Oil and condensate (barrel)	35,606	38,247
Total (thousand cubic feet equivalent)	1,576,487	1,942,550

Natural gas (thousand cubic feet per day)	14,814	18,620
Oil and condensate (barrels per day)	387	416
Total (thousand cubic feet equivalent per day)	17,136	21,116

Average sales price:
Natural gas (per thousand cubic feet)	$5.29	$3.49
Oil and condensate (per barrel)	$29.23	$27.07
Total (per thousand cubic feet equivalent)	$5.23	$3.61

Selected data per Mcfe:
Production and severance taxes	$0.37	$0.25
Lease operating expenses	$0.67	$0.30
General and administrative expenses	$0.24	$0.21
Depreciation, depletion and amortization of natural gas and oil properties	$1.12	$1.21

EBITDAX (1)	$8,005,314	$5,587,174

(1)	EBITDAX represents earnings before interest, income taxes, depreciation, depletion and amortization, impairment expenses, exploration expenses, including gain (loss) from hedging activities and sale of assets. We have reported EBITDAX because we believe EBITDAX is a measure commonly reported and widely used by investors as an indicator of a company’s operating performance and ability to incur and service debt. We believe EBITDAX assists investors in comparing a company’s performance on a consistent basis without regard to depreciation, depletion and amortization, impairment of natural gas and oil properties and exploration expenses, which can vary significantly depending upon accounting methods. EBITDAX is not a calculation based on U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss) in measuring our performance or used as an exclusive measure of cash flow because it does not consider the impact of working capital growth, capital expenditures, debt principal reductions and other sources and uses of cash, which are disclosed in our statements of cash flows. Investors should carefully consider the specific items included in our computation of EBITDAX. While we have disclosed our EBITDAX to permit a more complete comparative analysis of our operating performance and debt servicing ability relative to other companies, investors should be cautioned that EBITDAX as reported by us may not be comparable in all instances to EBITDAX as reported by other companies. EBITDAX amounts may not be fully available for management’s discretionary use, due to requirements to conserve funds for capital expenditures, debt service, preferred stock dividends and other commitments.

A reconciliation of EBITDAX to income from operations for the periods indicated is presented below.

	Three Months Ended September 30,
	2003	2002
Income from operations	$3,155,461	$622,333
Exploration expenses	1,356,113	2,539,932
Depreciation, depletion and amortization	1,793,836	2,388,759
Gain on sale of marketable securities	645,299	—
Gain on sale of assets and other	1,054,605	36,150

EBITDAX	$8,005,314	$5,587,174

Capital Resources and Liquidity

During the three months ended September 30, 2003, we funded our activities with cash on hand, internally generated cash flow, borrowings under our secured, reducing revolving line of credit, the sale of producing properties and the sale of marketable securities. We reported total revenues for the three months ended September 30, 2003 of approximately $8.3 million. EBITDAX for the three months ended September 30, 2003 was approximately $8.0 million.

Effective July 2003, we completed the sale of certain reserves in Brooks County, Texas for $5.0 million. Proved reserves were 1.5 Bcfe and accounted for approximately $5.0 million of the Company’s discounted present value at 10% per annum as of June 30, 2003. Our current production rate following the sale of these properties is approximately 16,000 MMbtue per day. At anticipated production levels and current commodity price levels, we expect to have cash flow of approximately $1.5 million per month through December 2003.

In September 2003, Contango paid $757,498 to certain related parties and cancelled certain stock options and warrants to purchase 336,666 shares of Contango common stock exercisable at $2.00 per share. These stock options and warrants were fully vested. Since January 1, 2002, we have repurchased shares of common stock and cancelled stock options and warrants representing an 18% reduction in the number of our diluted shares of common stock.

As part of the formation of Freeport LNG Development, L.P., Cheniere granted Contango a warrant to purchase 300,000 shares of Cheniere common stock. In June and September 2003, we exercised the warrant, purchasing 300,000 shares of Cheniere common stock. As of November 10, 2003, the 300,000 shares had been sold for a total realized gain of approximately $1.2 million.

We recently participated in a 3-D seismic shoot in Jim Hogg and Starr Counties, Texas, covering approximately 100 square miles at a net cost to us of approximately $2.7 million. The processing and evaluation of this data is now complete. We have drilled two shallow wells, one successful and one dry. We expect to drill an initial Queen City exploratory well in November 2003. If this play develops, we would expect to drill another five to seven development wells with drilling expenditures in the $3.5 to $5.0 million range.

We are currently drilling with Alta Resources a Queen City exploratory well in Jim Hogg County, Texas (45% working interest). If this play develops, we would expect to drill another five to seven development wells with drilling expenditures in the $3.5 to $5.0 million range.

In October 2003, Contango and Alta Resources completed a 3-D seismic shoot covering approximately 40 square miles in southern Duval County, Texas. The net cost to us is expected to be approximately $1.7 million. If any prospects are identified, we would expect to start drilling in the January 2004 timeframe. If this play develops, we would expect to drill another five to seven development wells with drilling expenditures in the $3.5 to $5.0 million range.

In October 2003, we agreed to participate with a private company in any exploration prospects that may be generated in a prospect area in Kenedy County, Texas. If this play develops, we would expect to drill another five to ten development wells with drilling expenditures in the $2.5 to $5.0 million range.

In August 2003, Contango, along with JEX, entered into a participation agreement with several other parties to identify and evaluate natural gas and oil exploration prospects in a prospect area covering approximately 32,000 acres in Dimmit and Zavala Counties, Texas. Our share of prospect identification is expected to approximate $1.0 million. We currently have advanced approximately $154,500 as our share of prospect identification costs.

During the three months ended September 30, 2003, we participated with an approximate 7.1% working interest in a successful 15,500-foot Wilcox test in Goliad County, Texas. Our cost to drill and complete this well is estimated at approximately $350,000. Production is expected to commence in January 2004.

Offshore, two wells have been successfully drilled on Eugene Island 110, a lease block farmed out by Contango and Republic Exploration. Production commenced during the summer of 2003 and is currently averaging approximately 20.0 MMcf of natural gas and 1,500 barrels of oil per day. Based on current production rates and prices, we expect Contango and Republic Exploration will earn their after payout working interests during the first half of 2004, and we expect to receive approximately $400,000 per month cash flow after payout. Contango and Republic Exploration have recently farmed out two “deep shelf” lease blocks, Eugene Island 113B and Vermillion 73, which are expected to spud by year-end 2003.

In August 2003, Contango Offshore Exploration and Republic Exploration participated in the Gulf of Mexico Lease Sale #187. Republic Exploration was high bidder on one lease block, and Contango Offshore Exploration was awarded its four lease blocks in November 2003. Since Contango funds all of Contango Offshore Exploration’s lease costs, Contango’s current lease obligation is approximately $1.2 million. Three of Contango Offshore Exploration’s lease blocks are located in the East Breaks area and are in deep water (1,600 to 2,500 feet). These represent a new exploration region for Contango. As with our deep shelf exploration, our business plan is to farmout these prospects and retain only a reversionary working interest or an overriding royalty interest. Contango expects that Republic Exploration and Contango Offshore Exploration will participate in the Central Gulf of Mexico lease sale to be held in March 2004.

In March 2003, we exercised an option to purchase from Cheniere Energy, Inc. a 10% limited partnership interest in Freeport LNG Development, L.P., a limited partnership formed to develop a LNG receiving terminal in Freeport, Texas. Our commitment is $2.3 million, $1,250,000 of which has already been paid as of November 10, 2003. The balance is being paid in $100,000 monthly payments, with an additional $400,000 due upon receipt of Federal Energy Regulatory Commission (“FERC”) approval for the project. A response from FERC is not expected prior to the first quarter of 2004.

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

Credit Facility

Our credit facility is a secured, reducing revolving line of credit with Guaranty Bank, FSB, secured by our natural gas and oil reserves. On September 19, 2003, our borrowing base was redetermined to $24.2 million in two tranches. Tranche A provides for a borrowing base of $21.7 million and matures on June 29, 2006. This amount reduces by $620,000 per month the first day of each month beginning October 1, 2003. Borrowings under Tranche A bear interest, at our option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent (1/4%) per annum. Additionally, we pay a quarterly commitment fee of three-eighths percent (3/8%) per annum on the average availability of Tranche A. Tranche B provides for a borrowing base of $2.5 million and matures on March 1, 2004. This amount reduces by $425,000 per month the first day of each month beginning October 1, 2003. Borrowings under Tranche B bear interest, at our option, at either (i) LIBOR plus three percent (3%) or (ii) the bank’s base rate plus three-quarters percent (3/4%) per annum. Additionally, we pay a quarterly commitment fee of one-half percent (1/2%) per annum on the average availability under Tranche B. As of September 30, 2003, all outstanding debt under the credit facility was under

Tranche A.

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

As September 30, 2003, $15.9 million was outstanding under the credit facility, and we were in compliance with all financial covenants and ratios. On November 10, 2003, we had approximately $350,000 in cash on hand, $14.3 million borrowed under our credit facility and $7.8 million of unused bank borrowing capacity.

Natural Gas and Oil Reserves

The following table presents our estimated net proved, developed producing natural gas and oil reserves and the pre-tax net present value of our reserves at September 30, 2003, based on a reserve report generated by W.D. Von Gonten & Co. The pre-tax net present value is not intended to represent the current market value of the estimated natural gas and oil reserves we own.

The pre-tax net present value of future cash flows attributable to our proved developed producing reserves as of September 30, 2003 was determined by the September 30, 2003 prices of $4.49 per MMbtu for natural gas at the Houston Ship Channel and $29.20 per barrel of oil at West Texas Intermediate Posting, in each case before adjusting for basis and transportation costs. Our proved reserves are 91% natural gas.

Proved Reserves as of September 30, 2003
Natural gas (MMcf)	18,373
Oil and condensate (MBbls)	288
Total proved reserves (MMcfe)	20,101

Pre-tax net present value (SEC guidelines)	$49,135,117

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the three months ended September 30, 2003, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximate $820,000 impact on our revenues.

In the past, we periodically entered into hedges on a portion of our projected natural gas and oil production to manage our exposure to declines in natural gas and oil prices. We use these derivative financial instruments for non-trading purposes only. For the three months ended September 30, 2003, we reported a gain of approximately $82,200 from hedging activities.

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

The following table provides our pricing and notional volumes on open commodity derivative contracts as of September 30, 2003.

Contract Description	Term	Strike Price (1)	Quantity (1)
Natural gas puts owned	11/2003 – 12/2003	$4.00	10,000/day

(1)	Prices and quantities per MMbtu.

At September 30, 2003, the mark-to-market valuation was a gain of approximately $24,100. Because these open contracts are marked-to-market on a daily basis, we are exposed to wide swings in commodity prices and could be subject to significant hedging losses in the event of a significant increase in natural gas and oil prices. Accordingly, the terms of the agreements with certain counter parties provide that if the mark-to-market loss to that counter party exceeds $1.0 million, we will have to provide collateral to cover the potential loss position.

Due to the significant volatility in natural gas prices and the potential risk of significant hedging losses if NYMEX natural gas prices spike on the date options settle, our current policy is to hedge only through the purchase of puts.

Item 4. Controls and Procedures

Kenneth R. Peak, our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of September 30, 2003. These controls and procedures are designed to ensure that all of the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified by the Commission and that the information is communicated to the Chief Executive Officer and Chief Financial Officer on a timely basis. Based on his evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were suitable and effective.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On November 7, 2003, the Company held its annual meeting of stockholders. At the annual meeting, the following matter was voted upon and passed:

•	The election of the Company’s board of directors to serve until the annual meeting of stockholders in 2004.

With respect to the election of directors, each nominee received at least 8,050,391 votes for, which is greater than 50% of the total votes entitled to be cast by common stockholders of record. In addition, the equivalent of 1,000,000 shares of common stock cast by Series A preferred stock and 1,136,464 shares of common stock cast by Series B preferred stock voted for each nominee as director.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation. (8)

3.2	Bylaws of Contango Oil & Gas Company, a Delaware corporation. (8)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (8)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation. (18)

4.1	Facsimile of common stock certificate of the Company. (1)

4.2	Certificate of Designations, Preferences and Relative Rights and Limitations for Series A Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (8)

4.3	Certificate of Designations, Preferences and Relative Rights and Limitations for Series B Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (8)

10.1	Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C. (2)

10.2	Securities Purchase Agreement between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (15)

10.3	Warrant to Purchase Common Stock between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)

10.4	Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)

10.5	Securities Purchase Agreement by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund, dated June 8, 2000. (4)

10.6	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West. (5)

10.7	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and the Southern Ute Indian Tribe doing business as the Southern Ute Indian Tribe Growth Fund. (5)

10.8	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated. (5)

10.9	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. (5)

10.10	Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, LLC. dated effective as of September 1, 1999. (6)

10.11	Securities Purchase Agreement dated September 27, 2000 by and between Contango Oil & Gas Company and Aquila Energy Capital Corporation. (7)

10.12	Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (9)

10.13	First Amendment dated as of January 8, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (10)

10.14	Asset Purchase Agreement by and among Juneau Exploration, L.P. and Contango Oil & Gas Company dated January 4, 2002. (10)

10.15	Asset Purchase Agreement by and among Mark A. Stephens, John Miller, The Hunter Revocable Trust, Linda G. Ferszt, Scott Archer and the Archer Revocable Trust and Contango Oil & Gas Company dated January 9, 2002. (11)

10.16	Asset Purchase Agreement by and among the Southern Ute Indian Tribe doing business as Red Willow Production Company and Contango Oil & Gas Company dated January 28, 2002. (12)

10.17	Securities Repurchase Agreement by and among the Southern Ute Indian Tribe doing business as Red Willow Production Company and Southern Ute Indian Tribe Growth Fund and Contango Oil & Gas Company dated March 28, 2002. (14)

10.18	Second Amendment dated as of February 13, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (13)

10.19	Waiver dated as of March 25, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (13)

10.20	Option Purchase Agreement between Contango Oil & Gas Company and Cheniere Energy, Inc. dated June 4, 2002. (16)

10.21	Waiver and Third Amendment dated as of April 26, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (17)

10.22	Fourth Amendment dated as of September 9, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (17)

10.23	Fifth Amendment, effective June 1, 2003, to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (19)

10.24	Sixth Amendment, effective September 1, 2003, to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. †

14.1	Code of Ethics. (20)

18.1	Letter regarding change in accounting principle. †

21.1	Subsidiaries of the Company. (20)

23.1	Consent of W.D. Von Gonten & Co. †

31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
1.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
2.	Filed as an exhibit to the Company’s Form 10-QSB for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.
3.	Filed as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on February 14, 2000.
4.	Filed as an exhibit to the Company’s report on Form 8-K, dated June 8, 2000, as filed with the Securities and Exchange Commission on June 14, 2000.
5.	Filed as an exhibit to the Company’s report on Form 8-K, dated August 24, 2000, as filed with the Securities and Exchange Commission of September 8, 2000.
6.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.
7.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 27, 2000, as filed with the Securities and Exchange Commission on October 3, 2000.
8.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
9.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2001, as filed with the Securities and Exchange Commission on September 21, 2001.
10.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2002, as filed with the Securities and Exchange Commission on January 8, 2002.
11.	Filed as an exhibit to the Company’s Form 10-QSB for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2002.
12.	Filed as an exhibit to the Company’s report on Form 8-K, dated March 8, 2002, as filed with the Securities and Exchange Commission on March 15, 2002.
13.	Filed as an exhibit to the Company’s report filed on Form 10-QSB for the quarter ended March 31, 2002, dated May 2, 2002, as filed with the Securities and Exchange Commission.
14.	Filed as an exhibit to the Company’s report on Form 8-K, dated March 28, 2002, as filed with the Securities and Exchange Commission on April 3, 2002.
15.	Filed as an exhibit to the Company’s Form 10-QSB/A for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on June 4, 2002.
16.	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-89900) as filed with the Securities and Exchange Commission on June 14, 2002.
17.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on September 26, 2002.
18.	Filed as an exhibit to the Company’s report filed on Form 10-QSB for the quarter ended September 30, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
19.	Filed as an exhibit to the Company’s report on Form 8-K, dated June 17, 2003, 2002, as filed with the Securities and Exchange Commission on June 18, 2003.
20.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 22, 2003.

(b) Report on Form 8-K:

Form 8-K, event date September 12, 2003 (Items 5 and 7), reporting results for the fiscal year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: November 12, 2003	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak Chairman and Chief Executive Officer (Principal Executive and Financial Officer)

Date: November 12, 2003	By:	/s/ LESIA BAUTINA
Lesia Bautina Vice President and Controller (Principal Accounting Officer)