Form 10-Q
period 2003-12-31
CONTANGO OIL & GAS CO
filed 2004-02-13
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

Commission file number 001-16317

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of February 13, 2004 was 12,086,690.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

All references in this Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and Subsidiaries. Unless otherwise noted, all information in this Form 10-Q relating to natural gas and oil reserves and the estimated future net cash flows attributable to those reserves are based on estimates prepared by independent engineers and are net to our interest.

WEBSITE ACCESS TO REPORTS

General information about us can be found on our Website at www.mcfx.biz. Our annual reports on Form 10-KSB, quarterly reports on Form 10-Q, Form 10-QSB and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our Website as soon as reasonably practicable after we file or furnish them to the Securities and Exchange Commission.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2003	June 30, 2003
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$1,239,348	$219,242
Accounts receivable, net	4,076,806	6,039,779
Marketable equity securities	—	676,500
Other	110,734	96,115

Total current assets	5,426,888	7,031,636

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	53,139,452	55,125,109
Unproved properties, not being amortized	3,277,667	3,065,188
Furniture and equipment	130,524	126,388
Accumulated depreciation, depletion and amortization	(24,702,499)	(21,574,673)

Total property, plant and equipment, net	31,845,144	36,742,012

OTHER ASSETS:
Cash and other assets held by affiliates	3,022,001	784,656
Investment in Freeport LNG Project	1,450,000	850,000
Investment in partnership	—	72,500
Deferred income tax asset	1,478,270	568,024
Facility fee	146,438	177,500
Other assets	82,121	78,612

Total other assets	6,178,830	2,531,292

TOTAL ASSETS	$43,450,862	$46,304,940

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2003	June 30, 2003
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$582,243	$681,425
Accrued exploration and development	1,042,372	1,011,098
Income taxes payable	2,719,897	734,312
Price hedge contracts	—	58,171
Short term hedge payable	—	102,486
Other accrued liabilities	411,802	229,937
Current portion of long-term debt	—	5,890,000

Total current liabilities	4,756,314	8,707,429

LONG-TERM DEBT	3,606,900	16,460,000

ASSET RETIREMENT OBLIGATION	190,400	191,664

DEFERRED CREDITS	—	208,333

SHAREHOLDERS’ EQUITY:
Convertible preferred stock, 8%, Series A, $0.04 par value, 5,000 shares authorized, 2,500 shares issued and outstanding at December 31, 2003 and June 30, 2003, liquidation preference of $1,000 per share	100	100
Convertible preferred stock, 8%, Series B, $0.04 par value, 10,000 shares authorized, 5,000 shares issued and outstanding at December 31, 2003 and June 30, 2003, liquidation preference of $1,000 per share	200	200
Convertible preferred stock, 6%, Series C, $0.04 par value, 4,000 shares authorized, 1,600 shares issued and outstanding at December 31, 2003, liquidation preference of $5,000 per share, and 0 shares issued and outstanding at June 30, 2003	64	—
Common stock, $0.04 par value, 50,000,000 shares authorized, 12,013,509 shares issued and 9,438,509 outstanding at December 31, 2003, 11,871,076 shares issued and 9,296,076 outstanding at June 30, 2003	478,299	473,399
Additional paid-in capital	28,937,627	21,803,090
Treasury stock at cost (2,575,000 shares)	(6,180,000)	(6,180,000)
Retained earnings	11,660,958	4,640,725

Total shareholders’ equity	34,897,248	20,737,514

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,450,862	$46,304,940

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
REVENUES:
Natural gas and oil sales	$5,980,308	$7,714,265	$14,232,812	$14,731,758
Gain (loss) from hedging activities	(24,071)	(192,970)	58,171	(186,326)

Total revenues	5,956,237	7,521,295	14,290,983	14,545,432

EXPENSES:
Operating expenses	916,685	1,671,028	2,568,914	2,730,799
Exploration expenses	2,131,885	9,368,212	3,487,998	11,908,144
Depreciation, depletion and amortization	1,618,899	2,187,751	3,412,735	4,576,510
Impairment of natural gas and oil properties	42,995	—	42,995	—
General and administrative expenses	768,473	659,751	1,145,580	1,073,093

Total expenses	5,478,937	13,886,742	10,658,222	20,288,546

INCOME (LOSS) FROM OPERATIONS	477,300	(6,365,447)	3,632,761	(5,743,114)

Interest expense	(115,235)	(169,583)	(279,645)	(353,903)
Interest income	5,250	9,903	19,666	21,165
Gain on sale of marketable securities	65,023	—	710,322	—
Gain on sale of assets and other	6,061,805	—	7,116,410	36,150

INCOME (LOSS) BEFORE INCOME TAXES	6,494,143	(6,525,127)	11,199,514	(6,039,702)

(Provision) benefit for income taxes	(2,205,734)	2,230,807	(3,852,614)	2,112,250

NET INCOME (LOSS)	4,288,409	(4,294,320)	7,346,900	(3,927,452)
Preferred stock dividends	176,667	150,000	326,667	300,000

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$4,111,742	$(4,444,320)	$7,020,233	$(4,227,452)

NET INCOME (LOSS) PER SHARE:
Basic	$0.44	$(0.49)	$0.75	$(0.47)

Diluted	$0.33	$(0.49)	$0.58	$(0.47)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,366,423	9,043,282	9,332,547	9,043,282

Diluted	12,936,563	9,043,282	12,641,092	9,043,282

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$7,346,900	$(3,927,452)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	3,412,735	4,576,510
Impairment of natural gas and oil properties	42,995	—
Exploration expenditures	2,619,443	4,468,481
Increase in deferred income taxes	(910,246)	(3,895,281)
Gain on sale of assets and other	(7,826,732)	(36,150)
Unrealized hedging gain	(58,171)	(885,561)
Stock-based compensation	77,383	53,027
Changes in operating assets and liabilities:
Decrease in accounts receivable and other	1,962,973	453,956
Increase (decrease) in prepaid insurance	(45,225)	164,912
(Decrease) in accounts payable	(410,001)	(719,156)
(Decrease) increase in other accrued liabilities	425,364	(825,622)
(Decrease) increase in income taxes payable	1,985,585	(422,757)
Other	91,187	(26,192)

Net cash provided (used) by operating activities	8,714,190	(1,021,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(2,651,205)	(226,640)
(Increase) decrease in cash and other assets held by affiliates	(1,358,785)	950,000
Investment in Freeport LNG Project	(600,000)	—
Additions to furniture and equipment	(4,136)	(16,238)
(Increase) decrease in advances to operators	(207,979)	597,294
Purchase of proved producing reserves	—	(2,602,585)
Purchase of marketable equity securities	(375,000)	—
Proceeds from sales of marketable equity securities	1,761,822	—
Sales costs	(5,281)	—
Proceeds from the sale of assets	7,747,464	—

Net cash (used) provided in investing activities	4,306,900	(1,298,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	9,582,000	10,625,000
Repayments under credit facility	(28,325,100)	(10,200,000)
Proceeds from equity issuances	7,799,614	—
Preferred stock dividends	(300,000)	(300,000)
Repurchase/cancellation of stock options and warrants	(757,498)	—
Debt issue costs	—	(41,250)

Net cash (used) provided in financing activities	(12,000,984)	83,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,020,106	(2,235,704)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	219,242	2,726,845

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,239,348	$491,141

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$2,471,184	$2,205,788

Cash paid for interest	$269,093	$306,958

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the Three and Six Months Ended December 31, 2002
	Preferred Stock		Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2002	7,500	$300	9,043,282	$464,732	$21,236,701	$(6,180,000)	$9,576,750	$25,098,483
Expense of stock options	—	—	—	—	21,083	—	—	21,083
Net income	—	—	—	—	—	—	366,868	366,868
Preferred stock dividends	—	—	—	—	—	—	(150,000)	(150,000)

Balance at September 30, 2002	7,500	300	9,043,282	464,732	21,257,784	(6,180,000)	9,793,618	25,336,434

Expense of stock options	—	—	—	—	31,944	—	—	31,944
Cashless exercise of stock options	—	—	9,595	—	—	—	—	—
Net loss	—	—	—	—	—	—	(4,294,320)	(4,294,320)
Preferred stock dividends	—	—	—	—	—	—	(150,000)	(150,000)

Balance at December 31, 2002	7,500	$300	9,052,877	$464,732	$21,289,728	$(6,180,000)	$5,349,298	$20,924,058

	For the Three and Six Months Ended December 31, 2003
	Preferred Stock		Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2003	7,500	$300	9,296,076	$473,399	$21,803,090	$(6,180,000)	$4,640,725	$20,737,514
Exercise of stock options	—	—	3,750	150	7,350	—	—	7,500
Tax benefit from exercise of stock options	—	—	—	—	3,373	—	—	3,373
Cashless exercise of stock options	—	—	1,866	—	—	—	—	—
Expense of stock options	—	—	—	—	27,034	—	—	27,034
Repurchase/cancellation of stock options and warrants	—	—	—	—	(757,498)	—	—	(757,498)
Net income	—	—	—	—	—	—	3,058,491	3,058,491
Preferred stock dividends	—	—	—	—	—	—	(150,000)	(150,000)

Balance at September 30, 2003	7,500	300	9,301,692	473,549	21,083,349	(6,180,000)	7,549,216	22,926,414

Exercise of stock options	—	—	118,750	4,750	232,750	—	—	237,500
Tax benefit from exercise of stock options	—	—	—	—	16,629	—	—	16,629
Cashless exercise of stock options	—	—	18,067	—	—	—	—	—
Issuance of Series C preferred stock	1,600	64	—	—	7,554,550	—	—	7,554,614
Expense of stock options	—	—	—	—	50,349	—	—	50,349
Net income	—	—	—	—	—	—	4,288,409	4,288,409
Preferred stock dividends	—	—	—	—	—	—	(176,667)	(176,667)

Balance at December 31, 2003	9,100	$364	9,438,509	$478,299	$28,937,627	$(6,180,000)	$11,660,958	$34,897,248

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes included in Contango Oil & Gas Company’s (“Contango” or the “Company”) Form 10-KSB for the fiscal year ended June 30, 2003. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

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

Recently Issued Accounting Standards. The FASB has recently issued two new pronouncements, Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”); and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).

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

SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. It was to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 did not have an impact on the Company’s consolidated financial position or results of operations.

In December, 2003, the FASB issued FIN 46(R), Consolidation of Variable Interest Entities, An Interpretation of ARB 51. The primary objectives of FIN 46(R) are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE. Application of FIN 46(R) is required in the financial statements of public companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company does not anticipate the adoption of FIN 46(R) to have any effect on the Company’s financial statements.

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

The Company has determined that the fair value method is preferable to the intrinsic value method previously applied. During the six months ended December 31, 2003 and 2002, the Company recorded a charge of $77,383 and $53,027 to general and administrative expense related to fiscal year 2003 and 2002 grants, respectively. Because compensation expense is recognized over a vesting period, the effect of applying the fair value method in the initial years of implementation may not be representative of the effects on net income (loss) that will be reported in future years.

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

In June 1998, the FASB issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 established accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts), as defined, be recorded in the balance sheet as either an asset or liability measured at fair value and requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

Although the Company’s hedging transactions generally are designed as economic hedges for a portion of future natural gas and oil production, the Company has elected not to designate the derivative instruments as “hedges” under SFAS 133. As a result, gains and losses, representing changes in these derivative instruments’ mark-to-market fair values, are recognized currently in the Company’s earnings (see footnote 6 for more information on hedging activities).

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Long-Term Debt

Contango’s credit facility is a secured, reducing revolving line of credit with Guaranty Bank, FSB, secured by the Company’s natural gas and oil reserves. On February 13, 2004, the borrowing base was redetermined to $25.0 million in two tranches. Tranche A provides for a borrowing base of $23.0 million and matures on June 29, 2006. This amount reduces by $520,000 per month the first day of each month beginning March 1, 2004. Borrowings under Tranche A bear interest, at the Company’s option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent (1/4%) per annum. Additionally, the Company pays a quarterly commitment fee of three-eighths percent (3/8%) per annum on the average availability of Tranche A. Tranche B provides for a borrowing base of $2.0 million and matures on August 1, 2004. Borrowings under Tranche B will reduce by $520,000 per month the first day of each month following the date of borrowing, with the final reduction on August 1, 2004. Further, any amounts borrowed and repaid under Tranche B cannot be reborrowed. Borrowings under Tranche B bear interest, at the Company’s option, at either (i) LIBOR plus three percent (3%) or (ii) the bank’s base rate plus three-quarters percent (3/4%) per annum. Additionally, the Company pays a quarterly commitment fee of one-half percent (1/2%) per annum on the average availability under Tranche B. As of December 31, 2003, the Company’s long-term debt totaled $3,606,900, all of which was outstanding under Tranche A of the line of credit.

The hydrocarbon borrowing base is subject to semi-annual redetermination based primarily on the value of the Company’s proved reserves. The credit facility requires the maintenance of certain ratios, including those related to working capital, funded debt to EBITDAX, and debt service coverage, as defined in the credit facility. Additionally, the credit facility contains certain negative covenants that, among other things, restrict or limit the Company’s ability to incur indebtedness, sell assets, pay dividends and reacquire or otherwise acquire or redeem capital stock. Failure to maintain required financial ratios or comply with the credit facility’s covenants can result in a default and acceleration of all indebtedness under the credit facility.

As of December 31, 2003, the Company was in compliance with its financial covenants, ratios and other provisions of the credit facility. The average interest rate on the Company’s long-term debt at December 31, 2003 was 3.13%.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Net Income (Loss) Per Common Share

A reconciliation of the components of basic and diluted net income (loss) per share of common stock is presented in the tables below.

	Three Months Ended December 31, 2003			Three Months Ended December 31, 2002
	Income	Weighted Average Shares	Per Share	(Loss)		Weighted Average Shares		Per Share
Basic:
Net income (loss) attributable to common stock	$4,111,742	9,366,423	$0.44	$(4,444,320)		9,043,282		$(0.49)

Effect of Dilutive Securities:
Stock options and warrants	—	1,153,778		(a	)	(a	)
Series A preferred stock	50,000	1,000,000		(a	)	(a	)
Series B preferred stock	100,000	1,136,363		(a	)	(a	)
Series C preferred stock	26,667	279,999		—		—

Diluted:
Net income (loss) attributable to common stock	$4,288,409	12,936,563	$0.33	$(4,444,320)		9,043,282		$(0.49)

(a)	Anti-dilutive.

	Six Months Ended December 31, 2003			Six Months Ended December 31, 2002
	Income	Weighted Average Shares	Per Share	(Loss)		Weighted Average Shares		Per Share
Basic:
Net income (loss) attributable to common stock	$7,020,233	9,332,547	$0.75	$(4,227,452)		9,043,282		$(0.47)

Effect of Dilutive Securities:
Stock options and warrants	—	1,038,849		(a	)	(a	)
Series A preferred stock	100,000	1,000,000		(a	)	(a	)
Series B preferred stock	200,000	1,136,363		(a	)	(a	)
Series C preferred stock	26,667	133,333		—		—

Diluted:
Net income (loss) attributable to common stock	$7,346,900	12,641,092	$0.58	$(4,227,452)		9,043,282		$(0.47)

(a)	Anti-dilutive.

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

For the three months ended December 31, 2003, the Company reported a loss of $24,071 on hedging activities. For the six months ended December 31, 2003, the Company reported a gain of $58,171 on hedging activities. The Company had no open commodity derivative contracts as of December 31, 2003.

Due to the significant volatility in natural gas prices and the potential risk of significant hedging losses if NYMEX natural gas prices spike on the date options settle, the Company’s current policy is to hedge only through the purchase of puts.

7. Gain on Sale of Marketable Securities

As part of the formation of Freeport LNG Development, L.P., Cheniere Energy, Inc. (“Cheniere”) granted Contango warrants to purchase 300,000 shares of Cheniere common stock. In June and September 2003, Contango exercised the warrants, purchasing 300,000 shares of Cheniere common stock. As of December 31, 2003, the Company had sold 300,000 shares of Cheniere common stock and reported a gain on the sale of marketable securities for the six months ended December 31, 2003 of $710,322 as follows:

	Three Months Ended		YTD Total December 31, 2003
	September 30, 2003	December 31, 2003
Realized gain on sale of marketable securities sold	$591,049	$570,773	$1,161,822
Unrealized gain on marketable securities held as an investment	505,750	—	—
Reversal of previously recognized unrealized gain	(451,500)	(505,750)	(451,500)

Total recognized gain	$645,299	$65,023	$710,322

8. Series C Convertible Preferred Stock

On December 12, 2003, Contango sold 1,600 shares of its Series C convertible cumulative preferred stock (the “Series C Preferred Stock”) to a group of private institutional investors for gross proceeds of $8.0 million. Series C Preferred Stock ranks prior to the Company’s common stock (and any

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

other junior stock) with respect to the payment of dividends or distributions and upon liquidation, dissolution, winding-up or otherwise and is junior to the Company’s Series A senior convertible cumulative preferred stock and Series B senior convertible cumulative preferred stock. Holders of Series C Preferred Stock are entitled to receive quarterly dividends at a dividend rate equal to 6% per annum if paid in cash on a current quarterly basis or otherwise at a rate of 7.5% per annum if not paid on a current quarterly basis or if paid in shares of Series C Preferred Stock, in each case, computed on the basis of $5,000 per share. Holders of Series C Preferred Stock may, at their discretion, elect to convert such shares to shares of the Company’s common stock at a conversion price of $6.00 per share. After June 12, 2005, upon the occurrence of certain events, the Company may elect to convert all of the outstanding shares of Series C Preferred Stock into Contango common stock. The Company has filed a shelf registration with the Securities and Exchange Commission, which has become effective, covering the 1,333,328 common shares issuable upon conversion of the Series C preferred stock.

9. Sale of Properties

In September 2003, The Company completed the sale of certain reserves in Brooks County, Texas for $5.0 million and recorded a gain of approximately $900,000 for the six months ended of December 31, 2003. Proved reserves were 1.5 Bcfe and accounted for approximately $5.0 million of the Company’s discounted present value at 10% per annum as of June 30, 2003.

In December 2003, Contango and Republic Exploration sold their producing Gulf of Mexico leases for approximately $12.0 million. As a result of this sale, Contango recorded a gain of approximately $6.2 million as of December 31, 2003. Properties included in the sale were Eugene Island 110, Grand Isle 28 and High Island 25-L. Contango received approximately $3.7 million in cash proceeds for its portion of the sale. Republic Exploration received cash proceeds of approximately $8.3 million for its portion of the sale. Republic Exploration subsequently made distributions of $3.0 million to its members, including a $1.0 million distribution to Contango.

10. Subsequent Events

On February 2, 2004, the Company converted its Series A convertible cumulative preferred stock (the “Series A Preferred Stock”) and its Series B convertible cumulative preferred stock (the “Series B Preferred Stock”) to shares of common stock. The Series A Preferred Stock had a face value of $2.5 million, paid an 8.0% annual dividend and was converted into 1,000,000 shares of Contango common stock. The Series B Preferred Stock had a face value of $5.0 million, paid an 8.0% annual dividend and was converted into 1,136,364 shares of Contango common stock. As a result of the conversion of the Series A Preferred Stock and Series B Preferred Stock, together with the exercise of certain warrants and stock options, the number of the Company’s outstanding shares of common stock increased to 12,086,690 as of February 13, 2004. The Company has agreed to file a shelf registration statement covering these 2,136,364 shares of common stock, plus an additional 1,851,852 shares of common stock owned by Trust Company of the West, the holder of the Series A Preferred Stock.

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

Uncertainty of Forward-Looking Statements and Information

Some of the statements made in this Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. These include such matters as:

•	Our financial position

•	Business strategy and budgets

•	Anticipated capital expenditures

•	Drilling of wells

•	Natural gas and oil reserves

•	Timing and amount of future production of natural gas and oil

•	Operating costs and other expenses

•	Cash flow and anticipated liquidity

•	Prospect development

•	Property acquisitions and sales

•	Hedging results

•	Development of our LNG receiving terminal

Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These factors include among others:

•	The risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes

•	Availability of capital and the ability to repay indebtedness when due

•	Ability to raise capital to fund capital expenditures

•	The ability to find, acquire, market, develop and produce new natural gas and oil properties

•	Natural gas and oil price volatility

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures

•	Operating hazards attendant to the natural gas and oil business

•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance

•	Potential mechanical failure or under-performance of significant wells or pipeline mishaps

•	Climatic conditions

•	Availability and cost of material and equipment

•	Delays in anticipated start-up dates

•	Actions or inactions of third-party operators of our properties

•	Commodity price movements adversely affecting our hedge position

•	Ability to find and retain skilled personnel

•	Strength and financial resources of competitors

•	Federal and state regulatory developments and approvals

•	Environmental risks

•	Worldwide economic conditions

•	Ability of LNG to become a competitive energy supply in the United States

•	Operational and financial risks associated with foreign exploration and production

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

Overview

We are an independent natural gas and oil company engaged in the exploration, production and acquisition of natural gas and oil in the United States. Our primary source of production is currently in south Texas. Our south Texas properties currently account for all of our production. We also own leases and conduct exploration activities offshore in the Gulf of Mexico and hold a 10% limited partnership interest in a proposed LNG terminal in Freeport, Texas.

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

Funding exploration prospects developed by our alliance partners. Because we only have four employees, we depend on alliance partners for exploration, development and production expertise. Our three alliance partners, Juneau Exploration Company, LP (“JEX”), Alta Resources, LLC and Coastline Exploration, Inc., perform all of our prospect generation and evaluation functions.

Negotiated acquisitions of proved properties. We continue to seek negotiated producing property acquisitions based on our view of the pricing cycles of natural gas and oil and available exploitation opportunities of probable and possible reserves. Since January 1, 2002, we have acquired approximately 14.0 Bcfe of proved developed producing reserves of natural gas and oil.

Sale of proved properties. From time-to-time as part of our business strategy, we may sell some or a substantial portion of our proved reserves to capture current value, using the sales proceeds to further our exploration activities. In July 2003, we sold producing properties consisting of 10 wells in south Texas for $5.0 million, and in December 2003, Contango and its 33%-owned subsidiary, Republic Exploration LLC, sold all of their then producing Gulf of Mexico leases for approximately $12.0 million.

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

Seeking new alliance ventures. While our core focus will remain the domestic exploration and production business, we will also continue to seek opportunities that may include foreign exploration prospects, such as our recent agreement with Texas Petroleum Investment Company (“TPIC”) to pursue an oil exploration prospect in the Aquitaine Basin in southwestern France. We may also make investments in downstream natural gas assets, such as our investment in our Freeport, Texas LNG gasification plant.

Structuring incentives to drive behavior. We believe that equity ownership aligns the interests of our partners, employees, and stockholders. Our directors and executive officers beneficially own approximately 20% of our common stock. In addition, our alliance partners co-invest in prospects that they recommend to us.

Exploration Alliances with JEX, Alta Resources and Coastline

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

Alliance with Alta Resources. Alta Resources is a private company formed for the purpose of assembling domestic, onshore natural gas and oil prospects. In July 2003, Contango and Alta Resources entered into an agreement with Seitel Data Ltd. for a 3-D seismic shoot covering approximately 40 square miles in southern Duval County, Texas. The cost to Contango for this 3-D seismic shoot was approximately $1.7 million. The seismic shoot was completed in November 2003, and processing, evaluation and prospect identification is now underway. As part of the participation agreement between Contango and Alta Resources, Contango will receive a 42.5% working interest (an approximate 32% net revenue interest) in approximately 9,000 acres of natural gas and oil leases owned by Alta Resources in Duval County, Texas. These leases are directly on trend with nearby Queen City discoveries, including our Queen City production located to the south. We will have the right to participate in any wells drilled on identified prospects. On each prospect drilled, Alta Resources will receive an overriding royalty interest ranging from 1.0% to 3.0% of our working interest depending on the net revenue interest in the prospect. When drilling begins on a prospect, we will bear 50% of the drilling costs through first production and will have a 42.5% working interest (an approximate 32% net revenue interest) in producing wells.

Alliance with Coastline. Coastline is a private company engaged in domestic, onshore natural gas and oil exploration and production. In October 2003, Contango and Coastline entered into an exploration agreement to explore and develop prospects in south Texas over the next six months using existing 3-D seismic data in Kenedy County, Texas. Review, evaluation and acquisition of leases are progressing. We anticipate any drillable prospects will be identified by April 2004. Our investment in this exploration venture currently totals $75,000.

Domestic Onshore Exploration and Properties

JEX Activities

In 2003, we participated in a 3-D seismic shoot in Jim Hogg and Starr Counties, Texas, covering approximately 100 square miles at a net cost to us of approximately $2.7 million. The processing and evaluation of this data is now complete. We have drilled four shallow wells, three successful and one dry. We also drilled a Queen City exploratory well in November 2003 that is currently producing. Based on this well, we expect to drill an additional Queen City well, with an estimated net dry hole cost of approximately $400,000.

In August 2003, Contango, along with JEX, entered into a participation agreement with several other parties to identify and evaluate natural gas and oil exploration prospects in a prospect area covering approximately 32,000 acres in Dimmit and Zavala Counties, Texas. Our share of prospect identification is expected to cost approximately $1.0 million. We currently have advanced approximately $220,000 as our share of prospect identification costs.

During the three months ended December 31, 2003, we participated with an approximate 7.1% working interest in a 15,500-foot Wilcox test in Goliad County, Texas. Our cost to drill and complete this well is estimated at approximately $433,000. The well is still under evaluation.

Alta Resources Activities

We recently drilled a Queen City exploratory well with Alta Resources in Jim Hogg County, Texas (45% working interest) that resulted in a dry hole. Our cost to drill and complete this well was approximately $700,000.

In October 2003, Contango and Alta Resources completed a 3-D seismic shoot covering approximately 40 square miles in southern Duval County, Texas. The net cost to us was approximately $1.7 million. Two prospects have been identified, one shallow and a Queen City prospect. The estimated dry hole cost of these two wells is approximately $500,000, with drilling expected to start in the April 2004 timeframe. If this play develops, we would expect to drill another three to five development wells with drilling expenditures in the $2.1 to $3.5 million range.

We have recently agreed to participate with Alta Resources in a prospect located onshore in Matagorda County, Texas. The dry hole cost is estimated at approximately $1.4 million, of which our share will be approximately $700,000. After casing point, we will own an approximate 34% working interest in the well. Drilling is expected to commence in the April 2004 timeframe.

Coastline Activities

In October 2003, we agreed to participate with Coastline in any exploration prospects that may be generated in a prospect area in Kenedy County, Texas. If this play develops, we could drill three to five exploratory wells with a dry hole cost in the $1.0 to $2.0 million range.

International Onshore Exploration and Properties

Contango and TPIC have agreed to pursue an oil exploration prospect in the Aquitaine Basin in southwestern France. The initial well will be an oil test to be drilled to approximately 10,500 feet. The dry hole cost of this well is estimated at approximately $4.0 million. Contango’s dry hole exposure is estimated at approximately $800,000. The assignment of our 20% interest in the exploration prospect and approval for the well are subject to French government approval, which is expected within the next 90 to 120 days. We will develop our future plans in France based on the results of this well.

Offshore Gulf of Mexico Exploration Joint Ventures

Contango. Contango directly and through affiliated companies conducts exploration activities in the Gulf of Mexico. Currently, Contango has an interest in three offshore leases. See “Offshore Operations and Properties” below for additional information on Contango’s offshore properties.

Contango also owns an equity interest in Republic Exploration LLC, Magnolia Offshore Exploration LLC and Contango Offshore Exploration LLC, formed for the purpose of generating exploration opportunities in the Gulf of Mexico. These limited liability companies (“LLCs”) have collectively licensed approximately 4,000 blocks of 3-D seismic data and have focused on identifying prospects, acquiring leases at federal and state lease sales and then selling the prospects to third parties, subject to timed drilling obligations plus retained reversionary interests in favor of the LLCs. In the future, Contango may choose to take a direct working interest in some of these prospects under the same arms-length terms available to industry partners.

Republic Exploration LLC. Contango’s original investment in Republic Exploration in August 2000 was approximately $6.7 million for a 33.3% ownership interest. The other members of Republic Exploration are JEX, its managing member, and a privately held company. Both have comprehensive offshore experience. Republic Exploration holds a non-exclusive license to approximately 1,700 blocks of 3-D seismic data in the shallow waters of the Gulf of Mexico. This data is used to identify, acquire and exploit natural gas and oil prospects. All leases owned by Republic Exploration are subject to a

3.3% overriding royalty interest in favor of the JEX exploration team. See “Offshore Operations and Properties” below for more information on Republic Exploration’s offshore properties.

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

Contango Offshore Exploration LLC. Contango purchased a 66.7% interest in Contango Offshore Exploration in September 2002. JEX is the only other member and acts as the managing member. Contango Offshore Exploration’s activities will be focused on identifying and purchasing prospects in the Gulf of Mexico and selling them to third parties, retaining a reversionary interest. To date, Contango Offshore Exploration has invested approximately $8.5 million to acquire and reprocess 2,294 blocks of 3-D seismic data and to acquire leases in the Gulf of Mexico. Contango Offshore Exploration has acquired a total of eight leases, all of which are available for farmout. All leases will be subject to a 3.3% overriding royalty interest in favor of the JEX exploration team. See “Offshore Operations and Properties” below for additional information on Contango Offshore Exploration’s properties.

In December 2003, Contango and Republic Exploration sold their producing Gulf of Mexico leases for approximately $12.0 million. As a result of this sale, Contango recorded a gain of approximately $6.2 million as of December 31, 2003. Properties included in the sale were Eugene Island 110, Grand Isle 28 and High Island 25-L. Contango received approximately $3.7 million in cash proceeds for its portion of the sale. Republic Exploration received cash proceeds of approximately $8.3 million for its portion of the sale. Republic Exploration subsequently made distributions of $3.0 million to its members, including a $1.0 million distribution to Contango. After payment of these distributions and including cash already on hand, Republic Exploration has total cash of approximately $8.7 million available for future lease acquisitions and exploration drilling.

Current Activities. In August 2003, Contango Offshore Exploration and Republic Exploration participated in the Gulf of Mexico Lease Sale #187. Republic Exploration was high bidder on one lease block, and Contango Offshore Exploration was high bidder on four lease blocks. Three of Contango Offshore Exploration’s lease blocks are located in the East Breaks area and are in deep water (1,600 to 2,500 feet). These awards represent a new exploration region for Contango. As with our deep shelf exploration, our business plan is to farm-out these prospects and retain only a reversionary working interest or an overriding royalty interest. Contango expects that Republic Exploration and Contango Offshore Exploration will participate in the Central Gulf of Mexico lease sale to be held in March 2004.

Contango and Republic Exploration recently farmed out two “deep shelf” lease blocks, Vermilion 73 and Eugene Island 113B. A deep test on Vermilion 73 is currently drilling, with a shallower well expected to be drilled during 2004. Eugene Island 113B is expected to spud later this year. In addition, we anticipate that our West Cameron 174 Block and East Breaks Blocks 283, 369 and 370 will be farmed-out and drilled during 2004.

The Minerals Management Service (“MMS”) recently released a new rule on royalty relief for shallow water, deep natural gas production from certain Gulf of Mexico leases. “Deep gas” refers to natural gas produced from wells greater than 15,000 feet in waters of 200 meters or less. Royalty relief is available on the first 15 BCF of natural gas production if produced from an interval between 15,000 to less than 18,000 feet. Royalty relief is available on the first 25 BCF of natural gas production if produced from an interval between greater than 18,000 feet. This royalty relief is expected to have a positive impact on the economics of deep gas wells drilled on the shelf of the Gulf of Mexico.

Offshore Properties

The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico as of February 13, 2004:

Area/Block	WI	NRI	Acquired	Status
Contango Oil & Gas Company:
Eugene Island 28	(4)	(4)	Mar-00	Sold 01/2004
Brazos 436	13.6%	10.8%	Jul-00	Shut in; pending abandonment
Grand Isle 28	(5)	(5)	Apr-01	Sold 12/2003
East Cameron 107	33.8%	27.0%	May-01	Available for farm-out
Eugene Island 113B	(2)	(2)	May-01	Farmed out; expected to spud 2004
Eugene Island 110	(5)	(5)	Jul-01	Sold 12/2003
Republic Exploration (1):
High Island 25L, N/2NE	(5)	(5)	Jan-01	Sold 12/2003
Grand Isle 28	(5)	(5)	Apr-01	Sold 12/2003
East Cameron 107	66.2%	53.0%	May-01	Available for farm-out
Eugene Island 113B	(2)	(2)	May-01	Farmed out; expected to spud 2004
Eugene Island 110	(5)	(5)	Jul-01	Sold 12/2003
West Delta 36	100.0%	80.0%	May-02	Available for farm-out
Vermilion 73	(3)	(3)	Jul-02	Deep prospect drilling; shallow test expected in 2004
West Cameron 174	100.0%	80.0%	Jun-03	Farm-out and drilling expected in 2004
High Island 113	100.0%	80.0%	Sep-03	Available for farm-out
Magnolia Offshore Exploration (1):
Ship Shoal 155	100.0%	80.0%	May-02	Available for farm-out
Viosca Knoll 75	100.0%	80.0%	May-02	Available for farm-out
Contango Offshore Exploration (1):
Vermillion 231	100.0%	80.0%	May-03	Available for farm-out
Viosca Knoll 167	100.0%	80.0%	May-03	Available for farm-out
Eugene Island 209	100.0%	80.0%	Jun-03	Available for farm-out
Viosca Knoll 161	100.0%	80.0%	Jun-03	Available for farm-out
High Island A16	100.0%	80.0%	Nov-03	Available for farm-out
East Breaks 283	100.0%	80.0%	Nov-03	Farm-out and drilling expected in 2004
East Breaks 369	100.0%	80.0%	Nov-03	Farm-out and drilling expected in 2004
East Breaks 370	100.0%	80.0%	Nov-03	Farm-out and drilling expected in 2004

(1)	Contango has a 33.3% interest in Republic Exploration, 50% interest in Magnolia Offshore Exploration (subject to a third party net profits interest) and 66.7% interest in Contango Offshore Exploration.

(2)	At project payout, Contango (33.75%) and Republic Exploration (66.25%) will collectively have the option to take a 25%

working interest (8.44% WI/ 6.75% NRI and 16.56% WI/13.25% NRI, respectively) or a 10% overriding royalty interest (3.4% and 6.6%, respectively).

(3)	At project payout, Republic Exploration will have the option to elect to receive a 25% working interest (20% net revenue interest) or a 10% ORRI; provided, however, Republic’s interest (after payout) in any wells drilled within the participating area, covering depth limited-portions of this block and three other contiguous third party-owned blocks, will either be a 4.625% WI (3.70% NRI) or a 1.85% ORRI (inasmuch as VR-73 comprises only 18.5% of the lands included in the four block participating area).

(4)	Sold 01/2004.

(5)	Sold 12/2003.

Freeport LNG Development, L.P.

In March 2003, we exercised an option to purchase from Cheniere Energy, Inc. a 10% limited partnership interest in Freeport LNG Development, L.P. (“Freeport LNG Project” and “Freeport LNG”), a limited partnership formed to develop a LNG receiving terminal in Freeport, Texas. Our commitment is $2.3 million, $1,650,000 of which has been paid as of February 13, 2004. The balance of $683,333 is being paid in $100,000 monthly payments in March and April 2004, with an $83,333 payment due in May 2004 and a final payment of $400,000 due upon receipt of Federal Energy Regulatory Commission (“FERC”) approval for the project.

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

In November 2003, we announced that FERC had concluded in a draft Environmental Impact Statement (“EIS”) that the approval of Freeport LNG’s proposed liquefied natural gas receiving terminal, with the adoption of recommended mitigation measures, would have limited adverse environmental impact and would be an environmentally acceptable action. Freeport LNG expects to receive a final EIS and final FERC approval for its application to build a 1.5 Bcf per day LNG receiving terminal near Freeport, Texas in 2004. The EIS provided for a comment period, and FERC has conducted a public meeting that gave interested parties an opportunity to comment on the draft EIS. Assuming that FERC approval is received in 2004, the construction phase is expected to commence during 2004, with the first LNG shipment being received in the second half of 2007.

In December 2003, we announced the signing of an agreement between ConocoPhillips and Freeport LNG whereby ConocoPhillips will participate in Freeport LNG’s project to build the receiving terminal. ConocoPhillips will acquire one billion cubic feet per day of capacity in the terminal for its use, obtain a 50% interest in the general partner of Freeport LNG, and provide construction funding presently estimated at $400-450 million. We continue to own a 10% limited partnership interest in the project.

The management of Freeport LNG will remain in place and be responsible for all commercial activities and customer interface for the remaining capacity in the facility. ConocoPhillips will be primarily responsible for the management of construction and operation of the facility. The transaction calls for ConocoPhillips, as a user of the facility, to pay its proportionate share of operating expenses and fuel costs, a throughput fee of $0.05 per Mcf, and all amounts necessary to amortize the construction funding. In addition, ConocoPhillips has paid a non-refundable capacity reservation fee of $10.0 million to Freeport LNG. The transaction is expected to close in the spring of 2004, subject to completion of remaining documentation and satisfaction of closing conditions.

As part of the formation of Freeport LNG Development, L.P., Cheniere granted Contango warrants to purchase 300,000 shares of Cheniere common stock. In June and September 2003, Contango exercised the warrants, acquiring 300,000 shares of Cheniere common stock. As of December 31, 2003, we had sold the 300,000 shares, recognizing a gain of $710,322 for the six months ended December 31, 2003. See MD&A, “Gain on Sale of Marketable Securities” for additional information.

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

Recently Issued Accounting Standards. The FASB has recently issued two new pronouncements, Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”); and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).

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

SFAS150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. It was to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 did not have an impact on the Company’s consolidated financial position or results of operations.

In December, 2003, the FASB issued FIN 46(R), Consolidation of Variable Interest Entities, An Interpretation of ARB 51. The primary objectives of FIN 46(R) are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities or VIEs) and how to determine when and which business enterprise should consolidate the VIE. Application of FIN 46(R) is required in the financial statements of public companies that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company does not anticipate the adoption of FIN 46(R) to have any effect on the Company’s financial statements.

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

The Company has determined that the fair value method is preferable to the intrinsic value method previously applied. During the six months ended December 31, 2003 and 2002, the Company recorded a charge of $77,383 and $53,027 to general and administrative expense related to fiscal year 2003 and 2002 grants, respectively. Because compensation expense is recognized over a vesting period, the effect of applying the fair value method in the initial years of implementation may not be representative of the effects on net income (loss) that will be reported in future years.

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

In June 1998, the FASB issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 established accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts), as defined, be recorded in the balance sheet as either an asset or liability measured at fair value and requires that changes in fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

Although the Company’s hedging transactions generally are designed as economic hedges for a portion of future natural gas and oil production, the Company has elected not to designate the derivative instruments as “hedges” under SFAS 133. As a result, gains and losses, representing changes in these derivative instruments’ mark-to-market fair values, are recognized currently in the Company’s earnings (see footnote 6 for more information on hedging activities).

MD&A Summary Data

The table below sets forth, for the periods indicated, summary information discussed below.

	Three Months Ended December 31,			Six Months Ended December 31,
	2003	2002	Change	2003	2002	Change
Natural gas and oil sales	$5,980,308	$7,714,265	-22%	$14,232,812	$14,731,758	-3%
Gain (loss) from hedging activities	$(24,071)	$(192,970)	*	$58,171	$(186,326)	*
Production:
Natural gas (thousand cubic feet per day)	11,364	17,466	-35%	13,089	18,043	-27%
Oil and condensate (barrels per day)	241	417	-42%	314	417	-25%
Average sales price:
Natural gas (per thousand cubic feet)	$5.08	$4.21	21%	$5.20	$3.84	35%
Oil and condensate (per barrel)	$30.10	$24.63	22%	$29.57	$25.85	14%
Operating expenses	$916,685	$1,671,028	-45%	$2,568,914	$2,730,799	-6%
Exploration expenses	$2,131,885	$9,368,212	-77%	$3,487,998	$11,908,144	-71%
Depreciation, depletion and amortization	$1,618,899	$2,187,751	-26%	$3,412,735	$4,576,510	-25%
Impairment of natural gas and oil properties	$42,995	$—	*	$42,995	$—	*
General and administrative expenses	$768,473	$659,751	16%	$1,145,580	$1,073,093	7%
Interest expense	$115,235	$169,583	-32%	$279,645	$353,903	-21%
Interest income	$5,250	$9,903	*	$19,666	$21,165	*
Gain on sale of marketable securities	$65,023	$—	*	$710,322	$—	*
Gain on sale of assets and other	$6,061,805	$—	*	$7,116,410	$36,150	*

*	Not meaningful

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $6.0 million for the three months ended December 31, 2003, down from approximately $7.7 million reported for the three months ended December 31, 2002. This decrease was attributable to declines in natural gas and oil production. These production declines were partially offset by higher prices for natural gas and oil.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the three months ended December 31, 2003 was approximately 11.4 million cubic feet of natural gas per day, down from approximately 17.5 million cubic feet of natural gas per day for the three months ended December 31, 2002. Net oil production for the comparable periods decreased from 417 barrels of oil per day to 241 barrels of oil per day. This decrease was due to the natural decline in production from our south Texas properties. For the three months ended December 31, 2003, prices for natural gas and oil were $5.08 per Mcf and $30.10 per barrel, up from $4.21 per Mcf and $24.63 per barrel for the three months ended December 31, 2002.

Operating Expenses. Operating expenses, including severance taxes, for the three months ended December 31, 2003 were approximately $0.9 million, down from the $1.7 million reported for the three months ended December 31, 2002. Of the $0.9 million reported for the three months ended December 31, 2003, approximately $0.7 million was attributable to lease operating expense and ad valorem taxes and approximately $0.2 million was attributable to production and severance taxes. The Railroad Commission of Texas has extended the natural gas incentive allowing for severance tax reduction on tight sand gas wells. As a result, some of our south Texas Queen City formation properties are eligible for severance tax reduction. Operating expenses, including severance taxes, for the three months ended December 31, 2002 were approximately $1.7 million. Of the $1.7 million reported for the three months ended December 31, 2002, approximately $1.1 million was attributable to lease operating expense and ad valorem taxes, and approximately $0.6 million was attributable to production and severance taxes. The decrease in operating expenses for the three months ended December 31, 2003 was attributable to lower overall costs of operations resulting from lower production and lower severance taxes as a result of severance tax reductions.

Exploration Expense. We reported approximately $2.1 million of exploration expenses for the three months ended December 31, 2003. Of this amount, approximately $0.7 million was attributable to the cost to shoot, acquire and reprocess 3-D seismic data in south Texas, approximately $0.7 million was attributable to the cost to acquire and reprocess 3-D seismic data and leases offshore in the Gulf of Mexico and $0.7 million was related to an unsuccessful well drilled in south Texas during the period. We reported approximately $9.4 million of exploration expenses for the three months ended December 31, 2002. Of this amount, approximately $3.3 million was attributable to the cost to acquire 3-D seismic data offshore in the Gulf of Mexico, approximately $1.2 million was the cost to shoot 3-D seismic in south Texas and $0.5 million was the cost to acquire seismic data in south Texas. An additional $4.4 million was attributable to a reduction of our ownership in the net assets of Republic Exploration and Magnolia Offshore Exploration (see footnote 1 to Notes to Consolidated Financial Statements and see “Critical Accounting Policies – Principles of Consolidation” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended December 31, 2003 was approximately $1.6 million. For the three months ended December 31, 2002, we recorded approximately $2.2 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily the result of lower production from our south Texas Properties.

Impairment of Natural Gas and Oil Properties. For the six months ended December 31, 2003, we reported an impairment expense of approximately $43,000 resulting from a write down of one of our offshore Gulf of Mexico leases available for farm-out.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2003 were approximately $768,500, up from $659,800 for the three months ended December 31, 2002. Major components of general and administrative expenses for the three months ended December 31, 2003 included approximately $362,500 in salaries and benefits (including $250,000 of bonus accrual), $39,300 in legal, accounting, engineering and other professional fees, $100,100 of office administration expenses, $89,500 of insurance costs, $50,300 related to the cost of expensing stock options and $126,600 of other expenses.

Components of general and administrative expense for the three months ended December 31, 2002 included approximately $128,000 in salaries and benefits, $381,700 in legal, accounting, engineering and other professional fees, $26,600 in insurance, $91,000 in office administration expenses and $32,500 in other expenses.

Interest Expense. We reported interest expense of approximately $0.1 million for the three months ended December 31, 2003, down from the approximate $0.2 million reported for the three months ended December 31, 2002. This decrease primarily was attributable to lower average levels of borrowings under our bank line of credit.

Gain on Sale of Marketable Securities. As part of the formation of Freeport LNG Development, L.P., Cheniere granted Contango warrants to purchase 300,000 shares of Cheniere common stock. In June and September 2003, Contango exercised the warrants, purchasing 300,000 shares of Cheniere common stock. As of December 31, 2003, the Company had sold the 300,000 shares of Cheniere common stock. For the three months ended December 31, 2003, we reported a gain on the sale of marketable securities of approximately $0.1 million (see footnote 7 to Notes to Consolidated Financial Statements).

Gain on Sale of Assets and Other. In December 2003, Contango and its 33.3%-owned subsidiary, Republic Exploration, sold their producing Gulf of Mexico leases for approximately $12.0 million. As a result of this sale, Contango recorded a gain of approximately $6.2 million as of December 31, 2003. Properties included in the sale were Eugene Island 110, Grand Isle 28 and High Island 25-L. Because the interests sold were unearned back-in working interests, Contango had no proved reserves attributable to the properties sold.

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $14.2 million for the six months ended December 31, 2003, compared to approximately $14.7 million reported for the six months ended December 31, 2002. This decrease was attributable to declines in natural gas and oil production that were largely offset by higher prices for natural gas and oil.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the six months ended December 31, 2003 was approximately 13.1 million cubic feet of natural gas per day, down from approximately 18.0 million cubic feet of natural gas per day for the six months ended December 31, 2002. Net oil production for the comparable periods decreased from 417 barrels of oil per day to 314 barrels of oil per day. This decrease was due to the natural decline in production from our south Texas properties. For the six months ended December 31, 2003, prices for natural gas and oil were $5.20 per Mcf and $29.57 per barrel, up from $3.84 per Mcf and $25.85 per barrel for the six months ended December 31, 2002.

Operating Expenses. Operating expenses, including severance taxes, for the six months ended December 31, 2003 were approximately $2.6 million, down from the $2.7 million reported for the six months ended December 31, 2002. Of the $2.6 million reported for the six months ended December 31,

2003, approximately $1.6 million was attributable to lease operating expense and ad valorem taxes, approximately $0.8 million was attributable to production and severance taxes and $0.2 million was attributable to workover costs. The Railroad Commission of Texas has extended the natural gas incentive allowing for severance tax reduction on tight sand gas wells. As a result, some of our south Texas Queen City formation properties are eligible for severance tax reduction.

Operating expenses, including severance taxes, for the six months ended December 31, 2002 were approximately $2.7 million. Of the $2.7 million reported for the six months ended December 31, 2002, approximately $1.7 million was attributable to lease operating expense and ad valorem taxes, and approximately $1.0 million was attributable to production and severance taxes. The decrease in operating expenses for the six months ended December 31, 2003 was attributable to lower overall costs of operations resulting from lower production and lower severance taxes as a result of severance tax reductions.

Exploration Expense. We reported approximately $3.5 million of exploration expenses for the six months ended December 31, 2003. Of this amount, approximately $1.7 million was attributable to the cost to shoot, acquire and reprocess 3-D seismic data in south Texas, approximately $1.0 million was attributable to the cost to acquire and reprocess 3-D seismic data offshore in the Gulf of Mexico and approximately $0.8 million was related to two unsuccessful wells drilled in south Texas during the period. For the six months ended December 31, 2002, we reported approximately $11.9 million of exploration expenses. Of this amount, approximately $4.2 million was attributable to the cost to acquire 3-D seismic data offshore in the Gulf of Mexico, approximately $2.2 million was the cost to shoot 3-D seismic in south Texas and approximately $0.7 million was the cost to acquire seismic data in south Texas. Of the remaining $4.8 million, approximately $4.4 million was attributable to a reduction of our ownership in the net assets of Republic Exploration and Magnolia Offshore Exploration and approximately $0.4 million was attributable to a dry hole drilled on our STEP properties (see footnote 1 to Notes to Consolidated Financial Statements and see “Critical Accounting Policies – Principles of Consolidation” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the six months ended December 31, 2003 was approximately $3.4 million. For the six months ended December 31, 2002, we recorded approximately $4.6 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily the result of lower production from our south Texas properties.

Impairment of Natural Gas and Oil Properties. For the six months ended December 31, 2003, we reported an impairment expense of approximately $43,000 resulting from a write down of one of our offshore Gulf of Mexico leases available for farm-out.

General and Administrative Expenses. General and administrative expenses for the six months ended December 31, 2003 were approximately $1.1 million, compared to approximately $1.1 million for the six months ended December 31, 2002. Major components of general and administrative expenses for the six months ended December 31, 2003 included approximately $471,400 in salaries and benefits (including $250,000 of bonus accrual), $95,500 in legal, accounting, engineering and other professional fees, $190,200 of office administration expenses, $113,100 of insurance costs, $77,400 related to the cost of expensing stock options and $197,900 of other expenses.

Components of general and administrative expense for the six months ended December 31, 2002 included approximately $252,100 in salaries and benefits, $488,100 in legal, accounting, engineering and other professional fees, $64,900 in insurance, $207,600 in office administration expenses and $60,400 in other expenses.

Interest Expense. We reported interest expense of approximately $0.3 million for the six months ended December 31, 2003, down from the $0.4 million reported for the six months ended December 31, 2002. This decrease primarily was attributable to lower average levels of borrowings under our bank line of credit.

Gain on Sale of Marketable Securities. As part of the formation of Freeport LNG Development, L.P., Cheniere granted Contango warrants to purchase 300,000 shares of Cheniere common stock. In June and September 2003, Contango exercised the warrants, purchasing 300,000 shares of Cheniere common stock. As of December 31, 2003, the Company had sold the 300,000 shares of Cheniere common stock. For the six months ended December 31, 2003, we reported a gain on the sale of marketable securities of approximately $0.7 million (see footnote 7 to Notes to Consolidated Financial Statements).

Gain on Sale of Assets and Other. For the six months ended December 31, 2003, we reported an approximate $7.1 million gain on the sale of assets from two transactions.

In September 2003, we sold properties within our south Texas exploration program consisting of 10 wells in Brooks County, Texas for $5.0 million, reporting a gain of approximately $0.9 million attributable to this producing property sale.

In December 2003, Contango and its 33.3%-owned subsidiary, Republic Exploration, sold their producing Gulf of Mexico leases for approximately $12.0 million. As a result of this sale, Contango recorded a gain of approximately $6.2 million as of December 31, 2003. Properties included in the sale were Eugene Island 110, Grand Isle 28 and High Island 25-L. Because the interests sold were unearned back-in working interests, Contango had no proved reserves attributable to the properties sold (see footnote 9 to Notes to Consolidated Financial Statements).

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Production:
Natural gas (thousand cubic feet)	1,045,505	1,606,846	2,408,357	3,319,914
Oil and condensate (barrel)	22,160	38,398	57,766	76,645
Total (thousand cubic feet equivalent)	1,178,465	1,837,234	2,754,953	3,779,784
Natural gas (thousand cubic feet per day)	11,364	17,466	13,089	18,043
Oil and condensate (barrels per day)	241	417	314	417
Total (thousand cubic feet equivalent per day)	12,810	19,968	14,973	20,545
Average sales price:
Natural gas (per thousand cubic feet)	$5.08	$4.21	$5.20	$3.84
Oil and condensate (per barrel)	$30.10	$24.63	$29.57	$25.85
Total (per thousand cubic feet equivalent)	$5.07	$4.20	$5.17	$3.90
Selected data per Mcfe:
Production and severance taxes	$0.22	$0.31	$0.31	$0.27
Lease operating expenses	$0.56	$0.60	$0.63	$0.45
General and administrative expenses	$0.65	$0.36	$0.42	$0.28
Depreciation, depletion and amortization of natural gas and oil properties	$1.35	$1.17	$1.22	$1.19
EBITDAX (1)	$10,397,907	$5,190,516	$18,403,221	$10,777,690

(1)	EBITDAX represents earnings before interest, income taxes, depreciation, depletion and amortization, impairment expenses, exploration expenses, including gain (loss) from hedging activities and sale of assets. We have reported EBITDAX because we believe EBITDAX is a measure commonly reported and widely used by investors as an indicator of a company’s operating performance and ability to incur and service debt. We believe EBITDAX assists investors in comparing a company’s performance on a consistent basis without regard to depreciation, depletion and amortization, impairment of natural gas and oil properties and exploration expenses, which can vary significantly depending upon accounting methods. EBITDAX is not a calculation based on U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss) in measuring our performance or used as an exclusive measure of cash flow because it does not consider the impact of working capital growth, capital expenditures, debt principal reductions and other sources and uses of cash, which are disclosed in our statements of cash flows. Investors should carefully consider the specific items included in our computation of EBITDAX. While we have disclosed our EBITDAX to permit a more complete comparative analysis of our operating performance and debt servicing ability relative to other companies, investors should be cautioned that EBITDAX as reported by us may not be comparable in all instances to EBITDAX as reported by other companies. EBITDAX amounts may not be fully available for management’s discretionary use, due to requirements to conserve funds for capital expenditures, debt service, preferred stock dividends and other commitments.

A reconciliation of EBITDAX to income (loss) from operations for the periods indicated is presented below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Income (loss) from operations	$477,300	$(6,365,447)	$3,632,761	$(5,743,114)
Exploration expenses	2,131,885	9,368,212	3,487,998	11,908,144
Depreciation, depletion and amortization	1,618,899	2,187,751	3,412,735	4,576,510
Impairment of natural gas and oil properties	42,995	—	42,995	—
Gain on sale of marketable securities	65,023	—	710,322	—
Gain on sale of assets and other	6,061,805	—	7,116,410	36,150

EBITDAX	$10,397,907	$5,190,516	$18,403,221	$10,777,690

Capital Resources and Liquidity

Cash Inflows

During the six months ended December 31, 2003, we funded our activities with cash on hand, internally generated cash flow, borrowings under our bank line of credit, the sale of producing properties and the sale of our Series C preferred stock. We reported total revenues for the three and six months ended December 31, 2003 of approximately $6.0 million and $14.3 million, respectively. EBITDAX for the three and six months ended December 31, 2003 was approximately $10.4 million and $18.4 million, respectively. Between June 30, 2003 and December 31, 2003, accounts receivable decreased from approximately $6.0 million to $4.1 million. This decrease was attributable to the inclusion at June 30, 2003 of two months of accounts receivable from our Brooks County, Texas production, which was sold in September 2003, and to natural declines in natural gas and oil production.

In September 2003, we completed the sale of certain reserves in Brooks County, Texas for $5.0 million and recorded a gain of approximately $900,000 for the six months ended of December 31, 2003. Proved reserves were 1.5 Bcfe and accounted for approximately $5.0 million of the Company’s discounted present value at 10% per annum as of June 30, 2003. Our current production rate following the sale of these properties is approximately 15,000 MMbtue per day. At anticipated production levels and current commodity price levels, we expect to have EBITDAX of approximately $1.5 to $ 2.0 million per month through June 2004.

In December 2003, Contango and Republic Exploration sold their producing Gulf of Mexico leases for approximately $12.0 million. As a result of this sale, Contango recorded a gain of approximately $6.2 million as of December 31, 2003. Properties included in the sale were Eugene Island 110, Grand Isle 28 and High Island 25-L. Contango received approximately $3.7 million in cash proceeds for its portion of the sale. Republic Exploration received cash proceeds of approximately $8.3 million for its portion of the sale. Republic Exploration subsequently made distributions of $3.0 million to its members, including a $1.0 million distribution to Contango. After payment of these distributions and including cash already on hand, Republic Exploration has total cash of approximately $8.7 million, available for future lease acquisitions and exploration drilling.

In December 2003, we sold $8.0 million of our Series C preferred stock to a group of private institutional investors. The Series C preferred stock is perpetual and is convertible at the holders’ election at any time into shares of Contango common stock at a price of $6.00 per share. The dividend on the Series C Preferred Stock can be paid quarterly in cash at a rate of 6.0% per annum, or $480,000, or paid-in-kind at a rate of 7.5% per annum. We have filed a shelf registration with the Securities and Exchange Commission, which has become effective, covering the 1,333,328 shares of common stock issuable upon conversion of the Series C preferred stock, together with an additional 1,417,685 shares of common stock that are issuable upon the exercise of certain stock options and warrants or may be issuable as a result of payment of the Series C preferred stock dividends in kind.

In January 2004, we converted all of the outstanding shares of our Series A and Series B preferred stock into 2,136,364 shares of common stock. The Series A and Series B preferred stock paid an 8.0% annual dividend. The conversion of these shares into common stock will save us $600,000 annually in preferred dividends. We have agreed to file a shelf registration statement covering these 2,136,364 shares of common stock, plus an additional 1,851,852 shares of common stock owned by Trust Company of the West, the holder of the Series A Preferred Stock.

As part of the formation of Freeport LNG Development, L.P., Cheniere granted Contango a warrant to purchase 300,000 shares of Cheniere common stock. In June and September 2003, we exercised the warrant, purchasing 300,000 shares of Cheniere common stock. As of December 31, 2003, the 300,000 shares had been sold for a total realized gain of approximately $1.2 million.

Cash Outflows

In 2003, we participated in a 3-D seismic shoot in Jim Hogg and Starr Counties, Texas, covering approximately 100 square miles at a net cost to us of approximately $2.7 million. The processing and evaluation of this data is now complete. We have drilled four shallow wells, three successful and one dry. We also drilled a Queen City exploratory well in November 2003 that is currently producing. Based on this well, we expect to drill an additional Queen City well, with an estimated net dry hole cost of approximately $400,000.

In August 2003, Contango, along with JEX, entered into a participation agreement with several other parties to identify and evaluate natural gas and oil exploration prospects in a prospect area covering approximately 32,000 acres in Dimmit and Zavala Counties, Texas. Our share of prospect identification is expected to cost approximately $1.0 million. We currently have advanced approximately $220,000 as our share of prospect identification costs.

In August 2003, Contango Offshore Exploration and Republic Exploration participated in the Gulf of Mexico Lease Sale #187. Republic Exploration was high bidder on one lease block, and Contango Offshore Exploration was high bidder on four lease blocks, with winning bids totaling $1.5 million. Contango expects that Republic Exploration and Contango Offshore Exploration will participate in the Central Gulf of Mexico lease sale to be held in March 2004.

We recently drilled a Queen City exploratory well with Alta Resources in Jim Hogg County, Texas (45% working interest) that resulted in a dry hole. Our cost to drill and complete this well was approximately $700,000.

In October 2003, Contango and Alta Resources completed a 3-D seismic shoot covering approximately 40 square miles in southern Duval County, Texas. The net cost to us was approximately $1.7 million. Two prospects have been identified, one shallow and a Queen City prospect. The estimated dry hole cost of these two wells is approximately $500,000, with drilling expected to start in the April 2004 timeframe. If this play develops, we would expect to drill another three to five development wells with drilling expenditures in the $2.1 to $3.5 million range.

We have recently agreed to participate with Alta Resources in a prospect located onshore in Matagorda County, Texas. The dry hole cost is estimated at approximately $1.4 million, of which our share will be approximately $700,000. After casing point, we will own an approximate 34% working interest in the well. Drilling is expected to commence in the April 2004 timeframe.

In October 2003, we agreed to participate with Coastline in any exploration prospects that may be generated in a prospect area in Kenedy County, Texas. If this play develops, we could drill three to five exploratory wells with a dry hole cost in the $1.0 to $2.0 million range.

Contango and TPIC have agreed to pursue an oil exploration prospect in the Aquitaine Basin in southwestern France. The initial well will be an oil test to be drilled to approximately 10,500 feet. The dry hole cost of this well is estimated at approximately $4.0 million. Contango’s dry hole exposure is estimated at approximately $800,000. The assignment of our 20% interest in the exploration prospect and approval for the well are subject to French government approval, which is expected within the next 90 to 120 days. We will develop our future plans in France based on the results of this well.

In March 2003, we exercised an option to purchase from Cheniere Energy, Inc. a 10% limited partnership interest in Freeport LNG Development, L.P., a limited partnership formed to develop a LNG receiving terminal in Freeport, Texas. Our commitment is $2.3 million, $1,650,000 of which has been paid as of February 13, 2004. The balance of $683,333 is being paid in $100,000 monthly payments in March and April 2004, with an $83,333 payment due in May 2004 and a final payment of $400,000 due upon receipt of Federal Energy Regulatory Commission approval for the project.

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

Credit Facility

Our credit facility is a secured, reducing revolving line of credit with Guaranty Bank, FSB, secured by our natural gas and oil reserves. On February 13, 2004, the borrowing base was redetermined to $25.0 million in two tranches. Tranche A provides for a borrowing base of $23.0 million and matures on June 29, 2006. This amount reduces by $520,000 per month the first day of each month beginning March 1, 2004. Borrowings under Tranche A bear interest, at our option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent (1/4%) per annum. Additionally, we pay a quarterly commitment fee of three-eighths percent (3/8%) per annum on the average availability of Tranche A. Tranche B provides for a borrowing base of $2.0 million and matures on August 1, 2004. Borrowings under Tranche B will reduce by $520,000 per month the first day of each month following the date of borrowing, with the final reduction on August 1, 2004. Further, any amounts borrowed and repaid under Tranche B cannot be reborrowed. Borrowings under Tranche B bear interest, at the Company’s option, at either (i) LIBOR plus three percent (3%) or (ii) the bank’s base rate plus three-quarters percent (3/4%) per annum. Additionally, we pay a quarterly commitment fee of one-half percent (1/2%) per annum on the average availability under Tranche B. As of December 31, 2003, the

Company’s long-term debt totaled $3,606,900, all of which was outstanding under Tranche A of the line of credit.

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

As December 31, 2003, $3.6 million was outstanding under the credit facility, and we were in compliance with all financial covenants and ratios. On February 13, 2004, we had approximately $250,000 in cash on hand, no borrowing under our credit facility or any other long-term indebtedness and $25.0 million of unused bank borrowing capacity.

Natural Gas and Oil Reserves

The following table presents our estimated net proved, developed producing natural gas and oil reserves and the pre-tax net present value of our reserves at December 31, 2003, based on a reserve report generated by W.D. Von Gonten & Co. The pre-tax net present value is not intended to represent the current market value of the estimated natural gas and oil reserves we own.

The pre-tax net present value of future cash flows attributable to our proved developed producing reserves as of December 31, 2003 was determined by the December 31, 2003 prices of $5.76 per MMbtu for natural gas at the Houston Ship Channel and $32.52 per barrel of oil at West Texas Intermediate Posting, in each case before adjusting for basis and transportation costs. Our proved reserves are 91% natural gas.

Proved Reserves as of December 31, 2003
Natural gas (MMcf)	19,516
Oil and condensate (MBbls)	317
Total proved reserves (MMcfe)	21,418
Pre-tax net present value (SEC guidelines)	$70,201,648

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

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile, unpredictable and are beyond our control. For the six months ended December 31, 2003, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximate $1.4 million impact on our revenues.

Item 4.	Controls and Procedures

Kenneth R. Peak, our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures as of December 31, 2003. These controls and procedures are designed to ensure that all of the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified by the Commission and that the information is communicated to the Chief Executive Officer and Chief Financial Officer on a timely basis. Based on his evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were suitable and effective.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

On December 12, 2003, we sold $8.0 million of our Series C preferred stock to a group of private institutional investors. The sale of the Series C preferred stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, as a transaction not involving a public offering. The Series C preferred stock is perpetual, is senior to our common stock and is convertible at any time into shares of our common stock at a price of $6.00 per share. The dividend on the Series C preferred stock can be paid quarterly in cash at a rate of 6.0% per annum or paid-in-kind at a rate of 7.5% per annum. We have filed a shelf registration with the Securities and Exchange Commission, which has become effective, covering the 1,333,328 shares of common stock issuable upon conversion of the Series C preferred stock, together with an additional 1,417,685 shares of common stock that are issuable upon the exercise of certain stock options and warrants or may be issuable as a result of payment of the Series C preferred stock dividends in kind.

We used the net proceeds of this offering to repay indebtedness under our bank revolving credit facility. We intend to use the additional funds made available under our bank credit facility, together with cash flow from operations, to fund natural gas and oil exploration, development and production, to fund offshore lease acquisitions, to fund 3-D seismic shoots and acquisitions, to fund our investment in our proposed Freeport, Texas LNG receiving terminal and for general corporate purposes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by footnote, exhibits, which were previously filed, are incorporated by reference.

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation. (7)

3.2	Bylaws of Contango Oil & Gas Company, a Delaware corporation. (7)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (7)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation. (15)

4.1	Facsimile of common stock certificate of the Company. (1)

4.2	Certificate of Designations, Preferences and Relative Rights and Limitations for Series A Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (7)

4.3	Certificate of Designations, Preferences and Relative Rights and Limitations for Series B Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (7)

4.4	Certificate of Designations, Preferences and Relative Rights and Limitations for Series C Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (19)

10.1	Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C. (2)

10.2	Securities Purchase Agreement between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (12)

10.3	Warrant to Purchase Common Stock between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)

10.4	Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)

10.5	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West. (4)

10.6	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated. (4)

10.7	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. (4)

10.8	Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, LLC. dated effective as of September 1, 1999. (5)

10.9	Securities Purchase Agreement dated September 27, 2000 by and between Contango Oil & Gas Company and Aquila Energy Capital Corporation. (6)

10.10	Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (8)

10.11	First Amendment dated as of January 8, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (9)

10.12	Asset Purchase Agreement by and among Juneau Exploration, L.P. and Contango Oil & Gas Company dated January 4, 2002. (9)

10.13	Asset Purchase Agreement by and among Mark A. Stephens, John Miller, The Hunter Revocable Trust, Linda G. Ferszt, Scott Archer and the Archer Revocable Trust and Contango Oil & Gas Company dated January 9, 2002. (10)

10.14	Second Amendment dated as of February 13, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (11)

10.15	Waiver dated as of March 25, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (11)

10.16	Option Purchase Agreement between Contango Oil & Gas Company and Cheniere Energy, Inc. dated June 4, 2002. (13)

10.17	Waiver and Third Amendment dated as of April 26, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (14)

10.18	Fourth Amendment dated as of September 9, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (14)

10.19	Fifth Amendment, effective June 1, 2003, to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (16)

10.20	Sixth Amendment, effective September 1, 2003, to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (18)

10.21	Seventh Amendment, effective September 1, 2003, to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. †

10.22	Securities Purchase Agreement dated December 12, 2003 by and between Contango Oil & Gas Company and the Purchasers Named Therein. (19)

10.23	Freeport LNG Development, L.P. Amended and Restated Limited Partnership Agreement dated February 27, 2003. (20)

10.24	Partnership Purchase Agreement among Contango Sundance, Inc., Contango Oil & Gas, Cheniere LNG, Inc. and Cheniere Energy, Inc. dated March 1, 2003. (20)

10.25	First Amendment, dated December 19, 2003, to Freeport LNG Development, L.P. Amended and Restated Limited Partnership Agreement dated February 27, 2003. (20)

14.1	Code of Ethics. (17)

23.1	Consent of W.D. Von Gonten & Co. †

31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.

1.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

2.	Filed as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.

3.	Filed as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on February 14, 2000.

4.	Filed as an exhibit to the Company’s report on Form 8-K, dated August 24, 2000, as filed with the Securities and Exchange Commission of September 8, 2000.

5.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.

6.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 27, 2000, as filed with the Securities and Exchange Commission on October 3, 2000.

7.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

8.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2001, as filed with the Securities and Exchange Commission on September 21, 2001.

9.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2002, as filed with the Securities and Exchange Commission on January 8, 2002.

10.	Filed as an exhibit to the Company’s Form 10-QSB for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2002.

11.	Filed as an exhibit to the Company’s report filed on Form 10-QSB for the quarter ended March 31, 2002, dated May 2, 2002, as filed with the Securities and Exchange Commission.

12.	Filed as an exhibit to the Company’s Form 10-QSB/A for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on June 4, 2002.

13.	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-89900) as filed with the Securities and Exchange Commission on June 14, 2002.

14.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on September 26, 2002.

15.	Filed as an exhibit to the Company’s report filed on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.

16.	Filed as an exhibit to the Company’s report on Form 8-K, dated June 17, 2003, 2002, as filed with the Securities and Exchange Commission on June 18, 2003.

17.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 22, 2003.

18.	Filed as an exhibit to the Company’s report filed on Form 10-Q for the quarter ended September 30, 2003, dated November 12, 2003, as filed with the Securities and Exchange Commission.

19.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 12, 2003, as filed with the Securities and Exchange Commission on December 17, 2003.

20.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 19, 2003, as filed with the Securities and Exchange Commission on December 23, 2003.

(b)	Report on Form 8-K:

Form 8-K, event date January 26, 2004 (Item 7), announcing the Company’s election to convert the Series A and Series B preferred stock.

Form 8-K, event date December 19, 2003 (Items 5 and 7), reporting the signing of an agreement between ConocoPhillips and Freeport LNG Development, L.P., a partnership in which Contango has a 10% limited partnership interest.

Form 8-K, event date December 12, 2003 (Item 5 and 7), reporting the Company’s sale of 1,600 shares of its Series C cumulative convertible preferred stock to a group of private investors for gross proceeds of $8,000,000.

Form 8-K, event date December 9, 2003 (Item 7), announcing that the Company and its 33.3%-owned subsidiary, Republic Exploration LLC, had entered into an agreement to sell all of their currently producing Gulf of Mexico leases to private interests for approximately $12.0 million.

Form 8-K, event date November 11, 2003 (Item 7), reporting the results for the quarter ended September 30, 2003.

Form 8-K, event date February 13, 2004 (Items 5, 7 and 12), reporting the results for the three and six months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: February 13, 2003	By:	/s/ KENNETH R. PEAK

Kenneth R. Peak Chairman and Chief Executive Officer (Principal Executive and Financial Officer)

Date: February 13, 2003	By:	/s/ LESIA BAUTINA

Lesia Bautina Vice President and Controller (Principal Accounting Officer)