Form 10-Q
period 2004-09-30
CONTANGO OIL & GAS CO
filed 2004-11-12
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Total number of shares of common stock, par value $0.04 per share, outstanding as of November 11, 2004 was 13,004,950.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2004	June 30, 2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$132,611	$396,753
Accounts receivable, net	4,445,962	4,715,748
Other	259,515	139,778

Total current assets	4,838,088	5,252,279

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	54,469,181	54,850,979
Unproved properties, not being amortized	5,483,952	7,540,678
Furniture and equipment	184,373	184,508
Accumulated depreciation, depletion and amortization	(28,386,229)	(27,282,035)

Total property, plant and equipment	31,751,277	35,294,130

OTHER ASSETS:
Cash held by affiliates	2,205,855	779,361
Investment in Freeport LNG project	2,333,333	2,333,333
Investment in Contango Venture Capital Corporation	489,012	500,000
Deferred income tax asset	1,412,640	1,188,407
Facility fee	157,376	157,579
Other	5,822	5,822

Total other assets	6,604,038	4,964,502

TOTAL ASSETS	$43,193,403	$45,510,911

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2004	June 30, 2004
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$801,945	$810,360
Accrued exploration and development	1,066,271	950,175
Income taxes payable	975,560	240,758
Other accrued liabilities	327,223	219,282

Total current liabilities	3,170,999	2,220,575

LONG-TERM DEBT	1,300,000	7,089,000

ASSET RETIREMENT OBLIGATION	88,677	84,805

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, 6%, Series C, $0.04 par value, 4,000 shares authorized, 1,400 shares issued and outstanding at September 30, 2004 and 1,600 shares issued and outstanding at June 30, 2004, liquidation preference of $5,000 per share	56	64
Common stock, $0.04 par value, 50,000,000 shares authorized, 15,579,950 issued and 13,004,950 outstanding at September 30, 2004 and 14,885,700 issued and 12,310,700 outstanding at June 30, 2004	623,198	595,428
Additional paid-in capital	31,091,499	29,979,965
Treasury stock at cost (2,575,000 shares)	(6,180,000)	(6,180,000)
Retained earnings	13,098,974	11,721,074

Total stockholders’ equity	38,633,727	36,116,531

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,193,403	$45,510,911

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
REVENUES:
Natural gas and oil sales	$6,672,242	$8,252,504
Gain from hedging activities	—	82,242

Total revenues	6,672,242	8,334,746

EXPENSES:
Operating expenses	851,862	1,652,229
Exploration expenses	810,905	1,356,113
Depreciation, depletion and amortization	1,729,903	1,793,836
Impairment of natural gas and oil properties	112,000	—
General and administrative expense	812,473	377,107

Total expenses	4,317,143	5,179,285

INCOME FROM OPERATIONS	2,355,099	3,155,461

Interest expense	(48,976)	(164,410)
Interest income	17,853	14,416
Gain on sale of marketable securities	—	645,299
Gain (loss) on sale of assets and other	(40,506)	1,054,605

INCOME BEFORE INCOME TAXES	2,283,470	4,705,371

Provision for income taxes	(800,570)	(1,646,880)

NET INCOME	1,482,900	3,058,491
Preferred stock dividends	105,000	150,000

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$1,377,900	$2,908,491

NET INCOME PER SHARE:
Basic	$0.11	$0.31

Diluted	$0.10	$0.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,867,906	9,298,650

Diluted	14,580,970	12,425,936

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,482,900	$3,058,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,729,903	1,793,836
Impairment of natural gas and oil properties	112,000	—
Exploration expenditures	473,980	370,973
Benefit for deferred income taxes	(224,232)	(635,935)
(Gain) loss on sale of assets and other	40,506	(1,699,904)
Unrealized gain on hedges	—	(82,242)
Stock-based compensation	84,128	30,407
Changes in operating assets and liabilities:
Decrease in accounts receivable and others	322,061	1,853,911
Increase in prepaid insurance	(82,012)	(132,961)
Increase (decrease) in accounts payable	201,252	(359,461)
Increase in other accrued liabilities	365,555	167,723
Increase in taxes payable	734,801	1,573,441
Other	228	15,381

Net cash provided by operating activities	5,241,070	5,953,660

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(909,666)	(166,751)
Natural gas and oil exploration and development reimbursement	2,162,357	—
Increase in net investment in affiliates	(1,426,494)	(800,762)
Investment in Freeport LNG project	—	(300,000)
Investment in Contango Venture Capital Corporation	(28,860)	—
Purchase of marketable equity securities	—	(375,000)
Proceeds from sales of marketable equity securities	—	834,474
Additions to furniture and equipment	(2,535)	(4,136)
Increase in advances to operators	(441,182)	(1,827,447)
Sales costs	—	(5,281)
Proceeds from sale of assets	—	4,034,626

Net cash (used) provided in investing activities	(646,380)	1,389,723

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	1,350,000	8,097,000
Repayments under credit facility	(7,139,000)	(14,516,100)
Repurchase/cancellation of stock options, warrants and others	—	(749,998)
Preferred stock dividends	(105,000)	(150,000)
Proceeds from exercised options, warrants and others	1,055,168	—
Debt issue costs	(20,000)	—

Net cash used by financing activities	(4,858,832)	(7,319,098)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(264,142)	24,285
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	396,753	219,242

CASH AND CASH EQUIVALENTS, END OF PERIOD	$132,611	$243,527

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$290,000	$706,000

Cash paid for interest	$58,460	$151,946

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2003
	Preferred Stock		Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2003	7,500	$300	9,296,076	$473,399	$21,803,090	$(6,180,000)	$4,640,725	$20,737,514
Exercise of stock options	—	—	3,750	150	7,350	—	—	7,500
Cashless exercise of stock options	—	—	1,866	75	(75)	—	—	—
Tax benefit from exercise of stock options	—	—	—	—	3,373	—	—	3,373
Expense of stock options	—	—	—	—	27,034	—	—	27,034
Repurchase/cancellation of stock options and warrants	—	—	—	—	(757,498)	—	—	(757,498)
Net income	—	—	—	—	—	—	3,058,491	3,058,491
Preferred stock dividends	—	—	—	—	—	—	(150,000)	(150,000)

Balance at September 30, 2003	7,500	$300	9,301,692	$473,624	$21,083,274	$(6,180,000)	$7,549,216	$22,926,414

	For the Three Months Ended September 30, 2004
	Preferred Stock		Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2004	1,600	$64	12,310,700	$595,428	$29,979,965	$(6,180,000)	$11,721,074	$36,116,531
Exercise of stock options and warrants	—	—	527,584	21,103	1,034,065	—	—	1,055,168
Expense of stock options	—	—	—	—	84,128	—	—	84,128
Partial conversion of Series C preferred stock	(200)	(8)	166,666	6,667	(6,659)	—	—	—
Net income	—	—	—	—	—	—	1,482,900	1,482,900
Preferred stock dividends	—	—	—	—	—	—	(105,000)	(105,000)

Balance at September 30, 2004	1,400	$56	13,004,950	$623,198	$31,091,499	$(6,180,000)	$13,098,974	$38,633,727

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation. The financial statements should be read in conjunction with the audited financial statements and notes included in Contango Oil & Gas Company’s (“Contango” or the “Company”) Form 10-K for the fiscal year ended June 30, 2004. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

1. Summary of Critical Accounting Policies

The application of generally accepted accounting principles involves certain assumptions, judgments, choices and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. Contango’s critical accounting principles, which are described below, relate to the successful efforts method for costs related to natural gas and oil activities, consolidation principles and stock options.

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

Principles of Consolidation. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly owned subsidiaries are fully consolidated. Subsidiaries not wholly owned, such as 33.3% owned Republic Exploration LLC (“Republic Exploration”), 50% owned Magnolia Offshore Exploration LLC (“Magnolia Offshore Exploration”) and 66.7% owned Contango Offshore Exploration LLC (“Contango Offshore Exploration”) are not controlled by the Company and are proportionately consolidated. By agreement, Republic Exploration, Magnolia Offshore Exploration and Contango Offshore Exploration have

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

disproportionate allocations of their profits and losses among the owners. Accordingly, the Company determines its income or losses from the ventures based on a hypothetical liquidation determination of how increases or decreases in the book value of the ventures’ net assets will ultimately affect the cash payments to the Company in the event of dissolution.

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

Contango’s 32% ownership in Contango Capital Partnership Management, LLC and its 20% limited partnership interest in Trulite, L.P. are accounted for using the equity method. Under the equity method, only Contango’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet.

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

The Company has determined that the fair value method is preferable to the intrinsic value method previously applied. During the three months ended September 30, 2004 and 2003, the Company recorded a charge of $84,128 and $27,034 to general and administrative expense, respectively. Because compensation expense is recognized over a vesting period, the effect of applying the fair value method in the initial years of implementation may not be representative of the effects on net income (loss) that will be reported in future years.

2. Long-Term Debt

The Company’s credit facility is a secured, reducing revolving line of credit with Guaranty Bank, FSB, secured by natural gas and oil reserves. In September 2004, the borrowing base was redetermined to $21 million in two tranches. Tranche A provides for a borrowing base of $19 million and matures on June 29, 2006. This amount reduces by $595,000 per month the first day of each month beginning November 1, 2004. Borrowings under Tranche A bear interest, at the Company’s option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent ( 1/4%) per annum. Additionally, the Company pays a quarterly commitment fee of three-eighths percent ( 3/8%) per annum on the average availability of Tranche A. Tranche B provides for a borrowing base of $2 million and matures on April 1, 2005. Borrowings under Tranche B will reduce by $595,000 per month the first day of each month following the month in which Tranche B is funded, with the final reduction on April 1, 2005. Further, any amounts borrowed and repaid under Tranche B cannot be reborrowed. Borrowings under Tranche B bear interest, at the Company’s option, at either (i) LIBOR plus three percent (3%) or (ii) the bank’s base rate plus three-quarters percent ( 3/4%) per annum. Additionally, the Company pays a quarterly commitment fee of one-half percent ( 1/2%) per annum on the average availability under Tranche B.

The hydrocarbon borrowing base is subject to semi-annual redetermination based primarily on the value of our proved reserves. The credit facility requires the maintenance of certain ratios, including those

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

related to working capital, funded debt to EBITDAX, and debt service coverage, as defined in the credit facility. Additionally, the credit facility contains certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell assets, pay dividends and reacquire or otherwise acquire or redeem capital stock. Failure to maintain required financial ratios or comply with the credit facility’s covenants can result in a default and acceleration of all indebtedness under the credit facility. The Company’s long-term debt as of the period indicated is as follows:

	September 30, 2004	June 30, 2004
Outstanding under line of credit	$1,300,000	$7,089,000
Current portion of long-term debt	—	—

Total long-term debt	$1,300,000	$7,089,000

As of September 30, 2004, the Company was in compliance with its financial covenants, ratios and other provisions of the credit facility.

3. Net Income per Common Share

The table below sets forth a reconciliation of the components of basic and diluted net income per common share for the periods indicated.

	Three Months Ended September 30, 2004
	Net Income	Shares	Per Share
Basic:
Net income attributable to common stock	$1,377,900	12,867,906	$0.11

Effect of potential dilutive securities:
Stock options and warrants	—	544,735
Series C preferred stock	105,000	1,168,329

Diluted:
Net income	$1,482,900	14,580,970	$0.10

Anti-dilutive securities:
Shares assumed not issued from options to purchase common shares as the exercise price was above the average market price for the period	$—	21,000	$7.37

	Three Months Ended September 30, 2003
	Net Income	Shares	Per Share
Basic:
Net income attributable to common stock	$2,908,491	9,298,650	$0.31

Effect of potential dilutive securities:
Stock options and warrants	—	990,923
Series A preferred stock	50,000	1,000,000
Series B preferred stock	100,000	1,136,363

Diluted:
Net income	$3,058,491	12,425,936	$0.25

Anti-dilutive securities:
Shares assumed not issued from options to purchase common shares as the exercise price was above the average market price for the period	$—	225,000	$4.45

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Conversion of Series C Preferred Stock into Common Stock

On July 1, 2004, private institutional investors elected to convert 200 of the 1,600 outstanding shares of the Company’s Series C convertible cumulative preferred stock into 166,666 shares of Contango common stock.

5. Investment in Freeport LNG

In July 2004, Freeport LNG finalized its transaction with ConocoPhillips for the construction and use of the proposed liquefied LNG receiving terminal in Freeport, Texas. ConocoPhillips acquired 1 billion cubic feet per day of regasification capacity in the terminal, purchased a 50% interest in the general partner managing the Freeport LNG project and will provide substantial construction funding to the venture. This construction funding will be non-recourse to Contango. Freeport LNG and the ConocoPhillips team continue to negotiate the engineering, procurement and construction contract for the terminal. The current management of Freeport LNG will remain in place and will oversee the commercial activities of the partnership, while ConocoPhillips will manage the construction of the facility and oversee its operations.

6. Investment in Alternative Energy

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

In July 2004, Contango Venture Capital Corporation committed to invest $0.1 million as a limited partner in Trulite, L.P. As of September 30, 2004, Contango has invested $28,860. In October 2004, Contango invested an additional $40,000, bringing the Company’s total investment to approximately $69,000. Trulite is a developer of lightweight hydrogen generators for fuel cell systems. The general partner of Trulite is Contango Capital Partnership Management LLC. Contango Capital Partnership Management LLC assisted Trulite in raising $0.5 million of seed equity. The proceeds of this initial financing will be used to develop Trulite technology and to fund general operations.

7. Sale of Properties

In September 2003, the Company completed the sale of certain reserves in Brooks County, Texas for $5 million and recorded a gain of $984,000 for the year ended June 30, 2004. Proved reserves were 1.5 Bcfe and accounted for approximately $5 million of the Company’s discounted present value at 10% per annum as of June 30, 2003.

8. Repurchase of Certain Stock Options and Warrants

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Subsequent Events

In October 2004, the Company agreed to sell substantially all of its south Texas natural gas and oil interests to Edge Petroleum Corporation (“Edge”) for $50 million. The purchase price is subject to adjustment to reflect title defects, environmental remediation costs, and any failure to obtain third-party consents. The sale of these assets is subject to rights of first refusal held by the lessor of these interests, a right of the lessor to prohibit assignment of the interests, and the approval of a majority of the Company’s stockholders. The interests are leased by the Company under the terms of a number of leases. The lessor has a right of first refusal to purchase the Company’s interests in each of these leased premises on the same terms as contained in any bona fide third party offer for such interests accepted by the Company. In connection with the proposed sale to Edge, the lessor may exercise its right of first refusal under any or all of these leases. In the event lessor exercises the rights of first refusal under any such lease, such interests would be sold to lessor on substantially the same terms as set forth in the asset purchase agreement with Edge. Subject to the conditions to Edge’s obligations under its asset purchase agreement, Edge would purchase the remainder of the interests.

The Company has filed with the Securities and Exchange Commission a preliminary proxy statement that solicits stockholder approval of the proposed sale. The Securities and Exchange Commission has elected to review the preliminary proxy statement. Once the Company completes the review process, it intends to file a definitive proxy statement and mail the definitive proxy statement to stockholders to solicit their approval of the sale at a special meeting. We expect to hold the special meeting and complete the proposed asset sale by December 31, 2004.

The Company is selling its working and net revenue interests in natural gas and oil leases, wells, equipment, contracts, and seismic rights related to substantially all of its south Texas natural gas and oil properties. Current net production from the south Texas properties is approximately 11 million cubic feet of natural gas per day and 150 barrels of condensate per day. Total proved producing reserves attributable to the properties as of June 30, 2004 totaled approximately 14.4 Bcf of natural gas and 266,000 barrels of oil. Based on relevant spot prices at June 30, 2004 of $5.90 per MMbtu for natural gas at the Houston Ship Channel (which equates to a NYMEX price of $6.16 per MMbtu) and to a NYMEX oil price of $37.05 per barrel, in each case before adjusting for basis, transportation, and BTU content, the proved producing reserves had a present value of approximately $54.3 million, assuming a 10% discount rate. The south Texas natural gas and oil interests represent approximately 93% of the Company’s proved onshore reserves and 80% of its current production. Following the sale, the Company will have remaining production of approximately 3 MMcfe per day. Based on current prices and production rates, the Company anticipates production revenues of $400,000 to $500,000 per month, a level believed to be sufficient to pay its on-going cash general and administrative expenses of $175,000 to $200,000 per month.

The effective date of the sale will be July 1, 2004. Assuming the sale is completed in December 2004, the Company will have received approximately $7 million in net revenues for production during the four months of July, August, September and October. The Company thus would anticipate receiving approximately $43 million in pre-tax proceeds, with estimated taxes owed as a result of this sale of approximately $9 million. The Company anticipates net proceeds after tax and before debt repayment of approximately $34 million.

Initially, the Company expects to invest the proceeds from the sale in short-term U.S. government securities. These funds will provide working capital for ongoing operations and allow the Company to continue investing in its existing onshore exploration programs and to maintain its 10% limited partnership interest in the Freeport LNG plant, including any potential expansion in the plant’s capacity. The additional liquidity will give the Company the ability to consider acquiring a 5% to 20% working interest position on a prospect by prospect basis in the offshore Gulf of Mexico exploration opportunities being developed by its two partially owned subsidiaries, Republic Exploration, LLC and Contango Offshore Exploration, LLC and continue to invest in alternative energy projects.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under accounting principles generally accepted in the United States of America, upon stockholder approval of the proposed transaction, the Company expects to reflect the results of operations of the south Texas natural gas and oil interests sold as discontinued operations, including the related gain on the sale, net of any applicable taxes, commencing with the quarter during which the proposed sale closes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2004, previously filed with the Securities and Exchange Commission.

Cautionary Statement about Forward-Looking Statements

Some of the statements made in this Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. These include such matters as:

•	Our financial position

•	Business strategy and budgets

•	Anticipated capital expenditures

•	Drilling of wells

•	Natural gas and oil reserves

•	Timing and amount of future production of natural gas and oil

•	Operating costs and other expenses

•	Cash flow and anticipated liquidity

•	Prospect development

•	Property acquisitions and sales

•	Hedging results

•	Development and financing of our LNG receiving terminal

•	Anticipated sale of our south Texas natural gas and oil assets

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

You should not unduly rely on these forward-looking statements in this Form 10-Q, as they speak only as of the date of this Form 10-Q. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. See the information under the heading “Risk Factors” in our Form 10-K for the year ended June 30, 2004 for some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in forward-looking statements.

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

Negotiated acquisitions of proved properties. We continue to seek negotiated producing property acquisitions based on our view of the pricing cycles of natural gas and oil and available exploitation opportunities of probable and possible reserves. Since January 1, 2002, we have acquired approximately 14 Bcfe of proved developed producing reserves of natural gas and oil for approximately $26 million.

Sale of proved properties. From time-to-time as part of our business strategy, we may sell some or a substantial portion of our proved reserves to capture current value, using the sales proceeds to further our exploration activities. In July 2003, we sold producing properties consisting of 10 wells in south Texas for $5 million. In December 2003, Contango and its 33%-owned subsidiary, Republic Exploration LLC, sold all of their then producing Gulf of Mexico leases for approximately $12 million. In October 2004, we entered into an agreement to sell substantially all of our south Texas production for $50 million. We expect to close this transaction by year end 2004.

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

If JEX recommends an onshore prospect to Contango, we pay the lease and seismic costs, and JEX generally pays the remaining costs of generating and preparing a prospect to drill ready status. When drilling begins on a prospect, we are obligated to assign to the JEX geoscientists an overriding royalty interest equal to 3 1/3 % of our working interest in the prospect. In addition, when our revenues from prospects we invest in under the agreement, net of taxes, royalties and other expenses equals our capital expenditure related to the exploration and development of the prospects on a well-by-well basis, JEX is entitled to an assignment of 25% of our working interest in the well.

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

Alliance with Ameritex. In February 2004, we entered into an exploration agreement with Ameritex, a privately held San Antonio based prospect generation and exploration company. Our participation percentage is typically a 33.3% working interest, with Ameritex being carried to casing point. Ameritex’s activities are concentrated on the generation of exploration opportunities utilizing 3-D seismic technology. The annual geological and geophysical cost to Contango for this prospect generation effort is approximately $80,000 per year.

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

Alta Resources Activities

Contango and Alta Resources completed a 3-D seismic shoot covering approximately 40 square miles in southern Duval County, Texas. Using this data, Contango and Alta successfully drilled two Queen City prospects that commenced production in September 2004. Two additional shallow prospects have been identified and are expected to be drilled prior to calendar year end 2004.

During the quarter we participated with Alta in a second exploratory Queen City well in Jim Hogg County, Texas, which has been plugged and abandoned. Our 45% share of the dry hole cost is estimated at $0.4 million. We have recently elected to participate in an exploratory well in Bandera County, Texas that we expect to drill by mid-year 2005. Our 50% share of the dry hole cost is estimated at $0.6 million.

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

Coastline Activities

In September 2004, we entered into an agreement with Coastline to generate prospects in Jim Hogg County, Texas using available 3-D seismic data. Contango has reimbursed Coastline $100,000 for geological and geophysical costs. If drillable prospects are identified, we will pay all of the prospect leasehold costs and carry Coastline on a portion of the drilling costs on a specified number of wells. In addition, Coastline will receive an overriding royalty interest.

Proposed Sale of South Texas Properties

In October 2004, we agreed to sell substantially all of our south Texas natural gas and oil interests to Edge Petroleum Corporation for $50 million. The purchase price is subject to adjustment to reflect title defects, environmental remediation costs, and any failure to obtain third-party consents. The sale of these assets is subject to rights of first refusal held by the lessor of these interests, a right of the lessor to prohibit assignment of the interests, and the approval of a majority of our stockholders. The interests are leased by us under the terms of a number of leases. The lessor has a right of first refusal to purchase our interests in each of these leased premises on the same terms as contained in any bona fide third party offer for such interests accepted by us. In connection with our proposed sale to Edge, the lessor may exercise its right of first refusal under any or all of these leases. In the event lessor exercises the rights of first refusal under any such lease, such interests would be sold to lessor on substantially the same terms as set forth in the asset purchase agreement with Edge. Subject to the conditions to Edge’s obligations under its asset purchase agreement, Edge would purchase the remainder of the interests.

We have filed with the Securities and Exchange Commission a preliminary proxy statement that solicits stockholder approval of the proposed sale. The Securities and Exchange Commission has elected to review the preliminary proxy statement. Once we complete the review process, we intend to file a definitive proxy statement and mail the definitive proxy statement to our stockholders to solicit their approval of the sale at a special meeting. We expect to hold the special meeting and complete the proposed asset sale by December 31, 2004.

We are selling our working and net revenue interests in natural gas and oil leases, wells, equipment, contracts, and seismic rights related to substantially all of our south Texas natural gas and oil properties. Current net production from the south Texas properties is approximately 11 million cubic feet of natural gas per day and 150 barrels of condensate per day. Total proved producing reserves attributable to the properties as of June 30, 2004 totaled approximately 14.4 Bcf of natural gas and 266,000 barrels of oil. Based on relevant spot prices at June 30, 2004 of $5.90 per MMbtu for natural gas at the Houston Ship Channel (which equates to a NYMEX price of $6.16 per MMbtu) and to a NYMEX oil price of $37.05 per barrel, in each case before adjusting for basis, transportation, and BTU content, the proved producing reserves had a present value of approximately $54.3 million, assuming a 10% discount rate. The south Texas natural gas and oil interests represent approximately 93% of our proved onshore reserves and 80% of our current production. Following the sale, we will have remaining production of approximately 3 MMcfe per day. Based on current prices and production rates, we anticipate production revenues of $400,000 to $500,000 per month, a level believed to be sufficient to pay our on-going cash general and administrative expenses of $175,000 to $200,000 per month.

The effective date of the sale will be July 1, 2004. Assuming the sale is completed in December 31, 2004, we estimate we will have received approximately $7 million in net revenues for production during the four months of July, August, September and October. We thus would anticipate receiving approximately $43 million in pre-tax proceeds, with estimated taxes owed as a result of this sale of approximately $9 million. We anticipate net proceeds after tax and before debt repayment of approximately $34 million.

Initially, we expect to invest the proceeds from the sale in short-term U.S. government securities. These funds will provide working capital for ongoing operations and allow us to continue investing in our existing onshore exploration programs and to maintain our 10% limited partnership interest in the Freeport LNG plant, including any potential expansion in the plant’s capacity. The additional liquidity will give us the ability to consider acquiring a 5% to 20% working interest position on a prospect by prospect basis in the offshore Gulf of Mexico exploration opportunities being developed by our two partially owned subsidiaries, Republic Exploration, LLC and Contango Offshore Exploration, LLC and continue to invest in alternative energy projects.

Under accounting principles generally accepted in the United States of America, upon stockholder approval of the proposed transaction, we expect to reflect the results of operations of the south Texas natural gas and oil interests sold as discontinued operations, including the related gain on the sale, net of any applicable taxes, commencing with the quarter during which the proposed sale closes.

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

Republic Exploration LLC. Contango has invested approximately $5.8 million in Republic Exploration for a 33.3% ownership interest. The other members of Republic Exploration are JEX, its managing member, and a privately held seismic company. Both have comprehensive offshore experience. Republic Exploration holds a non-exclusive license to approximately 1,700 blocks of 3-D seismic data in the shallow waters of the Gulf of Mexico. This data is used to identify, acquire and exploit natural gas and oil prospects. All leases owned by Republic Exploration are subject to a 3.3% overriding royalty interest in favor of the JEX exploration team. See “Offshore Properties” below for more information on Republic Exploration’s offshore properties.

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

Current Activities. In May 2003, Contango and Republic Exploration farmed out Eugene Island 113B. This well is currently being prepared for testing. Republic Exploration and Contango Offshore Exploration recently farmed out seven lease blocks, Vermilion 73, West Cameron 174, Eugene Island 76, Vermilion 154, Main Pass 221and East Breaks 369 and 370. An exploratory well to test a deep sand on Vermilion 73 was unsuccessfully drilled earlier this year, and a recently drilled shallower formation was a dry hole. West Cameron 174, Eugene Island 76 and Main Pass 221 are expected to be drilled in 2005. A timetable for drilling Vermilion 154 and East Breaks 369 and 370 has not been determined at this time. Republic Exploration has sold the NE/4 of West Cameron 133. The remainder of the block is available for farm-out.

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

Offshore Properties

The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico as of November 11, 2004:

Area/Block	WI	NRI	Acquired	Status
Contango Oil & Gas Company:
East Cameron 107	33.8%	27.0%	May-01	Available for farm-out
Eugene Island 113B	(2)	(2)	May-01	Farmed-out, being prepared for testing

Area/Block	WI	NRI	Acquired	Status
Republic Exploration (1):
East Cameron 107	66.2%	53.0%	May-01	Available for farm-out
Eugene Island 113B	(2)	(2)	May-01	Farmed-out, being prepared for testing
West Delta 36	100.0%	80.0%	May-02	Available for farm-out
Vermilion 73	(3)	(3)	Jul-02	Dry hole
West Cameron 174	(4)	(4)	Jun-03	Farmed out; drilling expected 1Q2005
High Island 113	100.0%	80.0%	Sep-03	Available for farm-out
South Timbalier 191	50.0%	40.0%	May-04	Available for farm-out
Vermilion 36	100.0%	80.0%	May-04	Available for farm-out
Vermilion 109	100.0%	80.0%	May-04	Available for farm-out

Vermilion 134	100.0%	80.0%	May-04	Available for farm-out
West Cameron 179	100.0%	80.0%	May-04	Available for farm-out
West Cameron 185	100.0%	80.0%	May-04	Available for farm-out
West Cameron 200	100.0%	80.0%	May-04	Available for farm-out
West Delta 18	100.0%	80.0%	May-04	Available for farm-out
West Delta 33	100.0%	80.0%	May-04	Available for farm-out
West Delta 34	100.0%	80.0%	May-04	Available for farm-out
West Delta 43	100.0%	80.0%	May-04	Available for farm-out
Ship Shoal 220	50.0%	40.0%	May-04	Available for farm-out
South Timbalier 240	50.0%	40.0%	May-04	Available for farm-out
Eugene Island 76	(4)	(4)	Jul-04	Farmed out; drilling expected 1Q2005
South Marsh Island 247	(5)	(5)	Jul-04	Subject to farm-out option
Vermilion 130	100.0%	80.0%	Jul-04	Available for farm-out
West Cameron 80	100.0%	80.0%	Jul-04	Available for farm-out
West Cameron 133	(6)	(6)	May-04	NE/4 sold, remainder available for farm-out
West Cameron 167	100.0%	80.0%	Jul-04	Available for farm-out
Vermilion 154	(7)	(7)	Jul-04	Farmed out; drilling schedule undetermined

Area/Block	WI	NRI	Acquired	Status
Contango Offshore Exploration (1):
Vermilion 231	100.0%	80.0%	May-03	Available for farm-out
Viosca Knoll 167	100.0%	80.0%	May-03	Available for farm-out
Eugene Island 209	100.0%	80.0%	Jun-03	Available for farm-out
Viosca Knoll 161	100.0%	80.0%	Jun-03	Available for farm-out
High Island A16	100.0%	80.0%	Nov-03	Available for farm-out
East Breaks 283	100.0%	80.0%	Nov-03	Available for farm-out
East Breaks 369	(8)	(8)	Nov-03	Farmed out; drilling schedule undetermined
East Breaks 370	(8)	(8)	Nov-03	Farmed out; drilling schedule undetermined
South Timbalier 191	50.0%	40.0%	May-04	Available for farm-out
Grand Isle 63	100.0%	80.0%	Jun-04	Available for farm-out
Grand Isle 72	100.0%	80.0%	Jun-04	Available for farm-out
Grand Isle 73	100.0%	80.0%	Jun-04	Available for farm-out
Ship Shoal 220	50.0%	40.0%	May-04	Available for farm-out
South Timbalier 240	50.0%	40.0%	May-04	Available for farm-out
Main Pass 221	(9)	(9)	Jul-04	Farmed out; drilling expected 2005
Viosca Knoll 118	100.0%	80.0%	May-04	Available for farm-out
Vermilion 154	(7)	(7)	Jul-04	Farmed out; drilling schedule undetermined
Ship Shoal 358, A-3 well	10.0%	7.7%	May-04	Producing

Area/Block	WI	NRI	Acquired	Status
Magnolia Offshore Exploration (1):
Ship Shoal 155	100.0%	80.0%	May-02	Available for farm-out
Viosca Knoll 75	100.0%	80.0%	May-02	Available for farm-out

(1)	Contango has a 33.3% interest in Republic Exploration, 50% interest in Magnolia Offshore Exploration (subject to a third party net profits interest) and 66.7% interest in Contango Offshore Exploration. Magnolia Offshore Exploration does not intend to acquire any additional leases.
(2)	Contango (33.75%) and Republic Exploration (66.25%) will collectively have a 5% overriding royalty interest (1.7% and 3.3%, respectively).
(3)	Republic Exploration has a 5% of 8/8 ORRI before payout. At payout, Republic Exploration has the option, but not the obligation, to convert the ORRI to a 25% WI (20% NRI).
(4)	Republic Exploration has a 5% of 8/8 ORRI in the lease before payout. Upon payout, Republic Exploration will elect to either (i) escalate its ORRI in the lease from 5% to 8-1/3% of 8/8 or (ii) convert the 5% ORRI to a 25% WI (20% NRI).
(5)	If optionee elects to drill a well on this block, it will be subject to the terms set forth under (3) above.
(6)	Republic Exploration has no interest in the NE/4 of the block. The remainder of the block, which is available for farm-out, is owned by Republic Exploration 100% WI (80% NRI).
(7)	Republic Exploration and Contango Offshore Exploration will split a 25% back-in WI after payout.
(8)	Contango Offshore Exploration has a 4.267% ORRI before payout and a 7.27% ORRI after payout.

(9)	Contango Offshore Exploration has a 5% of 8/8 ORRI in lease before payout. Upon payout, Contango Offshore Exploration’s ORRI will escalate to 7.2% of 8/8.

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

In July 2004, Freeport LNG finalized its transaction with ConocoPhillips for the construction and use of the proposed liquefied LNG receiving terminal in Freeport, Texas. ConocoPhillips acquired 1 billion cubic feet per day of regasification capacity in the terminal, purchased a 50% interest in the general partner managing the Freeport LNG project and will provide substantial construction funding to the venture. This construction funding will be non-recourse to Contango. Freeport LNG and the ConocoPhillips team continue to negotiate the engineering, procurement and construction contract for the terminal. The current management of Freeport LNG will remain in place and will oversee the commercial activities of the partnership, while ConocoPhillips will manage the construction of the facility and oversee its operations.

Although we believe that a majority of the Freeport LNG financing will be provided by construction funding through ConocoPhillips, we anticipate that we may, from time-to-time, be required to provide funds to the project. Moreover, if the plant’s capacity were to be expanded beyond its current anticipated 1.5 Bcf per day, we would likely be required to provide our pro rata 10% equity participation to help secure the funds required for expanding the plant’s capacity.

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

In July 2004, Contango Venture Capital Corporation committed to invest $0.1 million as a limited partner in Trulite, L.P. To date, Contango Venture Capital has invested approximately $69,000. Trulite is a developer of lightweight hydrogen generators for fuel cell systems. The general partner of Trulite is Contango Capital Partnership Management LLC. Contango Capital Partnership Management LLC assisted Trulite in raising $0.5 million of seed equity. The proceeds of this initial financing will be used to develop Trulite technology and to fund general operations. Over time, it is likely that we will increase our investment in Trulite, L.P.

Critical Accounting Policies

The application of generally accepted accounting principles involves certain assumptions, judgments, choices and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. Contango’s critical accounting principles, which are described below, relate to the successful efforts method for costs related to natural gas and oil activities, consolidation principles and stock options.

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

Principles of Consolidation. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly owned subsidiaries are fully consolidated. Subsidiaries not wholly owned, such as 33.3% owned Republic Exploration LLC (“Republic Exploration”), 50% owned Magnolia Offshore Exploration LLC (“Magnolia Offshore Exploration”) and 66.7% owned Contango Offshore Exploration LLC (“Contango Offshore Exploration”) are not controlled by the Company and are proportionately consolidated. By agreement, Republic Exploration, Magnolia Offshore Exploration and Contango Offshore Exploration have disproportionate allocations of their profits and losses among the owners. Accordingly, the Company determines its income or losses from the ventures based on a hypothetical liquidation determination of how increases or decreases in the book value of the ventures’ net assets will ultimately affect the cash payments to the Company in the event of dissolution.

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

Contango’s 32% ownership in Contango Capital Partnership Management, LLC and its 20% limited partnership interest in Trulite, L.P. are accounted for using the equity method. Under the equity method, only Contango’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet.

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

The Company has determined that the fair value method is preferable to the intrinsic value method previously applied. During the three months ended September 30, 2004 and 2003, the Company recorded a charge of $84,128 and $27,034 to general and administrative expense, respectively. Because compensation expense is recognized over a vesting period, the effect of applying the fair value method in the initial years of implementation may not be representative of the effects on net income (loss) that will be reported in future years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Data

	Three Months Ended September 30,
	2004	2003
	(Dollar amounts in 000s, except per share amounts)
Financial Data:
Revenues:
Natural gas and oil sales	$6,672	$8,253
Gain from hedging activities	—	82

Total revenues	$6,672	$8,335

Net income	$1,483	$3,058
Preferred stock dividends	105	150

Net income attributable to common stock	$1,378	$2,908

Net income per share:
Basic	$0.11	$0.31
Diluted	$0.10	$0.25

Weighted average shares outstanding:
Basic	12,868	9,299
Diluted	14,581	12,426
EBITDAX (1)	$4,967	$8,005

Production Data:
Natural gas (million cubic feet)	979	1,363
Oil and condensate (thousand barrels)	19	36
Total (million cubic feet equivalent)	1,093	1,579
Natural gas (thousand cubic feet per day)	10,641	14,814
Oil and condensate (barrels per day)	207	387
Total (thousand cubic feet equivalent per day)	11,883	17,136

Average sales price:
Natural gas (per thousand cubic feet)	$5.98	$5.29
Oil and condensate (per barrel)	$42.27	$29.23

Selected data per Mcfe:
Production and severance taxes	$(0.02)	$0.37
Lease operating expenses	$0.80	$0.67
General and administrative expenses	$0.74	$0.24
Depreciation, depletion and amortization of natural gas and oil properties	$1.55	$1.12

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

A reconciliation of EBITDAX to income from operations for the periods indicated is presented below.

	Three Months Ended September 30,
	2004	2003
	($000)
Income from operations	$2,355	$3,155
Exploration expenses	811	1,356
Depreciation, depletion and amortization	1,730	1,794
Impairment of natural gas and oil properties	112	—
Gain on sale of marketable securities	—	645
Gain (loss) on sale of assets and other	(41)	1,055

EBITDAX	$4,967	$8,005

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

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $6.7 million for the three months ended September 30, 2004, down from approximately $8.3 million reported for the three months ended September 30, 2003. This decrease was attributable to normal production declines in existing fields and the sale of certain production in Brooks County, Texas in 2003 that were partially offset by higher prices for our natural gas and oil production.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the three months ended September 30, 2004 was approximately 10.6 million cubic feet of natural gas per day, down from approximately 14.8 million cubic feet of natural gas per day for the three months ended September 30, 2003. Net oil production for the comparable periods decreased from 387 barrels of oil per day to 207 barrels of oil per day. This decrease was due to the natural decline in production from our south Texas properties as well as the sale of certain production in Brooks County, Texas in 2003. For the three months ended September 30, 2004, prices for natural gas and oil were $5.98 per Mcf and $42.27 per barrel, compared to $5.29 per Mcf and $29.23 per barrel for the three months ended September 30, 2003.

Operating Expenses. Operating expenses, including severance taxes, for the three months ended September 30, 2004 were approximately $0.9 million. Included in this amount was approximately $0.8 million of lease operating expense, approximately $0.1 million for workover costs and a $22,000 credit for production and severance taxes. The Railroad Commission of Texas has extended the natural gas incentive allowing for severance tax reduction on tight sand gas wells. As a result, some of our south Texas Queen City formation properties are eligible for severance tax reduction. The $22,000 credit for production and severance taxes for the three months ended September 30, 2004 was attributable to lower severance taxes and historic adjustments as a result of this severance tax reductions and to lower overall costs of operations resulting from lower production. You should not necessarily expect comparable low levels of production and severance taxes in future reporting periods.

Operating expenses, including severance taxes, for the three months ended September 30, 2003 were approximately $1.7 million. Of the $1.7 million reported, approximately $0.9 million was attributable to lease operating expense, approximately $0.6 million was attributable to production and severance taxes and $0.2 million was attributable to workover costs.

Exploration Expense. We reported approximately $0.8 million of exploration expenses for the three months ended September 30, 2004. Of this amount, approximately $0.3 million was attributable to the cost to acquire and reprocess 3-D seismic data both onshore and offshore in the Gulf of Mexico, $0.2 million was spent on various other geological and geophysical activities, and $0.3 million was related to unsuccessful wells drilled in south Texas during the period. We reported approximately $1.4 million of exploration expenses for the three months ended September 30, 2003. Of this amount, approximately $0.9 million was attributable to the cost to shoot, acquire and reprocess 3-D seismic data in south Texas, approximately $0.3 million was attributable to the cost to acquire and reprocess 3-D seismic data offshore in the Gulf of Mexico and $0.1 million was related to a shallow dry hole drilled in south Texas during the period.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended September 30, 2004 was approximately $1.7 million. For the three months ended September 30, 2003, we recorded approximately $1.8 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily the result of lower production from our south Texas properties.

Impairment of Natural Gas and Oil Properties. We reported an impairment of natural gas and oil properties of approximately $0.1 million for the three months ended September 30, 2004. This was attributable to a writedown of costs associated with a small Barnett Shale exploratory play undertaken during the summer of 2003 that has had only marginal success.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2004 were approximately $0.8 million, up from $0.4 million for the three months ended September 30, 2003. Major components of general and administrative expenses for the three months ended September 30, 2004 included approximately $0.3 million in salaries and benefits, $0.1 million in legal, accounting, engineering and other professional fees, $0.1 million of office administration, $0.1 million of insurance costs and $0.1 million in other expenses. Also included in total general and administrative expenses for the three months ended September 30, 2004 was approximately $0.1 million related to the cost of expensing stock options. The increase in general and administrative expenses was attributable to overall higher expenses including higher salaries primarily resulting from bonuses paid, increases in legal fees related to business transactions, greater office administration costs, increases in premiums for directors and officers insurance and increased stock option expense resulting from a higher level of option grants.

Interest Expense. We reported interest expense of approximately $49,000 for the three months ended September 30, 2004, down from the approximate $0.2 million reported for the three months ended September 30, 2003. This decrease primarily was attributable to lower average levels of borrowings under our bank line of credit.

Gain (loss) on Sale of Assets and Other. We reported a loss of approximately $40,500 for the three months ended September 30, 2004, representing operating losses related to our alternative energy investments. Effective July 1, 2003, we sold properties within our south Texas exploration program consisting of 10 wells in Brooks County, Texas for $5 million, resulting in a gain of approximately $1.1 million at September 30, 2003.

Capital Resources and Liquidity

During the three months ended September 30, 2004, we funded our activities with internally generated cash flow and bank borrowings. We currently expect to spend $10 million to $20 million on natural gas and oil exploration activities during fiscal year 2005. The majority of our spending will be for various exploration activities. We reported total revenues and EBITDAX for the three months ended September 30, 2004 of approximately $6.7 million and $5 million, respectively. Our current production rate is approximately 14 MMBtue per day. At anticipated production levels and current commodity price levels, we expect to have EBITDAX of $1.5 million to $2 million per month through December 31, 2004.

In October 2004, we agreed to sell substantially all of our south Texas natural gas and oil interests for $50 million. Following the sale, which we expect to close by December 31, 2004, we will have remaining production of approximately 3.0 MMcfe per day. Based on current prices and production rates, we anticipate going forward production revenues will be $400,000 to $500,000 per month, a level believed to be sufficient to pay our on-going cash general and administrative expenses of $175,000 to $200,000 per month. Assuming the sale is completed by year end 2004, we anticipate receiving net proceeds of approximately $34 million after tax and before debt repayment, if any. Initially, we expect to invest the proceeds from the sale in short-term U.S. government and other short-term investment grade securities. These funds will provide working capital for ongoing operations and allow us to continue investing in our existing onshore exploration programs and to maintain our 10% limited partnership interest in the Freeport LNG plant, including any potential expansion in the plant’s capacity. The additional liquidity will give us the ability to consider acquiring a 5% to 20% working interest position on a prospect by prospect basis in the offshore Gulf of Mexico exploration opportunities being developed by our two partially owned subsidiaries, Republic Exploration and Contango Offshore Exploration and continue to invest in alternative energy projects.

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

Credit Facility

Our credit facility is a secured, reducing revolving line of credit with Guaranty Bank, FSB, secured by our natural gas and oil reserves. In September 2004, the borrowing base was redetermined to $21 million in two tranches. Tranche A provides for a borrowing base of $19 million and matures on June 29, 2006. This amount reduces by $595,000 per month the first day of each month beginning November 1, 2004. Borrowings under Tranche A bear interest, at our option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent (1/4%) per annum. Additionally, we pay a quarterly commitment fee of three-eighths percent

(3/8%) per annum on the average availability of Tranche A. Tranche B provides for a borrowing base of $2 million and matures on April 1, 2005. Borrowings under Tranche B will reduce by $595,000 per month the first day of each month following the month in which Tranche B is funded, with the final reduction on April 1, 2005. Further, any amounts borrowed and repaid under Tranche B cannot be reborrowed. Borrowings under Tranche B bear interest, at the Company’s option, at either (i) LIBOR plus three percent (3%) or (ii) the bank’s base rate plus three-quarters percent (3/4%) per annum. Additionally, we pay a quarterly commitment fee of one-half percent (1/2%) per annum on the average availability under Tranche B.

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

As of September 30, 2004, the Company’s long-term debt totaled $1.3 million, all of which was outstanding under Tranche A of the line of credit. The average interest rate on the Company’s long-term debt at June 30, 2004 was 3.7%. As of September 30, 2004, the Company was in compliance with its financial covenants, ratios and other provisions of the credit facility.

In October 2004, we agreed to sell substantially all of our south Texas natural gas and oil interests. Our south Texas properties included in the proposed sale constitute the bulk of the assets used to secure our existing bank line, which recently was reviewed and approved at $21 million. The revolving line of credit currently available to us declines at approximately $0.6 million per month and in December 2004 is projected to be $19.8 million. After completion of the proposed transaction, our remaining bank credit line, if any, will likely be less than $2 million.

On November 11, 2004, we had approximately $1.0 million in cash on hand, had no borrowings under our credit facility and had approximately $20.4 million of unused bank borrowing capacity.

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

The pre-tax net present value of future cash flows attributable to our proved reserves as of September 30, 2004 was determined by the September 30, 2004 prices of $6.05 per MMbtu for natural gas at the Houston Ship Channel and $49.64 per barrel of oil at West Texas Intermediate Posting, in each case before adjusting for basis and transportation costs. Over 99% of our proved reserves are classified as proved developed producing.

Proved Reserves as of September 30, 2004
Natural gas (MMcf)	14,799
Oil and condensate (MBbls)	287
Total proved reserves (MMcfe)	16,521

Pre-tax net present value, SEC guidelines ($000)	$64,556

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile, unpredictable and are beyond our control. For the three months ended September 30, 2004, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximate $0.7 million impact on our revenues.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On November 4, 2004, the Company held its annual meeting of stockholders. At the annual meeting, the following matter was voted upon and passed:

•	The election of the Company’s board of directors to serve until the annual meeting of stockholders in 2005.

Each nominee for director received at least 12,402,500 votes for, which is greater than 50% of the total votes entitled to be cast by common stockholders of record. Mr. Peak had 34,665 votes withheld and Messrs. Brehmer, Compofelice and Williams each had 27,998 votes withheld. There were no votes against any nominee. Included in the total above is an equivalent of 1,166,662 shares of common stock cast by Series C preferred stock, which is 100% of the total votes entitled to be cast by holders of Series C preferred stock, voted for each nominee for director.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description
3.1	Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation. (7)

3.2	Bylaws of Contango Oil & Gas Company, a Delaware corporation. (7)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (7)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation. (15)

4.1	Facsimile of common stock certificate of the Company. (1)

4.2	Certificate of Designations, Preferences and Relative Rights and Limitations for Series C Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (19)

10.1	Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C. (2)

10.2	Securities Purchase Agreement between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (12)

10.3	Warrant to Purchase Common Stock between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)

10.4	Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)

10.5	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West. (4)

10.6	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated. (4)

10.7	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. (4)

10.8	Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, LLC. dated effective as of September 1, 1999. (5)

10.9	Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (8)

10.10	First Amendment dated as of January 8, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (9)

10.11	Asset Purchase Agreement by and among Juneau Exploration, L.P. and Contango Oil & Gas Company dated January 4, 2002. (9)

10.12	Asset Purchase Agreement by and among Mark A. Stephens, John Miller, The Hunter Revocable Trust, Linda G. Ferszt, Scott Archer and the Archer Revocable Trust and Contango Oil & Gas Company dated January 9, 2002. (10)

10.13	Second Amendment dated as of February 13, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (11)

10.14	Waiver dated as of March 25, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (11)

10.15	Option Purchase Agreement between Contango Oil & Gas Company and Cheniere Energy, Inc. dated June 4, 2002. (13)

10.16	Waiver and Third Amendment dated as of April 26, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (14)

10.17	Fourth Amendment dated as of September 9, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (14)

10.18	Fifth Amendment, effective June 1, 2003, to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (16)

10.19	Sixth Amendment, effective September 1, 2003, to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (18)

10.20	Seventh Amendment, effective September 1, 2003, to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (21)

10.21	Securities Purchase Agreement dated December 12, 2003 by and between Contango Oil & Gas Company and the Purchasers Named Therein. (19)

10.22	Freeport LNG Development, L.P. Amended and Restated Limited Partnership Agreement dated February 27, 2003. (20)

10.23	Partnership Purchase Agreement among Contango Sundance, Inc., Contango Oil & Gas, Cheniere LNG, Inc. and Cheniere Energy, Inc. dated March 1, 2003. (20)

10.24	First Amendment, dated December 19, 2003, to Freeport LNG Development, L.P. Amended and Restated Limited Partnership Agreement dated February 27, 2003. (20)

10.25	Eighth Amendment, effective February 13, 2004, to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (22)

10.26	Ninth Amendment, effective July 29, 2004, to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (23)

10.27	Tenth Amendment, effective September 23, 2004, to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. †

10.28	Asset Purchase Agreement, dated as of October 7, 2004, by and between Contango Oil & Gas Company; Contango STEP, L.P.; Edge Petroleum Exploration Company; and Edge Petroleum Corporation. (24)

14.1	Code of Ethics. (17)

21.1	List of Subsidiaries. (23)

23.1	Consent of W.D. Von Gonten & Co. †

31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
1.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
2.	Filed as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.

3.	Filed as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on February 14, 2000.
4.	Filed as an exhibit to the Company’s report on Form 8-K, dated August 24, 2000, as filed with the Securities and Exchange Commission of September 8, 2000.
5.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.
6.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 27, 2000, as filed with the Securities and Exchange Commission on October 3, 2000.
7.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
8.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2001, as filed with the Securities and Exchange Commission on September 21, 2001.
9.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2002, as filed with the Securities and Exchange Commission on January 8, 2002.
10.	Filed as an exhibit to the Company’s Form 10-QSB for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2002.
11.	Filed as an exhibit to the Company’s report filed on Form 10-QSB for the quarter ended March 31, 2002, dated May 2, 2002, as filed with the Securities and Exchange Commission.
12.	Filed as an exhibit to the Company’s Form 10-QSB/A for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on June 4, 2002.
13.	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-89900) as filed with the Securities and Exchange Commission on June 14, 2002.
14.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on September 26, 2002.
15.	Filed as an exhibit to the Company’s report filed on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
16.	Filed as an exhibit to the Company’s report on Form 8-K, dated June 17, 2003, as filed with the Securities and Exchange Commission on June 18, 2003.
17.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 22, 2003.
18.	Filed as an exhibit to the Company’s report filed on Form 10-Q for the quarter ended September 30, 2003, dated November 12, 2003, as filed with the Securities and Exchange Commission.
19.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 12, 2003, as filed with the Securities and Exchange Commission on December 17, 2003.
20.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 19, 2003, as filed with the Securities and Exchange Commission on December 23, 2003.
21.	Filed as an exhibit to the Company’s report filed on Form 10-Q for the quarter ended December 31, 2003, dated February 13, 2004, as filed with the Securities and Exchange Commission.
22.	Filed as an exhibit to the Company’s report filed on Form 10-Q for the quarter ended March 31, 2004, dated May 12, 2004, as filed with the Securities and Exchange Commission.
23.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission on September 27, 2003.
24.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 27, 2004, as filed with the Securities and Exchange Commission on October 8, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: November 12, 2004	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman and Chief Executive Officer
(Principal Executive and Financial Officer)

Date: November 12, 2004	By:	/s/ LESIA BAUTINA
Lesia Bautina
Vice President and Controller
(Principal Accounting Officer)