Form 10-Q
period 2004-12-31
CONTANGO OIL & GAS CO
filed 2005-02-14
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

Commission file number 001-16317

CONTANGO OIL & GAS COMPANY

(Exact name of registrant issuer as specified in its charter)

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of February 11, 2005 was 13,177,865.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED DECEMBER 31, 2004

All references in this Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and its Subsidiaries. Unless otherwise noted, all information in this Form 10-Q relating to natural gas and oil reserves and the estimated future net cash flows attributable to those reserves are based on estimates prepared by independent engineers and are net to our interest.

WEBSITE ACCESS TO REPORTS

General information about us can be found on our Website at www.contango.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our Website as soon as reasonably practicable after we file or furnish them to the Securities and Exchange Commission.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2004	June 30, 2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$44,061,770	$396,753
Accounts receivable, net	1,100,013	4,715,748
Other	398,999	139,778

Total current assets	45,560,782	5,252,279

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	3,172,711	54,850,979
Unproved properties, not being amortized	5,381,444	7,540,678
Furniture and equipment	186,509	184,508
Accumulated depreciation, depletion and amortization	(711,841)	(27,282,035)

Total property, plant and equipment, net	8,028,823	35,294,130

OTHER ASSETS:
Cash and other assets held by affiliates	1,592,216	779,361
Investment in Freeport LNG Project	2,425,116	2,333,333
Investment in Contango Venture Capital Corporation	481,636	500,000
Deferred income tax asset	4,683,536	1,188,407
Facility fee	—	157,579
Other assets	5,822	5,822

Total other assets	9,188,326	4,964,502

TOTAL ASSETS	$62,777,931	$45,510,911

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2004	June 30, 2004
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$512,659	$810,360
Accrued exploration and development	205,805	950,175
Income taxes payable	9,334,501	240,758
Other accrued liabilities	847,105	219,282

Total current liabilities	10,900,070	2,220,575

LONG-TERM DEBT	—	7,089,000

ASSET RETIREMENT OBLIGATION	839	84,805

SHAREHOLDERS’ EQUITY:
Convertible preferred stock, 6%, Series C, $0.04 par value, 4,000 shares authorized, 1,400 shares issued and outstanding at December 31, 2004, and 1,600 shares issued and outstanding at June 30, 2004, liquidation preference at $5,000 per share	56	64
Common stock, $0.04 par value, 50,000,000 shares authorized, 15,700,535 shares issued and 13,125,535 outstanding at December 31, 2004, 14,885,700 shares issued and 12,310,700 outstanding at June 30, 2004	628,021	595,428
Additional paid-in capital	31,179,592	29,979,965
Treasury stock at cost (2,575,000 shares)	(6,180,000)	(6,180,000)
Retained earnings	26,249,353	11,721,074

Total shareholders’ equity	51,877,022	36,116,531

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,777,931	$45,510,911

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
REVENUES:
Natural gas and oil sales	$1,425,983	$18,198	$2,005,596	$76,917
Gain (loss) from hedging activities	—	(24,071)	—	58,171

Total revenues	1,425,983	(5,873)	2,005,596	135,088

EXPENSES:
Operating expenses	209,123	14,106	252,973	51,029
Exploration expenses	944,273	2,153,056	1,732,339	3,276,541
Depreciation, depletion and amortization	459,338	6,789	619,622	14,800
Impairment of natural gas and oil properties	—	42,995	112,000	42,995
General and administrative expenses	1,087,051	768,473	1,899,524	1,145,580

Total expenses	2,699,785	2,985,419	4,616,458	4,530,945

(LOSS) FROM CONTINUING OPERATIONS	(1,273,802)	(2,991,292)	(2,610,862)	(4,395,857)

Interest expense	(22,341)	(115,235)	(71,317)	(279,645)
Interest income	15,503	5,250	33,356	19,666
Gain on sale of marketable securities	—	65,023	—	710,322
Gain on sale of assets and other	(46,313)	6,243,989	(86,820)	6,243,989

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,326,953)	3,207,735	(2,735,643)	2,298,475
(Provision) benefit for income taxes	465,790	(1,055,492)	957,476	(737,250)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(861,163)	2,152,243	(1,778,167)	1,561,225

DISCONTINUED OPERATIONS (Note 3)
Discontinued operations, net of income taxes	14,116,542	2,136,166	16,516,445	5,785,675

NET INCOME	13,255,379	4,288,409	14,738,278	7,346,900
Preferred stock dividends	105,000	176,667	210,000	326,667

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$13,150,379	$4,111,742	$14,528,278	$7,020,233

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$(0.07)	$0.21	$(0.15)	$0.13
Discontinued operations	1.08	0.23	1.27	0.62

Total	$1.01	$0.44	$1.12	$0.75

Diluted
Continuing operations	$(0.07)	$0.17	$(0.15)	$0.12
Discontinued operations	1.08	0.16	1.27	0.46

Total	$1.01	$0.33	$1.12	$0.58

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,049,641	9,366,423	12,960,450	9,332,547

Diluted	13,049,641	12,936,563	12,960,450	12,641,092

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(1,778,167)	$1,561,225
Plus income from discontinued operations, net of income taxes	16,516,445	5,785,675

Net income	14,738,278	7,346,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,202,980	3,412,735
Impairment of natural gas and oil properties	112,000	42,995
Exploration expenditures	839,283	2,619,443
Increase in deferred income taxes	(3,495,129)	(910,246)
Gain on sale of assets and other	(16,170,823)	(7,826,732)
Unrealized hedging gain	—	(58,171)
Stock-based compensation	177,044	77,383
Changes in operating assets and liabilities:
Decrease in accounts receivable and other	3,662,826	1,962,973
Increase in prepaid insurance	(16,482)	(45,225)
Decrease in accounts payable	(325,651)	(410,001)
Decrease increase in other accrued liabilities	(118,616)	425,364
Increase in income taxes payable	9,093,743	1,985,585
Other	199	91,187

Net cash provided by operating activities	10,699,652	8,714,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(2,174,718)	(2,651,205)
Natural gas and oil exploration and development reimbursements	2,654,890	—
Increase in net investment in affiliates	(812,855)	(1,358,785)
Investment in Freeport LNG Project	(91,783)	(600,000)
Additions to furniture and equipment	(4,972)	(4,136)
Increase in advances to operators	(438,311)	(207,979)
Investment in Contango Venture Capital Corporation	(68,860)	—
Purchase of marketable equity securities	—	(375,000)
Proceeds from sales of marketable equity securities	—	1,761,822
Sales costs	(168,686)	(5,281)
Proceeds from the sale of assets	40,334,692	7,747,464

Net cash provided by investing activities	39,229,397	4,306,900

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	2,200,000	9,582,000
Repayments under credit facility	(9,289,000)	(28,325,100)
Proceeds from equity issuances	1,055,168	7,799,614
Preferred stock dividends	(210,000)	(300,000)
Repurchase/cancellation of stock options and warrants	—	(757,498)
Debt issue costs	(20,200)	—

Net cash used in financing activities	(6,264,032)	(12,000,984)

NET INCREASE IN CASH AND CASH EQUIVALENTS	43,665,017	1,020,106
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	396,753	219,242

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,061,770	$1,239,348

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$2,337,387	$2,471,184

Cash paid for interest	$64,177	$269,093

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the Three and Six Months Ended December 31, 2003
	Preferred Stock		Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2003	7,500	$300	9,296,076	$473,399	$21,803,090	$(6,180,000)	$4,640,725	$20,737,514
Exercise of stock options	—	—	3,750	150	7,350	—	—	7,500
Tax benefit from exercise of stock options	—	—	—	—	3,373	—	—	3,373
Cashless exercise of stock options	—	—	1,866	—	—	—	—	—
Expense of stock options	—	—	—	—	27,034	—	—	27,034
Repurchase/cancellation of stock options and warrants	—	—	—	—	(757,498)	—	—	(757,498)
Net income	—	—	—	—	—	—	3,058,491	3,058,491
Preferred stock dividends	—	—	—	—	—	—	(150,000)	(150,000)

Balance at September 30, 2003	7,500	300	9,301,692	473,549	21,083,349	(6,180,000)	7,549,216	22,926,414

Exercise of stock options	—	—	118,750	4,750	232,750	—	—	237,500
Tax benefit from exercise of stock options	—	—	—	—	16,629	—	—	16,629
Cashless exercise of stock options	—	—	18,067	—	—	—	—	—
Issuance of Series C preferred stock	1,600	64	—	—	7,554,550	—	—	7,554,614
Expense of stock options	—	—	—	—	50,349	—	—	50,349
Net income	—	—	—	—	—	—	4,288,409	4,288,409
Preferred stock dividends	—	—	—	—	—	—	(176,667)	(176,667)

Balance at December 31, 2003	9,100	$364	9,438,509	$478,299	$28,937,627	$(6,180,000)	$11,660,958	$34,897,248

	For the Three and Six Months Ended December 31, 2004
	Preferred Stock		Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2004	1,600	$64	12,310,700	$595,428	$29,979,965	$(6,180,000)	$11,721,074	$36,116,531
Exercise of stock options and warrants	—	—	527,584	21,103	1,034,065	—	—	1,055,168
Expense of stock options	—	—	—	—	84,128	—	—	84,128
Partial conversion of Series C preferred stock	(200)	(8)	166,666	6,667	(6,659)
Net income	—	—	—	—	—	—	1,482,900	1,482,900
Preferred stock dividends	—	—	—	—	—	—	(105,000)	(105,000)

Balance at September 30, 2004	1,400	$56	13,004,950	$623,198	$31,091,499	$(6,180,000)	$13,098,974	$38,633,727

Cashless exercise of stock options	—	—	120,585	4,823	(4,823)	—	—	—
Expense of stock options	—	—	—	—	92,916	—	—	92,916
Net income	—	—	—	—	—	—	13,255,379	13,255,379
Preferred stock dividends	—	—	—	—	—	—	(105,000)	(105,000)

Balance at December 31, 2004	1,400	$56	13,125,535	$628,021	$31,179,592	$(6,180,000)	$26,249,353	$51,877,022

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation. The financial statements should be read in conjunction with the audited financial statements and notes included in Contango Oil & Gas Company’s (“Contango” or the “Company”) Form 10-K for the fiscal year ended June 30, 2004. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

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

On July 1, 2003, the Company changed its accounting policy for amortizing and impairing the Company’s natural gas and oil properties from a well-by-well cost center basis to a field-by-field cost center basis. Management believes the newly adopted policy is preferable in these circumstances to have greater comparability with other successful efforts natural gas and oil companies by conforming to predominant industry practice. In addition, the field level is consistent with the Company’s operational and strategic assessment of its natural gas and oil investments. The Company determined that the cumulative effect of the change in accordance with APB Opinion No. 20 was immaterial to the consolidated financial statements.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified our recent property sale to Edge Petroleum as discontinued operations. It is our intent; however, to remain an independent natural gas and oil company engaged in the exploration, production, and acquisition of natural gas and oil.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of three months or less. As of December 31, 2004 the Company had cash and cash equivalents of $44,061,770. The carrying amounts approximated fair market value due to the short maturity of these instruments.

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

The Company has determined that the fair value method is preferable to the intrinsic value method previously applied. During the six months ended December 31, 2004 and 2003, the Company recorded a charge of $177,044 and $77,383 to general and administrative expense, respectively. Because compensation expense is recognized over a vesting period, the effect of applying the fair value method in the initial years of implementation may not be representative of the effects on net income (loss) that will be reported in future years.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Sale of Properties - Discontinued Operations

On December 29, 2004 the Company completed the sale of the majority of its south Texas natural gas and oil interests to Edge Petroleum Corporation for $50 million. The sale was approved by a majority of the Company’s stockholders at a Special Meeting of Stockholders on December 29, 2004. Approximately 16 Bcfe of proven reserves were sold having a pre-tax net present value when using a 10% discount rate as of June 30, 2004 of $54.3 million. Pre-tax proceeds after netting adjustments were $40.3 million. Adjustments were made for net revenues that Contango received for production occurring after July 1, 2004, the effective date of sale, up to the closing date of December 29, 2004. We have classified this sale as discontinued operations since the south Texas reserves sold constituted an entire natural gas and oil producing field. The Company recognized a gain on sale of $16.3 million for the quarter ended December 31, 2004. Our sale of assets to Edge Petroleum has been classified as discontinued operations in our financial statements for all periods presented. In September 2003, the Company completed the sale of certain reserves in Brooks County, Texas for $5.0 million and recorded a gain of approximately $900,000 for the six months ended December 31, 2003. Proved reserves were 1.5 Bcfe and accounted for approximately $5.0 million of the Company’s discounted present value at 10% per annum as of June 30, 2003. The sale of the Brooks County reserves has been reclassed as discontinued operations since these reserves were part of our original south Texas natural gas and oil interests.

The summarized financial results for discontinued operations for each of the periods ended December 31, are as follows:

Operating Results:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Revenues	$5,858,649	$5,962,110	$11,951,278	$14,155,895
Operating expenses	(382,016)	(902,579)	(1,190,029)	(2,517,885)
Depreciation expenses	(13,739)	(1,612,110)	(1,583,358)	(3,397,935)
Exploration expenses	(4,073)	21,171	(26,911)	(211,457)
Gain (loss) on sale of discontinued operations	16,258,936	(182,184)	16,258,936	872,421

Gain before income taxes	$21,717,757	$3,286,408	$25,409,916	$8,901,039
Provision for income taxes	(7,601,215)	(1,150,242)	(8,893,471)	(3,115,364)

Gain from discontinued operations, net of income taxes	$14,116,542	$2,136,166	$16,516,445	$5,785,675

4. Cash and Cash Equivalents

As of December 31, 2004, the Company had $44,061,770 in cash and cash equivalents. At December 31, 2004, approximately $3.1 million of the $44.1 million was held in the Company’s operating account to be used for general corporate purposes and $29 million was invested in highly liquid AAA rated tax-exempt money market funds. The remaining $12 million was invested in a portfolio of periodic auction reset (PAR) securities that have coupons periodically reset to market interest rates. PAR securities consist of AAA-rated tax exempt municipal bonds and AAA-rated municipal preferred shares. PAR securities are highly liquid and at the Company’s options are immediately convertible to cash.

The Company considers all highly liquid investment grade debt instruments having an original maturity of 90 days or less to be cash equivalents.

A portion of the funds will be used to pay estimated taxes of approximately $9 million in March 2005 related to the gain on the sale of our south Texas properties, to provide working capital for on-going operations and to invest in our exploration programs. The funds will also be used to maintain our 10% limited partnership interest in the Freeport LNG plant, including any expansion in the plant’s capacity, and to continue to invest in alternative energy projects.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Net Income (Loss) Per Common Share

A reconciliation of the components of basic and diluted net income (loss) per share of common stock is presented in the tables below.

	Three Months Ended December 31, 2004				Three Months Ended December 31, 2003
	(Loss)	Weighted Average Shares		Per Share	Income	Weighted Average Shares	Per Share
Income (Loss) from continuing operations	$(966,163)	13,049,641		$(0.07)	$1,975,576	9,366,423	$0.21
Discontinued Operations, net of income taxes	14,116,542	13,049,641		1.08	2,136,166	9,366,423	0.23

Basic Earnings Per Share:
Net income	$13,150,379	13,049,641		$1.01	$4,111,742	9,366,423	$0.44

Effect of Dilutive Securities:
Stock options and warrants	—	(a	)		—	1,153,778
Series A preferred stock	—	—			50,000	1,000,000
Series B preferred stock	—	—			100,000	1,136,363
Series C preferred stock	(a )	(a	)		26,667	279,999

Income (Loss) from Continuing Operations	$(966,163)	13,049,641		$(0.07)	$2,152,243	12,936,563	$0.17
Discontinued Operations, net of income taxes	14,116,542	13,049,641		1.08	2,136,166	12,936,563	0.16

Diluted Earnings Per Share:
Net Income	$13,150,379	13,049,641		$1.01	$4,288,409	12,936,563	$0.33

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as the exercise price was above the average market price for the period	$—	21,000		$7.50	$—	25,500	$6.15

Series C Preferred Stock	$105,000	1,168,329		$0.09	$—	—	$—

(a)	Anti-Dilutive.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Income (Loss) Per Common Share - continued

	Six Months Ended December 31, 2004				Six Months Ended December 31, 2003
	(Loss)	Weighted Average Shares		Per Share	Income	Weighted Average Shares	Per Share
Income (Loss) from continuing operations	$(1,988,167)	12,960,450		$(0.15)	$1,234,558	9,332,547	$0.13
Discontinued Operations, net of income taxes	16,516,445	12,960,450		1.27	5,785,675	9,332,547	0.62

Basic Earnings Per Share:
Net income	$14,528,278	12,960,450		$1.12	$7,020,233	9,332,547	$0.75

Effect of Dilutive Securities:
Stock options and warrants	—	(a	)		—	1,038,849
Series A preferred stock	—	—			100,000	1,000,000
Series B preferred stock	—	—			200,000	1,136,363
Series C preferred stock	(a )	(a	)		26,667	133,333

Income (Loss) from Continuing Operations	$(1,988,167)	12,960,450		$(0.15)	$1,561,225	12,641,092	$0.12
Discontinued Operations, net of income taxes	16,516,445	12,960,450		1.27	5,785,675	12,641,092	0.46

Diluted Earnings Per Share:
Net Income	$14,528,278	12,960,450		$1.12	$7,346,900	12,641,092	$0.58

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as the exercise price was above the average market price for the period	$—	31,500		$7.33	$—	175,500	$4.94

Series C Preferred Stock	$210,000	1,168,329		$0.18	$—	—	$—

(a)	Anti-Dilutive.

6. Investment in Freeport LNG

As of December 31, 2004, the Company had invested $2.4 million in Freeport LNG Development, L.P. The Company owns a 10% limited partnership interest in Freeport LNG Development, L.P., a limited partnership formed to develop a 1.5 billion cubic feet per day LNG receiving terminal in Freeport, Texas.

In July 2004, Freeport LNG finalized its transaction with ConocoPhillips for the construction and use of the proposed liquefied LNG receiving terminal in Freeport, Texas. ConocoPhillips acquired 1 billion cubic feet per day of regasification capacity in the terminal, purchased a 50% interest in the general partner managing the Freeport LNG project and agreed to provide substantial construction funding to the venture. This construction funding will be non-recourse to Contango. Dow Chemical has also acquired regasification capacity of 500 million cubic feet per day. Freeport LNG is responsible for the commercial activities of the partnership, while ConocoPhillips will manage the construction of the facility. The Federal Energy Regulatory Commission granted Freeport LNG a permit to construct and operate the LNG receiving terminal on June 21, 2004.

As part of the formation of Freeport LNG Development, L.P., Cheniere Energy, Inc. (“Cheniere”) granted Contango warrants to purchase 300,000 shares of Cheniere common stock. In June and September 2003, Contango exercised the warrants, purchasing 300,000 shares of Cheniere common stock. As of December 31, 2003, the

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company sold 300,000 shares of Cheniere common stock and reported a gain on the sale of marketable securities for the six months ended December 31, 2003 of $710,322 as follows:

	Three Months Ended December 31, 2003	Six Months Ended December 31, 2003
Realized gain on sale of marketable securities sold	$570,773	$1,161,822
Unrealized gain on marketable securities held as an investment	—	—
Reversal of previously recognized unrealized gain	(505,750)	(451,500)

Total recognized gain	$65,023	$710,322

As of December 31, 2004, the Company had no investment in marketable securities and has not owned any marketable securities since December 31, 2003.

7. Investment in Alternative Energy

In June 2004, our wholly owned subsidiary, Contango Venture Capital Corporation, acquired a 32% general partnership interest in Contango Capital Partnership Management, LLC. Contango Capital Partnership Management, LLC was formed by us and other investors to invest in the energy venture capital market with a focus on domestically sourced, environmentally preferred energy technologies and to expose us to leading edge technologies and opportunities in alternative energy markets. Our initial cash contribution of $0.5 million was used to fund the initial overhead for the sourcing and management of energy venture capital investments to be undertaken by Contango Capital Partnership Management, LLC. We hold two of six seats on the board of managers of Contango Capital Partnership Management, LLC. Contango Capital Partnership Management LLC is the general partner of an alternative energy company named Trulite. Trulite develops lightweight hydrogen generators for fuel cell systems and expects to produce a prototype of portable fuel cell in 2005.

As of December 31, 2004 the Contango Venture Capital Corporation had invested $68,860 of its $100,000 commitment into Trulite, L.P.

8. Long-Term Debt

Prior to the closing the sale of its south Texas natural gas and oil interests to Edge Petroleum Corporation, the Company repaid all of its long-term debt outstanding. Our south Texas properties that were sold to Edge Petroleum constituted the bulk of the assets used to secure our existing bank line. As of December 31, 2004, the Company had no long term debt outstanding.

The Company’s credit facility with Guaranty Bank, FSB is a secured, revolving line of credit, secured by the Company’s natural gas and oil reserves. As of December 31, 2004, the revolving line of credit provides for a borrowing capacity of $100,000 and matures on June 29, 2006. Borrowings will bear interest, at the Company’s option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent (1/4%) per annum. Additionally, the Company pays a quarterly commitment fee of three-eighths percent (3/8%) per annum on the average availability.

The credit facility requires the maintenance of certain ratios, including those related to working capital, funded debt to EBITDAX, and debt service coverage, as defined in the credit facility. Additionally, the credit facility contains certain negative covenants that, among other things, restrict or limit the Company’s ability to incur indebtedness, sell assets, pay dividends and reacquire or otherwise acquire or redeem capital stock. Failure to

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

maintain required financial ratios or comply with the credit facility’s covenants can result in a default and acceleration of all indebtedness under the credit facility. As of December 31, 2004, the Company was in compliance with its financial covenants, ratios and other provisions of its credit facility.

9. Conversion of Series C Preferred Stock into Common Stock

On July 1, 2004, private institutional investors elected to convert 200 of the 1,600 outstanding shares of the Company’s Series C convertible cumulative preferred stock into 166,666 shares of Contango common stock.

10. Sale of Properties – Continuing Operations

In December 2003, Contango and Republic Exploration sold their producing Gulf of Mexico leases for approximately $12.0 million. As a result of this sale, Contango recorded a gain of approximately $6.2 million as of December 31, 2003. Properties included in the sale were Eugene Island 110, Grand Isle 28 and High Island 25-L. Contango received approximately $3.7 million in cash proceeds for its portion of the sale. Republic Exploration received cash proceeds of approximately $8.3 million for its portion of the sale. In connection with this sale, Republic Exploration subsequently made distributions of $3.0 million to its members, of which $1.0 million was distributed to Contango.

11. Repurchase of Certain Stock Options and Warrants

In September 2003, Contango paid $757,498 to certain related parties and cancelled certain stock options and warrants to purchase 336,666 shares of Contango common stock exercisable at $2.00 per share. These stock options and warrants were fully vested and Contango paid $2.25 per option. The fair market value of each option at the date of cancellation, using the Black-Scholes options-pricing model, was estimated at $2.69. Assumptions used in this estimate were: (i) risk-free interest rate of 3.28 percent; (ii) expected volatility of 36 percent; (iii) expected dividend yield of zero percent; and (iv) underlying stock price at the date of cancellation of $4.55. Options to purchase an additional 33,334 shares of Contango common stock were also cancelled. In accordance with the terms of these stock options, vesting would never occur.

12. Subsequent Events

In January 2005, our wholly owned subsidiary, Contango Venture Capital Corporation invested an additional $40,000 into Trulite L.P., fulfilling its $100,000 commitment. The limited partnership interest for Trulite, L.P. was converted into a limited partnership interest in the newly formed Contango Capital Partners Fund (“Fund”) on January 31, 2005. Prior to the Fund’s close, Contango Venture Capital committed to invest $1.5 million in the Fund. Contango Venture Capital owns a 25% partnership interest in the Fund. Total capitalization of the Fund is $8.25 million. The general partner of the Fund is Contango Capital Partnership Management LLC.

In January, 2005, Freeport LNG received its authorization to commence construction of the first phase of its terminal from the Federal Energy Regulatory Commission (FERC). Construction of the permitted 1.5 Bcf per day facility commenced on January 17, 2005.

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

Cautionary Statement about Forward-Looking Statements

Some of the statements made in this Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. These include such matters as:

•	Our financial position

•	Business strategy and budgets

•	Anticipated capital expenditures

•	Drilling of wells

•	Natural gas and oil reserves

•	Timing and amount of future discoveries (if any) and production of natural gas and oil

•	Operating costs and other expenses

•	Cash flow and anticipated liquidity

•	Prospect development

•	Property acquisitions and sales

•	Development, construction and financing of our LNG receiving terminal

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

Overview

We are an independent natural gas and oil company engaged in the exploration, production and acquisition of natural gas and oil in the United States, both onshore Gulf Coast and offshore in the Gulf of Mexico. Our primary source of natural gas and oil production currently is in south Texas. We also own a 10% partnership interest in Freeport LNG Development, L.P., which is developing a 1.5 Bcf per day LNG receiving terminal in Freeport, Texas. Contango Venture Capital Corporation, our wholly owned subsidiary, owns a 32% interest in Contango Capital Partnership Management, LLC, which was formed to invest in the alternative energy venture capital market, and a 25% interest in the Contango Capital Partners Fund, L.P. Contango Capital Partners Fund, L.P. owns interests in several portfolio companies.

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

Funding exploration prospects developed by our alliance partners. Because we only have four employees, we depend on alliance partners for exploration, development and production expertise. Our four alliance partners, Juneau Exploration, L.P. (“JEX”), Alta Resources, LLC (“Alta”), Ameritex Minerals and Exploration, Ltd. (“Ameritex”) and Coastline Exploration, Inc. (“Coastline”) perform all of our prospect generation and evaluation functions.

Negotiated acquisitions of proved properties. We continue to seek negotiated producing property acquisitions, based on our view of the pricing cycles of natural gas and oil and available exploitation opportunities of probable and possible reserves. Since January 1, 2002, we have acquired approximately 14 Bcfe of proved developed producing reserves of natural gas and oil for approximately $26 million.

Sale of proved properties. From time-to-time as part of our business strategy, we have sold and may again sell some or a substantial portion of our proved reserves to capture current value, using the sales proceeds to further our exploration activities. In December, 2004, we sold producing properties consisting of 39 wells in south Texas for $50 million to Edge Petroleum Corporation. The sale was approved by a majority of the Company’s stockholders at a Special Meeting of Stockholders on December 29, 2004. In July 2003, we sold producing properties consisting of 10 wells in south Texas for $5 million. In December 2003, Contango and its 33%-owned subsidiary, Republic Exploration LLC, sold all of their then producing Gulf of Mexico leases for approximately $12 million. Since its inception, the Company has purchased $26 million worth of natural gas and oil properties and sold over $67 million worth of oil and natural gas properties.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified our recent property sale to Edge Petroleum as discontinued operations. It is our intent; however, to remain an independent natural gas and oil company engaged in the exploration, production, and acquisition of natural gas and oil.

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

Diversified energy investments. While our core focus is the domestic exploration and production business, we will continue to seek opportunities that may include foreign exploration prospects or investments related to new and developing energy sources such as LNG and alternative energy.

Structuring incentives to drive behavior. We believe that equity ownership aligns the interests of our partners, employees, and stockholders. Our directors and executive officers beneficially own approximately 21% of our common stock. In addition, our alliance partners co-invest in prospects that they recommend to us.

Exploration Alliances with JEX, Alta Resources, Ameritex and Coastline

Alliance with JEX. JEX is a private company formed for the purpose of assembling domestic natural gas and oil prospects. Under our agreement with JEX, JEX generates natural gas and oil prospects and evaluates exploration prospects generated by others. In exchange, we have committed, within various parameters, to invest along with JEX up to 95% of the available working interest in the recommended prospects. In the Gulf of Mexico, JEX brings offshore exploration prospects directly to our affiliated companies, Republic Exploration, LLC and Contango Offshore Exploration, LLC (see “Offshore Gulf of Mexico Exploration Joint Ventures” below).

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

We may terminate the agreement upon 30 days written notice, and JEX may terminate the agreement upon 180 days notice. If we are in default under the agreement, JEX may terminate the agreement upon 30 days written notice.

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

Domestic Onshore Exploration and Properties

JEX Activities

Between May 2000 and March 2004, we drilled 49 wells with JEX on our south Texas properties in Jim Hogg and Brooks Cos., Texas, resulting in 34 successes. These properties were sold to Edge Petroleum Corporation.

JEX’s principle activity is the exploration management of our affiliated offshore Gulf of Mexico exploration companies. See “Offshore Gulf of Mexico Exploration and Joint Ventures”.

Alta Resources Activities

In January 2005, Contango and Alta successfully drilled two shallow wells in Duval County. The Fitzsimmons #1, in which we have a 33% net revenue interest, is a natural gas well, and the Marshbanks #1, in which we have a 32% net revenue interest, is an oil well. We expect production to commence on both of these discoveries in March 2005.

We have recently elected to participate with Alta in an exploratory well in Bandera County, Texas that we expect to drill by mid-year 2005. Our 50% share of the dry hole cost is estimated at $0.6 million. In addition, we have elected to participate in three exploratory wells in Escambia County, Alabama that we expect to drill by mid-year 2005. Our 75% share of the dry hole costs for all three wells is estimated at $2.4 million. In Calcasieu Parish, Louisiana, we have elected to participate in the drilling of an exploratory well by mid-year 2005. Our 75% share of the dry hole cost is estimated at $ $0.2 million.

Ameritex Activities

In February 2004, we entered into an exploration agreement with Ameritex. Ameritex has currently identified six prospect areas. During the quarter, we drilled an exploratory well in Live Oak County, Texas, which was determined to be a dry hole and is in the process of being plugged and abandoned. Our 40% share of dry hole costs is estimated at $0.4 million.

We plan to drill five shallow wells on the Palmeras Ranch located in Dimmit County and Zavala County, Texas by mid-year 2005. Our 38% share of the dry hole costs for all five wells is estimated at approximately $1.3 million. We also plan to drill two exploratory wells, located in Zapata County, Texas in the first half of 2005. Our combined share of estimated drilling costs for both wells is estimated at $1.2 million.

Coastline Activities

In December 2004, Coastline purchased 3-D seismic data on an approximate a 22 square mile area together with a lease option for an initial 180 days on a minimum of 15,060 acres in Jim Hogg County. Coastline also purchased 3-D seismic data on another 41 square mile area, where Coastline entered into lease options to purchase leases on 29,694 acres located in Jim Hogg County. This lease option is also for an initial term of 180 days. Coastline has subsequently leased 1920 acres. Our share of the investment was $0.7 million. If drillable prospects are identified, we will pay all of the prospect leasehold costs and carry Coastline on a portion of the drilling costs on a specified number of wells. In addition, Coastline will receive a 3% overriding royalty interest.

Sale of South Texas Properties

On December 29, 2004 the Company completed the sale of the majority of its south Texas natural gas and oil interests to Edge Petroleum Corporation for $50 million. The sale was approved by a majority of the Company’s stockholders at a Special Meeting of Stockholders on December 29, 2004. Approximately 16 Bcfe of proven reserves were sold having a pre-tax net present value using a 10% discount rate as of June 30, 2004 of $54.3 million. Pre-tax proceeds after netting adjustments were $40.3 million. Adjustments were made for net revenues that Contango received for production occurring after July 1, 2004, the effective date of sale, up to the closing date of December 29, 2004.

The Company recognized a gain on sale of $16,258,936 for the quarter ended December 31, 2004. Following the sale, the Company has remaining production of approximately 2,300 MMBtue per day. Based on current prices and production rates, the Company anticipates production revenues of $0.4 million per month, a level believed to be sufficient to pay estimated on-going general and administrative expenses of $0.2 million per month.

As of December 31, 2004, the Company had $44,061,770 in cash and cash equivalents. At December 31, 2004, approximately $3.1 million of the $44.1 million was held in the Company’s operating account to be used for general corporate purposes and $29 million was invested in highly liquid AAA rated tax-exempt money market funds. The remaining $12 million was invested in a portfolio of periodic auction reset (“PAR”) securities that have coupons periodically reset to market interest rates. PAR securities consist of AAA-rated tax exempt municipal bonds and AAA-rated municipal preferred shares. PAR securities are highly liquid and at the Company’s options are immediately convertible to cash.

The Company considers all highly liquid investment grade debt instruments having an original maturity of 90 days or less to be cash equivalents.

A portion of the funds will be used to pay estimated taxes of $9 million in March 2005 related to the gain on the sale of our south Texas properties, to provide working capital for on-going operations and to invest in our exploration programs. The funds will also be used to maintain our 10% limited partnership interest in the Freeport LNG plant, including any expansion in the plant’s capacity, and to continue to invest in alternative energy projects.

Offshore Gulf of Mexico Exploration Joint Ventures

Contango directly and through affiliated companies conducts exploration activities in the Gulf of Mexico. Currently, Contango and its affiliates have interests in 41 offshore leases. See “Offshore Properties” below for additional information on our offshore properties.

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

Contango Offshore Exploration LLC. Contango purchased a 66.7% interest in Contango Offshore Exploration in September 2002. JEX is the only other member and acts as the managing member. Contango Offshore Exploration’s activities will be focused on identifying and purchasing prospects in the Gulf of Mexico and selling them to third parties, retaining a reversionary interest. Contango Offshore Exploration has invested approximately $13.4 million to acquire and reprocess 2,294 blocks of 3-D seismic data and to acquire leases in the Gulf of Mexico. All leases are subject to a 3.3% overriding royalty interest in favor of the JEX exploration team. See “Offshore Properties” below for additional information on Contango Offshore Exploration’s properties.

Current Activities. The Eugene Island 113B well has been successfully tested and is expected to begin production by the end of the second quarter. Republic Exploration and Contango Offshore Exploration have farmed out the following six lease blocks, West Cameron 174, Eugene Island 76, Vermilion 154, Main Pass 221 and East Breaks 369 and 370. Eugene Island 76 is expected to begin drilling in February 2005. West Cameron 174 and Main Pass 221 are expected to be drilled in 2005. A timetable for drilling Vermilion 154 and East Breaks 369 and 370 has not been determined at this time.

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

Offshore Properties

The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico as of February 11, 2005:

Area/Block	WI	NRI	Acquired	Status
Contango Oil & Gas Company:
East Cameron 107	33.8%	27.0%	May-01	Available for farm-out
Eugene Island 113B	(2)	(2)	May-01	Farmed-out, being prepared for production

Area/Block	WI	NRI	Acquired	Status
Republic Exploration (1):
East Cameron 107	66.2%	53.0%	May-01	Available for farm-out
Eugene Island 113B	(2)	(2)	May-01	Farmed-out, being prepared for production
West Delta 36	100.0%	80.0%	May-02	Available for farm-out
West Cameron 174	(3)	(3)	Jun-03	Farmed out; drilling expected March, 2005
High Island 113	100.0%	80.0%	Sep-03	Available for farm-out
South Timbalier 191	50.0%	40.0%	May-04	Available for farm-out
Vermilion 36	100.0%	80.0%	May-04	Available for farm-out
Vermilion 109	100.0%	80.0%	May-04	Available for farm-out
Vermilion 134	100.0%	80.0%	May-04	Available for farm-out
West Cameron 179	100.0%	80.0%	May-04	Available for farm-out
West Cameron 185	100.0%	80.0%	May-04	Available for farm-out
West Cameron 200	100.0%	80.0%	May-04	Available for farm-out
West Delta 18	100.0%	80.0%	May-04	Available for farm-out
West Delta 33	100.0%	80.0%	May-04	Available for farm-out
West Delta 34	100.0%	80.0%	May-04	Available for farm-out
West Delta 43	100.0%	80.0%	May-04	Available for farm-out
Ship Shoal 220	50.0%	40.0%	May-04	Available for farm-out
South Timbalier 240	50.0%	40.0%	May-04	Available for farm-out
Eugene Island 76	(3)	(3)	Jul-04	Farmed out; drilling expected February, 2005
South Marsh Island 247	(4)	(4)	Jul-04	Subject to farm-out option
Vermilion 130	100.0%	80.0%	Jul-04	Available for farm-out
West Cameron 80	100.0%	80.0%	Jul-04	Available for farm-out
West Cameron 133	(5)	(5)	May-04	NE/4 sold, remainder available for farm-out
West Cameron 167	100.0%	80.0%	Jul-04	Available for farm-out
Vermilion 154	(6)	(6)	Jul-04	Farmed out; drilling schedule undetermined

Area/Block	WI	NRI	Acquired	Status
Contango Offshore Exploration (1):
Viosca Knoll 75	100.0%	80.0%	May-02	Available for farm-out
Vermilion 231	100.0%	80.0%	May-03	Available for farm-out
Viosca Knoll 167	100.0%	80.0%	May-03	Available for farm-out
Eugene Island 209	100.0%	80.0%	Jun-03	Available for farm-out
Viosca Knoll 161	100.0%	80.0%	Jul-03	Available for farm-out
High Island A16	100.0%	80.0%	Nov-03	Available for farm-out
East Breaks 283	100.0%	80.0%	Nov-03	Available for farm-out
East Breaks 369	(7)	(7)	Nov-03	Farmed out; drilling schedule undetermined
East Breaks 370	(7)	(7)	Nov-03	Farmed out; drilling schedule undetermined
South Timbalier 191	50.0%	40.0%	May-04	Available for farm-out
Grand Isle 63	100.0%	80.0%	Jun-04	Available for farm-out
Grand Isle 72	100.0%	80.0%	Jun-04	Available for farm-out
Grand Isle 73	100.0%	80.0%	Jun-04	Available for farm-out
Ship Shoal 220	50.0%	40.0%	May-04	Available for farm-out
South Timbalier 240	50.0%	40.0%	May-04	Available for farm-out
Viosca Knoll 118	33.3%	26.6%	Jun-04	Available for farm-out
Main Pass 221	(8)	(8)	Jul-04	Farmed out; drilling expected calendar year 2005
Vermilion 154	(6)	(6)	Jul-04	Farmed out; drilling schedule undetermined
Ship Shoal 358, A-3 well	10.0%	7.7%	May-04	Producing

Area/Block	WI	NRI	Acquired	Status
Magnolia Offshore Exploration (1):
Ship Shoal 155	100.0%	80.0%	May-02	Available for farm-out
Viosca Knoll 75	100.0%	80.0%	May-02	Available for farm-out

(1)	Contango has a 33.3% interest in Republic Exploration, 50% interest in Magnolia Offshore Exploration (subject to a third party net profits interest) and 66.7% interest in Contango Offshore Exploration. Magnolia Offshore Exploration does not intend to acquire any additional leases.
(2)	Contango (33.75%) and Republic Exploration (66.25%) will collectively have a 5% overriding royalty interest (1.7% and 3.3%, respectively).
(3)	Republic Exploration has a 5% of 8/8 ORRI in the lease before payout. Upon payout, Republic Exploration will elect to either (i) escalate its ORRI in the lease from 5% to 8 1/3% of 8/8 or (ii) convert the 5% ORRI to a 25% WI (20% NRI).
(4)	If optionee elects to drill a well on this block, it will be subject to the following terms: Republic Exploration has a 5% of 8/8 ORRI before payout. At payout, Republic Exploration has the option, but not the obligation, to convert the ORRI to a 25% WI (20% NRI).
(5)	Republic Exploration has no interest in the NE/4 of the block. The remainder of the block, which is available for farm-out, is owned by Republic Exploration 100% WI (80% NRI).
(6)	Republic Exploration and Contango Offshore Exploration will split a 25% back-in WI after payout.
(7)	Contango Offshore Exploration has a 4.267% ORRI before payout and a 7.27% ORRI after payout.
(8)	Contango Offshore Exploration has a 5% of 8/8 ORRI in lease before payout. Upon payout, Contango Offshore Exploration’s ORRI will escalate to 7.2% of 8/8.

Freeport LNG Development, L.P.

In March 2003, we exercised an option to purchase from Cheniere Energy, Inc. a 10% limited partnership interest in Freeport LNG Development, L.P. (“Freeport LNG Project” and “Freeport LNG”), a limited partnership formed to develop a 1.5 billion cubic feet per day LNG receiving terminal in Freeport, Texas. The $2.3 million cost to acquire our 10% limited partnership interest was paid as of December 31, 2004, including a final payment of $0.4 million paid in June 2004 upon receipt of Federal Energy Regulatory Commission (“FERC”) approval for the project.

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

In July 2004, Freeport LNG finalized its transaction with ConocoPhillips for the construction and use of the proposed liquefied LNG receiving terminal in Freeport, Texas. ConocoPhillips acquired 1 billion cubic feet per day of regasification capacity in the terminal, purchased a 50% interest in the general partner managing the Freeport LNG project and agreed to provide substantial construction funding to the venture. This construction funding will be non-recourse to Contango. Freeport LNG is responsible for the commercial activities of the partnership, while ConocoPhillips will manage the construction of the facility.

In December, 2004, Freeport LNG executed a 17-year terminal use agreement (TUA) with MC Global Gas Corporation, a wholly-owned subsidiary of Mitsubishi Corporation. The agreement is for 150 million cubic feet per day (MMcf/d) (approximately 1 million tons of LNG per year) of throughput capacity at Freeport LNG’s liquefied natural gas (LNG) receiving terminal, located in Quintana, Texas, starting from Jan. 1, 2009. MC Global Gas Corporation has an option to increase the total capacity by an additional 100 MMcf/d, to a total of 250 MMcf/d. ConocoPhillips also owns options for up to 500 MMcf/d of additional capacity.

In January, 2005, Freeport LNG received its authorization to commence construction of the first phase of its terminal from the Federal Energy Regulatory Commission (FERC). Construction of the permitted 1.5 Bcf per day facility commenced on January 17, 2005. The engineering, procurement and construction contractor is a consortium of Technip USA, Zachry Construction of San Antonio, and Saipem SA of Italy. The capacity of the first phase of 1.5 Bcf per day has been fully sold on a long-term basis to ConocoPhillips and Dow Chemical Company.

Freeport LNG Development, L.P. anticipates filing federal and state permit applications in the first quarter of 2005 for a significant expansion of the terminal. The expansion would provide for up to approximately double the vaporization capacity, a second berth, and additional storage.

Although we believe that a majority of the Freeport LNG financing will be provided by construction funding through ConocoPhillips, we anticipate that we may, from time-to-time, be required to provide funds to the project. Moreover, if Freeport LNG receives approval of its plans to expand the capacity beyond the first phase of 1.5 Bcf per day, we intend to provide our pro rata 10% equity participation. Contango’s 10% share of budgeted 2005 calendar year expenditures for both Phase I and II construction is approximately $1.5 million.

Contango Venture Capital Corporation

In June 2004, our wholly owned subsidiary, Contango Venture Capital Corporation, acquired a 32% general partnership interest in Contango Capital Partnership Management, LLC. Contango Capital Partnership Management, LLC was formed by us and other investors to invest in the energy venture capital market with a focus on domestically sourced, environmentally preferred energy technologies and to expose us to leading edge technologies and opportunities in alternative energy markets. Our initial cash contribution of $0.5 million was used to fund the initial overhead for the sourcing and management of energy venture capital investments to be undertaken by Contango Capital Partnership Management, LLC. We hold two of six seats on the board of managers of Contango Capital Partnership Management, LLC. Contango Capital Partnership Management LLC is the general partner of an alternative energy company named Trulite. Trulite develops lightweight hydrogen generators for fuel cell systems and expects to produce a prototype of portable fuel cell in 2005.

In July 2004, Contango Venture Capital Corporation committed to invest $100,000 in seed preferred equity as a limited partner in Trulite, L.P. As of December 31, 2004 the Contango Venture Capital Corporation has invested $68,860 of its $100,000 commitment into Trulite, L.P.

In January 2005, Contango Venture Capital Corporation invested an additional $40,000 into Trulite L.P., fulfilling its $100,000 commitment. The limited partnership interest for Trulite, L.P. was converted into a limited partnership interest in the newly formed Contango Capital Partners Fund (“Fund”) on January 31, 2005. Prior to the Fund’s close, Contango Venture Capital committed to invest $1.5 million in the Fund. Contango Venture Capital owns a 25% partnership interest in the Fund. Total capitalization of the Fund is $8.25 million. The general partner of the Fund is Contango Capital Partnership Management LLC.

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

On July 1, 2003, the Company changed its accounting policy for amortizing and impairing the Company’s natural gas and oil properties from a well-by-well cost center basis to a field-by-field cost center basis. Management believes the newly adopted policy is preferable in these circumstances to have greater comparability with other successful efforts natural gas and oil companies by conforming to predominant industry practice. In addition, the field level is consistent with the Company’s operational and strategic assessment of its natural gas and oil investments. The Company determined that the cumulative effect of the change in accordance with APB Opinion No. 20 was immaterial to the consolidated financial statements.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified our recent property sale to Edge Petroleum as discontinued operations. It is our intent; however, to remain an independent natural gas and oil company engaged in the exploration, production, and acquisition of natural gas and oil.

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of three months or less. As of December 31, 2004 the Company had cash and cash equivalents of $44,061,770. The carrying amounts approximated fair market value due to the short maturity of these instruments.

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

The Company has determined that the fair value method is preferable to the intrinsic value method previously applied. During the six months ended December 31, 2004 and 2003, the Company recorded a charge of $177,044 and $77,383 to general and administrative expense, respectively. Because compensation expense is recognized over a vesting period, the effect of applying the fair value method in the initial years of implementation may not be representative of the effects on net income (loss) that will be reported in future years.

Overview

We are an independent natural gas and oil company engaged in the exploration, production and acquisition of natural gas and oil in the United States, both onshore Gulf Coast and offshore in the Gulf of Mexico. Our primary source of natural gas and oil production currently is in south Texas. We also own a 10% partnership interest in Freeport LNG Development, L.P., which is developing a 1.5 Bcf per day LNG receiving terminal in Freeport, Texas. Contango Venture Capital Corporation, our wholly owned subsidiary, owns a 32% interest in Contango Capital Partnership Management, LLC, which was formed to invest in the alternative energy venture capital market, and a 25% interest in the Contango Capital Partners Fund, L.P. Contango Capital Partners Fund, L.P. owns interests in several portfolio companies.

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

Sale of proved properties. From time-to-time as part of our business strategy, we have sold, and in the future may sell some or a substantial portion of our proved reserves to capture current value, using the sales proceeds to further our exploration, LNG and alternative energy investment activities.

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

MD&A Summary Data

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	Change	2004	2003	Change
Natural gas and oil sales	$7,284,632	$5,980,308	22%	$13,956,874	$14,232,812	-2%
Gain (loss) from hedging activities	$—	$(24,071)	*	$—	$58,171	*

Production:
Natural gas (thousand cubic feet per day)	10,120	11,364	-11%	10,438	13,089	-20%
Oil and condensate (barrels per day)	209	241	-13%	213	314	-32%

Average sales price:
Natural gas (per thousand cubic feet)	$6.85	$5.08	35%	$6.41	$5.20	23%
Oil and condensate (per barrel)	$46.95	$30.10	56%	$44.61	$29.57	51%

Operating expenses	$591,139	$916,685	-36%	$1,443,002	$2,568,914	-44%
Exploration expenses	$948,346	$2,131,885	-56%	$1,759,250	$3,487,998	-50%
Depreciation, depletion and amortization	$473,077	$1,618,899	-71%	$2,202,980	$3,412,735	-35%
Impairment of natural gas and oil properties	$—	$42,995	*	$112,000	$42,995	*
General and administrative expenses	$1,087,051	$768,473	41%	$1,899,524	$1,145,580	66%
Interest expense	$22,341	$115,235	-81%	$71,317	$279,645	-74%
Interest income	$15,503	$5,250	*	$33,356	$19,666	*
Gain on sale of marketable securities	$—	$65,023	*	$—	$710,322	*
Gain on sale of assets and other	$16,212,623	$6,061,805	*	$16,172,116	$7,116,410	*

*	not meaningful

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $7.3 million for the three months ended December 31, 2004, up from approximately $6 million reported for the three months ended December 31, 2003. The increase was mainly attributable to higher prices for our natural gas and oil production, offset by decreased natural gas and oil production.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the three months ended December 31, 2004 was approximately 10.1 million cubic feet of natural gas per day, down from approximately 11.4 million cubic feet of natural gas per day for the three months ended December 31, 2003. Net oil production for the comparable periods decreased from 241 barrels of oil per day to 209 barrels of oil per day. This decrease was due to the natural decline in production from our south Texas properties. For the three months ended December 31, 2004, prices for natural gas and oil were $6.85 per Mcf and $46.95 per barrel, compared to $5.08 per Mcf and $30.10 per barrel for the three months ended December 31, 2003.

Operating Expenses. Operating expenses, including severance taxes, for the three months ended December 31, 2004 were approximately $0.6 million. Included in this amount was approximately $0.7 million of lease operating expense, approximately $0.1 million for workover costs and a $0.2 million credit for production and severance taxes. The Railroad Commission of Texas has extended a natural gas incentive allowing for severance tax reduction on tight sand gas wells. As a result, some of our south Texas Queen City formation properties are eligible for severance tax reduction. The $0.2 million credit for production and severance taxes for the three months ended December 31, 2004 was attributable to a credit for previously paid severance taxes and overall lower costs of operations resulting from lower production. You should not necessarily expect comparable low levels of production and severance taxes in future reporting periods.

Operating expenses, including severance taxes, for the three months ended December 31, 2003 were approximately $0.9 million. Of the $0.9 million reported, approximately $0.7 million was attributable to lease operating expense and ad valorem taxes and approximately $0.2 million was attributable to production and severance taxes.

Exploration Expense. We reported approximately $0.9 million of exploration expenses for the three months ended December 31, 2004. Of this amount, approximately $0.5 million was attributable to the cost to acquire and reprocess 3-D seismic data both onshore and offshore in the Gulf of Mexico, $0.1 million was spent on various other geological and geophysical activities, and $0.3 million was related to unsuccessful wells drilled in south Texas during the period. We reported approximately $2.1 million of exploration expenses for the three months ended December 31, 2003. Of this amount, approximately $0.7 million was attributable to the cost to shoot, acquire and reprocess 3-D seismic data in south Texas, approximately $0.7 million was attributable to the cost to acquire and reprocess 3-D seismic data offshore in the Gulf of Mexico and $0.7 million was related to an unsuccessful well drilled in south Texas during the period.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended December 31, 2004 was approximately $0.5 million. For the three months ended December 31, 2003, we recorded approximately $1.6 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily the result of the sale of our south Texas properties. There was no depreciation, depletion and amortization expense recorded in the second quarter of 2005 related to those properties since these properties were classified as held for sale as of October 2004.

Impairment of Natural Gas and Oil Properties. No impairment of natural gas and oil properties were incurred during the second quarter of 2005. Approximately $0.1 million of impairment was reported for the six months ended December 31, 2004, all of which had incurred in the first quarter of 2005. This was attributable to a writedown of costs associated with a Barnett Shale exploratory play undertaken during the summer of 2003 that has had only marginal success.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2004 were approximately $1.1 million, up from $0.8 million for the three months ended December 31, 2003.

Major components of general and administrative expenses for the three months ended December 31, 2004 included approximately $0.6 million in salaries and benefits, $0.4 million of office administration and other. Also included in total general and administrative expenses for the three months ended December 31, 2004 was approximately $0.1 million related to the cost of expensing stock options.

Major components of general and administrative expenses for the three months ended December 31, 2003 included approximately $0.4 million in salaries and benefits, $0.1 million of office administration expenses, $0.1 million of insurance costs, and $0.2 million of other expenses.

The increase in general and administrative expenses was attributable to overall higher expenses including higher salary expense, increased office administration expenses and increased stock option expense resulting from a higher level of option grants.

Interest Expense. We reported interest expense of approximately $22,341 for the three months ended December 31, 2004, down from the approximate $115,235 reported for the three months ended December 31, 2003. This decrease primarily was attributable to lower average levels of borrowings under our bank line of credit.

Gain (loss) on Sale of Assets and Other. We reported gain on sale of assets and other of approximately $16.2 million for the three months ended December 31, 2004, the majority of which was a $16.3 million gain resulting from the sale of our south Texas natural gas and oil interests to Edge Petroleum Corporation for $50 million, and approximately $46,320 in operating losses related to our alternative energy investments.

For the three months ended December 31, 2003, we reported an approximate $6.2 million gain on the sale of assets. In December 2003, Contango and its 33.3%-owned subsidiary, Republic Exploration, sold their producing Gulf of Mexico leases for approximately $12.0 million. As a result of this sale, Contango recorded a gain of approximately $6.2 million as of December 31, 2003.

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2003

Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $14.0 million for the six months ended December 31, 2004, down from approximately $14.2 million reported for the six months ended December 31, 2003. The small decrease was mainly attributable to higher prices for our natural gas and oil production being offset by normal production declines in existing fields.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the six months ended December 31, 2004 was approximately 10.4 million cubic feet of natural gas per day, down from approximately 13.1 million cubic feet of natural gas per day for the six months ended December 31, 2003. Net oil production for the comparable periods decreased from 314 barrels of oil per day to 213 barrels of oil per day. This decrease was due to the natural decline in production from our south Texas properties. For the six months ended December 31, 2004, prices for natural gas and oil were $6.41 per Mcf and $44.61 per barrel, compared to $5.20 per Mcf and $29.57 per barrel for the six months ended December 31, 2003.

Operating Expenses. Operating expenses, including severance taxes, for the six months ended December 31, 2004 were approximately $1.4 million. Included in this amount was approximately $1.4 million of lease operating expense, approximately $0.2 million for workover costs and a $0.2 million credit for production and severance taxes. The Railroad Commission of Texas has extended a natural gas incentive allowing for severance tax reduction on tight sand gas wells. As a result, some of our south Texas Queen City formation properties are eligible for severance tax reduction. You should not necessarily expect comparable low levels of production and severance taxes in future reporting periods.

Operating expenses, including severance taxes, for the six months ended December 31, 2003 were approximately $2.6 million. Of the $2.6 million reported, approximately $1.6 million was attributable to lease operating expense and ad valorem taxes, approximately $0.8 million was attributable to production and severance taxes and $0.2 million was attributable to workover costs.

Exploration Expense. We reported approximately $1.8 million of exploration expenses for the six months ended December 31, 2004. Of this amount, approximately $0.8 million was attributable to the cost to acquire and reprocess 3-D seismic data both onshore and offshore in the Gulf of Mexico, $0.3 million was spent on various other geological and geophysical activities, and $0.7 million was related to unsuccessful wells drilled in south Texas during the period. We reported approximately $3.5 million of exploration expenses for the six months ended December 31, 2003. Of this amount, approximately $1.7 million was attributable to the cost to shoot, acquire and reprocess 3-D seismic data in south Texas, approximately $1.0 million was attributable to the cost to acquire and reprocess 3-D seismic data offshore in the Gulf of Mexico and $0.8 million was related to two unsuccessful wells drilled in south Texas during the period.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the six months ended December 31, 2004 was approximately $2.3 million. For the six months ended December 31, 2003, we recorded approximately $3.4 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily the result of the sale of our south Texas properties. There was no depreciation, depletion and amortization expense recorded in the second quarter of 2005 related to those properties since these properties were classified as held for sale as of October 2004.

Impairment of Natural Gas and Oil Properties. We reported an impairment of natural gas and oil properties of approximately $0.1 million for the six months ended December 31, 2004. This was attributable to a writedown of costs associated with a Barnett Shale exploratory play undertaken during the summer of 2003 that has had only marginal success.

General and Administrative Expenses. General and administrative expenses for the six months ended December 31, 2004 were approximately $1.9 million, up from $1.1 million for the six months ended December 31, 2003.

Major components of general and administrative expenses for the six months ended December 31, 2004 included approximately $0.9 million in salaries and benefits, $0.1 million in legal, accounting, engineering and other professional fees, $0.5 million of office administration, $0.1 million of insurance costs and $0.1 million in other expenses. Also included in total general and administrative expenses for the six months ended December 31, 2004 was approximately $0.2 million related to the cost of expensing stock options.

Major components of general and administrative expenses for the six months ended December 31, 2003 included approximately $0.5 million in salaries and benefits $0.1 million in legal, accounting, engineering and other professional fees, $0.2 million of office administration expenses, $0.1 million of insurance costs, $0.1 million related to the cost of expensing stock options and $0.2 million of other expenses.

The increase in general and administrative expenses was attributable to overall higher expenses including higher salary expense, increased office administration expenses and increased stock option expense resulting from a higher level of option grants.

Interest Expense. We reported interest expense of approximately $0.1 million for the six months ended December 31, 2004, down from the approximate $0.3 million reported for the six months ended December 31, 2003. This decrease primarily was attributable to lower average levels of borrowings under our bank line of credit.

Gain (loss) on Sale of Assets and Other. We reported other income of approximately $16.2 million for the six months ended December 31, 2004, the majority of which was a $16.3 million gain resulting from the sale of our south Texas natural gas and oil interests to Edge Petroleum Corporation for $50 million, offset by approximately $86,820 in operating losses related to our alternative energy investments.

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

Production, Prices, Operating Expenses, and Other

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(Dollar amounts in 000s, except per Mcfe amounts)		(Dollar amounts in 000s, except per Mcfe amounts)
Production Data:
Natural gas (million cubic feet)	931	1,046	1,910	2,408
Oil and condensate (thousand barrels)	19	22	39	58
Total (million cubic feet equivalent)	1,045	1,178	2,144	2,756

Natural gas (thousand cubic feet per day)	10,120	11,364	10,438	13,089
Oil and condensate (barrels per day)	209	241	213	314
Total (thousand cubic feet equivalent per day)	11,374	12,810	11,716	14,973

Average sales price:
Natural gas (per thousand cubic feet)	$6.85	$5.08	$6.40	$5.20
Oil and condensate (per barrel)	$46.95	$30.10	$44.61	$29.57

Selected data per Mcfe:
Production and severance taxes	$(0.19)	$0.22	$(0.11)	$0.31
Lease operating expenses	$0.76	$0.56	$0.78	$0.63
General and administrative expenses	$1.04	$0.65	$0.89	$0.42
Depreciation, depletion and amortization of natural gas and oil properties	$0.43	$1.35	$1.00	$1.22

EBITDAX (1)	$21,819	$10,399	$26,786	$18,404

(1)	EBITDAX represents earnings before interest, income taxes, depreciation, depletion and amortization, impairment expenses, exploration expenses, including gain (loss) from hedging activities, and sale of assets and other. We have reported EBITDAX because we believe EBITDAX is a measure commonly reported and widely used by investors as an indicator of a company’s operating performance and ability to incur and service debt. We believe EBITDAX assists investors in comparing a company’s performance on a consistent basis without regard to depreciation, depletion and amortization, impairment of natural gas and oil properties and exploration expenses, which can vary significantly depending upon accounting methods. EBITDAX is not a calculation based on U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss) in measuring our performance or used as an exclusive measure of cash flow because it does not consider the impact of working capital growth, capital expenditures, debt principal reductions and other sources and uses of cash, which are disclosed in our statements of cash flows. Investors should carefully consider the specific items included in our computation of EBITDAX. While we have disclosed our EBITDAX to permit a more complete comparative analysis of our operating performance and debt servicing ability relative to other companies, investors should be cautioned that EBITDAX as reported by us may not be comparable in all instances to EBITDAX as reported by other companies. EBITDAX amounts may not be fully available for management’s discretionary use, due to requirements to conserve funds for capital expenditures, debt service, preferred stock dividends and other commitments.

A reconciliation of EBITDAX to income (loss) from operations and operating results for discontinued operations for the periods indicated is presented below.

	Three Months Ended December 31,		Six Months Ended December 31,
Reconciliation of EBITDAX:	2004	2003	2004	2003
	(Dollar amounts in 000s)		(Dollar amounts in 000s)
(Loss) from continuing operations	$(1,274)	$(2,991)	$(2,611)	$(4,396)
Exploration expenses	944	2,153	1,732	3,277
Depreciation, depletion and amortization	459	7	620	15
Impairment of natural gas and oil properties	—	43	112	43
Gain on sale of marketable securities	—	65	—	710
Gain (loss) on sale of assets and other	(46)	6,244	(87)	6,244

EBITDAX from continuing operations	83	5,521	(234)	5,893
Income from discontinued operations before taxes	21,718	3,287	25,410	8,901
Exploration expenses	4	(21)	27	212
Depreciation, depletion and amortization	14	1,612	1,583	3,398

EBITDAX	$21,819	$10,399	$26,786	$18,404

Capital Resources and Liquidity

During the six months ended December 31, 2004, we funded our activities with internally generated cash flow. Our current capital expenditure budget for calendar year 2005 is projected to be $20 million. Our budgeted capital expenditures call for us to drill 20 onshore wells at a budgeted cost of $10 million in drilling costs, and to expend $5 million for seismic and lease acquisitions. We are also projecting that our two offshore subsidiaries will be carried in four to six Gulf of Mexico exploration wells in 2005. We expect to spend an additional $1.5 million at our Freeport LNG project, and have committed to invest $1.5 million in the Contango Capital Partners Fund.

In March 2005, the Company expects to pay taxes of approximately $9 million on the capital gain resulting from the sale of assets to Edge Petroleum. As of December 31, 2004 we have a total of $44.1 million of cash and cash equivalents and have no long term debt outstanding. Following the sale, the Company has remaining production of approximately 2,300 MMBtue per day. Based on current prices and production rates, the Company anticipates production revenues of $0.4 million per month, a level believed to be sufficient to pay estimated on-going general and administrative expenses of $0.2 million per month.

We believe that our cash on hand and our anticipated cash flow from operations will be adequate over the next twelve months to satisfy planned capital expenditures to fund drilling activities, our share of construction costs related to the Freeport LNG receiving terminal and incremental investments in Contango Venture Capital Corporation and to satisfy general corporate needs. We may seek additional equity, sell assets or seek other financing to fund our exploration program and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations.

Natural Gas and Oil Reserves

The following table presents our estimated net proved, developed producing natural gas and oil reserves and the pre-tax net present value of our reserves at December 31, 2004, based on a reserve report generated by W.D. Von Gonten & Co. The approximate 16,000 MMcfe of proved reserves that were sold to Edge Petroleum are not included in the December 31, 2004 reserve report. The pre-tax net present value is not intended to represent the current market value of the estimated natural gas and oil reserves we own.

The pre-tax net present value of future cash flows attributable to our proved reserves as of December 31, 2004 was determined by the December 31, 2004 prices of $5.815 per MMbtu for natural gas at the Houston Ship Channel and $46.45 per barrel of oil at West Texas Intermediate Posting, in each case before adjusting for basis and transportation costs. Over 99% of our proved reserves are classified as proved developed producing.

Proved Reserves as of December 31, 2004
Natural gas (MMcf)	882
Oil and condensate (MBbls)	23
Total proved reserves (MMcfe)	1,020

Pre-tax net present value, SEC guidelines ($000)	$4,218

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

It should not be assumed that the pre-tax net present value is the current market value of our estimated natural gas and oil reserves. In accordance with requirements of the Securities and Exchange Commission, we base the estimated discounted future net cash flows from proved reserves on prices and costs available on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate.

Credit Facility

Prior to closing the sale of its south Texas natural gas and oil interests to Edge Petroleum Corporation, the Company repaid all of its long-term debt outstanding. Our south Texas properties that were sold to Edge Petroleum constituted the bulk of the assets used to secure our existing bank line. As of December 31, 2004, the Company had no long term debt outstanding.

The revolving line of credit provides for a borrowing capacity of $100,000 and matures on June 29, 2006. Borrowings will bear interest, at the Company’s option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent (1/4%) per annum. Additionally, the Company pays a quarterly commitment fee of three-eighths percent (3/8%) per annum on the average availability.

The credit facility requires the maintenance of certain ratios, including those related to working capital, funded debt to EBITDAX, and debt service coverage, as defined in the credit facility. Additionally, the credit facility contains certain negative covenants that, among other things, restrict or limit the Company’s ability to incur indebtedness, sell assets, pay dividends and reacquire or otherwise acquire or redeem capital stock. Failure to maintain required financial ratios or comply with the credit facility’s covenants can result in a default and acceleration of all indebtedness under the credit facility. As of December 31, 2004, the Company was in compliance with its financial covenants, ratios and other provisions of its credit facility.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As of December 31, 2004, we had approximately $44.1 million in cash and cash equivalents. At December 31, 2004, approximately $3.1 million of the $44.1 million was held in our operating account to be used for general corporate purposes, and $29 million was invested in highly liquid AAA rated tax-exempt money market funds. The remaining $12 million was invested in a portfolio of periodic auction reset (PAR) securities that have coupons periodically reset to market interest rates. PAR securities consist of AAA-rated tax exempt municipal bonds and AAA-rated municipal preferred shares. PAR securities are highly liquid and at the Company’s option are immediately convertible to cash.

All of our investments are highly liquid AAA tax exempt securities with maturities of 90 days or less. We consider all highly liquid debt instruments having an original maturity of 90 days or less to be cash equivalents.

Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of December 31, 2004, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On December 29, 2004, the Company held a Special Meeting of Stockholders. At the Special Meeting, the following matter was voted upon and passed:

•	Approval of the sale of the south Texas natural gas and oil interests by Contango and Contango’s subsidiary to Edge Petroleum Corporation as set forth in the Asset Purchase Agreement, dated as of October 7, 2004 and included as an exhibit to the Corporation’s definitive proxy statement filed with the Securities and Exchange Commission on December 7, 2004.

The number of affirmative votes was greater than 50% of the total votes entitled to be cast by the stockholders of record. A total of 10,105,148 shareholders responded, with 10,070,736 respondents voting “yes” thereby approving the Sale; 30,797 voting “no” to reject the Sale and 3,615 abstaining. Included in the total above is an equivalent of 1,166,662 shares of common stock cast by holders of Series C Preferred Stock, all of which voted “yes” to approve the Asset Sale.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description
3.1	Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation. (7)

3.2	Bylaws of Contango Oil & Gas Company, a Delaware corporation. (7)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (7)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company, a Delaware corporation. (15)

4.1	Facsimile of common stock certificate of the Company. (1)

4.2	Certificate of Designations, Preferences and Relative Rights and Limitations for Series C Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company, a Delaware corporation. (19)

10.1	Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C. (2)

10.2	Securities Purchase Agreement between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (12)

10.3	Warrant to Purchase Common Stock between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)

10.4	Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999. (3)

10.5	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West. (4)

10.6	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated. (4)

10.7	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. (4)

10.8	Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, LLC. dated effective as of September 1, 1999. (5)

10.9	Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (8)

10.10	First Amendment dated as of January 8, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (9)

10.11	Asset Purchase Agreement by and among Juneau Exploration, L.P. and Contango Oil & Gas Company dated January 4, 2002. (9)

10.12	Asset Purchase Agreement by and among Mark A. Stephens, John Miller, The Hunter Revocable Trust, Linda G. Ferszt, Scott Archer and the Archer Revocable Trust and Contango Oil & Gas Company dated January 9, 2002. (10)

10.13	Second Amendment dated as of February 13, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (11)

10.14	Waiver dated as of March 25, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (11)

10.15	Option Purchase Agreement between Contango Oil & Gas Company and Cheniere Energy, Inc. dated June 4, 2002. (13)

10.16	Waiver and Third Amendment dated as of April 26, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (14)

10.17	Fourth Amendment dated as of September 9, 2002 to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (14)

10.18	Fifth Amendment, effective June 1, 2003, to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (16)

10.19	Sixth Amendment, effective September 1, 2003, to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (18)

10.20	Seventh Amendment, effective September 1, 2003, to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (21)

10.21	Securities Purchase Agreement dated December 12, 2003 by and between Contango Oil & Gas Company and the Purchasers Named Therein. (19)

10.22	Freeport LNG Development, L.P. Amended and Restated Limited Partnership Agreement dated February 27, 2003. (20)

10.23	Partnership Purchase Agreement among Contango Sundance, Inc., Contango Oil & Gas, Cheniere LNG, Inc. and Cheniere Energy, Inc. dated March 1, 2003. (20)

10.24	First Amendment, dated December 19, 2003, to Freeport LNG Development, L.P. Amended and Restated Limited Partnership Agreement dated February 27, 2003. (20)

10.25	Eighth Amendment, effective February 13, 2004, to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (22)

10.26	Ninth Amendment, effective July 29, 2004, to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (23)

10.27	Tenth Amendment, effective September 23, 2004, to Credit Agreement between Contango Oil & Gas Company and Guaranty Bank, FSB, dated June 29, 2001. (25)

10.28	Asset Purchase Agreement, dated as of October 7, 2004, by and between Contango Oil & Gas Company; Contango STEP, L.P.; Edge Petroleum Exploration Company; and Edge Petroleum Corporation. (24)

14.1	Code of Ethics. (17)

21.1	List of Subsidiaries. (23)

23.1	Consent of W.D. Von Gonten & Co. †

31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
1.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
2.	Filed as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.

3.	Filed as an exhibit to the Company’s Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on February 14, 2000.
4.	Filed as an exhibit to the Company’s report on Form 8-K, dated August 24, 2000, as filed with the Securities and Exchange Commission of September 8, 2000.
5.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.
6.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 27, 2000, as filed with the Securities and Exchange Commission on October 3, 2000.
7.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
8.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2001, as filed with the Securities and Exchange Commission on September 21, 2001.
9.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2002, as filed with the Securities and Exchange Commission on January 8, 2002.
10.	Filed as an exhibit to the Company’s Form 10-QSB for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2002.
11.	Filed as an exhibit to the Company’s report filed on Form 10-QSB for the quarter ended March 31, 2002, dated May 2, 2002, as filed with the Securities and Exchange Commission.
12.	Filed as an exhibit to the Company’s Form 10-QSB/A for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on June 4, 2002.
13.	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-89900) as filed with the Securities and Exchange Commission on June 14, 2002.
14.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2002, as filed with the Securities and Exchange Commission on September 26, 2002.
15.	Filed as an exhibit to the Company’s report filed on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
16.	Filed as an exhibit to the Company’s report on Form 8-K, dated June 17, 2003, as filed with the Securities and Exchange Commission on June 18, 2003.
17.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 22, 2003.
18.	Filed as an exhibit to the Company’s report filed on Form 10-Q for the quarter ended September 30, 2003, dated November 12, 2003, as filed with the Securities and Exchange Commission.
19.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 12, 2003, as filed with the Securities and Exchange Commission on December 17, 2003.
20.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 19, 2003, as filed with the Securities and Exchange Commission on December 23, 2003.
21.	Filed as an exhibit to the Company’s report filed on Form 10-Q for the quarter ended December 31, 2003, dated February 13, 2004, as filed with the Securities and Exchange Commission.
22.	Filed as an exhibit to the Company’s report filed on Form 10-Q for the quarter ended March 31, 2004, dated May 12, 2004, as filed with the Securities and Exchange Commission.
23.	Filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission on September 27, 2003.
24.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 27, 2004, as filed with the Securities and Exchange Commission on October 8, 2004.
25.	Filed as an exhibit to the Company’s report filed on Form 10-Q for the quarter ended September 30, 2004, dated November 12, 2004, as filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: February 14, 2005	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman and Chief Executive Officer
(Principal Executive and Financial Officer)

Date: February 14, 2005	By:	/s/ LESIA BAUTINA
Lesia Bautina
Vice President and Controller
(Principal Accounting Officer)