Form 10-Q
period 2005-03-31
CONTANGO OIL & GAS CO
filed 2005-05-11
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of May 10, 2005 was 13,207,809.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED MARCH 31, 2005

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2005	June 30, 2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$8,865,662	$396,753
Short-term investments	27,555,658	—
Accounts receivable, net	898,762	4,715,748
Other	424,338	139,778

Total current assets	37,744,420	5,252,279

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	3,462,156	54,850,979
Unproved properties, not being amortized	6,449,296	7,540,678
Furniture and equipment	188,151	184,508
Accumulated depreciation, depletion and amortization	(1,033,776)	(27,282,035)

Total property, plant and equipment, net	9,065,827	35,294,130

OTHER ASSETS:
Cash and other assets held by affiliates	1,535,238	779,361
Investment in Freeport LNG Project	3,006,751	2,333,333
Investment in Contango Venture Capital Corporation	1,171,300	500,000
Deferred income tax asset	4,335,148	1,188,407
Facility fee	—	157,579
Other assets	5,822	5,822

Total other assets	10,054,259	4,964,502

TOTAL ASSETS	$56,864,506	$45,510,911

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2005	June 30, 2004
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$277,963	$810,360
Accrued exploration and development	826,590	950,175
Income taxes payable	4,267,259	240,758
Other accrued liabilities	657,572	219,282

Total current liabilities	6,029,384	2,220,575

LONG-TERM DEBT	—	7,089,000

ASSET RETIREMENT OBLIGATION	2,853	84,805

SHAREHOLDERS’ EQUITY:
Convertible preferred stock, 6%, Series C, $0.04 par value, 4,000 shares authorized, 1,400 shares issued and outstanding at March 31, 2005, and 1,600 shares issued and outstanding at June 30, 2004, liquidation preference at $5,000 per share	56	64
Common stock, $0.04 par value, 50,000,000 shares authorized, 15,782,809 shares issued and 13,207,809 outstanding at March 31, 2005, 14,885,700 shares issued and 12,310,700 outstanding at June 30, 2004	631,312	595,428
Additional paid-in capital	31,308,593	29,979,965
Treasury stock at cost (2,575,000 shares)	(6,180,000)	(6,180,000)
Retained earnings	25,072,308	11,721,074

Total shareholders’ equity	50,832,269	36,116,531

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,864,506	$45,510,911

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
REVENUES:
Natural gas and oil sales	$1,031,081	$28,327	$3,036,677	$105,244
Gain from hedging activities	—	—	—	58,171

Total revenues	1,031,081	28,327	3,036,677	163,415

EXPENSES:
Operating expenses	82,106	51,547	335,079	102,576
Exploration expenses	1,970,442	1,394,253	3,702,781	4,670,794
Depreciation, depletion and amortization	322,550	6,202	942,172	21,002
Impairment of natural gas and oil properties	124,537	—	236,537	42,995
General and administrative expenses	620,738	662,898	2,520,262	1,808,478

Total expenses	3,120,373	2,114,900	7,736,831	6,645,845

(LOSS) FROM CONTINUING OPERATIONS	(2,089,292)	(2,086,573)	(4,700,154)	(6,482,430)

Interest expense	(93)	(28,804)	(71,410)	(308,449)
Interest income	168,466	12,263	201,822	31,929
Gain on sale of marketable securities	—	—	—	710,322
Gain (loss) on sale of assets and other	(12,346)	18,858	(99,166)	6,262,847

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,933,265)	(2,084,256)	(4,668,908)	214,219
(Provision) benefit for income taxes	676,642	729,489	1,634,118	(7,761)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,256,623)	(1,354,767)	(3,034,790)	206,458

DISCONTINUED OPERATIONS (Note 3)
Discontinued operations, net of income taxes	184,579	2,708,437	16,701,024	8,494,112

NET INCOME (LOSS)	(1,072,044)	1,353,670	13,666,234	8,700,570
Preferred stock dividends	105,000	173,333	315,000	500,000

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(1,177,044)	$1,180,337	$13,351,234	$8,200,570

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$(0.10)	$(0.13)	$(0.26)	$(0.03)
Discontinued operations	0.01	0.24	1.28	0.86

Total	$(0.09)	$0.11	$1.02	$0.83

Diluted
Continuing operations	$(0.10)	$(0.13)	$(0.26)	$(0.03)
Discontinued operations	0.01	0.24	1.28	0.86

Total	$(0.09)	$0.11	$1.02	$0.83

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,108,196	11,145,896	13,030,251	9,927,796

Diluted	13,108,196	11,145,896	13,030,251	9,927,796

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(3,034,790)	$206,458
Plus income from discontinued operations, net of income taxes	16,701,024	8,494,112

Net income	13,666,234	8,700,570
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	2,525,530	5,160,262
Impairment of natural gas and oil properties	236,537	42,995
Exploration expenditures	2,259,019	5,099,292
Deferred income taxes	(3,146,741)	(432,626)
Gain on sale of assets and other	(16,188,274)	(7,955,636)
Unrealized hedging gain	—	(58,171)
Stock-based compensation	274,573	129,047
Changes in operating assets and liabilities:
Decrease in accounts receivable and other	3,855,874	1,654,156
Increase in prepaid insurance	(70,570)	(90,024)
Decrease in accounts payable	(322,730)	(581,583)
Decrease in other accrued liabilities	(302,554)	(233,534)
Increase in income taxes payable	4,026,501	364,544
Other	3,968	128,172

Net cash provided by operating activities	6,817,367	11,927,464

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(4,982,088)	(5,191,749)
Natural gas and oil exploration and development reimbursements, net of additions	2,560,689	—
Increase in net investment in affiliates	(755,877)	(2,506,293)
Investment in Freeport LNG Project	(673,418)	(900,000)
Purchase of short-term investments	(27,555,658)	—
Additions to furniture and equipment	(6,614)	(4,136)
(Increase) decrease in advances to operators	215,230	(730,059)
Investment in Contango Venture Capital Corporation	(770,432)	—
Purchase of marketable equity securities	—	(375,000)
Proceeds from sales of marketable equity securities	—	1,761,822
Sales costs	(168,686)	(5,281)
Proceeds from the sale of assets	40,126,428	7,766,379

Net cash provided (used) by investing activities	7,989,574	(184,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	2,200,000	14,232,528
Repayments under credit facility	(9,289,000)	(32,732,000)
Proceeds from equity issuances	1,086,168	8,186,583
Preferred stock dividends	(315,000)	(500,000)
Repurchase/cancellation of stock options and warrants	—	(757,498)
Debt issue costs	(20,200)	(53,000)

Net cash used in financing activities	(6,338,032)	(11,623,387)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,468,909	119,760
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	396,753	219,242

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,865,662	$339,002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$6,475,221	$4,271,184

Cash paid for interest	$83,061	$344,005

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the Three and Nine Months Ended March 31, 2004
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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the Three and Nine Months Ended March 31, 2005
	Preferred Stock		Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2004	1,600	$64	12,310,700	$595,428	$29,979,965	$(6,180,000)	$11,721,074	$36,116,531
Exercise of stock options and warrants	—	—	527,584	21,103	1,034,065	—	—	1,055,168
Expense of stock options	—	—	—	—	84,128	—	—	84,128
Partial conversion of Series C preferred stock	(200)	(8)	166,666	6,667	(6,659)
Net income	—	—	—	—	—	—	1,482,900	1,482,900
Preferred stock dividends	—	—	—	—	—	—	(105,000)	(105,000)

Balance at September 30, 2004	1,400	$56	13,004,950	$623,198	$31,091,499	$(6,180,000)	$13,098,974	$38,633,727

Cashless exercise of stock options	—	—	120,585	4,823	(4,823)	—	—	—
Expense of stock options	—	—	—	—	92,916	—	—	92,916
Net income	—	—	—	—	—	—	13,255,378	13,255,378
Preferred stock dividends	—	—	—	—	—	—	(105,000)	(105,000)

Balance at December 31, 2004	1,400	$56	13,125,535	$628,021	$31,179,592	$(6,180,000)	$26,249,352	$51,877,021

Exercise of stock options	—	—	5,000	200	30,800	—	—	31,000
Tax benefit from exercise of stock options	—	—	—	—	3,763	—	—	3,763
Cashless exercise of stock options	—	—	77,274	3,091	(3,091)	—	—	—
Expense of stock options	—	—	—	—	97,529	—	—	97,529
Net (loss)	—	—	—	—	—	—	(1,072,044)	(1,072,044)
Preferred stock dividends	—	—	—	—	—	—	(105,000)	(105,000)

Balance at March 31, 2005	1,400	$56	13,207,809	$631,312	$31,308,593	$(6,180,000)	$25,072,308	$50,832,269

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation. The financial statements should be read in conjunction with the audited financial statements and notes included in Contango Oil & Gas Company’s (“Contango” or the “Company”) Form 10-K for the fiscal year ended June 30, 2004. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

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

On July 1, 2003, the Company changed its accounting policy for amortizing and impairing the Company’s natural gas and oil properties from a well-by-well cost center basis to a field-by-field cost center basis. Management believes this policy is preferable in these circumstances to have greater comparability with other successful efforts natural gas and oil companies by conforming to predominant industry practice. In addition, the field level is consistent with the Company’s operational and strategic assessment of its natural gas and oil investments. The Company determined that the cumulative effect of the change in accordance with APB Opinion No. 20 was immaterial to the consolidated financial statements.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified our recent property sale to Edge Petroleum as discontinued operations. It is our intent, however, to remain an independent natural gas and oil company engaged in the exploration, production, and acquisition of natural gas and oil.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of ninety days or less. As of March 31, 2005, the Company had $8,865,662 in cash and cash equivalents, of which $8,542,731 was invested in highly liquid AAA rated tax-exempt money market funds.

Short Term Investments. As of March 31, 2005, the Company had invested $27,555,658 in a portfolio of periodic auction reset (PAR) securities, which have coupons that periodically reset to market interest rates at intervals of 7 or 35 days. These PAR securities are being classified as short term investments and consist of AAA-rated tax exempt municipal bonds. PAR securities are highly liquid and have minimal interest rate risk.

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

Contango’s 32% ownership in Contango Capital Partnership Management, LLC and Contango’s 25% limited partnership interest in Contango Capital Partners, L.P. are accounted for using the equity method. Under the equity method, only Contango’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet.

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

In April 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 19-1, Accounting for Suspended Well Costs (“FSP FAS 19-1”). FSP FAS 19-1 amends Statement of Financial Accounting Standards (“SFAS”) No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, to allow continued capitalization of exploratory well costs beyond one year from the date drilling was completed under circumstances where the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FSP FAS 19-1 also amends SFAS No. 19 to require enhanced disclosures of suspended exploratory well costs in the notes to the financial statements for annual and interim periods when there has been a significant change from the previous disclosure. The guidance in FSP FAS 19-1 is effective for the first reporting period beginning after April 4, 2005. The Company will adopt the new requirements and include any required disclosures in its Form 10-K for the period ended June 30, 2005. The adoption of FSP FAS 19-1 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) or SFAS No. 123(R), Share-Based Payment. This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission issued a rule that amends the date for compliance with SFAS No. 123(R). As a result, the Company will adopt this statement on July 1, 2006.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that the fair value method is preferable to the intrinsic value method previously applied. During the three months ended March 31, 2005 and 2004, the Company recorded a charge of $97,529 and $51,664 to general and administrative expense, respectively. During the nine months ended March 31, 2005 and 2004, the Company recorded a charge of $274,573 and $129,047 to general and administrative expense, respectively. Because compensation expense is recognized over a vesting period, the effect of applying the fair value method in the initial years of implementation may not be representative of the effects on net income (loss) that will be reported in future years.

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

3. Sale of Properties - Discontinued Operations

In December 2004 the Company completed the sale of the majority of its south Texas natural gas and oil interests to Edge Petroleum Corporation for $50 million. The sale was approved by a majority of the Company’s stockholders at a Special Meeting of Stockholders on December 29, 2004. Approximately 16 billion cubic feet per day equivalent (“Bcfe/d”) of proven reserves were sold having a pre-tax net present value when using a 10% discount rate as of June 30, 2004 of $54.3 million. Pre-tax proceeds after netting adjustments were $40.1 million. Adjustments were made for net revenues that Contango received for production occurring after July 1, 2004, the effective date of sale, up to the post-closing date of March 29, 2005. The Company recognized a gain on sale of $16.3 million for the nine months ended March 31, 2005. Our sale of assets to Edge Petroleum has been classified as discontinued operations in our financial statements for all periods presented.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified our recent property sale to Edge Petroleum as discontinued operations. It is our intent however, to remain an independent natural gas and oil company engaged in the exploration, production, and acquisition of natural gas and oil.

In September 2003, the Company completed the sale of certain reserves in Brooks County, Texas for $5.0 million and recorded a gain of approximately $0.9 million for the six months ended December 31, 2003. Proved reserves were 1.5 Bcfe and accounted for approximately $5.0 million of the Company’s discounted present value at 10% per annum as of June 30, 2003. The sale of the Brooks County reserves has been reclassified as discontinued operations since these reserves were part of our original south Texas natural gas and oil interests.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The summarized financial results for discontinued operations for each of the periods ended March 31, are as follows:

Operating Results:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Revenues	$—	$6,582,812	$11,951,278	$20,738,707
Operating expenses	254,609	(441,461)	(935,420)	(2,959,346)
Depreciation expenses	—	(1,741,325)	(1,583,358)	(5,139,260)
Exploration expenses	—	(343,246)	(26,911)	(554,703)
Gain on sale of discontinued operations	29,358	110,046	16,288,294	982,467

Gain before income taxes	$283,967	$4,166,826	$25,693,883	$13,067,865
Provision for income taxes	(99,388)	(1,458,389)	(8,992,859)	(4,573,753)

Gain from discontinued operations, net of income taxes	$184,579	$2,708,437	$16,701,024	$8,494,112

4. Cash and Cash Equivalents

As of March 31, 2005, the Company had $8,865,662 in cash and cash equivalents, of which $8,542,731 was invested in highly liquid AAA rated tax-exempt money market funds.

5. Short Term Investments

As of March 31, 2005, the Company had invested $27,555,658 in a portfolio of periodic auction reset (PAR) securities, which have coupons that periodically reset to market interest rates at intervals of 7 or 35 days. These PAR securities are being classified as short term investments and consist of AAA-rated tax exempt municipal bonds. PAR securities are highly liquid and have minimal interest rate risk.

We believe that our cash on hand, our cash equivalents, our short term investments and our anticipated cash flow from operations will be adequate to provide working capital for on-going operations, to fund our exploration and development programs, to maintain our 10% limited partnership interest in the Freeport LNG terminal, including any potential expansion in terminal capacity, to fund our remaining commitment to the Contango Capital Partners Fund, and to satisfy general corporate needs. We may seek additional equity, sell assets or seek other financing to fund our exploration program and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Net Income (Loss) Per Common Share

A reconciliation of the components of basic and diluted net income (loss) per share of common stock is presented in the tables below.

	Three Months Ended March 31, 2005				Three Months Ended March 31, 2004
	Income (Loss)	Weighted Average Shares		Per Share	Income (Loss)		Weighted Average Shares		Per Share
Loss from continuing operations	$(1,361,623)	13,108,196		$(0.10)	$(1,528,100)		11,145,896		$(0.13)
Discontinued Operations, net of income taxes	184,579	13,108,196		$0.01	2,708,437		11,145,896		0.24

Basic Earnings Per Share:
Net income (Loss)	$(1,177,044)	13,108,196		$(0.09)	$1,180,337		11,145,896		$0.11

Effect of Dilutive Securities:
Stock options and warrants	—	(a	)		—		(a	)
Series A preferred stock	—	—			(a	)	(a	)
Series B preferred stock	—	—			(a	)	(a	)
Series C preferred stock	(a )	(a	)		(a	)	(a	)

Loss from Continuing Operations	$(1,361,623)	13,108,196		$(0.10)	$(1,528,100)		11,145,896		$(0.13)
Discontinued Operations, net of income taxes	184,579	13,108,196		0.01	2,708,437		11,145,896		0.24

Diluted Earnings Per Share:
Net Income (Loss)	$(1,177,044)	13,108,196		$(0.09)	$1,180,337		11,145,896		$0.11

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as income from continuing operations was in a loss position for the period	$—	1,098,000		$4.58	$—		1,896,021		$3.03
Series A Preferred Stock	—	—		—	17,777		362,637		0.05
Series B Preferred Stock	—	—		—	35,556		412,088		0.09
Series C Preferred Stock	$105,000	1,166,667		$0.09	120,000		1,333,328		$0.09

(a)	Anti-Dilutive.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) Per Common Share - continued

	Nine Months Ended March 31, 2005				Nine Months Ended March 31, 2004
	Income (Loss)	Weighted Average Shares		Per Share	Income (Loss)		Weighted Average Shares		Per Share
Loss from continuing operations	$(3,349,790)	13,030,251		$(0.26)	$(293,542)		9,927,796		$(0.03)
Discontinued Operations, net of income taxes	16,701,024	13,030,251		1.28	8,494,112		9,927,796		0.86

Basic Earnings Per Share:
Net income	$13,351,234	13,030,251		$1.02	$8,200,570		9,927,796		$0.83

Effect of Dilutive Securities:
Stock options and warrants	—	(a	)		—		(a	)
Series A preferred stock	—	—			(a	)	(a	)
Series B preferred stock	—	—			(a	)	(a	)
Series C preferred stock	(a )	(a	)		(a	)	(a	)

Income (Loss) from Continuing Operations	$(3,349,790)	13,030,251		$(0.26)	$(293,542)		9,927,796		$(0.03)
Discontinued Operations, net of income taxes	16,701,024	13,030,251		1.28	8,494,112		9,927,796		0.86

Diluted Earnings Per Share:
Net Income	$13,351,234	13,030,251		$1.02	$8,200,570		9,927,796		$0.83

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as income from continuing operations was in a loss position for the period	$—	1,098,000		$4.58	$—		1,896,021		$3.03
Series A Preferred Stock	—	—		—	117,777		789,091		0.15
Series B Preferred Stock	—	—		—	235,556		896,695		0.26
Series C Preferred Stock	$315,000	1,185,180		$0.27	$146,667		533,331		$0.28

(a)	Anti-Dilutive.

7. Investment in Freeport LNG

As of March 31, 2005, the Company invested $3.0 million in Freeport LNG Development, L.P. The Company owns a 10% limited partnership interest in Freeport LNG Development, L.P., a limited partnership formed to develop a 1.5 billion cubic feet per day (“Bcf/d”) LNG receiving terminal in Freeport, Texas.

In July 2004, Freeport LNG finalized its transaction with ConocoPhillips for the financing, construction and use of the proposed liquefied LNG receiving terminal in Freeport, Texas. ConocoPhillips executed a terminal use agreement for 1 Bcf/d of regasification capacity in the terminal, purchased a 50% interest in the general partner managing the Freeport LNG project and agreed to provide substantial construction funding to the venture. This construction funding will be non-recourse to Contango. Dow Chemical has also acquired regasification capacity of 500 million cubic feet per day (“MMcf/d”). Freeport LNG is responsible for the commercial activities of the partnership, while ConocoPhillips will manage the construction of the facility.

In December 2004, Freeport LNG executed a 17-year terminal use agreement (TUA) with MC Global Gas Corporation, a wholly-owned subsidiary of Mitsubishi Corporation. The agreement is for 150 MMcf/d of throughput capacity at Freeport LNG’s liquefied natural gas (LNG) receiving terminal, located in Quintana, Texas, starting from Jan. 1, 2009. MC Global Gas Corporation has an option to increase the total capacity by an additional 100 MMcf/d, to a total of 250 MMcf/d. ConocoPhillips also owns options for up to 500 MMcf/d of additional capacity.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2005, Freeport LNG received its authorization to commence construction of the first phase of its terminal from the Federal Energy Regulatory Commission (FERC) and construction of the 1.5 Bcf/day facility commenced on January 17, 2005. The engineering, procurement and construction contractor is a consortium of Technip USA, Zachry Construction of San Antonio, and Saipem SpA of Italy. The capacity of the first phase of 1.5 Bcf/d has been fully sold on a long-term basis to ConocoPhillips and Dow Chemical Company.

As part of the formation of Freeport LNG Development, L.P., Cheniere Energy, Inc. (“Cheniere”) granted Contango warrants to purchase 300,000 shares of Cheniere common stock. In June and September 2003, Contango exercised the warrants, purchasing 300,000 shares of Cheniere common stock. As of December 31, 2003, the Company had sold all 300,000 shares of Cheniere common stock and reported a gain on the sale of marketable securities for the nine months ended March 31, 2004 of $710,322 as follows:

Nine Months Ended March 31, 2004
Realized gain on sale of marketable securities sold	$1,161,822
Reversal of previously recognized unrealized gain	(451,500)

Total recognized gain	$710,322

8. Investment in Alternative Energy

In June 2004, our wholly owned subsidiary, Contango Venture Capital Corporation, acquired a 32% general partnership interest in Contango Capital Partnership Management, LLC. Contango Capital Partnership Management, LLC was formed by us and other investors to invest in the energy venture capital market with a focus on domestically sourced, environmentally preferred energy technologies and to expose us to leading edge technologies and opportunities in alternative energy markets. Our initial cash contribution of $500,000 was used to fund the initial overhead for the sourcing and management of energy venture capital investments to be undertaken by Contango Capital Partnership Management, LLC. We hold two of seven seats on the board of directors of Contango Capital Partnership Management, LLC.

In July 2004, Contango Venture Capital Corporation committed $0.1 million in preferred equity as a limited partner in Trulite, L.P. Contango Venture Capital Corporation has since contributed the full $0.1 million. Trulite develops lightweight hydrogen generators for fuel cell systems and expects to produce a prototype of portable fuel cell in 2005.

On January 31, 2005, Contango Capital Partners, L.P. was officially formed for the purpose of investing in the energy venture capital market, at which time it completed the capitalization of its first investment fund, the Contango Capital Partners Fund (“Fund”), at $8.2 million. Contango Capital Partnership Management LLC is the general partner and manager of the Fund and Contango Venture Capital Corporation is a 25% limited partner. As of March 31, 2005, the Fund owns equity interests in four portfolio alternative energy companies, including Trulite, Inc., and will likely make additional investments in alternative energy companies.

Prior to the Fund’s close, Contango Venture Capital Corporation made a commitment of $1.5 million to the Fund. On January 31, 2005 when the Fund closed to new investment, all of the preferred and common shares of Trulite, Inc., which we owned, along with our $1.5 million cash commitment, were converted into a 25% limited partnership interest in the Fund. Other limited partners and shareholders of Trulite, Inc. also converted their shares.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2005, Contango Venture Capital Corporation has contributed approximately $0.7 million of its $1.5 million commitment, bringing its total investment in alternative energy to approximately $1.2 million.

9. Long-Term Debt

Prior to the closing the sale of its south Texas natural gas and oil interests to Edge Petroleum Corporation in December 2004, the Company repaid all of its long-term debt outstanding. Our south Texas properties that were sold to Edge Petroleum constituted the bulk of the assets used to secure our existing bank line. As of March 31, 2005, the Company had no long term debt outstanding.

The Company’s credit facility with Guaranty Bank, FSB is a secured, revolving line of credit, secured by the Company’s natural gas and oil reserves. As of March 31, 2005, the revolving line of credit provides for a borrowing capacity of $0.1 million and matures on June 29, 2006. Borrowings will bear interest, at the Company’s option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent (1/4%) per annum. Additionally, the Company pays a quarterly commitment fee of three-eighths percent (3/8%) per annum on the average availability.

The credit facility requires the maintenance of certain ratios, including those related to working capital, funded debt to EBITDAX, and debt service coverage, as defined in the credit facility. Additionally, the credit facility contains certain negative covenants that, among other things, restrict or limit the Company’s ability to incur indebtedness, sell assets, pay dividends and reacquire or otherwise acquire or redeem capital stock. Failure to maintain required financial ratios or comply with the credit facility’s covenants can result in a default and acceleration of all indebtedness under the credit facility. As of March 31, 2005, the Company was in compliance with its financial covenants, ratios and other provisions of its credit facility.

10. Conversion of Series C Preferred Stock into Common Stock

On July 1, 2004, private institutional investors elected to convert 200 of the 1,600 outstanding shares of the Company’s Series C convertible cumulative preferred stock into 166,666 shares of Contango common stock.

11. Sale of Properties – Continuing Operations

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

12. Repurchase of Certain Stock Options and Warrants

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

Cautionary Statement about Forward-Looking Statements

Some of the statements made in this Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. These include such matters as:

•	Our financial position

•	Business strategy and budgets

•	Anticipated capital expenditures

•	Drilling of wells

•	Natural gas and oil reserves

•	Timing and amount of future discoveries (if any) and production of natural gas and oil

•	Operating costs and other expenses

•	Cash flow and anticipated liquidity

•	Prospect development

•	Property acquisitions and sales

•	Development, construction and financing of our LNG receiving terminal

•	Investment in alternative energy

Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These factors include among others:

•	Low and/or declining prices for natural gas and oil

•	Natural gas and oil price volatility

•	The risks associated with acting as the operator in drilling deep high pressure wells in the Gulf of Mexico

•	The risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes, especially in prospects in which the Company has made a large capital commitment relative to the size of the Company’s capitalization structure

•	Availability of capital and the ability to repay indebtedness when due

•	Ability to raise capital to fund capital expenditures

•	The ability to find, acquire, market, develop and produce new natural gas and oil properties

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures

•	Operating hazards attendant to the natural gas and oil business

•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance

•	Potential mechanical failure or under-performance of significant wells or pipeline mishaps

•	Weather

•	Availability and cost of material and equipment

•	Delays in anticipated start-up dates

•	Actions or inactions of third-party operators of our properties

•	Ability to find and retain skilled personnel

•	Strength and financial resources of competitors

•	Federal and state regulatory developments and approvals

•	Environmental risks

•	Worldwide economic conditions

•	Ability of LNG to become a competitive energy supply in the United States

•	Ability to fund our LNG project, cost overruns and third party performance

•	Successful commercialization of alternative energy technologies

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

Overview

We are an independent natural gas and oil company engaged in the exploration, production and acquisition of natural gas and oil in the United States, both onshore along the Gulf Coast and offshore in the Gulf of Mexico. Our primary source of natural gas and oil production currently is in south Texas. We also own a 10% partnership interest in Freeport LNG Development, L.P., which is constructing a 1.5 Bcf/d LNG receiving terminal in Freeport, Texas, and expects to submit a full application with the FERC to more than double the terminal’s capacity. Contango Venture Capital Corporation, our wholly owned subsidiary, owns a 32% interest in Contango Capital Partnership Management, LLC, and a 25% interest in the Contango Capital Partners Fund, L.P., which were formed to invest in the alternative energy venture capital market. The Contango Capital Partners Fund owns interests in four alternative energy companies.

As a result of our increased liquidity stemming from the south Texas property sale, concluded in December 2004, we are selectively increasing our risk exposure in certain onshore and offshore prospects. The implementation of this strategy may increase the potential losses from dry holes but may also significantly increase our potential profit from successful wells. We also intend to act as an operator in certain future wells offshore in the Gulf of Mexico.

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

Funding exploration prospects generated by our alliance partners. We depend on alliance partners for prospect generation expertise. Our four alliance partners, Juneau Exploration, L.P. (“JEX”), Alta Resources, LLC (“Alta”), Ameritex Minerals and Exploration, Ltd. (“Ameritex”) and Coastline Exploration, Inc. (“Coastline”) perform all of our prospect generation and evaluation functions.

Using our capital availability to increase our risk/reward potential on selective prospects. Beginning in the spring of 2005, the company decided to operate certain offshore prospects in the Gulf of Mexico and to increase our capital investment in certain onshore and offshore prospects. This represents a major increase in the risk profile of the Company which has never operated and which in the past has limited its dry hole risk exposure on any one well to approximately $1 million. Our actual working interest commitment could be significantly larger if we encounter difficultly in drilling the wells.

Negotiated acquisitions of proved properties. We continue to seek negotiated acquisitions of producing properties, based on our view of the pricing cycles of natural gas and oil and available exploitation opportunities of probable and possible reserves. Since January 1, 2002, we have acquired approximately 14 Bcfe of proved developed producing reserves of natural gas and oil for approximately $26 million.

Sale of proved properties. From time-to-time as part of our business strategy, we have sold and may again sell some or a substantial portion of our proved reserves to capture current value, using the sales proceeds to further our exploration activities. In December 2004, we sold producing properties consisting of 39 wells in south Texas for $50 million to Edge Petroleum Corporation. The sale was approved by a majority of the Company’s stockholders at a Special Meeting of Stockholders on December 29, 2004. In July 2003, we sold producing properties consisting of 10 wells in south Texas for $5 million. In December 2003, Contango and its 33%-owned subsidiary, Republic Exploration LLC, sold all of their then producing Gulf of Mexico leases for approximately $12 million. Since its inception, the Company has purchased $26 million worth of natural gas and oil properties and sold over $67 million worth of oil and natural gas properties.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified our recent property sale to Edge Petroleum as discontinued operations. It is our intent however, to remain an independent natural gas and oil company engaged in the exploration, production, and acquisition of natural gas and oil.

Controlling general and administrative and geological and geophysical costs. Our goal is to be among the highest in the industry in revenue and profit per employee and among the lowest in general and administrative costs. With respect to our onshore prospects, we plan to continue outsourcing our geological, geophysical, reservoir engineering and land functions, and partnering with cost efficient operators whenever possible. With respect to our offshore Gulf of Mexico prospects, our wholly owned subsidiary, Contango Operators, Inc., will operate wells from time to time. We currently have four employees but anticipate we will increase this number to six employees as a result of our decision to begin operating in the Gulf of Mexico.

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

Alliance with Ameritex. In February 2004, we entered into an exploration agreement with Ameritex, a privately held San Antonio based prospect generation and exploration company. Our participation percentage is typically a 33.3% working interest, with Ameritex receiving a carried working interest to casing point. Ameritex’s activities are concentrated on the generation of exploration opportunities utilizing 3-D seismic technology. Our annual geological and geophysical cost for this prospect generation effort is approximately $80,000.

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

Domestic Onshore Exploration and Properties

JEX Activities

Between May 2000 and March 2004, we drilled 49 wells with JEX on our south Texas properties in Jim Hogg and Brooks Counties, Texas, resulting in 34 successes. These properties were sold to Edge Petroleum Corporation.

JEX’s principle activity is now focused on prospect generation for our affiliated offshore Gulf of Mexico exploration companies. See “Offshore Gulf of Mexico Exploration and Joint Ventures”.

Alta Resources Activities

In August 2004, we elected to participate with Alta in an exploratory well in Bandera County, Texas, that we expect to drill by mid-year 2005. Our 50% share of the dry hole cost is estimated at $0.6 million.

In January 2005, Contango and Alta successfully drilled two shallow wells in Duval County. The Fitzsimmons #1, in which we have a 33% net revenue interest, is a natural gas well. The well is currently awaiting connection to a gas pipeline. The Marshbanks #1, in which we have a 32% net revenue interest, is an oil well. The well has been completed and is currently producing.

In January 2005, Contango and Alta elected to participate in three exploratory wells in the Smackover formation located in Escambia County, Alabama. Our share of geological and geophysical costs on the three prospects was $0.3 million. We expect to drill the first well by late spring, for which our 75% share of dry hole costs is estimated at $1.1 million. We expect to drill the last two remaining Smackover exploratory wells by mid-year 2005. Our 75% share of the dry hole costs for these two remaining wells is approximately $1.8 million.

In Calcasieu Parish, Louisiana we have elected to participate in the drilling of an exploratory well that we expect to drill in September 2005. Our 75% share of the dry hole cost is estimated at $0.2 million.

In March 2005, Contango and Alta entered into a Participation Agreement to acquire natural gas, oil, and mineral leases in the Fayetteville Shale play area located in Pope, Van Buren, Conway, Faulkner, Cleburne, and White Counties, Arkansas. Under the Participation Agreement, we agreed to incur lease acquisition costs for our 70% share, up to $4.2 million. As of May 10, 2005, Alta had acquired or received commitments on approximately 20,000 acres at a cost of approximately $3.8 million. Our 70% share of the acquisition costs is about $2.6 million. Alta also expects to acquire 10,000 additional acres by the end of calendar year 2005. If drillable prospects are identified, we will pay 70% of drilling costs. Alta will be assigned at project payout a 20% reversionary working interest, proportionately reduced to Contango, Alta and the other participants. Alta will receive an overriding royalty interest in each lease assignment contingent on the amount of lease burden assigned to the third party royalty owners. Alta was informed on May 9, 2005 by another operator that it will be offered a working interest in a well that includes some of our acreage. We anticipate that Alta will participate at an 11% working interest in this prospect.

Ameritex Activities

Ameritex has currently identified six prospect areas, all of which are located in south Texas.

We recently drilled a shallow exploratory well, the Hargis #1, located in Live Oak County, Texas, which was determined to be a dry hole and is in the process of being plugged and abandoned. Our 29% share of dry hole costs is estimated at $0.3 million. We also drilled an exploratory well, the Garza #1, in the deep Wilcox located in Zapata County, Texas, which was determined to be a dry hole and is in the process of being plugged and abandoned. Our 19% share of dry hole costs is estimated at $1 million.

We expect to drill an exploratory well in Zapata County, Texas, the Gonzalez Benavides Trust #1, which is an Upper Wilcox test, by late spring. Our 33% share of dry hole costs is estimated at $0.5 million.

In addition, we expect to drill three exploratory wells, testing the Glen Rose, San Miguel and Austin Chalk prospect areas of Dimmit and Zavala Counties, Texas. Our 29% share of the dry hole costs for the three wells is estimated at approximately $0.9 million. We also plan to drill four exploratory wells by the end of the calendar year located in Duval, Hidalgo, Matagorda and Bee Counties, Texas. Our share of the dry hole costs for these four wells is estimated at $2.5 million.

Coastline Activities

In October 2004, Coastline purchased 3-D seismic data on an approximate 22 square mile area along with a lease option for an initial 180 day period, providing Coastline the right to purchase leases on 15,060 acres in Jim Hogg County, Texas. The lease option was recently renewed for an additional 90 days and will expire on July 13, 2005. We will pay 100% of the prospect leasehold costs and carry Coastline on a portion of the drilling costs on the first three wells located within the designated prospect area. In addition, Coastline will receive a 3% overriding royalty interest. We are currently drilling our first exploratory well in the Yegua prospect area. Our 100% share of dry hole costs for the Yegua shallow well is estimated at $0.2 million.

In December 2004, Coastline also purchased 3-D seismic data on an approximate 41 square mile area along with a 180-day lease option, providing Coastline the right to purchase leases on 29,694 acres in Jim Hogg County, Texas. Coastline has since exercised part of its option and has purchased a lease on 1,920 acres. Our share of the lease acquisition costs was $0.4 million. If other drillable prospects are identified, we will pay 100% of the prospect leasehold costs and carry Coastline on a portion of the drilling costs on the first three wells located within the designated prospect area. In addition, Coastline will receive a 3% overriding royalty interest.

Sale of South Texas Properties

In December 2004 the Company completed the sale of the majority of its south Texas natural gas and oil interests to Edge Petroleum Corporation for $50 million. The sale was approved by a majority of the Company’s stockholders at a Special Meeting of Stockholders on December 29, 2004. Approximately 16 Bcfe of proven reserves were sold having a pre-tax net present value using a 10% discount rate as of June 30, 2004 of $54.3 million. Pre-tax proceeds after netting adjustments were $40.1 million. Adjustments were made for net revenues that Contango received for production occurring after July 1, 2004, the effective date of sale, up to the post-closing date of March 29, 2005. The Company recognized a gain on sale of approximately $16.3 million for the nine months ended March 31, 2005.

The Company currently has production of approximately 2,100 Mcf/d. Based on current prices and production rates, the Company anticipates EBITDAX of approximately $0.2 million per month, net of estimated on-going general and administrative expenses of $0.2 million per month.

As of March 31, 2005, the Company had $8,865,662 in cash and cash equivalents, of which $8,542,731 was invested in highly liquid AAA rated tax-exempt money market funds.

As of March 31, 2005, the Company had invested $27,555,658 in a portfolio of periodic auction reset (PAR) securities, which have coupons that periodically reset to market interest rates at intervals of 7 or 35 days. These PAR securities are being classified as short term investments and consist of AAA-rated tax exempt municipal bonds. PAR securities are highly liquid and have minimal interest rate risk.

We believe that our cash on hand, our cash equivalents, our short term investments and our anticipated cash flow from operations will be adequate to provide working capital for on-going operations, to fund our exploration and development programs, to maintain our 10% limited partnership interest in the Freeport LNG terminal, including any potential expansion in terminal capacity, to fund our remaining commitment to the Contango Capital Partners Fund, and to satisfy general corporate needs. We may seek additional equity, sell assets or seek other financing to fund our exploration program and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations.

Offshore Gulf of Mexico Exploration Joint Ventures

Contango directly and through affiliated companies conducts exploration activities in the Gulf of Mexico. Currently, Contango and its affiliates have interests in 47 offshore leases. See “Offshore Properties” below for additional information on our offshore properties.

Contango owns a 33% equity interest in Republic Exploration, a 67% equity interest in Contango Offshore Exploration, and a 50% equity interest in Magnolia Exploration, all of which were formed for the purpose of generating exploration opportunities in the Gulf of Mexico. These companies have collectively licensed approximately 4,000 blocks of 3-D seismic data and have focused on identifying prospects, acquiring leases at federal and state lease sales and then selling the prospects to third parties, including Contango, subject to timed drilling obligations plus retained reversionary interests in favor of Republic Exploration and Contango Offshore Exploration.

We have recently committed to take 10% and 2.5% working interests in the West Cameron 174 and Viosca Knoll 75/118/161/116/117/119 prospects in the Gulf of Mexico, respectively, through our operating subsidiary, Contango Operators, Inc. In the future, Contango intends to take working interests in additional prospects under the same arms-length terms offered to industry third party participants. Some of these working interests may involve commitments by Contango of $5 million or more per prospect.

Republic Exploration LLC. Contango has invested approximately $5.7 million in Republic Exploration for a 33.3% ownership interest. The other members of Republic Exploration are JEX, its managing member, and a privately held seismic company. Both have comprehensive offshore experience. Republic Exploration holds a non-exclusive license to approximately 1,700 blocks of 3-D seismic data in the shallow waters of the Gulf of Mexico. This data is used to identify, acquire and exploit natural gas and oil prospects. All leases owned by Republic Exploration are subject to a 3.3% overriding royalty interest in favor of the JEX prospect generation team. See “Offshore Properties” below for more information on Republic Exploration’s offshore properties.

Contango Offshore Exploration LLC. Contango purchased a 66.7% interest in Contango Offshore Exploration in September 2002. JEX is the only other member and acts as the managing member. Contango Offshore Exploration has invested approximately $13.4 million to acquire and reprocess 2,294 blocks of 3-D seismic data and to acquire leases in the Gulf of Mexico. All leases are subject to a 3.3% overriding royalty interest in favor of the JEX prospect generation team. See “Offshore Properties” below for additional information on Contango Offshore Exploration’s properties.

Contango Operators, Inc. Contango Operators, Inc. (COI) is a wholly owned subsidiary of Contango Oil and Gas Company, formed for the purpose of drilling and operating exploration wells in the Gulf of Mexico. COI will take working interests in offshore exploration and development opportunities in the Gulf of Mexico, under a farm-out agreement with either Republic Exploration or Contango Offshore Exploration. COI expects to take working interests in these prospects under the same arms-length terms offered to industry third party participants. In the future, and as part of our business strategy, COI will act as the operator on certain offshore prospects. COI will apply with the Minerals Management Service as the designated operator, and will be the entity under which Contango will operate offshore prospects.

Current Activities. During the quarter, we recognized an impairment of approximately $0.1 million, primarily attributed to the offshore leases owned by our subsidiary, Magnolia Exploration. We own 50% of Magnolia Exploration.

As of December 31, 2004, our Eugene Island 113B prospect had been successfully tested. The well commenced production March 25, 2005 and is currently producing at a rate of approximately 8.7 MMcf/d. We receive an overriding royalty, net to Contango, of approximately 2.8%.

Republic Exploration, Contango Offshore Exploration, and Magnolia Exploration, have farmed out the following 11 lease blocks: West Cameron 174, Eugene Island 76, Main Pass 221, East Breaks 369/370, and Viosca Knoll 75/118/161/116/117/119. Contango is one of several farmees and has a working interest in the following two offshore prospects: West Cameron 174 and Viosca Knoll 75/118/161/116/117/119 prospect. Our 10% working interest share of dry holes costs for the West Cameron 174 is estimated at $0.8 million, and our 2.5% working interest share of dry hole costs for the Viosca Knoll 75/118/161/116/117/119 prospect is estimated at $1 million.

Eugene Island 76 and West Cameron 174 are currently drilling, and the Viosca Knoll 75/118/161/116/117/119 prospect is expected to spud by mid-year 2005. Main Pass 221 is expected to spud by the end of year 2005. A timetable for drilling East Breaks 369/370 has not been determined at this time.

On March 16, 2005, Republic Exploration and Contango Offshore Exploration were the apparent high bidders on 3 blocks offered at the Central Gulf of Mexico Lease Sale #194 held in New Orleans, Louisiana. The total bid amount for all three blocks was approximately $0.9 million. Each of these blocks is located on the shelf of the Gulf of Mexico in water depths of approximately 200 meters and less. An apparent high bid (“AHB”) gives the bidding party propriety in award of offered tracts, notwithstanding the fact that the Minerals Management Service (“MMS”) may reject all bids for a given tract. The MMS review process can take up to 90 days on some bids. As of May 10, 2005, the MMS had awarded blocks West Cameron 107 and Viosca Knoll 475. If the last remaining block, Eugene Island 168, is awarded, Contango will own interests, both directly and indirectly through its affiliates, in 47 federal lease blocks in the Gulf of Mexico, covering approximately 235,240 acres.

Contango is working with Republic Exploration and Contango Offshore Exploration regarding two offshore prospects (one from Republic Exploration and one from Contango Offshore Exploration) in which COI will drill and operate the exploration well and any subsequent development wells. We expect to spud both prospects prior to year-end 2005. We intend to participate as a working interest owner in each of these wells at a significant working interest level, and the capital commitment net to Contango for each well is estimated at $4 million. Our actual working interest commitment could be significantly larger if the wells encounter difficultly in drilling.

The Minerals Management Service (“MMS”) has implemented a rule on royalty relief for shallow water, deep shelf natural gas production from certain Gulf of Mexico leases. “Deep shelf gas” refers to natural gas produced from depths greater than 15,000 feet in waters of 200 meters or less. Royalty relief is available on the first 15 Billion cubic feet (“Bcf”) of natural gas production if produced from an interval between 15,000 to less than 18,000 feet. Royalty relief is available on the first 25 Bcf of natural gas production if produced from well depths greater than 18,000 feet. This royalty relief is expected to have a positive impact on the economics of deep gas wells drilled on the shelf of the Gulf of Mexico.

Offshore Properties

Producing Properties. The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico which are producing natural gas or oil as of May 10, 2005:

Area/Block	WI	NRI
Contango Operators, Inc:
Eugene Island 113B	—	1.7%

Republic Exploration:
Eugene Island 113B	—	3.3%

Contango Offshore Exploration:
Ship Shoal 358, A-3 well	10.0%	7.7%

Farmed-Out Properties. The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico which have been farmed out as of May 10, 2005:

Area/Block	WI	NRI	Status
Contango Operators, Inc:
Viosca Knoll - 75/118/161/116/117/119	(1)	(1)	Drilling expected by mid-year 2005
West Cameron 174	(2)	(2)	Currently drilling

Republic Exploration:
West Cameron 174	(2)	(2)	Currently drilling
Eugene Island 76	(3)	(3)	Currently drilling

Contango Offshore Exploration:
Viosca Knoll - 75/118/161/116/117/119	(1)	(1)	Drilling expected by mid-year 2005
East Breaks 369/370	(4)	(4)	Drilling schedule undetermined
Main Pass 221	(5)	(5)	Drilling expected by end-year 2005

Magnolia Offshore Exploration:
Viosca Knoll - 75/118/161/116/117/119	(1)	(1)	Drilling expected by mid-year 2005

(1)	Contango Operators, Inc. (COI) will have a 2.5% working interest (“WI”). Contango Offshore Exploration and Magnolia Exploration will have a 2.79% and 1.39% overriding royalty interest before payout (total of 4.17%). Upon payout, Contango Offshore Exploration and Magnolia Exploration may elect to either (i) escalate their total ORRI in the lease from 4.17% to 5% of 8/8 or (ii) convert their total 4.17% ORRI to a 12.5% WI.

(2)	COI has a 10% WI. Republic Exploration has a 5% of 8/8 ORRI in the lease before payout. At payout, Republic Exploration may elect to either (i) escalate its ORRI in the lease from 5% to 8-1/3% of 8/8 or (ii) convert the 5% ORRI to a 25% WI.
(3)	Republic Exploration has a 5% of 8/8 ORRI in the lease before payout. At payout, Republic Exploration may elect to either (i) escalate its ORRI in the lease from 5% to 8-1/3% of 8/8 or (ii) convert the 5% ORRI to a 25% WI.
(4)	Contango Offshore Exploration has a 4.27% ORRI before payout and a 7.27% ORRI after payout.
(5)	Contango Offshore Exploration has a 5% of 8/8 ORRI before payout. Upon payout, Contango Offshore Exploration’s ORRI will escalate to 7.2% of 8/8.

Properties Available for Farm-Out. The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico, and are currently available for farm-out as of May 10, 2005:

Area/Block	WI	Acquired
Contango Operators, Inc:
East Cameron 107	33.8%	May-01

Area/Block	WI	Acquired
Republic Exploration:
East Cameron 107	66.2%	May-01
West Delta 36	100.0%	May-02
High Island 113	100.0%	Sep-03
South Timbalier 191	50.0%	May-04
Vermilion 36	100.0%	May-04
Vermilion 109	100.0%	May-04
Vermilion 134	100.0%	May-04
West Cameron 179	100.0%	May-04
West Cameron 185	100.0%	May-04
West Cameron 200	100.0%	May-04
West Delta 18	100.0%	May-04
West Delta 33	100.0%	May-04
West Delta 34	100.0%	May-04
West Delta 43	100.0%	May-04
Ship Shoal 220	50.0%	May-04
South Timbalier 240	50.0%	May-04
South Marsh Island 247	100.0%	Jul-04
Vermilion 130	100.0%	Jul-04
Vermilion 154	100.0%	Jul-04
West Cameron 80	100.0%	Jul-04
West Cameron 133	100.0%	May-04
West Cameron 167	100.0%	Jul-04
Eugene Island 168	50.0%	Mar-05
West Cameron 107	100.0%	Mar-05

Area/Block	WI	Acquired
Contango Offshore Exploration:
Vermilion 231	100.0%	May-03
Viosca Knoll 167	100.0%	May-03
Eugene Island 209	100.0%	Jun-03
High Island A16	100.0%	Nov-03
East Breaks 283	100.0%	Nov-03
South Timbalier 191	50.0%	May-04
Grand Isle 63	100.0%	Jun-04
Grand Isle 72	100.0%	Jun-04
Grand Isle 73	100.0%	Jun-04
Ship Shoal 220	50.0%	May-04
South Timbalier 240	50.0%	May-04
Viosca Knoll 475	100.0%	Mar-05
Eugene Island 168	50.0%	Mar-05

Area/Block	WI	Acquired
Magnolia Offshore Exploration:
Ship Shoal 155	100.0%	May-02

Freeport LNG Development, L.P.

In March 2003, we exercised an option to purchase from Cheniere Energy, Inc. a 10% limited partnership interest in Freeport LNG Development, L.P. (“Freeport LNG Project” and “Freeport LNG”), a limited partnership formed to develop a 1.5 Bcf/d LNG receiving terminal in Freeport, Texas. The $2.3 million cost to acquire our 10% limited partnership interest was paid as of December 31, 2004, including a final payment of $0.4 million paid in June 2004 upon receipt of Federal Energy Regulatory Commission (“FERC”) approval for the project.

On March 1, 2004, Freeport LNG and Dow entered into a 20-year Terminal Use Agreement providing for a firm commitment by Dow for the use of 250 MMcf/d of regasification capacity and an option to acquire an additional 250 MMcf/d of regasification capacity. Dow has exercised its rights to the full 500 MMcf/d of regasification capacity.

In June 2004, FERC issued an Order under Section 3 of the Natural Gas Act authorizing Freeport LNG to site, construct and operate a liquefied natural gas receiving terminal in Freeport, Texas. In September 2004, FERC extended until June 2009 the time Freeport LNG has to put the LNG terminal into service.

In July 2004, Freeport LNG finalized its transaction with ConocoPhillips for the financing, construction and use of the proposed liquefied LNG receiving terminal in Freeport, Texas. ConocoPhillips executed a terminal use agreement for 1 Bcf/d of regasification capacity in the terminal, purchased a 50% interest in the general partner managing the Freeport LNG project and agreed to provide substantial construction funding to the venture. This construction funding will be non-recourse to Contango. Freeport LNG is responsible for the commercial activities of the partnership, while ConocoPhillips will manage the construction of the facility.

In December 2004, Freeport LNG executed a 17-year terminal use agreement (TUA) with MC Global Gas Corporation, a wholly-owned subsidiary of Mitsubishi Corporation. The agreement is for 150 million cubic feet per day (“MMcf/d”) of throughput capacity at Freeport LNG’s liquefied natural gas (LNG) receiving terminal, located in Quintana, Texas, starting from January 1, 2009. MC Global Gas Corporation has an option to increase the total capacity by an additional 100 MMcf/d, to a total of 250 MMcf/d. ConocoPhillips also owns options for up to 500 MMcf/d of additional capacity.

In January 2005, Freeport LNG received its authorization to commence construction of the first phase of its terminal from the Federal Energy Regulatory Commission (FERC). Construction of the permitted 1.5 Bcf/d facility commenced on January 17, 2005. The engineering, procurement and construction contractor is a consortium of Technip USA, Zachry Construction of San Antonio, and Saipem SpA of Italy. The capacity of the first phase of 1.5 Bcf/d has been fully sold on a long-term basis to ConocoPhillips and Dow Chemical Company.

Freeport LNG has advised us that it intends to file an application seeking an additional order from FERC that would authorize the construction of a Phase II expansion that would substantially increase the capacity at its currently permitted 1.5 Bcf/d Freeport LNG terminal.

Although we believe that a majority of the Freeport LNG financing will be provided by construction funding through ConocoPhillips and other third party lenders, we anticipate that we may, from time-to-time, be required to provide funds to the project. Moreover, if Freeport LNG receives approval of its plans to expand the capacity beyond the first phase of 1.5 Bcf/d, we intend to provide our pro rata 10% of any required equity participation. Contango’s 10% share of the remaining budgeted 2005 calendar year expenditures for both Phase I and II construction is approximately $0.9 million.

Contango Venture Capital Corporation

In June 2004, our wholly owned subsidiary, Contango Venture Capital Corporation, acquired a 32% general partnership interest in Contango Capital Partnership Management, LLC. Contango Capital Partnership Management, LLC was formed by us and other investors to invest in the energy venture capital market with a focus on domestically sourced, environmentally preferred energy technologies and to expose us to leading edge technologies and opportunities in alternative energy markets. Our initial cash contribution of $500,000 was used to fund the initial overhead for the sourcing and management of energy venture capital investments to be undertaken by Contango Capital Partnership Management, LLC. We hold two of seven seats on the board of directors of Contango Capital Partnership Management, LLC.

In July 2004, Contango Venture Capital Corporation committed $0.1 million in preferred equity as a limited partner in Trulite, L.P. Contango Venture Capital Corporation has since contributed the full $0.1 million. Trulite develops lightweight hydrogen generators for fuel cell systems and expects to produce a prototype of a portable fuel cell in 2005.

On January 31, 2005, Contango Capital Partners, L.P. was officially formed for the purpose of investing in the energy venture capital market, at which time it completed the capitalization of its first investment fund, the Contango Capital Partners Fund (“Fund”), at $8.2 million. Contango Capital Partnership Management LLC is the general partner and manager of the Fund and Contango Venture Capital Corporation is a 25% limited partner. As of March 31, 2005, the Fund owns equity interests in four portfolio alternative energy companies, including Trulite, Inc., and will likely make additional investments in alternative energy companies.

Prior to the Fund’s close, Contango Venture Capital Corporation made a commitment of $1.5 million to the Fund. On January 31, 2005 when the Fund closed to new investment, all of the preferred and common shares of Trulite, Inc., which we owned, along with our $1.5 million cash commitment, were converted into a 25% limited partnership interest in the Fund. Other limited partners and shareholders of Trulite, Inc. also converted their shares.

As of March 31, 2005, Contango Venture Capital Corporation has contributed approximately $0.7 million of its $1.5 million commitment, bringing its total investment in alternative energy to approximately $1.2 million. The remaining commitment is expected to be paid by the end of the calendar year 2005.

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

On July 1, 2003, the Company changed its accounting policy for amortizing and impairing the Company’s natural gas and oil properties from a well-by-well cost center basis to a field-by-field cost center basis. Management believes this policy is preferable in these circumstances to have greater comparability with other successful efforts natural gas and oil companies by conforming to predominant industry practice. In addition, the field level is consistent with the Company’s operational and strategic assessment of its natural gas and oil investments. The Company determined that the cumulative effect of the change in accordance with APB Opinion No. 20 was immaterial to the consolidated financial statements.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified our recent property sale to Edge Petroleum as discontinued operations. It is our intent, however, to remain an independent natural gas and oil company engaged in the exploration, production, and acquisition of natural gas and oil.

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of ninety days or less. As of March 31, 2005, the Company had $8,865,662 in cash and cash equivalents, of which $8,542,731 was invested in highly liquid AAA rated tax-exempt money market funds.

Short Term Investments. As of March 31, 2005, the Company had invested $27,555,658 in a portfolio of periodic auction reset (PAR) securities, which have coupons that periodically reset to market interest rates at intervals of 7 or 35 days. These PAR securities are being classified as short term investments and consist of AAA-rated tax exempt municipal bonds. PAR securities are highly liquid and have minimal interest rate risk.

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

Contango’s 32% ownership in Contango Capital Partnership Management, LLC and Contango’s 25% limited partnership interest in Contango Capital Partners, L.P. are accounted for using the equity method. Under the equity method, only Contango’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet.

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

In April 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 19-1, Accounting for Suspended Well Costs (“FSP FAS 19-1”). FSP FAS 19-1 amends Statement of Financial Accounting Standards (“SFAS”) No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, to allow continued capitalization of exploratory well costs beyond one year from the date drilling was completed under circumstances where the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FSP FAS 19-1 also amends SFAS No. 19 to require enhanced disclosures of suspended exploratory well costs in the notes to the financial statements for annual and interim periods when there has been a significant change from the previous disclosure. The guidance in FSP FAS 19-1 is effective for the first reporting period beginning after April 4, 2005. The Company will adopt the new requirements and include any required disclosures in its Form 10-K for the period ended June 30, 2005. The adoption of FSP FAS 19-1 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) or SFAS No. 123(R), Share-Based Payment. This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission issued a rule that amends the date for compliance with SFAS No. 123(R). As a result, the Company will adopt this statement on July 1, 2006.

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

The Company has determined that the fair value method is preferable to the intrinsic value method previously applied. During the three months ended March 31, 2005 and 2004, the Company recorded a charge of $97,529 and $51,664 to general and administrative expense, respectively. During the nine months ended March 31, 2005 and 2004, the Company recorded a charge of $274,573 and $129,047 to general and administrative expense, respectively. Because compensation expense is recognized over a vesting period, the effect of applying the fair value method in the initial years of implementation may not be representative of the effects on net income (loss) that will be reported in future years.

Overview

We are an independent natural gas and oil company engaged in the exploration, production and acquisition of natural gas and oil in the United States, both onshore along the Gulf Coast and offshore in the Gulf of Mexico. Our primary source of natural gas and oil production currently is in south Texas. We also own a 10% partnership interest in Freeport LNG Development, L.P., which is constructing a 1.5 Bcf/d LNG receiving terminal in Freeport, Texas, and expects to submit a full application with the FERC to more than double the terminal’s capacity. Contango Venture Capital Corporation, our wholly owned subsidiary, owns a 32% interest in Contango Capital Partnership Management, LLC, and a 25% interest in the Contango Capital Partners Fund, L.P., which were formed to invest in the alternative energy venture capital market. The Contango Capital Partners Fund owns interests in four alternative energy companies.

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

Reserve Replacement. Generally, our producing properties onshore along the Gulf Coast and offshore in the Gulf of Mexico have high initial production rates, followed by steep declines. As a result, we must locate and develop or acquire new natural gas and oil reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and acquire natural gas and oil reserves.

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

MD&A Summary Data

	Three Months Ended March 31,			Nine Months Ended March 31,
	2005	2004	Change	2005	2004	Change
Natural gas and oil sales	$1,031,081	$6,611,139	-84%	$14,987,955	$20,843,951	-28%
Gain from hedging activities	$—	$—	*	$—	$58,171	-100%

Production:
Natural gas (thousand cubic feet per day)	1,333	11,061	-88%	7,409	12,418	-40%
Oil and condensate (barrels per day)	56	221	-75%	161	283	-43%

Average sales price:
Natural gas (per thousand cubic feet)	$6.32	$5.90	7%	$6.40	$5.41	18%
Oil and condensate (per barrel)	$50.68	$33.44	52%	$45.35	$30.57	48%

Operating expenses	$(172,502)	$493,008	-135%	$1,270,499	$3,061,922	-59%
Exploration expenses	$1,970,442	$1,737,499	13%	$3,702,781	$5,225,497	-29%
Depreciation, depletion and amortization	$322,550	$1,747,527	-82%	$2,525,530	$5,160,262	-51%
Impairment of natural gas and oil properties	$124,537	$—	*	$236,537	$42,995	450%
General and administrative expenses	$620,738	$662,898	-6%	$2,520,262	$1,808,478	39%
Interest expense	$93	$28,804	-100%	$71,410	$308,449	-77%
Interest income	$168,466	$12,263	1274%	$201,822	$31,929	532%
Gain on sale of marketable securities	$—	$—	*	$—	$710,322	*
Gain on sale of assets and other	$17,012	$128,904	-87%	$16,189,128	$7,245,314	123%

*	not meaningful

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $1 million for the three months ended March 31, 2005, down from approximately $6.6 million reported for the three months ended March 31, 2004. The decrease in revenue was primarily the result of the sale of our south Texas natural gas and oil interests for $50 million, completed in December 2004. Virtually all $6.6 million of revenue recognized in the three months ended March 31, 2004 was attributed to the sold properties. The $1 million of revenue for the current quarter ended March 31, 2005 reflects mainly added production from new reserves and production from south Texas properties not included in the sale.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the three months ended March 31, 2005 was approximately 1.3 MMcf/d of natural gas, down from approximately 11.1 MMcf/d of natural gas for the three months ended March 31, 2004. Net oil production for the comparable periods decreased from 221 barrels of oil per day to 56 barrels of oil per day. The decrease in natural gas and oil production was primarily the result of the sale of our south Texas natural gas and oil interests, offset by increased production resulting from additional wells drilled after March 31, 2004. For the three months ended March 31, 2005, prices for natural gas and oil were $6.32 per Mcf and $50.68 per barrel, compared to $5.90 per Mcf and $33.44 per barrel for the three months ended March 31, 2004.

Operating Expenses. Lease operating expenses for the three months ended March 31, 2005 were $23,035. We received a $195,537 credit for production and severance taxes. Total operating expenses for the three months ended March 31, 2005 resulted in a credit of $172,502. The Railroad Commission of Texas has extended a natural gas incentive allowing for severance tax reduction on tight sand gas wells. As a result, some of our south Texas Queen City formation properties are eligible for severance tax reduction. The $195,537 credit for production and severance taxes for the three months ended March 31, 2005 was attributable to a credit for previously paid severance taxes and overall lower costs of operations resulting from lower production. You should not necessarily expect comparable low levels of production and severance taxes in future reporting periods.

Operating expenses, including severance taxes, for the three months ended March 31, 2004 were approximately $0.5 million. Of the $0.5 million reported, approximately $16,000 was attributable to production and severance taxes.

Exploration Expense. We reported approximately $2 million of exploration expenses for the three months ended March 31, 2005. Of this amount, approximately $1.4 million was related to unsuccessful wells drilled in south Texas during the period, $0.4 million was attributable to the cost to acquire and reprocess 3-D seismic data both onshore and offshore in the Gulf of Mexico, and $0.2 million was attributable to the cost of delay rentals. We reported approximately $1.7 million of exploration expenses for the three months ended March 31, 2004. Of this amount, approximately $0.5 million was attributable to the cost to acquire and reprocess 3-D seismic data offshore in the Gulf of Mexico, approximately $0.3 million was the cost to shoot 3-D seismic in south Texas and $0.9 million was related to unsuccessful wells drilled in south Texas during the period.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended March 31, 2005 was approximately $0.3 million. For the three months ended March 31, 2004, we recorded approximately $1.7 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily the result of the sale of our south Texas natural gas and oil interests.

Impairment of Natural Gas and Oil Properties. We reported an impairment of natural gas and oil properties of approximately $0.1 million for the three months ended March 31, 2005. This was attributable to a write-down of costs associated with offshore lease properties owned by our subsidiary, Magnolia Exploration, of which Contango owns 50%. No impairment was reported for the three months ended March 31, 2004.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2005 were approximately $0.6 million, down slightly from $0.7 million for the three months ended March 31, 2004.

Major components of general and administrative expenses for the three months ended March 31, 2005 included approximately $0.1 million in salaries and benefits, $0.2 million in office administration expenses, $0.1 million in insurance, $0.1 million in legal and professional fees and other administrative expenses, and $0.1 million related to the cost of expensing stock options.

Major components of general and administrative expenses for the three months ended March 31, 2004 included approximately $0.3 million in salaries and benefits, $0.2 million in legal, accounting, engineering and other professional fees, $0.1 million in office administration expenses, $68,000 in insurance costs and $52,000 related to the cost of expensing stock options.

Interest Income. We reported interest income of $168,466 for the three months ended March 31, 2005. This compares to the $12,263 of interest income reported for the three months ended March 31, 2004. The increase is due to the higher average level of cash and cash equivalents, and short term investments as a result of the cash received and invested following the sale of our south Texas natural gas and oil interests, which was completed in December 2004.

Interest Expense. We reported interest expense of only $93 for the three months ended March 31, 2005, which consisted of banking commitment fees only and no interest incurred on corporate borrowings since we had zero debt outstanding during the entire quarter. This compares to the $28,804 of interest expense reported for the three months ended March 31, 2004.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004

Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $15 million for the nine months ended March 31, 2005, down from approximately $20.8 million reported for the nine months ended March 31, 2004. The decrease in revenue was primarily the result of the sale of our south Texas natural gas and oil interests for $50 million, completed in December 2004. Of the $15 million of revenue reported for the nine month period ended March 31, 2005, $12 million was attributed to the sold properties. The remaining $3 million of revenue reflects mainly added production from new reserves and production from south Texas properties that were not included in the sale. This compares to $0.1 million of revenue, excluding revenue from the sold properties, for the nine month period ended March 31, 2004.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the nine months ended March 31, 2005 was approximately 7.4 MMcf/d of natural gas, down from approximately 12.4 MMcf/d of natural gas for the nine months ended March 31, 2004. Net oil production for the comparable periods decreased from 283 barrels of oil per day to 161 barrels of oil per day. The decrease in natural gas and oil production was primarily the result of the sale of our south Texas natural gas and oil interests, offset by increased production resulting from additional wells drilled after March 31, 2004. For the nine months ended March 31, 2005, prices for natural gas and oil were $6.40 per Mcf and $45.35 per barrel, compared to $5.41 per Mcf and $30.57 per barrel for the nine months ended March 31, 2004.

Operating Expenses. Operating expenses, including severance taxes, for the nine months ended March 31, 2005 were approximately $1.3 million. Included in this amount was approximately $1.5 million of lease operating expense, approximately $0.2 million for workover costs and a $0.4 million credit for production and severance taxes. The Railroad Commission of Texas has extended a natural gas incentive allowing for severance tax reduction on tight sand gas wells. As a result, some of our south Texas Queen City formation properties are eligible for severance tax reduction. You should not necessarily expect comparable low levels of production and severance taxes in future reporting periods.

Operating expenses, including severance taxes, for the nine months ended March 31, 2004 were approximately $3.1 million. Of the $3.1 million reported for the nine months ended March 31, 2004, approximately $2.2 million was attributable to lease operating expense and ad valorem taxes, while approximately $0.9 million was attributable to production and severance taxes.

Exploration Expense. We reported approximately $3.7 million of exploration expenses for the nine months ended March 31, 2005. Of this amount, approximately $2.1 million was related to unsuccessful wells drilled in south Texas during the period, approximately $1.4 million was attributable to the cost to acquire and reprocess 3-D seismic data both onshore and offshore in the Gulf of Mexico, and $0.2 million was attributable to the cost of delay rentals.

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

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the nine months ended March 31, 2005 was approximately $2.5 million. For the nine months ended March 31, 2004, we recorded approximately $5.2 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily the result of the sale of our south Texas properties. There was no depreciation, depletion and amortization expense recorded in the second quarter of 2005 related to those properties since these properties were classified as held for sale as of October 2004.

Impairment of Natural Gas and Oil Properties. We reported an impairment of natural gas and oil properties of approximately $0.2 million for the nine months ended March 31, 2005. This was attributable in part to a $0.1 million write-down of costs associated with offshore lease properties owned by our subsidiary, Magnolia Exploration, of which Contango owns 50%. The remaining $0.1 million was attributable to a write-down of costs associated with a small Barnett Shale exploratory play undertaken during the summer of 2003 that has had only marginal success.

General and Administrative Expenses. General and administrative expenses for the nine months ended March 31, 2005 were approximately $2.5 million, up from $1.8 million for the nine months ended March 31, 2004.

Major components of general and administrative expenses for the nine months ended March 31, 2005 included approximately $1 million in salaries and benefits (including approximately $0.5 million of bonus accrual), $0.7 million in office administration expenses, $0.2 million in insurance costs, $0.3 million in legal and professional fees and other administrative expenses, and $0.3 million related to the cost of expensing stock options.

Major components of general and administrative expenses for the nine months ended March 31, 2004 included approximately $0.7 million in salaries and benefits (including $375,000 of bonus accrual), $0.3 million in legal, accounting, engineering and other professional fees, $0.3 million in office administration expenses, $0.2 million in insurance costs, $0.1 million related to the cost of expensing stock options and $0.2 million of other administrative expenses.

Interest Expense. We reported interest expense of $71,410 for the nine months ended March 31, 2005, down from $308,449 reported for the nine months ended March 31, 2004. This decrease primarily was attributable to lower average levels of borrowings under our bank line of credit.

Gain on Sale of Assets and Other. We reported other income of approximately $16.2 million for the nine months ended March 31, 2005, which represented a $16.3 million gain on the sale of our south Texas natural gas and oil interests, offset by approximately $0.1 million in operating losses related to our alternative energy investments. For the nine months ended March 31, 2004, we reported an approximate $7.2 million gain on the sale of assets.

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

Production, Prices, Operating Expenses, and Other

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(Dollar amounts in 000s, except per Mcfe amounts)		(Dollar amounts in 000s, except per Mcfe amounts)
Production Data:
Natural gas (million cubic feet)	120	1,007	2,030	3,415
Oil and condensate (thousand barrels)	5	20	44	78
Total (million cubic feet equivalent)	150	1,127	2,294	3,883

Natural gas (thousand cubic feet per day)	1,333	11,061	7,409	12,418
Oil and condensate (barrels per day)	56	221	161	283
Total (thousand cubic feet equivalent per day)	1,669	12,387	8,375	14,116

Average sales price:
Natural gas (per thousand cubic feet)	$6.32	$5.90	$6.40	$5.41
Oil and condensate (per barrel)	$50.68	$33.44	$45.35	$30.57

Selected data per Mcfe:
Production and severance taxes	$(1.28)	$0.02	$(0.18)	$0.22
Lease operating expenses	$0.15	$0.42	$0.74	$0.57
General and administrative expenses	$4.08	$0.59	$1.10	$0.47
Depreciation, depletion and amortization of natural gas and oil properties	$2.06	$1.52	$1.07	$1.30

EBITDAX (1)	$600	$5,584	$27,386	$23,987

(1)	EBITDAX represents earnings before interest, income taxes, depreciation, depletion and amortization, impairment expenses, exploration expenses, including gain (loss) from hedging activities, and sale of assets and other. We have reported EBITDAX because we believe EBITDAX is a measure commonly reported and widely used by investors as an indicator of a company’s operating performance and ability to incur and service debt. We believe EBITDAX assists investors in comparing a company’s performance on a consistent basis without regard to depreciation, depletion and amortization, impairment of natural gas and oil properties and exploration expenses, which can vary significantly depending upon accounting methods. EBITDAX is not a calculation based on U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss) in measuring our performance or used as an exclusive measure of cash flow because it does not consider the impact of working capital growth, capital expenditures, debt principal reductions and other sources and uses of cash, which are disclosed in our statements of cash flows. Investors should carefully consider the specific items included in our computation of EBITDAX. While we have disclosed our EBITDAX to permit a more complete comparative analysis of our operating performance and debt servicing ability relative to other companies, investors should be cautioned that EBITDAX as reported by us may not be comparable in all instances to EBITDAX as reported by other companies. EBITDAX amounts may not be fully available for management’s discretionary use, due to requirements to conserve funds for capital expenditures, debt service, preferred stock dividends and other commitments.

A reconciliation of EBITDAX to loss from operations and operating results for discontinued operations for the periods indicated is presented below.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(Dollar amounts in 000s)		(Dollar amounts in 000s)
Reconciliation of EBITDAX:

(Loss) from continuing operations	$(2,089)	$(2,086)	$(4,700)	$(6,482)
Exploration expenses	1,970	1,394	3,703	4,671
Depreciation, depletion and amortization	323	6	942	21
Impairment of natural gas and oil properties	124	—	236	43
Gain on sale of marketable securities	—	—	—	710
Gain (loss) on sale of assets and other	(12)	19	(99)	6,263

EBITDAX from continuing operations	316	(667)	82	5,226
Income from discontinued operations before taxes	284	4,167	25,694	13,068
Exploration expenses	—	343	27	554
Depreciation, depletion and amortization	—	1,741	1,583	5,139

EBITDAX	$600	$5,584	$27,386	$23,987

Capital Resources and Liquidity

Cash Inflow. During the nine months ended March 31, 2005, we funded our investing and financing activities with internally generated cash flow from operations of $6.8 million, net of income taxes. During this nine month period, we drilled a total of six wells, two of which were successful and four of which were dry holes.

In December 2004, we completed the sale of the majority of our south Texas natural gas and oil interests to Edge Petroleum Corporation. Proceeds from the asset sale after netting adjustments were $40.1 million.

Cash Outflow. During the nine months ended March 31, 2005, we invested $2.2 million in exploration and development activities (net of reimbursements and advances), $0.8 million in our prospect generation and exploration subsidiaries, $0.7 million in our 10% owned Freeport LNG project, and $0.8 in alternative energy companies vis-à-vis our investment in the Contango Capital Partners Fund.

During the nine months ended March 31, 2005, we paid a net of $6.3 million on financing activities, which included the net repayment of $7.1 million in long-term debt and $0.3 million in preferred stock dividends, offset by $1.1 million received through the exercise of stock options and warrants.

We invested the excess cash proceeds from the sale of our south Texas natural gas and oil interests of $27.6 million in short-term investments consisting of a portfolio of periodic auction reset (PAR) securities, which have coupons that periodically reset to market interest rates at intervals of 7 or 35 days. These PAR securities are being classified as short term investments and consist of AAA-rated tax exempt municipal bonds. PAR securities are highly liquid and have minimal interest rate risk.

As of May 10, 2005 we have approximately $34.8 million in cash, cash equivalents, and short term investments and have no debt. The Company currently has production of approximately 2,100 Mcf/d. Based on current prices and production rates, the Company anticipates EBITDAX of approximately $0.2 million per month, net of estimated on-going general and administrative expenses of $0.2 million per month.

Capital Budget. Our current capital expenditure budget for prospect generation, exploration and development activities for the remainder of calendar year 2005 is projected to be approximately $21 million, which calls for us to drill 16 additional onshore wells during the remaining calendar year, to invest in and drill two offshore wells as the operator, and to invest in another two offshore wells as a non-operator.

The onshore portion of our capital budget calls for us to invest approximately $8 million in drilling costs and approximately $3 million in additional onshore seismic and lease acquisitions before the end of the calendar year. In the offshore portion where we will participate as a non-operator, we expect to invest approximately $2 million in drilling costs during this same period.

In the offshore portion of our capital budget where Contango Operators, Inc. will invest and operate, we project that we will drill two prospects (one from Republic Exploration and one from Contango Offshore Exploration). We expect to spud both exploration wells prior to year-end 2005. We intend to participate as a working interest owner in each of these wells at a significant working interest level, and Contango’s combined capital commitment for both wells is estimated at $8 million, or $4 million per well. This represents a major increase in the risk profile of the Company which has never operated and which in the past has limited its dry hole risk exposure on any one well to approximately $1 million. Our actual working interest commitment could be significantly larger if we encounter difficultly in drilling the wells.

A majority of the total $21 million capital commitment for prospect generation, exploration and development is concentrated in three prospects: our Fayetteville Shale acreage acquisition project in Arkansas at $4 million, and two offshore exploration prospects at $4 million each. Thus a total of $12 million will be risked on just three prospects. These capital commitments significantly increase the potential risk and reward to the Company in comparison to historical commitments made for prospects.

In addition to our capital expenditure budget for prospect generation, exploration and development activities, we expect to invest an additional $0.9 million at our Freeport LNG project for the remaining calendar year, which includes our share of the budgeted costs needed to complete Phase I construction as well as budgeted costs required for preliminary studies regarding Phase II construction. In addition, we expect to invest an additional $0.9 million in the Contango Capital Partners Fund in order to fulfill our $1.5 million commitment made in January 2005.

We believe that our cash on hand, our cash equivalents, our short term investments and our anticipated cash flow from operations will be adequate to provide working capital for on-going operations, to fund our exploration and development programs, to maintain our 10% limited partnership interest in the Freeport LNG terminal, including any potential expansion in terminal capacity, to fund our remaining commitment to the Contango Capital Partners Fund, and to satisfy general corporate needs. We may seek additional equity, sell assets or seek other financing to fund our exploration program and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations.

Income Taxes. During the three months ended March 31, 2005, we paid $4.1 million in estimated taxes, in part related to the sale of our south Texas natural gas and oil interests. We expect to pay an additional $3 million in income tax by the end of our fiscal year, June 30, 2005.

Natural Gas and Oil Reserves

The following table presents our estimated net proved, developed producing natural gas and oil reserves and the pre-tax net present value of our reserves at March 31, 2005, based on a reserve report generated by W.D. Von Gonten & Co. The pre-tax net present value is not intended to represent the current market value of the estimated natural gas and oil reserves we own.

The pre-tax net present value of future cash flows attributable to our proved reserves as of March 31, 2005 was determined by the March 31, 2005 prices of $6.99 per MMbtu for natural gas at the Houston Ship Channel and $53.99 per barrel of oil at West Texas Intermediate Posting, in each case before adjusting for basis and transportation costs. Approximately 93% of our proved reserves are classified as proved developed producing.

Proved Reserves as of March 31, 2005
Natural gas (MMcf)	998
Oil and condensate (MBbls)	65
Total proved reserves (MMcfe)	1,388

Pre-tax net present value, SEC guidelines ($000)	$7,068

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

Credit Facility

Prior to the closing the sale of its south Texas natural gas and oil interests to Edge Petroleum Corporation in December 2004, the Company repaid all of its long-term debt outstanding. Our south Texas properties that were sold to Edge Petroleum constituted the bulk of the assets used to secure our existing bank line. As of March 31, 2005, the Company had no long term debt outstanding.

The Company’s credit facility with Guaranty Bank, FSB is a secured, revolving line of credit, secured by the Company’s natural gas and oil reserves. As of March 31, 2005, the revolving line of credit provides for a borrowing capacity of $0.1 million and matures on June 29, 2006. Borrowings will bear interest, at the Company’s option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent (1/4%) per annum. Additionally, the Company pays a quarterly commitment fee of three-eighths percent (3/8%) per annum on the average availability.

The credit facility requires the maintenance of certain ratios, including those related to working capital, funded debt to EBITDAX, and debt service coverage, as defined in the credit facility. Additionally, the credit facility contains certain negative covenants that, among other things, restrict or limit the Company’s ability to incur indebtedness, sell assets, pay dividends and reacquire or otherwise acquire or redeem capital stock. Failure to maintain required financial ratios or comply with the credit facility’s covenants can result in a default and acceleration of all indebtedness under the credit facility. As of March 31, 2005, the Company was in compliance with its financial covenants, ratios and other provisions of its credit facility.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As of March 31, 2005, we had approximately $36.4 million in cash and cash equivalents, and short term investments. At March 31, 2005, approximately $0.3 million of the $36.4 million was held in our operating accounts to be used for general corporate purposes, and $8.5 million was invested in highly liquid AAA rated tax-exempt money market funds. The remaining $27.6 million was invested in a portfolio of periodic auction reset (PAR) securities that have coupons periodically reset to market interest rates. These PAR securities are being classified as short term investments and consist of AAA-rated tax exempt municipal bonds. PAR securities are highly liquid and have minimal interest rate risk.

Our money market funds are highly liquid AAA tax exempt securities with maturities of 90 days or less. We consider all highly liquid debt instruments having an original maturity of 90 days or less to be cash equivalents.

Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of March 31, 2005, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

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

CONTANGO OIL & GAS COMPANY

Date: May 11, 2005	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman and Chief Executive Officer
(Principal Executive and Financial Officer)

Date: May 11, 2005	By:	/s/ LESIA BAUTINA
Lesia Bautina
Vice President and Controller
(Principal Accounting Officer)