Form 10-K/A
period 2005-06-30
CONTANGO OIL & GAS CO
filed 2005-10-14
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

On December 31, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $58.2 million, based on the last reported sales price of $7.24 of the registrant’s common stock on the American Stock Exchange. Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. As of September 7, 2005, there were 14,714,471 shares of the issuer’s common stock outstanding.

EXPLANATORY NOTE

Contango Oil & Gas Company (the “Company”) is hereby amending its previously filed Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the “Report”). This Amendment No. 1 (the “Amendment”) is being filed solely to amend the language in Part II, Item 9A, Controls and Procedures, of the Report in accordance with the provisions of Item 307 and Item 308 of Regulation S-K. As a result of this Amendment, the certification filed as Exhibit 31.1 has been re-executed as of the date of this Amendment. No other changes to the Report have been made. This Amendment does not reflect events occurring after the filing of the Report or modify or update disclosures therein in any way other than as described above.

PART II

Item 9A. Controls and Procedures

Kenneth R. Peak, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2005. Based upon that evaluation, he concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO OIL & GAS COMPANY

/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934