Form 10-Q
period 2005-09-30
CONTANGO OIL & GAS CO
filed 2005-11-14
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission file number 001-16317

CONTANGO OIL & GAS COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	95-4079863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3700 BUFFALO SPEEDWAY, SUITE 960

HOUSTON, TEXAS 77098

(Address of principal executive offices)

(713) 960-1901

(Registrant’s telephone number, including area code)

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of November 11, 2005 was 14,716,047.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

All references in this Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and its wholly-owned Subsidiaries. Unless otherwise noted, all information in this Form 10-Q relating to natural gas and oil reserves and the estimated future net cash flows attributable to those reserves are based on estimates prepared by independent engineers and are net to our interest.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2005	June 30, 2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,518,847	$3,985,775
Short-term investments	23,992,979	25,499,869
Accounts receivable, net	1,191,176	1,423,094
Other	1,063,801	302,926

Total current assets	29,766,803	31,211,664

PROPERTY AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	6,431,285	4,666,048
Unproved properties, not being amortized	17,337,752	7,789,306
Furniture and equipment	213,390	197,949
Accumulated depreciation, depletion and amortization	(1,654,515)	(1,328,567)

Total property and equipment, net	22,327,912	11,324,736

OTHER ASSETS:
Cash and other assets held by affiliates	1,426,116	1,067,263
Investment in Freeport LNG Project	3,081,751	3,006,751
Investment in Contango Venture Capital Corporation	2,435,374	2,274,356
Deferred income tax asset	3,429,030	4,462,329
Other	5,822	5,822

Total other assets	10,378,093	10,816,521

TOTAL ASSETS	$62,472,808	$53,352,921

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2005	June 30, 2005
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$264,292	$435,661
Accrued exploration and development	662,747	85,608
Income taxes payable	—	1,658,548
Accrued liabilities	316,139	193,094

Total current liabilities	1,243,178	2,372,911

ASSET RETIREMENT OBLIGATION	6,863	957

SHAREHOLDERS’ EQUITY:
Convertible preferred stock, 6%, Series D, $0.04 par value, 4,000 shares authorized, 2,000 shares issued and outstanding at September 30, 2005, liquidation preference of $10,000,000 at $5,000 per share	80	—
Convertible preferred stock, 6%, Series C, $0.04 par value, 4,000 shares authorized, 1,400 shares issued and outstanding at June 30, 2005, liquidation preference of $7,000,000 at $5,000 per share	—	56
Common stock, $0.04 par value, 50,000,000 shares authorized, 17,291,047 shares issued and 14,716,047 outstanding at September 30, 2005, 15,997,809 shares issued and 13,422,809 outstanding at June 30, 2005	691,639	639,910
Additional paid-in capital	42,931,737	32,800,077
Treasury stock at cost (2,575,000 shares)	(6,180,000)	(6,180,000)
Retained earnings	23,779,311	23,719,010

Total shareholders’ equity	61,222,767	50,979,053

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,472,808	$53,352,921

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2005	2004
REVENUES:
Natural gas and oil sales	$1,186,865	$579,613

Total revenues	1,186,865	579,613

EXPENSES:
Operating expenses	164,380	43,849
Exploration expenses	339,438	788,067
Depreciation, depletion and amortization	277,084	160,284
Impairment of natural gas and oil properties	—	112,000
General and administrative expense	922,263	812,473

Total expenses	1,703,165	1,916,673

LOSS FROM CONTINUING OPERATIONS BEFORE OTHER INCOME AND INCOME TAXES	(516,300)	(1,337,060)

OTHER INCOME (EXPENSE):
Interest expense	(96)	(48,976)
Interest income	209,053	17,853
Gain (loss) on sale of assets and other	209,522	(40,506)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(97,821)	(1,408,689)
Benefit for income taxes	48,854	491,686

LOSS FROM CONTINUING OPERATIONS	(48,967)	(917,003)

DISCONTINUED OPERATIONS (Note 3)
Discontinued operations, net of income taxes	260,268	2,399,903

NET INCOME	211,301	1,482,900
Preferred stock dividends	151,000	105,000

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$60,301	$1,377,900

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$(0.01)	$(0.08)
Discontinued operations	0.02	0.19

Total	$0.01	$0.11

Diluted

Continuing operations	$(0.01)	$(0.08)
Discontinued operations	0.02	0.19

Total	$0.01	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,444,504	12,867,906

Diluted	14,444,504	12,867,906

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) from continuing operations	$(48,967)	$(917,003)
Plus income from discontinued operations, net of income taxes	260,268	2,399,903

Net income	211,301	1,482,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	277,084	1,729,903
Impairment of natural gas and oil properties	—	112,000
Exploration expenditures	256,119	473,980
Deferred income taxes	1,033,299	(224,232)
Gain on sale of assets and other	24,888	40,506
Stock-based compensation	177,939	84,128
Changes in operating assets and liabilities:
Decrease in accounts receivable and other	262,811	322,061
(Increase) in prepaid insurance	(188,188)	(82,012)
(Increase) in interest receivable	(23,013)	—
Increase (decrease) in accounts payable	(196,115)	201,252
Increase in other accrued liabilities	159,314	365,555
Increase (decrease) in income taxes payable	(1,658,548)	734,801
Other	(42,636)	228

Net cash provided by operating activities	294,255	5,241,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(4,667,438)	(909,666)
Natural gas and oil exploration and development reimbursements, net of additions	278,186	2,162,357
Increase in net investment in affiliates	(83,176)	(1,426,494)
Investment in Freeport LNG Project	(75,000)	—
Sale of short-term investments	1,506,890	—
Additions to furniture and equipment	(1,938)	(2,535)
(Increase) decrease in advances to operators	112,725	(441,182)
Investment in Contango Venture Capital Corporation	(185,906)	(28,860)
Acquisition of Republic Exploration LLC and Contango Offshore Exploration LLC interests	(7,500,000)	—

Net cash (used) by investing activities	(10,615,657)	(646,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	1,350,000
Repayments under credit facility	—	(7,139,000)
Proceeds from preferred equity issuances	10,000,000	—
Preferred stock dividends	(151,000)	(105,000)
Proceeds from exercised options, warrants and others	389,036	1,055,168
Preferred equity issuance costs	(383,562)	(20,000)

Net cash provided (used) by financing activities	9,854,474	(4,858,832)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(466,928)	(264,142)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,985,775	396,753

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,518,847	$132,611

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$710,000	$290,000

Cash paid for interest	$96	$58,460

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2005
	Preferred Stock		Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2005	1,400	$56	13,422,809	$639,910	$32,800,077	$(6,180,000)	$23,719,010	$50,979,053
Exercise of stock options and warrants	—	—	125,000	5,000	377,500	—	—	382,500
Tax benefit from exercise of stock options	—	—	—	—	6,536	—	—	6,536
Expense of stock options	—	—	—	—	177,939	—	—	177,939
Cashless exercise of stock options	—	—	1,576	63	(63)	—	—	—
Conversion of Series C preferred stock	(1,400)	(56)	1,166,662	46,666	(46,610)	—	—	—
Issuance of Series D preferred stock	2,000	80	—	—	9,616,358	—	—	9,616,438
Net income	—	—	—	—	—	—	211,301	211,301
Preferred stock dividends	—	—	—	—	—	—	(151,000)	(151,000)

Balance at September 30, 2005	2,000	$80	14,716,047	$691,639	$42,931,737	$(6,180,000)	$23,779,311	$61,222,767

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2005. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

1. Summary of Critical Accounting Policies

The application of generally accepted accounting principles involves certain assumptions, judgments, choices and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. Contango’s critical accounting principles, which are described below, relate to the successful efforts method for costs related to natural gas and oil activities, consolidation principles and stock based compensation, cash and cash equivalents, and short-term investments.

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

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified our property sale to Edge Petroleum, effective July 1, 2004, as discontinued operations. It is our intent, however, to remain an independent natural gas and oil company engaged in the exploration, production, and acquisition of natural gas and oil.

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of September 30, 2005, the Company had $3,518,847 in cash and cash equivalents, of which $3,420,042 was invested in highly liquid AAA-rated tax-exempt money market funds.

Short Term Investments. As of September 30, 2005, the Company had $23,992,979 invested in a portfolio of periodic auction reset (“PAR”) securities, which have coupons that periodically reset to market interest rates at intervals ranging from 7 to 35 days. These PAR securities are being classified as short term investments and consist of AAA-rated tax-exempt municipal bonds. PAR securities are highly liquid and have minimal interest rate risk.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly-owned subsidiaries are fully consolidated. Exploration and development subsidiaries not wholly owned, such as 42.7% owned Republic Exploration LLC (“REX”), 50% owned Magnolia Offshore Exploration LLC (“MOE”), and 76.1% owned Contango Offshore Exploration LLC (“COE”) (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Offshore Gulf of Mexico Exploration Joint Ventures”), each as of September 30, 2005, are not controlled by the Company and are proportionately consolidated. By agreement, REX, MOE and COE have disproportionate allocations of their profits and losses among the owners. Accordingly, the Company determines its income or losses from the ventures based on a hypothetical liquidation determination of how increases or decreases in the book value of the ventures’ net assets will ultimately affect the cash payments to the Company in the event of dissolution.

By agreement, since the Company was the only owner that contributed cash to REX, MOE and COE upon formation of these two ventures, the Company consolidated 100% of the ventures’ net assets and results of operations until the ventures expended all of the Company’s initial cash contributions. Subsequent to that event, the owners’ share in the net assets of the ventures is based on their stated ownership percentages. By agreement, the owners in COE immediately share in the net assets of COE, including the Company’s initial cash contribution, based on their stated ownership percentages. The other owners of REX, MOE and COE who participated in the initial formation contributed seismic data and related geological and geophysical services to the ventures.

On September 2, 2005, the Company purchased an additional 9.4% ownership interest in each of REX and COE. Both interests were purchased from an existing owner, which prior to the sale, owned 33.3% of each of the two subsidiaries. As a result of these two purchases, the Company’s equity ownership interest in REX has increased from 33.3% to 42.7% and in COE from 66.7% to 76.1%. On September 2, 2005, an independent third party also purchased a 9.4% interest in each of REX and COE and the selling owner’s ownership interest thus decreased from 33.3% to 14.5% in each such entity.

Contango’s 10% limited partnership interest in Freeport LNG Development, L.P. (“Freeport LNG”) is accounted for at cost. As a 10% limited partner, the Company has no ability to direct or control the operations or management of the general partner.

Contango’s 32% ownership in Contango Capital Partnership Management, LLC (“CCPM”) and Contango’s 25% limited partnership interest in Contango Capital Partners, L.P. (“CCPLP”) are accounted for using the equity method. Under the equity method, only Contango’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet. CCPLP formed the Contango Capital Partners Fund, LP (the “Fund”) in January 2005. The Fund owns equity interests in a portfolio of alternative energy companies. The Fund marks these equity interests to market according to fair market values on a quarterly basis.

Recent Accounting Pronouncements. In July 2005, the Financial Accounting Standards Board (the “FASB”) issued their proposed interpretation of Statement of Financial Accounting Standards No. 109 (“FSP FAS 109-1”), “Accounting for Uncertain Tax Positions.” Their proposed interpretation seeks to reduce the significant diversity in practice associated with financial statement recognition and measurement in accounting for income taxes. As proposed, the interpretation will become effective at the end of the first fiscal year ending after December 15, 2005. Management has not yet determined the effect that the interpretation will have on the Company.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3 (“SFAS 3”), “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of 2006.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2005, the FASB issued Staff Position No. FAS 19-1 (“FSP FAS 19-1”), “Accounting for Suspended Well Costs.” FSP FAS 19-1 amends Statement of Financial Accounting Standards No. 19 (“SFAS 19”), “Financial Accounting and Reporting by Oil and Gas Producing Companies”, to allow continued capitalization of exploratory well costs beyond one year from the date drilling was completed under circumstances where the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FSP FAS 19-1 also amends SFAS 19 to require enhanced disclosures of suspended exploratory well costs in the notes to the financial statements for annual and interim periods when there has been a significant change from the previous disclosure. The guidance in FSP FAS 19-1 is effective for the first reporting period beginning after April 4, 2005. The Company adopted the new requirements in its Form 10-K for the period ended June 30, 2005. The adoption of FSP FAS 19-1 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”. This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. The Company has adopted SFAS 123(R) as of July 1, 2005. The adoption of SFAS 123(R) did not have a material impact on the Company’s consolidated financial statements or its results of operations.

Stock-Based Compensation. Effective July 1, 2001, the Company adopted the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”. Effective July 1, 2005, the Company adopted SFAS 123(R), “Share-Based Payment”. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes options-pricing model. Prior to the adoption of FASB Statement No. 123(R), the Company presented all benefits from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. FASB Statement No. 123(R) requires the benefits of tax deduction in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows. The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the quarter ended September 30, 2005 and 2004, respectively: (i) risk-free interest rate of 4.10 percent and 3.88 percent; (ii) expected lives of five years; (iii) expected volatility of 40 percent and 26 percent and (iv) expected dividend yield of zero percent.

During the three months ended September 30, 2005 and 2004, the Company recorded stock-based compensation charges of $177,939 and $84,128 to general and administrative expense, respectively. Because compensation expense is recognized over a vesting period, the effect of applying the fair value method in the initial years of implementation may not be representative of the effects on net income (loss) that will be reported in future years.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Sale of Properties - Discontinued Operations

In December 2004, the Company completed the sale of the majority of its south Texas natural gas and oil interests to Edge Petroleum Corporation for $50.0 million. The sale was approved by a majority of the Company’s stockholders at a Special Meeting of Stockholders on December 29, 2004. Approximately 16 billion cubic feet per day equivalent (“Bcfe/d”) of proven reserves were sold having a pre-tax net present value when using a 10% discount rate as of June 30, 2004 of $54.3 million. Pre-tax proceeds after netting adjustments were $40.1 million. Adjustments were made for net revenues that Contango received for production occurring after July 1, 2004, the effective date of sale, up to the post-closing date of March 29, 2005. The Company recognized a gain on sale of $16.3 million for the year ended June 30, 2005. Our sale of assets to Edge Petroleum has been classified as discontinued operations in our financial statements for all periods presented.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified our property sale to Edge Petroleum as discontinued operations. It is our intent however, to remain an independent natural gas and oil company engaged in the exploration, production, and acquisition of natural gas and oil.

The summarized financial results for discontinued operations for each of the periods ended September 30, are as follows:

Operating Results:

	Three Months Ended September 30,
	2005		2004
Revenues	$3,685		$6,092,629
Operating (expenses) credits	373,130	*	(808,013)
Depreciation expenses	—		(1,569,619)
Exploration expenses	—		(22,838)
Gain on sale of discontinued operations	23,598		—

Gain before income taxes	$400,413		$3,692,159
Provision for income taxes	(140,145)		(1,292,256)

Gain from discontinued operations, net of income taxes	$260,268		$2,399,903

*	credit due to severance tax refunds

For the three months ended September 30, 2005, operating expenses from discontinued operations resulted in a credit of $373,130 which was attributable to a credit for previously paid severance taxes. The Railroad Commission of Texas allows for a severance tax reduction on tight sand gas wells. As a result, some of our south Texas Queen City formation properties, which were included in the sale of our south Texas natural gas and oil interests to Edge Petroleum Corporation, were eligible for severance tax reduction. By contractual agreement, revenues and expenses prior to July 1, 2004, the effective date of the sale, accrue to us.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Net Income (Loss) Per Common Share

A reconciliation of the components of basic and diluted net income (loss) per share of common stock is presented in the tables below.

	Three Months Ended September 30, 2005
	Net Income (Loss)	Weighted Average Shares		Per Share
Loss from continuing operations including preferred dividends	$(199,967)	14,444,504		$(0.01)
Discontinued operations, net of income taxes	260,268	14,444,504		0.02

Basic Earnings per Share:
Net income	$60,301	14,444,504		$0.01

Effect of Potential Dilutive Securities:
Stock options and warrants	—	(a	)
Series D preferred stock	(a )	(a	)

Loss from continuing operations	$(199,967)	14,444,504		$(0.01)
Discontinued operations, net of income taxes	260,268	14,444,504		0.02

Diluted Earnings per Share:
Net income	$60,301	14,444,504		$0.01

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as income from continuing operations was in a loss position for the period	$—	1,184,000		$6.78
Series C Preferred Stock (converted during the period)	$21,000	1,166,667		$0.02
Series D Preferred Stock	$130,000	833,330		$0.16
(a) Anti-dilutive.

	Three Months Ended September 30, 2004
	Net Income (Loss)	Weighted Average Shares		Per Share
Loss from continuing operations including preferred dividends	$(1,022,003)	12,867,906		$(0.08)
Discontinued operations, net of income taxes	2,399,903	12,867,906		0.19

Basic Earnings per Share:
Net income	$1,377,900	12,867,906		$0.11

Effect of Potential Dilutive Securities:
Stock options and warrants	—	(a	)
Series C Preferred Stock	(a )	(a	)

Loss from continuing operations	$(1,022,003)	12,867,906		$(0.08)
Discontinued operations, net of income taxes	2,399,903	12,867,906		0.19

Diluted Earnings per Share:
Net income	$1,377,900	12,867,906		$0.11

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as income from continuing operations was in a loss position for the period	$—	1,149,437		$4.29

Series C Preferred Stock	$105,000	1,168,329		$0.09

(a)	Anti-Dilutive.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Acquisition of Interest in Partially-Owned Subsidiaries

On September 2, 2005, we purchased an additional 9.4% ownership interest in each of our two partially-owned offshore Gulf of Mexico exploration subsidiaries, REX for $5.6 million and COE for $1.9 million, for a total expenditure of $7.5 million. Both interests were purchased from JEX, which prior to the sale, owned 33.3% of each of the two subsidiaries. As a result of these two purchases, the Company’s equity ownership interest in REX has increased from 33.3% to 42.7% and in COE from 66.7% to 76.1%. The purchases were financed from the Company’s existing cash on hand. An independent third party also purchased a 9.4% interest in each of REX and COE from JEX for the same total purchase price of $7.5 million. JEX will continue in its capacity as the managing member of both REX and COE and following these two sales, now owns a 14.5% interest in each of REX and COE.

During the quarter ended September 30, 2005, the purchase price paid in excess of the subsidiaries net assets acquired (“purchase price allocation”) was allocated to the various assets owned by the subsidiaries. These assets include planned drilling commitments, unevaluated exploration blocks, and proven developed producing (“PDP”) properties. A significant portion of the purchase price allocation of $6.3 million was allocated to our Eugene Island 10 (“Dutch”) and Grand Isle 63/72/73 (“Liberty”) exploration prospects. Should these prospects not be successful, the Company will be required under successful efforts accounting to expense all or a portion of this allocation in addition to the drilling costs.

6. Series D Perpetual Cumulative Convertible Preferred Stock

On July 15, 2005, we sold $10.0 million of our Series D preferred stock to a group of private investors. The Series D preferred stock is perpetual and cumulative, is senior to our common stock and is convertible at any time into shares of our common stock at a price of $12.00 per share. The dividend on the Series D preferred stock can be paid quarterly in cash at a rate of 6.0% per annum or paid-in-kind at a rate of 7.5% per annum. We have filed a registration statement with the Securities and Exchange Commission, covering the 833,330 shares of common stock issuable upon conversion of the Series D preferred stock. Net proceeds associated with the private placement of the Series D preferred stock was $9,616,438, net of stock issuance costs.

7. Conversion of Series C Cumulative Convertible Preferred Stock into Common Stock

On July 19, 2005, we exercised our mandatory conversion rights pursuant to the terms of our Series C preferred stock, and converted all of the remaining 1,400 shares of our Series C preferred stock issued and outstanding into 1,166,662 shares of common stock. The outstanding shares of the Series C preferred stock had a face value of $7 million, and paid a 6.0% per annum quarterly cash dividend.

8. Investment in Freeport LNG

As of September 30, 2005, the Company has invested $3.1 million and owns a 10% limited partnership interest in Freeport LNG Development, L.P. (“Freeport LNG”), a limited partnership formed to develop a 1.5 billion cubic feet per day (“Bcf/d”) liquefied natural gas (“LNG”) receiving terminal in Freeport, Texas.

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

As of September 30, 2005, permitting of a 2.5 Bcf/d expansion is underway bringing the potential size of the facility to around 4 Bcf/d. However, Freeport LNG is contractually limited to saleable capacity of 2.65 Bcf/d. As such, the saleable capacity of the facility is expected to increase by around 1.15 Bcf/d.

9. Contango Venture Capital Corporation

Contango Venture Capital Corporation (“CVCC”), a wholly-owned subsidiary of Contango Oil & Gas Company, owns a 32% membership interest in Contango Capital Partnership Management, LLC (“CCPM”). CCPM was formed by us and other investors to invest in the energy venture capital market with a focus on domestically sourced, environmentally preferred energy technologies and to expose us to opportunities in alternative energy markets. In January 2005, CCPM formed a venture capital fund, the Contango Capital Partners, L.P. (the “Fund”), for the purpose of investing in alternative energy companies. CCPM is the general partner and manager of the Fund, in which CVCC owns a 25% limited partnership interest. As of June 30, 2005, the Fund held investments in four portfolio alternative energy companies, Trulite, Inc. Synexus Energy, Inc., Protonex Technology Corp., and Jadoo Power Systems.

During the fiscal year ended June 30, 2005, the Company recorded an approximate $0.75 million increase to our investment resulting primarily from unrealized gains of the Fund as a result of a mark-to-market adjustment that was made due to the increase in the value of our alternative energy investments, bringing our total investment, which includes the mark-to-market adjustment, to $2.3 million.

On July 1, 2005, the Fund invested $0.3 million in its fifth portfolio company, Moblize, along with CTTV Investments LLC, a subsidiary of Chevron Corporation. Moblize develops real time diagnostics and field optimization solutions for the oil and gas industry using open-standards based technologies. Moblize is currently deploying its technology in oil fields near Houston belonging to Chevron U.S.A. Inc. Our limited partnership investment share of the Fund’s investment in Moblize was approximately $0.1 million, bringing our total investment in alternative energy investments, including cumulative mark-to-market adjustments, to approximately $2.4 million. In the future, the Fund will likely make additional investments in these alternative energy companies or in other alternative energy companies. As of September 30, 2005, CVCC has an unfunded cash commitment of $0.4 million.

10. Long-Term Debt

The Company’s credit facility with Guaranty Bank, FSB is a revolving line of credit secured by the Company’s natural gas and oil reserves. Although the Company has no debt outstanding as of September 30, 2005, the revolving line of credit is being maintained and provides for a borrowing capacity of $0.1 million and matures on June 29, 2006. Borrowings will bear interest, at the Company’s option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent (1/4%) per annum. Additionally, the Company pays a quarterly commitment fee of three-eighths percent (3/8%) per annum on the average availability.

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

As of September 30, 2005, the Company was in compliance with its financial covenants, ratios and other provisions of its credit facility.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Subsequent Events

On November 7, 2005, the Company acquired certain overriding royalty interests in REX, COE and MOE offshore prospects for the purchase price of $1 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2005, previously filed with the Securities and Exchange Commission.

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

You should not unduly rely on these forward-looking statements in this report, as they speak only as of the date of this report. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. See the information under the heading “Risk Factors” in our Form 10-K for the year ended June 30, 2005 for some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in forward-looking statements.

Overview

Contango is a Houston-based, independent natural gas and oil company. The Company’s core business is to explore, develop, produce and acquire natural gas and oil properties primarily offshore in the Gulf of Mexico and onshore along the Gulf Coast. As a recent addition to our business, we now operate certain offshore prospects through our wholly-owned subsidiary, Contango Operators, Inc. (“COI”). The Company also owns a 10% interest in a limited partnership formed to develop an LNG receiving terminal in Freeport, Texas, and holds investments in companies involved in the alternative energy venture capital market with a focus on environmentally preferred energy technologies.

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

Using our capital availability to increase our reward/risk potential on selective prospects. Beginning in the spring of 2005, we decided to increase our capital investment in our onshore Fayetteville Shale prospect area as well as two of our offshore prospects: Eugene Island 10 and Grand Isle 72. Our initial capital investment in each of these three prospects is estimated to require $5 million. This represents a major increase in the risk profile of the Company which in the past has limited its dry hole risk exposure on any one well to approximately $1 million. Our estimated cost commitment could be significantly larger if we encounter difficultly in drilling our two offshore exploration wells.

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

In December 2004, we sold producing properties consisting of 39 wells in south Texas, a majority of our natural gas and oil interests, for $50.0 million to Edge Petroleum Corporation. The sale was approved by a majority of the Company’s stockholders at a Special Meeting of Stockholders on December 29, 2004. Approximately 16 Bcfe of proven reserves were sold having a pre-tax net present value when using a 10% discount rate as of June 30, 2004 of $54.3 million. Pre-tax proceeds after netting adjustments were $40.1 million.

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” we classified our property sale to Edge Petroleum as discontinued operations.

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

Structuring incentives to drive behavior. We believe that equity ownership aligns the interests of our partners, employees, and stockholders. Our directors and executive officers beneficially own approximately 20.9% of our common stock. In addition, our alliance partners co-invest in prospects that they recommend to us.

Exploration Alliances with JEX, Alta, Ameritex and Coastline

Alliance with JEX. JEX is a private company formed for the purpose of assembling domestic natural gas and oil prospects. Under our agreement with JEX, JEX generates natural gas and oil prospects and evaluates exploration prospects generated by others. JEX focuses on the Gulf of Mexico, and generates offshore exploration prospects via our affiliated companies, REX, COE and MOE (see “Offshore Gulf of Mexico Exploration Joint Ventures” below).

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

Alta Activities

Escambia County, Alabama

In January 2005, Contango and Alta elected to participate in three exploratory wells in Escambia County, Alabama. Our share of geological and geophysical costs for the three prospects was approximately $0.3 million. During the current quarter, we successfully drilled our first exploratory well, the Alta-Blackstone 10-4, for which our 75% share of dry hole costs was approximately $1.1 million. The well is in the process of being completed with our 56.3% share of completion costs estimated at $0.5 million. We expect the well to begin production in December 2005 at a rate of 500 barrels of oil per day. Our net revenue interest is approximately 42.2%. Our second exploratory well, the Alta-Blackstone 31-14 is currently drilling. Our 75% share of the drilling costs for this well is approximately $1 million. We expect to drill the third exploratory well in Escambia County, Alabama by the first calendar quarter of 2006. Our 75% share of the drilling costs for this well is estimated to be $0.8 million.

Fayetteville Shale

In March 2005, Contango and Alta entered into an agreement to acquire natural gas, oil, and mineral leases in the Fayetteville Shale play area located in Pope, Van Buren, Conway, Faulkner, Cleburne, and White Counties, Arkansas. Under the Participation Agreement, we agreed to incur lease acquisition costs for our 70% share, up to a total of $5.6 million. As of November 11, 2005, Alta had acquired or received commitments on approximately 37,000 acres at a cost of approximately $7.6 million. Our 70% share of the acquisition costs is about $5.3 million. We are continuing to purchase leases and expect to acquire a total of at least 40,000 acres.

A number of drillable prospects have been identified and we plan to begin drilling horizontal wells mid-year 2006, although delays are possible depending on the availability of drilling rigs. We are currently working to obtain a drilling rig but have not yet secured a commitment. Horizontal wells are estimated to cost approximately $1.7 to $2.0 million each with our 70% share of drilling costs estimated at $1.2 to $1.4 million. At project payout, Alta will be assigned a 20% reversionary working interest, proportionately reduced to Contango, Alta and the other participants. Alta will receive an overriding royalty interest in each lease assignment contingent on the amount of lease burden assigned to the third party royalty owners. We estimate our net revenue interest in this play, after Alta’s 20% reversionary working interest, will be 45%.

In June 2005, Alta and Contango elected to participate in two exploratory wells in the Fayetteville Shale being drilled by another independent oil and gas company. The first exploratory well, the Sneed #1-31, a vertical well, was successfully drilled last quarter and initially tested at a rate of 932 thousand cubic feet per day (“Mcf/d”). Our net revenue interest in the Sneed #1-31 well is approximately 3.2%. During the current fiscal quarter, a second vertical exploratory well, the Sneed #1-6, was also successfully drilled for which our net revenue interest is approximately 6.3%.

Alta and Contango have elected to participate as working interest owners in an additional seven exploratory wells located in the Fayetteville Shale. The same independent oil and gas company that drilled our earlier Sneed #1-31 and #1-6 wells will be the operator. These seven wells are expected to be drilled before the end of the first calendar quarter of 2006, and our net share of the total drilling costs for these seven wells is estimated at $0.9 million. Our average working interest per well is estimated to be 7.0%. The following table provides a description of the wells and our working interest.

Well Name	County, Arkansas	Working Interest (%)	Expected Spud Date
Anthony Trust 1-9H	Conway	15.5	2005
Waggoner 1-33	Conway	1.6	2005
Sneed 2-6H	Faulkner	11.3	2005
Cassell 1-20H	Faulkner	2.5	2005
Lieblong 1-15H	Faulkner	2.5	2006
Russell 1-33H	Faulkner	9.4	2006
Evans 1-32H	Van Buren	17.5	2006

Ameritex Activities

In June 2005, we successfully drilled the Gonzalez Benavides Trust #1, an exploratory well located in Zapata County, Texas. The well was completed during the current fiscal quarter and is currently producing approximately 2.5 MMcf/d. Our net revenue interest in this well is approximately 18.5%.

Ameritex has identified four prospect areas in which we have elected to participate: the Normanna, Meadow, Payday and the Caney Creek. We expect to drill all four exploratory wells by June 2006. Our working interests, estimated net revenue interests and estimated dry hole costs are as follows:

Prospect	County, Texas	Working Interest (%)	NRI (%)	Dry Hole Costs ($ million)
Normanna	Bee	25.0	14.1	1.0
Meadow	Terry	33.3	25.0	0.4
Payday	Duval	20.0	11.3	0.8
Caney Creek	Matagorda	75.0	42.2	0.4

Total				2.6

Coastline Activities

In December 2004, Coastline purchased 3-D seismic data on an approximate 41 square mile area located in Jim Hogg County, Texas. Coastline recently identified two prospects within this 41 square mile seismic area, the Northeast Prado and the East Prado prospects, and has acquired two leases of 226 and 414 acres, respectively. Coastline expects to spud the two exploratory wells in the first calendar quarter of 2006. Our share of the dry hole cost for each well is estimated at $150,000.

Sale of South Texas Properties

In December 2004, the Company completed the sale of the majority of its south Texas natural gas and oil interests to Edge Petroleum Corporation for $50.0 million. The sale was approved by a majority of the Company’s stockholders at a Special Meeting of Stockholders on December 29, 2004. Approximately 16 Bcfe of proven reserves were sold having a pre-tax net present value using a 10% discount rate as of June 30, 2004 of $54.3 million. Pre-tax proceeds after netting adjustments were $40.1 million. Adjustments were made for net revenues that Contango received for production occurring after July 1, 2004, the effective date of sale, up to the post-closing date of March 29, 2005. The Company recognized a gain on sale of approximately $16.3 million for the year ended June 30, 2005.

Offshore Gulf of Mexico Exploration Joint Ventures

Contango directly and through affiliated companies conducts exploration activities in the Gulf of Mexico. As of November 11, 2005, Contango and its affiliates have interests in 51 offshore leases. See “Offshore Properties” below for additional information on our offshore properties.

As of September 30, 2005 Contango owned a 42.7% equity interest in REX, a 76.1% equity interest in COE, and a 50.0% equity interest in MOE, all of which were formed for the purpose of generating exploration opportunities in the Gulf of Mexico. These companies have collectively licensed approximately 4,400 blocks of 3-D seismic data and have focused on identifying prospects, acquiring leases at federal and state lease sales and then selling the prospects to third parties, including Contango, subject to timed drilling obligations plus retained reversionary interests in favor of REX, COE and MOE.

Republic Exploration LLC. On September 2, 2005, Contango purchased an additional 9.4% ownership interest in REX for $5.625 million from JEX. As a result of this purchase, our equity ownership interest in REX increased from 33.3% to 42.7% in REX and as of September 30, 2005, Contango had approximately $11.3 million invested in REX. The three other members of REX are JEX, its managing member, a privately held investment company, and a privately held seismic company. REX holds a non-exclusive license to approximately 2,030 blocks of 3-D seismic data in the shallow waters of the Gulf of Mexico. This data is used to identify, acquire and exploit natural gas and oil prospects. All leases owned by REX are subject to a 3.3% overriding royalty interest in favor of the JEX prospect generation team. See “Offshore Properties” below for more information on REX’s offshore properties.

Contango Offshore Exploration LLC. On September 2, 2005, Contango purchased an additional 9.4% ownership interest in COE for $1.875 million from JEX. As a result of this purchase, our equity ownership interest in COE increased from 66.7% to 76.1%. As of September 30, 2005, Contango had approximately $15.6 million invested in COE. The two other members of COE are JEX, its managing member, and a privately held investment company and as of September 30, 2005 COE had invested approximately $13.7 million to acquire and reprocess 1,775 blocks of 3-D seismic data and to acquire leases in the Gulf of Mexico. All leases are subject to a 3.3% overriding royalty interest in favor of the JEX prospect generation team. See “Offshore Properties” below for additional information on COE’s offshore properties.

Magnolia Offshore Exploration LLC. As of September 30, 2005, Contango had approximately $0.9 million invested in MOE. Contango purchased a 50.0% working interest in MOE in October 2001. JEX is the only other member of MOE and acts as the managing member, deciding which prospects MOE may acquire, develop, and exploit. MOE owns license rights to 3-D seismic data covering 600 blocks of the Gulf of Mexico continental shelf. All leases are subject to a 3.3% overriding royalty interest in favor of the JEX prospect generation team. See “Offshore Properties” below for additional information on MOE’s offshore properties.

Current Activities. Eugene Island 76 was successfully tested in May 2005 and production is expected to begin by the end of the calendar year 2005. REX was carried in the well and owns an overriding royalty interest of 5% until payout, after which REX has the option to elect an 8.33% overriding royalty interest or a 25% working interest upon payout.

In March 2005, REX and COE were high bidders on three lease blocks that were offered at the Central Gulf of Mexico Lease Sale #194. REX acquired the West Cameron 107 lease block for approximately $0.3 million, COE acquired the Viosca Knoll 475 lease block for approximately $0.3 million and REX and COE each acquired a 50% working interest in the Eugene Island 168 lease block for approximately $0.15 million.

In July 2005, REX acquired State Lease No. 18640, a 474.5 acre tract located off the coast of Louisiana covering a portion of offshore blocks Eugene Island 10 and 11 and is located approximately three miles offshore in 11 feet of water. The purchase price for the acreage was approximately $0.7 million.

In August 2005, Hurricane Katrina struck the Gulf of Mexico and the Gulf Coast of the United States, and in September 2005, Hurricane Rita struck the same region. The Company does not at present operate or own any production platforms or pipeline facilities in the Gulf of Mexico. However, the Company does have non-operating working interests in two offshore blocks, Ship Shoal 358 and Eugene Island 113-B, and depends on third-party operators for the operation and maintenance of those production platforms. In the aftermath of Hurricanes Katrina and Rita, both of these production platforms have been examined. Ship Shoal 358 has sustained damage and is in the process of being repaired. Preliminary estimates by the operator indicate the platform will be repaired and the operator expects the impacted well to resume production in early 2006. In the case of Eugene Island-113B, the pipeline to the shore was damaged and is awaiting repair. The Company is not responsible for any of the capital costs required to repair the platforms, pipelines, or other facilities related to these wells. The Company does not expect its results from operations to be materially impacted by the temporary loss of production from these two wells.

In August 2005, COE was the high bidder on two blocks offered at the Western Gulf of Mexico Lease Sale #196, the East Breaks 366 and 410 blocks. COE was awarded the blocks in October 2005. The blocks are complementary to our East Breaks 369 and 370 prospects and are located in approximately 2,000 feet of water. The purchase price for the two blocks was approximately $0.6 million.

REX and COE have farmed out the following five lease blocks: Main Pass 221, East Breaks 369/370, Vermillion 154, and the West Cameron 133. Main Pass 221 is currently drilling and is a prospect in which COE will receive a 5.0% overriding royalty interest before payout and a 7.2% overriding royalty interest after payout.

East Breaks 369 is expected to spud during the first half of calendar year 2006 and East Breaks 370 is expected to spud prior to September 2007. COE will receive a 4.3% overriding royalty interest before payout and a 7.2% overriding royalty interest after payout on the East Breaks 369/370 prospects.

REX has entered into a letter of intent to farm out and drill an exploratory well on West Cameron 133, whereby REX will receive a 5.0% overriding royalty interest at first production with an option to escalate to either an 8.3% overriding royalty interest or receive a 25.0% working interest after payout. REX will be fully carried in the drilling costs and expects an exploratory well to be drilled in the spring of 2006. Our Vermillion 154 prospect has been farmed out and REX expects the exploratory well to commence drilling prior to July 2008.

Record title interest in the Vermilion 73 and South Marsh Island 247 leases has been assigned to a common third party. The South Marsh Island 247 prospect is in the process of being farmed out, and if successful, a timetable for drilling the prospect will then be established. REX reserves a 5.0% overriding royalty interest before payout in both prospects. In the Vermilion 73 prospect, REX also has the option after payout to maintain its 5.0% overriding royalty interest or acquire a 25.0% working interest in the prospect.

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

Contango Operators, Inc.

Contango Operators, Inc. (“COI”) is a wholly-owned subsidiary of Contango formed for the purpose of drilling exploration and development wells in the Gulf of Mexico. As part of our strategy, COI will operate and acquire significant working interests in offshore exploration and development opportunities in the Gulf of Mexico, usually under a farm-out agreement with either REX or COE. COI expects to take working interests in these prospects under the same arms-length terms offered to third party industry participants.

Current Activities. The Company has two upcoming COI operated Gulf of Mexico prospects: Eugene Island 10 (“Dutch”) and Grand Isle 72 (“Liberty”). Both prospects will be drilled under fixed turn-key drilling contracts. In the event either of these prospects is successful the Company will have the opportunity to drill additional wells and may be required to pay higher costs for rigs and related marine services as a result of the demand for such equipment related to generally strong commodity prices and the demand for offshore services.

In October 2005, COI reimbursed its two affiliates, REX and COE, $0.6 million for leasehold acquisition costs associated with the Dutch and Liberty prospects. COI will drill and operate both of these prospects in which our anticipated dry hole working interest commitments will be approximately $4 million per well.

In Dutch, COI will pay a 35% working interest through completion of the well and will have an 18.3% working interest thereafter. After a back-in by the farmor of the block, this working interest will be reduced to 13.75%. REX will pay on a 15% working interest through completion and will have a 65% working interest thereafter which will be reduced to 48.75% after the farmor’s back-in. As of November 11, 2005, COI has secured a drilling rig, consummated a turn-key drilling contract, and expects to begin drilling the initial exploratory well by calendar year-end 2005. COI’s share of the dry hole costs is approximately $4 million. The net revenue interests to COI and REX after well completion and after the farmor’s back-in working interest is estimated to be 11% and 39%, respectively.

In Liberty, COI will pay a 50% working interest through completion of the well and will have a 25% working interest thereafter. COE will be fully carried in the drilling costs through completion and will have a 50% working interest after well completion. As of November 11, 2005, COI has secured a drilling rig, consummated a turn-key drilling contract, and expects to begin drilling the initial exploratory well by calendar year-end 2005. COI’s share of dry hole costs is approximately $4 million. The net revenue interests to COI and COE after well completion is estimated to be 20% and 40%, respectively.

COI has submitted plans of exploration with the MMS as the operator of both the Eugene Island 10 and Grand Isle 72 prospects and will be the entity under which Contango will operate these offshore prospects. The plan of exploration for Eugene Island 10 has been approved by the MMS and the plan of exploration for Grand Isle 72 is currently under review by the MMS.

Offshore Properties

Producing Properties. The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico which are producing natural gas or oil as of November 1, 2005:

Area/Block	WI	NRI	Status
Contango Operators, Inc:
Eugene Island 113B	—	1.7%	Temporarily shut-in awaiting repair to pipeline from platform to shore

Republic Exploration LLC:
Eugene Island 113B	—	3.3%	Temporarily shut-in awaiting repair to pipeline from platform to shore
Eugene Island 76	(1)	5.0%	Production expected by calendar year-end 2005; Awaiting completion and pipeline connection

Contango Offshore Exploration LLC:
Ship Shoal 358, A-3 well	10.0%	7.7%	Temporarily shut-in awaiting repair to production platform

(1)	REX has a 5% of 8/8 overriding royalty interest (“ORRI”) in the lease before payout. At payout, REX may elect to either (i) escalate its ORRI in the lease from 5% to 8-1/3% of 8/8 or (ii) convert the 5% ORRI to a 25% working interest (“WI”).

Farmed-Out Properties. The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico which have been farmed out as of November 1, 2005:

Area/Block	WI	NRI	Status
Republic Exploration LLC:
Vermilion 154	(2)	(2)	Drilling expected by summer 2008
West Cameron 133	(3)	(3)	Drilling expected by spring 2006

Contango Offshore Exploration LLC:
Vermilion 154	(2)	(2)	Drilling expected by summer 2008
East Breaks 369	(4)	(4)	Drilling expected by spring 2006
East Breaks 370	(4)	(4)	Drilling expected by summer 2007
Main Pass 221	(5)	(5)	Currently drilling

(2)	REX and COE will split a 25% back-in WI after payout.
(3)	REX has a 5% of 8/8 ORRI in the lease before first production. At first production, REX may elect to either (i) escalate its ORRI in the lease from 5% to 8-1/3% of 8/8 or (ii) convert the 5% ORRI to a 25% working interest (“WI”).
(4)	COE has a 4.27% ORRI before payout and a 7.27% ORRI after payout.
(5)	COE has a 5% of 8/8 ORRI before payout. Upon payout, COE’s ORRI will escalate to 7.2% of 8/8.

Leases. The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico as of November 1, 2005.

Area/Block	WI	Acquired
Contango Operators, Inc:
East Cameron 107	33.8%	May-01

Area/Block	WI	Acquired
Republic Exploration LLC:
East Cameron 107	66.2%	May-01
West Delta 36	100.0%	May-02
Vermilion 73	(6)	Jul-02
West Cameron 174	100.0%	Jun-03
High Island 113	100.0%	Sep-03
South Timbalier 191	50.0%	May-04
Vermilion 36	100.0%	May-04
Vermilion 109	100.0%	May-04
Vermilion 134	100.0%	May-04
West Cameron 179	100.0%	May-04
West Cameron 185	100.0%	May-04
West Cameron 200	100.0%	May-04
West Delta 18	100.0%	May-04
West Delta 33	100.0%	May-04
West Delta 34	100.0%	May-04
West Delta 43	100.0%	May-04
Ship Shoal 220	50.0%	May-04
South Timbalier 240	50.0%	May-04
South Marsh Island 247	(7)	Jul-04
Vermilion 130	100.0%	Jul-04
West Cameron 80	100.0%	Jul-04
West Cameron 167	100.0%	Jul-04
Eugene Island 168	50.0%	Mar-05
West Cameron 107	100.0%	Mar-05
S-L 18640 (LA)	100.0%	Aug-05

Area/Block	WI	Acquired
Contango Offshore Exploration LLC:
Vermilion 231	100.0%	May-03
Viosca Knoll 167	100.0%	May-03
Eugene Island 209	100.0%	Jun-03
High Island A16	100.0%	Nov-03
East Breaks 283	100.0%	Nov-03
South Timbalier 191	50.0%	May-04
Grand Isle 63	100.0%	Jun-04
Grand Isle 72	100.0%	Jun-04
Grand Isle 73	100.0%	Jun-04
Ship Shoal 220	50.0%	May-04
South Timbalier 240	50.0%	May-04
Viosca Knoll 75	33.3%	May-02
Viosca Knoll 167	100.0%	May-03
Viosca Knoll 161	33.3%	Jun-03
Viosca Knoll 118	33.3%	May-04
Viosca Knoll 116	33.3%	May-05
Viosca Knoll 119	33.3%	May-05
Viosca Knoll 475	100.0%	Mar-05
Eugene Island 168	50.0%	Mar-05
East Breaks 366	100.0%	Oct-05
East Breaks 410	100.0%	Oct-05

Area/Block	WI	Acquired
Magnolia Offshore Exploration LLC:
Ship Shoal 155	100.0%	May-02
Viosca Knoll 75	16.7%	May-02
Viosca Knoll 161	16.7%	Jun-03
Viosca Knoll 118	16.7%	May-04
Viosca Knoll 211	100.0%	Jun-04
Viosca Knoll 116	16.7%	May-05
Viosca Knoll 119	16.7%	May-05

(6)	Record title interest in lease has been assigned to a third party. REX has a 5% of 8/8 ORRI in the lease before payout. At payout, REX may elect to either (i) maintain its 5% ORRI in the lease or (ii) convert the 5% ORRI to a 25% WI.
(7)	Record title interest in lease has been assigned to a third party. REX has reserved a 5% of 8/8 ORRI before payout.

Freeport LNG Development, L.P.

As of September 30, 2005, the Company has invested $3.1 million and owns a 10% limited partnership interest in Freeport LNG Development, L.P. (“Freeport LNG”), a limited partnership formed to develop a 1.5 billion cubic feet per day (“Bcf/d”) liquefied natural gas (“LNG”) receiving terminal in Freeport, Texas.

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

A majority of the Freeport LNG financing will be provided through construction funding by ConocoPhillips. Construction has started with a budget, including a significant amount of contingency, of around $780 million. ConocoPhillips has agreed to lend the project the first $460 million plus 50% of any amount above such an amount (“Tranche A”). Tranche A is estimated at around $620 million. Debt service for Tranche A is provided by the terminal use agreement with ConocoPhillips. ConocoPhillips has also agreed to loan the project the remaining 50% of construction funding above $460 million (“Tranche B”). In addition to the $160 million for Tranche B, Freeport LNG has committed to $43 million of work that is not covered by the ConocoPhillips agreements and is therefore a sole obligation of Freeport LNG. Freeport LNG is actively working to obtain third-party funding to replace the ConocoPhillips Tranche B loan, fund the additional commitments noted above (both totaling $203 million) as well as provide pre-funding of some expansion assets (discussed below). Such third-party debt will be secured primarily by payments obligated under the terminal use agreement with Dow Chemical. We do anticipate that we may, from time-to-time, be required to provide funds to the project, and intend to provide our pro rata 10% of any required equity participation. Currently, if no third-party financing is obtained by Freeport LNG, our 10% share of the project costs not financed under the ConocoPhillips agreement is approximately $4.3 million. Further, once third-party debt is drawn, the Tranche B loan from ConocoPhillips will no longer be available to Freeport LNG.

As of September 30, 2005, permitting of a 2.5 Bcf/d expansion is underway bringing the potential size of the facility to around 4 Bcf/d. However, Freeport LNG is contractually limited to saleable capacity of 2.65 Bcf/d. As such, the saleable capacity of the facility is expected to increase by around 1.15 Bcf/d. Of this expansion capacity, 300 MMcf/d of regasification capacity has been acquired by ConocoPhillips. Also, in January 2005, Freeport LNG executed a 17-year terminal use agreement with MC Global Gas Corporation, a wholly-owned subsidiary of Mitsubishi Corporation. The agreement is for 150 MMcf/d of throughput capacity in the expansion, beginning January 1, 2009. MC Global Gas Corporation has an option to increase the total capacity by an additional 100 MMcf/d, to a total of 250 MMcf/d.

Contango Venture Capital Corporation

In June 2004, our wholly-owned subsidiary, Contango Venture Capital Corporation (“CVCC”), acquired a 32% membership interest in Contango Capital Partnership Management, LLC (“CCPM”). CCPM was formed by us and other investors to invest in the energy venture capital market with a focus on domestically sourced, environmentally preferred energy technologies and to expose us to opportunities in alternative energy markets. Our initial cash contribution of $0.5 million was used to fund the initial overhead for the sourcing and management of an energy venture capital fund to be managed by CCPM. We hold two of seven seats on the board of directors of CCPM.

In July 2004, CVCC invested $0.1 million in exchange for a limited partnership interest in Trulite Energy Partners, L.P. Trulite Energy Partners, L.P. was an investor and principal shareholder of Trulite Inc (“Trulite”). Trulite develops lightweight hydrogen generators for fuel cell systems and expects to produce a prototype of a portable fuel cell in 2005. In addition, in return for management services rendered by CCPM, Trulite common stock was issued to CCPM members, including CVCC, according to their membership interests in CCPM. Synexus Energy, Inc. (“Synexus”) also paid CCPM members, including CVCC, Synexus common stock in return for management services rendered by CCPM.

In January 2005, Contango Capital Partners, L.P. was formed for the purpose of investing in the energy venture capital market and formed the Contango Capital Partners Fund, L.P. (the “Fund”). Trulite Energy Partners, L.P. was dissolved and its limited partnership interests were converted into preferred equity shares of Trulite.

In January 2005, CVCC and CCPM members contributed common shares of Trulite and Synexus to the Fund. CVCC also committed to contribute an additional $1.5 million in cash to the Fund. In exchange for these contributions of stock and cash, CVCC received a 25% limited partnership interest in the Fund. The limited partners of Trulite Energy Partners, L.P., including CVCC, contributed preferred equity shares of Trulite and Synexus and also made cash commitments to the Fund in exchange for limited partnership interests in the Fund.

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

As of January 31, 2005, the date the Fund was closed to new investment, the Fund owned equity interests in four portfolio alternative energy companies, including Trulite, Synexus, Protonex Technology Corporation, and Jadoo Power Systems. Synexus is a portable and stationary fuel cell integrator developing technology with a lightweight fuel cell stack that will create both portable and stationary power solutions for customers. Protonex Technology Corp. provides long-duration portable and remote power sources with a focus on providing solutions to the U.S. military and supplies complete power solutions and application engineering services to original equipment manufacturers customers. Jadoo Power Systems develops high energy density power products for the law enforcement, military and electronic news gathering applications.

During the fiscal year ended June 30, 2005, the Company recorded an approximate $0.75 million increase to our investment resulting primarily from unrealized gains of the Fund as a result of a mark-to-market adjustment that was made due to the increase in the value of our alternative energy investments, bringing our total investment, which includes the mark-to-market adjustment, to $2.3 million.

On July 1, 2005, the Fund invested $0.3 million in its fifth portfolio company, Moblize, along with CTTV Investments LLC, a subsidiary of Chevron Corporation. Moblize develops real time diagnostics and field optimization solutions for the oil and gas industry using open-standards based technologies. Moblize is currently deploying its technology in oil fields near Houston belonging to Chevron U.S.A. Inc. Our limited partnership investment share of the Fund’s investment in Moblize was approximately $0.1 million, bringing our total investment in alternative energy investments, including cumulative mark-to-market adjustments, to approximately $2.4 million. In the future, the Fund will likely make additional investments in these alternative energy companies or in other alternative energy companies. As of September 30, 2005, CVCC has an unfunded cash commitment of $0.4 million.

Summary of Critical Accounting Policies

The application of generally accepted accounting principles involves certain assumptions, judgments, choices and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. Contango’s critical accounting principles, which are described below, relate to the successful efforts method for costs related to natural gas and oil activities, consolidation principles and stock based compensation, cash and cash equivalents, and short-term investments.

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

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified our property sale to Edge Petroleum, effective July 1, 2004, as discontinued operations. It is our intent, however, to remain an independent natural gas and oil company engaged in the exploration, production, and acquisition of natural gas and oil.

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of September 30, 2005, the Company had $3,518,847 in cash and cash equivalents, of which $3,420,042 was invested in highly liquid AAA-rated tax-exempt money market funds.

Short Term Investments. As of September 30, 2005, the Company had $23,992,979 invested in a portfolio of periodic auction reset (“PAR”) securities, which have coupons that periodically reset to market interest rates at intervals ranging from 7 to 35 days. These PAR securities are being classified as short term investments and consist of AAA-rated tax-exempt municipal bonds. PAR securities are highly liquid and have minimal interest rate risk.

Principles of Consolidation. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly-owned subsidiaries are fully consolidated. Exploration and development subsidiaries not wholly owned, such as 42.7% owned Republic Exploration LLC (“REX”), 50% owned Magnolia Offshore Exploration LLC (“MOE”), and 76.1% owned Contango Offshore Exploration LLC (“COE”) (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Offshore Gulf of Mexico Exploration Joint Ventures”), each as of September 30, 2005, are not controlled by the Company and are proportionately consolidated. By agreement, REX, MOE and COE have disproportionate allocations of their profits and losses among the owners. Accordingly, the Company determines its income or losses from the ventures based on a hypothetical liquidation determination of how increases or decreases in the book value of the ventures’ net assets will ultimately affect the cash payments to the Company in the event of dissolution.

By agreement, since the Company was the only owner that contributed cash to REX, MOE and COE upon formation of these three ventures, the Company consolidated 100% of the ventures’ net assets and results of operations until the ventures expended all of the Company’s initial cash contributions. Subsequent to that event, the owners’ share in the net assets of the ventures is based on their stated ownership percentages. By agreement, the owners in COE immediately share in the net assets of COE, including the Company’s initial cash contribution, based on their stated ownership percentages. The other owners of REX, MOE and COE who participated in the initial formation contributed seismic data and related geological and geophysical services to the ventures.

On September 2, 2005, the Company purchased an additional 9.4% ownership interest in each of REX and COE. Both interests were purchased from an existing owner, which prior to the sale, owned 33.3% of each of the two subsidiaries. As a result of these two purchases, the Company’s equity ownership interest in REX has increased from 33.3% to 42.7% and in COE from 66.7% to 76.1%. On September 2, 2005, an independent third party also purchased a 9.4% interest in each of REX and COE and the selling owner’s ownership interest thus decreased from 33.3% to 14.5% in each such entity.

Contango’s 10% limited partnership interest in Freeport LNG Development, L.P. (“Freeport LNG”) is accounted for at cost. As a 10% limited partner, the Company has no ability to direct or control the operations or management of the general partner.

Contango’s 32% ownership in Contango Capital Partnership Management, LLC (“CCPM”) and Contango’s 25% limited partnership interest in Contango Capital Partners, L.P. (“CCPLP”) are accounted for using the equity method. Under the equity method, only Contango’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet. CCPLP formed the Contango Capital Partners Fund, LP (the “Fund”) in January 2005. The Fund owns equity interests in a portfolio of alternative energy companies. The Fund marks these equity interests to market according to fair market values on a quarterly basis.

Recent Accounting Pronouncements. In July 2005, the Financial Accounting Standards Board (the “FASB”) issued their proposed interpretation of Statement of Financial Accounting Standards No. 109 (“FSP FAS 109-1”), “Accounting for Uncertain Tax Positions.” Their proposed interpretation seeks to reduce the significant diversity in practice associated with financial statement recognition and measurement in accounting for income taxes. As proposed, the interpretation will become effective at the end of the first fiscal year ending after December 15, 2005. Management has not yet determined the effect that the interpretation will have on the Company.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3 (“SFAS 3”), “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of 2006.

In April 2005, the FASB issued Staff Position No. FAS 19-1 (“FSP FAS 19-1”), “Accounting for Suspended Well Costs.” FSP FAS 19-1 amends Statement of Financial Accounting Standards No. 19 (“SFAS 19”), “Financial Accounting and Reporting by Oil and Gas Producing Companies”, to allow continued capitalization of exploratory well costs beyond one year from the date drilling was completed under circumstances where the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FSP FAS 19-1 also amends SFAS 19 to require enhanced disclosures of suspended exploratory well costs in the notes to the financial statements for annual and interim periods when there has been a significant change from the previous disclosure. The guidance in FSP FAS 19-1 is effective for the first reporting period beginning after April 4, 2005. The Company adopted the new requirements in its Form 10-K for the period ended June 30, 2005. The adoption of FSP FAS 19-1 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”. This statement requires the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair value on the grant date. The Company has adopted SFAS 123(R) as of July 1, 2005. The adoption of SFAS 123(R) did not have a material impact on the Company’s consolidated financial statements or its results of operations.

Stock-Based Compensation. Effective July 1, 2001, the Company adopted the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”. Effective July 1, 2005, the Company adopted SFAS 123(R), “Share-Based Payment”. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes options-pricing model. Prior to the adoption of FASB Statement No. 123(R), the Company presented all benefits from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. FASB Statement No. 123(R) requires the benefits of tax deduction in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows. The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the quarter ended September 30, 2005 and 2004, respectively: (i) risk-free interest rate of 4.10 percent and 3.88 percent; (ii) expected lives of five years; (iii) expected volatility of 40 percent and 26 percent and (iv) expected dividend yield of zero percent.

During the three months ended September 30, 2005 and 2004, the Company recorded stock-based compensation charges of $177,939 and $84,128 to general and administrative expense, respectively. Because compensation expense is recognized over a vesting period, the effect of applying the fair value method in the initial years of implementation may not be representative of the effects on net income (loss) that will be reported in future years.

Overview

Contango is a Houston-based, independent natural gas and oil company. The Company’s core business is to explore, develop, produce and acquire natural gas and oil properties primarily offshore in the Gulf of Mexico and onshore along the Gulf Coast. As a recent addition to our business, we now operate certain offshore prospects through our wholly-owned subsidiary, Contango Operators, Inc. (“COI”). The Company also owns a 10% interest in a limited partnership formed to develop an LNG receiving terminal in Freeport, Texas, and holds investments in companies involved in the alternative energy venture capital market with a focus on environmentally preferred energy technologies.

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

Reserve Replacement. Generally, our producing properties offshore in the Gulf of Mexico and onshore along the Gulf Coast have high initial production rates, followed by steep declines. As a result, we must locate and develop or acquire new natural gas and oil reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and acquire natural gas and oil reserves.

Sale of proved properties. From time-to-time as part of our business strategy, we have sold, and in the future may sell some or a substantial portion of our proved reserves to capture current value, using the sales proceeds to further our natural gas and oil exploration, LNG and alternative energy investment activities.

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

MD&A Summary Data

The table below sets forth revenue, expense and production data for both continuing and discontinued operations for the quarters ended September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005	2004	%
	($000)
Revenues:
Natural gas and oil sales	$1,191	$6,672	-82%

Total revenues	$1,191	$6,672

Production:
Natural gas (million cubic feet)	91	979	-91%
Oil and condensate (thousand barrels)	6	19	-68%
Total (million cubic feet equivalent)	127	1,093	-88%

Natural gas (million cubic feet per day)	1.0	10.6	-91%
Oil and condensate (thousand barrels per day)	0.1	0.2	-50%
Total (million cubic feet per day equivalent)	1.6	11.8	-86%

Average Sales Price:
Natural gas (per thousand cubic feet)	$8.86	$5.98	48%
Oil and condensate (per barrel)	$63.61	$42.27	50%

Operating expenses	$(209)	$852	-125%
Exploration expenses	$339	$811	-58%
Depreciation, depletion and amortization	$277	$1,730	-84%
Impairment of natural gas and oil properties	$—	$112	-100%
General and administrative expenses	$922	$812	14%
Interest expense	$—	$49	-100%
Interest income	$209	$18	1061%
Gain (loss) on sale of assets and other	$233	$(41)	*

*	not meaningful

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Natural Gas and Oil Sales. We reported revenues of approximately $1.2 million for the three months ended September 30, 2005, down from approximately $6.7 million reported for the three months ended September 30, 2004. The decrease in revenue was primarily the result of the sale of our south Texas natural gas and oil interests to Edge Petroleum, completed in December 2004. The $1.2 million of revenue for the current quarter ended September 30, 2005 reflects production added from new reserves and production from properties that were not included in the sale of our south Texas properties.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the three months ended September 30, 2005 was approximately 1.0 MMcf/d of natural gas, down from approximately 10.6 MMcf/d of natural gas for the three months ended September 30, 2004. Net oil production for the comparable periods decreased from 207 barrels of oil per day to 66 barrels of oil per day. The decrease in natural gas and oil production was primarily the result of the sale of our south Texas natural gas and oil interests to Edge Petroleum. For the three months ended September 30, 2005, prices for natural gas and oil were $8.86 per Mcf and $63.61 per barrel, compared to $5.98 per Mcf and $42.27 per barrel for the three months ended September 30, 2004.

Operating Expenses. Operating expenses from continuing operations for the three months ended September 30, 2005 were $164,380. Total operating expenses for the three months ended September 30, 2005 resulted in a net credit of $208,750. The difference is due to lease operating expenses from discontinued operations for the three months ended September 30, 2005 in the form of a $373,130 credit. The credit of $373,130 was attributable to previously paid severance taxes. The Railroad Commission of Texas allows for a severance tax reduction on tight sand gas wells.

Operating expenses for the three months ended September 30, 2004 were approximately $0.9 million. Included in this amount was approximately $0.8 million of lease operating expense, approximately $0.1 million for workover costs and a $22,000 credit for production and severance taxes. The $22,000 credit for production and severance taxes for the three months ended September 30, 2004 was attributable to lower severance taxes and historic adjustments as a result of the severance tax reductions and to lower costs resulting from lower production.

Exploration Expense. We reported $339,438 of exploration expenses for the three months ended September 30, 2005. Of this amount, approximately $256,119 was related to unsuccessful wells drilled in south Texas during the period and $83,319 was attributable to the cost to acquire and reprocess 3-D seismic data. We reported approximately $0.8 million of exploration expenses for the three months ended September 30, 2004. Of this amount, approximately $0.3 million was attributable to the cost to acquire and reprocess 3-D seismic data, $0.2 million was spent on various other geological and geophysical activities, and $0.3 million was related to unsuccessful wells drilled in south Texas during the period.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended September 30, 2005 was approximately $277,084. For the three months ended September 30, 2004, we recorded approximately $1.7 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily the result of the sale of our south Texas natural gas and oil interests.

Impairment of Natural Gas and Oil Properties. No impairment of natural gas and oil properties was reported for the three months ended September 30, 2005. We reported an impairment of natural gas and oil properties of approximately $0.1 million for the three months ended September 30, 2004.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2005 were approximately $0.9 million, up from $0.8 million for the three months ended September 30, 2004.

Major components of general and administrative expenses for the three months ended September 30, 2005 included approximately $0.3 million in salaries and benefits, $0.1 million in legal, accounting, engineering and other professional fees, $0.2 million in office administration expenses, $0.1 million in insurance, and $0.2 million related to the cost of expensing stock options.

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

Interest Income. We reported interest income of $209,053 for the three months ended September 30, 2005. This compares to the $17,853 of interest income reported for the three months ended September 30, 2004. The increase is due to the higher average level of cash and cash equivalents, and short term investments.

Gain on Sale of Assets and Other. We reported a gain from continuing operations of $209,522 for the three months ended September 30, 2005, representing $228,101 in other income recognized by our partially-owned subsidiary, COE, offset by a $24,888 operating loss related to our alternative energy investments, and $6,309 in miscellaneous income. In addition, we reported a gain of $23,598 for the three months ended September 30, 2005, resulting from discontinued operations related to our property sale to Edge Petroleum. For the three months ended September 30, 2004, we reported a loss of approximately $40,500, consisting of operating losses related to our alternative energy investments.

Production, Prices, Operating Expenses, and Other

	Three Months Ended September 30,
	2005	2004
	(Dollar amounts in 000s, except per Mcfe amounts)
Production Data:
Natural gas (million cubic feet)	91	979
Oil and condensate (thousand barrels)	6	19
Total (million cubic feet equivalent)	127	1,093

Natural gas (thousand cubic feet per day)	984	10,641
Oil and condensate (barrels per day)	66	207
Total (thousand cubic feet equivalent per day)	1,380	11,883

Average sales price:
Natural gas (per thousand cubic feet)	$8.86	$5.98
Oil and condensate (per barrel)	$63.61	$42.27

Selected data per Mcfe:
Production and severance taxes	$(2.42)	$(0.02)
Lease operating expenses	$0.78	$0.80
General and administrative expenses	$7.25	$0.74
Depreciation, depletion and amortization of natural gas and oil properties	$2.07	$1.55

EBITDAX (1)	$734	$4,967

(1)	EBITDAX represents earnings before interest, income taxes, depreciation, depletion and amortization, impairment expenses, exploration expenses, including gain (loss) from hedging activities, and sale of assets and other. We have reported EBITDAX because we believe EBITDAX is a measure commonly reported and widely used by investors as an indicator of a company’s operating performance and ability to incur and service debt. We believe EBITDAX assists investors in comparing a company’s performance on a consistent basis without regard to depreciation, depletion and amortization, impairment of natural gas and oil properties and exploration expenses, which can vary significantly depending upon accounting methods. EBITDAX is not a calculation based on U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss) in measuring our performance or used as an exclusive measure of cash flow because it does not consider the impact of working capital growth, capital expenditures, debt principal reductions and other sources and uses of cash, which are disclosed in our statements of cash flows. Investors should carefully consider the specific items included in our computation of EBITDAX. While we have disclosed our EBITDAX to permit a more complete comparative analysis of our operating performance and debt servicing ability relative to other companies, investors should be cautioned that EBITDAX as reported by us may not be comparable in all instances to EBITDAX as reported by other companies. EBITDAX amounts may not be fully available for management’s discretionary use, due to requirements to conserve funds for capital expenditures, debt service, preferred stock dividends and other commitments.

A reconciliation of EBITDAX to loss from operations and operating results for discontinued operations for the periods indicated is presented below.

	Three Months Ended September 30,
	2005	2004
	(Dollar amounts in 000s)
Reconciliation of EBITDAX:
(Loss) from continuing operations	$(516)	$(1,337)
Exploration expenses	339	788
Depreciation, depletion and amortization	277	160
Impairment of natural gas and oil properties	—	112
Gain (loss) on sale of assets and other	210	(41)

EBITDAX from continuing operations	310	(318)
Income from discontinued operations before taxes	400	3,692
Exploration expenses	—	23
Depreciation, depletion and amortization	—	1,570
Gain on sale of assets and other	24	—

EBITDAX	$734	$4,967

Capital Resources and Liquidity

During the quarter ended September 30, 2005, we invested; $4.4 million in exploration and development activities, a total of $7.5 million to acquire an additional 9.4% ownership interest in each of REX and COE, $0.1 million in our 10% owned Freeport LNG project, and $0.2 million in the Contango Capital Partners Fund, L.P.

Capital Budget. For the remainder of calendar year 2005 and into 2006, we will continue to focus on developing our Fayetteville Shale play in Arkansas, as well as our two offshore prospects, Eugene Island 10 (“Dutch”) and Grand Isle 72 (“Liberty”) where we will operate through our wholly owned subsidiary, Contango Operators, Inc.

Our capital expenditure budget calls for us to invest approximately $3.9 million in the drilling of Dutch and approximately $3.8 million in the drilling of Liberty. We expect to begin drilling both of these offshore prospects before calendar year-end. In the event we have exploration success at either of our Dutch or Liberty prospects, our capital budget will be significantly increased as we will have the opportunity to drill up to another five wells at each of the prospects.

In the Fayetteville Shale, we and our partners have acquired or received commitments on approximately 37,000 acres and have identified a number of drillable prospects. Our capital budget calls for us to invest an additional $0.2 million in lease acquisition and approximately $0.9 million in the drilling of seven wells, in which we will be integrated into the lease as a working interest owner with an average working interest per well of approximately 7.0%. In addition, we expect to invest approximately $6.0 million and begin the drilling of six horizontal wells by mid-year 2006 with an estimated working interest of 50%. Our working interest share of estimated drilling costs are $0.8 to $1.0 million per well. In the event we have exploration success in our Fayetteville play, our capital budget will be significantly increased as we will have the opportunity to drill additional wells.

In addition to our Dutch, Liberty, and Fayetteville Shale prospects, our capital budget for prospect generation, exploration and development activities for calendar year 2006 calls for us to invest $0.8 million in the drilling of a third exploratory well in Alabama and $0.2 million for the drilling of an exploratory well in Louisiana with our alliance partner, Alta; $2.6 million in the drilling of four exploratory wells in south Texas with our alliance partner, Ameritex; and $0.3 million in the drilling of two exploratory wells in south Texas with our alliance partner, Coastline. Our capital budget also calls for us to invest $1.1 million in the acquisition of leasehold interests located in south Texas.

We also expect to invest an additional $0.1 million at our Freeport LNG project and an additional $0.4 million in the Contango Capital Partners Fund, LP.

Offshore, our production platform at Ship Shoal 358 and the pipeline to shore at Eugene Island-113B sustained damage during Hurricane Rita and are in the process of being repaired. We are not responsible for the capital costs required to repair the platforms, pipelines, or other facilities related to these wells and are not materially impacted by the temporary loss of production from these two wells. Both of these wells, together with an earlier discovery at Eugene Island 76 are expected to begin production in the first calendar quarter of 2006.

As of November 11, 2005, we have approximately $25 million in cash, cash equivalents, and short term investments and no debt. The Company currently has production of approximately 1.8 million cubic feet equivalent per day (“MMcfe/d”) of natural gas. Once the repairs to our non-operated offshore facilities are completed and our Eugene Island 76 and Alta Blackstone 10-4 wells begin producing, we anticipate that our first calendar quarter production will increase to approximately 3.5 to 4.0 MMcfe/d.

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

Natural Gas and Oil Reserves

The following table presents our estimated net proved, developed producing natural gas and oil reserves and the pre-tax net present value of our reserves at September 30, 2005, based on a reserve report generated by W.D. Von Gonten & Co. The pre-tax net present value is not intended to represent the current market value of the estimated natural gas and oil reserves we own.

The pre-tax net present value of future cash flows attributable to our proved reserves as of September 30, 2005 was determined by the September 30, 2005 prices of $11.04 per MMbtu for natural gas at the Houston Ship Channel and $66.24 per barrel of oil at West Texas Intermediate Posting, in each case before adjusting for basis and transportation costs. Approximately 75.2% of our proved reserves are classified as proved developed producing.

Proved Reserves as of September 30, 2005
Natural gas (MMcf)	1,229
Oil and condensate (MBbls)	70
Total proved reserves (MMcfe)	1,649

Pre-tax net present value, SEC guidelines ($000)	$11,009

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

Credit Facility

The Company’s credit facility with Guaranty Bank, FSB is a revolving line of credit secured by the Company’s natural gas and oil reserves. Although the Company has no debt outstanding as of September 30, 2005, the revolving line of credit is being maintained and provides for a borrowing capacity of $0.1 million and matures on June 29, 2006. Borrowings will bear interest, at the Company’s option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent (1/4%) per annum. Additionally, the Company pays a quarterly commitment fee of three-eighths percent (3/8%) per annum on the average availability.

The hydrocarbon borrowing base is subject to semi-annual redetermination based primarily on the value of our proved reserves. The credit facility requires the maintenance of certain ratios, including those related to working capital, funded debt to EBITDAX, and debt service coverage, as defined in the credit agreements. Additionally, the credit agreements contain certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell assets, pay dividends and reacquire or otherwise acquire or redeem capital stock. Failure to maintain required financial ratios or comply with the credit facility’s covenants can result in a default and acceleration of all indebtedness under the credit facility. As of September 30, 2005, the Company was in compliance with its financial covenants, ratios and other provisions of its credit facility.

As of November 11, 2005 the Company had approximately $25 million in cash, cash equivalents, and short term investments and no debt.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate and Credit Rating Risks. As of September 30, 2005, we had approximately $27.5 million in cash and cash equivalents, and short term investments. At September 30, 2005, approximately $0.4 million was held in our operating accounts to be used for general corporate purposes, and $3.1 million was invested in highly liquid AAA-rated tax-exempt money market funds. The remaining $24.0 million was invested in a portfolio of periodic auction reset (PAR) securities that have coupons periodically reset to market interest rates. These PAR securities are being classified as short term investments and consist of AAA-rated tax exempt municipal bonds. PAR securities are highly liquid and have minimal interest rate risk.

Our money market funds are highly liquid AAA-rated tax-exempt securities with maturities of 90 days or less. We consider all highly liquid debt instruments having an original maturity of 90 days or less to be cash equivalents.

Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of September 30, 2005, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the quarter ended September 30, 2005, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximate $0.1 million impact on our revenues.

Hedging Activities. Due to the significant volatility in natural gas prices and the potential risk of significant hedging losses if NYMEX natural gas prices spike on the date options settle, our policy is to hedge only through the purchase of puts.

Item 4. Controls and Procedures

Kenneth R. Peak, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005. Based upon that evaluation, he concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit Number	Description

2.1	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and REX Offshore Corporation, dated as of September 1, 2005. (1)

2.2	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and COE Offshore, LLC dated as of September 1, 2005. (1)

3.1	Certificate of Incorporation of Contango Oil & Gas Company. (2)

3.2	Bylaws of Contango Oil & Gas Company. (2)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (2)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (3)

4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (4)

4.2	Certificate of Designations, Preferences and Relative Rights and Limitations for Series C Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company. (5)

4.3	Certificate of Designations, Preferences and Relative Rights and Limitations for Series D Perpetual Cumulative Convertible Preferred Stock of Contango Oil & Gas Company. (6)

4.4	Securities Purchase Agreement, dated as of July 15, 2005, among Contango Oil & Gas Company and the Purchasers Named Therein. (6)

10.28	Asset Purchase Agreement, dated as of October 7, 2004, by and between Contango Oil & Gas Company; Contango STEP, L.P.; Edge Petroleum Exploration Company; and Edge Petroleum Corporation. (7)

10.30	Amendment to Limited Liability Company Agreement and Additional Agreements of Republic Exploration LLC dated as of September 1, 2005. (1)

10.32	First Amendment to Limited Liability Company Agreement and Additional Agreements of Contango Offshore Exploration LLC dated as of September 1, 2005. (1)

23.1	Consent of W.D. Von Gonten & Co. †

31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
1.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 2, 2005, as filed with the Securities and Exchange Commission on September 8, 2005.
2.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
3.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
4.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
5.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 12, 2003, as filed with the Securities and Exchange Commission on December 17, 2003.
6.	Filed as an exhibit to the Company’s Registration Statement filed on Form S-3 as filed with the Securities and Exchange Commission on August 2, 2005.
7.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 27, 2004, as filed with the Securities and Exchange Commission on October 8, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: November 14, 2005	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

Date: November 14, 2005	By:	/s/ LESIA BAUTINA
Lesia Bautina
Senior Vice President and Controller
(Principal Accounting Officer)