Form 10-Q
period 2005-12-31
CONTANGO OIL & GAS CO
filed 2006-02-13
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock, par value $0.04 per share, outstanding as of February 10, 2006 was 14,749,085.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED DECEMBER 31, 2005

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2005	June 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,199,373	$3,985,775
Short-term investments	11,813,456	25,499,869
Accounts receivable, net	1,342,388	1,423,094
Other	314,457	302,926

Total current assets	24,669,674	31,211,664

PROPERTY AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	8,456,802	4,666,048
Unproved properties, not being amortized	19,520,722	7,789,306
Furniture and equipment	229,822	197,949
Accumulated depreciation, depletion and amortization	(2,031,880)	(1,328,567)

Total property and equipment, net	26,175,466	11,324,736

OTHER ASSETS:
Cash and other assets held by affiliates	1,854,998	1,067,263
Investment in Freeport LNG Project	3,176,751	3,006,751
Investment in Contango Venture Capital Corporation	2,737,655	2,274,356
Deferred income tax asset	3,633,771	4,462,329
Other	5,822	5,822

Total other assets	11,408,997	10,816,521

TOTAL ASSETS	$62,254,137	$53,352,921

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2005	June 30, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$311,845	$435,661
Accrued exploration and development	426,919	85,608
Income taxes payable	—	1,658,548
Accrued liabilities	457,472	193,094

Total current liabilities	1,196,236	2,372,911

ASSET RETIREMENT OBLIGATION	11,093	957

SHAREHOLDERS’ EQUITY:
Convertible preferred stock, 6%, Series D, $0.04 par value, 4,000 shares authorized, 2,000 shares issued and outstanding at December 31, 2005, liquidation preference of $10,000,000 at $5,000 per share	80	—
Convertible preferred stock, 6%, Series C, $0.04 par value, 4,000 shares authorized, 1,400 shares issued and outstanding at June 30, 2005, liquidation preference of $7,000,000 at $5,000 per share	—	56
Common stock, $0.04 par value, 50,000,000 shares authorized, 17,292,585 shares issued and 14,717,585 outstanding at December 31, 2005, 15,997,809 shares issued and 13,422,809 outstanding at June 30, 2005	691,701	639,910
Additional paid-in capital	43,124,103	32,800,077
Treasury stock at cost (2,575,000 shares)	(6,180,000)	(6,180,000)
Retained earnings	23,410,924	23,719,010

Total shareholders’ equity	61,046,808	50,979,053

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,254,137	$53,352,921

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
REVENUES:
Natural gas and oil sales	$1,823,409	$1,425,983	$3,010,274	$2,005,596

Total revenues	1,823,409	1,425,983	3,010,274	2,005,596

EXPENSES:
Operating expenses	115,109	209,123	279,489	252,973
Exploration expenses	1,579,973	944,273	1,919,411	1,732,339
Depreciation, depletion and amortization	396,773	459,338	673,857	619,622
Impairment of natural gas and oil properties	—	—	—	112,000
General and administrative expense	1,099,711	1,087,051	2,021,974	1,899,524

Total expenses	3,191,566	2,699,785	4,894,731	4,616,458

LOSS FROM CONTINUING OPERATIONS BEFORE OTHER INCOME AND INCOME TAXES	(1,368,157)	(1,273,802)	(1,884,457)	(2,610,862)

OTHER INCOME (EXPENSE):
Interest expense	(96)	(22,341)	(192)	(71,317)
Interest income	190,315	15,503	399,368	33,356
Gain (loss) on sale of assets and other	32,164	(46,313)	241,686	(86,820)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,145,774)	(1,326,953)	(1,243,595)	(2,735,643)
Benefit for income taxes	457,667	465,790	506,521	957,476

LOSS FROM CONTINUING OPERATIONS	(688,107)	(861,163)	(737,074)	(1,778,167)

DISCONTINUED OPERATIONS (Note 3)
Discontinued operations, net of income taxes	469,720	14,116,542	729,988	16,516,445

NET INCOME (LOSS)	(218,387)	13,255,379	(7,086)	14,738,278
Preferred stock dividends	150,000	105,000	301,000	210,000

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(368,387)	$13,150,379	$(308,086)	$14,528,278

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$(0.06)	$(0.07)	$(0.07)	$(0.15)
Discontinued operations	0.03	1.08	0.05	1.27

Total	$(0.03)	$1.01	$(0.02)	$1.12

Diluted
Continuing operations	$(0.06)	$(0.07)	$(0.07)	$(0.15)
Discontinued operations	0.03	1.08	0.05	1.27

Total	$(0.03)	$1.01	$(0.02)	$1.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,717,570	13,049,641	14,586,862	12,960,450

Diluted	14,717,570	13,049,641	14,586,862	12,960,450

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) from continuing operations	$(737,074)	$(1,778,167)
Plus income from discontinued operations, net of income taxes	729,988	16,516,445

Net income (Loss)	(7,086)	14,738,278
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	673,857	2,202,980
Impairment of natural gas and oil properties	—	112,000
Exploration expenditures	1,667,126	839,283
Deferred income taxes	828,558	(3,495,129)
Gain on sale of assets and other	(7,276)	(16,170,823)
Stock-based compensation	370,367	177,044
Changes in operating assets and liabilities:
Decrease in accounts receivable and other	111,599	3,662,826
(Increase) in prepaid insurance	(95,959)	(16,482)
Decrease in accounts payable	(148,563)	(325,651)
Increase (decrease) in other accrued liabilities	222,754	(118,616)
Increase (decrease) in income taxes payable	(1,658,548)	9,093,743
Other	(41,594)	199

Net cash provided by operating activities	1,915,235	10,699,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(9,028,243)	(2,174,718)
Natural gas and oil exploration and development reimbursements, net of additions	—	2,654,890
Increase in net investment in affiliates	(512,058)	(812,855)
Investment in Freeport LNG Project	(170,000)	(91,783)
Sale (Purchase) of short-term investments	13,686,413	(40,075,995)
Proceeds from the sale of assets	—	40,334,692
Sales costs	—	(168,686)
Additions to furniture and equipment	(18,370)	(4,972)
(Increase) decrease in advances to operators	592,170	(438,311)
Investment in Contango Venture Capital Corporation	(456,023)	(68,860)
Acquisition of overriding royalty interests	(1,000,000)	—
Acquisition of Republic Exploration LLC and Contango Offshore Exploration LLC interests	(7,500,000)	—

Net cash (used) provided by investing activities	(4,406,111)	(846,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	2,200,000
Repayments under credit facility	—	(9,289,000)
Proceeds from exercised options, warrants and others	389,036	1,055,168
Preferred stock dividends	(301,000)	(210,000)
Proceeds from preferred equity, net of issuance costs	9,616,438	—
Debt issue costs	—	(20,200)

Net cash (used) provided by financing activities	9,704,474	(6,264,032)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,213,598	3,589,022
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,985,775	396,753

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,199,373	$3,985,775

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$710,000	$2,337,387

Cash paid for interest	$192	$64,177

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the Six Months Ended December 31, 2005
	Preferred Stock		Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2005	1,400	$56	13,422,809	$639,910	$32,800,077	$(6,180,000)	$23,719,010	$50,979,053
Exercise of stock options and warrants	—	—	125,000	5,000	377,500	—	—	382,500
Tax benefit from exercise of stock options	—	—	—	—	6,536	—	—	6,536
Expense of stock options	—	—	—	—	177,939	—	—	177,939
Cashless exercise of stock options	—	—	1,576	63	(63)	—	—	—
Conversion of Series C preferred stock	(1,400)	(56)	1,166,662	46,666	(46,610)	—	—	—
Issuance of Series D preferred stock	2,000	80	—	—	9,616,358	—	—	9,616,438
Net income	—	—	—	—	—	—	211,301	211,301
Preferred stock dividends	—	—	—	—	—	—	(151,000)	(151,000)

Balance at September 30, 2005	2,000	$80	14,716,047	$691,639	$42,931,737	$(6,180,000)	$23,779,311	$61,222,767

Expense of stock options	—	—	—	—	192,428	—	—	192,428
Other	—	—	1,538	62	(62)	—	—	—
Net loss	—	—	—	—	—	—	(218,387)	(218,387)
Preferred stock dividends	—	—	—	—	—	—	(150,000)	(150,000)

Balance at December 31, 2005	2,000	$80	14,717,585	$691,701	$43,124,103	$(6,180,000)	$23,410,924	$61,046,808

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2005. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of December 31, 2005, the Company had $11,199,373 in cash and cash equivalents, of which $10,381,391 was invested in highly liquid AAA-rated tax-exempt money market funds.

Short Term Investments. As of December 31, 2005, the Company had $11,813,456 invested in a portfolio of periodic auction reset (“PAR”) securities, which have coupons that periodically reset to market interest rates at intervals ranging from 7 to 35 days. These PAR securities are being classified as short term investments and consist of AAA-rated tax-exempt municipal bonds. PAR securities are highly liquid and have minimal interest rate risk.

Principles of Consolidation. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly-owned subsidiaries are fully consolidated. Exploration and development subsidiaries not wholly owned, such as 42.7% owned Republic Exploration LLC (“REX”), 50% owned Magnolia Offshore Exploration LLC (“MOE”), and 76.0% owned Contango Offshore Exploration LLC (“COE”) (see “Offshore Gulf of Mexico Exploration Joint Ventures” above), each as of December 31, 2005, are not controlled by the Company and are proportionately consolidated. By agreement, REX, MOE and COE have disproportionate allocations of their profits and losses among the owners. Accordingly, the Company determines its income or losses from the ventures based on a hypothetical liquidation determination of how increases or decreases in the book value of the ventures’ net assets will ultimately affect the cash payments to the Company in the event of dissolution.

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

On September 2, 2005, the Company purchased an additional 9.4% ownership interest in each of REX and COE. Both interests were purchased from an existing owner, which prior to the sale, owned 33.3% of each of the two subsidiaries. As a result of these two purchases, the Company’s equity ownership interest in REX has increased from 33.3% to 42.7% and in COE from 66.7% to 76.0%. On September 2, 2005, an independent third party also purchased a 9.4% interest in each of REX and COE and the selling owner’s ownership interest thus decreased from 33.3% to 14.6% in each such entity.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation. Effective July 1, 2001, the Company adopted the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes options-pricing model. Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”. Prior to the adoption of SFAS 123(R), the Company presented all benefits from the exercise of share-based compensation as operating cash flows in the statement of cash flows. SFAS 123(R) requires the benefits of tax deduction in excess of the compensation cost recognized for the options (excess tax benefit) to be classified as financing cash flows. The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the quarters ended December 31, 2005 and 2004, respectively: (i) risk-free interest rate of 4.33 percent and 3.61 percent; (ii) expected lives of five years; (iii) expected volatility of 40 percent and 26 percent, and (iv) expected dividend yield of zero percent.

During the three months ended December 31, 2005 and 2004, the Company recorded stock-based compensation charges of $192,428 and $92,916 to general and administrative expense, respectively.

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

Other factors that have a direct bearing on the Company’s prospects are uncertainties inherent in estimating natural gas and oil reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; the timing and costs of our future drilling, development and abandonment activities; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial resources and capacity. The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported results of operations, the amount of reported assets, liabilities and contingencies, and proved natural gas and oil reserves. We use the successful efforts method of accounting for our natural gas and oil activities.

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

The summarized financial results for discontinued operations for each of the periods ended December 31, are as follows:

Operating Results:	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Revenues	$—	$5,858,649	$3,685	$11,951,278
Operating (expenses) credits	723,046 *	(382,016)	1,096,175 *	(1,190,029)
Depreciation expenses	—	(13,739)	—	(1,583,358)
Exploration expenses	(400)	(4,073)	(400)	(26,911)
Gain on sale of discontinued operations	—	16,258,936	23,598	16,258,936

Gain before income taxes	$722,646	$21,717,757	$1,123,058	$25,409,916
Provision for income taxes	(252,926)	(7,601,215)	(393,070)	(8,893,471)

Gain from discontinued operations, net of income taxes	$469,720	$14,116,542	$729,988	$16,516,445

*	Credit due to severance tax refunds

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended December 31, 2005, operating expenses from discontinued operations resulted in a credit of $723,046 and $1,096,175, respectively. The credits were attributable to credits issued for previously paid severance taxes. The Railroad Commission of Texas allows for a severance tax reduction on tight sand gas wells. As a result, some of our south Texas Queen City formation properties, which were included in the sale of our south Texas natural gas and oil interests to Edge Petroleum Corporation, were eligible for severance tax reduction. By contractual agreement, revenues and expenses prior to July 1, 2004, the effective date of the sale, accrue to us.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Net Income (Loss) Per Common Share

A reconciliation of the components of basic and diluted net income (loss) per share of common stock is presented in the tables below.

	Three Months Ended December 31, 2005			Three Months Ended December 31, 2004
	Income (Loss)	Weighted Average Shares	Per Share	Income (Loss)	Weighted Average Shares	Per Share
Loss from continuing operations including preferred dividends	$(838,107)	14,717,570	$(0.06)	$(966,163)	13,049,641	$(0.07)
Discontinued operations, net of income taxes	469,720	14,717,570	0.03	14,116,542	13,049,641	1.08

Basic Earnings per Share:
Net income (Loss)	$(368,387)	14,717,570	$(0.03)	$13,150,379	13,049,641	$1.01

Effect of Potential Dilutive Securities:
Stock options and warrants	—	(a)		—	(a)
Series C preferred stock	—	—		(a)	(a)
Series D preferred stock	(a)	(a)		—	—

Loss from continuing operations including preferred dividends	$(838,107)	14,717,570	$(0.06)	$(966,163)	13,049,641	$(0.07)
Discontinued operations, net of income taxes	469,720	14,717,570	0.03	14,116,542	13,049,641	1.08

Diluted Earnings per Share:
Net income (Loss)	$(368,387)	14,717,570	$(0.03)	$13,150,379	13,049,641	$1.01

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as income from continuing operations was in a loss position for the period	$—	444,035	$—	$—	450,349	$—
Series C preferred stock	$—	—	$—	$105,000	1,168,329	$0.09
Series D preferred stock	$150,000	833,330	$0.18	—	—	—
(a) Anti-dilutive.

	Six Months Ended December 31, 2005			Six Months Ended December 31, 2004
	Income (Loss)	Weighted Average Shares	Per Share	Income (Loss)	Weighted Average Shares	Per Share
Loss from continuing operations including preferred dividends	$(1,038,074)	14,586,862	$(0.07)	$(1,988,167)	12,960,450	$(0.15)
Discontinued operations, net of income taxes	729,988	14,586,862	0.05	16,516,445	12,960,450	1.27

Basic Earnings per Share:
Net income (Loss)	$(308,086)	14,586,862	$(0.02)	$14,528,278	12,960,450	$1.12

Effect of Potential Dilutive Securities:
Stock options and warrants	—	(a)		—	(a)
Series C preferred stock	(a)	(a)		(a)	(a)
Series D preferred stock	(a)	(a)		—	—

Loss from continuing operations including preferred dividends	$(1,038,074)	14,586,862	$(0.07)	$(1,988,167)	12,960,450	$(0.15)
Discontinued operations, net of income taxes	729,988	14,586,862	0.05	16,516,445	12,960,450	1.27

Diluted Earnings per Share:
Net income (Loss)	$(308,086)	14,586,862	$(0.02)	$14,528,278	12,960,450	$1.12

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as income from continuing operations was in a loss position for the period	$—	448,147	$—	$—	441,125	$—
Series C preferred stock (converted during the period)	$21,000	1,166,667	$0.02	$210,000	1,168,329	$0.18
Series D preferred stock	$280,000	766,667	$0.37	—	—	—
(a) Anti-dilutive.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Acquisition of Interest in Partially-Owned Subsidiaries and Overriding Royalties

On September 2, 2005, we purchased an additional 9.4% ownership interest in each of our two partially-owned offshore Gulf of Mexico exploration subsidiaries, REX for $5.6 million and COE for $1.9 million, for a total expenditure of $7.5 million. Both interests were purchased from Juneau Exploration, L.P. (“JEX”), which prior to the sale, owned 33.3% of each of the two subsidiaries. As a result of these two purchases, the Company’s equity ownership interest in REX has increased from 33.3% to 42.7% and in COE from 66.7% to 76.0%. The purchases were financed from the Company’s existing cash on hand. An independent third party also purchased a 9.4% interest in each of REX and COE from JEX for the same total purchase price of $7.5 million. JEX will continue in its capacity as the managing member of both REX and COE and following these two sales, now owns a 14.6% interest in each of REX and COE.

During the quarter ended December 31, 2005, the purchase price paid in excess of the subsidiaries net assets acquired (“purchase price allocation”) was allocated to the various assets owned by the subsidiaries. These assets include planned drilling commitments, unevaluated exploration blocks, and proven developed producing (“PDP”) properties. A significant portion of the purchase price allocation was allocated to our Eugene Island 10 (“Dutch”) and Grand Isle 63/72/73 (“Liberty”) exploration prospects. Should these prospects not be successful, the Company will be required under successful efforts accounting to expense all or a portion of this allocation in addition to the drilling costs.

On November 7, 2005, the Company, in a separate transaction, also acquired certain overriding royalty interests in REX, COE and MOE offshore prospects for the purchase price of $1 million.

6. Series D Perpetual Cumulative Convertible Preferred Stock

On July 15, 2005, we sold $10.0 million of our Series D preferred stock to a group of private investors. The Series D preferred stock is perpetual and cumulative, is senior to our common stock and is convertible at any time into shares of our common stock at a price of $12.00 per share. The dividend on the Series D preferred stock can be paid quarterly in cash at a rate of 6.0% per annum or paid-in-kind at a rate of 7.5% per annum. Our registration statement filed with the Securities and Exchange Commission, covering the 833,330 shares of common stock issuable upon conversion of the Series D preferred stock, became effective on October 26, 2005. Net proceeds associated with the private placement of the Series D preferred stock was $9,616,438, net of stock issuance costs.

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

8. Investment in Freeport LNG

As of December 31, 2005, the Company has invested $3.2 million and owns a 10% limited partnership interest in Freeport LNG Development, L.P. (“Freeport LNG”), a limited partnership formed to develop a 1.5 billion cubic feet per day (“Bcf/d”) liquefied natural gas (“LNG”) receiving terminal in Freeport, Texas.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2005, CCPM formed a venture capital fund, the Contango Capital Partners, L.P. (the “Fund”), for the purpose of investing in alternative energy companies. As of December 31, 2005, the Fund held investments in five portfolio alternative energy companies, Trulite, Inc. Synexus Energy, Inc., Protonex Technology Corp., Jadoo Power Systems, and Moblize. CCPM is the general partner and manager of the Fund. CVCC, a 25% limited partner of the Fund, committed to contribute $1.5 million in cash to the Fund of which approximately $0.2 million remained unfunded as of December 31, 2005.

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

During the quarter ended December 31, 2005, the Fund invested an additional $0.5 million in Synexus Energy, Inc. and an additional $0.3 million in Moblize. Our limited partnership investment share of the Fund’s two investments was approximately $0.3 million, bringing our total investment in alternative energy investments, including cumulative mark-to-market adjustments, to approximately $2.7 million. In the future, the Fund may make additional investments in these same alternative energy companies or in other alternative energy companies.

10. Long-Term Debt

The Company’s credit facility with Guaranty Bank, FSB is a revolving line of credit secured by the Company’s natural gas and oil reserves. Although the Company has no debt outstanding as of December 31, 2005, the revolving line of credit is being maintained and provides for a borrowing capacity of $0.1 million and matures on June 29, 2006. Borrowings will bear interest, at the Company’s option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent (1/4%) per annum. Additionally, the Company pays a quarterly commitment fee of three-eighths percent (3/8%) per annum on the average availability.

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

As of December 31, 2005, the Company was in compliance with its financial covenants, ratios and other provisions of its credit facility.

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

You should not unduly rely on these forward-looking statements in this report, as they speak only as of the date of this report. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. See the information under the heading “Risk Factors” in this Form 10-Q for some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in forward-looking statements.

Overview

Contango is a Houston-based, independent natural gas and oil company. The Company’s core business is to explore, develop, produce and acquire natural gas and oil properties primarily offshore in the Gulf of Mexico and onshore along the Gulf Coast, and in the Arkansas Fayetteville Shale. As a recent addition to our business, we now operate certain offshore prospects through our wholly-owned subsidiary, Contango Operators, Inc. (“COI”). The Company also owns a 10% interest in a limited partnership formed to develop an LNG receiving terminal in Freeport, Texas, and holds investments in companies focused on commercializing environmentally preferred energy technologies.

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

Using our capital availability to increase our reward/risk potential on selective prospects. Beginning in the spring of 2005, we decided to increase our capital investment in certain exploration prospects, including our onshore Arkansas Fayetteville Shale prospect and two offshore Gulf of Mexico prospects: Eugene Island 10 (“Dutch”) and Grand Isle 72 (“Liberty”). Our total anticipated capital investment in each of our two offshore prospects is estimated at $5.5 million, and we have invested to date approximately $6.2 million in the Arkansas Fayetteville Shale play. This represents a major increase in the risk profile of the Company which in the past has limited its dry hole risk exposure on any one well to approximately $1.0 million. In addition, we are also planning to drill and operate two additional offshore prospects this calendar year: High Island A-279 (“Juice”) and West Delta 43 (“Skip Jack”). Our share of dry hole costs for Juice and Skip Jack are estimated at $2.8 million and $2.9 million, respectively. COI, a wholly-owned subsidiary of the Company, will drill and operate these wells.

Operating in the Gulf of Mexico. COI was formed for the purpose of drilling and operating exploration wells in the Gulf of Mexico and is a new element of our business strategy. COI is operating for the first time and has begun drilling one exploration well in the Gulf of Mexico. COI plans to drill three additional exploration wells in the Gulf of Mexico in 2006. This represents an increase in the risk profile of the Company since the Company has never before operated. COI will be the entity under which Contango will drill and operate selective offshore prospects. Estimated drilling costs could be significantly higher if we encounter difficultly in drilling offshore exploration wells.

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

Controlling general and administrative and geological and geophysical costs. Our goal is to be among the most efficient in the industry in revenue and profit per employee and among the lowest in general and administrative costs. With respect to our onshore prospects, we plan to continue outsourcing our geological, geophysical, and reservoir engineering and land functions, and partnering with cost efficient operators. We currently have six employees.

Diversified energy investments. While our core focus is the domestic exploration and production business, we will continue to seek opportunities that may include foreign exploration prospects or investments related to new and developing energy sources such as LNG and alternative energy.

Structuring incentives to drive behavior. We believe that equity ownership aligns the interests of our partners, employees, and stockholders. Our directors and executive officers beneficially own approximately 23.6% of our common stock. In addition, our alliance partners co-invest in prospects that they recommend to us.

Exploration Alliances with JEX, Alta, Coastline and Ameritex

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

Alliance with Alta. Alta Resources, LLC (“Alta”) is a private company formed for the purpose of assembling domestic, onshore natural gas and oil prospects. Our arrangement with Alta generally provides for us to pay our share of seismic and lease costs, with Alta generally receiving a negotiated overriding royalty interest and a carried or back-in working interest.

As a result of the Company’s recent and continuing intent to focus on developing our Fayetteville Shale Play in Arkansas and our offshore Gulf of Mexico prospects, we have elected to discontinue our South Texas drilling program with Ameritex Minerals and Exploration, Ltd. (“Ameritex”) and Coastline Exploration, Inc. (“Coastline”) following the drilling of our two shallow prospects in south Texas. Both of these two Coastline prospects are scheduled to begin drilling before the end of February 2006.

Onshore Exploration and Properties

JEX Activities

JEX is focused on prospect generation via our affiliated offshore Gulf of Mexico exploration companies. See “Offshore Gulf of Mexico Exploration and Joint Ventures”.

Alta Activities

Escambia County, Alabama

In January 2005, Contango and Alta elected to participate in three exploratory wells in Escambia County, Alabama: the Alta-Blackstone 10-4, the Alta-Blackstone 31-14 and the Alta-Blackstone 10-2.

During the quarter ended September 30, 2005, we drilled our first exploratory well, the Alta-Blackstone 10-4, which has been completed and is expected to begin producing in February 2006 at a rate of approximately 500 barrels of oil per day. Our net revenue interest in the well is 42.9%.

During the quarter ended December 31, 2005, we successfully drilled a second exploratory well, the Alta-Blackstone 31-14, for which our 75% share of the dry hole costs was approximately $1.1 million. This well has been completed with our 56.3% share of completion costs estimated at $0.5 million. We expect the Alta-Blackstone 31-14 well to start producing by the end of March 2006, following construction of pipeline and metering facilities, at a rate of approximately 250 barrels of oil per day. Our net revenue interest in the Alta-Blackstone 31-14 is expected to be 42.2%.

Also during the quarter ended December 31, 2005, we drilled a third exploratory well, the Alta Blackstone 10-2, which was determined to be a dry hole and is in the process of being plugged and abandoned. Our 75% share of dry hole costs is estimated at $1.2 million.

Fayetteville Shale

In March 2005, Contango and Alta entered into an agreement to acquire natural gas, oil, and mineral leases in the Arkansas Fayetteville Shale Play area located in Pope, Van Buren, Conway, Faulkner, Cleburne, and White Counties, Arkansas. As of February 10, 2006, we and our partners have acquired or received commitments on approximately 40,000 net mineral acres at a cost of approximately $8.8 million. Our 70% share of the acquisition costs is approximately $6.2 million.

Recently, the Arkansas Oil & Gas Commission approved five 640-acre drilling units in Conway County, Arkansas that we estimate will allow our partnership to drill and operate approximately 45 horizontal wells. The horizontal wells are estimated to cost approximately $2.0 million each. We estimate our net revenue interest in this play will be approximately 45%.

Currently, we are in the process of clearing ground and preparing surface for road access and well locations on our first two well sites. We expect to begin drilling both wells by the end of the first calendar quarter 2006.

In addition, we have been integrated into 15 wells located in the Arkansas Fayetteville Shale that are being operated by a third party independent oil and gas exploration company. Four of these wells are vertical natural gas wells that are currently producing. The remaining 11 horizontal wells are either being drilled or are expected to be drilled over the next three months with our net share of the total drilling costs estimated at $1.2 million. Our average working interest per well is approximately 7.0%.

The following table provides a description of our integrated wells in the Arkansas Fayetteville Shale along with our net working interest.

Well Name	County, Arkansas	Contango’s Working Interest (%)	Well Status
Sneed 1-31	Cleburne	4.0	Producing
Sneed 1-6	Faulkner	7.9	Producing
Waggoner 1-33	Conway	1.1	Producing
Sneed 2-6H	Faulkner	7.9	Producing
Cassell 1-20H	Van Buren	1.8	Drilling
Evans 1-32H	Van Buren	12.2	Drilling
Evans 2-32H	Van Buren	12.2	Drilling
Sneed 2-31H	Cleburne	4.0	Drilling
Lieblong 1-15H	Faulkner	1.8	Drilling
Anthony Trust 1-9H	Conway	10.9	Spud in 2006
Cassell 2-20H	Van Buren	1.8	Spud in 2006
Russell 2-33H	Van Buren	6.6	Spud in 2006
Jameson 1-15H	Faulkner	6.6	Spud in 2006
Russell 1-33H	Van Buren	6.6	Spud in 2006
Sneed 3-6H	Faulkner	7.9	Spud in 2006

Coastline Activities

In December 2004, Coastline purchased 3-D seismic data on an approximate 41 square mile area located in Jim Hogg County, Texas. Coastline recently identified two prospects within this seismic area and has acquired two leases that cover 226 and 414 acres, respectively. Coastline expects to drill both prospects in the first calendar quarter of 2006. Our share of the dry hole costs for both wells is approximately $0.3 million.

Offshore Gulf of Mexico Exploration Joint Ventures

Contango directly and through affiliated companies conducts exploration activities in the Gulf of Mexico. As of February 10, 2006, Contango and its affiliates have interests in 52 offshore leases. See “Offshore Properties” below for additional information on our offshore properties.

As of December 31, 2005 Contango owned a 42.7% equity interest in REX, a 76.0% equity interest in COE, and a 50.0% equity interest in MOE, all of which were formed for the purpose of generating exploration opportunities in the Gulf of Mexico. These companies have collectively licensed approximately 4,400 blocks of 3-D seismic data and have focused on identifying prospects, acquiring leases at federal and state lease sales and then selling the prospects to third parties, including Contango, subject to timed drilling obligations plus retained reversionary interests in favor of REX, COE and MOE.

Republic Exploration LLC. On September 2, 2005, Contango purchased an additional 9.4% ownership interest in REX for $5.625 million from JEX. As a result of this purchase, our equity ownership interest in REX increased from 33.3% to 42.7% in REX and as of December 31, 2005, Contango had approximately $11.4 million invested in REX. The three other members of REX are JEX, its managing member, a privately held investment company, and a privately held seismic company. REX holds a non-exclusive license to approximately 2,030 blocks of 3-D seismic data in the shallow waters of the Gulf of Mexico. This data is used to identify, acquire and exploit natural gas and oil prospects. All leases owned by REX are subject to a 3.3% overriding royalty interest in favor of the JEX prospect generation team. See “Offshore Properties” below for more information on REX’s offshore properties.

Contango Offshore Exploration LLC. On September 2, 2005, Contango purchased an additional 9.4% ownership interest in COE for $1.875 million from JEX. As a result of this purchase, our equity ownership interest in COE increased from 66.7% to 76.0%. As of December 31, 2005, Contango had approximately $15.6 million invested in COE. The two other members of COE are JEX, its managing member, and a privately held investment company and as of December 31, 2005 COE had invested approximately $13.8 million to acquire and reprocess 1,775 blocks of 3-D seismic data and to acquire leases in the Gulf of Mexico. All leases are subject to a 3.3% overriding royalty interest in favor of the JEX prospect generation team. See “Offshore Properties” below for additional information on COE’s offshore properties.

Magnolia Offshore Exploration LLC. As of December 31, 2005, Contango had approximately $0.9 million invested in MOE. Contango purchased a 50.0% working interest in MOE in October 2001. JEX is the only other member of MOE and acts as the managing member, deciding which prospects MOE may acquire, develop, and exploit. MOE owns license rights to 3-D seismic data covering 600 blocks of the Gulf of Mexico continental shelf. All leases are subject to a 3.3% overriding royalty interest in favor of the JEX prospect generation team. See “Offshore Properties” below for additional information on MOE’s offshore properties.

Current Activities. Eugene Island 76, a REX prospect, was successfully tested in 2005 and began producing in January 2006. The well is currently producing at approximately 6 MMcf/d. REX owns an overriding royalty interest of 5% until payout, after which REX has the option to elect an 8.33% overriding royalty interest or a 25% working interest upon payout.

In July 2005, REX acquired State Lease No. 18640, a 474.5 acre tract located off the coast of Louisiana covering a portion of offshore blocks Eugene Island 10 and 11 and is located approximately three miles offshore. The purchase price for the acreage was approximately $0.7 million. In January 2006, REX acquired for a purchase price of approximately $0.1 million, State Lease No. 18860, a 335.91 acre tract located in proximity to State Lease No. 18640.

In August 2005, Hurricane Katrina struck the Gulf of Mexico and the Gulf Coast of the United States, and in September 2005, Hurricane Rita struck the same region. The Company does not at present operate or own any production platforms or pipeline facilities in the Gulf of Mexico. However, the Company does have non-operating working interests in two offshore blocks, Ship Shoal 358 and Eugene Island 113-B, and depends on third-party operators for the operation and maintenance of those production platforms. In the aftermath of the hurricanes, both of these platforms sustained damage and are in the process of being repaired. Eugene Island-113B is expected to resume production in February 2006 while Ship Shoal 358 is not expected to resume production until calendar year-end 2006. The Company is not responsible for any of the capital costs required to repair the damaged platforms, pipelines, or other damaged facilities related to these wells. The Company does not expect its results from operations to be materially impacted by the temporary loss of production from these two wells.

In October 2005, COE was awarded two offshore blocks, the East Breaks 366 and East Breaks 410, for an aggregate purchase price of approximately $0.6 million. The blocks are complementary to our East Breaks 369 and 370 prospects and are located in approximately 2,000 feet of water.

REX and COE have farmed out the following lease blocks: Main Pass 221, East Breaks 369/370, and Vermillion 154. Main Pass 221 is currently drilling and is a prospect in which COE will receive at first production a 5.0% overriding royalty interest before payout and a 7.2% overriding royalty interest after payout. East Breaks 369 and East Breaks 370 are expected to spud in 2007. COE will receive a 4.3% overriding royalty interest before project payout and a 7.2% overriding royalty interest after project payout on the East Breaks 369/370 prospects. Vermillion 154 has been farmed out, and the operator expects to drill an exploratory well prior to July 2008. During the quarter, the agreement to farm out and drill an exploratory well on West Cameron 133 was cancelled and two lease blocks, Viosca Knoll 116 and 119, were relinquished to the MMS.

Record title interests in the Vermilion 73 and South Marsh Island 247 leases have been assigned to a common third party. A timetable for drilling the two prospects has not yet been established. Under the farm-out agreement, REX reserves a 5.0% overriding royalty interest before payout in both prospects. In the Vermilion 73 prospect, REX also has the option after payout to maintain its 5.0% overriding royalty interest or acquire a 25.0% working interest in the prospect.

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

Contango Operators, Inc.

COI is a wholly-owned subsidiary of Contango formed for the purpose of drilling exploration and development wells in the Gulf of Mexico. As part of our strategy, COI will operate and acquire significant working interests in offshore exploration and development opportunities in the Gulf of Mexico, usually under a farm-out agreement with either REX or COE. COI expects to take working interests in these prospects under the same arms-length terms offered to third party industry participants. COI may also operate and acquire significant working interests in offshore exploration and development opportunities under farm-in agreements with third parties.

Current Activities. In January 2006, COI began the drilling of its first offshore Gulf of Mexico prospect, Grand Isle 72 (“Liberty”). COI’s share of dry hole costs was approximately $4.0 million. The prospect is being drilled under a fixed turn-key drilling contract. COI will pay a 50% working interest through completion of the well and will pay a 25% working interest thereafter. COE will be fully carried in the drilling costs through completion and will have a 50% working interest after well completion. The net revenue interests to COI and COE after well completion is estimated to be 20% and 40%, respectively.

COI expects to begin drilling its second offshore prospect, Eugene Island 10 (“Dutch”) in March 2006. COI will pay a 35% working interest through completion of the well and will pay a 18.3% working interest thereafter. After a back-in by the farmor of the block, this working interest will be reduced to 13.75%. REX will pay a 15% working interest through completion and will have a 65% working interest thereafter, reduced to 48.75% after the farmor’s back-in. COI’s share of the dry hole costs is estimated to be $3.9 million. The prospect is being drilled under a fixed turn-key drilling contract. The net revenue interests to COI and REX after well completion and after the farmor’s back-in working interest is estimated to be 11% and 39%, respectively.

In the event either Liberty or Dutch is successful the Company will have the opportunity to drill additional wells but may be required to pay higher costs for rigs and related marine services as a result of the demand for such equipment related to generally strong commodity prices and the demand for offshore services.

COI is in the process of developing plans of exploration to drill and operate two additional offshore prospects: REX-generated prospect in West Delta 43 (“Skip Jack”) and a farm-in at High Island A-279 (“Juice”). Our share of dry hole costs for Juice and Skip Jack are estimated at $2.8 million and $2.9 million, respectively.

In High Island A-279, COI will pay a 63.3% working interest before casing point and a 50% working interest at casing point and thereafter. COI expects to begin drilling High Island A-279 before calendar year-end 2006. COI is in the process of finalizing its participation agreement for West Delta 43, under which it will pay a 50% working interest before first production and will have a 35% working interest thereafter. REX will be fully carried in the costs of drilling and completing the well and will also be carried in the costs of constructing production and pipeline facilities. REX will assume a 30% working interest thereafter. COI expects to begin drilling West Delta 43 before calendar year-end 2006.

Offshore Properties

Producing Properties. The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico which are producing natural gas or oil as of February 10, 2006:

Area/Block	WI	NRI	Status
Contango Operators, Inc:
Eugene Island 113B	—	1.7%	Temporarily shut-in awaiting repair to production platform

Republic Exploration LLC:
Eugene Island 113B	—	3.3%	Temporarily shut-in awaiting repair to production platform
Eugene Island 76	(1)	5.0%	Producing

Contango Offshore Exploration LLC:
Ship Shoal 358, A-3 well	10.0%	7.7%	Temporarily shut-in awaiting repair to production platform

(1)	REX has a 5% of 8/8 overriding royalty interest (“ORRI”) in the lease before payout. At payout, REX may elect to either (i) escalate its ORRI in the lease from 5% to 8-1/3% of 8/8 or (ii) convert the 5% ORRI to a 25% working interest (“WI”).

Farmed-Out Properties. The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico which have been farmed out as of February 10, 2006:

Area/Block	WI	NRI	Status
Republic Exploration LLC:
Vermilion 154	(2)	(2)	Drilling expected by summer 2008

Contango Offshore Exploration LLC:
Main Pass 221	(3)	(3)	Currently drilling
East Breaks 369	(4)	(4)	Drilling expected by summer 2007
East Breaks 370	(4)	(4)	Drilling expected by winter 2007
Vermilion 154	(2)	(2)	Drilling expected by summer 2008

(2)	REX and COE will split a 25% back-in WI after payout.
(3)	COE has a 5% of 8/8 ORRI before payout. Upon payout, COE’s ORRI will escalate to 7.2% of 8/8.
(4)	COE will receive a 4.27% ORRI before project payout and a 7.27% ORRI after project payout.

Farmed-In Properties. The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico which have been farmed in as of February 10, 2006:

Area/Block	WI	NRI	Status
Contango Operators, Inc:
Eugene Island 10	(5)	(5)	Drilling expected by spring 2006
High Island A-279	(6)	(6)	Drilling expected by calendar year-end 2006

Republic Exploration LLC:
Eugene Island 10	(5)	(5)	Drilling expected by spring 2006

(5)	COI has a 35% WI through completion, an 18.3% WI after completion, and a 13.75% WI following a farmor back-in of 25%. COI will be awarded the lease on a produce-to-earn basis. REX has a 15% WI through completion, a 65.0% WI after completion, and a 48.75% WI following a farmor back-in of 25%.
(6)	COI has a 63.3% WI before casing point and a 50% WI at casing point and thereafter.

Leases. The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico as of February 10, 2006.

Area/Block	WI	Lease Date
Contango Operators, Inc:
East Cameron 107	33.8%	May-01

Area/Block	WI	Lease Date
Republic Exploration LLC:
East Cameron 107	66.2%	May-01
West Delta 36	100.0%	May-02
Vermilion 73	(7)	Jul-02
West Cameron 174	100.0%	Jul-03
High Island 113	100.0%	Oct-03
South Timbalier 191	50.0%	May-04
Vermilion 36	100.0%	May-04
Vermilion 109	100.0%	May-04
Vermilion 134	100.0%	May-04
West Cameron 133	100.0%	Jun-04
West Cameron 179	100.0%	May-04
West Cameron 185	100.0%	May-04
West Cameron 200	100.0%	May-04
West Delta 18	100.0%	May-04
West Delta 33	100.0%	May-04
West Delta 34	100.0%	May-04
West Delta 43	100.0%	May-04
Ship Shoal 220	50.0%	Jun-04
South Timbalier 240	50.0%	Jun-04
South Marsh Island 247	(8)	Jul-04
Vermilion 130	100.0%	Jul-04
West Cameron 80	100.0%	Jun-04
West Cameron 167	100.0%	Jun-04
Eugene Island 168	50.0%	Jun-05
West Cameron 107	100.0%	May-05
S-L 18640 (LA)	100.0%	Jul-05
S-L 18860 (LA)	100.0%	Jan-06

Area/Block	WI	Lease Date
Contango Offshore Exploration LLC:
Vermilion 231	100.0%	May-03
Eugene Island 209	100.0%	Jul-03
High Island A16	100.0%	Dec-03
East Breaks 283	100.0%	Dec-03
South Timbalier 191	50.0%	May-04
Grand Isle 63	50.0%	May-04
Grand Isle 72	50.0%	May-04
Grand Isle 73	50.0%	May-04
Ship Shoal 220	50.0%	Jun-04
South Timbalier 240	50.0%	Jun-04
Viosca Knoll 75	33.3%	May-02
Viosca Knoll 167	100.0%	May-03
Viosca Knoll 161	33.3%	Jul-03
Viosca Knoll 118	33.3%	Jun-04
Viosca Knoll 475	100.0%	May-05
Eugene Island 168	50.0%	Jun-05
East Breaks 366	100.0%	Nov-05
East Breaks 410	100.0%	Nov-05

Area/Block	WI	Lease Date
Magnolia Offshore Exploration LLC:
Ship Shoal 155	100.0%	May-02
Viosca Knoll 75	16.7%	May-02
Viosca Knoll 161	16.7%	Jul-03
Viosca Knoll 118	16.7%	Jun-04
Viosca Knoll 211	100.0%	Jul-04

(7)	Record title interest in lease has been assigned to a third party. REX has a 5% of 8/8 ORRI in the lease before payout. At payout, REX may elect to either (i) maintain its 5% ORRI in the lease or (ii) convert the 5% ORRI to a 25% WI.
(8)	Record title interest in lease has been assigned to a third party. REX has reserved a 5% of 8/8 ORRI before payout.

Freeport LNG Development, L.P.

As of December 31, 2005, the Company has invested $ 3.2 million and owns a 10% limited partnership interest in Freeport LNG Development, L.P. (“Freeport LNG”), a limited partnership formed to develop a 1.5 billion cubic feet per day (“Bcf/d”) liquefied natural gas (“LNG”) receiving terminal in Freeport, Texas.

In July 2004, Freeport LNG finalized its transaction with ConocoPhillips for the financing, construction and use of the LNG receiving terminal in Freeport, Texas. ConocoPhillips executed a terminal use agreement for 1.0 Bcf/d of regasification capacity, purchased a 50% interest in the general partner managing the Freeport LNG project and agreed to provide construction funding to the venture. This construction funding will be non-recourse to Contango. Dow Chemical has also executed a terminal use agreement for regasification capacity of 500 million cubic feet per day (“MMcf/d”) and, in an unrelated transaction with another limited partner, has purchased a 15% limited partnership interest in Freeport LNG. Freeport LNG is responsible for the commercial activities of the partnership, while ConocoPhillips, under a construction advisory and management agreement, is managing the construction of the facility.

In January 2005, Freeport LNG received its authorization to commence construction of the first phase (“Phase I”) of its terminal from the Federal Energy Regulatory Commission (the “FERC”) and construction of the 1.5 Bcf/d facility commenced on January 17, 2005. The terminal’s Phase I capacity has been sold to ConocoPhillips (1.0 Bcf/d) and Dow Chemical Company (0.5 Bcf/d) and construction is expected to be completed by January 2008. The engineering, procurement and construction contractor is a consortium of Technip USA, Zachry Construction of San Antonio, and Saipem SpA of Italy.

A majority of the Freeport LNG financing is being provided by ConocoPhillips through a $620 million construction loan, with debt service being provided by the terminal use agreement with ConocoPhillips. Additional financing has been obtained through a $383 million private placement note issuance by Freeport LNG which closed on December 19, 2005. The funds from the notes will be used to fund Phase I construction of Freeport LNG’s liquefied natural gas regasification terminal, which will have a send-out capacity of 1.75Bcf/d. The funds will also be used to fund the development of a 7.5 Bcf gas storage salt cavern and a portion of the cost of an expansion of the LNG terminal (“Phase II”). The notes are being secured primarily by payments obligated under the terminal use agreement with Dow Chemical.

Phase II expansion of the LNG terminal will include a second LNG unloading dock and 0.5 Bcf per day of additional send-out capacity. Phase II capacity has been sold to MC Global Gas Corporation, a wholly-owned subsidiary of Mitsubishi Corporation and ConocoPhillips under long-term contracts. Expansion applications have been submitted to the FERC and other government agencies and assuming approval of these applications in mid-2006, Phase II capacity is expected to be available in 2009. Future expansions of the terminal which were included in the current applications are planned and will be constructed as additional capacity is sold.

Although we anticipate that we may, from time-to-time, be required to provide funds to the Freeport LNG project, and intend to provide our pro rata 10% of any required equity participation, we believe the project will continue through Phase I construction and Phase II development with no further significant funds likely being required from Contango.

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

In July 2004, CVCC invested $0.1 million in exchange for a limited partnership interest in Trulite Energy Partners, L.P. Trulite Energy Partners, L.P. was an investor and principal shareholder of Trulite Inc (“Trulite”). Trulite develops lightweight hydrogen generators for fuel cell systems. In addition, in return for management services rendered by CCPM, Trulite common stock was issued to CCPM members, including CVCC, according to their membership interests in CCPM. Synexus Energy, Inc. (“Synexus”) also paid CCPM members, including CVCC, Synexus common stock in return for management services rendered by CCPM.

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

In the current quarter, the Fund invested an additional $0.5 million in Synexus Energy, Inc. and an additional $0.3 million in Moblize. Our limited partnership investment share of the Fund’s two investments was approximately $0.3 million, bringing our total investment in alternative energy investments, including cumulative mark-to-market adjustments, to approximately $2.7 million. As of December 31, 2005, CVCC had an unfunded cash commitment of approximately $0.2 million.

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

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of December 31, 2005, the Company had $11,199,373 in cash and cash equivalents, of which $10,381,391 was invested in highly liquid AAA-rated tax-exempt money market funds.

Short Term Investments. As of December 31, 2005, the Company had $11,813,456 invested in a portfolio of periodic auction reset (“PAR”) securities, which have coupons that periodically reset to market interest rates at intervals ranging from 7 to 35 days. These PAR securities are being classified as short term investments and consist of AAA-rated tax-exempt municipal bonds. PAR securities are highly liquid and have minimal interest rate risk.

Principles of Consolidation. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly-owned subsidiaries are fully consolidated. Exploration and development subsidiaries not wholly owned, such as 42.7% owned Republic Exploration LLC (“REX”), 50% owned Magnolia Offshore Exploration LLC (“MOE”), and 76.0% owned Contango Offshore Exploration LLC (“COE”) (see “Offshore Gulf of Mexico Exploration Joint Ventures” above), each as of December 31, 2005, are not controlled by the Company and are proportionately consolidated. By agreement, REX, MOE and COE have disproportionate allocations of their profits and losses among the owners. Accordingly, the Company determines its income or losses from the ventures based on a hypothetical liquidation determination of how increases or decreases in the book value of the ventures’ net assets will ultimately affect the cash payments to the Company in the event of dissolution.

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

On September 2, 2005, the Company purchased an additional 9.4% ownership interest in each of REX and COE. Both interests were purchased from an existing owner, which prior to the sale, owned 33.3% of each of the two subsidiaries. As a result of these two purchases, the Company’s equity ownership interest in REX has increased from 33.3% to 42.7% and in COE from 66.7% to 76.0%. On September 2, 2005, an independent third party also purchased a 9.4% interest in each of REX and COE and the selling owner’s ownership interest thus decreased from 33.3% to 14.6% in each such entity.

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

Stock-Based Compensation. Effective July 1, 2001, the Company adopted the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes options-pricing model. Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”. Prior to the adoption of SFAS 123(R), the Company presented all benefits from the exercise of share-based compensation as operating cash flows in the statement of cash flows. SFAS 123(R) requires the benefits of tax deduction in excess of the compensation cost recognized for the options (excess tax benefit) to be classified as financing cash flows. The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the quarters ended December 31, 2005 and 2004, respectively: (i) risk-free interest rate of 4.33 percent and 3.61 percent; (ii) expected lives of five years; (iii) expected volatility of 40 percent and 26 percent, and (iv) expected dividend yield of zero percent.

During the three months ended December 31, 2005 and 2004, the Company recorded stock-based compensation charges of $192,428 and $92,916 to general and administrative expense, respectively.

MD&A Summary Data

The table below sets forth revenue, expense and production data for both continuing and discontinued operations for the quarters ended December 31, 2005 and 2004.

	Three Months Ended December 31,			Six Months Ended December 31,
	2005	2004	%	2005	2004	%
Revenues:	($000)			($000)
Natural gas and oil sales	$1,823	$7,285	-75%	$3,014	$13,957	-78%

Production:
Natural gas (million cubic feet)	135	931	-85%	226	1,910	-88%
Oil and condensate (thousand barrels)	9	19	-53%	15	39	-62%
Total (million cubic feet equivalent)	189	1,045	-82%	316	2,144	-85%
Natural gas (million cubic feet per day)	1.5	10.1	-85%	1.2	10.4	-88%
Oil and condensate (thousand barrels per day)	0.1	0.2	-51%	0.1	0.2	-59%
Total (million cubic feet per day equivalent)	2.1	11.3	-82%	1.8	11.6	-85%

Average Sales Price:
Natural gas (per thousand cubic feet)	$10.30	$6.85	50%	$9.72	$6.41	52%
Oil and condensate (per barrel)	$50.18	$46.95	7%	$55.77	$44.61	25%

Operating (income) expenses	$(608)	$591	*	$(817)	$1,443	*
Exploration expenses	$1,580	$948	67%	$1,920	$1,759	9%
Depreciation, depletion and amortization	$397	$473	-16%	$674	$2,203	-69%
Impairment of natural gas and oil properties	$—	$—	*	$—	$112	-100%
General and administrative expenses	$1,100	$1,087	1%	$2,022	$1,900	6%
Interest income	$190	$16	1088%	$399	$33	1109%
Gain on sale of assets and other	$32	$16,213	*	$265	$16,172	*

*	not meaningful

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Natural Gas and Oil Sales. We reported revenues of approximately $1.8 million for the three months ended December 31, 2005, down from approximately $7.3 million reported for the three months ended December 31, 2004. The decrease in revenue was primarily the result of the sale of our south Texas natural gas and oil interests to Edge Petroleum, completed in December 2004. The $1.8 million of revenue for the current quarter ended December 31, 2005 reflects production added from new reserves and production from properties that were not included in the sale of our south Texas properties.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the three months ended December 31, 2005 was approximately 1.5 MMcf/d of natural gas, down from approximately 10.1 MMcf/d of natural gas for the three months ended December 31, 2004. Net oil production for the comparable periods decreased from 209 barrels of oil per day to 93 barrels of oil per day. The decrease in natural gas and oil production was primarily the result of the sale of our south Texas natural gas and oil interests to Edge Petroleum. For the three months ended December 31, 2005, prices for natural gas and oil were $10.30 per Mcf and $50.18 per barrel, compared to $6.85 per Mcf and $46.95 per barrel for the three months ended December 31, 2004.

Operating Expenses. Operating expenses from continuing operations for the three months ended December 31, 2005 were $115,909. Total operating expenses for the three months ended December 31, 2005 resulted in a net credit of $607,936. The difference is due to lease operating expenses from discontinued operations for the three months ended December 31, 2005 in the form of a $723,046 credit. The credit of $723,046 was attributable to previously paid severance taxes. The Railroad Commission of Texas allows for a severance tax reduction on tight sand gas wells.

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

Exploration Expense. We reported $1.6 million of exploration expenses for the three months ended December 31, 2005. Of this amount, approximately $1.4 million was related to unsuccessful wells drilled in south Texas during the period and $0.2 million was attributable to the cost to acquire and reprocess 3-D seismic data, delay rentals and various other geological and geophysical activities. We reported approximately $0.9 million of exploration expenses for the three months ended December 31, 2004. Of this amount, approximately $0.5 million was attributable to the cost to acquire and reprocess 3-D seismic data both onshore and offshore in the Gulf of Mexico, $0.1 million was spent on various other geological and geophysical activities, and $0.3 million was related to unsuccessful wells drilled in south Texas during the period.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended December 31, 2005 was approximately $0.4 million. For the three months ended December 31, 2004, we recorded approximately $0.5 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily the result of the sale of our south Texas natural gas and oil interests.

Impairment of Natural Gas and Oil Properties. No impairment of natural gas and oil properties was reported for the three months ended December 31, 2005 and the three months ended December 31, 2004.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2005 and the three months ended December 31, 2004 were approximately $1.1 million.

Major components of general and administrative expenses for the three months ended December 31, 2005 included approximately $0.3 million in salaries and benefits, $0.2 million in legal, accounting, engineering and other professional fees, $0.3 million in office administration expenses, $0.1 million in insurance, and $0.2 million related to the cost of expensing stock options.

Major components of general and administrative expenses for the three months ended December 31, 2004 included approximately $0.6 million in salaries and benefits, $0.4 million of office administration and other. Also included in total general and administrative expenses for the three months ended December 31, 2004 was approximately $0.1 million related to the cost of expensing stock options.

Interest Income. We reported interest income of $190,315 for the three months ended December 31, 2005. This compares to the $15,503 of interest income reported for the three months ended December 31, 2004. The increase is due to the higher average level of cash and cash equivalents, and short term investments.

Gain (Loss) on Sale of Assets and Other. We reported a gain on sale of assets and other of $32,164 for the three months ended December 31, 2005, representing a gain related to our alternative energy investments. We reported gain on sale of assets and other of approximately $16.2 million for the three months ended December 31, 2004, the majority of which was a $16.3 million gain resulting from the sale of our south Texas natural gas and oil interests to Edge Petroleum Corporation for $50 million, and approximately $46,320 in operating losses related to our alternative energy investments.

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004

Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $3.0 million for the six months ended December 31, 2005, down from approximately $14.0 million reported for the six months ended December 31, 2004. The decrease in revenue was primarily the result of the sale of our south Texas natural gas and oil interests to Edge Petroleum, completed in December 2004. The $3.0 million of revenue for the six month period quarter ended December 31, 2005 reflects production added from new reserves and production from properties that were not included in the sale of our south Texas properties.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the six months ended December 31, 2005 was approximately 1.2 MMcf/d of natural gas, down from approximately 10.4 MMcf/d of natural gas for the six months ended December 31, 2004. Net oil production for the comparable periods decreased from 213 barrels of oil per day to 80 barrels of oil per day. The decrease in natural gas and oil production was primarily the result of the sale of our south Texas natural gas and oil interests to Edge Petroleum. For the six months ended December 31, 2005, prices for natural gas and oil were $9.72 per Mcf and $55.77 per barrel, compared to $6.40 per Mcf and $44.61 per barrel for the six months ended December 31, 2004.

Operating Expenses. Operating expenses from continuing operations for the six months ended December 31, 2005 were $0.3 million. Total operating expenses for the six months ended December 31, 2005 resulted in a net credit of $0.8 million. The difference is due to lease operating expenses from discontinued operations for the six months ended December 31, 2005 in the form of a $1.1 million credit. The credit of $1.1 million was attributable to previously paid severance taxes. The Railroad Commission of Texas allows for a severance tax reduction on tight sand gas wells.

Operating expenses, including severance taxes, for the six months ended December 31, 2004 were approximately $1.4 million. Included in this amount was approximately $1.4 million of lease operating expense, approximately $0.2 million for workover costs and a $0.2 million credit for production and severance taxes.

Exploration Expense. We reported $1.9 million of exploration expenses for the six months ended December 31, 2005. Of this amount, approximately $1.7 million was related to unsuccessful wells drilled in south Texas during the period and $0.2 million was attributable to the cost to acquire and reprocess 3-D seismic data, delay rentals and various other geological and geophysical activities.

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

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the six months ended December 31, 2005 was approximately $0.7 million. For the six months ended December 31, 2004, we recorded approximately $2.3 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily the result of the sale of our south Texas properties.

Impairment of Natural Gas and Oil Properties. No impairment of natural gas and oil properties was reported for the six months ended December 31, 2005. We reported an impairment of natural gas and oil properties of approximately $0.1 million for the six months ended December 31, 2004. This was attributable to a writedown of costs associated with a Barnett Shale exploratory play undertaken during the summer of 2003 that has had only marginal success.

General and Administrative Expenses. General and administrative expenses for the six months ended December 31, 2005 were approximately $2.0 million, up from $1.9 million for the six months ended December 31, 2004.

Major components of general and administrative expenses for the six months ended December 31, 2005 included approximately $0.6 million in salaries and benefits, $0.3 million in legal, accounting, engineering and other professional fees, $0.5 million in office administration expenses, $0.2 million in insurance, and $0.4 million related to the cost of expensing stock options.

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

Interest Income. We reported interest income of $399,368 for the six months ended December 31, 2005. This compares to the $33,356 of interest income reported for the six months ended December 31, 2004. The increase is due to the higher average level of cash and cash equivalents, and short term investments.

Gain (Loss) on Sale of Assets and Other. We reported a gain from continuing operations of $241,686 for the six months ended December 31, 2005, representing $228,101 in other income recognized by our partially-owned subsidiary, COE, and a $7,276 gain related to our alternative energy investments, and $6,309 in miscellaneous income. In addition, we reported a gain of $23,598 for the six months ended December 31, 2005, resulting from discontinued operations related to our property sale to Edge Petroleum.

We reported other income of approximately $16.2 million for the six months ended December 31, 2004, the majority of which was a $16.3 million gain resulting from the sale of our south Texas natural gas and oil interests to Edge Petroleum Corporation for $50 million, offset by approximately $86,820 in operating losses related to our alternative energy investments.

Production, Prices, Operating Expenses, and Other

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Production Data:	(Dollar amounts in 000s, except per Mcfe amounts)		(Dollar amounts in 000s, except per Mcfe amounts)
Natural gas (million cubic feet)	135	931	226	1,910
Oil and condensate (thousand barrels)	9	19	15	39
Total (million cubic feet equivalent)	189	1,045	316	2,144

Natural gas (thousand cubic feet per day)	1,471	10,120	1,227	10,438
Oil and condensate (barrels per day)	93	209	80	213
Total (thousand cubic feet equivalent per day)	2,029	11,374	1,707	11,717

Average sales price:
Natural gas (per thousand cubic feet)	$10.30	$6.85	$9.72	$6.41
Oil and condensate (per barrel)	$50.18	$46.95	$55.77	$44.61

Selected data per Mcfe:
Production and severance taxes	$(3.21)	$(0.19)	$(2.89)	$(0.11)
Lease operating expenses	$(0.05)	$0.76	$0.29	$0.78
General and administrative expenses	$5.89	$1.04	$6.44	$0.89
Depreciation, depletion and amortization of natural gas and oil properties	$1.96	$0.43	$2.00	$1.00

EBITDAX (1)	$1,364	$21,819	$2,098	$26,786

(1)	EBITDAX represents earnings before interest, income taxes, depreciation, depletion and amortization, impairment expenses, exploration expenses, including gain (loss) from hedging activities, and sale of assets and other. We have reported EBITDAX because we believe EBITDAX is a measure commonly reported and widely used by investors as an indicator of a company’s operating performance and ability to incur and service debt. We believe EBITDAX assists investors in comparing a company’s performance on a consistent basis without regard to depreciation, depletion and amortization, impairment of natural gas and oil properties and exploration expenses, which can vary significantly depending upon accounting methods. EBITDAX is not a calculation based on U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss) in measuring our performance or used as an exclusive measure of cash flow because it does not consider the impact of working capital growth, capital expenditures, debt principal reductions and other sources and uses of cash, which are disclosed in our statements of cash flows. Investors should carefully consider the specific items included in our computation of EBITDAX. While we have disclosed our EBITDAX to permit a more complete comparative analysis of our operating performance and debt servicing ability relative to other companies, investors should be cautioned that EBITDAX as reported by us may not be comparable in all instances to EBITDAX as reported by other companies. EBITDAX amounts may not be fully available for management’s discretionary use, due to requirements to conserve funds for capital expenditures, debt service, preferred stock dividends and other commitments.

A reconciliation of EBITDAX to loss from operations and operating results for discontinued operations for the periods indicated is presented below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(Dollar amounts in 000s)		(Dollar amounts in 000s)
Reconciliation of EBITDAX:
(Loss) from continuing operations before other income and income taxes	$(1,368)	$(1,274)	$(1,884)	$(2,611)
Exploration expenses	1,580	944	1,919	1,732
Depreciation, depletion and amortization	397	459	674	620
Impairment of natural gas and oil properties	—	—	—	112
Gain (loss) on sale of assets and other	32	(46)	242	(87)

EBITDAX from continuing operations	641	83	951	(234)
Gain from discontinued operations before taxes	723	21,718	1,123	25,410
Exploration expenses	—	4	—	27
Depreciation, depletion and amortization	—	14	—	1,583
Gain on sale of assets and other	—	—	24	—

EBITDAX	$1,364	$21,819	$2,098	$26,786

Capital Resources and Liquidity

During the six months ended December 31, 2005, we invested: $9.0 million in exploration and development activities; a total of $7.5 million to acquire an additional 9.4% ownership interest in each of REX and COE; $1.0 million to acquire certain overriding royalty interests in REX, COE and MOE offshore prospects; $0.2 million in our 10% owned Freeport LNG project; and $0.5 million in the Contango Capital Partners Fund, L.P. (“the Fund”).

Capital Budget. For the remainder of calendar year 2006, we expect to invest a total of approximately $26.5 million in capital expenditures as we will continue to focus on developing our Arkansas Fayetteville Shale play, as well as our four offshore prospects, Eugene Island 10, Grand Isle 72, High Island A-279 and West Delta 43, where we will operate through our wholly owned subsidiary, Contango Operators, Inc.

Our capital expenditure budget calls for us to invest approximately $3.9 million in the drilling of Eugene Island 10, approximately $2.8 million in the drilling of High Island A-279, approximately $2.9 million in the drilling of West Delta 43 and approximately $0.8 million in onshore exploration and the acquisition of onshore lease properties. Grand Isle 72 is underway and we expect to begin drilling Eugene Island 10 by March 2006, and each of High Island A-279 and West Delta 43 before calendar year-end 2006. In the event we have exploration success at any of our offshore prospects, our capital budget will be significantly increased as we will incur additional costs to complete these wells and pay for production facilities. With the exception of High Island A-279, exploration success will likely require additional capital as we will have the opportunity to drill additional wells.

In the Arkansas Fayetteville Shale, we and our partners have acquired or received commitments on approximately 40,000 net mineral acres and have identified a number of drillable prospects. Our capital budget calls for us to invest approximately $14.7 million in the drilling of 14 horizontal wells during the remainder of calendar year 2006. We estimate our net revenue interest in this play will be approximately 45%. In addition, we expect to be integrated as a working interest owner into 11 additional wells with an average working interest per well of approximately 7.0%. Our share of the drilling costs for these 11 wells is estimated at $1.2 million. In the event we have exploration success in our Arkansas Fayetteville Shale play, our capital budget will be significantly increased as we will have the opportunity to drill additional wells.

Since Freeport LNG was able to close its $383 million private placement note issuance, we believe the project will continue through Phase I construction and Phase II development with no further significant funds likely being required from Contango. We also expect to invest an additional $0.2 million in the Contango Capital Partners Fund, LP.

Offshore, our production platform at Ship Shoal 358 and the pipeline to shore at Eugene Island-113B sustained damage during Hurricane Rita. Repairs at Eugene Island-113B are nearly complete and production is expected to resume by the end of February 2006. Ship Shoal 358 is in the process of being repaired but we do not expect production there to resume until calendar year-end 2006. We are not responsible for the capital costs required to repair the platforms, pipelines, or other facilities related to these wells and are not materially impacted by the temporary loss of production from these two wells.

As of February 10, 2006, we have approximately $19.7 million in cash, cash equivalents, and short term investments and no debt. The Company currently has production of approximately 2.2 million cubic feet equivalent per day (“MMcfe/d”) of natural gas. Once our two onshore wells, Alta-Blackstone 10-4 and Alta-Blackstone 31-14, are both producing, we anticipate that our production will increase to approximately 4.0 MMcfe/d by the end of March 2006.

We believe that our cash on hand, our cash equivalents, our short term investments and our anticipated cash flow from operations together with our currently unutilized borrowing capacity will be adequate to provide working capital for on-going operations, to fund our exploration and development programs, to maintain our 10% limited partnership interest in Freeport LNG, including any potential expansion in terminal capacity, to fund our remaining commitment to the Fund, and to satisfy general corporate needs. We may seek additional equity, sell assets or seek other financing to fund our exploration program and to take advantage of other opportunities that may become available. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations.

Natural Gas and Oil Reserves

The following table presents our estimated net proved, developed producing natural gas and oil reserves and the pre-tax net present value of our reserves at December 31, 2005, based on a reserve report generated by W.D. Von Gonten & Co. The pre-tax net present value is not intended to represent the current market value of the estimated natural gas and oil reserves we own.

The pre-tax net present value of future cash flows attributable to our proved reserves as of December 31, 2005 was determined by the December 31, 2005 prices of $7.80 per MMbtu for natural gas at the Houston Ship Channel and $61.13 per barrel of oil at West Texas Intermediate Posting, in each case before adjusting for basis and transportation costs.

Proved Reserves as of December 31, 2005
Natural gas (MMcf)	1,309
Oil and condensate (MBbls)	226
Total proved reserves (MMcfe)	2,665

Pre-tax net present value, SEC guidelines ($000)	$15,905

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

Credit Facility

The Company’s credit facility with Guaranty Bank, FSB is a revolving line of credit secured by the Company’s natural gas and oil reserves. Although the Company has no debt outstanding as of December 31, 2005, the revolving line of credit is being maintained and provides for a borrowing capacity of $0.1 million and matures on June 29, 2006. Our intent is to renew and increase our revolving credit facility before the end of fiscal year 2006. Borrowings under our existing credit facility bear interest, at the Company’s option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent (1/4%) per annum. Additionally, the Company pays a quarterly commitment fee of three-eighths percent (3/8%) per annum on the average availability.

The hydrocarbon borrowing base is subject to semi-annual redetermination based primarily on the value of our proved reserves. The credit facility requires the maintenance of certain ratios, including those related to working capital, funded debt to EBITDAX, and debt service coverage, as defined in the credit agreements. Additionally, the credit agreements contain certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell assets, pay dividends and reacquire or otherwise acquire or redeem capital stock. Failure to maintain required financial ratios or comply with the credit facility’s covenants can result in a default and acceleration of all indebtedness under the credit facility. As of December 31, 2005, the Company was in compliance with its financial covenants, ratios and other provisions of its credit facility.

As of February 10, 2006 the Company had approximately $19.7 million in cash, cash equivalents, and short term investments and no debt.

Risk Factors

In addition to the other information set forth elsewhere in this Form 10-Q and in our annual report on Form 10-K, you should carefully consider the following factors when evaluating the Company. An investment in the Company is subject to risks inherent in our business. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss. The risk factors listed below are not all inclusive.

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

Contango Operators, Inc. (“COI”) is a wholly-owned subsidiary of Contango formed for the purpose of drilling and operating exploration wells in the Gulf of Mexico and is a new element of our business strategy. COI is operating for the first time and has begun drilling one exploration well in the Gulf of Mexico. COI plans to drill three additional exploration wells in the Gulf of Mexico in 2006. This represents an increase in the risk profile of the Company since the Company has never before operated. COI will be the entity under which Contango will drill and operate selective offshore prospects. Estimated drilling costs could be significantly higher if we encounter difficultly in drilling offshore exploration wells.

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

Beginning in the spring of 2005, we decided to increase our capital investment in certain exploration prospects, including our onshore Arkansas Fayetteville Shale prospect and two offshore Gulf of Mexico prospects: Eugene Island 10 (“Dutch”) and Grand Isle 72 (“Liberty”). Our total anticipated capital investment in each of our two offshore prospects is estimated in excess of $5 million. In addition, we are also planning to drill and operate two additional offshore prospects in calendar year 2006, High Island A-279 and West Delta 43. Our anticipated capital investment in each of these two offshore prospects is estimated in excess of $5 million. COI will drill and operate these wells. This represents a major increase in the risk profile of the Company which in the past has limited its dry hole risk exposure on any one well to approximately $1.0 million.

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

A majority of the Freeport LNG financing is being provided by ConocoPhillips through a $620 million construction loan, with debt service being provided by the terminal use agreement with ConocoPhillips. Additional financing has been obtained through a $383 million private placement note issuance by Freeport LNG which closed on December 19, 2005. The notes are being secured primarily by payments obligated under the terminal use agreement with Dow Chemical. Without such financing or upon any significant shortfall in project funding, we may not have the financial resources to fund our 10% ownership share of construction costs. If we are unable to fund our share of the project costs or if the project is unable to secure third-party project financing, we could lose our investment in the project.

Natural gas and oil reserves are depleting assets and the failure to replace our reserves would adversely affect our production and cash flows.

Our future natural gas and oil production depends on our success in finding or acquiring new reserves. If we fail to replace reserves, our level of production and cash flows would be adversely impacted. Production from natural gas and oil properties decline as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our total proved reserves will decline as reserves are produced unless we conduct other successful exploration and development activities or acquire properties containing proved reserves, or both. Further, the majority of our reserves are proved developed producing. Accordingly, we do not have significant opportunities to increase our production from our existing proved reserves. Our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. We may not be successful in exploring for, developing or acquiring additional reserves. If we are not successful, our future production and revenues will be adversely affected.

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

Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and pre-tax net present value of reserves shown in this report. In addition, estimates of our proved reserves may be adjusted to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond our control. Some of the producing wells included in our reserve report have produced for a relatively short period of time as of December 31, 2005. Because some of our reserve estimates are not based on a lengthy production history and are calculated using volumetric analysis, these estimates are less reliable than estimates based on a more lengthy production history.

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

Offshore operations are subject to a variety of operating risks peculiar to the marine environment, such as capsizing and collisions. In addition, offshore operations, and in some instances, operations along the Gulf Coast, are subject to damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities that could reduce the funds available for exploration, development or leasehold acquisitions, or result in loss of properties.

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

Our common stock is thinly traded.

Contango has approximately 14.7 million shares of common stock outstanding, held by approximately 115 holders of record. Approximately 3.6 million shares are owned by directors and officers. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate and Credit Rating Risks. As of December 31, 2005, we had approximately $23 million in cash and cash equivalents, and short term investments. At December 31, 2005, approximately $0.8 million was held in our operating accounts to be used for general corporate purposes, and $10.4 million was invested in highly liquid AAA-rated tax-exempt money market funds. The remaining $11.8 million was invested in a portfolio of periodic auction reset (“PAR”) securities that have coupons periodically reset to market interest rates. These PAR securities are being classified as short term investments and consist of AAA-rated tax exempt municipal bonds. PAR securities are highly liquid and have minimal interest rate risk.

Our money market funds are highly liquid AAA-rated tax-exempt securities with maturities of 90 days or less. We consider all highly liquid debt instruments having an original maturity of 90 days or less to be cash equivalents.

Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of December 31, 2005, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the quarter ended December 31, 2005, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximate $0.1 million impact on our revenues.

Hedging Activities. Due to the significant volatility in natural gas prices and the potential risk of significant hedging losses if NYMEX natural gas prices spike on the date options settle, our policy is to hedge only through the purchase of puts. During the six month period ended December 31, 2005, we had no commodity hedge activity and no commodity hedges in place as of December 31, 2005.

Item 4. Controls and Procedures

Kenneth R. Peak, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2005. Based upon that evaluation, he concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

The description of the risk factors associated with the Company set forth under the heading “Risk Factors” in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q are incorporated into this Item 1A by reference and supersede the description of risk factors set forth under the heading “Risk Factors” in Item 1 of Part I of our annual report on Form 10-K.

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

CONTANGO OIL & GAS COMPANY

Date: February 13, 2006	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

Date: February 13, 2006	By:	/s/ LESIA BAUTINA
Lesia Bautina
Senior Vice President and Controller
(Principal Accounting Officer)