Form 10-Q
period 2006-09-30
CONTANGO OIL & GAS CO
filed 2006-11-08
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of November 3, 2006 was 15,019,835.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	June 30,
	2006	2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,650,634	$10,274,950
Short-term investments, at market	9,011,650	18,472,327
Accounts Receivable:
Trade recievables	646,266	481,593
Advances to related parties	1,153,061	256,180
Joint interest billings receivable	6,800,600	3,422,261
Inventory tubulars	334,797	194,825
Prepaid capital costs	3,702,318	1,208,299
Other	389,043	202,583

Total current assets	25,688,369	34,513,018

PROPERTY AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	34,724,637	18,395,015
Unproved properties	22,901,145	23,293,300
Furniture and equipment	231,877	231,877
Accumulated depreciation, depletion and amortization	(837,937)	(662,877)

Total property and equipment, net	57,019,722	41,257,315

OTHER ASSETS:
Cash and other assets held by affiliates	762,069	1,054,100
Investment in Freeport LNG Project	3,243,585	3,243,585
Investment in Contango Venture Capital Corporation	5,137,419	4,453,028
Deferred income tax asset	4,717,310	4,455,190
Facility fees and other assets	372,147	408,769

Total other assets	14,232,530	13,614,672

TOTAL ASSETS	$96,940,621	$89,385,005

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
	September 30,	June 30,
	2006	2006
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$7,352,472	$1,041,505
Joint interest advances	6,800,522	5,638,600
Accrued exploration and development	8,503,294	8,278,245
Advances from related parties	780,153	194,862
Other accrued liabilities	628,334	1,026,743

Total current liabilities	24,064,775	16,179,955

LONG-TERM DEBT	10,000,000	10,000,000

ASSET RETIREMENT OBLIGATION	665,458	665,458

SHAREHOLDERS’ EQUITY:
Convertible preferred stock, 6%, Series D, $0.04 par value, 4,000 shares authorized, 2,000 shares issued and outstanding at September 30, 2006 and June 30, 2006, liquidation preference of $10,000,000 at $5,000 per share	80	80
Common stock, $0.04 par value, 50,000,000 shares authorized, 17,590,835 shares issued and 15,015,835 outstanding at September 30, 2006, 17,574,085 shares issued and 14,999,085 outstanding at June 30, 2006,	703,631	702,961
Additional paid-in capital	45,181,486	45,105,504
Treasury stock at cost (2,575,000 shares)	(6,180,000)	(6,180,000)
Retained earnings	22,505,191	22,911,047

Total shareholders’ equity	62,210,388	62,539,592

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$96,940,621	$89,385,005

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2006	2005
REVENUES:
Natural gas and oil sales	$1,192,306	$147,778

Total revenues	1,192,306	147,778

EXPENSES:
Operating expenses	132,949	5,749
Exploration expenses	401,347	339,438
Depreciation, depletion and amortization	212,191	55,360
General and administrative expenses	1,103,342	922,263

Total expenses	1,849,829	1,322,810

LOSS FROM CONTINUING OPERATIONS BEFORE OTHER INCOME AND INCOME TAXES	(657,523)	(1,175,032)

Interest expense (net of interest capitalized)	(167,471)	(96)
Interest income	251,659	209,053
Other income	84,391	209,522

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(488,944)	(756,553)
Benefit for income taxes	233,088	279,410

LOSS FROM CONTINUING OPERATIONS	(255,856)	(477,143)
DISCONTINUED OPERATIONS (Note 3)
Discontinued operations, net of income taxes	—	688,444

NET INCOME (LOSS)	(255,856)	211,301
Preferred stock dividends	150,000	151,000

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(405,856)	$60,301

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	—	0.05

Total	$(0.03)	$0.01

Diluted

Continuing operations	$(0.03)	$(0.04)
Discontinued operations	—	0.05

Total	$(0.03)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,004,548	14,444,504

Diluted	15,004,548	14,444,504

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(255,856)	$(477,143)
Plus income from discontinued operations, net of income taxes	—	688,444

Net income (Loss)	(255,856)	211,301
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	212,191	277,084
Exploration expenditures	531,907	256,119
Deferred income taxes	(262,120)	1,033,299
Tax benefit from cancellation of stock option	(29,032)	—
Stock-based compensation	229,160	177,939
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other	(289,673)	262,811
Increase in prepaid insurance	(188,250)	(188,188)
Increase in interest receivable	(20,599)	(23,013)
Increase in inventory	(139,972)	—
Increase (decrease) in accounts payable and advances from joint owners	7,472,889	(196,115)
Increase (decrease) in other accrued liabilities	(398,409)	159,314
Increase (decrease) in income taxes payable	29,032	(1,658,548)
Gain on sale of assets and other	(84,391)	(17,748)

Net cash provided by operating activities	6,806,877	294,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(18,971,541)	(4,667,438)
Natural gas and oil exploration and development reimbursements, net of additions	(3,309,852)	278,186
Increase in net investment in affiliates	292,031	(83,176)
Investment in Freeport LNG Project	—	(75,000)
Sale of short-term investments, net	9,460,677	1,506,890
Additions to furniture and equipment	—	(1,938)
(Increase) decrease in advances to operators	—	112,725
Investment in Contango Venture Capital Corporation	(600,000)	(185,906)
Acquisition of Republic Exploration LLC and Contango Offshore Exploration interests	—	(7,500,000)

Net cash provided (used) by investing activities	(13,128,685)	(10,615,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred equity issuances	—	10,000,000
Preferred stock dividends	(150,000)	(151,000)
Repurchase/cancellation of stock options	(181,540)	—
Tax benefit from cancellation of stock option	29,032	—
Proceeds from exercised options, warrants and others	—	389,036
Preferred equity issuance costs	—	(383,562)

Net cash provided (used) in financing activities	(302,508)	9,854,474

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,624,316)	(466,928)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,274,950	3,985,775

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,650,634	$3,518,847

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$—	$710,000

Cash paid for interest	$201,645	$96

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2006
	Preferred Stock		Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2006	2,000	$80	14,999,085	$702,961	$45,105,504	$(6,180,000)	$22,911,047	$62,539,592
Issuance of common stock	—	—	16,750	670	81,268	—	—	81,938
Expense of stock options	—	—	—	—	147,222	—	—	147,222
Repurchase/cancellation of stock options, net of tax benefit	—	—	—	—	(152,508)	—	—	(152,508)
Net loss	—	—	—	—	—	—	(255,856)	(255,856)
Preferred stock dividends	—	—	—	—	—	—	(150,000)	(150,000)

Balance at September 30, 2006	2,000	$80	15,015,835	$703,631	$45,181,486	$(6,180,000)	$22,505,191	$62,210,388

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission, including instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2006. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified its $11.6 million property sale, effective April 1, 2006, and its property sale to an independent oil and gas company for $2.0 million, effective February 1, 2006, as discontinued operations. An integral and on-going part of our business strategy is to sell our proved reserves from time to time in order to generate additional capital to reinvest in our onshore and offshore exploration programs. Thus, it is our intent to remain an independent natural gas and oil company engaged in the exploration, production, and acquisition of natural gas and oil.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of September 30, 2006, the Company had $3,650,634 in cash and cash equivalents, of which $2,097,485 was invested in highly liquid AAA-rated tax-exempt money market funds.

Short Term Investments. As of September 30, 2006, the Company had $9,011,650 invested in a portfolio of periodic auction reset (“PAR”) securities, which have coupons that periodically reset to market interest rates at intervals ranging from 7 to 35 days. These PAR securities are being classified as short term investments and consist of AAA-rated tax-exempt municipal bonds. PAR securities are highly liquid and have minimal interest rate risk.

Principles of Consolidation. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly-owned subsidiaries are fully consolidated. Exploration and development subsidiaries not wholly owned, such as 42.7% owned Republic Exploration LLC (“REX”), 50% owned Magnolia Offshore Exploration LLC (“MOE”), and 76.0% owned Contango Offshore Exploration LLC (“COE”) (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Offshore Gulf of Mexico Exploration Joint Ventures”) are not controlled by the Company and are proportionately consolidated. By agreement, REX, MOE and COE have disproportionate allocations of their profits and losses among the owners. Accordingly, the Company determines its income or losses from the ventures based on a hypothetical liquidation determination of how increases or decreases in the book value of the ventures’ net assets will ultimately affect the cash payments to the Company in the event of dissolution.

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

Contango’s 32% ownership in Contango Capital Partnership Management, LLC (“CCPM”), Contango’s 25% limited partnership interest in Contango Capital Partners, L.P. (“CCPLP”) and Contango’s investment in Moblize Inc. (“Moblize”) are accounted for using the equity method. Under the equity method, only Contango’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet. CCPLP formed the Contango Capital Partners Fund, LP (the “Fund”) in January 2005. The Fund owns equity interests in a portfolio of alternative energy companies. The Fund marks these equity interests to market according to fair market values on a quarterly basis.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contango’s investments in Trulite, Inc. (“Trulite”) and Gridpoint, Inc. (“Gridpoint”) are accounted for using the cost method. Under the cost method, Contango records an investment in the stock of an investee at cost, and recognizes dividends received as income. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment.

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

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, incorporated into the SEC Rules and Regulations as Section N to Topic 1, “Financial Statements,” which provides guidance concerning the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. Specifically, entities must consider the effects of prior year unadjusted misstatements when determining whether a current year misstatement will be considered material to the financial statements at the current reporting period and record the adjustment, if deemed material. SAB No. 108 becomes effective for the first fiscal year ending after November 15, 2006, with adoption in the first interim period of that year encouraged. Upon adoption, entities may either restate the financial statements for each period presented or record the cumulative effect of the error correction as an adjustment to the opening balance of retained earnings at the beginning of the period of adoption, and provide disclosure of each individual error being corrected within the cumulative adjustment, stating when and how each error arose and the fact that the error was previously considered immaterial. We do not expect this authoritative guidance to have a material impact on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 will not have a material impact on the Company.

Stock-Based Compensation. Effective July 1, 2001, the Company adopted the fair value based method prescribed in SFAS No. 123, “Accounting for Stock Based Compensation”. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes options-pricing model. Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”. Prior to the adoption of SFAS 123(R), the Company presented all benefits from the exercise of share-based compensation as operating cash flows in the statement of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) to be classified as financing cash flows. The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the quarters ended September 30, 2006 and 2005, respectively: (i) risk-free interest rate of 4.56 percent and 4.10 percent; (ii) expected lives of five years; (iii) expected volatility of 40 percent and (iv) expected dividend yield of zero percent.

Under the Company’s 1999 Stock Incentive Plan, as amended (the “1999 Plan”), the Company’s Board of Directors may also grant restricted stock awards to officers or other employees of the Company. Restricted stock awards made under the 1999 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. Restricted stock awards generally vest over a period of three years. Grants of service based restricted stock awards are valued at our common stock price at the date of grant. During the three months ended September 30, 2006, the Company granted 16,750 shares of restricted stock to its employees.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2006 and 2005, the Company recorded stock-based compensation charges of $229,160 and $177,939 to general and administrative expense, respectively.

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

3. Sale of Properties - Discontinued Operations

On March 24, 2006, the Company’s Board of Directors approved the sale of all of the Company’s onshore producing assets in Texas and Alabama for an aggregate purchase price of $11.6 million. These properties were held by Contango STEP, LP (“STEP”), an indirect wholly-owned subsidiary of the Company. The sale was completed in June 2006 pursuant to a purchase and sale agreement. The sold properties had net reserves of approximately 203 thousand barrels (“Mbbl”) of oil and 849 million cubic feet (“MMcf”) of gas, or 2.1 billion cubic feet equivalent (“Bcfe”). The Company recognized a pre-tax gain of $6.2 million for the year ended June 30, 2006. This sale has been classified as discontinued operations in our financial statements for all periods presented.

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

In accordance with SFAS 144, we classified our properties held for sale as discontinued operations as of September 30, 2005.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any discontinued operations for the three months ended September 30, 2006. The summarized financial results for discontinued operations for the period ended September 30, 2005 are as follows:

Operating Results:	Three months ended September 30,
	2006	2005
Revenues	$—	$1,042,771
Operating credits	—	214,499 *
Depletion expense	—	(221,724)
Gain on sale of discontinued operations	—	23,598

Gain before income taxes	$—	$1,059,144
Provision for income taxes	$—	$(370,700)

Gain from discontinued operations, net of income taxes	$—	$688,444

*	Credits due to severance tax refunds

For the three months ended September 30, 2005, operating expenses from discontinued operations resulted in a net credit of $214,499 which was attributable to a credit for previously paid severance taxes. The Railroad Commission of Texas allows for a severance tax reduction on tight sand gas wells. As a result, some of our properties sold in fiscal year 2005 were eligible for severance tax reduction. By contractual agreement, revenues and expenses prior to July 1, 2004, the effective date of the sale, accrue to us.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Net Income (Loss) Per Common Share

A reconciliation of the components of basic and diluted net income (loss) per share of common stock is presented in the tables below.

	Three Months Ended September 30, 2006
		Weighted
		Average		Per
	Loss	Shares		Share
Loss from continuing operations including preferred dividends	$(405,856)	15,004,548		$(0.03)
Discontinued operations, net of income taxes	$—	15,004,548		$—

Basic Earnings per Share:
Net loss attributable to common stock	$(405,856)	15,004,548		$(0.03)

Effect of Potential Dilutive Securities:
Stock options and warrants	—		(a)
Series D preferred stock	(a)		(a)

Loss from continuing operations including preferred dividends	$(405,856)	15,004,548		$(0.03)
Discontinued operations, net of income taxes	$—	15,004,548		$—

Diluted Earnings per Share:
Net loss attributable to common stock	$(405,856)	15,004,548		$(0.03)

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as income from continuing operations was in a loss position for the period	$—	925,875		$7.93
Series D preferred stock	$150,000	833,330		$0.18

(a)	Anti-dilutive.

	Three Months Ended September 30, 2005
	Income (Loss)	Weighted Average Shares		Per Share

Loss from continuing operations including preferred dividends	$(628,143)	14,444,504		$(0.04)
Discontinued operations, net of income taxes	688,444	14,444,504		0.05

Basic Earnings per Share:
Net income attributable to common stock	$60,301	14,444,504		$0.01

Effect of Potential Dilutive Securities:
Stock options and warrants	—		(a)
Series D preferred stock	(a)		(a)

Loss from continuing operations including preferred dividends	$(628,143)	14,444,504		$(0.04)
Discontinued operations, net of income taxes	688,444	14,444,504		0.05

Diluted Earnings per Share:

Net income attributable to common stock	$60,301	14,444,504		$0.01

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as income from continuing operations was in a loss position for the period	$—	1,184,000		$6.78
Series C preferred stock (converted during the period)	$21,000	1,166,667		$0.02
Series D preferred stock	$130,000	833,330		$0.16

(a)	Anti-dilutive.

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

During the quarter ended September 30, 2005, the purchase price paid in excess of the subsidiaries net assets acquired (“purchase price allocation”) was allocated to the various assets owned by the subsidiaries. These assets include planned drilling commitments, unevaluated exploration blocks, and proven developed producing properties. A significant portion of the purchase price allocation was allocated to our Eugene Island 10 (“Dutch”) and Grand Isle 63/72/73 (“Liberty”) exploration prospects.

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

8. Investment in Freeport LNG

As of September 30, 2006, the Company has invested $3.2 million and owns a 10% limited partnership interest in Freeport LNG Development, L.P. (“Freeport LNG”), a limited partnership formed to develop, construct and operate a 1.5 billion cubic feet per day (“Bcf/d”) liquefied natural gas (“LNG”) receiving terminal in Freeport, Texas.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Contango Venture Capital Corporation

As of September 30, 2006, Contango Venture Capital Corporation (“CVCC”), our wholly-owned subsidiary, held a direct investment in three alternative energy portfolio companies - Trulite, Inc. (“Trulite”), Gridpoint, Inc. (“Gridpoint”) and Moblize Inc. (“Moblize”). Our investment in each of Trulite and Gridpoint is less than 20% and we account for these investments under the cost method. Our investment in Moblize rose above 20% during the three months ended September 30, 2006 when the Company exercised its right pursuant to two warrants, to purchase additional shares of the company. We now account for this investment under the equity method.

Trulite, Inc. As of September 30, 2006, CVCC had invested $0.9 million in Trulite in exchange for 2,001,014 shares of Trulite common stock, which represents an approximate 17% ownership interest. Trulite develops lightweight hydrogen generators for fuel cell systems.

Gridpoint, Inc. As of September 30, 2006, CVCC had invested $1.0 million in Gridpoint in exchange for 333,333 shares of Gridpoint preferred stock, which represents an approximate 1.8% ownership interest. Gridpoint’s intelligent energy management products ensure clean, reliable power, increase energy efficiency, and integrate renewable energy. With Gridpoint, home and business owners can automatically protect themselves from power outages, manage their energy online and reduce their carbon footprint. Gridpoint’s “plug-and-play” appliances are easy to install and are sold through a network of premium home builders, utilities, retail chains and government entities as well as installers and contractors of electrical, heating, air-conditioning, home automation, power quality and renewable energy systems.

Moblize Inc. As of September 30, 2006, CVCC had invested $1.2 million in Moblize in exchange for 648,648 shares of Moblize convertible preferred stock, which represents an approximate 33% ownership interest. Moblize develops real time diagnostics and field optimization solutions for the oil and gas industry using open-standards based technologies. Moblize is deploying its technology in oil fields near Houston belonging to Chevron U.S.A. Inc. and on our Grand Isle 72 development, which will allow COI to remotely monitor, control and record, in real time, daily production volumes.

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

As of September 30, 2006, CVCC owns 25% of the Fund. The Fund currently holds a direct investment in two alternative energy companies – Protonex Technology Corporation (“Protonex”) and Jadoo Power Systems (“Jadoo”). We account for these investments under the equity method.

Protonex Technology Corporation. As of September 30, 2006, the Fund has invested $1.5 million in Protonex in exchange for 2,400,000 shares of Protonex stock, which represents an approximate 7% ownership interest. Protonex provides long-duration portable and remote power sources with a focus on providing solutions to the U.S. military and supplies complete power solutions and application engineering services to original equipment

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

manufacturers customers. During the period, Protonex began trading its common shares on the AIM market of the London Stock Exchange under the stock symbol “PTX.L”. As a result, the Fund marks-to-market its investment in Protonex based on public pricing. At September 30, 2006, the Fund’s investment in Protonex had a mark-to-market value of approximately $4.3 million.

Jadoo Power Systems. As of September 30, 2006, the Fund has invested approximately $1.2 million and owns 2,200,000 shares of Jadoo stock, which represents an approximate 5% ownership interest. Jadoo develops high energy density power products for the law enforcement, military and electronic news gathering applications. As of September 30, 2006, the Fund’s investment in Jadoo had a valuation of approximately $1.2 million.

Since the Fund’s inception, the Company has recorded a cumulative $0.8 million increase to our investment resulting primarily from unrealized gains of the Fund as a result of mark-to-market adjustments that have been made due to the increase in the value of our alternative energy investments, bringing our total investment in alternative energy investments, including cumulative mark-to-market adjustments, as of September 30, 2006, to approximately $5.1 million.

10. Long-Term Debt

The Company has $10.0 million outstanding under a three-year $20.0 million secured term loan agreement with The Royal Bank of Scotland (“RBS”). The term loan agreement is secured with the stock of Contango Sundance, Inc. (“Sundance”), our wholly-owned subsidiary. Sundance owns a 10% limited partnership interest in Freeport LNG, which owns the Freeport LNG facility. Borrowings under the term loan agreement bear interest, at the Company’s option, at either (i) 30 day LIBOR, (ii) 60 day LIBOR, (iii) 90 day LIBOR or (iv) 6 month LIBOR, all plus 6.5%. Interest is due at the end of the LIBOR period chosen. The principal is due April 27, 2009, but we may prepay after April 27, 2008 with no prepayment penalty.

The term loan agreement requires a minimum level of working capital, as defined in the term loan agreement. Additionally, the term loan agreement contains certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell certain assets, and pay dividends. Failure to maintain required working capital or comply with the term loan agreement’s covenants could result in a default and acceleration of all indebtedness under the term loan agreement. As of September 30, 2006, the Company was in compliance with its financial covenants, ratios and other provisions of the term loan agreement.

The Company also has an unsecured credit facility with Guaranty Bank, FSB. Although the Company has no debt outstanding under this credit facility as of September 30, 2006, the facility is being maintained and provides for a borrowing capacity of $0.1 million and matures on June 29, 2008. Borrowings will bear interest, at the Company’s option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent (1/4%) per annum. Additionally, the Company pays a quarterly commitment fee of three-eighths percent (3/8%) per annum on the average availability.

The hydrocarbon borrowing base is subject to semi-annual redetermination based primarily on the value of our proved reserves. The credit facility requires the maintenance of certain ratios, including those related to working capital, funded debt to EBITDAX (earnings before interest, income taxes, depreciation, depletion and amortization, impairment expenses, exploration expenses, including gain (loss) from hedging activities (if any), and sale of assets and other), and debt service coverage, as defined in the credit agreement. Additionally, the credit agreement contains certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell assets, pay dividends and reacquire or otherwise acquire or redeem capital stock. Failure to maintain required financial ratios or comply with the credit facility’s covenants can result in a default and acceleration of all indebtedness under the credit facility.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2006, the Company was in compliance with its financial covenants, ratios and other provisions of its credit facility.

11. Related Party Transactions

In August 2006, the Company loaned $125,000 to Trulite under a Promissory Note (the “Trulite Note”). The Note bears interest at a per annum rate of 11.25% until February 9, 2007, at which point the per annum rate will change to prime rate plus three percentage points until May 1, 2007, which is when the Trulite Note plus all accrued and unpaid interest is due.

In July 2006, the Company purchased options from one of the members of the Board of Directors for $91,190. No equity securities of the Company were repurchased during the three months ended September 30, 2006. We do not have a publicly announced program to repurchase shares of our common stock.

On March 31, 2006, COE executed a Promissory Note (the “COE Note”) to the Company, in the aggregate principal amount of up to $2,800,550. Under the terms of the COE Note, COE can borrow up to the stated amount to receive funding in connection with a certain Authority for Expenditure (“AFE”) dated March 20, 2006 related to the Grand Isle 72 well, in which COE is a working interest owner. The COE Note is payable upon demand and bears interest at a per annum rate of 10%. As of September 30, 2006, the outstanding principal balance under the COE Note was $1,000,000 and the amount of accrued interest thereon was approximately $26,000.

12. Subsequent Events

Term Loan Facility. On October 26, 2006, the Company borrowed the remaining $10.0 million available under its three-year $20.0 million secured term loan agreement with RBS. The Company’s total long-term debt outstanding is now $20.0 million.

On October 26, 2006, REX executed a Demand Promissory Note (the “REX Note”) with one of our offshore partners which is non-recourse to Contango. Under the terms of the REX Note, REX can borrow up to $50.0 million at a per annum rate of 11.5% for the first advance, and a per annum rate of LIBOR plus six percent for each additional advance. All advances are payable in full on the earlier of October 26, 2008 or upon demand. The first advance in the amount of $5.0 million was made on October 27, 2006. The REX Note is secured by substantially all the assets of REX including the leasehold interests and production attributable to REX from the Eugene Island 10 exploration discovery in the Gulf of Mexico. Contango’s share of such obligation and interest expense will be reflected in future financial statements as a result of our proportionate consolidation of REX.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2006, previously filed with the Securities and Exchange Commission.

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

Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These factors include among others:

•	Low and/or declining prices for natural gas and oil

•	Natural gas and oil price volatility

•	Interest rate volatility

•	The risks associated with acting as the operator in drilling deep high pressure wells in the Gulf of Mexico

•	The risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes, especially in prospects in which the Company has made a large capital commitment relative to the size of the Company’s capitalization structure

•	Availability of capital and the ability to repay indebtedness when due

•	Availability of rigs and other operating equipment

•	Ability to raise capital to fund capital expenditures

•	The ability to find, acquire, market, develop and produce new natural gas and oil properties

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures

•	Operating hazards attendant to the natural gas and oil business

•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance

•	Potential mechanical failure or under-performance of significant wells or pipeline mishaps

•	Weather

•	Availability and cost of material and equipment

•	Delays in anticipated start-up dates

•	Actions or inactions of third-party operators of our properties

•	Ability to find and retain skilled personnel

•	Strength and financial resources of competitors

•	Federal and state regulatory developments and approvals

•	Environmental risks

•	Worldwide economic conditions

•	Ability of LNG to become a competitive energy supply in the United States

•	Ability to fund our LNG project, cost overruns and third party performance

•	Successful commercialization of alternative energy technologies

•	Drilling costs, production rates and ultimate reserve recoveries in our Arkansas Fayetteville Shale play.

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

Funding exploration prospects generated by our alliance partners. We depend on our alliance partners for prospect generation expertise. Our alliance partners, Juneau Exploration, L.P. (“JEX”) and Alta Resources, LLC (“Alta”) are experienced and have successful track records in exploration.

Using our capital availability to increase our reward/risk potential on selective prospects. We have concentrated our risk investment capital in two prospect areas; our onshore Arkansas Fayetteville Shale play and our offshore Gulf of Mexico prospects. Exploration prospects are inherently risky as they require large amounts of capital with no guarantee of success. COI, our wholly-owned subsidiary, will drill and operate our offshore prospects. Should we be successful in any of our offshore prospects, we will have the opportunity to spend significantly more capital to complete development and bring the discovery to producing status.

Operating in the Gulf of Mexico. COI was formed for the purpose of drilling and operating exploration wells in the Gulf of Mexico. COI has drilled five exploration wells in the Gulf of Mexico, of which three have been successful. This represents a significant increase in the risk profile of the Company since the Company has limited operating experience. Our estimated drilling costs could be significantly higher if we encounter difficultly in drilling offshore wells.

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

On March 24, 2006, the Company’s Board of Directors approved the sale of all of the Company’s onshore producing assets in Texas and Alabama for an aggregate purchase price of $11.6 million. These properties were held by Contango STEP, LP (“STEP”), an indirect wholly-owned subsidiary of the Company. The sale was completed in June 2006. The sold properties had net reserves of approximately 203 thousand barrels (“Mbbl”) of oil and 849 million cubic feet (“MMcf”) of gas, or 2.1 billion cubic feet equivalent (“Bcfe”). The Company recognized a pre-tax gain of $6.2 million for the year ended June 30, 2006.

In March 2006, we sold a producing well in south Texas for approximately $2.0 million to an independent oil and gas company. Approximately 227 MMcf of proven reserves were sold. Pre-tax proceeds after netting adjustments were $2.0 million.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” we classified all our property sales as discontinued operations.

Controlling general and administrative and geological and geophysical costs. Our goal is to be among the most efficient in the industry in revenue and profit per employee and among the lowest in general and administrative costs. With respect to our onshore prospects, we plan to continue outsourcing our geological, geophysical, and reservoir engineering and land functions, and partnering with cost efficient operators. We have six employees.

Structuring transactions to share risk. Our alliance partners share in the upfront costs and the risk of our exploration prospects.

Structuring incentives to drive behavior. We believe that equity ownership aligns the interests of our partners, employees, and stockholders. Our directors and executive officers beneficially own or have voting control over approximately 21% of our common stock.

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

Onshore Exploration and Properties

Alta Activities

Arkansas Fayetteville Shale

In March 2005, Contango and Alta entered into an agreement to acquire natural gas, oil, and mineral leases in the Arkansas Fayetteville Shale play area located in Pope, Van Buren, Conway, Faulkner, Cleburne, and White Counties, Arkansas. As of November 3, 2006, we and our partners have acquired or received commitments on approximately 44,300 net mineral acres at a cost of approximately $11.7 million. Our 70% share of the acquisition costs is approximately $8.2 million.

Of these 44,300 acres, approximately 16,700 acres, or 38%, are located in an area containing proved producing wells in the Fayetteville Shale. Additionally, 5,600 acres (13%) are located in our Pigeon Roost exploration area; 5,100 acres (11%) are located in our Buck Ridge exploration area (both Pigeon Roost and Buck Ridge are within Alta’s geologically defined target area for the shale); 11,700 acres (26%) are located within Alta’s target area, but outside of proved production and our current exploration areas, and 5,200 acres (12%) are located south of Alta’s target area, and are considered highly speculative.

The Arkansas Oil & Gas Commission has now approved nineteen 640-acre drilling units in Conway County, Arkansas that we estimate will allow our partnership to drill and operate approximately 171 horizontal wells. The horizontal wells are estimated to cost between $3.0 to $2.2 million each. We estimate our working interest and net revenue interest in these Alta operated wells will average between 50% to 40% and 45% to 32%, respectively. Alta intends to continue to seek approval from the Arkansas Oil & Gas Commission for additional 640-acre units.

We currently estimate that Alta will be operating 17 wells by June 30, 2007. Of these 17 wells, two, the Alta-Beck and the Alta-Briggler, were spud in fiscal year 2006; three, the Alta-Thines, the Alta-Ledbetter and the Alta-Clark, were spud during the quarter ended September 2006 and two, the Alta-Wooten and the Alta-Kaufman, were spud in October 2006. The following table provides a description of our Alta wells and our working interest and net revenue interest in each:

Well Name	WI	NRI	Expected First Production
Alta-Beck 1-32H	38.65%	30.92%	February 2007
Alta-Briggler 1-31H	69.74%	54.90%	March 2007
Alta-Thines 1-30H	34.87%	27.42%	March 2007
Alta-Ledbetter 1-33H	60.42%	48.34%	March 2007
Alta-Clark 1-26H	57.24%	45.80%	April 2007
Alta-Wooten 1-34H	53.19%	42.56%	April 2007
Alta-Kaufman 1-12H	58.96%	46.53%	May 2007

The 8/8ths cost for drilling and completing these seven wells is $21.5 million ($11.6 million net to Contango). Of this $11.6 million, we have already invested $6.9 million as of November 3, 2006, and estimate we will invest $4.7 million in November 2006 for the remaining drilling, frac, completion and hook-up costs of these wells. For the remaining ten wells to be drilled during the remainder of fiscal year 2007, the net cost to us is estimated to be $14.4 million.

In addition, we have been integrated into 68 wells located in our Arkansas Fayetteville Shale play as of November 3, 2006, that are being operated by a third party independent oil and gas exploration company (“Integrated Wells”). Of these wells, three are vertical wells and 19 are horizontal wells. Of these 22 producing wells, the 8/8ths production is approximately 19.3 million cubic feet per day (“MMcf/d”) as of October 31, 2006. The remaining 46 horizontal wells are either currently being drilled or are expected to be drilled over the next several months with our net share of the total drilling costs estimated at $6.4 million. Our average working and net revenue interest in these 68 Integrated Wells thus far is approximately 6% and 5%, respectively.

Texas, Alabama, and Louisiana

During the three months ended September 30, 2006, we spud two of three additional onshore wells we plan on drilling with our alliance partner Alta, the Alta-Ellis #1 in Texas, in which we have a 50% working interest and the Temple Inland #1 in Louisiana, in which we have a 77% working interest. Both proved to be discoveries. For the Alta-Ellis #1, we estimate net reserves of approximately 30 Mbbls of oil, and expect to begin production in the first quarter of calendar year 2007. For the Temple Inland #1, we estimate net reserves of approximately 385 MMcfe and expect to begin production in the first quarter of calendar year 2007. We expect to spud the third well, the Alta-Coley #1 in Alabama, in which we have a 67.5% working interest, by the end of this calendar year, at an 8/8ths dry hole cost of approximately $1.0 million.

We have also expanded our shale play activity in the developing West Texas Barnett Shale Play in Jeff Davis and Reeves Counties, Texas, with Alta. The Alta group has leased approximately 5,800 net mineral acres (4,000 net mineral acres to Contango before a basket payout). A third party operator has drilled a few wells near our acreage. Our plans are to monitor activity in this play before commencing operations.

Offshore Gulf of Mexico Exploration Joint Ventures

Contango directly and through affiliated companies conducts exploration activities in the Gulf of Mexico. As of November 3, 2006, Contango and its affiliates have interests in 66 offshore leases. On August 16, 2006, REX was the apparent high bidder on three lease blocks at the Western Gulf of Mexico Lease Sale # 200. In September 2006, we were notified that two of the lease blocks, High Island A196 and High Island A197, had been awarded. The third lease block, High Island A198, was awarded in October 2006. The sale covered areas in the western part of the Outer Continental Shelf, offshore from the Texas coastline. See “Offshore Properties” below for additional information on our offshore properties.

As of September 30, 2006, Contango owned a 42.7% equity interest in REX, a 76.0% equity interest in COE, and a 50.0% equity interest in MOE, all of which were formed for the purpose of generating exploration opportunities in the Gulf of Mexico. These companies have collectively licensed approximately 3,900 blocks of 3-D seismic data and have focused on identifying prospects, acquiring leases at federal and state lease sales and then selling the prospects to third parties, including Contango, subject to timed drilling obligations plus retained reversionary interests in favor of REX, COE and MOE.

Republic Exploration LLC. On September 2, 2005, Contango purchased an additional 9.4% ownership interest in REX for $5.625 million from JEX. As a result of this purchase, our equity ownership interest in REX increased from 33.3% to 42.7% and as of September 30, 2006, Contango had approximately $5.8 million invested in REX. The three other members of REX are JEX, its managing member, a privately held investment company, and a privately held seismic company. REX holds a non-exclusive license to approximately 2,083 blocks of 3-D seismic data in the shallow waters of the Gulf of Mexico. This data is used to identify, acquire and exploit natural gas and oil prospects. All leases owned by REX are subject to a 3.3% overriding royalty interest in favor of the JEX prospect generation team. See “Offshore Properties” below for more information on REX’s offshore properties.

Contango Offshore Exploration LLC. On September 2, 2005, Contango purchased an additional 9.4% ownership interest in COE for $1.875 million from JEX. As a result of this purchase, our equity ownership interest in COE increased from 66.6% to 76.0%. As of September 30, 2006, Contango had approximately $18.7 million invested in COE, which COE has used to acquire and reprocess 1,815 blocks of 3-D seismic data and to acquire leases in the Gulf of Mexico. The two other members of COE are JEX, its managing member, and a privately held investment company. All leases are subject to a 3.3% ORRI in favor of the JEX prospect generation team. See “Offshore Properties” below for additional information on COE’s offshore properties.

Grand Isle 72 (“Liberty”), a COE prospect, was successfully tested in March 2006. As of October 31, 2006, the Company has invested approximately $7.0 million to drill and complete the well, and approximately $3.0 million in pipeline and production facilities. We estimate an additional $2.2 million will be required to complete production and pipeline facilities and commence production. We believe, subject to Gulf of Mexico weather conditions, that this well will be on-stream by December 2006, with an estimated initial 8/8ths equivalent production rate of 7-10 million cubic feet equivalent per day (“MMcfe/d”). The net revenue interests to COI and COE after well completion is estimated to be 20% and 40%, respectively.

As of September 30, 2006, COE has borrowed $1.0 million from the Company under a promissory note (the “Note”) to fund a portion of its share of development costs at Grand Isle 72. The Note bears interest at a per annum rate of 10% and is payable upon demand. We anticipate that COE will need to borrow an additional $1.5 million from the Company to complete pipeline hook-up and begin production.

Grand Isle 70, a COE prospect, was spud in July 2006 and proved to be a discovery. The well has been temporarily abandoned while various development scenarios are being evaluated.

Magnolia Offshore Exploration LLC. As of September 30, 2006, Contango had approximately $1.0 million invested in MOE. JEX is the only other member of MOE and acts as the managing member, deciding which prospects MOE may acquire, develop, and exploit. MOE’s license rights to 3-D seismic data have been assigned to COE. All leases are subject to a 3.3% ORRI in favor of the JEX prospect generation team. See “Offshore Properties” below for additional information on MOE’s offshore properties.

Current Activities. In October 2006, REX was awarded the following three lease blocks from the Western Gulf of Mexico Lease Sale #200 for an aggregate purchase price of approximately $1.0 million: High Island A196, High Island A197 and High Island A198. The blocks are complimentary to our existing High Island prospects.

In June 2006, REX was awarded Vermillion Block 194 for a purchase price of $157,000. In May 2006, REX was awarded West Delta 77 for a purchase price of $1.6 million, and COE was awarded the Viosca Knoll 119 and Viosca Knoll 383 lease blocks for an aggregate purchase price of approximately $0.4 million.

In April 2006, at the Central Gulf of Mexico Lease Sale #198, COE was awarded Grand Isle Block 70 and Ship Shoal Block 26 for an aggregate purchase price of approximately $1.4 million.

In March 2006, REX was awarded the following six lease blocks from the Central Gulf of Mexico Lease Sale # 198 for an aggregate purchase price of approximately $0.9 million: South Marsh Island 57, South Marsh Island 59, South Marsh Island 75, South Marsh Island 282, Ship Shoal 14 and Ship Shoal 25. The blocks are complimentary to our existing Ship Shoal and South Marsh Island prospects.

REX and COE have farmed out the following lease blocks: Main Pass 221, East Breaks 369/370, and Vermillion 154. Main Pass 221 was drilled and was determined to be a dry hole. East Breaks 369 and East Breaks 370 are expected to spud in 2007. COE will receive a 4.3% overriding royalty interest before project payout and a 7.2% overriding royalty interest after project payout on the East Breaks 369/370 prospects. Vermillion 154 has been farmed out, and the operator expects to drill an exploratory well prior to July 2008. During fiscal year 2006, the agreement to farm out and drill an exploratory well on West Cameron 133 was cancelled and two lease blocks, Viosca Knoll 116 and 119, were relinquished to the MMS. Also during fiscal year 2006, West Delta 36 was farmed out and began drilling. The well proved to be a discovery and was completed in September 2006. The operator expects to commence production by the end of December 2006. REX has a 3.67% ORRI before payout and, at its option, may elect either a 5.0% ORRI or 25% WI after payout.

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

Effect of Gulf Coast Hurricanes. In August 2005, Hurricane Katrina struck the Gulf of Mexico and the Gulf Coast of the United States, and in September 2005, Hurricane Rita struck the same region. At the time, the Company did not own or operate any production platforms or pipeline facilities in the Gulf of Mexico. The Company did, however, have non-operating working interests in three offshore blocks: Ship Shoal 358, Eugene Island 113-B and Eugene Island 76. Contango’s net revenue interest in these three wells is 5.8%, 3.1% and 2.14%, respectively. The Company depends on third-party operators for the operation and maintenance of these production platforms. In the aftermath of the hurricanes, the Ship Shoal 358 and the Eugene Island 113-B platforms sustained damage and have now been repaired. Eugene Island-113B resumed production in April 2006, and on October 17, 2006, was producing at a rate of 7.2 MMcfe/d. The well has since been shut-in for unrelated repairs and production is estimated to commence later in November 2006. The Ship Shoal 358 well resumed production in April 2006, and on October 31, 2006, was producing at a rate of 2.9 MMcfe/d. The Company was not responsible for any of the capital costs required to repair the damaged platforms, pipelines, or other damaged facilities related to these wells and was not materially impacted by the temporary loss of production from these two wells. Eugene Island 76, a REX prospect, was successfully tested in 2005 and began producing in January 2006. The well is currently producing at approximately 4.3 MMcfe/d. REX owns an overriding royalty interest of 5% until payout, after which REX has the option to elect an 8.33% overriding royalty interest or a 25% working interest upon payout.

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

Current Activities. In July 2006, we spud our Eugene Island 10 (“Dutch”) prospect, located offshore Louisiana in the Gulf of Mexico. In October 2006, we announced an exploration discovery at Dutch. A production liner has been set and electric logs run. Contango’s independent third party engineer estimates this well to have proved reserves net to Contango of 25 billion cubic feet equivalent (“Bcfe”). As of October 31, 2006, the Company has invested approximately $4.0 million to drill and complete this well. We estimate an additional $2.2 million will be required to build production and pipeline facilities to commence production. COI has an 18.3% working interest and REX has a 65% working interest in Dutch. The net revenue interests to COI and REX are estimated to be approximately 13% and 47%, respectively. The net revenue interest before payout to Contango, as a whole, is approximately 33%. We believe the well will be on-stream by January 2007, with an estimated initial 8/8ths equivalent production rate of 30 MMcfe/d. Additionally, we are building a pad for our second exploratory well at Dutch.

Offshore Properties

Producing Properties. The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico which are producing natural gas or oil as of November 3, 2006:

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

Farmed-Out Properties. The following table sets forth the working interests and net revenue interests owned by Contango and related entities in the Gulf of Mexico which have been farmed out as of November 3, 2006:

Area/Block	WI	NRI	Status
Republic Exploration LLC:
Vermilion 154	(2)	(2)	Drilling expected by summer 2008
Vermillion 73	(3)	(3)	Determined to be a dry hole
South Marsh Island 247	(4)	(4)	No drilling date has been determined yet
West Delta 36	(5)	(5)	Completed. Production estimated to begin by Dec 2006

Contango Offshore Exploration LLC:
Main Pass 221	(6)	(6)	Determined to be a dry hole
East Breaks 369	(7)	(7)	Drilling expected by Sept 2007
East Breaks 370	(7)	(7)	Drilling expected by Sept 2008
Vermilion 154	(2)	(2)	Drilling expected by summer 2008

(2)	REX and COE will split a 25% back-in WI after payout.
(3)	Record title interest in lease has been assigned to a third party. REX has a 5% of 8/8ths ORRI in the lease before payout. At payout, REX may elect to either (i) maintain its 5% ORRI in the lease or (ii) convert the 5% ORRI to a 25% WI.
(4)	Record title interest in lease has been assigned to a third party. REX has reserved a 5% of 8/8ths ORRI before payout.
(5)	REX will retain a 3.67% ORRI before payout. Upon payout REX will either increase to 5% ORRI or convert to a 25% WI after payout.
(6)	COE has a 5% of 8/8ths ORRI before payout. Upon payout, COE’s ORRI will escalate to 7.2% of 8/8ths.
(7)	COE will receive a 4.27% ORRI before project payout and a 7.27% ORRI after project payout.

Farmed-In Properties. The following table sets forth the working interests and net revenue interests owned by Contango and related entities in the Gulf of Mexico which have been farmed in as of November 3, 2006:

Area/Block	WI	NRI	Status
Contango Operators, Inc:
Eugene Island 10	(8)	(8)	Discovery
High Island A-279	(9)	(9)	Determined to be a dry hole

Republic Exploration LLC:
Eugene Island 10	(8)	(8)	Discovery

(8)	COI has a 35% WI through completion, an 18.3% WI after completion, and a 13.75% WI following a farmor back-in of 25%. COI will be awarded the lease on a produce-to-earn basis. REX has a 15% WI through completion, a 65.0% WI after completion, and a 48.75% WI following a farmor back-in of 25%.
(9)	COI has a 46.7% WI before casing point and a 37.5% working interest after casing point.

Leases. The following table sets forth the working interests owned by Contango and related entities in the Gulf of Mexico as of November 3, 2006:

Area/Block	WI	Lease Date
Contango Operators, Inc.:
West Cameron 174	10.0%	Jul-03
Grand Isle 63	25.0%	May-04
Grand Isle 72	25.0%	May-04
Grand Isle 73	25.0%	May-04
West Delta 43	35.0%	May-04
High Island A279	37.5%	Jan-06
Ship Shoal 14	37.5%	May-06
Ship Shoal 25	37.5%	May-06
South Marsh Island 57	37.5%	May-06
South Marsh Island 59	37.5%	May-06
South Marsh Island 75	37.5%	May-06
South Marsh Island 282	37.5%	May-06
Grand Isle 70	36.5%	Jun-06
West Delta 77	25.0%	Jun-06
Vermilion 194	37.5%	Jul-06

Area/Block	WI	Lease Date
Republic Exploration LLC:
West Cameron 174	90.0%	Jul-03
High Island 113	100.0%	Oct-03
South Timbalier 191	50.0%	May-04
Vermilion 36	100.0%	May-04
Vermilion 109	100.0%	May-04
Vermilion 134	100.0%	May-04
West Cameron 179	100.0%	May-04
West Cameron 185	100.0%	May-04
West Cameron 200	100.0%	May-04
West Delta 18	100.0%	May-04
West Delta 33	100.0%	May-04
West Delta 34	100.0%	May-04
West Delta 43	30.0%	May-04
Ship Shoal 220	50.0%	Jun-04
South Timbalier 240	50.0%	Jun-04
West Cameron 133	100.0%	Jun-04
West Cameron 80	100.0%	Jun-04
West Cameron 167	100.0%	Jun-04
Vermilion 130	100.0%	Jul-04
West Cameron 107	100.0%	May-05
Eugene Island 168	50.0%	Jun-05
S-L 18640 (LA)	65.0%	Jul-05
S-L 18860 (LA)	65.0%	Jan-06
South Marsh Island 57	50.0%	May-06
South Marsh Island 59	50.0%	May-06
South Marsh Island 75	50.0%	May-06
South Marsh Island 282	50.0%	May-06
Ship Shoal 14	50.0%	May-06
Ship Shoal 25	50.0%	May-06
West Delta 77	50.0%	Jun-06
Vermilion 194	50.0%	Jul-06
High Island A196	100.0%	Oct-06
High Island A197	100.0%	Oct-06
High Island A198	100.0%	Oct-06

Area/Block	WI	Lease Date
Contango Offshore Exploration LLC:
Viosca Knoll 75	33.3%	May-02
Viosca Knoll 167	100.0%	May-03
Vermilion 231	100.0%	May-03
Viosca Knoll 161	33.3%	Jul-03
Eugene Island 209	100.0%	Jul-03
High Island A16	100.0%	Dec-03
East Breaks 283	100.0%	Dec-03
South Timbalier 191	50.0%	May-04
Grand Isle 63	50.0%	May-04
Grand Isle 72	50.0%	May-04
Grand Isle 73	50.0%	May-04
Ship Shoal 220	50.0%	Jun-04
South Timbalier 240	50.0%	Jun-04
Viosca Knoll 118	33.3%	Jun-04
Viosca Knoll 475	100.0%	May-05
Eugene Island 168	50.0%	Jun-05
East Breaks 366	100.0%	Nov-05
East Breaks 410	100.0%	Nov-05
Ship Shoal 263	75.0%	Jun-06
Grand Isle 70	52.6%	Jun-06
Viosca Knoll 119	50.0%	Jun-06
Viosca Knoll 383	100.0%	Jun-06

Area/Block	WI	Lease Date
Magnolia Offshore Exploration LLC:
Ship Shoal 155	100.0%	May-02
Viosca Knoll 75	16.7%	May-02
Viosca Knoll 161	16.7%	Jul-03
Viosca Knoll 118	16.7%	Jun-04
Viosca Knoll 211	100.0%	Jul-04

Freeport LNG Development, L.P.

As of September 30, 2006, the Company has invested $3.2 million and owns a 10% limited partnership interest in Freeport LNG Development, L.P. (“Freeport LNG”), a limited partnership formed to develop, construct and operate a 1.5 billion cubic feet per day (“Bcf/d”) liquefied natural gas (“LNG”) receiving terminal in Freeport, Texas.

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

Phase II expansion of the LNG terminal may include a second LNG unloading dock, additional send-out and additional storage capacity. Freeport LNG submitted a permit application for the expansion to the FERC in May, 2005. FERC approved the expansion permit on September 21, 2006. Portions of the Phase II capacity have been sold to MC Global Gas Corporation, a wholly-owned subsidiary of Mitsubishi Corporation. Expansions of the terminal included in the current applications are planned and will be constructed as additional capacity is sold.

Although we anticipate that we may, from time-to-time, be required to provide funds to the Freeport LNG project, and intend to provide our pro rata 10% of any required equity participation, we believe the project will continue through Phase I construction and Phase II pre-development with no further significant funds likely being required from Contango.

Contango Venture Capital Corporation

As of September 30, 2006, Contango Venture Capital Corporation (“CVCC”), our wholly-owned subsidiary, held a direct investment in three alternative energy portfolio companies – Trulite, Inc. (“Trulite”), Gridpoint, Inc. (“Gridpoint”) and Moblize Inc. (“Moblize”). Our investment in each of Trulite and Gridpoint is less than 20% and we account for these investments under the cost method. Our investment in Moblize rose above 20% during the three months ended September 30, 2006 when the Company exercised its right pursuant to two warrants, to purchase additional shares of the company. We now account for this investment under the equity method.

Trulite, Inc. As of September 30, 2006, CVCC had invested $0.9 million in Trulite in exchange for 2,001,014 shares of Trulite common stock, which represents an approximate 17% ownership interest. Trulite develops lightweight hydrogen generators for fuel cell systems.

Gridpoint, Inc. As of September 30, 2006, CVCC had invested $1.0 million in Gridpoint in exchange for 333,333 shares of Gridpoint preferred stock, which represents an approximate 1.8% ownership interest. Gridpoint’s intelligent energy management products ensure clean, reliable power, increase energy efficiency, and integrate renewable energy. With Gridpoint, home and business owners can automatically protect themselves from power outages, manage their energy online and reduce their carbon footprint. Gridpoint’s “plug-and-play” appliances are easy to install and are sold through a network of premium home builders, utilities, retail chains and government entities as well as installers and contractors of electrical, heating, air-conditioning, home automation, power quality and renewable energy systems.

Moblize Inc. As of September 30, 2006, CVCC had invested $1.2 million in Moblize in exchange for 648,648 shares of Moblize convertible preferred stock, which represents an approximate 33% ownership interest. Moblize develops real time diagnostics and field optimization solutions for the oil and gas industry using open-standards based technologies. Moblize is deploying its technology in oil fields near Houston belonging to Chevron U.S.A. Inc. and on our Grand Isle 72 development, which will allow COI to remotely monitor, control and record, in real time, daily production volumes.

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

As of September 30, 2006, CVCC owns 25% of the Fund. The Fund currently holds a direct investment in two alternative energy companies – Protonex Technology Corporation (“Protonex”) and Jadoo Power Systems (“Jadoo”). We account for these investments under the equity method.

Protonex Technology Corporation. As of September 30, 2006, the Fund has invested $1.5 million in Protonex in exchange for 2,400,000 shares of Protonex stock, which represents an approximate 7% ownership interest. Protonex provides long-duration portable and remote power sources with a focus on providing solutions to the U.S. military and supplies complete power solutions and application engineering services to original equipment manufacturers customers. During the period, Protonex began trading its common shares on the AIM market of the London Stock Exchange under the stock symbol “PTX.L”. As a result, the Fund marks-to-market its investment in Protonex based on public pricing. At September 30, 2006, the Fund’s investment in Protonex had a mark-to-market value of approximately $4.3 million.

Jadoo Power Systems. As of September 30, 2006, the Fund has invested approximately $1.2 million and owns 2,200,000 shares of Jadoo stock, which represents an approximate 5% ownership interest. Jadoo develops high energy density power products for the law enforcement, military and electronic news gathering applications. As of September 30, 2006, the Fund’s investment in Jadoo had a valuation of approximately $1.2 million.

Since the Fund’s inception, the Company has recorded a cumulative $0.8 million increase to our investment resulting primarily from unrealized gains of the Fund as a result of mark-to-market adjustments that have been made due to the increase in the value of our alternative energy investments, bringing our total investment in alternative energy investments, including cumulative mark-to-market adjustments, as of September 30, 2006, to approximately $5.1 million.

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

Successful Efforts Method of Accounting. The accounting for our business is subject to special accounting rules that are unique to the oil and gas industry. There are two allowable methods of accounting for oil and gas business activities: the successful efforts method and the full-cost method. There are several significant differences between these methods. Under the successful efforts method, costs such as geological and geophysical, exploratory dry holes and delay rentals are expensed as incurred, where under the full-cost method these types of charges would be capitalized to their respective full-cost pool. In the measurement of impairment of oil and gas properties, the successful efforts method of accounting follows the guidance provided in SFAS 144, where the first measurement for impairment is to compare the net book value of the related asset to its undiscounted future cash flows using commodity prices consistent with management expectations. Under the full-cost method, the net book value (full-cost pool) is compared to the future net cash flows discounted at 10 percent using commodity prices in effect on the last day of the reporting period (ceiling limitation). If the full-cost pool is in excess of the ceiling limitation, the excess amount is charged through income.

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

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of September 30, 2006, the Company had $3,650,634 in cash and cash equivalents, of which $2,097,485 was invested in highly liquid AAA-rated tax-exempt money market funds.

Short Term Investments. As of September 30, 2006, the Company had $9,011,650 invested in a portfolio of periodic auction reset (“PAR”) securities, which have coupons that periodically reset to market interest rates at intervals ranging from 7 to 35 days. These PAR securities are being classified as short term investments and consist of AAA-rated tax-exempt municipal bonds. PAR securities are highly liquid and have minimal interest rate risk.

Principles of Consolidation. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly-owned subsidiaries are fully consolidated. Exploration and development subsidiaries not wholly owned, such as 42.7% owned REX, 50% owned MOE, and 76.0% owned COE (see “Offshore Gulf of Mexico Exploration Joint Ventures”), each as of September 30, 2006, are not controlled by the Company and are proportionately consolidated. By agreement, REX, MOE and COE have disproportionate allocations of their profits and losses among the owners. Accordingly, the Company determines its income or losses from the ventures based on a hypothetical liquidation determination of how increases or decreases in the book value of the ventures’ net assets will ultimately affect the cash payments to the Company in the event of dissolution.

By agreement, since the Company was the only owner that contributed cash to REX, MOE and COE upon formation of these three ventures, the Company consolidated 100% of the venture’ net assets and results of operations until the ventures expended all of the Company’s initial cash contributions. Subsequent to that event, the owners’ share in the net assets of the ventures is based on their stated ownership percentages. By agreement, the owners in COE immediately share in the net assets of COE, including the Company’s initial cash contribution, based on their stated ownership percentages. The other owners of REX, MOE and COE who participated in the initial formation contributed seismic data and related geological and geophysical services to the venturess.

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

Contango’s 32% ownership in Contango Capital Partnership Management, LLC (“CCPM”), Contango’s 25% limited partnership interest in Contango Capital Partners, L.P. (“CCPLP”) and Contango’s investment in Moblize are accounted for using the equity method. Under the equity method, only Contango’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet. CCPLP formed the Contango Capital Partners Fund, LP (the “Fund”) in January 2005. The Fund owns equity interests in a portfolio of alternative energy companies. The Fund marks these equity interests to market according to fair market values on a quarterly basis.

Contango’s investments in Trulite, Inc. (“Trulite”) and Gridpoint, Inc. (“Gridpoint”) are accounted for using the cost method. Under the cost method, Contango records an investment in the stock of an investee at cost, and recognizes dividends received as income. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment.

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

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, incorporated into the SEC Rules and Regulations as Section N to Topic 1, “Financial Statements,” which provides guidance concerning the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. Specifically, entities must consider the effects of prior year unadjusted misstatements when determining whether a current year misstatement will be considered material to the financial statements at the current reporting period and record the adjustment, if deemed material. SAB No. 108 becomes effective for the first fiscal year ending after November 15, 2006, with adoption in the first interim period of that year encouraged. Upon adoption, entities may either restate the financial statements for each period presented or record the cumulative effect of the error correction as an adjustment to the opening balance of retained earnings at the beginning of the period of adoption, and provide disclosure of each individual error being corrected within the cumulative adjustment, stating when and how each error arose and the fact that the error was previously considered immaterial. We do not expect this authoritative guidance to have a material impact on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 will not have a material impact on the Company.

Stock-Based Compensation. Effective July 1, 2001, the Company adopted the fair value based method prescribed in SFAS No. 123, “Accounting for Stock Based Compensation”. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes options-pricing model. Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”. Prior to the adoption of SFAS 123(R), the Company presented all benefits from the exercise of share-based compensation as operating cash flows in the statement of cash flows. SFAS 123(R) requires the benefits of tax deduction in excess of the compensation cost recognized for the options (excess tax benefit) to be classified as financing cash flows. The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the quarters ended September 30, 2006 and 2005, respectively: (i) risk-free interest rate of 4.56 percent and 4.10 percent; (ii) expected lives of five years; (iii) expected volatility of 40 percent and (iv) expected dividend yield of zero percent.

Under the Company’s 1999 Stock Incentive Plan, as amended (the “1999 Plan”), the Company’s Board of Directors may also grant restricted stock awards to officers or other employees of the Company. Restricted stock awards made under the 1999 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. Restricted stock awards generally vest over a period of three years. Grants of service based restricted stock awards are valued at our common stock price at the date of grant. During the three months ended September 30, 2006, the Company granted 16,750 shares of restricted stock to its employees.

During the three months ended September 30, 2006 and 2005, the Company recorded stock-based compensation charges of $229,160 and $177,939, respectively, to general and administrative expense.

MD&A Summary Data

The table below sets forth revenue, expense and production data for both continuing and discontinued operations for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006	2005	Change
	($000)
Revenues:
Natural gas and oil sales	$1,192	$1,191	*

Total revenues	$1,192	$1,191	*

Production:
Natural gas (million cubic feet)	144	91	58%
Oil and condensate (thousand barrels)	4	6	-33%
Total (million cubic feet equivalent)	168	127	32%

Natural gas (million cubic feet per day)	1.6	1.0	60%
Oil and condensate (thousand barrels per day)	0.1	0.1	*
Total (million cubic feet equivalent per day)	2.2	1.6	38%

Average Sales Price:
Natural gas (per thousand cubic feet)	$6.25	$8.86	-29%
Oil and condensate (per barrel)	$70.21	$63.61	10%

Operating expenses	$133	$(209)	-164%
Exploration expenses	$401	$339	18%
Depreciation, depletion and amortization	$212	$277	-23%
General and administrative expenses	$1,103	$922	20%
Interest expense (net of interest capitalized)	$167	$—	100%
Interest income	$252	$209	21%
Other income	$84	$233	-64%

*	not meaningful

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Natural Gas and Oil Sales. We reported revenues of approximately $1.2 million for the three months ended September 30, 2006 and the three months ended September 30, 2005. Production from the properties that were sold subsequent to September 30, 2005 was replaced with production from our Arkansas Fayetteville Shale play and our offshore production from Eugene Island 79 and Eugene Island 113B. Of the $1.2 million of natural gas and oil sales for the three months ended September 30, 2005, $0.2 million relates to continuing operations.

For the three months ended September 30, 2006, prices for natural gas and oil were $6.25 per Mcf and $70.21 per barrel, compared to $8.86 per Mcf and $63.61 per barrel for the three months ended September 30, 2005.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the three months ended September 30, 2006 was approximately 1.6 MMcf/d of natural gas, up from approximately 1.0 MMcf/d of natural gas for the three months ended September 30, 2005. Net oil production for the comparable periods decreased from 66 barrels of oil per day to 44 barrels of oil per day. The increase in natural gas production is principally attributable to our Arkansas Fayetteville Shale play wells, which are mainly gas wells. The decrease in oil production is principally attributable to the sale of our oil and gas wells subsequent to September 30, 2005.

Operating Expenses. Lease operating expenses for the three months ended September 30, 2006 were $132,949. Operating expenses from continuing operations for the three months ended September 30, 2005 were $164,380. Total operating expenses for the three months ended September 30, 2005 resulted in a net credit of $208,750. The Railroad Commission of Texas has extended a natural gas incentive allowing for severance tax reduction on tight sand gas wells. As a result, some of our previously sold south Texas properties are eligible for severance tax reduction. The $373,130 credit for three months ended September 30, 2005 was attributable to previously paid severance taxes from our previously sold south Texas properties. Of the net credit of $208,750 of operating expenses for the three months ended September 30, 2005, $5,749 relates to continuing operations.

Exploration Expense. We reported $401,347 of exploration expenses for the three months ended September 30, 2006. Of this amount, approximately $758,777 was attributable to the cost of various geological and geophysical activities, seismic data, and delay rentals, offset by a credit of $357,430. We reported $339,438 of exploration expenses for the three months ended September 30, 2005. Of this amount, approximately $256,119 was related to unsuccessful wells drilled in south Texas during the period and $83,319 was attributable to the cost to acquire and reprocess 3-D seismic data. The entire $339,438 of exploration expenses for the three months ended September 30, 2005 relates to continuing operations.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended September 30, 2006 was approximately $212,191. For the three months ended September 30, 2005, we recorded $277,084 of depreciation, depletion and amortization. The $64,893 decrease is primarily the result of the sale of substantially all of our producing south Texas and Alabama properties in fiscal year 2006, partially offset by production from our Arkansas Fayetteville Shale play. Of the $277,084 of depreciation, depletion and amortization for the three months ended September 30, 2005, $55,360 relates to continuing operations.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2006 and the three months ended September 30, 2005 were approximately $1.1 million and $0.9 million, respectively. The entire $0.9 million of general and administrative expenses for the three months ended September 30, 2005 relates to continuing operations.

Major components of general and administrative expenses for the three months ended September 30, 2006 included approximately $0.5 million in salaries and benefits, $0.1 million in legal, accounting, engineering and other professional fees, $0.2 million in office administration expenses, $0.1 million in insurance costs, and $0.2 million related to the cost of expensing stock options and stock grant compensation.

Major components of general and administrative expenses for the three months ended September 30, 2005 included approximately $0.3 million in salaries and benefits, $0.1 million in legal, accounting, engineering and other professional fees, $0.2 million in office administration expenses, $0.1 million in insurance, and $0.2 million related to the cost of expensing stock options.

Interest Income. We reported interest income of $251,659 for the three months ended September 30, 2006. This compares to the $209,053 of interest income reported for the three months ended September 30, 2005. The slight increase is due to the higher average levels of cash and cash equivalents and short term investments, further enhanced by higher interest rates.

Other Income. For the three months ended September 30, 2006, we reported other income of $84,391 resulting from changes in the market value of Protonex and equity earnings from Moblize. For the three months ended September 30, 2005, we reported other income from partially owned subsidiaries of $209,522 and a gain of $23,598 resulting from discontinued operations.

Production, Prices, Operating Expenses, and Other

	Three Months Ended September 30,
	2006	2005
	(Dollar amounts in 000’s, except per Mcfe amounts)
Production Data:
Natural gas (million cubic feet)	144	91
Oil and condensate (thousand barrels)	4	6
Total (million cubic feet equivalent)	168	127

Natural gas (million cubic feet per day)	1.6	1.0
Oil and condensate (thousand barrels per day)	0.1	0.1
Total (million cubic feet equivalent per day)	2.2	1.6

Average sales price:
Natural gas (per thousand cubic feet)	$6.25	$8.86
Oil and condensate (per barrel)	$70.21	$63.61

Selected data per Mcfe:
Production and severance taxes	$0.27	$(2.42)
Lease operating expenses	$0.52	$0.78
General and administrative expenses	$6.54	$7.25
Depreciation, depletion and amortization of natural gas and oil properties	$1.00	$2.07

EBITDAX (1)	$39	$734

(1)	EBITDAX represents earnings before interest, income taxes, depreciation, depletion and amortization, impairment expenses, exploration expenses, including gain (loss) from hedging activities, and sale of assets and other. We have reported EBITDAX because we believe EBITDAX is a measure commonly reported and widely used by investors as an indicator of a company’s operating performance and ability to incur and service debt. We believe EBITDAX assists investors in comparing a company’s performance on a consistent basis without regard to depreciation, depletion and amortization, impairment of natural gas and oil properties and exploration expenses, which can vary significantly depending upon accounting methods. EBITDAX is not a calculation based on U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss) in measuring our performance or used as an exclusive measure of cash flow because it does not consider the impact of working capital growth, capital expenditures, debt principal reductions and other sources and uses of cash, which are disclosed in our statements of cash flows. Investors should carefully consider the specific items included in our computation of EBITDAX. While we have disclosed our EBITDAX to permit a more complete comparative analysis of our operating performance and debt servicing ability relative to other companies, investors should be cautioned that EBITDAX as reported by us may not be comparable in all instances to EBITDAX as reported by other companies. EBITDAX amounts may not be fully available for management’s discretionary use, due to requirements to conserve funds for capital expenditures, debt service, preferred stock dividends and other commitments.

A reconciliation of EBITDAX to loss from operations and operating results for discontinued operations for the periods indicated is presented below.

	Three Months Ended September 30,
	2006	2005
	($000)
Loss from continuing operations	$(658)	$(1,175)
Exploration expenses	401	339
Depreciation, depletion and amortization	212	55
Other income	84	210

EBITDAX from continuing operations	39	(571)
Income from discontinued operations before taxes	—	1,059
Depreciation, depletion and amortization	—	222
Other income	—	24

EBITDAX	$39	$734

Capital Resources and Liquidity

Cash Inflow. During the three months ended September 30, 2006, we had $16.3 million of cash inflow consisting of internally generated after-tax net cash flow from operations of $6.8 million and $9.5 million from the sale of short term investments.

Cash Outflow. During the three months ended September 30, 2006, we used a total of $22.9 million of cash consisting of $22.0 million in exploration and development activities (approximately $13.0 million offshore and $9.0 million onshore), $0.6 million in alternative energy companies and $0.3 million in financing activities.

Capital Budget. For the remaining nine months of fiscal year 2007, our capital expenditure budget calls for us to invest a total of $54.4 million ($4.4 million of this was invested in October 2006), as we continue to invest in our Arkansas Fayetteville Shale play, bring our Grand Isle 72 (“Liberty”) and Eugene Island 10 (“Dutch”) discoveries to production and spud a second exploration well at our Dutch prospect in December 2006.

Of the $54.4 million in capital expenditures budgeted for the remaining nine months of fiscal year 2007, $13.8 million is anticipated to be invested in offshore activities. Our budget calls for us to invest approximately $2.2 million for production and pipeline facilities for developing Grand Isle 72, approximately $4.4 million for completion, production and pipeline facilities for developing our first well at Eugene Island 10 ($2.2 million was invested in October 2006), approximately $3.7 million for drilling our second well at Eugene Island 10, $3.0 million in other exploratory wells and $0.5 million in projected future exploration costs, seismic and delay rentals.

Of the $54.4 million in capital expenditures budgeted for the remaining nine months of fiscal year 2007, $40.1 million is expected to be invested in onshore activities. In the Arkansas Fayetteville Shale, our partners and we have acquired or received commitments on approximately 44,300 net mineral acres and we have committed to a total of 87 wells in this play as of October 31, 2006. We have an average working interest of 15% and a net revenue interest of 12% in these 87 wells. Of these 87 wells, 19 are operated by Alta and 68 are operated by a third party independent oil and gas exploration company (these 68 wells are referred to as “Integrated Wells”).

Of the 19 Alta wells, two were drilled in fiscal year 2006 and five have been drilled thus far during fiscal year 2007. We estimate an additional $6.3 million, net to Contango, will be required for remaining drilling, frac, completion and hook-up costs of these seven wells ($1.6 million of this was invested in October 2006). We are budgeting to drill an additional ten new Alta wells during fiscal year 2007 at a cost of $14.4 million. This includes drilling, frac, completion and hookup costs for the wells. Additionally, we expect to invest $7.6 million in pipeline infrastructure, seismic and additional leasehold costs for the Arkansas Fayetteville Shale. We estimate we will have an average working interest of 42% and a net revenue interest of 33% in these 19 Alta wells.

Of the 68 Integrated Wells for which we have received AFEs, 22 wells are producing, 20 wells have already been spud, and 26 wells have yet to be drilled. In addition to these 68 Integrated Wells, we are budgeting to receive 56 additional AFEs for Integrated Wells during the remainder of fiscal year 2007 for a total of 124 Integrated Wells. We anticipate having approximately 40 producing Integrated Wells by December 2006. Our capital budget for Integrated Wells assumes we will invest $10.8 million in Integrated Wells during the remainder of fiscal year 2007 ($0.6 million of this was invested in October 2006). We estimate we will have an average working interest of 6% and a net revenue interest of 5% in these 124 Integrated Wells.

Our capital budget also calls for us to invest approximately $1.0 million with Alta in an onshore prospect in Alabama, and loaning an additional $500,000 to Trulite.

Freeport LNG closed a $383.0 million private placement note issuance in December 2005, and we believe the LNG project will continue through Phase I construction and Phase II pre-development expansion with no further significant funds being required from Contango.

As of November 3, 2006, we have approximately $12.7 million in cash, cash equivalents, and short term investments and $20.0 million in long-term debt outstanding. The Company had estimated production during October 2006 of approximately 1.5 MMcfe/d.

We will need additional financing to supplement our internally generated cash flow to fund our offshore exploration and development and Arkansas Fayetteville Shale development programs. We intend to access our additional funding needs by first seeking a hydrocarbon borrowing base bank loan. Depending on the terms, conditions and amount of traditional bank financing made available to us, we may be further required to pursue mezzanine debt, equity financing, the sale of assets or seek other financing to fund our opportunities. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations.

Natural Gas and Oil Reserves

The following table presents our estimated net proved, developed producing natural gas and oil reserves and the pre-tax net present value of our reserves at September 30, 2006. Our onshore reserves were based on a reserve report generated by W.D. Von Gonten & Co. The offshore reserves were based on a reserve report generated by William M. Cobb & Associates, Inc. The pre-tax net present value is not intended to represent the current market value of the estimated natural gas and oil reserves we own.

The pre-tax net present value of future cash flows attributable to our proved reserves as of September 30, 2006 was determined by the September 30, 2006 prices of $4.18 per MMbtu for natural gas at the Houston Ship Channel and $62.91 per barrel of oil at West Texas Intermediate Posting, in each case before adjustments.

Proved Reserves as of September 30, 2006
Natural Gas (MMcf)	29,238
Oil and Condensate (MBbls)	685
Total proved reserves (Mmcfe)	33,348

Pre-tax net present value, SEC guidelines ($000)	$102,437

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

Credit Facility

On April 27, 2006 the Company completed the arrangement of a new three-year $20.0 million secured term loan agreement with The Royal Bank of Scotland plc (“RBS”). The term loan agreement is secured with the stock of Contango Sundance, Inc. (“Sundance”), our wholly-owned subsidiary. Sundance owns a 10% limited partnership interest in Freeport LNG Development, LP, which owns the Freeport LNG facility. As of November 3, 2006, the Company has borrowed the entire $20.0 million under the term loan agreement. Borrowings under the Agreement bear interest, at the Company’s option, at either (i) 30 day LIBOR, (ii) 60 day LIBOR or (iii) 90 day LIBOR, all plus 6.5%. Interest is due at the end of the LIBOR period chosen. The principal is due April 27, 2009, but we may prepay after April 27, 2008 with no prepayment penalty.

The term loan agreement requires the maintenance of certain ratios, including those related to working capital, as defined in the term loan agreement. Additionally, the term loan agreement contains certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell certain assets, and pay dividends. Failure to maintain required financial ratios or comply with the term loan agreement’s covenants could result in a default and acceleration of all indebtedness under the credit facility. As of November 3, 2006, the Company was in compliance with its financial covenants, ratios and other provisions of the term loan agreement.

The Company’s credit facility with Guaranty Bank, FSB is an unsecured $100,000 revolving line of credit . Although the Company has no borrowings against this line as of September 30, 2006, the revolving line of credit is being maintained and matures on June 29, 2008. Borrowings under the credit facility bear interest, at the Company’s option, at either (i) LIBOR plus two percent (2%) or (ii) the bank’s base rate plus one-fourth percent (1/4%) per annum. Additionally, the Company pays a quarterly commitment fee of three-eighths percent (3/8%) per annum on the average availability.

The hydrocarbon borrowing base is subject to semi-annual redetermination based primarily on the value of our proved reserves. The credit facility requires the maintenance of certain ratios, including those related to working capital, funded debt to EBITDAX, and debt service coverage, as defined in the credit agreements. Additionally, the credit agreements contain certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell assets, pay dividends and reacquire or otherwise acquire or redeem capital stock. Failure to maintain required financial ratios or comply with the credit facility’s covenants can result in a default and acceleration of all indebtedness under the credit facility. As of November 3, 2006, the Company was in compliance with its financial covenants, ratios and other provisions of its credit facility.

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

Since inception, we have invested approximately $15.6 million in our Arkansas Fayetteville Shale play including $5.4 million invested during the three months ended September 30, 2006. Our capital budget for the remainder of fiscal year 2007 calls for us to invest an additional $29.0 million in the Arkansas Fayetteville Shale. This represents approximately 75% of our total CAPEX budget for the remainder of fiscal year 2007. We intend to borrow significant capital against anticipated revenues and production, and should the wells not perform as expected, we will likely encounter difficulty repaying this debt. There can be no assurance that our drilling activity in this area will produce economically feasible wells. It is early in the exploration and development of this play and we are still learning how to drill, complete, frac and produce these wells. Additionally, all of our wells are operated by outside companies. As a result, we have a limited ability to exercise influence over operations or their associated costs and risks.

Increasing capital investment in certain prospects increases our dry hole risk exposure.

Beginning in the spring of 2005, we decided to increase our capital investment in certain exploration prospects, including our onshore Arkansas Fayetteville Shale prospect and our offshore Gulf of Mexico prospects. From July 1, 2005 through October 31, 2006, we have invested, or committed to invest, approximately $27.0 million in our offshore prospects, and $22.5 million in the Arkansas Fayetteville Shale. This represents a major increase in the risk profile of the Company which in the past has limited its dry hole risk exposure on any one well to approximately $1.0 million.

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

If REX cannot promptly repay the REX Note upon demand by the lender, REX could lose all of its assets, including its interest in the Eugene Island 10 discovery in the Gulf of Mexico.

The REX Note is payable upon the earlier of a demand by the lender and October 26, 2007 and is secured by substantially all of the assets of REX. If the lender were to demand repayment and REX were unable to access funds for repayment, REX could lose all the collateral securing the REX Note.

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

Due to the significant volatility in natural gas prices and the potential risk of significant hedging losses if our production should be shut-in during a period when NYMEX natural gas prices increase, our policy is to hedge only through the purchase of puts. By not hedging our production, we may be more adversely affected by declines in natural gas and oil prices than our competitors who engage in hedging arrangements.

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

Our common stock is thinly traded.

Contango has approximately 15 million shares of common stock outstanding, held by approximately 119 holders of record. Directors and officers own or have voting control over approximately 3.5 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate and Credit Rating Risks. As of September 30, 2006, we had approximately $12.7 million in cash and cash equivalents, and short term investments. At September 30, 2006, approximately $1.6 million was held in our operating accounts to be used for general corporate purposes, and approximately $2.1 million was invested in highly liquid AAA-rated tax-exempt money market funds. The remaining $9.0 million was invested in a portfolio of periodic auction reset (“PAR”) securities that have coupons periodically reset to market interest rates. These PAR securities are being classified as short term investments and consist of AAA-rated tax exempt municipal bonds. PAR securities are highly liquid and have minimal interest rate risk.

Our money market funds are highly liquid AAA-rated tax-exempt securities with maturities of 90 days or less. We consider all highly liquid debt instruments having an original maturity of 90 days or less to be cash equivalents.

Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of September 30, 2006, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the quarter ended September 30, 2006, a 10% fluctuation in the prices received for natural gas and oil production would not have a material impact on our revenues.

Hedging Activities. Due to the significant volatility in natural gas and crude oil prices and the potential risk of significant hedging losses if NYMEX natural gas prices spike on the date options settle, our policy is to hedge only through the purchase of puts. During the three month period ended September 30, 2006, we had no commodity hedge activity.

Item 4. Controls and Procedures

Kenneth R. Peak, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2006. Based upon that evaluation, Mr. Peak concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit Number	Description
2.1	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and REX Offshore Corporation, dated as of September 1, 2005. (1)
2.2	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and COE Offshore, LLC dated as of September 1, 2005. (1)
2.3	Purchase and Sale Agreement between Contango STEP, LP and Rosetta Resources Operating LP, dated April 28, 2006 (7)
3.1	Certificate of Incorporation of Contango Oil & Gas Company. (2)
3.2	Bylaws of Contango Oil & Gas Company. (2)
3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (2)
3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (3)
4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (4)
4.2	Certificate of Designations, Preferences and Relative Rights and Limitations for Series C Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company. (5)
4.3	Certificate of Designations, Preferences and Relative Rights and Limitations for Series D Perpetual Cumulative Convertible Preferred Stock of Contango Oil & Gas Company. (6)
4.4	Securities Purchase Agreement, dated as of July 15, 2005, among Contango Oil & Gas Company and the Purchasers Named Therein. (6)
10.1	Term Loan Agreement between Contango Oil & Gas Company and The Royal Bank of Scotland plc, dated April 27, 2006. (7)
10.2	Demand Promissory Note dated October 26, 2006 with Schedules I, II and III. †
23.1	Consent of W.D. Von Gonten & Co. †
23.2	Consent of William M. Cobb & Associates, Inc. †
31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
1.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 2, 2005, as filed with the Securities and Exchange Commission on September 8, 2005.
2.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
3.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
4.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
5.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 12, 2003, as filed with the Securities and Exchange Commission on December 17, 2003.
6.	Filed as an exhibit to the Company’s Registration Statement filed on Form S-3 as filed with the Securities and Exchange Commission on August 2, 2005.
7.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended March 31, 2006, dated May 15, 2006, as filed with the Securities and Exchange Commission.

8. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: November 8, 2006	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

Date: November 8, 2006	By:	/s/ LESIA BAUTINA
Lesia Bautina
Senior Vice President and Controller
(Principal Accounting Officer)