Form 10-Q
period 2006-12-31
CONTANGO OIL & GAS CO
filed 2007-02-09
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of February 4, 2007 was 15,882,807.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED DECEMBER 31, 2006

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2006	June 30, 2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$8,435,386	$10,274,950
Short-term investments	100,297	18,472,327
Inventory tubulars	334,797	194,825
Accounts Receivable:
Trade receivables	682,141	481,593
Advances to affiliates	2,078,810	256,180
Joint interest billings receivable	1,651,665	3,422,261
Prepaid capital costs	2,800,713	1,208,299
Other	311,683	202,583

Total current assets	16,395,492	34,513,018

PROPERTY AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	36,958,532	18,395,015
Unproved properties	26,943,013	23,293,300
Furniture and equipment	231,877	231,877
Accumulated depreciation, depletion and amortization	(1,061,101)	(662,877)

Total property and equipment, net	63,072,321	41,257,315

OTHER ASSETS:
Cash and other assets held by affiliates	1,985,554	1,054,100
Investment in Freeport LNG Project	3,243,585	3,243,585
Investment in Contango Venture Capital Corporation	5,150,393	4,453,028
Deferred income tax asset	5,739,619	4,455,190
Facility fees and other assets	335,505	408,769

Total other assets	16,454,656	13,614,672

TOTAL ASSETS	$95,922,469	$89,385,005

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2006	June 30, 2006
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$3,216,391	$1,041,505
Joint interest advances	—	5,638,600
Accrued exploration and development	8,118,033	8,278,245
Advances from affiliates	1,181,421	194,862
Debt of affiliates	2,135,023	—
Other accrued liabilities	846,698	1,026,743

Total current liabilities	15,497,566	16,179,955

LONG-TERM DEBT	20,000,000	10,000,000

ASSET RETIREMENT OBLIGATION	401,458	665,458

SHAREHOLDERS’ EQUITY:
Convertible preferred stock, 6%, Series D, $0.04 par value, 4,000 shares authorized, 1,900 and 2,000 shares issued and outstanding, liquidiation preference of $9,500,000 and $10,000,000 at $5,000 per share, as of December 31, 2006 and June 30, 2006, respectively	76	80
Common stock, $0.04 par value, 50,000,000 shares authorized, 17,645,643 shares issued and 15,070,643 outstanding at December 31, 2006, 17,574,085 shares issued and 14,999,085 outstanding at June 30, 2006,	705,824	702,961
Additional paid-in capital	45,451,715	45,105,504
Treasury stock at cost (2,575,000 shares)	(6,180,000)	(6,180,000)
Retained earnings	20,045,830	22,911,047

Total shareholders’ equity	60,023,445	62,539,592

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$95,922,469	$89,385,005

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
REVENUES:
Natural gas and oil sales	$850,407	$44,298	$2,042,713	$192,078

Total revenues	850,407	44,298	2,042,713	192,078

EXPENSES:
Operating expenses	144,702	125,896	277,651	131,646
Exploration expenses	496,123	377,708	897,470	717,146
Depreciation, depletion and amortization	292,192	31,763	504,383	87,123
Impairment of natural gas and oil properties	192,109	—	192,109	—
General and administrative expenses	1,425,599	1,099,711	2,528,941	2,021,974

Total expenses	2,550,725	1,635,078	4,400,554	2,957,889

LOSS FROM CONTINUING OPERATIONS BEFORE
OTHER INCOME AND INCOME TAXES	(1,700,318)	(1,590,780)	(2,357,841)	(2,765,811)

OTHER INCOME (EXPENSE):
Interest expense (net of interest capitalized)	(390,434)	(96)	(557,905)	(192)
Interest income	155,483	190,315	407,142	399,368
Gain (loss) on sale of assets and other	(1,401,076)	32,164	(1,316,685)	241,686

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(3,336,345)	(1,368,397)	(3,825,289)	(2,124,949)
Benefit for income taxes	1,019,484	535,585	1,252,572	814,995

LOSS FROM CONTINUING OPERATIONS	(2,316,861)	(832,812)	(2,572,717)	(1,309,954)

DISCONTINUED OPERATIONS (Note 4)
Discontinued operations, net of income taxes	—	614,425	—	1,302,868

NET LOSS	(2,316,861)	(218,387)	(2,572,717)	(7,086)
Preferred stock dividends	142,500	150,000	292,500	301,000

NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(2,459,361)	$(368,387)	$(2,865,217)	$(308,086)

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$(0.16)	$(0.07)	$(0.19)	$(0.11)
Discontinued operations	—	0.04	—	0.09

Total	$(0.16)	$(0.03)	$(0.19)	$(0.02)

Diluted
Continuing operations	$(0.16)	$(0.07)	$(0.19)	$(0.11)
Discontinued operations	—	0.04	—	0.09

Total	$(0.16)	$(0.03)	$(0.19)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,031,697	14,717,570	15,018,305	14,586,862

Diluted	15,031,697	14,717,570	15,018,305	14,586,862

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(2,572,717)	$(1,309,954)
Plus income from discontinued operations, net of income taxes	—	1,302,868

Net loss	(2,572,717)	(7,086)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	504,383	673,857
Impairment of natural gas and oil properties	192,109	—
Exploration expenditures	586,583	1,667,126
Deferred income taxes	(1,284,430)	828,558
Tax benefit from exercise of stock option	(31,857)	—
Stock-based compensation	448,423	370,367
Loss (gain) on sale of assets and other	1,414,049	(7,276)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other	(200,548)	111,599
Increase in notes receivable	(525,000)	—
Increase in prepaid insurance	(133,244)	(95,959)
Increase in interest receivable	(34,225)	—
Increase in inventory	(139,972)	—
Decrease in accounts payable	(3,463,714)	(148,563)
Increase (decrease) in other accrued liabilities	(183,658)	222,754
Increase (decrease) in income taxes payable	31,857	(1,658,548)
Other	(97,365)	(41,594)

Net cash provided by (used in) operating activities	(5,489,326)	1,915,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(31,910,638)	(9,028,243)
Increase in net investment in affiliates	(931,454)	(512,058)
Investment in Freeport LNG Project	—	(170,000)
Sale of short-term investments, net	18,372,030	13,686,413
Additions to furniture and equipment	(23,345)	(18,370)
Sale of assets	7,000,000	—
(Increase) decrease in advances to operators	—	592,170
Investment in Contango Venture Capital Corporation	(600,000)	(456,023)
Acquisition of overriding royalty interests	—	(1,000,000)
Acquisition of Republic Exploration LLC and Contango Offshore Exploration interests	—	(7,500,000)

Net cash used in investing activities	(8,093,407)	(4,406,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	10,000,000	—
Borrowings by affiliates	2,135,023	—
Proceeds from preferred equity issuances	—	10,000,000
Preferred stock dividends	(292,500)	(301,000)
Repurchase/cancellation of stock options	(181,540)	—
Tax benefit from cancellation of stock option	31,856	—
Proceeds from exercised options, warrants and others	50,330	389,036
Preferred equity issuance costs	—	(383,562)

Net cash provided by financing activities	11,743,169	9,704,474

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,839,564)	7,213,598
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,274,950	3,985,775

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,435,386	$11,199,373

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$—	$710,000

Cash paid for interest	$710,395	$192

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the Six Months Ended December 31, 2006
	Preferred Stock		Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2006	2,000	$80	14,999,085	$702,961	$45,105,504	$(6,180,000)	$22,911,047	$62,539,592
Issuance of common stock	—	—	16,750	670	81,268	—	—	81,938
Expense of stock options	—	—	—	—	147,222	—	—	147,222
Repurchase/cancellation of stock options, net of tax benefit	—	—	—	—	(152,508)	—	—	(152,508)
Net loss	—	—	—	—	—	—	(255,856)	(255,856)
Preferred stock dividends	—	—	—	—	—	—	(150,000)	(150,000)

Balance at September 30, 2006	2,000	80	15,015,835	703,631	45,181,486	(6,180,000)	22,505,191	62,210,388

Conversion of Series D preferred shares	(100)	(4)	41,666	1,667	(1,663)	—	—	—
Exercise of stock options	—	—	4,000	160	50,170	—	—	50,330
Tax benefit from exercise of stock options	—	—	—	—	2,825	—	—	2,825
Issuance of common stock	—	—	8,416	337	71,704	—	—	72,041
Cashless exercise of stock options	—	—	726	29	(29)	—	—	—
Expense of stock options	—	—	—	—	147,222	—	—	147,222
Net loss	—	—	—	—	—	—	(2,316,861)	(2,316,861)
Preferred stock dividends	—	—	—	—	—	—	(142,500)	(142,500)

Balance at December 31, 2006	1,900	$76	15,070,643	$705,824	$45,451,715	$(6,180,000)	$20,045,830	$60,023,445

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission, including instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2006. The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

1. Summary of Significant Accounting Policies

The application of generally accepted accounting principles involves certain assumptions, judgments, choices and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. Contango’s critical accounting policies, which are described below, relate to the successful efforts method of accounting for costs related to natural gas and oil activities, consolidation principles and stock based compensation, cash and cash equivalents, and short-term investments.

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

When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a cost center basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. Approximately $0.2 million of impairment was reported for the six and three months ended December 31, 2006 which was attributable to a write-down of costs relating to the Alta-Ellis #1 well in December 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified its $11.6 million property sale effective April 1, 2006, and its $2.0 million property sale effective February 1, 2006, as discontinued operations. An integral and on-going part of our business strategy is to sell our proved reserves from time to time in order to generate additional capital to reinvest in our onshore and offshore exploration programs. Thus, it is our intent to remain an independent natural gas and oil company engaged in the exploration, production, and acquisition of natural gas and oil.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of December 31, 2006, the Company had $8,435,386 in cash and cash equivalents, of which $6,826,193 was invested in highly liquid AAA-rated tax-exempt money market funds.

Short Term Investments. As of December 31, 2006, the Company had $100,297 invested in a portfolio of periodic auction reset (“PAR”) securities, which have coupons that periodically reset to market interest rates at intervals ranging from 7 to 35 days. These PAR securities are being classified as short term investments and consist of AAA-rated tax-exempt municipal bonds. PAR securities are highly liquid and have minimal interest rate risk.

Principles of Consolidation. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly-owned subsidiaries are fully consolidated. Exploration and development subsidiaries not wholly owned, such as 42.7% owned Republic Exploration LLC (“REX”), 50% owned Magnolia Offshore Exploration LLC (“MOE”), and 76.0% owned Contango Offshore Exploration LLC (“COE”) are not controlled by the Company and are proportionately consolidated. By agreement, REX, MOE and COE have disproportionate allocations of their profits and losses among the owners. Accordingly, the Company determines its income or losses from the ventures based on a hypothetical liquidation determination of how increases or decreases in the book value of the ventures’ net assets will ultimately affect the cash payments to the Company in the event of dissolution.

By agreement, since the Company was the only owner that contributed cash to REX, MOE and COE upon formation of these three ventures, the Company consolidated 100% of the ventures’ net assets and results of operations until the ventures expended all of the Company’s initial cash contributions. Subsequent to that event, the owners’ shares in the net assets of the ventures are based on their stated ownership percentages. By agreement, the owners in COE have immediately shared in the net assets of COE, including the Company’s initial cash contribution, based on their stated ownership percentages. The other owners of REX, MOE and COE who participated in the initial formation of these entities contributed seismic data and related geological and geophysical services to the ventures in exchange for ownership interests.

On September 2, 2005, the Company purchased an additional 9.4% ownership interest in each of REX and COE. Both interests were purchased from an existing owner, which prior to the sale, owned 33.3% of each of the two subsidiaries. As a result of these two purchases, the Company’s equity ownership interest in REX has increased from 33.3% to 42.7% and in COE from 66.6% to 76.0%. On September 2, 2005, an independent third party also purchased a 9.4% interest in each of REX and COE from the same selling owner whose ownership interest thus decreased from 33.3% to 14.6% in each such entity.

Contango’s 10% limited partnership interest in Freeport LNG Development, L.P. (“Freeport LNG”) is accounted for at cost. As a 10% limited partner, the Company has no ability to direct or control the operations or management of the general partner.

Contango’s 32% ownership in Contango Capital Partnership Management, LLC (“CCPM”), Contango’s 25% limited partnership interest in Contango Capital Partners, L.P. (“CCPLP”) and Contango’s 33% ownership of Moblize Inc. (“Moblize”) are accounted for using the equity method. Under the equity method, only Contango’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet. CCPLP formed the Contango Capital Partners Fund, LP (the “Fund”) in January 2005. The Fund owns equity interests in a portfolio of alternative energy companies. The Fund marks these equity interests to market according to fair market values on a quarterly basis.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 will not have a material impact on the Company.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48 and assessing the impact, if any, it may have on our financial position and results of operations.

Stock-Based Compensation. Effective July 1, 2001, the Company adopted the fair value based method prescribed in SFAS No. 123, “Accounting for Stock Based Compensation”. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes options-pricing model. Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”. Prior to the adoption of SFAS 123(R), the Company presented all benefits from the exercise of share-based compensation as operating cash flows in the statement of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) to be classified as financing cash flows. The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the quarters ended December 31, 2005: (i) risk-free interest rate of 4.33 percent; (ii) expected lives of five years; (iii) expected volatility of 40 percent and (iv) expected dividend yield of zero percent. The Company had no stock option grants for the three months ended December 31, 2006.

Under the Company’s 1999 Stock Incentive Plan, as amended (the “1999 Plan”), the Company’s Board of Directors may also grant restricted stock awards to officers or other employees of the Company. Restricted stock awards made under the 1999 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. Restricted stock awards generally vest over a period of three years. Grants of service based restricted stock awards are valued at our common stock price at the date of grant. During the six months ended December 31, 2006, the Company granted 16,750 shares of restricted stock to its employees, and 8,416 shares of restricted stock to its Board of Directors as part of its annual compensation. The shares of restricted stock granted to the Board of Directors vest over a period of one year.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended December 31, 2006 and 2005, the Company recorded stock-based compensation charges of $448,423 and $370,367 to general and administrative expense, respectively.

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

3. Sale of Properties – Continuing Operations

In December 2006, Contango Operators, Inc. (“COI”), a wholly-owned subsidiary of the Company, completed the sale of its 25% working interest in the Grand Isle 72 well (“Liberty”) to an independent oil and gas company for $7.0 million. The sold property had reserves of approximately 1.9 billion cubic feet equivalent (“Bcfe”), net to COI. The Company recognized a loss of approximately $1.4 million in December 2006 as a result of this sale. The Company continues to have an interest in Grand Isle 72 via its investment in COE.

4. Sale of Properties – Discontinued Operations

On March 24, 2006, the Company’s Board of Directors approved the sale of all of the Company’s onshore producing assets in Texas and Alabama for an aggregate purchase price of $11.6 million. These properties were held by Contango STEP, L.P. (“STEP”), an indirect wholly-owned subsidiary of the Company. The sale was completed in June 2006 pursuant to a purchase and sale agreement. The sold properties had net reserves of approximately 203 thousand barrels of oil and 849 million cubic feet (“MMcf”) of gas, or 2.1 Bcfe. The Company recognized a pre-tax gain of $6.2 million for the year ended June 30, 2006. This sale has been classified as discontinued operations in our financial statements for all periods presented.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any discontinued operations for the three or six months ended December 31, 2006. The summarized financial results for discontinued operations for the periods ended December 31, 2005 are as follows:

Operating Results :	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Revenues	$—	$1,779,111	$—	$2,821,882
Operating (expenses) credits	—	733,833 *	—	948,332 *
Exploration expenses	—	(1,202,665)	—	(1,202,665)
Depreciation, depletion and amortization	—	(365,010)	—	(586,734)
Gain on sale of discontinued operations	—	—	—	23,598

Gain before income taxes	$—	$945,269	$—	$2,004,413
Provision for income taxes	—	(330,844)	—	(701,545)

Gain from discontinued operations, net of income taxes	$—	$614,425	$—	$1,302,868

*	Credits due to severance tax refunds

For the three and six months ended December 31, 2005, operating expenses from discontinued operations resulted in a net credit of $733,833 and $948,332, respectively, which was attributable to a credit for previously paid severance taxes. The Railroad Commission of Texas allows for a severance tax reduction on tight sand gas wells. As a result, some of our properties sold in fiscal year 2005 were eligible for severance tax reduction. By contractual agreement, revenues and expenses prior to July 1, 2004, the effective date of the sale, accrue to us.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Net Loss Per Common Share

A reconciliation of the components of basic and diluted net loss per share of common stock is presented in the tables below.

	Three Months Ended December 31, 2006				Three Months Ended December 31, 2005
	Loss	Weighted Average Shares		Per Share	Loss	Weighted Average Shares		Per Share
Loss from continuing operations including preferred dividends	$(2,459,361)	15,031,697		$(0.16)	$(982,812)	14,717,570		$(0.07)
Discontinued operations, net of income taxes	$—	—		$—	$614,425	14,717,570		$0.04

Basic Earnings per Share:
Net loss attributable to common stock	$(2,459,361)	15,031,697		$(0.16)	$(368,387)	14,717,570		$(0.03)

Effect of Potential Dilutive Securities:
Stock options	—	(a	)		—	(a	)
Series D preferred stock	(a )	(a	)		(a )	(a	)

Loss from continuing operations including preferred dividends	$(2,459,361)	15,031,697		$(0.16)	$(982,812)	14,717,570		$(0.07)
Discontinued operations, net of income taxes	$—	—		$—	$614,425	14,717,570		$0.04

Diluted Earnings per Share:
Net loss attributable to common stock	$(2,459,361)	15,031,697		$(0.16)	$(368,387)	14,717,570		$(0.03)

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as income from continuing operations was in a loss position for the period	$—	520,175		$—	$—	444,035		$—
Series D preferred stock	$142,500	791,664		$0.18	$150,000	833,330		$0.18

(a)	Anti-dilutive.

	Six Months Ended December 31, 2006				Six Months Ended December 31, 2005
	Loss	Weighted Average Shares		Per Share	Loss	Weighted Average Shares		Per Share
Loss from continuing operations including preferred dividends	$(2,865,217)	15,018,305		$(0.19)	$(1,610,954)	14,586,862		$(0.11)
Discontinued operations, net of income taxes	—	—		$—	1,302,868	14,586,862		0.09

Basic Earnings per Share:
Net income attributable to common stock	$(2,865,217)	15,018,305		$(0.19)	$(308,086)	14,586,862		$(0.02)

Effect of Potential Dilutive Securities:
Stock options	—	(a	)		—	(a	)
Series D preferred stock	(a )	(a	)		(a )	(a	)

Loss from continuing operations including preferred dividends	$(2,865,217)	15,018,305		$(0.19)	$(1,610,954)	14,586,862		$(0.11)
Discontinued operations, net of income taxes	—	—		—	1,302,868	14,586,862		0.09

Diluted Earnings per Share:
Net loss attributable to common stock	$(2,865,217)	15,018,305		$(0.19)	$(308,086)	14,586,862		$(0.02)

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as income from continuing operations was in a loss position for the period	$—	452,827		$—	$—	448,147		$—
Series C preferred stock (converted during the period)	$—	—		$—	$21,000	1,166,667		$0.02
Series D preferred stock	$292,500	791,664		$0.37	$280,000	766,667		$0.37

(a)	Anti-dilutive.

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

The purchase price paid in excess of the subsidiaries net assets acquired (“purchase price allocation”) was allocated to the various assets owned by the subsidiaries during the quarter ended September 30, 2005. These assets include planned drilling commitments, unevaluated exploration blocks, and proven developed producing properties. A significant portion of the purchase price allocation was allocated to our Eugene Island 10 (“Dutch”) and Grand Isle 63/72/73 (“Liberty”) exploration prospects.

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

In November 2006, two Series D preferred stockholders voluntarily elected to convert a total of 100 shares of Series D preferred stock to 41,666 shares of common stock, par value $0.04 per share.

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

9. Investment in Freeport LNG

As of December 31, 2006, the Company has invested $3.2 million and owns a 10% limited partnership interest in Freeport LNG Development, L.P. (“Freeport LNG”), a limited partnership formed to develop, construct and operate a 1.5 billion cubic feet per day (“Bcf/d”) liquefied natural gas (“LNG”) receiving terminal in Freeport, Texas.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Contango Venture Capital Corporation

As of December 31, 2006, Contango Venture Capital Corporation (“CVCC”), our wholly-owned subsidiary, held a direct investment in three alternative energy portfolio companies – Trulite, Inc. (“Trulite”), Gridpoint, Inc. (“Gridpoint”) and Moblize Inc. (“Moblize”). Our investment in each of Trulite and Gridpoint is less than 20% and we account for these investments under the cost method. Our investment in Moblize rose above 20% during the three months ended September 30, 2006 when the Company exercised its right pursuant to two warrants, to purchase additional shares of the company. We account for this investment under the equity method.

Trulite, Inc. As of December 31, 2006, CVCC had invested $0.9 million in Trulite in exchange for 2,001,014 shares of Trulite common stock, which represents an approximate 17% ownership interest. Trulite develops lightweight hydrogen generators for fuel cell systems.

Gridpoint, Inc. As of December 31, 2006, CVCC had invested $1.0 million in Gridpoint in exchange for 333,333 shares of Gridpoint preferred stock, which represents an approximate 1.8% ownership interest. Gridpoint’s intelligent energy management products ensure clean, reliable power, increase energy efficiency, and integrate renewable energy. With Gridpoint, home and business owners can automatically protect themselves from power outages, manage their energy online and reduce their carbon footprint.

Moblize Inc. As of December 31, 2006, CVCC had invested $1.2 million in Moblize in exchange for 648,648 shares of Moblize convertible preferred stock, which represents an approximate 33% ownership interest. Moblize develops real time diagnostics and field optimization solutions for the oil and gas and other industries using open-standards based technologies. Moblize has deployed its technology on our Grand Isle 72 well which will allow COI to remotely monitor, control and record, in real time, daily production volumes. Moblize is continuing to deploy its technology on oil fields near Houston belonging to Chevron U.S.A. Inc. and on other COI operated wells.

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

As of December 31, 2006, CVCC owned 25% of the Fund. The Fund currently holds a direct investment in two alternative energy companies – Protonex Technology Corporation (“Protonex”) and Jadoo Power Systems (“Jadoo”). We account for our investment in the Fund under the equity method. The Fund however, accounts for its investment in these two companies in accordance with SFAS No. 115 “Accounting for certain Investments in Debt and Equity Securities.”

Protonex Technology Corporation. As of December 31, 2006, the Fund had invested $1.5 million in Protonex in exchange for 2,400,000 shares of Protonex stock, which represents an approximate 7% ownership interest. Protonex provides long-duration portable and remote power sources with a focus on providing solutions to the U.S. military and supplies complete power solutions and application engineering services to original equipment manufacturers customers. Protonex trades its common shares on the AIM market of the London Stock Exchange under the stock symbol “PTX.L”. As a result, the Fund marks-to-market its investment in Protonex based on public pricing. At December 31, 2006, the Fund’s investment in Protonex had a mark-to-market value of approximately $4.5 million.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jadoo Power Systems. As of December 31, 2006, the Fund has invested approximately $1.2 million and owns 2,200,000 shares of Jadoo stock, which represents an approximate 5% ownership interest. Jadoo develops high energy density power products for the law enforcement, military and electronic news gathering applications. As of December 31, 2006, the Fund’s investment in Jadoo had a valuation of approximately $1.2 million.

Since the Fund’s inception, the Company has recorded a cumulative $0.9 million increase to our investment resulting primarily from unrealized gains of the Fund as a result of mark-to-market adjustments that have been made due to the increase in the value of our alternative energy investments, bringing our total investment in alternative energy investments, including cumulative mark-to-market adjustments, as of December 31, 2006, to approximately $5.2 million.

11. Long-Term Debt

The Company has $20.0 million outstanding under a three-year $20.0 million secured term loan facility with The Royal Bank of Scotland (“RBS”). The term loan facility is secured with the stock of Contango Sundance, Inc. (“Sundance”), our wholly-owned subsidiary. Sundance owns a 10% limited partnership interest in Freeport LNG, which owns the Freeport LNG facility. Borrowings under the term loan facility bear interest, at the Company’s option, at either (i) 30 day LIBOR, (ii) 60 day LIBOR, (iii) 90 day LIBOR or (iv) 6 month LIBOR, all plus 6.5%. Interest is due at the end of the LIBOR period chosen. The principal is due April 27, 2009, but we may prepay after April 27, 2008 with no prepayment penalty.

The term loan facility requires a minimum level of working capital, as set forth in the term loan agreement. Additionally, the term loan agreement contains certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell certain assets, and pay dividends. Failure to maintain required working capital or comply with the term loan agreement’s covenants could result in a default and acceleration of all indebtedness under the term loan agreement. As of December 31, 2006, the Company was in compliance with its financial covenants, ratios and other provisions of the term loan agreement.

On December 14, 2006, the Company terminated its $0.1 million credit facility with Guaranty Bank, FSB. The Company had no debt outstanding under this credit facility at the time of termination and was in compliance with its financial covenants, ratios and other provisions.

12. Related Party Transactions

In the ordinary course of business, the Company contracted with Moblize to install equipment that will allow COI to remotely monitor, control and record, in real time, daily production volumes from the Grand Isle 72 well. For the six months ended December 31, 2006, the Company paid $75,416 to Moblize for such services.

On October 26, 2006, REX executed a Demand Promissory Note (the “REX Note”) with a private investment firm which is non-recourse to Contango. Under the terms of the REX Note, REX can borrow up to $50.0 million at a per annum rate of 11.5% for the first advance, and a per annum rate of LIBOR plus 6.0% for each additional advance. All advances are payable in full on the earlier of October 26, 2008 or upon demand. The first advance in the amount of $5.0 million was made on October 27, 2006. The Company’s share of this obligation is approximately $2.1 million, as a result of our proportionate consolidation of REX. The REX Note is secured by substantially all the assets of REX including the production attributable to REX from the Eugene Island 10 exploration discovery in the Gulf of Mexico. For the three months ended December 31, 2006, the Company’s share of such interest expense was approximately $45,000.

In August 2006, the Company loaned $125,000 to Trulite under a Promissory Note (the “Trulite Note”). The Note bears interest at a per annum rate of 11.25% until February 9, 2007, at which point the per annum rate will

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

change to prime rate plus three percentage points until May 1, 2007, which is when the Trulite Note plus all accrued and unpaid interest is due. On November 21, 2006, the Company loaned an additional $400,000 to Trulite under a second Promissory Note (the “Second Trulite Note”). The Second Trulite Note bears interest at a per annum rate of 11.25% until April 24, 2007, at which point the per annum rate will change to prime rate plus three percentage points until July 22, 2007, which is when the Second Trulite Note plus all accrued and unpaid interest is due. For the six months ended December 31, 2006, the Company earned approximately $10,300 in interest income from the Trulite notes.

In July 2006, the Company purchased options from one of the members of the Board of Directors for $91,190. No equity securities of the Company were repurchased during the three months ended December 31, 2006. We do not have a publicly announced program to repurchase shares of our common stock.

On March 31, 2006, COE executed a Promissory Note (the “COE Note”) to the Company, in the aggregate principal amount of up to $2,800,550. Under the terms of the COE Note, COE can borrow up to the stated amount to receive funding in connection with a certain Authority for Expenditure (“AFE”) dated March 20, 2006 related to the Grand Isle 72 well, in which COE is a working interest owner. The COE Note is payable upon demand and bears interest at a per annum rate of 10%. As of December 31, 2006, the outstanding principal balance under the COE Note was $1.5 million. For the six months ended December 31, 2006, the amount of accrued interest thereon was approximately $47,600.

13. Subsequent Events

On January 30, 2007, the Company completed the arrangement of a new $30.0 million secured term loan agreement with a private investment firm. Of this $30 million, only $10 million is currently available. The availability of the remaining $20 million is contingent upon meeting certain production levels for the Eugene Island 10 #1 well, which we expect to meet by the end of February 2007. The term loan is secured with substantially all the assets of the Company, except for the stock of Contango Sundance, Inc. (“Sundance”), our wholly-owned subsidiary, which is pledged to RBS under our term loan with RBS. As of February 4, 2007, the Company has borrowed $10.0 million under the term loan. Borrowings under the term loan bear interest at 30 day LIBOR plus 5.0%. Accrued interest is due monthly. The principal is due December 31, 2008, but we may prepay at any time with no prepayment penalty. An arrangement fee of 1%, or $300,000, was paid in connection with the term loan. Additionally, if the term loan is not funded in the full amount at any time, we must pay a non-use fee in the amount of 0.50% per annum multiplied by such non-funded amount, such fee to be paid on the last day of each calendar quarter, commencing March 31, 2007.

On January 15, 2007, we exercised our mandatory conversion rights pursuant to the terms of our Series D preferred stock, and converted all of the remaining 1,900 shares of our Series D preferred stock issued and outstanding into 791,664 shares of common stock. The outstanding shares of the Series D preferred stock had a face value of $9.5 million, and paid a 6.0% per annum quarterly cash dividend.

On January 4, 2007, REX borrowed an additional $10.0 million under the REX Note at a per annum rate of LIBOR plus six percent. The note is non-recourse to Contango. Contango’s share of such obligation and interest expense will be reflected in future financial statements as a result of our proportionate consolidation of REX.

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

Operating in the Gulf of Mexico. COI was formed for the purpose of drilling and operating exploration wells in the Gulf of Mexico. Assuming the role of an operator represents a significant increase in the risk profile of the Company since the Company has limited operating experience. While COI has historically drilled turnkey wells, adverse weather conditions as well as difficulties encountered while drilling our offshore wells could cause our contracts to come off turnkey and thus lead to significantly higher drilling costs.

Arkansas Fayetteville Shale. We have made a major commitment to our Arkansas Fayetteville Shale program and this commitment is expected to continue to grow as we participate in the drilling of hundreds of gross exploration/development wells over the next five to ten years.

Sale of proved properties. From time-to-time as part of our business strategy, we have sold and in the future may continue to sell some or a substantial portion of our proved reserves to capture current value, using the sales proceeds to further our exploration, LNG and alternative energy investment activities. Since its inception, the Company has sold over $87.0 million worth of oil and natural gas properties, and views periodic reserve sales as an opportunity to capture value, reduce reserve and price risk, and as a source of funds for potentially higher rate of return natural gas and oil exploration opportunities.

In December 2006, Contango Operators, Inc. (“COI”), a wholly-owned subsidiary of the Company, completed the sale of its 25% working interest (“WI”) in the Grand Isle 72 well (“Liberty”) to an independent oil and gas company for $7.0 million. The sold property had reserves of approximately 1.9 billion cubic feet equivalent (“Bcfe”), net to COI. The Company recognized a loss of approximately $1.4 million in December 2006 as a result of this sale.

On March 24, 2006, the Company’s Board of Directors approved the sale of all of the Company’s onshore producing assets in Texas and Alabama for an aggregate purchase price of $11.6 million. These properties were held by Contango STEP, L.P. (“STEP”), an indirect wholly-owned subsidiary of the Company. The sale was completed in June 2006. The sold properties had net reserves of approximately 203 thousand barrels of oil and 849 million cubic feet (“MMcf”) of gas, or 2.1 Bcfe. The Company recognized a pre-tax gain of $6.2 million for the year ended June 30, 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” we classified this property sale as discontinued operations for all periods presented.

In March 2006, we sold a producing well in south Texas for approximately $2.0 million to an independent oil and gas company. Approximately 227 MMcf of proven reserves were sold. Pre-tax proceeds after netting adjustments were $2.0 million. In accordance with SFAS 144, we classified this property sale as discontinued operations for all periods presented.

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

In March 2005, Contango and Alta entered into an agreement to acquire natural gas, oil, and mineral leases in the Arkansas Fayetteville Shale play area located in Pope, Van Buren, Conway, Faulkner, Cleburne, and White Counties, Arkansas. As of February 4, 2007, we and our partners have acquired or received commitments on approximately 44,300 net mineral acres at a cost of approximately $12.1 million. Our 70% share of the acquisition costs is approximately $8.5 million.

Of these 44,300 acres, approximately 16,700 acres, or 38%, are located in an area containing proved producing wells in the Fayetteville Shale (“Tier One”). An additional 5,600 acres (13%) are located in our Pigeon Roost exploration area and 5,100 acres (11%) are located in our Buck Ridge exploration area (“Tier Two). Both Pigeon Roost and Buck Ridge are within Alta’s geologically defined target area for the shale, but are at deeper producing horizons (7,000 to 8,000 feet) than Tier One. Another 11,700 acres (26%) are located within Alta’s target area, but outside of proved production and shallower than our Pigeon Roost and Buck Ridge areas (“Tier Three”). We also have 5,200 acres (12%) which are located south of Alta’s target area, and are considered highly speculative (“Tier Four”).

The Arkansas Oil & Gas Commission has now approved 21 separate 640-acre drilling units in Conway County, Arkansas that we estimate will allow Alta to drill and operate approximately 189 horizontal wells. The horizontal wells are estimated to cost from $4.0 million (in Tier Two) to $2.5 million (in Tier One). We estimate our working interest in these Alta operated wells will average between 50% to 40%, with a net revenue interest of 40% to 32%. Alta intends to continue to seek approval from the Arkansas Oil & Gas Commission for additional 640-acre units.

Alta has spud seven operated wells. We have an average working interest and net revenue interest of 54% and 43%, respectively, in these seven wells. Of these, only the Alta-Thines #1-30H is producing. Production began in January 2007 and as of February 4, 2007 is producing approximately one million cubic feet per day (“MMcf/d”). The Alta-Ledbetter #1-33H was fraced in December 2006 and we expect the well to begin producing in April 2007. We are currently fracing the Alta-Briggler #1-31H and we expect this well to begin producing in March 2007. Our drilling plans for the next four to eight months are to concentrate our efforts on developing our Tier One acreage and fracing and bringing on the seven Alta operated wells drilled in our Tier Two acreage.

The 8/8ths cost for drilling and completing these seven Tier Two wells is approximately $27.1 million (approximately $13.3 million net to Contango). Of this $13.3 million, we have already invested $10.6 million as of February 4, 2007, and estimate we will need to invest another $2.7 million in fiscal year 2007 for the remaining drilling, frac, completion and hook-up costs of these wells. Some of these wells have taken considerably longer than expected to drill and we have had significant cost overruns. For the four Alta operated wells to be drilled in Tier One during the remainder of fiscal year 2007, the net cost to us is estimated to be $5.4 million.

In addition, we have been integrated into 92 wells located in our Arkansas Fayetteville Shale play as of February 4, 2007, that are being operated by a third party independent oil and gas exploration company (“Integrated Wells”). Of these 92 Integrated Wells, 35 are producing. The 8/8ths production rate for 30 of these 35 producing wells is 30 MMcf/d as of February 4, 2007. Production data for the remaining 5 producing wells was not available. The remaining 57 horizontal wells are either currently being drilled or are expected to be drilled over the next several months with our net share of the total drilling costs estimated at $8.9 million. Our average working and net revenue interest in these 92 Integrated Wells thus far is approximately 6% and 5%, respectively. We are currently receiving six to eight well integration AFEs per month and expect this to continue. Our anticipated monthly investment for integrated wells is approximately $1.3 million per month.

Texas,	Alabama and Louisiana

During the previous quarter ended September 30, 2006, we spud two onshore wells with Alta, the Alta-Ellis #1 in Texas, in which we have a 50% working interest and the Temple Inland #1 in Louisiana, in which we have a 77% working interest. The Alta-Ellis #1 began producing in December 2006, and as of February was producing at a rate of 1.2 million cubic feet equivalent per day (“MMcfe/d”). We recorded an impairment charge of $0.2 million for this well in December 2006. The Temple Inland #1 was tested in December 2006 at a rate of 1.2 MMcfe/d, and we expect production to begin later in February. We expect to spud a third well, the Alta-Coley #1 in Alabama, in which we have a 67.5% working interest, by the end of June 2007, at an 8/8ths dry hole cost of approximately $1.2 million.

We have also expanded our shale play activity with Alta in the developing West Texas Barnett Shale Play in Jeff Davis and Reeves Counties, Texas. The Alta group has leased approximately 5,800 net mineral acres (4,000 net mineral acres to Contango before a basket payout). A third party operator has drilled a few wells near our acreage. Our plans are to monitor activity in this play before commencing operations.

Offshore Gulf of Mexico Exploration Joint Ventures

Contango directly and through affiliated companies conducts exploration activities in the Gulf of Mexico. As of February 4, 2007, Contango and its affiliates have interests in 70 offshore leases. See “Offshore Properties” below for additional information on our offshore properties.

As of December 31, 2006, Contango owned a 42.7% equity interest in REX, a 76.0% equity interest in COE, and a 50.0% equity interest in MOE, all of which were formed for the purpose of generating exploration opportunities in the Gulf of Mexico. These companies have collectively licensed approximately 4,300 blocks of 3-D seismic data and have focused on identifying prospects, acquiring leases at federal and state lease sales and then selling the prospects to third parties, including Contango, subject to timed drilling obligations plus retained reversionary interests in favor of REX, COE and MOE.

Republic Exploration LLC. On September 2, 2005, Contango purchased an additional 9.4% ownership interest in REX for $5.625 million from JEX. As a result of this purchase, our equity ownership interest in REX increased from 33.3% to 42.7% and as of December 31, 2006, Contango had approximately $5.9 million invested in REX. The three other members of REX are JEX, its managing member, a privately held investment company, and a privately held seismic company. REX holds a non-exclusive license to approximately 2,452 blocks of 3-D seismic data in the shallow waters of the Gulf of Mexico. This data is used to identify, acquire and exploit natural gas and oil prospects. All leases owned by REX are subject to a 3.3% overriding royalty interest (“ORRI”) in favor of the JEX prospect generation team. See “Offshore Properties” below for more information on REX’s offshore properties.

Contango Offshore Exploration LLC. On September 2, 2005, Contango purchased an additional 9.4% ownership interest in COE for $1.875 million from JEX. As a result of this purchase, our equity ownership interest in COE increased from 66.6% to 76.0%. As of December 31, 2006, Contango had approximately $19.0 million invested in COE, which COE has used to acquire and reprocess 1,855 blocks of 3-D seismic data and to acquire leases in the Gulf of Mexico. The two other members of COE are JEX, its managing member, and a privately held investment company. All leases are subject to a 3.3% ORRI in favor of the JEX prospect generation team. See “Offshore Properties” below for additional information on COE’s offshore properties.

Grand Isle 72 (“Liberty”), a COE prospect, was successfully tested in March 2006. As of February 4, 2007, the Company has invested approximately $3.4 million in drilling, completion, pipeline and production facility costs. We estimate an additional $1.1 million will be required to complete production and pipeline facilities and commence production. We believe, subject to Gulf of Mexico weather conditions, that this well will be on-stream in February 2007, with an estimated initial 8/8ths equivalent production rate of 7-10 MMcfe/d. The net revenue interest to COE after well completion is 40%.

As of December 31, 2006, COE has borrowed $1.5 million from the Company under a promissory note (the “COE Note”) to fund a portion of its share of development costs at Grand Isle 72. The COE Note bears interest at a per annum rate of 10% and is payable upon demand. We anticipate that COE will need to borrow an additional $1.0 million from the Company to complete pipeline hook-up and begin production.

Grand Isle 70, a COE prospect, was spud in July 2006 and proved to be a discovery. The well has been temporarily abandoned while various development scenarios are being evaluated.

Magnolia Offshore Exploration LLC. As of December 31, 2006, Contango had approximately $1.0 million invested in MOE. JEX is the only other member of MOE and acts as the managing member, deciding which prospects MOE may acquire, develop, and exploit. MOE’s license rights to 3-D seismic data have been assigned to COE. All leases are subject to a 3.3% ORRI in favor of the JEX prospect generation team. See “Offshore Properties” below for additional information on MOE’s offshore properties.

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

In April 2006, at the Central Gulf of Mexico Lease Sale #198, COE was awarded Grand Isle Block 70 and Ship Shoal Block 263 for an aggregate purchase price of approximately $1.4 million.

In March 2006, REX was awarded the following six lease blocks from the Central Gulf of Mexico Lease Sale # 198 for an aggregate purchase price of approximately $0.9 million: South Marsh Island 57, South Marsh Island 59, South Marsh Island 75, South Marsh Island 282, Ship Shoal 14 and Ship Shoal 25. The blocks are complimentary to our existing Ship Shoal and South Marsh Island prospects.

REX and COE have farmed out East Breaks 369/370 and Vermillion 154. Either East Breaks 369 or East Breaks 370 is expected to spud before May 2007. If successful, the other prospect will be spud in fiscal year 2008. COE will receive a 3.67% ORRI before project payout and a 6.67% ORRI after project payout on the East Breaks 369/370 prospects. Vermillion 154 has been farmed out, and the operator expects to drill an exploratory well prior to July 2008. During fiscal year 2006, the agreement to farm out and drill an exploratory well on West Cameron 133 was cancelled and two lease blocks, Viosca Knoll 116 and 119, were relinquished to the MMS. Also during fiscal year 2006, West Delta 36 was farmed out and was completed in September 2006. Production began in December 2006 and as of February 4, 2007, West Delta 36 was producing at a rate of 11.1 MMcfe/d. REX has a 3.67% ORRI before payout and, at its option, may elect either a 5.0% ORRI or 25% WI after payout. High Island A279 was relinquished to the MMS in December 2006.

Record title interests in the Vermilion 73 and South Marsh Island 247 leases have been assigned to a common third party. A timetable for drilling the two prospects has not yet been established. Under the farm-out agreement, REX reserves a 5.0% ORRI before payout in both prospects. In the Vermilion 73 prospect, REX also has the option after payout to maintain its 5.0% ORRI or receive a 25.0% WI in the prospect.

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

Effect of Gulf Coast Hurricanes. In August 2005, Hurricane Katrina struck the Gulf of Mexico and the Gulf Coast of the United States, and in September 2005, Hurricane Rita struck the same region. At the time, the Company did not own or operate any production platforms or pipeline facilities in the Gulf of Mexico. The Company did, however, have non-operating working interests in three offshore blocks: Ship Shoal 358, Eugene Island 113-B and Eugene Island 76. Contango’s net revenue interest in these three wells is 5.8%, 3.1% and 2.14%, respectively. The Company depends on third-party operators for the operation and maintenance of these production platforms. In the aftermath of the hurricanes, the Ship Shoal 358 and the Eugene Island 113-B platforms sustained damage and have now been repaired. Eugene Island-113B resumed production in April 2006, and as of February 4, 2007, was producing at a rate of 10.2 MMcfe/d. The Ship Shoal 358 well resumed production in April 2006, and as of February 4, 2007, was producing at a rate of 1.8 MMcfe/d. The Company was not responsible for any of the capital costs required to repair the damaged platforms, pipelines, or other damaged facilities related to these wells and was not materially impacted by the temporary loss of production from these two wells. Eugene Island 76, a REX prospect, was successfully tested in 2005 and began producing in January 2006. The well was depleted in November 2006 and will be plugged and abandoned.

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

Current Activities. In July 2006, we spud our Eugene Island 10 (“Dutch”) prospect, located offshore Louisiana in the Gulf of Mexico. In October 2006, we announced an exploration discovery at Dutch, and the well came on-stream on January 28, 2007. As of February 8, 2007, the well was flowing at an 8/8ths production rate of 28.3 MMcfe/d. Contango’s independent third party engineer estimates this well to have proved reserves net to Contango of 25 Bcfe. As of December 31, 2006, the Company, including its proportionate interest in REX, has invested approximately $9.7 million to drill and complete this well. COI has an 18.3% WI and REX has a 65% WI in Dutch well #1. The net revenue interests to COI and REX are estimated to be approximately 13% and 47%, respectively. The net revenue interest before payout to Contango, as a whole, is approximately 33%. Additionally, we have completed the pad for our second exploratory well at Dutch, and expect to begin drilling in February 2007.

In December 2006, COI sold its 25% working interest in the Grand Isle 72 well (“Liberty”) to an independent oil and gas company for $7.0 million. The sold property had reserves of approximately 1.9 billion cubic feet equivalent, net to COI.

Offshore Properties

Producing Properties. The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico which are producing natural gas or oil as of February 4, 2007:

Area/Block	WI	NRI	Status
Contango Operators, Inc:
Eugene Island 113B	0%	1.7%	Producing
Eugene Island 10 #1	18.3%	13.1%	Producing

Republic Exploration LLC:
Eugene Island 113B	0%	3.3%	Producing
West Delta 36	(1)	(1)	Producing
Eugene Island 10 #1	65.0%	46.6%	Producing

Contango Offshore Exploration LLC:
Ship Shoal 358, A-3 well	10.0%	7.7%	Producing

(1)	REX has a 3.67% ORRI before payout and, at its option, may elect either a 5.0% ORRI or 25% WI after payout.

Farmed-Out Properties. The following table sets forth the working interests and net revenue interests owned by Contango and related entities in the Gulf of Mexico which have been farmed out as of February 4, 2007:

Area/Block	WI	NRI	Status
Republic Exploration LLC:
Vermilion 154	(2)	(2)	Drilling expected by summer 2008
Vermillion 73	(3)	(3)	Determined to be a dry hole
South Marsh Island 247	(4)	(4)	No drilling date has been determined yet

Contango Offshore Exploration LLC:
Main Pass 221	(5)	(5)	Determined to be a dry hole
East Breaks 369	(6)	(6)	Drilling expected before May 2007
East Breaks 370	(6)	(6)	Drilling expected before May 2007
Vermilion 154	(2)	(2)	Drilling expected by summer 2008

(2)	REX and COE will split a 25% back-in WI after payout.
(3)	Record title interest in lease has been assigned to a third party. REX has a 5% of 8/8ths ORRI in the lease before payout. At payout, REX may elect to either (i) maintain its 5% ORRI in the lease or (ii) convert the 5% ORRI to a 25% WI.
(4)	Record title interest in lease has been assigned to a third party. REX has reserved a 5% of 8/8ths ORRI before payout.
(5)	COE has a 5% of 8/8ths ORRI before payout. Upon payout, COE’s ORRI will escalate to 7.2% of 8/8ths.
(6)	Only one of these prospects will be drilled before May 2007. If successful, the other one will be drilled in FY 2008. COE will receive a 3.67% ORRI before project payout and a 6.67% ORRI after project payout.

Farmed-In Properties. The following table sets forth the working interests and net revenue interests owned by Contango and related entities in the Gulf of Mexico which have been farmed in as of February 4, 2007:

Area/Block	WI	NRI	Status
Contango Operators, Inc:
Eugene Island 10 #1	(7)	(7)	Producing

Republic Exploration LLC:
Eugene Island 10 #1	(7)	(7)	Producing

(7)	COI has a 35% WI through completion, an 18.3% WI after completion, and a 13.75% WI following a farmor back-in of 25%. COI will be awarded the lease on a produce-to-earn basis. REX has a 15% WI through completion, a 65.0% WI after completion, and a 48.75% WI following a farmor back-in of 25%.

Leases. The following table sets forth the working interests owned by Contango and related entities in the Gulf of Mexico as of February 4, 2007:

Area/Block	WI	Lease Date
Contango Operators, Inc.:
West Cameron 174	10.0%	Jul-03
Grand Isle 63	25.0%	May-04
Grand Isle 73	25.0%	May-04
West Delta 43	35.0%	May-04
Ship Shoal 14	37.5%	May-06
Ship Shoal 25	37.5%	May-06
South Marsh Island 57	37.5%	May-06
South Marsh Island 59	37.5%	May-06
South Marsh Island 75	37.5%	May-06
South Marsh Island 282	37.5%	May-06
Grand Isle 70	3.65%	Jun-06
West Delta 77	25.0%	Jun-06
Vermilion 194	37.5%	Jul-06

Area/Block	WI	Lease Date
Republic Exploration LLC:
West Cameron 174	90.0%	Jul-03
High Island 113	100.0%	Oct-03
South Timbalier 191	50.0%	May-04
Vermilion 36	100.0%	May-04
Vermilion 109	100.0%	May-04
Vermilion 134	100.0%	May-04
West Cameron 179	100.0%	May-04
West Cameron 185	100.0%	May-04
West Cameron 200	100.0%	May-04
West Delta 18	100.0%	May-04
West Delta 33	100.0%	May-04
West Delta 34	100.0%	May-04
West Delta 43	30.0%	May-04
Ship Shoal 220	50.0%	Jun-04
South Timbalier 240	50.0%	Jun-04
West Cameron 133	100.0%	Jun-04
West Cameron 80	100.0%	Jun-04
West Cameron 167	100.0%	Jun-04
Eugene Island 76	0%	Jul-04
Vermilion 130	100.0%	Jul-04
West Cameron 107	100.0%	May-05
Eugene Island 168	50.0%	Jun-05
S-L 18640 (LA)	65.0%	Jul-05
S-L 18860 (LA)	65.0%	Jan-06
High Island A243	75.0%	Jan-06
South Marsh Island 57	50.0%	May-06
South Marsh Island 59	50.0%	May-06
South Marsh Island 75	50.0%	May-06
South Marsh Island 282	50.0%	May-06
Ship Shoal 14	50.0%	May-06
Ship Shoal 25	50.0%	May-06
West Delta 77	50.0%	Jun-06
Vermilion 194	50.0%	Jul-06
High Island A196	100.0%	Oct-06
High Island A197	100.0%	Oct-06
High Island A198	100.0%	Oct-06

Area/Block	WI	Lease Date
Contango Offshore Exploration LLC:
Viosca Knoll 75	33.3%	May-02
Viosca Knoll 167	100.0%	May-03
Vermilion 231	100.0%	May-03
Viosca Knoll 161	33.3%	Jul-03
Eugene Island 209	100.0%	Jul-03
High Island A16	100.0%	Dec-03
East Breaks 283	100.0%	Dec-03
South Timbalier 191	50.0%	May-04
Grand Isle 63	50.0%	May-04
Grand Isle 72	50.0%	May-04
Grand Isle 73	50.0%	May-04
Ship Shoal 220	50.0%	Jun-04
South Timbalier 240	50.0%	Jun-04
Viosca Knoll 118	33.3%	Jun-04
Viosca Knoll 475	100.0%	May-05
Eugene Island 168	50.0%	Jun-05
East Breaks 366	100.0%	Nov-05
East Breaks 410	100.0%	Nov-05
East Breaks 167	75.0%	Dec-05
High Island A311	75.0%	Dec-05
East Breaks 166	75.0%	Jan-06
High Island A342	75.0%	Jan-06
Ship Shoal 263	75.0%	Jun-06
Grand Isle 70	52.6%	Jun-06
Viosca Knoll 119	50.0%	Jun-06
Viosca Knoll 383	100.0%	Jun-06

Area/Block	WI	Lease Date
Magnolia Offshore Exploration LLC:
Ship Shoal 155	100.0%	May-02
Viosca Knoll 75	16.7%	May-02
Viosca Knoll 161	16.7%	Jul-03
Viosca Knoll 118	16.7%	Jun-04
Viosca Knoll 211	100.0%	Jul-04

Freeport LNG Development, L.P.

As of December 31, 2006, the Company has invested $3.2 million and owns a 10% limited partnership interest in Freeport LNG Development, L.P. (“Freeport LNG”), a limited partnership formed to develop, construct and operate a 1.5 billion cubic feet per day (“Bcf/d”) liquefied natural gas (“LNG”) receiving terminal in Freeport, Texas.

In July 2004, Freeport LNG finalized its transaction with ConocoPhillips for the financing, construction and use of the LNG receiving terminal in Freeport, Texas. ConocoPhillips executed a terminal use agreement for 1.0 Bcf/d of regasification capacity, purchased a 50% interest in the general partner managing the Freeport LNG project and agreed to provide construction funding to the venture. This construction funding is non-recourse to Contango. The Dow Chemical Company (“Dow Chemical”) has also executed a terminal use agreement, for regasification capacity of 500 MMcf/d and, in an unrelated transaction with another limited partner, has purchased a 15% limited partnership interest in Freeport LNG. Freeport LNG is responsible for the commercial activities of the partnership, while the general partners, Michael Smith and ConocoPhillips, manage the entire project, with ConocoPhillips, under a construction advisory and management agreement, providing engineering expertise to help manage the construction of the facility.

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

Phase II expansion of the LNG terminal may include a second LNG unloading dock, additional send-out and additional storage capacity. Freeport LNG submitted a permit application for the expansion to the FERC in May, 2005. FERC approved the expansion permit on September 26, 2006. Portions of the Phase II capacity have been sold to MC Global Gas Corporation, a wholly-owned subsidiary of Mitsubishi Corporation. Expansions of the terminal included in the current applications are planned and will be constructed as additional capacity is sold.

Although we anticipate that we may, from time-to-time, be required to provide funds to the Freeport LNG project, and intend to provide our pro rata 10% of any required equity participation, we believe the project will continue through Phase I construction and Phase II pre-development with no further significant funds likely being required from Contango.

Contango Venture Capital Corporation

As of December 31, 2006, Contango Venture Capital Corporation (“CVCC”), our wholly-owned subsidiary, held a direct investment in three alternative energy portfolio companies – Trulite, Inc. (“Trulite”), Gridpoint, Inc. (“Gridpoint”) and Moblize Inc. (“Moblize”). Our investment in each of Trulite and Gridpoint is less than 20% and we account for these investments under the cost method. Our investment in Moblize rose above 20% during the three months ended September 30, 2006 when the Company exercised its right pursuant to two warrants, to purchase additional shares of the company. We account for this investment under the equity method.

Trulite, Inc. As of December 31, 2006, CVCC had invested $0.9 million in Trulite in exchange for 2,001,014 shares of Trulite common stock, which represents an approximate 17% ownership interest. Trulite develops lightweight hydrogen generators for fuel cell systems.

Gridpoint, Inc. As of December 31, 2006, CVCC had invested $1.0 million in Gridpoint in exchange for 333,333 shares of Gridpoint preferred stock, which represents an approximate 1.8% ownership interest. Gridpoint’s intelligent energy management products ensure clean, reliable power, increase energy efficiency, and integrate renewable energy. With Gridpoint, home and business owners can automatically protect themselves from power outages, manage their energy online and reduce their carbon footprint.

Moblize Inc. As of December 31, 2006, CVCC had invested $1.2 million in Moblize in exchange for 648,648 shares of Moblize convertible preferred stock, which represents an approximate 33% ownership interest. Moblize develops real time diagnostics and field optimization solutions for the oil and gas and other industries using open-standards based technologies. Moblize has deployed its technology on our Grand Isle 72 well which will allow COI to remotely monitor, control and record, in real time, daily production volumes. Moblize is continuing to deploy its technology on oil fields near Houston belonging to Chevron U.S.A. Inc. and on other COI operated wells.

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

As of December 31, 2006, CVCC owned 25% of the Fund. The Fund currently holds a direct investment in two alternative energy companies – Protonex Technology Corporation (“Protonex”) and Jadoo Power Systems (“Jadoo”). We account for our investment in the Fund under the equity method. The Fund, however, accounts for its investment in these two companies in accordance with SFAS No. 115 “Accounting for certain Investments in Debt and Equity Securities.”

Protonex Technology Corporation. As of December 31, 2006, the Fund had invested $1.5 million in Protonex in exchange for 2,400,000 shares of Protonex stock, which represents an approximate 7% ownership interest. Protonex provides long-duration portable and remote power sources with a focus on providing solutions to the U.S. military and supplies complete power solutions and application engineering services to original equipment manufacturers customers. Protonex trades its common shares on the AIM market of the London Stock Exchange under the stock symbol “PTX.L”. As a result, the Fund marks-to-market its investment in Protonex based on public pricing. At December 31, 2006, the Fund’s investment in Protonex had a mark-to-market value of approximately $4.5 million.

Jadoo Power Systems. As of December 31, 2006, the Fund had invested approximately $1.2 million and owns 2,200,000 shares of Jadoo stock, which represents an approximate 5% ownership interest. Jadoo develops high energy density power products for the law enforcement, military and electronic news gathering applications. As of December 31, 2006, the Fund’s investment in Jadoo had a valuation of approximately $1.2 million.

Since the Fund’s inception, the Company has recorded a cumulative $0.9 million increase to our investment resulting primarily from unrealized gains of the Fund as a result of mark-to-market adjustments that have been made due to the increase in the value of our alternative energy investments, bringing our total investment in alternative energy investments, including cumulative mark-to-market adjustments, as of December 31, 2006, to approximately $5.2 million.

Application of Critical Accounting Policies and Management’s Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. We have identified below policies that are of particular importance to the portrayal of its financial position and results of operations and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to oil and gas revenues, oil and gas properties and income taxes, on a periodic basis and bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s financial statements:

Successful Efforts Method of Accounting. Our application of the successful efforts method of accounting for our oil and gas business activities requires judgments as to whether particular wells are developmental or exploratory, since exploratory costs and the costs related to exploratory wells that are determined to no have proved reserves must be expensed whereas developmental costs are capitalized.

The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. On occasion, wells are drilled which have targeted geologic structures that are both developmental and exploratory in nature, and in such instances an allocation of costs is required to properly account for the results. Delineation of seismic costs incurred to select development locations within a productive oil and gas field are typically treated as development costs and capitalized, but often these seismic programs extend beyond the proved reserve areas and therefore management must estimate the portion of seismic costs to expense as exploratory. The evaluation of oil and gas leasehold acquisition costs included in unproved properties requires management’s judgment to estimate the fair value of exploratory costs related to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

Reserve Estimates. The Company’s estimates of oil and gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s oil and gas properties and/or the rate of depletion of such oil and gas properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at December 31, 2006 of 1% would not have a material effect on DD&A expense.

Impairment of Oil and Gas Properties. The Company reviews its proved oil and gas properties for impairment on a quarterly basis or whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. The Company compares expected undiscounted future net cash flows on a cost center basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require the Company to record an impairment of its oil and gas properties and there can be no assurance that such impairments will not be required in the future nor that they will not be material.

MD&A Summary Data

The table below sets forth revenue, expense and production data for both continuing and discontinued operations for the three and six months ended December 31, 2006 and 2005.

	Three Months Ended December 31,			Six Months Ended December 31,
	2006	2005	Change	2006	2005	Change
	($000)			($000)
Revenues:
Natural gas and oil sales	$850	$1,823	-53%	$2,043	$3,014	-32%

Total revenues	$850	$1,823	-53%	$2,043	$3,014	-32%

Production:
Natural gas (million cubic feet)	105	135	-22%	248	226	10%
Oil and condensate (thousand barrels)	1	9	-89%	5	15	-67%
Total (million cubic feet equivalent)	111	189	-41%	278	316	-12%

Natural gas (million cubic feet per day)	1.1	1.5	-24%	1.3	1.2	12%
Oil and condensate (thousand barrels per day)	0.1	0.1	*	0.1	0.1	*
Total (million cubic feet equivalent per day)	1.7	2.1	-17%	1.9	1.8	8%

Average Sales Price:
Natural gas (per thousand cubic feet)	$7.45	$10.30	-28%	$6.76	$9.72	-30%
Oil and condensate (per barrel)	$58.33	$50.18	16%	$67.56	$55.77	21%

Operating (income) expenses	$145	$(608)	-124%	$278	$(817)	-134%
Exploration expenses	$496	$1,580	-69%	$897	$1,920	-53%
Depreciation, depletion and amortization	$292	$397	-26%	$504	$674	-25%
Impairment of natural gas and oil properties	$192	$—	100%	$192	$—	100%
General and administrative expenses	$1,426	$1,100	30%	$2,529	$2,022	25%
Interest expense (net of interest capitalized)	$390	$—	100%	$558	$—	100%
Interest income	$155	$190	-18%	$407	$399	2%
Loss on sale of assets and other	$(1,401)	$32	-4478%	$(1,317)	$265	-597%

*	not meaningful

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Natural Gas and Oil Sales. We reported revenues of approximately $0.9 million for the three months ended December 31, 2006, compared to revenues of approximately $1.8 million for the three months ended December 31, 2005. This decrease is mainly attributable to the producing properties that were sold effective February 1, 2006 and April 1, 2006. Of the $1.8 million of natural gas and oil sales for the three months ended December 31, 2005, approximately $44,000 relates to continuing operations.

For the three months ended December 31, 2006, prices for natural gas and oil were $7.45 per thousand cubic feet (“Mcf”) and $58.33 per barrel, compared to $10.30 per Mcf and $50.18 per barrel for the three months ended December 31, 2005.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the three months ended December 31, 2006 was approximately 105 MMcf of natural gas, down from approximately 135 MMcf of natural gas for the three months ended December 31, 2005. Net oil production for the comparable periods decreased from nine thousand barrels of oil to one thousand barrels of oil. The decrease in natural gas and oil production is principally attributable to the oil and gas producing properties that were sold effective February 1, 2006 and April 1, 2006.

Operating Expenses. Lease operating expenses for the three months ended December 31, 2006 were $144,702. Operating expenses from continuing operations for the three months ended December 31, 2005 were $125,896. Total operating expenses for the three months ended December 31, 2005 resulted in a net credit of $607,936. The difference is due to lease operating expenses from discontinued operations for the three months ended December 31, 2005 in the form of a $733,832 credit attributable to previously paid severance taxes from our sold south Texas properties. The Railroad Commission of Texas has extended a natural gas incentive allowing for severance tax reduction on tight sand gas wells. As a result, some of our previously sold south Texas properties are eligible for severance tax reduction.

Exploration Expense. We reported approximately $0.5 million of exploration expenses for the three months ended December 31, 2006. Of this amount, approximately $2.5 million was attributable to the cost of various geological and geophysical activities, seismic data, and delay rentals, offset by a credit of approximately $2.0 million. We reported approximately $1.6 million of exploration expenses for the three months ended December 31, 2005. Of this amount, approximately $1.4 million was related to unsuccessful wells drilled in south Texas during the period and approximately $0.2 million was attributable to the cost to acquire and reprocess 3-D seismic data, delay rentals and various other geological and geophysical activities. Of the approximately $1.6 million of exploration expenses for the three months ended December 31, 2005, approximately $0.4 million relates to continuing operations.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended December 31, 2006 was $292,192. For the three months ended December 31, 2005, we recorded $396,773 of depreciation, depletion and amortization. The decrease is primarily the result of the sale of substantially all of our producing south Texas and Alabama properties in fiscal year 2006, partially offset by production from our Arkansas Fayetteville Shale play. Of the $396,773 of depreciation, depletion and amortization for the three months ended December 31, 2005, $31,763 relates to continuing operations.

Impairment of Natural Gas and Oil Properties. Approximately $0.2 million of impairment was reported for the three months ended December 31, 2006. This was attributable to a write-down of costs of the Alta-Ellis #1 well in December 2006. No impairment of natural gas and oil properties was incurred during the three months ended December 31, 2005.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2006 and the three months ended December 31, 2005 were approximately $1.4 million and $1.1 million, respectively.

Major components of general and administrative expenses for the three months ended December 31, 2006 included approximately $0.4 million in salaries and benefits, $0.3 million in legal, accounting, engineering and other professional fees, $0.3 million in office administration expenses, and $0.4 million related to the cost of expensing stock options and stock grant compensation.

Major components of general and administrative expenses for the three months ended December 31, 2005 included approximately $0.3 million in salaries and benefits, $0.2 million in legal, accounting, engineering and other professional fees, $0.2 million in office administration expenses, $0.1 million in insurance, and $0.3 million related to the cost of expensing stock options.

Interest Income. We reported interest income of $155,483 for the three months ended December 31, 2006. This compares to the $190,315 of interest income reported for the three months ended December 31, 2005. The slight decrease is due to the lower average levels of cash and cash equivalents and short term investments. The entire $190,315 of interest income for the three months ended December 31, 2005 relates to continuing operations.

Gain (loss) on sale of assets and other. For the three months ended December 31, 2006, we reported a loss on sale of asset and other of $1,401,076. This relates mainly to the December 2006 sale of COI’s 25% WI in the Grand Isle 72 well (“Liberty”). For the three months ended December 31, 2005, we reported other income of $32,164 representing a gain related to our alternative energy investments. The entire gain of $32,164 for the three months ended December 31, 2005 relates to continuing operations.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

Natural Gas and Oil Sales. We reported revenues of approximately $2.0 million for the six months ended December 31, 2006, compared to revenues of approximately $3.0 million for the six months ended December 31, 2005. This decrease is mainly attributable to the producing properties that were sold to independent oil and gas companies effective February 1, 2006 and April 1, 2006, and because of lower natural gas prices. Of the approximately $3.0 million of natural gas and oil sales for the six months ended December 31, 2005, approximately $0.2 million relates to continuing operations.

For the six months ended December 31, 2006, prices for natural gas and oil were $6.76 per Mcf and $67.56 per barrel, compared to $9.72 per Mcf and $55.77 per barrel for the six months ended December 31, 2005.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the six months ended December 31, 2006 was approximately 248 MMcf of natural gas, up from approximately 226 MMcf of natural gas for the six months ended December 31, 2005. Net oil production for the comparable periods decreased from fifteen thousand barrels of oil to five thousand barrels of oil. The increase in natural gas production is principally attributable to our Arkansas Fayetteville Shale play wells, which are all gas wells, partially offset by a decrease in production due to oil and gas producing properties that were sold to independent oil and gas companies effective February 1, 2006 and April 1, 2006. This sale of oil and gas producing properties is the principal reason for the decrease in net oil production.

Operating Expenses. Lease operating expenses for the six months ended December 31, 2006 were $277,651. Operating expenses from continuing operations for the six months ended December 31, 2005 were $131,646. Total operating expenses for the six months ended December 31, 2005 resulted in a net credit of $816,686. The difference is due to lease operating expenses from discontinued operations for the three months ended December 31, 2005 in the form of approximately a $948,332 credit attributable to previously paid severance taxes from our sold south Texas properties. The Railroad Commission of Texas has extended a natural gas incentive allowing for severance tax reduction on tight sand gas wells. As a result, some of our previously sold south Texas properties are eligible for severance tax reduction.

Exploration Expense. We reported approximately $0.9 million of exploration expenses for the six months ended December 31, 2006. Of this amount, approximately $3.3 million was attributable to the cost of various geological and geophysical activities, seismic data, and delay rentals, offset by a credit of approximately $2.4 million. We reported approximately $1.9 million of exploration expenses for the six months ended December 31, 2005. Of this amount, approximately $1.7 million was related to unsuccessful wells drilled in south Texas during the period and $0.2 million was attributable to the cost to acquire and reprocess 3-D seismic data, delay rentals and various other geological and geophysical activities. Of the approximately $1.9 million of exploration expenses for the six months ended December 31, 2005, approximately $0.7 million relates to continuing operations.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the six months ended December 31, 2006 was $504,383. For the six months ended December 31, 2005, we recorded $673,857 of depreciation, depletion and amortization. The decrease is primarily the result of the sale of substantially all of our producing south Texas and Alabama properties in fiscal year 2006, partially offset by production from our Arkansas Fayetteville Shale play. Of the $673,857 of depreciation, depletion and amortization for the six months ended December 31, 2005, $87,123 relates to continuing operations.

Impairment of Natural Gas and Oil Properties. Approximately $0.2 million of impairment was reported for the six months ended December 31, 2006. This was attributable to a write-down of costs of the Alta-Ellis #1 well in December 2006. No impairment of natural gas and oil properties was incurred during the six months ended December 31, 2005.

General and Administrative Expenses. General and administrative expenses for the six months ended December 31, 2006 and the six months ended December 31, 2005 were approximately $2.5 million and $2.0 million, respectively.

Major components of general and administrative expenses for the six months ended December 31, 2006 included approximately $0.9 million in salaries and benefits, $0.4 million in legal, accounting, engineering and other professional fees, $0.6 million in office administration expenses, $ 0.1 million in insurance costs, and $0.5 million related to the cost of expensing stock options and stock grant compensation.

Major components of general and administrative expenses for the six months ended December 31, 2005 included approximately $0.6 million in salaries and benefits, $0.3 million in legal, accounting, engineering and other professional fees, $0.5 million in office administration expenses, $0.2 million in insurance, and $0.4 million related to the cost of expensing stock options.

Interest Income. We reported interest income of $407,142 for the six months ended December 31, 2006. This compares to the $399,368 of interest income reported for the six months ended December 31, 2005. The slight increase is due to the higher interest rates that prevailed in 2006 and additional interest income from loans made to affiliates.

Gain (loss) on sale of assets and other. For the six months ended December 31, 2006, we reported a loss of $1,316,685. This mainly relates to the Company’s December 2006 sale of COI’s 25% WI in the Grand Isle 72 well (“Liberty”). For the six months ended December 31, 2005, we reported other income of $241,686 representing $228,101 in other income recognized by our partially-owned subsidiary, COE, a $7,276 gain related to our alternative energy investments, and $6,309 in miscellaneous income. In addition, we reported a gain of $23,598 for the six months ended December 31, 2005, resulting from discontinued operations related to our property sale to Edge Petroleum.

Production, Prices, Operating Expenses, and Other

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(Dollar amounts in 000’s, except per Mcfe amounts)		(Dollar amounts in 000’s, except per Mcfe amounts)
Production Data:
Natural gas (million cubic feet)	105	135	248	226
Oil and condensate (thousand barrels)	1	9	5	15
Total (million cubic feet equivalent)	111	189	278	316

Natural gas (million cubic feet per day)	1.1	1.5	1.3	1.2
Oil and condensate (thousand barrels per day)	0.1	0.1	0.1	0.1
Total (million cubic feet equivalent per day)	1.7	2.1	1.9	1.8

Average sales price:
Natural gas (per thousand cubic feet)	$7.45	$10.30	$6.76	$9.72
Oil and condensate (per barrel)	$58.33	$50.18	$67.56	$55.77

Selected data per Mcfe:
Production and severance taxes	$0.76	$(3.21)	$0.47	$(2.89)
Lease operating expenses	$0.53	$(0.05)	$0.52	$0.29
General and administrative expenses	$12.74	$5.89	$9.01	$6.44
Depreciation, depletion and amortization of natural gas and oil properties	$2.15	$1.96	$1.46	$2.00

EBITDAX (1)	$(2,121)	$1,364	$(2,082)	$2,098

(1)	EBITDAX represents earnings before interest, income taxes, depreciation, depletion and amortization, impairment expenses, exploration expenses, gain (loss) from hedging activities and sales of assets and certain other non-cash items. We have reported EBITDAX because we believe EBITDAX is a measure commonly reported and widely used by investors as an indicator of a company’s ability to internally fund exploration and development activities and incur and service debt. We believe EBITDAX assists investors in comparing the Company’s financial indicators with those of peer companies that follow the full cost method of accounting. EBITDAX is not a calculation based on U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss) in measuring our performance or used as an exclusive measure of cash flow because it does not consider the impact of working capital growth, capital expenditures, debt principal reductions, exploration costs and other sources and uses of cash, which are disclosed in our statements of cash flows. Investors should carefully consider the specific items included in our computation of EBITDAX. In addition, investors are cautioned that EBITDAX as reported by us may not be comparable in all instances to EBITDAX as reported by other companies. EBITDAX amounts may not be fully available for management’s discretionary use, due to requirements to conserve funds for capital expenditures, debt service, exploration costs, preferred stock dividends and other commitments.

A reconciliation of EBITDAX to net loss from operations and operating results for discontinued operations for the periods indicated is presented below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	($000)		($000)
Loss from continuing operations before other income and income taxes	$(1,700)	$(1,591)	$(2,358)	$(2,766)
Exploration expenses	496	378	897	717
Depreciation, depletion and amortization	292	32	504	87
Impairment on natural gas and oil properties	192	—	192	—
Gain (loss) on sale of assets and other	(1,401)	32	(1,317)	242

EBITDAX from continuing operations	(2,121)	(1,149)	(2,082)	(1,720)
Gain from discontinued operations, before taxes	—	945	—	2,004
Exploration expenses	—	1,203	—	1,203
Depreciation, depletion and amortization	—	365	—	587
Gain on sale of assets and other	—	—	—	24

EBITDAX	$(2,121)	$1,364	$(2,082)	$2,098

Capital Resources and Liquidity

Cash Inflow. During the six months ended December 31, 2006, we had approximately $35.4 million of cash inflow consisting of $7.0 million from the sale of COI’s interest in Grand Isle 72, $10.0 million from borrowings under our credit facility with The Royal Bank of Scotland (“RBS”) and $18.4 million from the sale of short term investments.

Cash Outflow. During the six months ended December 31, 2006, we used a total of approximately $39.4 million of cash consisting of $5.5 million for operations, $31.9 million in exploration and development activities, $1.5 million in investments in affiliates and $0.5 million in financing activities.

Capital Budget. For the final six months of fiscal year 2007, our capital expenditure budget calls for us to invest a total of $ 25.8 million ($4.4 million of this was invested in January 2007), as we continue to invest in our Arkansas Fayetteville Shale play, bring the Grand Isle 72 (“Liberty”) discovery to production and spud a second exploration well at our Dutch prospect in February 2007.

Of the $25.8 million in capital expenditures budgeted for the remaining six months of fiscal year 2007, $6.0 million is anticipated to be invested in offshore activities. Our budget calls for us to invest approximately $1.1 million for production and pipeline facilities for developing Grand Isle 72, approximately $3.9 million for drilling, completion, production and pipeline facilities for our second well at Eugene Island 10 ($0.2 million was invested in January 2007) and $1.0 million in projected future exploration costs, seismic and delay rentals.

Of the $25.8 million in capital expenditures budgeted for the remaining six months of fiscal year 2007, $19.8 million is expected to be invested in onshore activities. In the Arkansas Fayetteville Shale, our partners and we have acquired or received commitments on approximately 44,300 net mineral acres and we have committed to a total of 117 wells in this play as of February 4, 2007. We have an average working interest of 15% and a net revenue interest of 12% in these 117 wells. Of these, 25 are to be operated by Alta and 92 are to be operated by a third party independent oil and gas exploration company (these 92 wells are referred to as “Integrated Wells”).

Of the 25 Alta operated wells, seven have been drilled as of December 31, 2006. We estimate an additional $4.7 million, net to Contango, will be required for remaining drilling, frac, completion and hook-up costs of these seven wells ($2.0 million of this was invested in January 2007). We are budgeting to drill, complete and frac an additional four new Alta wells during fiscal year 2007 at a cost of $5.4 million, net to us. Additionally, we expect to invest $0.7 million in pipeline infrastructure and additional leasehold costs for the Arkansas Fayetteville Shale ($0.4 million of this was invested in January 2007). We estimate we will have an average working interest of 54% and a net revenue interest of 43% in these 11 Alta wells.

Of the 92 Integrated Wells for which we have received AFEs, 35 wells are producing, 23 wells have already been spud, and 34 wells have yet to be drilled. In addition to these 92 Integrated Wells, we estimate we will receive an additional seven AFEs per month for Integrated Wells during the final five months of fiscal year 2007 for a total of 127 Integrated Wells. We anticipate having approximately 67 producing Integrated Wells by the end of June 2007. Our capital budget for Integrated Wells assumes we will invest $8.2 million in Integrated Wells during the remainder of fiscal year 2007 ($1.8 million of this was invested in January 2007). We estimate we will have an average working interest of 6% and a net revenue interest of 5% in these 127 Integrated Wells.

Our capital budget also calls for us to invest approximately $0.8 million with Alta in an onshore prospect in Alabama.

Freeport LNG closed a $383.0 million private placement note issuance in December 2005, and we believe the LNG project will continue through Phase I construction and Phase II pre-development expansion with no further significant funds being required from Contango.

As of February 8, 2007, we have approximately $7.5 million in cash, cash equivalents, and short term investments and $30.0 million in long-term debt outstanding. The Company had estimated production as of February 8, 2007 of approximately 11.9 MMcfe/d.

We have secured additional financing to supplement our internally generated cash flow to fund our offshore exploration and development and Arkansas Fayetteville Shale development programs. Should we encounter success in our offshore exploration program, it is possible we will need additional financing.

Natural Gas and Oil Reserves

The following table presents our estimated net proved, developed producing natural gas and oil reserves and the pre-tax net present value of our reserves at December 31, 2006. Our onshore reserves were based on a reserve report generated by W.D. Von Gonten & Co. The offshore reserves were based on a reserve report generated by William M. Cobb & Associates, Inc. The pre-tax net present value is not intended to represent the current market value of the estimated natural gas and oil reserves we own.

The pre-tax net present value of future cash flows attributable to our proved reserves as of December 31, 2006 was determined by the December 31, 2006 prices of $5.63 per MMbtu for natural gas at Henry Hub and $61.05 per barrel of oil at West Texas Intermediate Posting, in each case before adjustments.

Proved Reserves as of December 31, 2006
Natural Gas (MMcf)	30,315
Oil and Condensate (MBbls)	650.2
Total proved reserves (Mmcfe)	34,216

Pre-tax net present value, SEC guidelines ($ 000)	$121,509

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

Credit Facility

On January 30, 2007, the Company completed the arrangement of a $30.0 million secured term loan facility with a private investment firm. Of this $30 million, only $10 million is currently available. The availability of the remaining $20 million is contingent upon meeting certain production levels for the Eugene Island 10 #1 well, which we expect to meet by the end of February 2007. The term loan is secured with substantially all the assets of the Company, except for the stock of Contango Sundance, Inc. (“Sundance”), our wholly-owned subsidiary, which is pledged to RBS under our term loan with RBS. As of February 4, 2007, the Company has borrowed $10.0 million under the term loan facility. Borrowings bear interest at 30 day LIBOR plus 5.0%. Accrued interest is due monthly. The principal is due December 31, 2008, but we may prepay at any time with no prepayment penalty. An arrangement fee of 1%, or $300,000, was paid in connection with the term loan. Additionally, if the term loan is not funded in the full amount at any time, we must pay a non-use fee in the amount of 0.50% per annum multiplied by such non-funded amount, such fee to be paid on the last day of each calendar quarter, commencing March 31, 2007.

On April 27, 2006 the Company completed the arrangement of a three-year $20.0 million secured term loan facility with RBS. The term loan facility is secured with the stock of Contango Sundance, Inc. (“Sundance”), our wholly-owned subsidiary. Sundance owns a 10% limited partnership interest in Freeport LNG Development, LP, which owns the Freeport LNG facility. As of November 3, 2006, the Company has borrowed the entire $20.0 million under the term loan facility. Borrowings bear interest, at the Company’s option, at either (i) 30 day LIBOR, (ii) 60 day LIBOR or (iii) 90 day LIBOR, all plus 6.5%. Interest is due at the end of the LIBOR period chosen. The principal is due April 27, 2009, but we may prepay after April 27, 2008 with no prepayment penalty.

Both term loan facilities require the maintenance of certain ratios, including those related to working capital, as set forth in the term loan agreements relating to such facilities. Additionally, the term loan agreements contain certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell certain assets, and pay dividends. Failure to maintain required financial ratios or comply with the covenants in the term loan agreements could result in a default and acceleration of all indebtedness under such credit facilities. As of February 4, 2007, the Company was in compliance with its financial covenants, ratios and other provisions of each of its term loan agreements.

On December 14, 2006, the Company terminated its $0.1 million unsecured credit facility with Guaranty Bank, FSB. The Company had no debt outstanding under this credit facility at the time of termination and was in compliance with its financial covenants, ratios and other provisions.

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

Since inception, we have invested approximately $25.3 million in our Arkansas Fayetteville Shale play ($8.5 million in lease acquisitions and $16.8 million in drilling and completion activities). Our Fayetteville Shale proven reserves at December 31, 2006 were approximately 4.1 MMcf, and revenues from the play have only totaled $361,921 since inception. There can be no assurance that our drilling activity in this area will produce economically feasible wells. Our capital budget for the remainder of fiscal year 2007 calls for us to invest an additional $19.0 million in the Arkansas Fayetteville Shale. This represents approximately 73% of our total CAPEX budget for the remainder of fiscal year 2007. We intend to borrow significant capital against anticipated revenues and production, and should the wells not perform as expected, we could encounter difficulty repaying this debt. It is early in the exploration and development of this play, there is a lack of oil field service infrastructure in the area, and we are still learning how to most efficiently drill, complete, frac and produce these wells. Some of our wells have taken considerably longer than expected to drill, and we have had significant cost overruns. All of our wells are operated by others and as a result, we have a limited ability to exercise influence over operations or their associated costs.

We are highly dependant on the lending availability of a single company.

Our $30 million term loan facility and REX’s $50 million demand note are with the same private investment firm. Collectively, Contango and REX have borrowed $25 million as of February 4, 2007. Should the private investment firm encounter difficulties funding future requested advances, some portion or all of the $55 million of capital that remains unfunded may no longer be available. In that case, we would have to seek alternative and possibly more expensive financing, which may or may not be available.

Increasing capital investment in certain prospects increases our dry hole risk exposure.

Beginning in the spring of 2005, we decided to increase our capital investment in certain exploration prospects, including our onshore Arkansas Fayetteville Shale prospect and our offshore Gulf of Mexico prospects. Since inception, we have invested, or committed to invest, over $27.0 million in our offshore prospects, and approximately $36.8 million in the Arkansas Fayetteville Shale play. Both of these investments represent a major increase in the risk profile of the Company which in the past has limited its dry hole risk exposure on any one well to approximately $1.0 million.

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

If we default on our Royal Bank of Scotland loan we could lose our 10% investment in the LNG receiving facility in Freeport, Texas.

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

If REX cannot promptly repay the REX Note upon demand by the lender, REX could lose all of its assets.

The REX Note is payable upon the earlier of a demand by the lender and October 26, 2007 and is secured by substantially all of the assets of REX. If the lender were to demand repayment and REX were unable to access funds for repayment, REX could lose all the collateral securing the REX Note.

Should the Company default on its $30 million term loan agreement, we could lose substantially all of our assets.

Our $30.0 million term loan agreement dated January 30, 2007 and due December 31, 2008 with a private lender is secured with substantially all of the assets of the Company, except for the stock of Contango Sundance, Inc. (“Sundance”), our wholly-owned subsidiary, which is pledged to RBS under our term loan with RBS. If an event of default occurs under the term loan agreement, we could lose all the collateral securing the term loan.

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

Our future success will largely depend on the success of our exploration drilling program. Participation in exploration drilling activities involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	Unexpected drilling conditions.

•	Blowouts, fires or explosions with resultant injury, death or environmental damage.

•	Pressure or irregularities in formations.

•	Equipment failures or accidents.

•	Tropical storms, hurricanes and other adverse weather conditions.

•	Compliance with governmental requirements and laws, present and future.

•	Shortages or delays in the availability of drilling rigs and the delivery of equipment.

•	Our turnkey drilling contracts reverting to a day rate contract which would significantly increase the cost and risk to the Company.

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

Our ability to market our natural gas and oil may be impaired by capacity constraints on the gathering systems, pipelines and processing plants that transport and process our natural gas and oil.

All of our natural gas and oil is transported through gathering systems, pipelines and processing plants, and in some cases offshore platforms, which we do not own. Transportation capacity on gathering system pipelines and platforms is occasionally limited and at times unavailable due to repairs or improvements being made to these facilities or due to capacity being utilized by other natural gas or oil shippers that may have priority transportation agreements. If the gathering systems, processing plants, platforms or our transportation capacity is materially restricted or is unavailable in the future, our ability to market our natural gas or oil could be impaired and cash flow from the affected properties could be reduced, which could have a material adverse effect on our financial condition and results of operations.

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

Our common stock is thinly traded.

Contango has approximately 16 million shares of common stock outstanding, held by approximately 120 holders of record. Directors and officers own or have voting control over approximately 3.9 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate and Credit Rating Risks. As of December 31, 2006, we had approximately $8.5 million in cash and cash equivalents, and short term investments. At December 31, 2006, approximately $1.6 million was held in our operating accounts to be used for general corporate purposes, and approximately $6.8 million was invested in highly liquid AAA-rated tax-exempt money market funds. The remaining $0.1 million was invested in a portfolio of periodic auction reset (“PAR”) securities that have coupons periodically reset to market interest rates. These PAR securities are being classified as short term investments and consist of AAA-rated tax exempt municipal bonds. PAR securities are highly liquid and have minimal interest rate risk.

Our money market funds are highly liquid AAA-rated tax-exempt securities with maturities of 90 days or less. We consider all highly liquid debt instruments having an original maturity of 90 days or less to be cash equivalents.

Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of December 31, 2006, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the quarter ended December 31, 2006, a 10% fluctuation in the prices received for natural gas and oil production would not have a material impact on our revenues. It may however, lead to further impairments of our natural gas and oil properties.

Hedging Activities. Due to the significant volatility in natural gas and crude oil prices and the potential risk of significant hedging losses if NYMEX natural gas or crude oil prices increase significantly while our physical production is constrained or otherwise limited, our policy is to hedge only through the purchase of puts. During the six month period ended December 31, 2006, we had no commodity hedge activity.

Item 4.	Controls and Procedures

Kenneth R. Peak, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006. Based upon that evaluation, Mr. Peak concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit Number	Description
2.1	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and REX Offshore Corporation, dated as of September 1, 2005. (1)

2.2	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and COE Offshore, LLC dated as of September 1, 2005. (1)

2.3	Purchase and Sale Agreement between Contango STEP, LP and Rosetta Resources Operating LP, dated April 28, 2006 (2)

2.4	Purchase and Sale Agreement between Contango Operators, Inc. and Rosetta Resources Offshore LLC, dated December 14, 2006 (3)

3.1	Certificate of Incorporation of Contango Oil & Gas Company. (4)

3.2	Bylaws of Contango Oil & Gas Company. (4)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (4)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (5)

4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (6)

4.2	Certificate of Designations, Preferences and Relative Rights and Limitations for Series C Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company. (7)

4.3	Certificate of Designations, Preferences and Relative Rights and Limitations for Series D Perpetual Cumulative Convertible Preferred Stock of Contango Oil & Gas Company. (8)

4.4	Securities Purchase Agreement, dated as of July 15, 2005, among Contango Oil & Gas Company and the Purchasers Named Therein. (8)

10.1	Demand Promissory Note dated October 26, 2006 with Schedules I, II and III. (9)

10.2	Term Loan Agreement between Contango Oil & Gas Company and Centaurus Capital LLC, dated January 30, 2007 (10)

10.3	Form of Pledge Agreement (10)

23.1	Consent of W.D. Von Gonten & Co. †

23.2	Consent of William M. Cobb & Associates, Inc. †

31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
1.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 2, 2005, as filed with the Securities and Exchange Commission on September 8, 2005.
2.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended March 31, 2006, dated May 15, 2006, as filed with the Securities and Exchange Commission.
3.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 14, 2006, as filed with the Securities and Exchange Commission on December 20, 2006.
4.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
5.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
6.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
7.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 12, 2003, as filed with the Securities and Exchange Commission on December 17, 2003.
8.	Filed as an exhibit to the Company’s Registration Statement filed on Form S-3 as filed with the Securities and Exchange Commission on August 2, 2005.
9.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2006, dated November 8, 2006, as filed with the Securities and Exchange Commission.
10.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 30, 2007, as filed with the Securities and Exchange Commission on February 5, 2007.

11. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: February 9, 2007	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Date: February 9, 2007	By:	/s/ LESIA BAUTINA
Lesia Bautina
Senior Vice President and Controller (Principal Accounting Officer)