Form 10-Q
period 2007-03-31
CONTANGO OIL & GAS CO
filed 2007-05-09
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one). Large accelerated filer   ☐Accelerated filer  ☒ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock, par value $0.04 per share, outstanding as of May 4, 2007 was 15,952,807.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED MARCH 31, 2007

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2007	June 30, 2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,565,459	$10,274,950
Short-term investments	—	18,472,327
Inventory tubulars	334,797	194,825
Accounts Receivable:
Trade receivables	5,046,779	481,593
Advances to affiliates	3,884,118	256,180
Joint interest billings receivable	2,252,320	3,422,261
Prepaid capital costs	4,965,752	1,208,299
Other	491,987	202,583

Total current assets	19,541,212	34,513,018

PROPERTY AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	53,955,718	18,395,015
Unproved properties	30,397,628	23,293,300
Furniture and equipment	231,877	231,877
Accumulated depreciation, depletion and amortization	(2,022,630)	(662,877)

Total property and equipment, net	82,562,593	41,257,315

OTHER ASSETS:
Cash and other assets held by affiliates	2,516,241	1,054,100
Investment in Freeport LNG Project	3,243,585	3,243,585
Investment in Contango Venture Capital Corporation	6,769,246	4,453,028
Deferred income tax asset	5,625,902	4,455,190
Facility fees and other assets	593,317	408,769

Total other assets	18,748,291	13,614,672

TOTAL ASSETS	$120,852,096	$89,385,005

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	June 30, 2006
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$4,376,365	$1,041,505
Joint interest advances	602,457	5,638,600
Accrued exploration and development	9,878,601	8,278,245
Advances from affiliates	2,357,271	194,862
Debt of affiliates	8,540,091	—
Other accrued liabilities	1,750,182	1,026,743

Total current liabilities	27,504,967	16,179,955

LONG-TERM DEBT	30,000,000	10,000,000

ASSET RETIREMENT OBLIGATION	862,344	665,458

SHAREHOLDERS’ EQUITY:
Convertible preferred stock, 6%, Series D, $0.04 par value, 4,000 shares authorized, 2,000 shares issued and outstanding at June 30, 2006, liquidation preference of $10,000,000 at $5,000 per share	—	80
Common stock, $0.04 par value, 50,000,000 shares authorized, 18,527,807 shares issued and 15,952,807 outstanding at March 31, 2007, 17,574,085 shares issued and 14,999,085 outstanding at June 30, 2006,	741,111	702,961
Additional paid-in capital	46,615,497	45,105,504
Accumulated other comprehensive income	1,105,857	—
Treasury stock at cost (2,575,000 shares)	(6,180,000)	(6,180,000)
Retained earnings	20,202,320	22,911,047

Total shareholders’ equity	62,484,785	62,539,592

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$120,852,096	$89,385,005

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
REVENUES:
Natural gas and oil sales	$5,416,020	$123,199	$7,458,733	$315,274

Total revenues	5,416,020	123,199	7,458,733	315,274

EXPENSES:
Operating expenses (credits)	280,302	5,512	557,953	(11,216)
Exploration expenses	253,741	152,011	1,151,211	978,682
Depreciation, depletion and amortization	1,050,200	11,909	1,554,583	99,032
Impairment of natural gas and oil properties	—	419,918	192,109	419,918
General and administrative expenses	2,371,076	1,061,518	4,900,017	3,083,492

Total expenses	3,955,319	1,650,868	8,355,873	4,569,908

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE OTHER INCOME (EXPENSES) AND INCOME TAXES	1,460,701	(1,527,669)	(897,140)	(4,254,634)

OTHER INCOME (EXPENSE):
Interest expense (net of interest capitalized)	(739,510)	(93)	(1,297,415)	(285)
Interest income	231,253	165,946	638,395	565,314
Gain (loss) on sale of assets and other	(677,580)	(18,519)	(1,994,265)	223,167

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	274,864	(1,380,335)	(3,550,425)	(3,466,438)
Benefit (provision) for income taxes	(96,152)	524,792	1,156,420	1,326,191

INCOME (LOSS) FROM CONTINUING OPERATIONS	178,712	(855,543)	(2,394,005)	(2,140,247)
DISCONTINUED OPERATIONS (Note 5) Discontinued operations, net of income taxes	—	1,754,965	—	3,032,583

NET INCOME (LOSS)	178,712	899,422	(2,394,005)	892,336
Preferred stock dividends	22,222	150,000	314,722	451,000

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$156,490	$749,422	$(2,708,727)	$441,336

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$0.01	$(0.07)	$(0.18)	$(0.18)
Discontinued operations	—	0.12	—	0.21

Total	$0.01	$0.05	$(0.18)	$0.03

Diluted
Continuing operations	$0.01	$(0.07)	$(0.18)	$(0.18)
Discontinued operations	—	0.12	—	0.21

Total	$0.01	$0.05	$(0.18)	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,759,324	14,865,965	15,262,085	14,675,586

Diluted	16,068,154	14,865,965	15,262,085	14,675,586

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(2,394,005)	$(2,140,247)
Plus income from discontinued operations, net of income taxes	—	3,032,583

Net loss	(2,394,005)	892,336

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,554,583	1,065,766
Impairment of natural gas and oil properties	192,109	419,918
Exploration expenditures	665,783	1,759,438
Deferred income taxes	(1,766,174)	538,905
Tax benefit from exercise of stock option	(157,760)	(414,854)
Stock-based compensation	1,158,069	599,695
Loss (gain) on sale of assets and other	2,009,165	(1,081,271)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other	(4,565,186)	240,789
Increase in notes receivable	(783,824)	—
Increase in prepaid insurance	(290,275)	(59,594)
Increase in interest receivable	(114,282)	—
Increase in inventory	(139,972)	—
Increase (decrease) in accounts payable and advances from joint owners	(1,701,283)	537,528
Increase in other accrued liabilities	344,088	294,698
Increase (decrease) in income taxes payable	157,760	(1,177,985)
Other	(14,900)	(38,474)

Net cash provided by (used in) operating activities	(5,846,104)	3,576,895

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(40,030,977)	(21,783,141)
Decrease (increase) in net investment in affiliates	(14,960,566)	26,634
Investment in Freeport LNG Project	—	(236,834)
Sale of short-term investments, net	18,472,327	15,587,387
Additions to furniture and equipment	(23,025)	(18,370)
Sale of assets	7,000,000	1,744,215
Decrease in advances to operators	—	1,802,906
Investment in Contango Venture Capital Corporation	(600,000)	(708,021)
Acquisition of overriding royalty interests	—	(1,000,000)
Acquisition of Republic Exploration LLC and Contango Offshore Exploration interests	—	(7,500,000)

Net cash used in investing activities	(30,142,241)	(12,085,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	20,000,000	—
Borrowings by affiliates	8,540,091	—
Proceeds from preferred equity issuances, net of issuance costs	—	9,616,438
Preferred stock dividends	(314,722)	(451,000)
Repurchase/cancellation of stock options	(202,521)	—
Tax benefit from exercise/cancellation of stock option	157,760	414,854
Proceeds from exercised options, warrants and others	434,755	1,535,880
Debt issuance costs	(336,509)	—

Net cash provided by financing activities	28,278,854	11,116,172

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,709,491)	2,607,843
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,274,950	3,985,775

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,565,459	$6,593,618

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$451,993	$945,816

Cash paid for interest	$1,657,488	$285

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the Nine Months Ended March 31, 2007
	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
Balance at June 30, 2006	2,000	$80	14,999,085	$702,961	$45,105,504	$—	$(6,180,000)	$22,911,047	$62,539,592
Issuance of common stock	—	—	16,750	670	81,268	—	—	—	81,938
Expense of stock options	—	—	—	—	147,222	—	—	—	147,222
Repurchase/cancellation of stock options, net of tax benefit	—	—	—	—	(152,508)	—	—	—	(152,508)
Net loss	—	—	—	—	—	—	—	(255,856)	(255,856)
Preferred stock dividends	—	—	—	—	—	—	—	(150,000)	(150,000)
Comprehensive income	—	—	—	—	—	—	—	—	—	$—

Balance at September 30, 2006	2,000	80	15,015,835	703,631	45,181,486	—	(6,180,000)	22,505,191	62,210,388

Conversion of Series D preferred shares	(100)	(4)	41,666	1,667	(1,663)	—	—	—	—
Exercise of stock options	—	—	4,000	160	50,170	—	—	—	50,330
Tax benefit from exercise of stock options	—	—	—	—	2,825	—	—	—	2,825
Issuance of common stock	—	—	8,416	337	71,704	—	—	—	72,041
Cashless exercise of stock options	—	—	726	29	(29)	—	—	—	—
Expense of stock options	—	—	—	—	147,222	—	—	—	147,222
Net loss	—	—	—	—	—	—	—	(2,316,861)	(2,316,861)
Preferred stock dividends	—	—	—	—	—	—	—	(142,500)	(142,500)
Comprehensive income	—	—	—	—	—	—	—	—	—	$—

Balance at December 31, 2006	1,900	76	15,070,643	705,824	45,451,715	—	(6,180,000)	20,045,830	60,023,445

Conversion of Series D preferred shares	(1,900)	(76)	791,664	31,667	(31,591)	—	—	—	—
Exercise of stock options	—	—	90,500	3,620	380,805	—	—	—	384,425
Tax benefit from exercise of stock options	—	—	—	—	121,041	—	—	—	121,041
Cancellation of options and warrants	—	—	—	—	(16,119)	—	—	—	(16,119)
Expense of stock options	—	—	—	—	709,646	—	—	—	709,646
Net income	—	—	—	—	—	—	—	178,712	178,712	178,712
Preferred stock dividends	—	—	—	—	—	—	—	(22,222)	(22,222)
Unrealized gain on available-for-sale securities	—	—	—	—	—	1,105,857	—	—	1,105,857	1,105,857

Comprehensive income	—	—	—	—	—	—	—	—	—	$1,284,569

Balance at March 31, 2007	—	$—	15,952,807	$741,111	$46,615,497	$1,105,857	$(6,180,000)	$20,202,320	$62,484,785

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission, including instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2006. The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

1. Summary of Significant Accounting Policies

The application of generally accepted accounting principles involves certain assumptions, judgments, choices and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. Contango’s significant accounting policies are described below.

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

When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a cost center basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. Approximately $0.2 million of impairment was reported for the nine months ended March 31, 2007 which was attributable to a write-down of costs relating to the Alta-Ellis #1 well in December 2006.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of March 31, 2007, the Company had $2,565,459 in cash and cash equivalents, of which $665,483 was invested in highly liquid AAA-rated tax-exempt money market funds.

Short Term Investments. As of March 31, 2007, the Company had no money invested in a portfolio of periodic auction reset (“PAR”) securities, which typically have coupons that periodically reset to market interest rates at intervals ranging from 7 to 35 days. These PAR securities are ordinarily classified as short term investments and consist of AAA-rated tax-exempt municipal bonds. PAR securities are highly liquid and have minimal interest rate risk.

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

Contango’s investments in Gridpoint, Inc. (“Gridpoint”) is accounted for using the cost method. Under the cost method, Contango records an investment in the stock of an investee at cost, and recognizes dividends received as income. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contango’s investment in Trulite, Inc. (“Trulite”) is accounted for in accordance with SFAS No. 115 (“SFAS 115”) “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 115 applies to preferred stock and common stock, if ownership is less than 20%, or if ownership exceeds 20% but effective control (significant influence) is lacking. It is not applicable to investments under the equity method. Due to the nature and objective of our investment in Trulite, these securities are classified as available-for-sale securities under SFAS 115. Any unrealized gains or losses while marking these securities to market are reflected as a component of other comprehensive income at March 31, 2007.

Recent Accounting Pronouncements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. We are currently evaluating the impact that SFAS No. 159 may have on our financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect SFAS No. 157 to have a material impact on the Company.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation. Effective July 1, 2001, the Company adopted the fair value based method prescribed in SFAS No. 123, “Accounting for Stock Based Compensation”. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes options-pricing model. Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”. Prior to the adoption of SFAS 123(R), the Company presented all benefits from the exercise of share-based compensation as operating cash flows in the statement of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) to be classified as financing cash flows. The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the quarters ended March 31, 2007 and 2006, respectively: (i) risk-free interest rates of 5.0 and 4.5 percent; (ii) expected lives of five years; (iii) expected volatility of 56 percent and 40 percent and (iv) expected dividend yield of zero percent.

Under the Company’s 1999 Stock Incentive Plan, as amended (the “1999 Plan”), the Company’s Board of Directors may also grant restricted stock awards to officers or other employees of the Company. Restricted stock awards made under the 1999 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. Restricted stock awards generally vest over a period of three years. Grants of service based restricted stock awards are valued at our common stock price at the date of grant. During the nine months ended March 31, 2007, the Company granted 16,750 shares of restricted stock to its employees, and 8,416 shares of restricted stock to its Board of Directors as part of its annual compensation. The shares of restricted stock granted to the Board of Directors vest over a period of one year.

On February 7, 2007, the Company granted 200,000 options to the Chairman and CEO at a fair value of $11.25 per option, to be expensed over the vesting period. During the nine months ended March 31, 2007 and 2006, the Company recorded stock-based compensation charges of $1,158,069 and $599,695 to general and administrative expense, respectively.

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

3. Credit Risk

The majority of the Company’s revenues for the three and nine months ended March 31, 2007 resulted from oil and gas sales to a single customer, Cokinos Energy Corporation. The receivables associated with these revenues are secured with letters of credit. We believe the loss of this purchaser would not have a material effect on our financial position or results of operation since there are numerous potential purchasers of our production.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Sale of Properties – Continuing Operations

In December 2006, Contango Operators, Inc. (“COI”), a wholly-owned subsidiary of the Company, completed the sale of its 25% working interest in the Grand Isle 72 well (“Liberty”) to an independent oil and gas company for $7.0 million. The sold property had reserves of approximately 1.9 billion cubic feet equivalent (“Bcfe”), net to COI. The Company recognized a loss of approximately $2.0 million for the nine months ended March 31, 2007 as a result of this sale. The Company continues to have an interest in Grand Isle 72 via its investment in COE.

5. Sale of Properties – Discontinued Operations

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

The Company did not have any discontinued operations for the three or nine months ended March 31, 2007. The summarized financial results for discontinued operations for the periods ended March 31, 2006 are as follows:

Operating Results :	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenues	$—	$1,555,134	$—	$4,377,017
Operating credits	—	466,362 *	—	1,266,320 *
Exploration expenses	—	—	—	(1,093,139)
Depreciation, depletion and amortization	—	(380,000)	—	(966,734)
Gain on sale of discontinued operations	—	1,058,450	—	1,082,048

Gain before income taxes	$—	$2,699,946	$—	$4,665,512
Provision for income taxes	—	(944,981)	—	(1,632,929)

Gain from discontinued operations, net of income taxes	$—	$1,754,965	$—	$3,032,583

*	Credits due to severance tax refunds

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Net Income (Loss) Per Common Share

A reconciliation of the components of basic and diluted net income (loss) per share of common stock is presented in the tables below.

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Income	Weighted Average Shares	Per Share	Income (Loss)	Weighted Average Shares	Per Share
Income (loss) from continuing operations including preferred dividends	$156,490	15,759,324	$0.01	$(1,005,543)	14,865,965	$(0.07)
Discontinued operations, net of income taxes	$—	—	$—	$1,754,965	14,865,965	$0.12

Basic Earnings per Share:
Net income (loss) attributable to common stock	$156,490	15,759,324	$0.01	$749,422	14,865,965	$0.05

Effect of Potential Dilutive Securities:
Stock options	—	308,830		—	(a)
Series D preferred stock	(a)	(a)		(a)	(a)

Income (loss) from continuing operations including preferred dividends	$156,490	16,068,154	$0.01	$(1,005,543)	14,865,965	$(0.07)
Discontinued operations, net of income taxes	$—	—	$—	$1,754,965	14,865,965	$0.12

Diluted Earnings per Share:
Net income attributable to common stock	$156,490	16,068,154	$0.01	$749,422	14,865,965	$0.05

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as income from continuing operations was in a loss position for the period	$—		$—	$—	952,000	$7.87
Series D preferred stock	$22,222	140,740	$0.16	$150,000	833,333	$0.18

(a)	Anti-dilutive.

	Nine Months Ended March 31, 2007				Nine Months Ended March 31, 2006
	Loss	Weighted Average Shares		Per Share	Income (Loss)	Weighted Average Shares		Per Share
Loss from continuing operations including preferred dividends	$(2,708,727)	15,262,085		$(0.18)	$(2,591,247)	14,675,586		$(0.18)
Discontinued operations, net of income taxes	—	—		$—	3,032,583	14,675,586		0.21

Basic Earnings per Share:
Net income (loss) attributable to common stock	$(2,708,727)	15,262,085		$(0.18)	$441,336	14,675,586		$0.03

Effect of Potential Dilutive Securities:
Stock options	—	(a	)		—	(a	)
Series D preferred stock	(a )	(a	)		(a )	(a	)

Loss from continuing operations including preferred dividends	$(2,708,727)	15,262,085		$(0.18)	$(2,591,247)	14,675,586		$(0.18)
Discontinued operations, net of income taxes	—	—		—	3,032,583	14,675,586		0.21

Diluted Earnings per Share:
Net loss attributable to common stock	$(2,708,727)	15,262,085		$(0.18)	$441,336	14,675,586		$0.03

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as income from continuing operations was in a loss position for the period	$—			$—	$—	952,000		$7.87
Series C preferred stock (converted during the period)	$—	—		$—	$21,000	1,166,667		$0.02
Series D preferred stock	$314,722	833,330		$0.38	$430,000	791,667		$0.54

(a)	Anti-dilutive.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Acquisition of Interest in Partially-Owned Subsidiaries and Overriding Royalties

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

8. Series D Perpetual Cumulative Convertible Preferred Stock

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

In November 2006, two Series D preferred stockholders voluntarily elected to convert a total of 100 shares of Series D preferred stock to 41,666 shares of common stock, par value $0.04 per share. The converted shares of Series D preferred stock had a face value of $0.5 million.

On January 15, 2007, we exercised our mandatory conversion rights pursuant to the terms of our Series D preferred stock, and converted all of the remaining 1,900 shares of our Series D preferred stock issued and outstanding into 791,664 shares of our common stock. The outstanding shares of the Series D preferred stock had a face value of $9.5 million.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Contango Venture Capital Corporation

As of March 31, 2007, Contango Venture Capital Corporation (“CVCC”), our wholly-owned subsidiary, held a direct investment in three alternative energy portfolio companies – Gridpoint, Inc., Moblize Inc. and Trulite Inc. Our investment in Gridpoint is less than 20% and we account for this investment under the cost method. Our investment in Moblize rose above 20% during the three months ended September 30, 2006 when the Company exercised its right pursuant to two warrants, to purchase additional shares of the company. We account for this investment under the equity method. Trulite is a publicly traded company. We account for this investment in accordance with SFAS No. 115 (“SFAS 115”) “Accounting for Certain Investments in Debt and Equity Securities”.

Gridpoint, Inc. As of March 31, 2007, CVCC had invested approximately $1.0 million in Gridpoint in exchange for 333,333 shares of Gridpoint preferred stock, which represents an approximate 1.8% ownership interest. Gridpoint’s intelligent energy management products ensure clean, reliable power, increase energy efficiency, and integrate renewable energy. With Gridpoint, home and business owners can automatically protect themselves from power outages, manage their energy online and reduce their carbon footprint.

Moblize Inc. As of March 31, 2007, CVCC had invested $1.2 million in Moblize in exchange for 648,648 shares of Moblize convertible preferred stock, which represents an approximate 33% ownership interest. Moblize develops real time diagnostics and field optimization solutions for the oil and gas and other industries using open-standards based technologies. Moblize has deployed its technology on our Grand Isle 72 well which allows COI to remotely monitor, control and record, in real time, daily production volumes. Moblize is continuing to deploy its technology on oil fields near Houston belonging to Chevron U.S.A. Inc. and on other COI operated wells.

Trulite, Inc. As of March 31, 2007, CVCC had invested $0.9 million in Trulite in exchange for 2,001,014 shares of Trulite common stock, which represents an approximate 17% ownership interest. Trulite develops lightweight hydrogen generators for fuel cell systems, and recently began trading publicly on over the counter bulletin boards under the stock symbol “TRUL.OB”. As a result, we mark-to-market our investment in Trulite based on public pricing. At March 31, 2007, our investment in Trulite had a mark-to-market value of approximately $2.6 million.

As of March 31, 2007, CVCC owned 25% of Contango Capital Partners Fund, L.P. (the “Fund”). The Fund currently holds a direct investment in two alternative energy companies – Protonex Technology Corporation (“Protonex”) and Jadoo Power Systems (“Jadoo”). We account for our investment in the Fund under the equity method. The Fund, however, accounts for its investment in Protonex in accordance with SFAS 115, and accounts for its investment in Jadoo at fair value in accordance with the AICPA Audit and Accounting Guide, “Investment Companies”.

Protonex Technology Corporation. As of March 31, 2007, the Fund had invested $1.5 million in Protonex in exchange for 2,400,000 shares of Protonex stock, which represents an approximate 7% ownership interest. Protonex provides long-duration portable and remote power sources with a focus on providing solutions to the U.S. military and supplies complete power solutions and application engineering services to original equipment manufacturer’s customers. Protonex trades its common shares on the AIM market of the London Stock Exchange under the stock symbol “PTX.L”. As a result, the Fund marks-to-market its investment in Protonex based on public pricing. At March 31, 2007, the Fund’s investment in Protonex had a mark-to-market value of approximately $4.4 million.

Jadoo Power Systems. As of March 31, 2007, the Fund has invested approximately $1.2 million and owns 2,200,000 shares of Jadoo stock, which represents an approximate 5% ownership interest. Jadoo develops high energy density power products for the law enforcement, military and electronic news gathering applications. As of March 31, 2007, the Fund’s investment in Jadoo had a valuation of approximately $1.2 million.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-Term Debt

On January 30, 2007, the Company completed the arrangement of a new $30.0 million secured term loan agreement with a private investment firm (the “Term Loan Agreement”). The Term Loan Agreement is secured with substantially all the assets of the Company, except for the stock of Contango Sundance, Inc. (“Sundance”), our wholly-owned subsidiary. As of March 31, 2007, the Company had borrowed $10.0 million under the Term Loan Agreement. Borrowings under the Term Loan Agreement bear interest at 30 day LIBOR plus 5.0%. Accrued interest is due monthly. The principal is due December 31, 2008, but we may prepay at any time with no prepayment penalty. An arrangement fee of 1%, or $300,000, was paid in connection with the term loan. Additionally, we pay a non-use fee in the amount of 0.50% per annum multiplied by such non-funded amount.

The Company has $20.0 million outstanding under a three-year $20.0 million secured term loan facility with The Royal Bank of Scotland plc (the “RBS Facility”). The RBS Facility is secured with the stock of Sundance. Sundance owns a 10% limited partnership interest in Freeport LNG, which owns the Freeport LNG facility. Borrowings under the RBS Facility bear interest, at the Company’s option, at either (i) 30 day LIBOR, (ii) 60 day LIBOR, (iii) 90 day LIBOR or (iv) 6 month LIBOR, all plus 6.5%. Interest is due at the end of the LIBOR period chosen. The principal is due April 27, 2009, but we may prepay after April 27, 2008 with no prepayment penalty.

Both the Term Loan Agreement and the RBS Facility require a minimum level of working capital and contain certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell certain assets, and pay dividends. Failure to maintain required working capital or comply with certain covenants in the Term Loan Agreement and RBS Facility could result in a default and acceleration of all indebtedness under such credit facilities. As of March 31, 2007, the Company was in compliance with its financial covenants, ratios and other provisions of the Term Loan Agreement and RBS Facility.

On December 14, 2006, the Company terminated its $0.1 million credit facility with Guaranty Bank, FSB. The Company had no debt outstanding under this credit facility at the time of termination and was in compliance with its financial covenants, ratios and other provisions.

11. Related Party Transactions

In the ordinary course of business, the Company contracted with Moblize to install equipment that will allow COI to remotely monitor, control and record, in real time, daily production volumes from the Grand Isle 72 well. For the nine months ended March 31, 2007, the Company paid approximately $48,000 to Moblize for such services.

On October 26, 2006, REX executed a Demand Promissory Note (the “REX Note”) with a private investment firm which is non-recourse to Contango. Under the terms of the REX Note, REX can borrow up to $50.0 million at a per annum rate of 11.5% for the first advance, and a per annum rate of LIBOR plus 6.0% for each additional advance. All advances are payable in full on the earlier of October 26, 2008 or upon demand. As of March 31, 2007, REX had borrowed $20.0 million under the REX Note. The Company is not a party to or guarantor of the REX Note, but as a result of our proportionate consolidation of REX, $8.5 million is reflected as a current liability on our balance sheet as of March 31, 2007. The REX Note is secured by substantially all the assets of REX including the production attributable to REX from our Dutch and Mary Rose exploration discovery in the Gulf of Mexico. For the nine months ended March 31, 2007, the Company’s proportionate share of such interest expense was approximately $264,000.

In August 2006, the Company loaned $125,000 to Trulite under a Promissory Note (the “First Trulite Note”). The First Trulite Note bears interest at a per annum rate of 11.25% until February 9, 2007, at which point the per annum rate will change to prime rate plus three percentage points until May 1, 2007, which is when the Trulite Note plus all accrued and unpaid interest is due. On November 21, 2006, the Company loaned an additional

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$400,000 to Trulite under a second Promissory Note (the “Second Trulite Note”). The Second Trulite Note bears interest at a per annum rate of 11.25% until April 24, 2007, at which point the per annum rate will change to prime rate plus three percentage points until July 22, 2007, which is when the Second Trulite Note plus all accrued and unpaid interest is due. On February 12, 2007, the Company loaned an additional $240,000 to Trulite under a third Promissory Note (the “Third Trulite Note”, and together with the First Trulite Note and Second Trulite Note, collectively, the “Trulite Notes”). The Third Trulite Note bears interest at a per annum rate of 11.25% until August 5, 2007, at which point the per annum rate will change to prime rate plus three percentage points until October 31, 2007, which is when the Third Trulite Note plus all accrued and unpaid interest is due. For the nine months ended March 31, 2007, the Company earned approximately $30,000 in interest income from the Trulite Notes.

On March 31, 2006, COE executed a Promissory Note (the “COE Note”) to the Company to finance its share of development costs in Grand Isle 72, in the aggregate principal amount of up to $2.8 million. The COE Note is payable upon demand and bears interest at a per annum rate of 10%. On March 20, 2007, the aggregate principal amount was increased to $3.75 million. As of March 31, 2007, the outstanding principal balance under the COE Note was $3.0 million. For the nine months ended March 31, 2007, the amount of accrued interest thereon was approximately $94,000.

In July 2006, the Company purchased options from one of the members of the Board of Directors for $91,190. We do not have a publicly announced program to repurchase shares of our common stock.

12. Subsequent Events

On April 24, 2007, the aggregate principal amount of the COE Note was increased to $5.0 million. On the same day, COE borrowed an additional $0.8 million from the Company, bringing the outstanding principal balance under the COE Note to $3.8 million as of May 4, 2007.

On April 9, 2007, the Company borrowed an additional $5.0 million under the Term Loan Agreement. The Company’s total debt obligation under the Term Loan Agreement was $15 million as of May 4, 2007.

On April 5, 2007, the Company entered into a subscription agreement, as amended from time to time (the “Subscription Agreement”) with Trulite, whereby both parties agreed to convert the aggregate principal balance of $765,000 in Trulite Notes and all accrued but unpaid interest into shares of Trulite common stock. The number of shares to be issued is dependant upon the average closing sale price for the common stock as determined pursuant to Subscription Agreement, and will take place once Trulite has a specified number of shares outstanding, as detailed in the Subscription Agreement.

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

•	Availability of capital and the ability to repay indebtedness when due
•	Availability of rigs and other operating equipment
•	Ability to raise capital to fund capital expenditures
•	The ability to find, acquire, market, develop and produce new natural gas and oil properties

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures

•	Operating hazards attendant to the natural gas and oil business

•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance

•	Potential mechanical failure or under-performance of significant wells or pipeline mishaps

•	Weather

•	Availability and cost of material and equipment

•	Delays in anticipated start-up dates

•	Actions or inactions of third-party operators of our properties

•	Ability to find and retain skilled personnel

•	Strength and financial resources of competitors

•	Federal and state regulatory developments and approvals

•	Environmental risks

•	Worldwide economic conditions

•	Ability of LNG to become a competitive energy supply in the United States

•	Ability to fund our LNG project, cost overruns and third party performance

•	Successful commercialization of alternative energy technologies

•	Drilling costs, production rates and ultimate reserve recoveries in our Arkansas Fayetteville Shale play.

•	Drilling costs, production rates and ultimate reserve recoveries in our Dutch and Mary Rose acreage.

•	The ability of our partially-owned REX subsidiary to fund, on a non-recourse basis, its working interest commitment in our Dutch and Mary Rose discovery.

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

Using our capital availability to increase our reward/risk potential on selective prospects. We have concentrated our risk investment capital in two prospect areas; our onshore Arkansas Fayetteville Shale play and our offshore Gulf of Mexico prospects. Exploration prospects are inherently risky as they require large amounts of capital with no guarantee of success. COI, our wholly-owned subsidiary, drills and operates our offshore prospects. Should we be successful in any of our offshore prospects, we will have the opportunity to spend significantly more capital to complete development and bring the discovery to producing status.

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

In December 2006, COI completed the sale of its 25% working interest (“WI”) in the Grand Isle 72 well (“Liberty”) to an independent oil and gas company for $7.0 million. The sold property had reserves of approximately 1.9 billion cubic feet equivalent (“Bcfe”), net to COI. The Company recognized a loss of approximately $2.0 million for the nine months ended March 31, 2007 as a result of this sale.

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

Onshore Exploration and Properties

Alta Activities

Arkansas Fayetteville Shale

In March 2005, Contango and Alta entered into an agreement to acquire natural gas, oil, and mineral leases in the Arkansas Fayetteville Shale play area located in Pope, Van Buren, Conway, Faulkner, Cleburne, and White Counties, Arkansas. As of May 4, 2007, we and our partners have acquired or received commitments on approximately 45,000 net mineral acres at a cost of approximately $13.3 million. Our 70% share of the acquisition costs is approximately $9.3 million.

Of these 45,000 acres, approximately 7,000 acres, or 15%, are located in an area containing the statistically highest expected ultimate recovery per well in the Fayetteville Shale (“Tier One”). An additional 21,000 acres, or 47%, contain proven producing wells and include our Pigeon Roost and Buck Ridge exploration areas as well as acreage contiguous to our Tier One area (“Tier Two). Another 11,500 acres, or 26%, are located within Alta’s target area, but generally east of proven production and shallower than our Pigeon Roost and Buck Ridge areas (“Tier Three”). We also have 5,500 acres, or 12%, which are located south of Alta’s target area, and are considered more speculative (“Tier Four”).

The Arkansas Oil & Gas Commission has approved 20 separate 640-acre drilling units in Conway County, Arkansas that we estimate will allow Alta to potentially drill and operate up to approximately 180 horizontal wells. Horizontal wells are estimated to cost from $2.5 to $2.7 million in Tier One and from $2.7 to $3.7 million in Tier Two. We estimate our working interest in these Alta operated wells will average between 40% to 50%, with a net revenue interest of 32% to 40%. Alta intends to continue to seek approval from the Arkansas Oil & Gas Commission for additional 640-acre units.

Alta’s first seven wells have been drilled in Tier Two. These wells took considerably longer than expected to drill and incurred significant cost overruns. Of these seven wells, only the Alta-Thines #1-30H is currently producing. Production began in January 2007 and as of May 4, 2007, the Alta-Thines #1-30H was producing approximately 0.7 million cubic feet per day (“MMcf/d”). Of the remaining six wells, two are awaiting pipeline hookup (Alta-Briggler #1-31H and Alta-Ledbetter #1-33H)), two are ready for fracture stimulation (Alta-Clark #1-26H and Alta-Wooten #1-34H), one has been temporarily abandoned due to mechanical problems and one has been temporarily suspended prior to drilling into the Fayetteville. The 8/8ths cost for drilling and completing these seven Tier Two wells is estimated at $30.5 million (approximately $16.0 million net to Contango). Of this $16.0 million, we have already invested $13.5 million as of May 4, 2007. Contango’s net average working interest and net revenue interest in these seven Tier Two wells are approximately 54% and 43%, respectively.

Alta has recently entered into a five well rig contract to exploit our Tier One and Tier Two acreage. The first of these five wells, the Alta-Huff #1-29H, was spud in March 2007 and fracture stimulation is expected in May 2007. The second of these five wells, the Alta-Jones #1-29H, was spud in April 2007. These two wells are in and around the Gravel Hill Field area in Van Buren County, Arkansas. In addition, Alta has arranged for an independent third party operator to drill two additional wells on Alta’s behalf. The first of these, the Chwalinski #1-29H was spud in March 2007 and is now awaiting fracture stimulation. The 8/8ths cost for drilling and completing these seven wells is estimated to be $18.4 million (approximately $8.8 million net to Contango). Of this $8.8 million, we have already invested $1.6 million as of May 4, 2007. Contango’s net average working interest and net revenue interest in these seven wells are approximately 47.5% and 37.0%, respectively.

In addition, we have been integrated by a third party independent oil and gas exploration company into 101 wells as of May 4, 2007 (the “Integrated Wells”). Of these 101 Integrated Wells, 46 are in Tier One, 52 are in Tier Two, two are in Tier Three and one is in Tier Four. Of these 101 Integrated Wells, 53 are producing. The 8/8ths production rate for 46 of these 53 producing wells was 42 MMcf/d as of March 31, 2007. Production data for the remaining seven producing wells was not available. The remaining 48 wells are either currently being drilled or are expected to be drilled over the next several months. Our net share of the drilling costs for these 48 wells is approximately $7.9 million. Our average working and net revenue interest in our 101 Integrated Wells thus far is approximately 6.5% and 5.5%, respectively.

Texas, Alabama and Louisiana

Outside of Arkansas, we have spud two onshore wells with Alta, the Alta-Ellis #1 in Texas, in which we have a 50% working interest and the Temple Inland #1 in Louisiana, in which we have a 77% working interest. The Alta-Ellis #1 began producing in December 2006, and as of May 1, 2007, was producing at a rate of 1.3 million cubic feet equivalent per day (“MMcfe/d”). We recorded an impairment charge of $0.2 million for this well in December 2006. The Temple Inland #1 began producing in April 2007, and as of April 30, 2007, was producing at a rate of 0.9 MMcfe/d. We expect to spud a third well, the Alta-Coley #1 in Alabama, in which we have a 67.5% working interest, by the end of June 2007, at an 8/8ths dry hole cost of approximately $1.2 million.

We have also invested with Alta in the developing West Texas Barnett Shale Play in Jeff Davis and Reeves Counties, Texas. The Alta group has leased approximately 5,800 net mineral acres (4,000 net mineral acres to Contango before a basket payout). A third party operator has drilled several wells near our acreage. Our plans are to monitor activity in this play.

Offshore Gulf of Mexico Exploration Joint Ventures

Contango directly and through affiliated companies conducts exploration activities in the Gulf of Mexico. As of May 4, 2007, Contango and its affiliates have interests in 70 offshore leases. See “Offshore Properties” below for additional information on our offshore properties.

As of March 31, 2007, Contango owned a 42.7% equity interest in REX, a 76.0% equity interest in COE, and a 50.0% equity interest in MOE, all of which were formed for the purpose of generating exploration opportunities in the Gulf of Mexico. These companies have collectively licensed approximately 4,300 blocks of 3-D seismic data and have focused on identifying prospects, acquiring leases at federal and state lease sales and then selling the prospects to third parties, including Contango, subject to timed drilling obligations plus retained reversionary interests in favor of REX, COE and MOE.

Republic Exploration LLC. On September 2, 2005, Contango purchased an additional 9.4% ownership interest in REX for $5.625 million from JEX. As a result of this purchase, our equity ownership interest in REX increased from 33.3% to 42.7% and as of December 31, 2006, Contango had approximately $5.9 million invested in REX. The three other members of REX are JEX, its managing member, a privately held investment company, and a privately held seismic company. REX holds a non-exclusive license to approximately 2,485 blocks of 3-D seismic data in the shallow waters of the Gulf of Mexico. This data is used to identify, acquire and exploit natural gas and oil prospects. All leases owned by REX are subject to a 3.3% overriding royalty interest (“ORRI”) in favor of the JEX prospect generation team. See “Offshore Properties” below for more information on REX’s offshore properties.

Contango Offshore Exploration LLC. On September 2, 2005, Contango purchased an additional 9.4% ownership interest in COE for $1.875 million from JEX. As a result of this purchase, our equity ownership interest in COE increased from 66.6% to 76.0%. As of March 31, 2007, Contango had approximately $19.4 million invested in COE, which COE has used to acquire and reprocess 1,855 blocks of 3-D seismic data and to acquire leases in the Gulf of Mexico. The two other members of COE are JEX, its managing member, and a privately held investment company. All leases are subject to a 3.3% ORRI in favor of the JEX prospect generation team. See “Offshore Properties” below for additional information on COE’s offshore properties.

Grand Isle 72 (“Liberty”), a COE prospect, was successfully tested in March 2006. As of May 4, 2007, the Company has invested approximately $4.7 million in drilling, completion, pipeline and production facility costs. The well commenced production in March 2007, and as of May 7, 2007, was producing at a rate of approximately 1.6 MMcfe/d. The net revenue interest to COE after well completion is 40%.

Magnolia Offshore Exploration LLC. As of March 31, 2007, Contango had approximately $1.0 million invested in MOE. JEX is the only other member of MOE and acts as the managing member, deciding which prospects MOE may acquire, develop, and exploit. MOE’s license rights to 3-D seismic data have been assigned to COE. All leases are subject to a 3.3% ORRI in favor of the JEX prospect generation team. See “Offshore Properties” below for additional information on MOE’s offshore properties.

Current Activities. In February 2007, REX was awarded the following two lease tracts at the State of Louisiana Mineral Lease Sale for an aggregate purchase price of approximately $4.6 million ($1.8 million net to Contango): State Lease 19261 and 19266 (collectively with existing State Leases 18640 and 18860, the “Mary Rose” prospect).

In November 2006, REX acquired 75% of High Island A243 from a private company in exchange for REX paying all future delay rentals. In November 2006, COE acquired 75% of East Breaks 167, High Island A311, East Breaks 166 and High Island A342 from a private company in exchange for COE paying all future delay rentals.

In October 2006, REX was awarded the following three lease blocks from the Western Gulf of Mexico Lease Sale #200 for an aggregate purchase price of approximately $1.0 million: High Island A196, High Island A197 and High Island A198. The blocks are complimentary to our existing High Island prospects.

REX and COE have farmed out East Breaks 369/370 and Vermillion 154. East Breaks 369 was spud in March 2007 and determined to be a dry hole. The well has been plugged and abandoned. The farmee has until September 1, 2008 to decide if they will drill East Breaks 370. Vermillion 154 has been farmed out, and the operator expects to drill an exploratory well prior to July 2008. During fiscal year 2006, the agreement to farm out and drill an exploratory well on West Cameron 133 was cancelled and two lease blocks, Viosca Knoll 116 and 119, were relinquished to the MMS. Also during fiscal year 2006, West Delta 36 was farmed out and was completed in September 2006. Production began in December 2006 and as of May 4, 2007, West Delta 36 was producing at a rate of 12.1 MMcfe/d. REX has a 3.67% ORRI before payout and, at its option, may elect either a 5.0% ORRI or 25% WI after payout. High Island A279 was relinquished to the MMS in December 2006.

Record title interests in the Vermilion 73 and South Marsh Island 247 leases have been assigned to a common third party. Vermillion 73 was drilled and determined to be a dry hole. REX is in negotiations with the farmee to lower REX’s ORRI from 5% to 1.5% on Vermillion 73 so that another well may be drilled in the same block. Under the proposed terms, REX would receive $35,000 in exchange for the lower ORRI, and would also receive a 5% WI at payout. A timetable for drilling South Marsh Island 247 has not yet been established. REX has reserved a 5.0% ORRI before payout on South Marsh Island 247.

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

Non-Operated Offshore Wells. The Company has non-operating working interests in three offshore blocks: Ship Shoal 358, Eugene Island 113-B and Eugene Island 76. Contango’s net revenue interest in these three wells is 5.8%, 3.1% and 2.14%, respectively. The Company depends on third-party operators for the operation and maintenance of these production platforms. As of May 4, 2007, the Ship Shoal 358 well was producing at a rate of approximately 1.3 MMcfe/d, the Eugene Island 113B well was producing at a rate of 7.0 MMcfe/d and the Eugene Island 76 well, a REX prospect, was depleted in November 2006.

Contango Operators, Inc.

COI is a wholly-owned subsidiary of Contango formed for the purpose of drilling exploration and development wells in the Gulf of Mexico. As part of our strategy, COI operates and acquires significant working interests in offshore exploration and development opportunities in the Gulf of Mexico, usually under a farm-out agreement with either REX or COE. COI takes working interests in these prospects under the same arms-length terms offered to third party industry participants. COI also operates and acquires significant working interests in offshore exploration and development opportunities under farm-in agreements with third parties.

Current Activities. In July 2006, we spud our Eugene Island 10 (“Dutch”) prospect, located offshore Louisiana in the Gulf of Mexico. In October 2006, we announced an exploration discovery at Dutch #1, and the well came on-stream on January 28, 2007. As of May 4, 2007, the well was flowing at an 8/8ths production rate of approximately 38.4 MMcfe/d. COI has invested approximately $7.4 million to drill and complete Dutch #1. COI has an 18.3% WI and REX has a 65% WI in Dutch # 1. The net revenue interests to COI and REX are approximately 16.2% and 57.4%, respectively, with MMS deep gas royalty relief on the first 15 Bcf of gas produced from the entire field. Once the royalty relief has expired, COI and REX have a net revenue interest of 13% and 47%, respectively. The lease was farmed in on a produce-to-earn basis. The lease has now been assigned, and REX has earned the lease.

In February 2007, we spud our Dutch #2 exploratory well at Eugene Island 10, and announced a discovery in April 2007. The Company expects the Dutch #2 well to begin production during July 2007 and is currently awaiting pipeline hookup. As of May 4, 2007, COI has invested approximately $2.5 million to drill and complete this well. COI has a 16.0% WI and REX has a 56.9% WI in Dutch #2. The working interest to Contango, as a whole, is approximately 40.3%. The net revenue interests to COI and REX are approximately 14.7% and 52.1%, respectively, with MMS deep gas royalty relief on the first 15 Bcf of gas produced from the entire field. Once the royalty relief has expired, COI and REX have a net revenue interest of 12.1% and 42.8%, respectively. Contango’s independent third party engineer estimates the Dutch (Eugene Island #10) and Mary Rose (offshore State of Louisiana) discovery to have total proved reserves of 152 billion cubic feet equivalent (“Bcfe”) (43.5 Bcfe net to Contango).

In April 2007, we spud our Dutch #3 exploratory well at Eugene Island 10. We expect to spud our fourth well, the Mary Rose #1, on Louisiana state acreage, upon completion of our Dutch #3 well later this summer. The Dutch #3 and the Mary Rose #1 are planned to flow into a platform currently under construction. The platform will have a capacity of 160 MMcfe/d, and is expected to be delivered in fall 2007, at an anticipated 8/8ths cost of $25 million. We anticipate it will take between 7 to 9 wells to fully develop our Dutch and Mary Rose discovery.

Our Dutch #3 well is expected to cost approximately $25 million to drill, complete and hookup. COI has a 16.0% WI and REX has a 56.9% WI in Dutch #3. The working interest to Contango, as a whole, is approximately 40.3%. The net revenue interests to COI and REX are approximately 14.7% and 52.1%, respectively, with MMS deep gas royalty relief on the first 15 Bcf of gas produced from the entire field. Once the royalty relief has expired, COI and REX have a net revenue interest of 12.1% and 42.8%, respectively. Our Mary Rose #1 well is expected to cost approximately $30 million, to drill, complete and hookup. COI has a 15.7% WI and REX has a 55.7% WI in Mary Rose #1. The working interest to Contango, as a whole, is approximately 39.6%. The net revenue interests to COI and REX are approximately 11.3% and 39.9%, respectively.

Offshore Properties

Producing Properties. The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico which are producing natural gas or oil as of May 4, 2007:

Area/Block	WI	NRI	Status
Contango Operators, Inc:
Eugene Island 113B	0%	1.7%	Producing
Eugene Island 10 #1	18.3%	16.2%	Producing

Contango Offshore Exploration LLC:
Ship Shoal 358, A-3 well	10.0%	7.7%	Producing

Republic Exploration LLC:
Eugene Island 113B	0%	3.3%	Producing
West Delta 36	(1)	(1)	Producing
Eugene Island 10 #1	65.0%	57.4%	Producing

(1)	REX has a 3.67% ORRI before payout and, at its option, may elect either a 5.0% ORRI or 25% WI after payout.

Farmed-Out Properties. The following table sets forth the working interests and net revenue interests owned by Contango and related entities in the Gulf of Mexico which have been farmed out as of May 4, 2007:

Area/Block	WI	NRI	Status
Republic Exploration LLC:
Vermilion 154	(2)	(2)	Drilling expected by summer 2008
Vermillion 73	(3)	(3)	Determined to be a dry hole
South Marsh Island 247	(4)	(4)	No drilling date has been determined yet

Contango Offshore Exploration LLC:
Main Pass 221	—	—	Determined to be a dry hole
East Breaks 369	—	—	Determined to be a dry hole
East Breaks 370	(5)	(5)	No drilling date has been determined yet
Vermilion 154	(2)	(2)	Drilling expected by summer 2008

(2)	REX and COE will split a 25% back-in WI after payout.
(3)	Record title interest in lease has been assigned to a third party. REX is in negotiations to change terms to a 1.5% ORRI plus a 5% WI after payout.
(4)	Record title interest in lease has been assigned to a third party. REX has reserved a 5% of 8/8ths ORRI before payout.
(5)	Farmee has until September 1, 2008 to decide if East Breaks 370 will be drilled. COE will receive a 3.67% ORRI before project payout and a 6.67% ORRI after project payout.

Leases. The following table sets forth the working interests owned by Contango and related entities in the Gulf of Mexico as of May 4, 2007:

Area/Block	WI	Lease Date
Contango Operators, Inc.:
West Cameron 174	10.0%	Jul-03
Grand Isle 63	25.0%	May-04
Grand Isle 73	25.0%	May-04
West Delta 43	35.0%	May-04
S-L 18640 (LA)	15.7%	Jul-05
S-L 18860 (LA)	15.7%	Jan-06
Ship Shoal 14	37.5%	May-06
Ship Shoal 25	37.5%	May-06
South Marsh Island 57	37.5%	May-06
South Marsh Island 59	37.5%	May-06
South Marsh Island 75	37.5%	May-06
South Marsh Island 282	37.5%	May-06
Grand Isle 70	3.65%	Jun-06
West Delta 77	25.0%	Jun-06
Vermilion 194	37.5%	Jul-06
Eugene Island 10	18.3%	Nov-06
S-L 19261 (LA)	15.7%	Feb-07
S-L 19266 (LA)	15.7%	Feb-07

Area/Block	WI	Lease Date
Republic Exploration LLC:
West Cameron 174	90.0%	Jul-03
High Island 113	100.0%	Oct-03
South Timbalier 191	50.0%	May-04
Vermilion 36	100.0%	May-04
Vermilion 109	100.0%	May-04
Vermilion 134	100.0%	May-04
West Cameron 179	100.0%	May-04
West Cameron 185	100.0%	May-04
West Cameron 200	100.0%	May-04
West Delta 18	100.0%	May-04
West Delta 33	100.0%	May-04
West Delta 34	100.0%	May-04
West Delta 43	30.0%	May-04
Ship Shoal 220	50.0%	Jun-04
South Timbalier 240	50.0%	Jun-04
West Cameron 133	100.0%	Jun-04
West Cameron 80	100.0%	Jun-04
West Cameron 167	100.0%	Jun-04
Eugene Island 76	0%	Jul-04
Vermilion 130	100.0%	Jul-04
West Cameron 107	100.0%	May-05
Eugene Island 168	50.0%	Jun-05
S-L 18640 (LA)	55.7%	Jul-05
S-L 18860 (LA)	55.7%	Jan-06
High Island A243	75.0%	Jan-06
South Marsh Island 57	50.0%	May-06
South Marsh Island 59	50.0%	May-06
South Marsh Island 75	50.0%	May-06
South Marsh Island 282	50.0%	May-06
Ship Shoal 14	50.0%	May-06
Ship Shoal 25	50.0%	May-06
West Delta 77	50.0%	Jun-06
Vermilion 194	50.0%	Jul-06
High Island A196	100.0%	Oct-06

High Island A197	100.0%	Oct-06
High Island A198	100.0%	Oct-06
Eugene Island 10	65.0%	Nov-06
S-L 19261 (LA)	55.7%	Feb-07
S-L 19266 (LA)	55.7%	Feb-07

Area/Block	WI	Lease Date
Contango Offshore Exploration LLC:
Viosca Knoll 167	100.0%	May-03
Vermilion 231	100.0%	May-03
Viosca Knoll 161	33.3%	Jul-03
Eugene Island 209	100.0%	Jul-03
High Island A16	100.0%	Dec-03
East Breaks 283	100.0%	Dec-03
South Timbalier 191	50.0%	May-04
Grand Isle 63	50.0%	May-04
Grand Isle 72	50.0%	May-04
Grand Isle 73	50.0%	May-04
Ship Shoal 220	50.0%	Jun-04
South Timbalier 240	50.0%	Jun-04
Viosca Knoll 118	33.3%	Jun-04
Viosca Knoll 475	100.0%	May-05
Eugene Island 168	50.0%	Jun-05
East Breaks 366	100.0%	Nov-05
East Breaks 410	100.0%	Nov-05
East Breaks 167	75.0%	Dec-05
High Island A311	75.0%	Dec-05
East Breaks 166	75.0%	Jan-06
High Island A342	75.0%	Jan-06
Ship Shoal 263	75.0%	Jun-06
Grand Isle 70	52.6%	Jun-06
Viosca Knoll 119	50.0%	Jun-06
Viosca Knoll 383	100.0%	Jun-06

Area/Block	WI	Lease Date
Magnolia Offshore Exploration LLC:
Viosca Knoll 161	16.7%	Jul-03
Viosca Knoll 118	16.7%	Jun-04
Viosca Knoll 211	100.0%	Jul-04

Freeport LNG Development, L.P.

As of March 31, 2007, the Company has invested $3.2 million and owns a 10% limited partnership interest in Freeport LNG Development, L.P. (“Freeport LNG”), a limited partnership formed to develop, construct and operate a 1.75 billion cubic feet per day (“Bcf/d”) liquefied natural gas (“LNG”) receiving terminal in Freeport, Texas. Startup is expected to occur in the first quarter of calendar year 2008.

Although we anticipate that we may, from time-to-time, be required to provide funds to the Freeport LNG project, and intend to provide our pro rata 10% of any required equity participation, we believe the project will continue through Phase I construction and Phase II pre-development with no further significant funds likely being required from Contango.

Contango Venture Capital Corporation

As of March 31, 2007, Contango Venture Capital Corporation (“CVCC”), our wholly-owned subsidiary, held a direct investment in three alternative energy portfolio companies – Gridpoint, Inc. (“Gridpoint”), Moblize Inc. (“Moblize”) and Trulite Inc. (“Trulite”). Our investment in Gridpoint is less than a 20% ownership interest and we account for this investment under the cost method. Our investment in Moblize rose above a 20% ownership interest during the three months ended September 30, 2006 when the Company exercised its right pursuant to two warrants, to purchase additional shares of the company. We account for this investment under the equity method. Trulite is a publicly traded company. We account for this investment in accordance with SFAS No. 115 (“SFAS 115”) “Accounting for Certain Investments in Debt and Equity Securities”.

Gridpoint, Inc. As of March 31, 2007, CVCC had invested approximately $1.0 million in Gridpoint in exchange for 333,333 shares of Gridpoint preferred stock, which represents an approximate 1.8% ownership interest. Gridpoint’s intelligent energy management products ensure clean, reliable power, increase energy efficiency, and integrate renewable energy. With Gridpoint, home and business owners can automatically protect themselves from power outages, manage their energy online and reduce their carbon footprint.

Moblize Inc. As of March 31, 2007, CVCC had invested $1.2 million in Moblize in exchange for 648,648 shares of Moblize convertible preferred stock, which represents an approximate 33% ownership interest. Moblize develops real time diagnostics and field optimization solutions for the oil and gas and other industries using open-standards based technologies. Moblize has deployed its technology on our Grand Isle 72 well which allows COI to remotely monitor, control and record, in real time, daily production volumes. Moblize is continuing to deploy its technology on oil fields near Houston belonging to Chevron U.S.A. Inc. and on other COI operated wells.

Trulite, Inc. As of March 31, 2007, CVCC had invested $0.9 million in Trulite in exchange for 2,001,014 shares of Trulite common stock, which represents an approximate 17% ownership interest. Trulite develops lightweight hydrogen generators for fuel cell systems, and recently began trading publicly on over the counter bulletin boards under the stock symbol “TRUL.OB”. As a result, we mark-to-market our investment in Trulite based on public pricing. At March 31, 2007, our investment in Trulite had a mark-to-market value of approximately $2.6 million. An unrealized gain of $1.1 million, net of tax, has been reflected as a component of other comprehensive income at March 31, 2007.

As of March 31, 2007, CVCC owned 25% of Contango Capital Partners Fund, L.P. (the “Fund”). The Fund currently holds a direct investment in two alternative energy companies – Protonex Technology Corporation (“Protonex”) and Jadoo Power Systems (“Jadoo”). We account for our investment in the Fund under the equity method. The Fund, however, accounts for its investment in Protonex in accordance with SFAS 115, and accounts for its investment in Jadoo at fair value in accordance with the AICPA Audit and Accounting Guide, “Investment Companies”.

Protonex Technology Corporation. As of March 31, 2007, the Fund had invested $1.5 million in Protonex in exchange for 2,400,000 shares of Protonex stock, which represents an approximate 7% ownership interest. Protonex provides long-duration portable and remote power sources with a focus on providing solutions to the U.S. military and supplies complete power solutions and application engineering services to original equipment manufacturers customers. Protonex trades its common shares on the AIM market of the London Stock Exchange under the stock symbol “PTX.L”. As a result, the Fund marks-to-market its investment in Protonex based on public pricing. At March 31, 2007, the Fund’s investment in Protonex had a mark-to-market value of approximately $4.4 million.

Jadoo Power Systems. As of March 31, 2007, the Fund has invested approximately $1.2 million and owns 2,200,000 shares of Jadoo stock, which represents an approximate 5% ownership interest. Jadoo develops high energy density power products for the law enforcement, military and electronic news gathering applications. As of March 31, 2007, the Fund’s investment in Jadoo had a valuation of approximately $1.2 million.

Application of Critical Accounting Policies and Management’s Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. We have identified below the policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to oil and gas reserve estimates, on a periodic basis and bases its estimates on historical experience, independent third party reservoir engineers and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s financial statements:

Successful Efforts Method of Accounting. Our application of the successful efforts method of accounting for our oil and gas business activities requires judgments as to whether particular wells are developmental or exploratory, since exploratory costs and the costs related to exploratory wells that are determined to not have proved reserves must be expensed whereas developmental costs are capitalized. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. On occasion, wells are drilled which have targeted geologic structures that are both developmental and exploratory in nature, and in such instances an allocation of costs is required to properly account for the results. Delineation seismic costs incurred to select development locations within a productive oil and gas field are typically treated as development costs and capitalized, but often these seismic programs extend beyond the proved reserve areas and therefore management must estimate the portion of seismic costs to expense as exploratory. The evaluation of oil and gas leasehold acquisition costs included in unproved properties requires management’s judgment to estimate the fair value of exploratory costs related to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

Reserve Estimates. The Company’s estimates of oil and gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s oil and gas properties and/or the rate of depletion of such oil and gas properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at March 31, 2007 of 1% would not have a material effect on DD&A expense.

Impairment of Oil and Gas Properties. The Company reviews its proved oil and gas properties for impairment on an annual basis or whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. The Company compares expected undiscounted future net cash flows on a cost center basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require the Company to record an impairment of its oil and gas properties and there can be no assurance that such impairments will not be required in the future nor that they will not be material.

Stock-Based Compensation. Effective July 1, 2006, we adopted Statement No. 123R which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, which are set forth in Note 1 to our consolidated financial statements.

MD&A Summary Data

The table below sets forth revenue, expense and production data for both continuing and discontinued operations for the three and nine months ended March 31, 2007 and 2006.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2007	2006	Change	2007	2006	Change
Revenues:	($000)			($000)
Natural gas and oil sales	$5,416	$1,678	223%	$7,459	$4,692	59%

Total revenues	$5,416	$1,678	223%	$7,459	$4,692	59%

Production:
Natural gas (million cubic feet)	648	116	458%	896	342	162%
Oil and condensate (thousand barrels)	12	13	-11%	17	28	-39%
Total (million cubic feet equivalent)	720	194	271%	998	510	96%

Natural gas (million cubic feet per day)	7.2	1.3	458%	3.3	1.2	162%
Oil and condensate (thousand barrels per day)	0.1	0.1	*	0.1	0.1	*
Total (million cubic feet equivalent per day)	7.8	1.9	312%	3.9	1.8	117%

Average Sales Price:
Natural gas (per thousand cubic feet)	$7.36	$8.00	-8%	$7.19	$9.14	-21%
Oil and condensate (per barrel)	$56.20	$58.17	-3%	$59.81	$56.89	5%

Operating (income) expenses	$280	$(461)	-161%	$558	$(1,278)	-144%
Exploration expenses	$254	$152	67%	$1,151	$2,071	-44%
Depreciation, depletion and amortization	$1,050	$392	168%	$1,555	$1,065	46%
Impairment of natural gas and oil properties	$—	$420	-100%	$192	$420	-54%
General and administrative expenses	$2,371	$1,062	123%	$4,900	$3,083	59%
Interest expense (net of interest capitalized)	$740	$—	100%	$1,297	$—	100%
Interest income	$231	$166	39%	$638	$565	13%
Gain (loss) on sale of assets and other	$(678)	$1,040	-165%	$(1,994)	$1,305	-253%

* not meaningful

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Natural Gas and Oil Sales. We reported revenues of approximately $5.4 million for the three months ended March 31, 2007, compared to revenues of approximately $1.7 million for the three months ended March 31, 2006. This increase is mainly attributable to Dutch #1 which began producing in January 2007, offset by the sale of oil and gas producing properties in Alabama and south Texas that were sold effective February 1, 2006 and April 1, 2006. Of the $1.7 million of natural gas and oil sales for the three months ended March 31, 2006, approximately $0.1 million relates to continuing operations.

For the three months ended March 31, 2007, prices for natural gas and oil were $7.36 per thousand cubic feet (“Mcf”) and $56.20 per barrel, compared to $8.00 per Mcf and $58.17 per barrel for the three months ended March 31, 2006.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the three months ended March 31, 2007 was approximately 648 MMcf of natural gas, up from approximately 116 MMcf of natural gas for the three months ended March 31, 2006. Net oil production for the comparable periods decreased slightly from 13,000 barrels of oil to 12,000 barrels of oil. The increase in natural gas production and decrease in oil production is principally attributable to Dutch #1 which began producing in January 2007, and the sale of oil and gas producing properties in Alabama and south Texas that were sold effective February 1, 2006 and April 1, 2006, respectively.

Operating Expenses. Lease operating expenses for the three months ended March 31, 2007 were $280,302. Lease operating expenses for the three months ended March 31, 2006 were a net credit of $460,851. This credit balance was the result of a $655,729 credit for severance taxes for the three months ended March 31, 2006, applied to total lease operating expenses of $194,878. The credit is due to lease operating expenses from discontinued operations for the three months ended March 31, 2006 attributable to previously paid severance taxes from our sold south Texas properties. The Railroad Commission of Texas has extended a natural gas incentive allowing for severance tax reduction on tight sand gas wells. As a result, some of our previously sold south Texas properties are eligible for severance tax reduction. Of the $194,878 in total lease operating expenses for the three months ended March 31, 2006, $5,512 relates to continuing operations.

Exploration Expense. We reported approximately $0.3 million of exploration expenses for the three months ended March 31, 2007, attributable to the cost of various geological and geophysical activities, seismic data, and delay rentals. We reported approximately $0.2 million of exploration expenses for the three months ended March 31, 2006. Of this amount, approximately $0.1 million was related to additional costs incurred to drill our Alta-Blackstone #10-2 well in Alabama during the period and $0.1 million was attributable to the cost of various geological and geophysical activities. The entire $0.2 million of exploration expenses for the three months ended March 31, 2006 relates to continuing operations.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended March 31, 2007 was approximately $1.1 million. For the three months ended March 31, 2006, we recorded approximately $0.4 million of depreciation, depletion and amortization. The increase is primarily the result of production from our Dutch #1 well which began producing in January 2007, and the Arkansas Fayetteville Shale play, partially offset by the sale of substantially all of our producing south Texas and Alabama properties in fiscal year 2006. Of the approximately $0.4 million of depreciation, depletion and amortization for the three months ended March 31, 2006, $11,909 relates to continuing operations.

Impairment of Natural Gas and Oil Properties. No impairment of natural gas and oil properties was incurred during the three months ended March 31, 2007. For the three months ended March 31, 2006, impairment expenses were approximately $0.4 million. These related to impairment of offshore properties held by REX and COE, primarily to Main Pass 221 which was determined to be a dry hole during the period, and the East Cameron 107 lease, which expired. When Contango acquired an additional interest in COE, approximately $0.3 million of the purchase price was allocated to Main Pass 221 and was written off during the three months ended March 31, 2006.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2007 and the three months ended March 31, 2006 were approximately $2.4 million and $1.1 million, respectively.

Major components of general and administrative expenses for the three months ended March 31, 2007 included approximately $1.2 million in salaries and benefits, $0.1 million in legal, accounting, engineering and other professional fees, $0.5 million in office administration expenses, and $0.6 million related to the cost of expensing stock options and stock grant compensation.

Major components of general and administrative expenses for the three months ended March 31, 2006 included approximately $0.3 million in salaries and benefits, $0.3 million in legal, accounting, engineering and other professional fees, $0.2 million in office administration expenses, $0.1 million in insurance costs, and $0.2 million related to the cost of expensing stock options.

Interest Expense. We reported interest expense of $739,510, net of $0.3 million of interest capitalized, for the three months ended March 31, 2007. This relates to amounts outstanding under our secured term loan agreement with a private investment firm (the “Term Loan Agreement”) and with The Royal Bank of Scotland plc (“RBS”, the “RBS Facility”). The Company did not have any debt outstanding or any interest expense for the three months ended March 31, 2006.

Interest Income. We reported interest income of $231,253 for the three months ended March 31, 2007. This compares to the $165,946 of interest income reported for the three months ended March 31, 2006. The increase is due to additional interest income from loans made to affiliates. The entire $165,946 of interest income for the three months ended March 31, 2006 relates to continuing operations.

Gain (loss) on sale of assets and other. For the three months ended March 31, 2007, we reported a loss on sale of assets and other of approximately $0.7 million. This relates mainly to the Company’s December 2006 sale of COI’s 25% WI in the Grand Isle 72 well (“Liberty”). For the three months ended March 31, 2006, we reported a pre-tax gain on sale of assets and other of approximately $1.0 million representing a gain related to the sale of our interest in a well in Zapata County, Texas, for approximately $2.0 million. Of the gain of $1.0 million for the three months ended March 31, 2006, a loss of $18,519 relates to continuing operations.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Natural Gas and Oil Sales. We reported revenues of approximately $7.5 million for the nine months ended March 31, 2007, compared to revenues of approximately $4.7 million for the nine months ended March 31, 2006. This increase is mainly attributable to Dutch #1 which began producing in January 2007, offset by the sale of oil and gas producing properties in Alabama and south Texas that were sold effective February 1, 2006 and April 1, 2006. Of the approximately $4.7 million of natural gas and oil sales for the nine months ended March 31, 2006, approximately $315,274 relates to continuing operations.

For the nine months ended March 31, 2007, prices for natural gas and oil were $7.19 per Mcf and $59.81 per barrel, compared to $9.14 per Mcf and $56.89 per barrel for the nine months ended March 31, 2006.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the nine months ended March 31, 2007 was approximately 896 MMcf of natural gas, up from approximately 342 MMcf of natural gas for the nine months ended March 31, 2006. Net oil production for the comparable periods decreased from 28,000 barrels of oil to 17,000 barrels of oil. The increase in natural gas production and decrease in oil production is principally attributable to Dutch #1 which began producing in January 2007, and the sale of oil and gas producing properties in Alabama and south Texas that were sold effective February 1, 2006 and April 1, 2006, respectively.

Operating Expenses. Lease operating expenses for the nine months ended March 31, 2007 were $0.6 million. Lease operating expenses for the three months ended March 31, 2006 were a net credit of $1.3 million. This credit balance was the result of a $1.8 million credit for severance taxes for the three months ended March 31, 2006, applied to total lease operating expenses of $0.5 million. The credit is due to lease operating expenses from discontinued operations for the nine months ended March 31, 2006 attributable to previously paid severance taxes from our sold south Texas properties. The Railroad Commission of Texas has extended a natural gas incentive allowing for severance tax reduction on tight sand gas wells. As a result, some of our previously sold south Texas properties are eligible for severance tax reduction. Of the net credit balance of $1.3 million in lease operating expenses for the three months ended March 31, 2006, a credit of $11,216 relates to continuing operations.

Exploration Expense. We reported approximately $1.2 million of exploration expenses for the nine months ended March 31, 2007. Of this amount, approximately $1.5 million was attributable to the cost of various geological and geophysical activities, seismic data, and delay rentals, offset by a credit of approximately $0.3 million. We reported approximately $2.1 million of exploration expenses for the nine months ended March 31, 2006. Of this amount, approximately $1.8 million was related to unsuccessful wells drilled in south Texas during the period and $0.3 million was attributable to the cost to acquire and reprocess 3-D seismic data, delay rentals and various other geological and geophysical activities. Of the approximately $2.1 million of exploration expenses for the nine months ended March 31, 2006, approximately $1.0 million relates to continuing operations.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the nine months ended March 31, 2007 was approximately $1.6 million. For the nine months ended March 31, 2006, we recorded approximately $1.1 million of depreciation, depletion and amortization. The increase is primarily the result of production from our Dutch #1 well which began producing in January 2007, and the Arkansas Fayetteville Shale play, partially offset by the sale of substantially all of our producing south Texas and Alabama properties in fiscal year 2006. Of the approximately $1.1 million of depreciation, depletion and amortization for the nine months ended March 31, 2006, approximately $0.1 million relates to continuing operations.

Impairment of Natural Gas and Oil Properties. Approximately $0.2 million of impairment was reported for the nine months ended March 31, 2007. This was attributable to a write-down of costs of the Alta-Ellis #1 well in December 2006. For the three months ended March 31, 2006, impairment expenses were approximately $0.4 million. These related to impairment of offshore properties held by REX and COE, primarily to Main Pass 221 which was determined to be a dry hole during the period, and the East Cameron 107 lease, which expired. When Contango acquired an additional interest in COE, approximately $0.3 million of the purchase price was allocated to Main Pass 221 and was written off during the nine months ended March 31, 2006.

General and Administrative Expenses. General and administrative expenses for the nine months ended March 31, 2007 and the nine months ended March 31, 2006 were approximately $4.9 million and $3.1 million, respectively.

Major components of general and administrative expenses for the nine months ended March 31, 2007 included approximately $2.1 million in salaries and benefits, $0.4 million in legal, accounting, engineering and other professional fees, $1.1 million in office administration expenses, $0.2 million in insurance costs, and $1.1 million related to the cost of expensing stock options and stock grant compensation.

Major components of general and administrative expenses for the nine months ended March 31, 2006 included approximately $0.9 million in salaries and benefits, $0.5 million in legal, accounting, engineering and other professional fees, $0.8 million in office administration expenses, $0.2 million in insurance, and $0.7 million related to the cost of expensing stock options.

Interest Expense. We reported interest expense of $1.3 million, net of $0.8 million of interest capitalized for the nine months ended March 31, 2007. This relates to amounts outstanding under our Term Loan Agreement and the RBS Facility. The Company did not have any debt outstanding or any interest expense for the nine months ended March 31, 2006.

Interest Income. We reported interest income of $638,395 for the nine months ended March 31, 2007. This compares to the $565,314 of interest income reported for the nine months ended March 31, 2006. The slight increase is due to additional interest income from loans made to affiliates. The entire $565,314 of interest income for the nine months ended March 31, 2006 relates to continuing operations.

Gain (loss) on sale of assets and other. For the nine months ended March 31, 2007, we reported a loss on sale of assets and other of approximately $2.0 million. This mainly relates to the Company’s December 2006 sale of COI’s 25% WI in the Grand Isle 72 well. For the nine months ended March 31, 2006, we reported a gain on sale of assets and other of $1.3 million, representing $0.2 million in other income recognized by our partially-owned subsidiary, COE, and a $1.1 million gain from the sale of our interest in a well in Zapata County, Texas for approximately $2.0 million. Of this $1.3 million gain for the nine months ended March 31, 2006, $223,167 relates to continuing operations.

Production, Prices, Operating Expenses, and Other

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Dollar amounts in 000’s, except per Mcfe amounts)		(Dollar amounts in 000’s, except per Mcfe amounts)
Production Data:
Natural gas (million cubic feet)	648	116	896	342
Oil and condensate (thousand barrels)	12	13	17	28
Total (million cubic feet equivalent)	720	194	998	510

Natural gas (million cubic feet per day)	7.2	1.3	3.3	1.2
Oil and condensate (thousand barrels per day)	0.1	0.1	0.1	0.1
Total (million cubic feet equivalent per day)	7.8	1.9	3.9	1.9

Average sales price:
Natural gas (per thousand cubic feet)	$7.36	$8.00	$7.19	$9.14
Oil and condensate (per barrel)	$56.20	$58.17	$59.81	$56.89

Selected data per Mcfe:
Total lease operating expenses	$0.39	$(2.38)	$0.56	$(2.52)
General and administrative expenses	$3.31	$5.49	$4.91	$6.08
Depreciation, depletion and amortization of natural gas and oil properties	$1.30	$1.96	$1.34	$1.99

Capital Resources and Liquidity

Cash Inflow. During the nine months ended March 31, 2007, we had approximately $45.5 million of cash inflow consisting of $7.0 million from the sale of COI’s interest in Grand Isle 72, $10.0 million from borrowings under our Term Loan Agreement, $10.0 million from borrowings under our RBS Facility and $18.5 million from the sale of short term investments.

Cash Outflow. During the nine months ended March 31, 2007, we invested a total of approximately $61.7 million consisting of $5.8 million used in operations, $55.6 million in exploration and development activities ($25.0 million in the Arkansas Fayetteville Shale play, $11.2 million for COI’s portion of Eugene Island 10, $9.6 million for REX’s portion of Eugene Island 10, $1.0 million for COI’s portion of Grand Isle 72, $2.0 million for COE’s portion of Grand Isle 72, and $6.8 million in other), and $0.3 million in financing activities.

Capital Budget. Over the next twelve months, our capital expenditure budget calls for us to invest approximately $49.0 million, as we continue to invest in our Arkansas Fayetteville Shale play and further develop our Dutch and Mary Rose discovery. We anticipate we will need a total of 7 to 9 wells to fully develop this discovery. The following capital expenditure projections are for the Company and its wholly-owned subsidiaries only, and do not include the capital expenditure projections for our partially-owned REX subsidiary. REX’s capital needs are provided by a private investment company under a $50 million demand note which is non-recourse to the Company, $20 million of which is currently outstanding. We believe this REX note facility together with anticipated cash flows available to REX will provide REX with sufficient liquidity to meet its obligations.

Of the $49.0 million in capital expenditures budgeted for the next twelve months, $17.8 million is anticipated to be invested in offshore activities. Specifically, our budget calls for us to invest approximately $2.7 million for production and pipeline facilities for developing Dutch #2 ($1.6 million of this was invested in April

2007), approximately $11.1 million in drilling, completion and hookup costs for three more Dutch and Mary Rose wells and approximately $4.0 million for a platform that is currently under construction.

Of the $49.0 million in capital expenditures budgeted for the next twelve months, $30.4 million is expected to be invested in the Arkansas Fayetteville Shale. We have budgeted to drill a total of 59 wells over the next twelve months. Of these, 14 are to be operated by Alta and 45 are budgeted to be Integrated Wells.

Of the 14 Alta budgeted wells, we have drilled the first three of seven wells with identified locations in our Tier One and Tier Two acreage. We estimate $7.3 million will be required during the remainder of fiscal year 2007 ($2.2 million was invested in April 2007) and $3.1 million in fiscal year 2008 to fully drill, complete, fracture stimulate and hookup these seven wells. Beyond this, our capital budget calls for us to drill one Alta operated well per month, at an estimated cost of $1.2 million per well, for a total cost of $8.2 million over the next twelve months. Additionally, we estimate $2.5 million will be required to complete, fracture stimulate and hookup four of the seven wells previously drilled in Tier Two.

Of the 45 budgeted Integrated Wells, our capital budget assumes we will invest $9.3 million for the next twelve months ($1.3 million of this was invested in April 2007). We estimate we will have an average working interest of 6.5% and a net revenue interest of 5.5% in these 45 Integrated Wells.

Our capital budget also calls for us to invest approximately $0.8 million with Alta in an onshore prospect in Alabama.

As of May 4, 2007, we have approximately $2.5 million in cash and cash equivalents, $35.0 million in long-term debt outstanding and $15.0 million of borrowing availability. The Company had estimated production as of May 4, 2007 of approximately 20.0 MMcfe/d.

We may need to raise additional debt and/or equity to supplement our internally generated cash flow to fund our offshore exploration and development and Arkansas Fayetteville Shale development programs. There can be no assurance we will be able to raise such additional capital.

Natural Gas and Oil Reserves

The following table presents our estimated net proved, developed producing natural gas and oil reserves and the pre-tax net present value of our reserves at March 31, 2007. Our onshore reserves were based on a reserve report generated by W.D. Von Gonten & Co. The offshore reserves were based on a reserve report generated by William M. Cobb & Associates, Inc. The pre-tax net present value is not intended to represent the current market value of the estimated natural gas and oil reserves we own.

The pre-tax net present value of future cash flows attributable to our proved reserves as of March 31, 2007 was determined by the March 31, 2007 prices of $7.34 per MMbtu for natural gas at Henry Hub and $65.87 per barrel of oil at West Texas Intermediate Posting, in each case before adjustments.

Proved Reserves as of March 31, 2007
Natural Gas (MMcf)	50,214
Oil and Condensate (MBbls)	960.7
Total proved reserves (Mmcfe)	55,978

Pre-tax net present value, SEC guidelines ($ 000)	$238,326

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

Credit Facility

On January 30, 2007, the Company completed the arrangement of a $30.0 million secured term loan agreement with a private investment firm (the “Term Loan Agreement”). The Term Loan Agreement is secured with substantially all the assets of the Company, except for the stock of Contango Sundance, Inc. (“Sundance”), our wholly-owned subsidiary, which is pledged to RBS under our term loan with RBS. As of May 4, 2007, the Company has borrowed $15 million under the Term Loan Agreement. Borrowings bear interest at 30 day LIBOR plus 5.0%. Accrued interest is due monthly. The principal is due December 31, 2008, but we may prepay at any time with no prepayment penalty. An arrangement fee of 1%, or $300,000, was paid in connection with the term loan. Additionally, we pay a non-use fee in the amount of 0.50% per annum multiplied by such non-funded amount.

On April 27, 2006 the Company completed the arrangement of a three-year $20.0 million secured term loan facility with RBS (the “RBS Facility”). The RBS Facility is secured with the stock of Sundance. Sundance owns a 10% limited partnership interest in Freeport LNG Development, LP, which owns the Freeport LNG facility. As of November 3, 2006, the Company had borrowed the entire $20.0 million under the RBS Facility. Borrowings bear interest, at the Company’s option, at either (i) 30 day LIBOR, (ii) 60 day LIBOR or (iii) 90 day LIBOR, all plus 6.5%. Interest is due at the end of the LIBOR period chosen. The principal is due April 27, 2009, but we may prepay after April 27, 2008 with no prepayment penalty.

Both the Term Loan Agreement and the RBS Facility require the maintenance of certain ratios, including those related to working capital, as set forth in the agreements relating to such facilities. Additionally, the Term Loan Agreement and RBS Facility contain certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell certain assets, and pay dividends. Failure to maintain required financial ratios or comply with the covenants in the Term Loan Agreement and RBS Facility could result in a default and acceleration of all indebtedness under such credit facilities. As of May 4, 2007, the Company was in compliance with its financial covenants, ratios and other provisions of the Term Loan Agreement and the RBS Facility.

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

Contango Operators, Inc. (“COI”) is a wholly-owned subsidiary of the Company, formed for the purpose of drilling and operating exploration wells in the Gulf of Mexico and is a recent addition to our business strategy. COI is currently the operator for our Dutch and Mary Rose discovery. Although as a company we have previously taken working interests in offshore prospects, our recent exploration prospects are the first wells in which we have assumed the role of operator. Estimated drilling costs could be significantly higher if we encounter difficulty in drilling offshore exploration wells.

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

Our Arkansas Fayetteville Shale play proven reserves at March 31, 2007 were approximately 8.0 Bcf. Since inception, we have invested approximately $31.7 million in our Fayetteville Shale play ($9.3 million in lease acquisitions and $22.4 million in drilling and completion activities), while our revenues from the play from inception through the production month of February 2007 have totaled only $1.6 million. There can be no assurance that our drilling activity in this area will produce economically feasible wells. Our capital budget for the next twelve months calls for us to invest an additional $30.4 million in the Arkansas Fayetteville Shale. This represents approximately 62% of our total CAPEX budget for the next twelve months. We intend to continue to borrow significant capital against anticipated revenues and production, and should the wells not perform as expected, we could encounter difficulty repaying this debt. It is early in the exploration and development of this play, there is a lack of oil field service infrastructure in the area, and we are still learning how to most efficiently drill, complete, fracture stimulate and produce these wells. Some of our wells have taken considerably longer than expected to drill, and we have had significant cost overruns. All of our wells are operated by others and as a result, we have a limited ability to exercise influence over operations or their associated costs.

We are highly dependant on the lending availability of a single company.

Our $30.0 million Term Loan Agreement and REX’s $50.0 million demand note are with the same private investment firm. Collectively, Contango and REX have borrowed $35.0 million as of May 4, 2007. Should the private investment firm encounter difficulties funding future requested advances, some portion or all of the $45.0 million of capital that remains unfunded may no longer be available. In that case, we would have to seek alternative and possibly more expensive financing, which may or may not be available.

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

We own a 10% limited partnership interest in the Freeport LNG receiving facility that is being constructed in Freeport, Texas. The LNG project received approval from the Federal Energy Regulatory Commission (the “FERC”) in June 2004. On January 11, 2005, Freeport LNG received its authorization to commence construction of the first phase of its terminal from the FERC. Construction of the 1.75 Bcf/d facility commenced on January 17, 2005. Freeport LNG is seeking an additional order from the FERC that would authorize the construction of an expansion that would increase the permitted capacity from its current level of 1.75 Bcf/d up to as much as 4.0 Bcf/d. The LNG receiving facility is subject to development risk such as permitting, cost overruns and delays. Key factors that may affect the completion of the LNG receiving terminal include, but are not limited to: timely issuance of necessary additional permits, licenses and approvals by governmental agencies and third parties; sufficient financing; unanticipated changes in market demand or supply; competition with similar projects; labor disputes; site difficulties; environmental conditions; unforeseen events, such as hurricanes, explosions, fires and product spills; delays in manufacturing and delivery schedules of critical equipment and materials; resistance in the local community; local and general economic conditions; and commercial arrangements for pipelines and related equipment to transport and market LNG.

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

A majority of the Freeport LNG construction costs is being provided by The ConocoPhillips Company. Upon any significant increase in construction costs to complete construction of the receiving facility or upon a call to fund construction of the proposed expansion, we may not have the financial resources to fund our 10% ownership share of construction costs. If we are unable to fund our share of the project costs or if the project is unable to secure third-party project financing, we could lose our investment in the project or be forced to sell our interest in an untimely fashion or on less than favorable terms.

If we default on our Royal Bank of Scotland loan we could lose our 10% investment in the LNG receiving facility in Freeport, Texas.

Our three-year $20.0 million term loan agreement dated April 27, 2006 with The Royal Bank of Scotland plc is secured with the stock of Contango Sundance, Inc. (“Sundance”), our wholly-owned subsidiary. Sundance owns a 10% limited partnership interest in Freeport LNG Development, LP, which owns the Freeport LNG facility. If an event of default occurs under the RBS Facility, we could lose our investment in the Freeport LNG facility.

If REX cannot promptly repay the REX Note upon demand by the lender, REX could lose all of its assets.

The REX Note is payable upon the earlier of a demand by the lender or October 26, 2007 and is secured by substantially all of the assets of REX. If the lender were to demand repayment and REX were unable to access funds for repayment, REX could lose all the collateral securing the REX Note.

Should the Company default on its $30.0 million term loan agreement, we could lose substantially all of our assets.

Our $30.0 million Term Loan Agreement dated January 30, 2007 is due December 31, 2008 and is secured with all of the Company’s assets other than LNG. If an event of default occurs under the Term Loan Agreement, we could lose all the collateral securing the term loan.

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

The proven reserves assigned to our Dutch and Mary Rose discovery in particular have only one producing well bore that as of March 31, 2007, had only 2 months of production history. Reserve assessments based on only one well bore with limited production history are subject to greater risk of downward revision than multiple well bores from a mature producing reservoir.

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

Our common stock is thinly traded.

Contango has approximately 16 million shares of common stock outstanding, held by approximately 120 holders of record. Directors and officers own or have voting control over approximately 3.4 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate and Credit Rating Risks. As of March 31, 2007, we had approximately $2.6 million in cash and cash equivalents. Of this, approximately $1.9 million was held in our operating accounts to be used for general corporate purposes, and approximately $0.7 million was invested in highly liquid AAA-rated tax-exempt money market funds. Our money market funds are highly liquid AAA-rated tax-exempt securities with maturities of 90 days or less. We consider all highly liquid debt instruments having an original maturity of 90 days or less to be cash equivalents.

Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of March 31, 2007, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the nine months ended March 31, 2007, a 10% fluctuation in the prices received for natural gas and oil production would impact our revenues by approximately $0.7 million. It could also lead to impairment of our natural gas and oil properties.

Hedging Activities. Due to the significant volatility in natural gas and crude oil prices and the potential risk of significant hedging losses if NYMEX natural gas or crude oil prices increase significantly while our physical production is constrained or otherwise limited, our policy is to hedge only through the purchase of puts. During the nine month period ended March 31, 2007, we had no commodity hedge activity.

Item 4.	Controls and Procedures

Kenneth R. Peak, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2007. Based upon that evaluation, Mr. Peak concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

Exhibit Number	Description

2.1	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and REX Offshore Corporation, dated as of September 1, 2005. (1)

2.2	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and COE Offshore, LLC dated as of September 1, 2005. (1)

2.3	Purchase and Sale Agreement between Contango STEP, LP and Rosetta Resources Operating LP, dated April 28, 2006 (2)

2.4	Purchase and Sale Agreement between Contango Operators, Inc. and Rosetta Resources Offshore LLC, dated December 14, 2006 (3)

3.1	Certificate of Incorporation of Contango Oil & Gas Company. (4)

3.2	Bylaws of Contango Oil & Gas Company. (4)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (4)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (5)

4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (6)

4.2	Certificate of Designations, Preferences and Relative Rights and Limitations for Series C Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company. (7)

4.3	Certificate of Designations, Preferences and Relative Rights and Limitations for Series D Perpetual Cumulative Convertible Preferred Stock of Contango Oil & Gas Company. (8)

4.4	Securities Purchase Agreement, dated as of July 15, 2005, among Contango Oil & Gas Company and the Purchasers Named Therein. (8)

10.1	Term Loan Agreement between Contango Oil & Gas Company and Centaurus Capital LLC, dated January 30, 2007 (9)

10.2	Form of Pledge Agreement (9)

23.1	Consent of W.D. Von Gonten & Co. †

23.2	Consent of William M. Cobb & Associates, Inc. †

31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
1.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 2, 2005, as filed with the Securities and Exchange Commission on September 8, 2005.
2.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended March 31, 2006, dated May 15, 2006, as filed with the Securities and Exchange Commission.
3.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 14, 2006, as filed with the Securities and Exchange Commission on December 20, 2006.
4.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
5.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
6.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
7.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 12, 2003, as filed with the Securities and Exchange Commission on December 17, 2003.
8.	Filed as an exhibit to the Company’s Registration Statement filed on Form S-3 as filed with the Securities and Exchange Commission on August 2, 2005.
9.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 30, 2007, as filed with the Securities and Exchange Commission on February 5, 2007.

10. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: May 9, 2007	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

	By:	/s/ LESIA BAUTINA
Date: May 9, 2007		Lesia Bautina Senior Vice President and Controller
(Principal Accounting Officer)