Form 10-K/A
period 2006-06-30
CONTANGO OIL & GAS CO
filed 2007-08-10
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

(Mark One)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity at the close of business on December 31, 2005, was $133,853,434. As of August 31, 2006, there were 15,015,835 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Contango Oil & Gas Company (the “Company”, “Contango”, “we”, “our”, “us”) is hereby amending its previously filed Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (the “Original Filing”). This Amendment No. 1 (the “Amendment”) is being filed solely to amend the following items:

•

“Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” has been revised to replace the discussion in the Original Report that was based on activity of continuing and discontinued operations combined, which was presented without differentiation and was inconsistent with the financial statement presentation. The new discussion focuses on continuing operations apart from discontinued operations in accordance with generally accepted accounting principles (“GAAP”) and the provisions of Item 303(a) of Regulation S-K, and addresses the judgment and estimation attributes of our critical accounting policies;

•

“Footnote No. 2 to the Consolidated Financial Statements – Summary of Significant Accounting Policies, Principles of Consolidation,” has been revised to more clearly explain the consolidation policy of our non-wholly owned subsidiaries;

•

“Footnote No. 9 to the Consolidated Financial Statements – Contango Venture Capital Corporation,” has been revised to more clearly describe the accounting method applied to our alternative energy investments.

Other than as specified above, this Amendment does not modify or affect the financial statements in the Original Filing. As a result of this Amendment, the certifications filed as Exhibit 31.1 and Exhibit 32.1 have been re-executed as of the date of this Amendment. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update the disclosures therein in any way other than as described above. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the complete text of each affected item, as amended, is included herein. Unaffected items have not been repeated in this Amendment.

PART II

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

As stated in the Explanatory Note above, we are revising the Results of Operations below to focus only on continuing operations, rather than combining continuing operations with the results of our discontinued operations. In addition to the changes in the narratives, the tabular information shown has also been revised to be consistent with our GAAP-based financial statements. We have also added a discontinued operations subsection near the end of our Results of Operations narrative to briefly discuss the activity in our financial statements that is associated with the discontinued operations. The Capital Sources and Liquidity section has also been revised to replace our non-GAAP measures of “cash inflow” and “cash outflow” with GAAP measures of cash flow for operating, investing and financing activities.

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

Revenues. All of our revenues are from the sale of our natural gas and oil production. Our revenues may vary significantly from year to year depending on changes in commodity prices, which fluctuate widely, and production volumes. Our production volumes are subject to wide swings as a result of new discoveries and ongoing geological declines.

The table below sets forth revenue and production data for continuing operations for the fiscal years ended June 30, 2006, 2005 and 2004.

	Year ended June 30,			Year ended June 30,
	2006	2005	%	2005	2004	%
	($000)			($000)
Revenues:
Natural gas and oil sales	$920	$1,089	-16%	$1,089	$107	918%
Gain from hedging activities	—	—	0%	—	58	-100%

Total revenues	$920	$1,089		$1,089	$165

Production:
Natural gas (million cubic feet)	91	71	28%	71	8	788%
Oil and condensate (thousand barrels)	4	8	-50%	8	2	300%
Total (million cubic feet equivalent)	115	119	-3%	119	20	495%

Natural gas (thousand cubic feet per day)	249	195	28%	195	22	786%
Oil and condensate (barrels per day)	11	22	-50%	22	5	340%
Total (thousand cubic feet per day equivalent)	315	327	-4%	327	52	529%

Average Sales Price:
Natural gas (per thousand cubic feet)	$7.15	$8.40	-15%	$8.40	$5.29	59%
Oil and condensate (per barrel)	$61.53	$58.93	4%	$58.93	$29.21	102%

Operating expenses	$13	$20	-35%	$20	$90	-78%
Exploration expenses	$8,202	$5,870	40%	$5,870	$6,365	-8%
Depreciation, depletion and amortization	$233	$352	-34%	$352	$41	759%
Impairment of natural gas and oil properties	$708	$237	199%	$237	$43	451%
General and administrative expenses	$4,761	$3,571	33%	$3,571	$2,696	32%
Interest expense, net of interest capitalized	$54	$71	-24%	$71	$362	-80%
Interest income	$826	$432	91%	$432	$38	1037%
Gain on sale of marketable securities	$—	$—	0%	$—	$710	-100%
Gain on sale of assets and other	$250	$705	-65%	$705	$6,188	-89%

Natural Gas and Oil Sales. We reported natural gas and oil sales of approximately $0.9 million for the year ended June 30, 2006, down from approximately $1.1 million reported for the year ended June 30, 2005. The slight decrease mainly reflects normal production declines and a decrease in the average price received for natural gas, partially offset by an increase in the average price received for our oil production and newly added reserves and production from our Arkansas Fayetteville Shale play that recently began producing.

We reported natural gas and oil sales of approximately $1.1 million for the year ended June 30, 2005, up from approximately $0.1 million reported for the year ended June 30, 2004. This increase reflects mainly added production from newly added reserves and production from our partially owned subsidiaries, REX and COE, along with an increase in average prices received for our natural gas and oil production.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the year ended June 30, 2006 was approximately 249 Mcf/d, up from approximately 195 Mcf/d for the year ended June 30, 2005. Net oil production for the period was down from 22 barrels of oil per day to 11 barrels of oil per day. The increase in natural gas production was primarily the result of additional production from our Arkansas Fayetteville Shale play. The decrease in oil and condensate production is mainly attributable to normal production declines. For the year ended June 30, 2006, prices for natural gas and oil were $7.15 per Mcf and $61.53 per barrel, compared to $8.40 per Mcf and $58.93 per barrel for the year ended June 30, 2005.

For the year ended June 30, 2005, our net natural gas production was approximately 195 Mcf/d, up from approximately 22 Mcf/d for the year ended June 30, 2004. Net oil production for the period was up from 5 barrels of oil per day to 22 barrels of oil per day. These increases were primarily due to added production from newly added reserves and production from our partially owned subsidiaries, REX and COE. For the year ended June 30, 2005, prices for natural gas and oil were $8.40 per Mcf and $58.93 per barrel, up from $5.29 per Mcf and $29.21 per barrel for the year ended June 30, 2004.

Gain (loss) from Hedging Activities. The Company did not engage in any hedging activity for the fiscal years ended June 30, 2006 and 2005. We reported a gain from hedging activities for the year ended June 30, 2004 of $58,171.

Operating Expenses. Operating expenses for the year ended June 30, 2006 were $13,350 which relate to continuing operations from our offshore activities and the Arkansas Fayetteville Shale play.

Operating expenses for the year ended June 30, 2005 and June 30, 2004 were $19,683 and $90,336, respectively, which related to continuing operations from our offshore activities.

Exploration Expense. We reported approximately $8.2 million of exploration expenses for the year ended June 30, 2006. Of this amount, approximately $1.2 million was related to unsuccessful wells drilled during the period, approximately $5.9 million was related to unsuccessful wells drilled in the Gulf of Mexico during the period, approximately $0.5 million was attributable to the cost to acquire and reprocess 3-D seismic data both onshore along the Gulf Coast and offshore in the Gulf of Mexico, approximately $0.6 million was attributable to the cost of delay rentals.

We reported approximately $5.9 million of exploration expenses for the year ended June 30, 2005. Of this amount, approximately $3.1 million was related to unsuccessful wells drilled in south Texas, approximately $0.8 million was related to unsuccessful wells drilled in the Gulf of Mexico during the period, approximately $1.6 million was attributable to the cost to acquire and reprocess 3-D seismic data both onshore along the Gulf Coast and offshore in the Gulf of Mexico, and $0.4 million was attributable to the cost of delay rentals.

We reported approximately $6.4 million of exploration expenses for the year ended June 30, 2004. Of this amount, approximately $0.1 million was attributable to dry holes drilled in south Texas, approximately $2.7 million was attributable to seismic costs and delay rentals associated with activities onshore in south Texas and approximately $3.6 million was attributable to seismic costs and delay rentals associated with activities offshore in the Gulf of Mexico.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the year ended June 30, 2006 was approximately $0.2 million. For the year ended June 30, 2005, we recorded approximately $0.4 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily the result of normal production declines.

Depreciation, depletion and amortization for the fiscal years ended June 30, 2005 and 2004 were $352,114 and $40,807, respectively. This increase was primarily attributable to added production from newly added reserves and production from COE.

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

Impairment expense for the year ended June 30, 2004 was approximately $43,000 which related to impairment of properties held by REX and MOE.

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

General and administrative expenses for the year ended June 30, 2004 were approximately $2.7 million. Major components included approximately $0.7 million in salaries and benefits, $0.5 million of legal, accounting, engineering and other professional fees, $0.4 million of office administration and $0.3 million of insurance costs. Also included in total general and administrative expenses for the year ended June 30, 2004 was approximately $0.3 million related to the cost of expensing stock options, $0.2 million related to our Gulf of Mexico exploration activities, $0.1 million for compensation expense to our board of directors and $0.2 million in other expenses.

Interest Expense. Interest expense for the fiscal years ended June 30, 2006, 2005 and 2004 were approximately $54,488, $71,506, and $362,127, respectively. The higher level of interest expense for fiscal year 2004 was attributable to a higher level of bank debt outstanding during such period. The lower levels of interest expense in fiscal years 2005 and 2006 were attributable to the Company retiring all of its long term debt in the second quarter of fiscal year 2005. Interest of $149,365 was capitalized for unevaluated property for the fiscal year ended June 30, 2006.

Interest Income. Interest income for the fiscal years ended June 30, 2006, 2005 and 2004 were approximately $0.8 million, $0.4 million and $38,182, respectively. The higher level of interest income for fiscal year 2005 was attributable to six months of interest earned on the proceeds from the sale of our south Texas natural gas and oil interests to Edge Petroleum in December 2004. The even higher level of interest income in fiscal year 2006 was attributable to 12 months of interest on the remaining proceeds from the sale of our south Texas natural gas and oil interest to Edge Petroleum, plus interest earned on the proceeds from property sales effective February 1, 2006 and April 1, 2006.

Gain on Sale of Assets and Other. We reported a gain on sale of assets and other of approximately $0.3 million for the year ended June 30, 2006, which represents other income recognized by our partially-owned subsidiary, COE.

We reported gain on sale of assets and other of approximately $0.7 million for the year ended June 30, 2005, which represented a $0.8 million unrealized gain recorded as a result of a mark-to-market increase in the value of our alternative energy investments, offset by approximately $0.1 million in operating losses related to our alternative energy investments.

For the year ended June 30, 2004, we reported an approximate $6.2 million gain on the sale of assets and other. In December 2003, Contango and its 42.7%-owned subsidiary, REX, sold their producing Gulf of Mexico leases for approximately $12.0 million. As a result of this sale, Contango recorded a gain of approximately $6.2 million as of June 30, 2004. Properties included in the sale were Eugene Island 110, Grand Isle 28 and High Island 25-L. Because the interests sold were unearned back-in working interests, Contango had no proved reserves attributable to the properties sold.

Discontinued Operations. The table and discussions above, along with our financial statements, discuss only continuing operations. Not reflected are the Company’s sold producing properties which generated 84.1%, 93.3% and 99.6% of combined revenues for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Please see Note 3 – Sale of Properties – Discontinued Operations, for a discussion of our discontinued operations.

Capital Resources and Liquidity

The Company, since its inception in September 1999, has raised $80.0 million in proceeds from seven separate property sales, and views periodic reserve sales as an opportunity to capture value, reduce reserve and price risk, in addition to being a source of funds for potentially higher rate of return natural gas and oil exploration investments. We believe these periodic natural gas and oil property sales are an efficient strategy to meet our cash and liquidity needs by providing us with immediate cash, which would otherwise take years to realize through the production lives of the fields sold. We have in the past and expect to in the future to continue to rely heavily on the sales of assets to generate cash to fund our exploration investments and operations.

These sales bring forward future revenues and cash flows, but our longer term liquidity could be impaired to the extent our exploration efforts are not successful in generating new discoveries, production, revenues and cash flows. Additionally, our longer term liquidity could be impaired due to the decrease in our inventory of producing properties that could be sold in future periods. Further, as a result of these property sales the Company’s ability to collateralize bank borrowings is reduced which increases our dependence on more expensive mezzanine debt and potential equity sales. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations.

The table below sets forth the proceeds received from property sales in each of the fiscal years ended June 30, 2004, 2005 and 2006, the impact of these sales on our developed reserve quantities, and a measure of our developed reserves held at the end of each such fiscal year. Please see the reserve activity reported in the Supplemental Oil and Gas Disclosures on pages F-28 and F-29 for a more detailed discussion regarding our standardized measure.

Fiscal Year of Property Sale	Proceeds Received	Reserves Sold (Mmcfe)	Reserves at end of Fiscal Year (Mmcfe)	Standardized Measure of Discounted Future Net Cash Flows at end of Fiscal Year
2004	$7,766,379	1,322	17,415	$44,978,752
2005	40,131,428	16,015	1,373	5,250,600
2006	12,892,916	2,294	3,430	7,734,106

For fiscal year 2006, the Company realized $8.3 million in operating cash flows from discontinued operations, $9.9 million in investing cash flows from discontinued operations and $1.6 million in financing cash flows from discontinued operations.

Operating Activities. Our operating activities provided approximately $9.5 million in cash for the year ended June 30, 2006 compared to $4.9 million for the same period in 2005. The increase in cash from operating activities is primarily attributable to increased production as we redeployed the money raised in our December 2004 property sale to Edge Petroleum Corporation (“Edge”) to drill and develop new onshore wells.

Our operating activities provided approximately $4.9 million in cash for the year ended June 30, 2005 compared to $13.1 million for the same period in 2004. This decrease in cash from operating activities is primarily attributable to the sale of approximately 16 billion cubic feet equivalent of proven reserves to Edge in December 2004.

Investing Activities. Cash flows used in investing activities for the year ended June 30, 2006 were approximately $23.7 million, compared to cash flows provided by investing activities for the year ended June 30, 2005 of approximately $4.2 million. This increase in capital expenditures is primarily attributable to investing $34.1 million in natural gas and oil properties with funds received from our sale to Edge in December 2004, slightly offset by selling approximately $7.0 million of short-term investments. Additionally, we invested $2.4 million in our Freeport LNG project and alternative energy companies, and $8.5 million on acquiring additional offshore interests and ownership interests in REX and COE.

Cash flows provided by investing activities for the year ended June 30, 2005 were approximately $4.3 million, compared to cash flows used in investing activities for the year ended June 30, 2004 of approximately $4.9 million. This increase in cash flow is primarily attributable to the $40.1 million received from our sale of natural gas and oil properties to Edge in December 2004, partially offset by purchasing $25.5 million of short-term investments.

Financing Activities. Cash flows provided by financing activities for the year ended June 30, 2006 were approximately $20.5 million, compared to cash flows used in financing activities for the year ended June 30, 2005 of approximately $5.6 million. This increase in cash flow is primarily attributable to borrowing $10.0 million of long term debt and raising approximately $9.6 million from the issuance of our Series D convertible preferred equity securities, net of issuance costs.

Cash flows used in financing activities for the year ended June 30, 2005 were approximately $5.6 million compared to $8.1 million for the same period in 2004. The decrease in expenditures is primarily attributable to repaying approximately $9.3 million of debt in 2005, compared to $37.5 million in 2004. The repayments were slightly offset by borrowing $2.2 million of long term debt in 2005, compared to $22.2 million in 2004.

Capital Budget. For fiscal year 2007, our capital expenditure budget calls for us to invest a total of $58.3 million, as we anticipate significantly increasing our capital commitment for developing our Arkansas Fayetteville Shale play, drilling our Eugene Island 10 (“Dutch”) exploration well, and bringing our Grand Isle 72 (“Liberty”) discovery to production.

Of the $58.3 million fiscal year 2007 capital expenditure budget, $13.0 million is anticipated to be invested in offshore activities. Our budget calls for us to invest approximately $2.2 million for production and pipeline facilities for developing Grand Isle 72, approximately $3.7 million for our share of the dry hole drilling costs for Eugene Island 10, our “Dutch” prospect, approximately $3.6 million for our share of the drilling and casing costs for Grand Isle 70, our “Red Queen” discovery, and $3.5 million in projected future exploration costs, seismic and delay rentals. We have not yet identified the offshore prospects we intend to drill during the remainder of fiscal year 2007, but in the event we have exploration success at our Dutch prospect, our capital budget will be significantly increased as we will incur additional costs to complete the well and pay for production facilities in addition to follow-on development wells. In addition, depending on how we choose to develop our Grand Isle 70 discovery, our capital budget could be further increased.

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

Off Balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes our known contractual obligations as of June 30, 2006:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$10,000,000	$—	$10,000,000	—	$—
Operating leases	72,954	51,219	21,735	—	—

Total	$10,072,954	$51,219	$10,021,735	$—	$—

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

The hydrocarbon borrowing base under the Guaranty Bank facility is subject to semi-annual redetermination based primarily on the value of our proved reserves. The credit facility requires the maintenance of certain ratios, including those related to working capital and debt service coverage, as defined in the credit agreements. Additionally, the credit agreement contains certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell assets, pay dividends and reacquire or otherwise acquire or redeem capital stock. Failure to maintain required financial ratios or comply with the credit facility’s covenants can result in a default and acceleration of all indebtedness under the credit facility and the inability to borrow under the facility. As of June 30, 2006, the Company was in compliance with its financial covenants, ratios and other provisions of its credit facility.

Application of Critical Accounting Policies and Management’s Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K. We have identified below the policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to oil and gas reserve estimates, on a periodic basis and bases its estimates on historical experience, independent third party reservoir engineers and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s financial statements:

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

Reserve Estimates. The Company’s estimates of oil and gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s oil and gas properties and/or the rate of depletion of such oil and gas properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at June 30, 2006 of 1% would not have a material effect on DD&A expense.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Contango Oil & Gas Company and subsidiaries’ internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 8, 2006 expressed an unqualified opinion on management’s assertion of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(7,726,173)	$(5,146,859)	$(1,564,057)
Plus income from discontinued operations, net of income taxes	7,519,210	17,564,795	9,264,406

Net income (loss)	(206,963)	12,417,936	7,700,349
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,199,436	2,815,982	6,989,428
Impairment of natural gas and oil properties	707,523	236,537	42,995
Exploration expenditures	8,221,045	4,875,506	6,073,120
Deferred income taxes	7,139	(3,273,922)	(533,605)
Gain on sale of assets and other	(7,232,351)	(16,993,441)	(7,882,026)
Unrealized hedging gain	—	—	(58,171)
Stock-based compensation	856,412	385,193	339,005
Tax benefit from exercise of stock options	(359,772)	591,226	86,778
Changes in operating assets and liabilities:
Decrease in accounts receivable and other	947,586	3,341,701	1,272,822
Increase in prepaid insurance	(20,640)	(10,498)	(22,301)
Increase in inventory	(194,825)	—	—
Increase (decrease) in accounts payable and advances from joint owners	6,219,698	(165,032)	(391,551)
Increase (decrease) in other accrued liabilities	792,025	(731,004)	11,652
(Decrease) increase in income taxes payable	(1,398,776)	1,417,790	(493,554)
Other	(64,921)	550	(15,218)

Net cash provided by operating activities	9,472,616	4,908,524	13,119,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(34,093,358)	(9,091,333)	(12,150,210)
Natural gas and oil exploration and development reimbursements, net of additions	—	1,461,053	—
Decrease (increase) in net investment in affiliates	288,840	(287,902)	5,295
Investment in Freeport LNG Project	(236,834)	(673,418)	(1,483,333)
Sale (purchase) of short-term investments, net	7,027,542	(25,499,869)	—
Additions to furniture and equipment	(20,425)	(16,412)	(58,120)
Decrease (increase) in advances to operators	1,137,056	(509,662)	157,350
Investment in Contango Venture Capital Corporation	(2,156,447)	(1,023,668)	(500,000)
Purchase of marketable equity securities	—	—	(375,000)
Proceeds from sales of marketable equity securities	—	—	1,761,822
Acquisition of overriding royalty interests	(1,000,000)	—	—
Acquisition of Republic Exploration LLC and Contango Offshore Exploration LLC interests	(7,500,000)	—	—
Sale/Acquisition costs	(7,170)	(168,686)	(5,281)
Proceeds from the sale of assets	12,892,916	40,131,428	7,766,379

Net cash provided (used) by investing activities	(23,667,880)	4,321,531	(4,881,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	10,000,000	2,200,000	22,229,028
Repayments under credit facility	—	(9,289,000)	(37,490,028)
Proceeds from preferred equity issuances, net of issuance costs	9,616,438	—	7,554,614
Preferred stock dividends	(601,000)	(420,000)	(620,000)
Repurchase/cancellation of stock options and warrants	—	—	(757,498)
Proceeds from exercise of options and warrants	1,535,880	1,888,167	1,075,769
Tax benefit from exercise of stock options	359,772	—	—
Debt issue costs	(426,651)	(20,200)	(52,999)

Net cash provided (used) in financing activities	20,484,439	(5,641,033)	(8,061,114)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,289,175	3,589,022	177,511
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,985,775	396,753	219,242

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,274,950	$3,985,775	$396,753

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$1,045,816	$7,974,387	$4,781,239

Cash paid for interest	$125,582	$83,696	$386,743

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2003	7,500	$300	9,296,076	$473,399	$21,803,090	$(6,180,000)	$4,640,725	$20,737,514
Exercise of stock options and warrants	—	—	518,750	20,750	1,055,019	—	—	1,075,769
Tax benefit from exercise of stock options	—	—	—	—	86,778	—	—	86,778
Expense of stock options	—	—	—	—	339,005	—	—	339,005
Cashless exercise of stock options and warrants	—	—	359,510	15,824	(15,824)	—	—	—
Repurchase/cancellation of stock options and warrants	—	—	—	—	(757,498)	—	—	(757,498)
Conversion of Series A preferred stock and Series B preferred stock to common stock	(7,500)	(300)	2,136,364	85,455	(85,155)	—	—	—
Issuance of Series C preferred stock	1,600	64	—	—	7,554,550	—	—	7,554,614
Net income	—	—	—	—	—	—	7,700,349	7,700,349
Preferred stock dividends	—	—	—	—	—	—	(620,000)	(620,000)

Balance at June 30, 2004	1,600	$64	12,310,700	$595,428	$29,979,965	$(6,180,000)	$11,721,074	$36,116,531

Exercise of stock options and warrants	—	—	747,584	29,902	1,858,265	—	—	1,888,167
Tax benefit from exercise of stock options	—	—	—	—	591,226	—	—	591,226
Cashless exercise of stock options and warrants	—	—	197,859	7,913	(7,913)	—	—	—
Partial conversion of Series C preferred stock to common stock	(200)	(8)	166,666	6,667	(6,659)	—	—	—
Expense of stock options	—	—	—	—	385,193	—	—	385,193
Net income	—	—	—	—	—	—	12,417,936	12,417,936
Preferred stock dividends	—	—	—	—	—	—	(420,000)	(420,000)

Balance at June 30, 2005	1,400	$56	13,422,809	$639,910	$32,800,077	$(6,180,000)	$23,719,010	$50,979,053

Exercise of stock options and warrants	—	—	406,500	16,260	1,519,620	—	—	1,535,880
Tax benefit from exercise of stock options	—	—	—	—	359,772	—	—	359,772
Cashless exercise of stock options	—	—	3,114	125	(125)	—	—	—
Conversion of Series C preferred stock to common stock	(1,400)	(56)	1,166,662	46,666	(46,610)	—	—	—
Issuance of Series D preferred stock	2,000	80	—	—	9,616,358	—	—	9,616,438
Expense of stock options	—	—	—	—	856,412	—	—	856,412
Net loss	—	—	—	—	—	—	(206,963)	(206,963)
Preferred stock dividends	—	—	—	—	—	—	(601,000)	(601,000)

Balance at June 30, 2006	2,000	$80	14,999,085	$702,961	$45,105,504	$(6,180,000)	$22,911,047	$62,539,592

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

Upon the formation of REX and MOE, Contango was the only owner that contributed cash, and under the terms of the respective limited liability company agreements, was entitled to all of the ventures’ assets and liabilities until the ventures expended all of the Company’s initial cash contribution. The Company therefore consolidated 100% of the ventures’ net assets and results of operations. During the quarter ended December 31, 2002, both REX and MOE completed exploration activities to fully expend the Company’s initial cash contribution, thereby enabling each owner to share in the net assets of the venture based on their stated ownership percentages. Commencing with the quarter ended December 31, 2002, the Company began consolidating 33.3% and 50.0% of the net assets and results of operations of REX and MOE, respectively. The reduction of our ownership in the net assets of REX and MOE resulted in a non-cash exploration expense of approximately $4.2 million and $0.2 million, respectively. The other owners of REX contributed seismic data and related geological and geophysical services, while the other owner of MOE contributed geological and geophysical services in exchange for its ownership interest.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Upon the formation of COE, Contango was the only owner that contributed cash, but by agreement, the owners in COE immediately shared in the net assets of COE, including the Company’s initial cash contribution, based on their stated ownership percentages. The Company therefore consolidated 66.6% of the venture’s net assets and results of operations. The other owner of COE contributed geological and geophysical services in exchange for its ownership interest.

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

3. Sale of Properties – Discontinued Operations

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

As of June 30, 2006, CVCC owns 25% of the Fund. The Fund currently holds a direct investment in two alternative energy companies – Protonex Technology Corporation (“Protonex”) and Jadoo Power Systems (“Jadoo”). We account for our investment in the Fund under the equity method. The Fund, however, accounts for its investment in Protonex in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and accounts for its investment in Jadoo at fair value in accordance with the AICPA Audit and Accounting Guide, “Investment Companies”. CCPM is the general partner of the Fund.

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

The hydrocarbon borrowing base under the Guaranty Bank facility is subject to semi-annual redetermination based primarily on the value of our proved reserves. The credit facility requires the maintenance of certain ratios, including those related to working capital and debt service coverage, as defined in the credit agreements. Additionally, the credit agreements contain certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell assets, pay dividends and reacquire or otherwise acquire or redeem capital stock. Failure to maintain required financial ratios or comply with the credit facility’s covenants can result in a default and acceleration of all indebtedness under the credit facility and the inability to borrow under the facility. As of June 30, 2006, the Company was in compliance with its financial covenants, ratios and other provisions of its credit facility.

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

CONTANGO OIL & GAS COMPANY

/s/ KENNETH R. PEAK	/s/ LESIA BAUTINA
Kenneth R. Peak	Lesia Bautina
Chairman, Chief Executive Officer and Chief Financial Officer	Senior Vice President and Controller
(principal executive officer and principal financial officer)	(principal accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.