Form 10-Q/A
period 2007-03-31
CONTANGO OIL & GAS CO
filed 2007-08-10
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

Contango Oil & Gas Company (the “Company”, “Contango”, “we”, “our”, “us”) is hereby amending its previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “Original Filing”). This Amendment No. 1 (the “Amendment”) is being filed solely to amend the following items:

•

“Footnote No. 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies, Principles of Consolidation,” has been revised to more clearly explain the consolidation policy of our non-wholly owned subsidiaries; and

•

“Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” revised to replace the discussion in the Original Filing that was based on activity of continuing and discontinued operations combined, which was presented without differentiation and was inconsistent with the financial statement presentation. The revised discussion focuses on continuing operations apart from discontinued operations in accordance with generally accepted accounting principles (“GAAP”) and the provisions of Item 303(a) of Regulation S-K. Since we did not have any newly discontinued operations for the nine months ended March 31, 2007, the revisions restate the analysis comparing our more recent activity to that of the corresponding periods of the prior year. Additionally, we are providing expanded disclosures of Management’s Discussion and Analysis covering the first and second quarters of the fiscal year ended June 30, 2007 for the same reason, rather than amending the earlier interim reports for such periods.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Net Income (Loss) Per Common Share

A reconciliation of the components of basic and diluted net income (loss) per share of common stock is presented in the tables below.

	Three Months Ended March 31, 2007				Three Months Ended March 31, 2006
	Income	Weighted Average Shares		Per Share	Income (Loss)	Weighted Average Shares		Per Share
Income (loss) from continuing operations including preferred dividends	$156,490	15,759,324		$0.01	$(1,005,543)	14,865,965		$(0.07)
Discontinued operations, net of income taxes	$—	—		$—	$1,754,965	14,865,965		$0.12

Basic Earnings per Share:
Net income (loss) attributable to common stock	$156,490	15,759,324		$0.01	$749,422	14,865,965		$0.05

Effect of Potential Dilutive Securities:
Stock options	—	308,830			—	(a	)
Series D preferred stock	(a )	(a	)		(a )	(a	)

Income (loss) from continuing operations including preferred dividends	$156,490	16,068,154		$0.01	$(1,005,543)	14,865,965		$(0.07)
Discontinued operations, net of income taxes	$—	—		$—	$1,754,965	14,865,965		$0.12

Diluted Earnings per Share:
Net income attributable to common stock	$156,490	16,068,154		$0.01	$749,422	14,865,965		$0.05

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as income from continuing operations was in a loss position for the period	$—			$—	$—	952,000		$7.87
Series D preferred stock	$22,222	140,740		$0.16	$150,000	833,333		$0.18
(a) Anti-dilutive.

	Nine Months Ended March 31, 2007				Nine Months Ended March 31, 2006
	Loss	Weighted Average Shares		Per Share	Income (Loss)	Weighted Average Shares		Per Share
Loss from continuing operations including preferred dividends	$(2,708,727)	15,262,085		$(0.18)	$(2,591,247)	14,675,586		$(0.18)
Discontinued operations, net of income taxes	—	—		$—	3,032,583	14,675,586		0.21

Basic Earnings per Share:
Net income (loss) attributable to common stock	$(2,708,727)	15,262,085		$(0.18)	$441,336	14,675,586		$0.03

Effect of Potential Dilutive Securities:
Stock options	—	(a	)		—	(a	)
Series D preferred stock	(a )	(a	)		(a )	(a	)

Loss from continuing operations including preferred dividends	$(2,708,727)	15,262,085		$(0.18)	$(2,591,247)	14,675,586		$(0.18)
Discontinued operations, net of income taxes	—	—		—	3,032,583	14,675,586		0.21

Diluted Earnings per Share:
Net loss attributable to common stock	$(2,708,727)	15,262,085		$(0.18)	$441,336	14,675,586		$0.03

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as income from continuing operations was in a loss position for the period	$—			$—	$—	952,000		$7.87
Series C preferred stock (converted during the period)	$—	—		$—	$21,000	1,166,667		$0.02
Series D preferred stock	$314,722	833,330		$0.38	$430,000	791,667		$0.54

(a)	Anti-dilutive.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 9, 2007, the Company borrowed an additional $5.0 million under the Term Loan Agreement. The Company’s total debt obligation under the Term Loan Agreement was $15.0 million as of May 4, 2007.

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

In April 2007, we spud our Dutch #3 exploratory well at Eugene Island 10. We expect to spud our fourth well, the Mary Rose #1, on Louisiana state acreage, upon completion of our Dutch #3 well later this summer. The Dutch #3 and the Mary Rose #1 are planned to flow into a platform currently under construction. The platform will have a capacity of 160 MMcfe/d, and is expected to be delivered in fall 2007, at an anticipated 8/8ths cost of $25.0 million. We anticipate it will take between 7 to 9 wells to fully develop our Dutch and Mary Rose discovery.

Our Dutch #3 well is expected to cost approximately $25.0 million to drill, complete and hookup. COI has a 16.0% WI and REX has a 56.9% WI in Dutch #3. The working interest to Contango, as a whole, is approximately 40.3%. The net revenue interests to COI and REX are approximately 14.7% and 52.1%, respectively, with MMS deep gas royalty relief on the first 15 Bcf of gas produced from the entire field. Once the royalty relief has expired, COI and REX have a net revenue interest of 12.1% and 42.8%, respectively. Our Mary Rose #1 well is expected to cost approximately $30.0 million, to drill, complete and hookup. COI has a 15.7% WI and REX has a 55.7% WI in Mary Rose #1. The working interest to Contango, as a whole, is approximately 39.6%. The net revenue interests to COI and REX are approximately 11.3% and 39.9%, respectively.

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

Farmed-Out Properties. The following table sets forth the working interests and net revenue interests owned by Contango and related entities in the Gulf of Mexico which have been farmed out as of May 4, 2007:

Area/Block	WI		NRI		Status
Republic Exploration LLC:
Vermilion 154		(2)		(2)	Drilling expected by summer 2008
Vermillion 73		(3)		(3)	Determined to be a dry hole
South Marsh Island 247		(4)		(4)	No drilling date has been determined yet

Contango Offshore Exploration LLC:
Main Pass 221	—		—		Determined to be a dry hole
East Breaks 369	—		—		Determined to be a dry hole
East Breaks 370		(5)		(5)	No drilling date has been determined yet
Vermilion 154		(2)		(2)	Drilling expected by summer 2008

(2)	REX and COE will split a 25% back-in WI after payout.
(3)	Record title interest in lease has been assigned to a third party. REX is in negotiations to change terms to a 1.5% ORRI plus a 5% WI after payout.
(4)	Record title interest in lease has been assigned to a third party. REX has reserved a 5% of 8/8ths ORRI before payout.
(5)	Farmee has until September 1, 2008 to decide if East Breaks 370 will be drilled. COE will receive a 3.67% ORRI before project payout and a 6.67% ORRI after project payout.

Leases. The following table sets forth the working interests owned by Contango and related entities in the Gulf of Mexico as of May 4, 2007:

Area/Block	WI		Lease Date
Contango Operators, Inc.:
West Cameron 174	10.0%		Jul-03
Grand Isle 63	25.0%		May-04
Grand Isle 73	25.0%		May-04
West Delta 43	35.0%		May-04
S-L 18640 (LA)	15.7%		Jul-05
S-L 18860 (LA)	15.7%		Jan-06
Ship Shoal 14	37.5%		May-06
Ship Shoal 25	37.5%		May-06
South Marsh Island 57	37.5%		May-06
South Marsh Island 59	37.5%		May-06
South Marsh Island 75	37.5%		May-06
South Marsh Island 282	37.5%		May-06
Grand Isle 70	3.65%		Jun-06
West Delta 77	25.0%		Jun-06
Vermilion 194 Eugene Island 10 S-L 19261 (LA) S-L 19266 (LA)	37.5 18.3 15.7 15.7	% % % %	Jul-06 Nov-06 Feb-07 Feb-07

Area/Block	WI		Lease Date
Republic Exploration LLC:
West Cameron 174	90.0%		Jul-03
High Island 113	100.0%		Oct-03
South Timbalier 191	50.0%		May-04
Vermilion 36	100.0%		May-04
Vermilion 109	100.0%		May-04
Vermilion 134	100.0%		May-04
West Cameron 179	100.0%		May-04
West Cameron 185	100.0%		May-04
West Cameron 200	100.0%		May-04
West Delta 18	100.0%		May-04
West Delta 33	100.0%		May-04
West Delta 34	100.0%		May-04
West Delta 43	30.0%		May-04
Ship Shoal 220	50.0%		Jun-04
South Timbalier 240	50.0%		Jun-04
West Cameron 133	100.0%		Jun-04
West Cameron 80	100.0%		Jun-04
West Cameron 167	100.0%		Jun-04
Eugene Island 76	0%		Jul-04
Vermilion 130	100.0%		Jul-04
West Cameron 107	100.0%		May-05
Eugene Island 168	50.0%		Jun-05
S-L 18640 (LA)	55.7%		Jul-05
S-L 18860 (LA)	55.7%		Jan-06
High Island A243	75.0%		Jan-06
South Marsh Island 57	50.0%		May-06
South Marsh Island 59	50.0%		May-06
South Marsh Island 75	50.0%		May-06
South Marsh Island 282	50.0%		May-06
Ship Shoal 14	50.0%		May-06
Ship Shoal 25	50.0%		May-06
West Delta 77	50.0%		Jun-06
Vermilion 194	50.0%		Jul-06
High Island A196	100.0%		Oct-06
High Island A197 High Island A198	100.0 100.0	% %	Oct-06 Oct-06
Eugene Island 10 S-L 19261 (LA) S-L 19266 (LA)	65.0 55.7 55.7	% % %	Nov-06 Feb-07 Feb-07

Area/Block	WI	Lease Date
Contango Offshore Exploration LLC:
Viosca Knoll 167	100.0%	May-03
Vermilion 231	100.0%	May-03
Viosca Knoll 161	33.3%	Jul-03
Eugene Island 209	100.0%	Jul-03
High Island A16	100.0%	Dec-03
East Breaks 283	100.0%	Dec-03
South Timbalier 191	50.0%	May-04
Grand Isle 63	50.0%	May-04
Grand Isle 72	50.0%	May-04
Grand Isle 73	50.0%	May-04
Ship Shoal 220	50.0%	Jun-04
South Timbalier 240	50.0%	Jun-04
Viosca Knoll 118	33.3%	Jun-04
Viosca Knoll 475	100.0%	May-05
Eugene Island 168	50.0%	Jun-05
East Breaks 366	100.0%	Nov-05
East Breaks 410	100.0%	Nov-05
East Breaks 167	75.0%	Dec-05
High Island A311	75.0%	Dec-05
East Breaks 166	75.0%	Jan-06
High Island A342	75.0%	Jan-06
Ship Shoal 263	75.0%	Jun-06
Grand Isle 70	52.6%	Jun-06
Viosca Knoll 119	50.0%	Jun-06
Viosca Knoll 383	100.0%	Jun-06

Area/Block	WI	Lease Date
Magnolia Offshore Exploration LLC:
Viosca Knoll 161	16.7%	Jul-03
Viosca Knoll 118	16.7%	Jun-04
Viosca Knoll 211	100.0%	Jul-04

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

MD&A Summary Data – Current Period

The table below sets forth revenue, expense and production data for continuing operations for the three and nine months ended March 31, 2007 and 2006. As stated in the Explanatory Note above, the tabular information below as well as the following narratives have been revised to focus only on continuing operations, rather than combining continuing operations with the results of our discontinued operations. We have also added a discontinued operations subsection to briefly discuss the activity in our financial statements that is associated with the discontinued operations.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2007	2006	Change	2007	2006	Change
Revenues:	($000)			($000)
Natural gas and oil sales	$5,416	$123	4303%	$7,459	$315	2268%

Total revenues	$5,416	$123	4303%	$7,459	$315	2268%

Production:
Natural gas (million cubic feet)	648	11	5682%	896	30	2866%
Oil and condensate (thousand barrels)	12	0.5	2322%	17	2	801%
Total (million cubic feet equivalent)	720	14	5019%	998	42	2275%
Natural gas (million cubic feet per day)	7.2	0.1	5682%	3.3	0.1	2866%
Oil and condensate (thousand barrels per day)	0.1	0.1	*	0.1	0.1	*
Total (million cubic feet equivalent per day)	7.8	0.7	981%	3.9	0.7	449%

Average Sales Price:
Natural gas (per thousand cubic feet)	$7.36	$8.19	-10%	$7.19	$7.16	0%
Oil and condensate (per barrel)	$56.20	$65.60	-14%	$59.81	$52.59	14%

Operating (income) expenses	$280	$6	4567%	$558	$(11)	-5173%
Exploration expenses	$254	$152	67%	$1,151	$979	18%
Depreciation, depletion and amortization	$1,050	$12	8650%	$1,555	$99	1471%
Impairment of natural gas and oil properties	$—	$420	-100%	$192	$420	-54%
General and administrative expenses	$2,371	$1,062	123%	$4,900	$3,083	59%
Interest expense (net of interest capitalized)	$740	$—	100%	$1,297	$—	100%
Interest income	$231	$166	39%	$638	$565	13%
Gain (loss) on sale of assets and other	$(678)	$(19)	3468%	$(1,994)	$223	-994%

*	not meaningful

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Natural Gas and Oil Sales. We reported revenues of approximately $5.4 million for the three months ended March 31, 2007, compared to revenues of approximately $0.1 million for the three months ended March 31, 2006. This increase is mainly attributable to Dutch #1 which began producing in January 2007 and increased production from our Arkansas Fayetteville Shale play.

For the three months ended March 31, 2007, prices for natural gas and oil were $7.36 per thousand cubic feet (“Mcf”) and $56.20 per barrel, compared to $8.19 per Mcf and $65.60 per barrel for the three months ended March 31, 2006.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the three months ended March 31, 2007 was approximately 648 MMcf of natural gas, up from approximately 11 MMcf of natural gas for the three months ended March 31, 2006. Net oil production for the comparable periods also increased from approximately 500 barrels of oil to approximately 12,000 barrels of oil. This increase in natural gas and oil production is principally attributable to Dutch #1 which began producing in January 2007.

Operating Expenses. Lease operating expenses for the three months ended March 31, 2007 and the three months ended March 31, 2006 were $280,302 and $5,512, respectively. These expenses are related to our continuing operations from our onshore activities in the Arkansas Fayetteville Shale and our offshore activities in the Gulf of Mexico. The increase is attributable to increased activities in both areas.

Exploration Expense. We reported approximately $0.3 million of exploration expenses for the three months ended March 31, 2007, attributable to the cost of various geological and geophysical activities, seismic data, and delay rentals. We reported approximately $0.2 million of exploration expenses for the three months ended March 31, 2006. Of this amount, approximately $0.1 million was related to additional costs incurred while drilling onshore during the period and approximately $0.1 million was attributable to the cost of various geological and geophysical activities.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended March 31, 2007 was approximately $1.1 million. For the three months ended March 31, 2006, we recorded $11,909 of depreciation, depletion and amortization. The increase is primarily the result of production from our Dutch #1 well which began producing in January 2007 and the Arkansas Fayetteville Shale play.

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

Major components of general and administrative expenses for the three months ended March 31, 2007 included approximately $1.2 million in salaries and benefits, approximately $0.1 million in legal, accounting, engineering and other professional fees, approximately $0.5 million in office administration expenses, and approximately $0.6 million related to the cost of expensing stock options and stock grant compensation.

Major components of general and administrative expenses for the three months ended March 31, 2006 included approximately $0.3 million in salaries and benefits, approximately $0.3 million in legal, accounting, engineering and other professional fees, approximately $0.2 million in office administration expenses, approximately $0.1 million in insurance costs, and approximately $0.2 million related to the cost of expensing stock options.

Interest Expense. We reported interest expense of $739,510, net of approximately $0.3 million of interest capitalized, for the three months ended March 31, 2007. This relates to amounts outstanding under our secured term loan agreement with a private investment firm (the “Term Loan Agreement”) and with The Royal Bank of Scotland plc (“RBS”, the “RBS Facility”). The Company did not have any debt outstanding or any interest expense for the three months ended March 31, 2006.

Interest Income. We reported interest income of $231,253 for the three months ended March 31, 2007. This compares to the $165,946 of interest income reported for the three months ended March 31, 2006. The increase is due to additional interest income from loans made to affiliates.

Gain (loss) on sale of assets and other. For the three months ended March 31, 2007, we reported a loss on sale of assets and other of approximately $0.7 million. This relates mainly to the Company’s December 2006 sale of COI’s 25% WI in the Grand Isle 72 well (“Liberty”). For the three months ended March 31, 2006, we reported a loss on sale of assets and other of $18,519 related to our alternative energy investments.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Natural Gas and Oil Sales. We reported revenues of approximately $7.5 million for the nine months ended March 31, 2007, compared to revenues of approximately $0.3 million for the nine months ended March 31, 2006. This increase is mainly attributable to Dutch #1 which began producing in January 2007 and increased production from our Arkansas Fayetteville Shale play.

For the nine months ended March 31, 2007, prices for natural gas and oil were $7.19 per Mcf and $59.81 per barrel, compared to $7.16 per Mcf and $52.59 per barrel for the nine months ended March 31, 2006.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the nine months ended March 31, 2007 was approximately 896 MMcf of natural gas, up from approximately 30 MMcf of natural gas for the nine months ended March 31, 2006. Net oil production for the comparable periods increased from approximately 2,000 barrels of oil to approximately 17,000 barrels of oil. The increase in natural gas and oil production is principally attributable to Dutch #1 which began producing in January 2007 and increased production from our Arkansas Fayetteville Shale play.

Operating Expenses. Lease operating expenses for the nine months ended March 31, 2007 were approximately $0.6 million. Lease operating expenses for the three months ended March 31, 2006 were a net credit of $11,216. This credit balance is attributable to the reversal of previous accruals.

Exploration Expense. We reported approximately $1.2 million of exploration expenses for the nine months ended March 31, 2007. Of this amount, approximately $1.5 million was attributable to the cost of various geological and geophysical activities, seismic data, and delay rentals, offset by a credit of approximately $0.3 million. We reported approximately $1.0 million of exploration expenses for the nine months ended March 31, 2006. Of this amount, approximately $0.7 million was related to unsuccessful wells drilled during the period and $0.3 million was attributable to the cost to acquire and reprocess 3-D seismic data, delay rentals and various other geological and geophysical activities.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the nine months ended March 31, 2007 was approximately $1.6 million. For the nine months ended March 31, 2006, we recorded approximately $0.1 million of depreciation, depletion and amortization. The increase is primarily the result of production from our Dutch #1 well which began producing in January 2007, and the Arkansas Fayetteville Shale play.

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

Interest Expense. We reported interest expense of $1.3 million, net of $0.8 million of interest capitalized, for the nine months ended March 31, 2007. This relates to amounts outstanding under our Term Loan Agreement and the RBS Facility. The Company did not have any debt outstanding or any interest expense for the nine months ended March 31, 2006.

Interest Income. We reported interest income of $638,395 for the nine months ended March 31, 2007. This compares to the $565,314 of interest income reported for the nine months ended March 31, 2006. The slight increase is due to additional interest income from loans made to affiliates.

Gain (loss) on sale of assets and other. For the nine months ended March 31, 2007, we reported a loss on sale of assets and other of approximately $2.0 million. This mainly relates to the Company’s December 2006 sale of COI’s 25% WI in the Grand Isle 72 well. For the nine months ended March 31, 2006, we reported a gain on sale of assets and other of approximately $0.2 million, representing other income recognized by our partially-owned subsidiary, COE.

Discontinued Operations. The Company had no discontinued operations for the nine months ended March 31, 2007. The table and discussions above, along with our financial statements, discuss only continuing operations. Not reflected are the revenues generated by the Company’s sold producing properties for the nine months ended March 31, 2006. Please see Note 5 – Sale of Properties – Discontinued Operations, for a discussion of our discontinued operations for the nine months ended March 31, 2006.

Production, Prices, Operating Expenses, and Other

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Dollar amounts in 000’s, except per Mcfe amounts)		(Dollar amounts in 000’s, except per Mcfe amounts)
Production Data:
Natural gas (million cubic feet)	648	11	896	30
Oil and condensate (thousand barrels)	12	0.5	17	2
Total (million cubic feet equivalent)	720	14	998	42

Natural gas (million cubic feet per day)	7.2	0.1	3.3	0.1
Oil and condensate (thousand barrels per day)	0.1	0.1	0.1	0.1
Total (million cubic feet equivalent per day)	7.8	0.7	3.9	0.7

Average sales price:
Natural gas (per thousand cubic feet)	$7.36	$8.19	$7.19	$7.16
Oil and condensate (per barrel)	$56.20	$65.60	$59.81	$52.59

Selected data per Mcfe:
Total lease operating expenses	$0.39	$0.39	$0.56	$(0.27)
General and administrative expenses	$3.31	$75.86	$4.91	$73.40
Depreciation, depletion and amortization of natural gas and oil properties	$1.30	$0.85	$1.34	$2.39

MD&A Summary Data – Prior Periods

The table below sets forth revenue, expense and production data for continuing operations for the three months ended December 31, 2006 and 2005 and the three months ended September 30, 2006 and 2005. As stated in the Explanatory Note above, we are providing revised MD&A disclosures, covering the first and second quarters of our fiscal year ended June 30, 2007, to focus only on continuing operations, rather than combining continuing operations with the results of our discontinued operations.

	Three Months Ended December 31,			Three Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Revenues:	($000)			($000)
Natural gas and oil sales	$850	$44	1832%	$1,192	$148	705%

Total revenues	$850	$44	1832%	$1,192	$148	705%

Production:
Natural gas (million cubic feet)	105	8	1143%	144	10	1373%
Oil and condensate (thousand barrels)	1	1	*	4	0.4	837%
Total (million cubic feet equivalent)	111	14	676%	168	12	1262%
Natural gas (million cubic feet per day)	1.1	0.1	1143%	1.6	0.1	1406%
Oil and condensate (thousand barrels per day)	0.1	0.1	*	0.1	0.1	*
Total (million cubic feet equivalent per day)	1.7	0.7	152%	2.2	0.7	211%

Average Sales Price:
Natural gas (per thousand cubic feet)	$7.45	$10.30	-28%	$6.25	$8.86	-29%
Oil and condensate (per barrel)	$58.33	$50.18	16%	$70.21	$63.61	10%

Operating (income) expenses	$145	$126	15%	$133	$6	2117%
Exploration expenses	$496	$378	31%	$401	$339	18%
Depreciation, depletion and amortization	$292	$32	813%	$212	$55	285%
Impairment of natural gas and oil production	$192	$—	100%	$—	$—	0%
General and administrative expenses	$1,426	$1,100	30%	$1,103	$922	20%
Interest expense (net of interest capitalized)	$390	$—	100%	$167	$—	100%
Interest income	$155	$190	-18%	$252	$209	21%
Gain (loss) on sale of assets and other	$(1,401)	$32	-4478%	$84	$210	-60%

*	not meaningful

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Natural Gas and Oil Sales. We reported revenues of approximately $0.9 million for the three months ended December 31, 2006, compared to revenues of $44,298 for the three months ended December 31, 2005. This increase is mainly attributable to increased production from our Arkansas Fayetteville Shale play.

For the three months ended December 31, 2006, prices for natural gas and oil were $7.45 per thousand cubic feet (“Mcf”) and $58.33 per barrel, compared to $10.30 per Mcf and $50.18 per barrel for the three months ended December 31, 2005.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the three months ended December 31, 2006 was approximately 105 MMcf of natural gas, up from approximately 8 MMcf of natural gas for the three months ended December 31, 2005. Net oil production for the comparable periods remained relatively unchanged. The increase in natural gas production is principally attributable to increased production from our Arkansas Fayetteville Shale play, which is mostly natural gas.

Operating Expenses. Lease operating expenses for the three months ended December 31, 2006 and the three months ended December 31, 2005 were $144,702 and $125,896, respectively. These expenses are related to our continuing operations from our onshore activities in the Arkansas Fayetteville Shale and our offshore activities in the Gulf of Mexico. The increase is attributable to increased activities in both areas.

Exploration Expense. We reported approximately $0.5 million of exploration expenses for the three months ended December 31, 2006. Of this amount, approximately $2.5 million was attributable to the cost of various geological and geophysical activities, seismic data, and delay rentals, offset by a credit of approximately $2.0 million. We reported approximately $0.4 million of exploration expenses for the three months ended December 31, 2005. Of this amount, approximately $0.2 million was related to unsuccessful wells drilled during the period and approximately $0.2 million was attributable to the cost to acquire and reprocess 3-D seismic data, delay rentals and various other geological and geophysical activities.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended December 31, 2006 was $292,192. For the three months ended December 31, 2005, we recorded $31,763 of depreciation, depletion and amortization. The increase is primarily the result of increased production from our Arkansas Fayetteville Shale play.

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

Interest Expense. We reported interest expense, net of interest capitalized, of $390,434 for the three months ended December 31, 2006. This relates to amounts outstanding under our secured term loan agreement with RBS. The Company did not have any debt outstanding or any interest expense for the three months ended December 31, 2005.

Interest Income. We reported interest income of $155,483 for the three months ended December 31, 2006. This compares to the $190,315 of interest income reported for the three months ended December 31, 2005. The slight decrease is due to the lower average levels of cash and cash equivalents and short term investments.

Gain (loss) on sale of assets and other. For the three months ended December 31, 2006, we reported a loss on sale of asset and other of approximately $1.4 million. This relates mainly to the December 2006 sale of COI’s 25% WI in the Grand Isle 72 well (“Liberty”). For the three months ended December 31, 2005, we reported other income of $32,164 representing a gain related to our alternative energy investments.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Natural Gas and Oil Sales. We reported revenues of approximately $1.2 million for the three months ended September 30, 2006, compared to revenues of approximately $0.1 million for the three months ended September 30, 2005. This increase is mainly attributable to increased production from our Arkansas Fayetteville Shale play.

For the three months ended September 30, 2006, prices for natural gas and oil were $6.25 per Mcf and $70.21 per barrel, compared to $8.86 per Mcf and $63.61 per barrel for the three months ended September 30, 2005.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the three months ended September 30, 2006 was approximately 144 MMcf of natural gas, up from approximately 10 MMcf of natural gas for the three months ended September 30, 2005. Net oil production for the comparable periods increased from 427 barrels of oil to approximately 4,000 barrels of oil. The increase in natural gas and oil production is principally attributable to increased production from our offshore properties and our Arkansas Fayetteville Shale play.

Operating Expenses. Lease operating expenses for the three months ended September 30, 2006 and the three months ended September 30, 2005 were $132,949 and $5,749, respectively. These expenses are related to our continuing operations from our onshore activities in the Arkansas Fayetteville Shale and our offshore activities in the Gulf of Mexico. The increase is attributable to increased activities in both areas.

Exploration Expense. We reported $401,347 of exploration expenses for the three months ended September 30, 2006. Of this amount, approximately $758,777 was attributable to the cost of various geological and geophysical activities, seismic data, and delay rentals, offset by a credit of $357,430. We reported $339,438 of exploration expenses for the three months ended September 30, 2005. Of this amount, approximately $256,119 was related to unsuccessful wells drilled during the period and $83,319 was attributable to the cost to acquire and reprocess 3-D seismic data.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended September 30, 2006 was approximately $212,191. For the three months ended September 30, 2005, we recorded $55,360 of depreciation, depletion and amortization. The increase is primarily the result of increased production from our Arkansas Fayetteville Shale play.

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

Interest Expense. We reported interest expense, net of interest capitalized, of $167,471 for the three months ended September 30, 2006. This relates to amounts outstanding under our secured term loan agreement with RBS. The Company did not have any debt outstanding or any interest expense for the three months ended September 30, 2005.

Interest Income. We reported interest income of $251,659 for the three months ended September 30, 2006. This compares to the $209,053 of interest income reported for the three months ended September 30, 2005. The slight increase is due to the higher average levels of cash and cash equivalents and short term investments, further enhanced by higher interest rates.

Other Income. For the three months ended September 30, 2006, we reported other income of $84,391 resulting from changes in the market value of Protonex and equity earnings from Moblize. For the three months ended September 30, 2005, we reported other income from partially owned subsidiaries of $209,522.

Production, Prices, Operating Expenses, and Other

	Three Months Ended December 31,		Three Months Ended September 30,
	2006	2005	2006	2005
	(Dollar amounts in 000’s, except per Mcfe amounts)		(Dollar amounts in 000’s, except per Mcfe amounts)
Production Data:
Natural gas (million cubic feet)	105	8	144	10
Oil and condensate (thousand barrels)	1	1	4	0.4
Total (million cubic feet equivalent)	111	14	168	12

Natural gas (million cubic feet per day)	1.1	0.1	1.6	0.1
Oil and condensate (thousand barrels per day)	0.1	0.1	0.1	0.1
Total (million cubic feet equivalent per day)	1.7	0.7	2.2	0.7

Average sales price:
Natural gas (per thousand cubic feet)	$7.45	$10.30	$6.25	$8.86
Oil and condensate (per barrel)	$58.33	$50.18	$70.21	$63.61

Selected data per Mcfe:
Lease operating expenses	$1.29	$8.80	$0.79	$0.47
General and administrative expenses	$12.74	$78.55	$6.54	$76.86
Depreciation, depletion and amortization of natural gas and oil properties	$2.15	$2.22	$1.00	$4.49

Capital Resources and Liquidity

The Company views periodic reserve sales as an opportunity to capture value, reduce reserve and price risk, in addition to being a source of funds for potentially higher rate of return natural gas and oil exploration investments. We believe these periodic natural gas and oil property sales are an efficient strategy to meet our cash and liquidity needs by providing us with immediate cash, which would otherwise take years to realize through the production lives of the fields sold. We have in the past and expect to in the future to continue to rely heavily on the sales of assets to generate cash to fund our exploration investments and operations.

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

Operating Activities. Cash flows used in operating activities for the nine months ended March 31, 2007 was approximately $5.8 million, compared to cash flows provided by operating activities of $3.6 million for the nine months ended March 31, 2006. This decrease in cash flows from operating activities is primarily attributable to decreased production and revenues.

Investing Activities. Cash flows used in investing activities for the nine months ended March 31, 2007 was approximately $30.1 million, compared to $12.1 million for the same period in 2006. This $18.0 million increase in capital expenditures is primarily attributable to investing approximately $18.2 million more on natural gas and oil properties. Natural gas and oil exploration and development expenditures were approximately $40.0 million for the nine months ended March 31, 2007, compared to $21.8 million for the nine months ended March 31, 2006.

Financing Activities. Our financing activities provided approximately $28.3 million in cash flow for the nine months ended March 31, 2007 compared to $11.1 million for the same period in 2006. This increase is primarily attributable to borrowing $20.0 million in long term debt to finance our capital expenditures and borrowing approximately $8.5 million of long term debt by our affiliates.

Capital Budget. Over the next twelve months, our capital expenditure budget calls for us to invest approximately $49.0 million, as we continue to invest in our Arkansas Fayetteville Shale play and further develop our Dutch and Mary Rose discovery. We anticipate we will need a total of 7 to 9 wells to fully develop this discovery. The following capital expenditure projections are for the Company and its wholly-owned subsidiaries only, and do not include the capital expenditure projections for our partially-owned REX subsidiary. REX’s capital needs are provided by a private investment company under a $50.0 million demand note which is non-recourse to the Company, $20.0 million of which is currently outstanding. We believe this REX note facility together with anticipated cash flows available to REX will provide REX with sufficient liquidity to meet its obligations.

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

We may need to raise additional debt and/or equity capital to supplement our internally generated cash flow to fund our offshore exploration and development and Arkansas Fayetteville Shale development programs. There can be no assurance we will be able to raise such additional capital.

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

Proved Reserves as of March 31, 2007
Natural Gas (MMcf)	50,214
Oil and Condensate (MBbls)	960.7
Total proved reserves (Mmcfe)	55,978

Pre-tax net present value, SEC guidelines ($000)	$238,326

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

Credit Facility

On January 30, 2007, the Company completed the arrangement of a $30.0 million secured term loan agreement with a private investment firm (the “Term Loan Agreement”). The Term Loan Agreement is secured with substantially all the assets of the Company, except for the stock of Contango Sundance, Inc. (“Sundance”), our wholly-owned subsidiary, which is pledged to RBS under our term loan with RBS. As of May 4, 2007, the Company has borrowed $15.0 million under the Term Loan Agreement. Borrowings bear interest at 30 day LIBOR plus 5.0%. Accrued interest is due monthly. The principal is due December 31, 2008, but we may prepay at any time with no prepayment penalty. An arrangement fee of 1%, or $300,000, was paid in connection with the term loan. Additionally, we pay a non-use fee in the amount of 0.50% per annum multiplied by such non-funded amount.

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

CONTANGO OIL & GAS COMPANY

/s/ KENNETH R. PEAK	/s/ LESIA BAUTINA
Kenneth R. Peak	Lesia Bautina
Chairman, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer)	Senior Vice President and Controller (principal accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.