Form 10-Q
period 2007-12-31
CONTANGO OIL & GAS CO
filed 2008-02-11
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of February 4, 2008 was 16,040,278.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED DECEMBER 31, 2007

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2007	June 30, 2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,286,864	$6,177,618
Short-term investments	—	2,200,576
Inventory tubulars	334,797	334,797
Accounts receivable:
Trade receivables	6,311,692	7,853,080
Advances to affiliates	4,726,829	5,259,191
Joint interest billings receivable	12,308,478	7,894,505
Other receivables	305,332	—
Prepaid capital costs	2,481,117	5,539,419
Income tax receivable	—	2,666,884
Investment in Freeport LNG Project	3,243,585	3,243,585
Other	363,074	255,788

Total current assets	32,361,768	41,425,443

PROPERTY AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	88,987,341	82,655,848
Unproved properties	17,681,858	22,012,054
Furniture and equipment	285,302	235,512
Accumulated depreciation, depletion and amortization	(6,272,725)	(3,584,618)

Total property and equipment, net	100,681,776	101,318,796

OTHER ASSETS:
Restricted cash	199,183,422	—
Cash and other assets held by affiliates	4,903,606	1,195,074
Investment in Contango Venture Capital Corporation	8,423,034	5,864,558
Deferred income tax asset	—	3,377,016
Facility fees and other assets	354,743	754,622

Total other assets	212,864,805	11,191,270

TOTAL ASSETS	$345,908,349	$153,935,509

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2007	June 30, 2007
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$18,663,943	$14,659,860
Joint interest advances	4,510,112	—
Accrued exploration and development	5,582,118	14,235,062
Advances from affiliates	3,593,987	3,417,103
Debt of affiliates	17,507,186	8,540,091
Income tax payable	2,366,773	—
Other accrued liabilities	977,915	1,417,279

Total current liabilities	53,202,034	42,269,395

LONG-TERM DEBT	25,000,000	20,000,000
DEFERRED TAX LIABILITY	57,365,372	—
ASSET RETIREMENT OBLIGATION	862,344	862,344

SHAREHOLDERS’ EQUITY:
Convertible preferred stock, 6%, Series E, $0.04 par value, 10,000 shares authorized, 6,000 shares issued and outstanding at December 31, 2007 and June 30, 2007, liquidation preference of $30,000,000 at $5,000 per share	240	240
Common stock, $0.04 par value, 50,000,000 shares authorized, 18,615,278 shares issued and 16,040,278 outstanding at December 31, 2007, 18,539,807 shares issued and 15,964,807 outstanding at June 30, 2007	744,610	741,591
Additional paid-in capital	77,517,678	75,849,506
Accumulated other comprehensive income (loss)	724,086	715,659
Treasury stock at cost (2,575,000 shares)	(6,180,000)	(6,180,000)
Retained earnings	136,671,985	19,676,774

Total shareholders’ equity	209,478,599	90,803,770

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$345,908,349	$153,935,509

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
REVENUES:
Natural gas, oil and liquids sales	$21,246,553	$850,407	$35,374,567	$2,042,713

Total revenues	21,246,553	850,407	35,374,567	2,042,713

EXPENSES:
Operating expenses	959,232	144,702	2,633,877	277,651
Exploration expenses	451,440	496,123	862,829	897,470
Depreciation, depletion and amortization	1,842,252	292,192	4,711,779	504,383
Impairment of natural gas and oil properties	—	192,109	—	192,109
General and administrative expenses	1,755,181	1,425,599	3,097,642	2,528,941

Total expenses	5,008,105	2,550,725	11,306,127	4,400,554

NET INCOME (LOSS) BEFORE OTHER INCOME AND INCOME TAXES	16,238,448	(1,700,318)	24,068,440	(2,357,841)

OTHER INCOME (EXPENSE):
Interest expense (net of interest capitalized)	(1,329,499)	(390,434)	(2,159,359)	(557,905)
Interest income	484,195	155,483	848,509	407,142
Gain (loss) on sale of asset and other	156,480,624	(1,401,076)	158,603,284	(1,316,685)

NET INCOME (LOSS) BEFORE INCOME TAXES	171,873,768	(3,336,345)	181,360,874	(3,825,289)
Benefit (provision) for income taxes	(60,150,027)	1,019,484	(63,465,663)	1,252,572

NET INCOME (LOSS)	111,723,741	(2,316,861)	117,895,211	(2,572,717)
Preferred stock dividends	450,000	142,500	900,000	292,500

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$111,273,741	$(2,459,361)	$116,995,211	$(2,865,217)

NET INCOME (LOSS) PER SHARE:
Basic	$6.94	$(0.16)	$7.31	$(0.19)
Diluted	$6.47	$(0.16)	$6.84	$(0.19)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,023,002	15,031,697	16,007,091	15,018,305

Diluted	17,277,392	15,031,697	17,245,483	15,018,305

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$117,895,211	$(2,572,717)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4,711,779	504,383
Impairment of natural gas and oil properties	—	192,109
Exploration expenditures	361,838	586,583
Deferred income taxes	60,737,850	(1,284,430)
Tax benefit from exercise/cancellation of stock options	(225,719)	(31,857)
Stock-based compensation	864,712	448,423
Loss (gain) on sale of assets and other	(156,487,766)	1,414,049
Changes in operating assets and liabilities:
Increase in accounts receivable and other	1,541,388	(200,548)
Increase in notes receivable	(250,000)	(525,000)
Increase in prepaid insurance	(219,279)	(133,244)
Increase in interest receivable	(400,453)	(34,225)
Increase in inventory	—	(139,972)
Decrease in accounts payable and advances from joint owners	8,363,805	(3,463,714)
Decrease in other accrued liabilities	1,305,645	(183,658)
Increase in income taxes payable	5,259,376	31,857
Other	(22,348)	(97,365)

Net cash provided by (used in) operating activities	43,436,039	(5,489,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(37,809,764)	(31,910,638)
Increase in restricted cash	(199,183,422)	—
Increase in net investment in affiliates	(21,372,343)	(931,454)
Sale of short-term investments	2,200,576	18,372,030
Additions to furniture and equipment	(49,790)	(23,345)
Sale of assets	196,181,000	7,000,000
Investment in Contango Venture Capital Corporation	(1,166,624)	(600,000)

Net cash used in investing activities	(61,200,367)	(8,093,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	5,000,000	10,000,000
Borrowings by affiliates	8,967,095	2,135,023
Preferred stock dividends	(900,000)	(292,500)
Repurchase/cancellation of stock options and warrants	—	(181,540)
Tax benefit from exercise/cancellation of stock options	225,719	31,856
Proceeds from exercised options, warrants and others	580,760	50,330

Net cash provided by financing activities	13,873,574	11,743,169
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,890,754)	(1,839,564)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,177,618	10,274,950

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,286,864	$8,435,386

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$—	$—

Cash paid for interest	$2,413,364	$710,395

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the Six Months Ended December 31, 2007
	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
Balance at June 30, 2007	6,000	$240	15,964,807	$741,591	$75,849,506	$715,659	$(6,180,000)	$19,676,774	$90,803,770
Exercise of stock options	—	—	56,000	2,240	391,410	—	—	—	393,650
Tax benefit of exercising stock options	—	—	—	—	60,848	—	—	—	60,848
Issuance of restricted common stock	—	—	331	13	90,357	—	—	—	90,370
Net income	—	—	—	—	—	—	—	6,171,470	6,171,470	6,171,470
Preferred stock dividends	—	—	—	—	—	—	—	(450,000)	(450,000)
Expense of stock options	—	—	—	—	306,138	—	—	—	306,138
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	(754,383)	—	—	(754,383)	(754,383)

Comprehensive income	—	—	—	—	—	—	—	—	—	$5,417,087

Balance at September 30, 2007	6,000	$240	16,021,138	$743,844	$76,698,259	$(38,724)	$(6,180,000)	$25,398,244	$96,621,863

Exercise of stock options	—	—	15,000	600	186,510	—	—	—	187,110
Tax benefit of exercising stock options	—	—	—	—	164,871	—	—	—	164,871
Issuance of restricted common stock	—	—	4,140	166	161,900	—	—	—	162,066
Net income	—	—	—	—	—	—	—	111,723,741	111,723,741	111,723,741
Preferred stock dividends	—	—	—	—	—	—	—	(450,000)	(450,000)
Expense of stock options	—	—	—	—	306,138	—	—	—	306,138
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	762,810	—	—	762,810	762,810

Comprehensive income	—	—	—	—	—	—	—	—	—	$117,903,638

Balance at December 31, 2007	6,000	$240	16,040,278	$744,610	$77,517,678	$724,086	$(6,180,000)	$136,671,985	$209,478,599

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission, including instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2007. The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

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

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of December 31, 2007, the Company had approximately $2.3 million in cash and cash equivalents.

Restricted Cash. The Company classifies cash balances as restricted cash when cash is restricted as to withdrawal or usage. As of December 31, 2007, the Company had approximately $199.2 million classified as

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

restricted cash, pertaining to funds deposited in escrow to use in a like-kind exchange under Section 1031 of the U.S. federal tax code. The Company intends to use these funds to acquire noncurrent assets. Accordingly, the restricted cash is classified as long term on the balance sheet.

Investment in Freeport LNG Project. The Company’s 10% limited partnership interest in Freeport LNG Development, L.P. (“Freeport LNG”) was sold after the balance sheet date but before the issuance of these consolidated financial statements. Accordingly, since funds have been received, this otherwise noncurrent asset is classified as current on the balance sheet.

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

Contango’s 32% ownership in Contango Capital Partnership Management, LLC (“CCPM”), Contango’s 25% limited partnership interest in Contango Capital Partners, L.P. (“CCPLP”) and Contango’s 33% ownership of Moblize Inc. (“Moblize”) are accounted for using the equity method. Under the equity method, only Contango’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet. CCPLP formed the Contango Capital Partners Fund, LP (the “Fund”) in January 2005. The Fund owns equity interests in Jadoo Power Systems (“Jadoo”). The Fund accounts for its investment in Jadoo at fair value in accordance with the AICPA Audit and Accounting Guide, “Investment Companies”.

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

Contango’s investments in Trulite, Inc. (“Trulite”) and Protonex Technology Corporation (“Protonex”) are accounted for in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 115 applies to preferred stock and common stock, if ownership is less than 20%, or if ownership exceeds 20% but effective control (significant influence) is lacking. It is not applicable to investments under the equity method. Due to the nature and objective of our investment in Trulite and Protonex, these securities are classified as available-for-sale securities under SFAS 115. Any unrealized gains or losses while marking these securities to market are reflected as a component of other comprehensive income at December 31, 2007.

Recent Accounting Pronouncements. In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS 159 to fiscal years preceding the date of adoption. We are currently evaluating the impact that SFAS 159 may have on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS 157 may have on our financial position, results of operations and cash flows.

Stock-Based Compensation. Effective July 1, 2001, the Company adopted the fair value based method prescribed in SFAS No. 123, “Accounting for Stock Based Compensation”. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes option-pricing model. Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”. Prior to the adoption of SFAS 123(R), the Company presented all benefits from the exercise of share-based compensation as operating cash flows in the statement of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) to be classified as financing cash flows. No options were granted for the six months ended December 31, 2007. The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued during the six months ended December 31, 2006: (i) risk-free interest rate of 4.56 percent; (ii) expected life of five years; (iii) expected volatility of 40 percent and (iv) expected dividend yield of zero percent.

Under the Company’s 1999 Stock Incentive Plan, as amended (the “1999 Plan”), the Company’s Board of Directors may also grant restricted stock awards to officers or other employees of the Company. Restricted stock awards made under the 1999 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any,

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

as may be determined by the Board. Restricted stock awards generally vest over a period of three years. Grants of service-based restricted stock awards are valued at our common stock price at the date of grant. For the six months ended December 31, 2007, the Company granted 331 shares of restricted stock to a new member of the Board and 4,140 shares of restricted stock to its Board of Directors as part of its annual compensation. The shares vest over a period of one year. During the six months ended December 31, 2006, the Company granted 16,750 shares of restricted stock to its employees, and granted 8,416 shares of restricted stock to its Board of Directors as part of its annual compensation. For the six months ended December 31, 2007 and 2006, the Company recorded stock-based compensation charges of $864,712 and $448,423 to general and administrative expense, respectively, for restricted stock and option awards granted.

3. Natural Gas and Oil Exploration and Production Risk

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

4. Customer Concentration Credit Risk

The majority of the Company’s revenues for the six months ended December 31, 2007 resulted from natural gas and oil sales to a single customer, Cokinos Energy Corporation. The receivables associated with these revenues are secured with letters of credit. We believe the loss of this purchaser would not have a material effect on our financial position or results of operations since there are numerous potential purchasers of our production.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5. Net Income (Loss) per Common Share

A reconciliation of the components of basic and diluted net income (loss) per share of common stock is presented in the tables below.

	Three Months Ended December 31, 2007			Three Months Ended December 31, 2006
	Income	Weighted Average Shares	Per Share	Loss	Weighted Average Shares		Per Share
Net income (loss) attributable to common stock	$111,273,741	16,023,002	$6.94	$(2,459,361)	15,031,697		$(0.16)

Basic Earnings per Share:
Net income (loss) attributable to common stock	$111,273,741	16,023,002	$6.94	$(2,459,361)	15,031,697		$(0.16)

Effect of Potential Dilutive Securities:
Stock options	—	464,922		—	(a	)
Series D preferred stock	—	—		(a )	(a	)
Series E preferred stock	450,000	789,468	$0.57

Net income (loss), including preferred dividends	$111,723,741	17,277,392	$6.47	$(2,459,361)	15,031,697		$(0.16)

Diluted Earnings per Share:
Net income (loss), including preferred dividends	$111,723,741	17,277,392	$6.47	$(2,459,361)	15,031,697		$(0.16)

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as income from continuing operations was in a loss position for the period	$—	—		$—	520,175		$—
Series D preferred stock	$—	—		$142,500	791,664		$0.18
Series E preferred stock	$—	—
(a) Anti-dilutive.

	Six Months Ended December 31, 2007			Six Months Ended December 31, 2006
	Income	Weighted Average Shares	Per Share	Loss	Weighted Average Shares		Per Share
Net income (loss), including preferred dividends	$116,995,211	16,007,091	$7.31	$(2,865,217)	15,018,305		$(0.19)

Basic Earnings per Share:
Net income (loss) attributable to common stock	$116,995,211	16,007,091	$7.31	$(2,865,217)	15,018,305		$(0.19)

Effect of Potential Dilutive Securities:
Stock options	—	448,924		—	(a	)
Series D preferred stock	—	—		(a )	(a	)
Series E preferred stock	900,000	789,468	$1.14

Net income (loss), including preferred dividends	$117,895,211	17,245,483	$6.84	$(2,865,217)	15,018,305		$(0.19)

Diluted Earnings per Share:
Net income (loss) attributable to common stock	$117,895,211	17,245,483	$6.84	$(2,865,217)	15,018,305		$(0.19)

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as income from continuing operations was in a loss position for the period	$—	—		$—	452,827		$—
Series D preferred stock	$—	—		$292,500	791,664		$0.37
Series E preferred stock	$—	—

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

6. Adoption of FIN 48 and FSP FIN 48-1

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) as of July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We also adopted FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) as of July 1, 2007. FSP FIN 48-1 provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. The adoption of FIN 48 and FSP FIN 48-1 had no effect on our financial position or results of operations. The Company did not derecognize any tax benefits, nor recognize any interest expense or penalties on unrecognized tax benefits as of the date of adoption. The Company currently does not anticipate a significant increase in unrecognized tax benefits during the next 12 months.

The Company files income tax returns in the United States and various state jurisdictions. The Company’s tax returns for 2005 and 2006 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed.

7. Contango Venture Capital Corporation

As of December 31, 2007, Contango Venture Capital Corporation (“CVCC”), our wholly-owned subsidiary, held a direct investment in Trulite, Gridpoint, Protonex and Moblize.

In November 2007, CVCC converted five outstanding promissory notes and related interest due from Trulite, totaling approximately $1.4 million, into 2,024,687 shares of Trulite common stock. As of December 31, 2007, after conversion of the five promissory notes and interest, CVCC had invested a total of $2.3 million in Trulite in exchange for 4,025,701 shares of Trulite common stock, which represents an approximate 19% ownership interest. Trulite trades publicly on the over the counter bulletin boards under the stock symbol “TRUL.OB”. Accordingly, we mark-to-market our investment in Trulite based on the publicly-traded pricing. At December 31, 2007, our investment in Trulite had a mark-to-market value of approximately $2.7 million based on a closing stock price of $0.66 per share. Trulite is a startup company with very little trading volume and thus the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of its common stock.

In November 2007, CVCC invested an additional $1.2 million in Gridpoint in exchange for 149,667 shares of Gridpoint preferred stock. As of December 31, 2007, CVCC had invested approximately $2.2 million in Gridpoint in exchange for 483,000 shares of Gridpoint preferred stock, which represents an approximate 5.5% ownership interest.

As of December 31, 2007, CVCC owned 25% of Contango Capital Partners Fund, L.P. (the “Fund”). In November 2007, the Fund distributed its 2,400,000 shares of Protonex common stock to each of the Fund’s partners. As a result of such distribution, CVCC received 831,002 shares of common stock of Protonex, which represents an approximate 2% ownership interest. Protonex trades its common shares on the AIM market of the London Stock Exchange under the stock symbol “PTX.L”. Accordingly, we mark-to-market our investment in Protonex based on the publicly-traded pricing. At December 31, 2007, our investment in Protonex had a mark-to-market value of approximately $1.2 million based on a closing stock price of $1.47 per share. Protonex is a startup company with very little trading volume and thus the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of its common stock.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8. Long-Term Debt

As of December 31, 2007, the Company had a $30.0 million secured term loan agreement with a private investment firm (the “Term Loan Agreement”). The Term Loan Agreement is secured with substantially all the assets of the Company, except for the stock of Contango Sundance, Inc. (“Sundance”), our wholly-owned subsidiary. As of December 31, 2007, the Company had borrowed $5.0 million under the Term Loan Agreement. Borrowings under the Term Loan Agreement bear interest at 30 day LIBOR plus 5.0%. Accrued interest is due monthly. In December 2007, the Term Loan Agreement maturity date was extended to June 30, 2009, but we may prepay at any time with no prepayment penalty. We pay a non-use fee in the amount of 1.50% per annum multiplied by such non-funded amount.

As of December 31, 2007, the Company had $20.0 million outstanding under a three-year $20.0 million secured term loan facility with The Royal Bank of Scotland plc (the “RBS Facility”). The RBS Facility was secured with the stock of Sundance. Sundance owned a 10% limited partnership interest in Freeport LNG, which owned the Freeport LNG facility. Borrowings under the RBS Facility bore interest, at the Company’s option, at either (i) 30 day LIBOR, (ii) 60 day LIBOR, (iii) 90 day LIBOR or (iv) 6 month LIBOR, all plus 6.5%. Interest was due at the end of the LIBOR period chosen. The principal was due April 27, 2009, but we may have prepaid after April 27, 2008 with no prepayment penalty.

Both the Term Loan Agreement and the RBS Facility require a minimum level of working capital and contain certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell certain assets, and pay dividends. Failure to maintain required working capital or comply with certain covenants in the Term Loan Agreement and RBS Facility could result in a default and acceleration of all indebtedness under such credit facilities. As of December 31, 2007, the Company was in compliance with its financial covenants, ratios and other provisions of the Term Loan Agreement and RBS Facility.

9. Related Party Transactions

On October 26, 2006, REX executed a Demand Promissory Note (the “REX Demand Note”) with a private investment firm which is non-recourse to Contango. Under the terms of the REX Demand Note, REX can borrow up to $50.0 million at a per annum rate of 11.5% for the first advance, and a per annum rate of LIBOR plus 6.0% for each additional advance. All advances are payable in full on the earlier of October 26, 2008 or upon demand. As of December 31, 2007, REX had borrowed $41.0 million under the REX Demand Note. The Company is not a party to or guarantor of the REX Demand Note, but as a result of our proportionate consolidation of REX, approximately $17.5 million is reflected as a current liability on our balance sheet as of December 31, 2007. The REX Demand Note is secured by substantially all the assets of REX. For the six months ended December 31, 2007, the Company’s proportionate share of such interest expense was approximately $0.8 million.

On November 25, 2007, the Company entered into a subscription agreement between the Company and Trulite pursuant to which the parties agreed to convert the aggregate principal balance of five outstanding promissory notes and all accrued but unpaid interest thereon into shares of Trulite common stock. The Company converted $1,255,000 of principal and $101,540 of interest into 2,024,687 shares of Trulite common stock. For the six months ended December 31, 2007, the Company earned approximately $58,000 in interest income from all five Trulite promissory notes.

10. Gain on Sale of Asset and Other

Gain on Sale of Asset and Other for the six months ended December 31, 2007 totaled approximately $158.6 million. Of this amount, approximately $156.4 million relates to the gain on the sale of our Western core Arkansas Fayetteville Shale properties, and approximately $2.2 million relates to a payment from a stockholder related to a short swing profit liability.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

On December 21, 2007, the Company completed the sale of its Western core Arkansas Fayetteville Shale properties to Petrohawk Energy Corporation (“Petrohawk”) for $199.2 million. The sale was effective October 1, 2007. The Company sold approximately 14,200 acres with 6.4 million cubic feet per day of production, net to Contango. As of December 31, 2007, Contango continued to own approximately 11,200 acres in the Eastern core Arkansas Fayetteville Shale. As a result of this sale, a basket project payout was reached and Contango will have a 56% interest in the Eastern core Arkansas Fayetteville Shale properties, which were not part of the sale transaction.

In September 2007, one of our stockholders determined that it had inadvertently engaged in trades which resulted in automatic short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. The stockholder made a payment of approximately $2.2 million to the Company to settle the short swing profit liability owed as a consequence of these trades.

11. Subsequent Events

On January 2, 2008, the Company’s Board of Directors approved the sale of the Company’s Eastern core Arkansas Fayetteville Shale properties. On January 30, 2008, the Company completed the sale of its Eastern core Arkansas Fayetteville Shale properties to XTO Energy, Inc. for approximately $128.0 million, with an effective date of December 1, 2007. The Eastern core Arkansas Fayetteville Shale properties had a net carrying amount of approximately $16.9 million as of December 31, 2007.

On January 3, 2008, the Company acquired additional working interests in the Eugene Island 10 (“Dutch”) and State of Louisiana (“Mary Rose”) discoveries. The Company purchased an additional 8.33% working interest and 6.67% net revenue interest in Dutch and an additional average 9.11% working interest and 6.67% net revenue interest in Mary Rose from three different companies for $200 million. The estimated proved reserves purchased were 29 billion cubic feet equivalent. The effective date of the transaction is January 1, 2008.

On January 3, 2008, in connection with our acquisition of additional working interests in Dutch and Mary Rose, one of the members of REX repaid approximately $2.0 million of the $41.0 million of debt REX had outstanding under the REX Demand Note. Amounts pre-paid under the REX Demand Note may not be reborrowed.

On January 11, 2008, the Company borrowed an additional $10.0 million under its Term Loan Agreement, and on January 23, 2008, the Company borrowed an additional $5.0 million under its Term Loan Agreement. As of February 4, 2008, the Company had a total of $20.0 million outstanding under such Agreement. On January 17, 2008, the Company increased the maximum principal amount under the Term Loan Agreement to $60 million. The proceeds of the loan will be used to continue to fund the Company’s offshore Gulf of Mexico exploration and development activities. An arrangement fee of 1% of the increased capacity, or $300,000, was paid in connection with the amendment to the Term Loan Agreement.

On February 5, 2008, the Company sold its 10% limited partnership interest in Freeport LNG for $68.0 million. In connection with the sale, the Company used the proceeds to pre-pay the $20 million outstanding under its RBS Facility, including an additional $342,292 in accrued and unpaid interest and prepayment fees. The Company also used proceeds to pre-pay the $20.0 million outstanding under its Term Loan Agreement.

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

•	The timing and successful drilling and completion of natural gas and oil wells

•	Availability of capital and the ability to repay indebtedness when due

•	Availability of rigs and other operating equipment

•	Ability to raise capital to fund capital expenditures

•	Timely and full receipt of sale proceeds from the sale of our production

•	The ability to find, acquire, market, develop and produce new natural gas and oil properties

•	Interest rate volatility

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures

•	Operating hazards attendant to the natural gas and oil business

•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance

•	Potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps

•	Weather

•	Availability and cost of material and equipment

•	Delays in anticipated start-up dates

•	Actions or inactions of third-party operators of our properties

•	Actions or inactions of third-party operators of pipelines or processing facilities

•	The ability to find and retain skilled personnel

•	Strength and financial resources of competitors

•	Federal and state regulatory developments and approvals

•	Environmental risks

•	Worldwide economic conditions

•	The ability to construct and operate offshore infrastructure, including pipeline and production facilities

•	Successful commercialization of alternative energy technologies

•	Drilling and operating costs, production rates and ultimate reserve recoveries in our Eugene Island 10 (“Dutch”) and State of Louisiana (“Mary Rose”) acreage.

•	The ability of Republic Exploration, LLC (“REX”), our partially-owned subsidiary, to fund its working interest commitment in our Dutch and Mary Rose development.

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

Overview

Contango is a Houston-based, independent natural gas and oil company. The Company’s core business is to explore, develop, produce and acquire natural gas and oil properties primarily offshore in the Gulf of Mexico. Contango Operators, Inc. (“COI”), our wholly-owned subsidiary, acts as operator on certain offshore prospects. The Company also holds investments in companies focused on commercializing environmentally preferred energy technologies.

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

Funding exploration prospects generated by our alliance partner. We depend totally upon our alliance partner, Juneau Exploration, L.P. (“JEX”), for prospect generation expertise. JEX has experience and a successful track record in exploration.

Using our limited capital availability to increase our reward/risk potential on selective prospects. We have concentrated our risk investment capital in our offshore Gulf of Mexico prospects. Exploration prospects are inherently risky as they require large amounts of capital with no guarantee of success. COI drills and operates these offshore prospects. Should we be successful in any of our offshore prospects, we will have the opportunity to spend significantly more capital to complete development and bring the discovery to producing status.

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

Sale of proved properties. From time-to-time as part of our business strategy, we have sold and in the future expect to continue to sell some or a substantial portion of our proved reserves and assets to capture current value, using the sales proceeds to further our exploration activities. Since its inception, the Company has sold approximately $483 million worth of natural gas and oil properties and facilities, and views periodic reserve sales as an opportunity to capture value, reduce reserve and price risk, and as a source of funds for potentially higher rate of return natural gas and oil exploration opportunities.

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

Structuring transactions to share risk. Our alliance partner shares in the upfront costs and the risk of our exploration prospects.

Structuring incentives to drive behavior. We believe that equity ownership aligns the interests of our partners, employees, and stockholders. Our directors and executive officers beneficially own or have voting control over approximately 24% of our common stock.

Exploration Alliance with JEX

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

Onshore Exploration and Properties

Arkansas Fayetteville Shale

In March 2005, Contango, Alta Resources LLC (“Alta”) and another private company entered into an agreement to acquire natural gas, oil, and mineral leases in the Arkansas Fayetteville Shale play area located in Pope, Van Buren, Conway, Faulkner, Cleburne, and White Counties, Arkansas. As of the date sold, we and our partners had acquired or received commitments on approximately 44,000 net mineral acres at a cost of approximately $13.7 million. Our 70% share of the acquisition costs was approximately $9.6 million.

On December 21, 2007, the Company sold its Western core Arkansas Fayetteville Shale properties to Petrohawk Energy Corporation (“Petrohawk”) for $199.2 million. The sale was effective October 1, 2007. The Western core consisted of approximately 24,078 acres (14,200 acres net to Contango) and contained 23 Alta-operated wells. Of these 23 wells, ten were producing approximately 8.8 million cubic feet per day (“Mmcf/d”) as of December 21, 2007, or approximately 3.4 Mmcf/d net to Contango. Of the remaining 13 wells, one was shut-in awaiting pipeline completion and twelve were expected to be drilled in the next several months.

In addition, the Western core contained 115 wells in which the Company had been integrated by a third party independent oil and gas exploration company (the “Integrated Wells”). Of these 115 Integrated Wells, 66 were producing. The 8/8ths production rate for these 66 producing Integrated Wells was 58.5 Mmcf/d as of December 21, 2007 (approximately 3.0 Mmcf/d, net to Contango). The remaining 49 Integrated Wells were either being drilled or were expected to be drilled over the next several months.

As of the date sold, the Company had invested approximately $32.4 million in these 138 Western core wells, including acquisition costs of approximately $5.2 million.

On January 30, 2008, the Company completed the sale of its Eastern core Arkansas Fayetteville Shale properties to XTO Energy, Inc. (“XTO”) for approximately $128.0 million. The sale was effective December 1, 2007. The Eastern core consisted of approximately 20,000 acres (11,200 acres net to Contango) and contained seven Alta-operated wells. Of these seven wells, two were producing 4.5 Mmcf/d as of December 31, 2007, or approximately 1.9 Mmcf/d net to Contango. The remaining five wells were either being drilled or were expected to be drilled over the next several months.

In addition, the Eastern core contained 62 Integrated Wells. Of these 62 Integrated Wells, 34 were producing. The 8/8ths production rate for 30 of these 34 producing Integrated Wells was 20.4 Mmcf/d as of December 31, 2007 (approximately 1.1 Mmcf/d, net to Contango). Production data for the remaining four producing Integrated Wells was not available. The remaining 28 Integrated Wells were either being drilled or were expected to be drilled over the next several months.

As of December 31, 2007, the Company had invested approximately $16.9 million in these 69 Eastern core wells, including acquisition costs of approximately $4.4 million.

Texas and Louisiana

Outside of Arkansas, the Alta-Ellis #1 is currently producing at a rate of 1.4 million cubic feet equivalent per day (“Mmcfe/d”) in Texas, and the Temple Inland #1 is currently producing at a rate of approximately 1.0 Mmcfe/d in Louisiana.

Offshore Gulf of Mexico Exploration Joint Ventures

Contango directly and through affiliated companies conducts exploration activities in the Gulf of Mexico. As of February 4, 2008, Contango and its affiliates have interests in 71 offshore leases. See “Offshore Properties” below for additional information on our offshore properties.

Republic Exploration LLC. On January 1, 2008, REX was awarded High Island 263 for $1.75 million and High Island A38 for $1.1 million. REX had previously bid on these leases at the Western Gulf of Mexico Lease Sale No. 204 in August 2007. On December 1, 2007, REX was awarded Eugene Island 11, previously bid on at the Central Gulf of Mexico Lease Sale No. 205.

In June 2007, REX was awarded State Lease No. 19396 at the State of Louisiana Mineral Lease Sale for an aggregate purchase price of approximately $0.3 million. State Lease No. 19396, together with our other State of Louisiana prospects, are collectively referred to as the “Mary Rose” prospect.

In February 2007, REX was awarded State Leases No. 19261 and 19266 at the State of Louisiana Mineral Lease Sale for an aggregate purchase price of approximately $4.6 million ($1.8 million net to Contango).

Contango Offshore Exploration LLC. Grand Isle 72 (“Liberty”), a COE prospect, began producing in March 2007 and as of February 4, 2008 was producing at a rate of approximately 1.7 Mmcfe/d. As of December 31, 2007, COE had invested approximately $5.4 million (approximately $4.1 million net to Contango) to drill and complete Grand Isle 72, including pipeline and production facility costs.

Magnolia Offshore Exploration LLC. As of December 31, 2007, Contango had approximately $1.0 million invested in MOE. JEX is the only other member of MOE and acts as the managing member, deciding which prospects MOE may acquire, develop, and exploit. MOE’s license rights to 3-D seismic data have been assigned to COE. All leases are subject to a 3.3% ORRI in favor of the JEX prospect generation team. See “Offshore Properties” below for additional information on MOE’s offshore properties.

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

Non-Operated Offshore Wells. The Company has non-operating working interests in three offshore blocks: Ship Shoal 358, West Delta 36 and Eugene Island 113-B. The Company depends on third-party operators for the operation and maintenance of these production platforms. As of January 31, 2008, Ship Shoal 358, in which the Company has a 5.8% net revenue interest, was producing at a rate of approximately 4.0 Mmcfe/d and West Delta 36 was producing at a rate of approximately 11.1 Mmcfe/d. REX has a 3.67% ORRI before payout in West Delta 36, and at its option, may elect either a 5.0% ORRI or 25% working interest (“WI”) after payout. Eugene Island 113-B, in which the Company has a 3.1% net revenue interest, is temporarily shut-in while the operator conducts tubing pressure surveys.

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

Current Activities. On January 3, 2008, COI acquired additional working interests in the Eugene Island 10 (“Dutch”) and State of Louisiana (“Mary Rose”) discoveries. COI purchased an additional 8.33% working interest and 6.67% net revenue interest in Dutch and an additional average 9.11% working interest and 6.67% net revenue interest in Mary Rose from three different companies for $200 million. The estimated proved reserves purchased were 29 billion cubic feet equivalent (“Bcfe”). The effective date of the transaction is January 1, 2008.

During December 2007, payout was reached on Eugene Island 10 and the final farmor can elect to back-in for a 12.5% working interest. After factoring in this back-in and the additional working interest purchased, the Company’s working interest in Dutch has increased to 42.88% and the Company’s average working interest in Mary Rose has increased to 48.65%, inclusive of the Company’s ownership interest in REX.

As of February 4, 2008, our Dutch #1, #2 and #3 wells were flowing at a combined 8/8ths production rate of approximately 83 Mmcfe/d. For sales of natural gas, the net revenue interests to COI and REX are approximately 21.3% and 44.8%, respectively, with MMS deep gas royalty relief on the first 15 Bcf of gas produced from the entire field. Once the royalty relief has expired for natural gas, and for all sales of oil and condensate, COI and REX have a net revenue interest of 17.67% and 37.04%, respectively. As of December 31, 2007, the Company had invested approximately $20.1 million to drill and complete these three Dutch wells, including leasehold, pipeline and production facility costs.

Our three Dutch wells flow to a platform at Eugene Island 24, which is owned and operated by a third party. This platform recently underwent facility upgrades, at a cost of approximately $1.0 million, net to Contango, to permit us to increase the 8/8ths platform production capacity available to Contango and its partners for the three Dutch wells to 100 Mmcf/d and 2,000 barrels of oil per day (“Bbls/d”).

In October 2007, the Company announced a discovery at its Mary Rose #1 well, located on State of Louisiana Lease No. 18640. The well is expected to begin producing in the spring of 2008 to a platform to be set at Eugene Island 11 that is currently under construction. In December 2007, the Company spud its second well at Mary Rose (the “Mary Rose #3”) located on State of Louisiana Lease No. 19266. If successful, Mary Rose #3 is also expected to produce to the platform on Eugene Island 11. Platform and pipeline installation began in January 2008. The platform and pipeline have been designed with a capacity of 300 Mmcf/d and 6,000 Bbls/d and will process and transport anticipated production from four to six wells. The Company expects it will take between seven to nine wells to fully develop its Dutch and Mary Rose discoveries. As of December 31, 2007, the Company had invested approximately $4.6 million to drill and complete the Mary Rose #1, and approximately $3.8 million to build the platform and pipeline. We have built a pad for the Mary Rose #2 well which we have not yet spud.

The Company’s independent third party engineer estimates the Dutch and Mary Rose discoveries to have total proved reserves of 435 Bcfe (126 Bcfe net to Contango).

Offshore Properties

Producing Properties. The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico which are producing natural gas or oil as of February 4, 2008:

Area/Block	WI	NRI	Status
Contango Operators, Inc.:
Eugene Island 113B	0.0%	1.7%	Shut-in
Eugene Island 10 #1	22.1%	17.7%	Producing
Eugene Island 10 #2	22.1%	17.7%	Producing
Eugene Island 10 #3	22.1%	17.7%	Producing

Contango Offshore Exploration LLC:
Ship Shoal 358, A-3 well	10.0%	7.7%	Producing
Grand Isle 72	50.0%	40.0%	Producing

Republic Exploration LLC:
Eugene Island 113B	0.0%	3.3%	Shut-in
West Delta 36	(1)	(1)	Producing
Eugene Island 10 #1	46.3%	37.0%	Producing
Eugene Island 10 #2	46.3%	37.0%	Producing
Eugene Island 10 #3	46.3%	37.0%	Producing

(1)	REX has a 3.67% ORRI before payout and, at its option, may elect either a 5.0% ORRI or 25% WI after payout.

Farmed-Out Properties. The following table sets forth the working interests and net revenue interests owned by Contango and related entities in the Gulf of Mexico which have been farmed out as of February 4, 2008:

Area/Block	WI	NRI	Status
Republic Exploration LLC:
Vermilion 154	(2)	(2)	Drilling expected by summer 2008
Vermilion 73	(3)	(3)	Dry hole
South Marsh Island 247	(4)	(4)	Dry hole

Contango Offshore Exploration LLC:
East Breaks 369	—	—	Dry hole
East Breaks 370	(5)	(5)	No drilling date has been determined yet
Vermilion 154	(2)	(2)	Drilling expected by summer 2008

(2)	REX and COE will split a 25% back-in WI after payout.
(3)	Record title interest in lease has been assigned to a third party. REX is in negotiations to change terms to a 1.5% ORRI plus a 5% WI after payout.
(4)	Record title interest in lease has been assigned to a third party. REX has reserved a 5% of 8/8ths ORRI before payout.
(5)	Farmee has until September 1, 2008 to decide if East Breaks 370 will be drilled. COE will receive a 3.67% ORRI before project payout and a 6.67% ORRI after project payout.

Leases. The following table sets forth the working interests owned by Contango and related entities in the Gulf of Mexico as of February 4, 2008:

Area/Block	WI	Lease Date
Contango Operators, Inc.:
West Cameron 174	10.0%	Jul-03
Grand Isle 63	25.0%	May-04
Grand Isle 73	25.0%	May-04
West Delta 43	35.0%	May-04
S-L 18640 (LA)	24.8%	Jul-05
S-L 18860 (LA)	24.8%	Jan-06
Ship Shoal 14	37.5%	May-06
Ship Shoal 25	37.5%	May-06
South Marsh Island 57	37.5%	May-06
South Marsh Island 59	37.5%	May-06
South Marsh Island 75	37.5%	May-06
South Marsh Island 282	37.5%	May-06
Grand Isle 70	3.65%	Jun-06
West Delta 77	25.0%	Jun-06
Vermilion 194	37.5%	Jul-06
Eugene Island 10	22.1%	Nov-06
S-L 19261 (LA)	24.8%	Feb-07
S-L 19266 (LA)	24.8%	Feb-07
S-L 19396 (LA)	24.8%	Jun-07

Area/Block	WI	Lease Date
Republic Exploration LLC:
West Cameron 174	90.0%	Jul-03
High Island 113	100.0%	Oct-03
South Timbalier 191	50.0%	May-04
Vermilion 36	100.0%	May-04
Vermilion 109	100.0%	May-04
Vermilion 134	100.0%	May-04
West Cameron 179	100.0%	May-04
West Cameron 185	100.0%	May-04
West Cameron 200	100.0%	May-04
West Delta 18	100.0%	May-04
West Delta 33	100.0%	May-04
West Delta 34	100.0%	May-04
West Delta 43	30.0%	May-04
Ship Shoal 220	50.0%	Jun-04
South Timbalier 240	50.0%	Jun-04
West Cameron 133	100.0%	Jun-04
West Cameron 80	100.0%	Jun-04
West Cameron 167	100.0%	Jun-04
Eugene Island 76	0%	Jul-04
Vermilion 130	100.0%	Jul-04
West Cameron 107	100.0%	May-05
Eugene Island 168	50.0%	Jun-05
S-L 18640 (LA)	53.0%	Jul-05
S-L 18860 (LA)	53.0%	Jan-06
High Island A243	75.0%	Jan-06
South Marsh Island 57	50.0%	May-06
South Marsh Island 59	50.0%	May-06
South Marsh Island 75	50.0%	May-06
South Marsh Island 282	50.0%	May-06
Ship Shoal 14	50.0%	May-06
Ship Shoal 25	50.0%	May-06
West Delta 77	50.0%	Jun-06
Vermilion 194	50.0%	Jul-06

High Island A196	100.0%	Oct-06
High Island A197	100.0%	Oct-06
High Island A198	100.0%	Oct-06
Eugene Island 10	46.3%	Nov-06
S-L 19261 (LA)	53.0%	Feb-07
S-L 19266 (LA)	53.0%	Feb-07
S-L 19396 (LA)	53.0%	Jun-07
Eugene Island 11	100.0%	Dec-07
High Island 263	100.0%	Jan-08
High Island A38	100.0%	Jan-08

Area/Block	WI	Lease Date
Contango Offshore Exploration LLC:
Ship Shoal 358	10.0%	Jun-98
Viosca Knoll 167	100.0%	May-03
Vermilion 231	100.0%	May-03
Viosca Knoll 161	33.3%	Jul-03
Eugene Island 209	100.0%	Jul-03
High Island A16	100.0%	Dec-03
East Breaks 283	100.0%	Dec-03
South Timbalier 191	50.0%	May-04
Grand Isle 63	50.0%	May-04
Grand Isle 72	50.0%	May-04
Grand Isle 73	50.0%	May-04
Ship Shoal 220	50.0%	Jun-04
South Timbalier 240	50.0%	Jun-04
Viosca Knoll 118	33.3%	Jun-04
Viosca Knoll 475	100.0%	May-05
Eugene Island 168	50.0%	Jun-05
East Breaks 366	100.0%	Nov-05
East Breaks 410	100.0%	Nov-05
East Breaks 167	75.0%	Dec-05
High Island A311	75.0%	Dec-05
East Breaks 166	75.0%	Jan-06
High Island A342	75.0%	Jan-06
Ship Shoal 263	75.0%	Jun-06
Grand Isle 70	52.6%	Jun-06
Viosca Knoll 119	50.0%	Jun-06
Viosca Knoll 383	100.0%	Jun-06

Area/Block	WI	Lease Date
Magnolia Offshore Exploration LLC:
Viosca Knoll 161	16.7%	Jul-03
Viosca Knoll 118	16.7%	Jun-04

Freeport LNG Development, L.P.

On February 5, 2008, the Company sold its 10% limited partnership interest in Freeport LNG Development, L.P. (“Freeport LNG”), a limited partnership formed to develop, construct and operate a 1.75 billion cubic feet per day (“Bcf/d”) liquefied natural gas (“LNG”) receiving terminal in Freeport, Texas, for $68 million. This property was held by Contango Sundance, Inc. (“Sundance”), a wholly-owned subsidiary of the Company. The Company had invested approximately $3.2 million as of December 31, 2007, and will recognize a gain of approximately $63.0 million during the quarter ended March 31, 2008.

Contango Venture Capital Corporation

As of December 31, 2007, Contango Venture Capital Corporation (“CVCC”), our wholly-owned subsidiary, held a direct investment in four alternative energy portfolio companies – Gridpoint, Inc. (“Gridpoint”), Moblize Inc. (“Moblize”), Trulite, Inc. (“Trulite”) and Protonex Technology Corporation (“Protonex”). Our investment in Gridpoint is less than 20% and we account for this investment under the cost method. Our investment in Moblize is greater than 20% and we account for this investment under the equity method. Trulite and Protonex are publicly traded companies. We account for these two investments in accordance with SFAS No. 115 (“SFAS 115”) “Accounting for Certain Investments in Debt and Equity Securities”.

Gridpoint, Inc. In November 2007, CVCC invested an additional $1.2 million in Gridpoint in exchange for 149,667 shares of Gridpoint preferred stock. As of December 31, 2007, CVCC had invested approximately $2.2 million in Gridpoint in exchange for 483,000 shares of Gridpoint preferred stock, which represents an approximate 5.5% ownership interest. Gridpoint’s intelligent energy management products ensure clean, reliable power, increase energy efficiency, and integrate renewable energy.

Moblize Inc. As of December 31, 2007, CVCC had invested $1.2 million in Moblize in exchange for 648,648 shares of Moblize convertible preferred stock, which represents an approximate 33% ownership interest. Moblize develops real time diagnostics and field optimization solutions for the oil and gas and other industries using open-standards based technologies. Moblize has deployed its technology on our Grand Isle 72 well which allows COI to remotely monitor, control and record, in real time, daily production volumes. Moblize is continuing to deploy its technology on oil fields near Houston belonging to Chevron U.S.A. Inc. and on other COI operated wells.

Trulite, Inc. In November 2007, CVCC converted five outstanding promissory notes and interest from Trulite, totaling approximately $1.4 million, into 2,024,687 shares of Trulite common stock. As of December 31, 2007, CVCC had invested a total of $2.3 million in Trulite in exchange for 4,025,701 shares of Trulite common stock, which represents an approximate 19% ownership interest. Trulite develops lightweight hydrogen generators for fuel cell systems, and trades publicly on over the counter bulletin boards under the stock symbol “TRUL.OB”. As a result, we mark-to-market our investment in Trulite based on public pricing. At December 31, 2007, our investment in Trulite had a mark-to-market value of approximately $2.7 million based on a closing stock price of $0.66 per share. Trulite is a startup company with very little trading volume and thus the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of its common stock.

Protonex Technology Corporation. As of December 31, 2007, CVCC owned 25% of Contango Capital Partners Fund, L.P. (the “Fund”). In November 2007, the Fund distributed its 2,400,000 shares of Protonex common stock to each of the Fund’s partners. As a result of such distribution, CVCC received 831,002 shares of common stock of Protonex, which represents an approximate 2% ownership interest. Protonex trades its common shares on the AIM market of the London Stock Exchange under the stock symbol “PTX.L”. As a result, we mark-to-market our investment in Protonex based on public pricing. At December 31, 2007, our investment in Protonex had a mark-to-market value of approximately $1.2 million based on a closing stock price of $1.47 per share. Protonex is a startup company with very little trading volume and thus the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of its common stock.

Jadoo Power Systems. The Fund currently holds a direct investment in Jadoo Power Systems (“Jadoo”). We account for our investment in the Fund under the equity method. The Fund, however, accounts for its investment in Jadoo at fair value in accordance with the AICPA Audit and Accounting Guide, “Investment Companies”.

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

Reserve Estimates. The Company’s estimates of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future natural gas and oil prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s natural gas and oil properties and/or the rate of depletion of such natural gas and oil properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at December 31, 2007 of 1% would not have a material effect on depreciation, depletion and amortization.

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

MD&A Summary Data

The table below sets forth revenue, expense and production data for the three and six months ended December 31, 2007 and 2006.

	Three Months Ended December 31,			Six Months Ended December 31,
	2007	2006	Change	2007	2006	Change
		($000)			($000)
Revenues:
Natural gas, oil and NGL sales	$21,247	$850	2400%	$35,374	$2,043	1631%

Total revenues	$21,247	$850	2400%	$35,374	$2,043	1631%

Production:
Natural gas (million cubic feet)	2,447	105	2230%	4,512	248	1719%
Oil, condensate and NGLs (thousand barrels)	38	1	3700%	77	5	1440%
Total (million cubic feet equivalent)	2,675	111	2310%	4,974	278	1689%
Natural gas (million cubic feet per day)	26.6	1.1	2230%	24.5	1.3	1719%
Oil, condensate and NGLs (thousand barrels per day)	0.4	0.1	313%	0.4	0.1	318%
Total (million cubic feet equivalent per day)	29.0	1.7	1565%	26.9	1.9	1281%
Average Sales Price:
Natural gas (per thousand cubic feet)	$7.32	$7.45	-2%	$6.64	$6.76	-2%
Oil, condensate and NGLs (per barrel)	$86.85	$58.33	49%	$70.99	$67.56	5%
Operating expenses	$959	$145	561%	$2,634	$278	847%
Exploration expenses	$451	$496	-9%	$863	$897	-4%
Depreciation, depletion and amortization	$1,842	$292	531%	$4,712	$504	835%
Impairment of natural gas and oil properties	$—	$192	-100%	$—	$192	-100%
General and administrative expenses	$1,755	$1,426	23%	$3,098	$2,529	22%
Interest expense, net of interest capitalized	$1,329	$390	241%	$2,159	$558	287%
Interest income	$484	$155	212%	$849	$407	109%
Gain (loss) on sale of asset and other	$156,481	$(1,401)	-11269%	$158,603	$(1,317)	-12143%

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales. We reported revenues of approximately $21.2 million for the three months ended December 31, 2007, compared to revenues of approximately $0.9 million for the three months ended December 31, 2006. This increase is mainly attributable to our Dutch #1 discovery which began producing in January 2007, our Dutch #2 discovery which began producing in July 2007, our Dutch #3 discovery which began producing in November 2007, and increased production from our Arkansas Fayetteville Shale play.

For the three months ended December 31, 2007 and December 31, 2006, prices for natural gas were $7.32 per thousand cubic feet (“Mcf”) and $7.45 per Mcf, respectively, while the blended price for oil and NGLs was $86.85 per barrel and $58.33 per barrel, respectively.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the three months ended December 31, 2007 was approximately 26.6 Mmcf/d, up from approximately 1.1 Mmcf/d for the three months ended December 31, 2006. Net oil and NGL production for the comparable periods also increased from approximately ten barrels per day to approximately 400 barrels per day. This increase in natural gas production is principally attributable to Dutch #1 which began producing in January 2007, Dutch #2 which began producing in July 2007, Dutch #3 which began producing in November 2007, and increased production from our Arkansas Fayetteville Shale play. The increase in oil and NGL production is principally attributable to our Dutch discoveries.

Operating Expenses. Lease operating expenses for the three months ended December 31, 2007 and the three months ended December 31, 2006 were $959,232 and $144,702, respectively. These expenses are related to our increased activities in the Arkansas Fayetteville Shale play and the Gulf of Mexico.

Exploration Expense. We reported $451,440 of exploration expenses for the three months ended December 31, 2007 and $496,123 of exploration expenses for the three months ended December 31, 2006. These costs are attributable to the cost of various geological and geophysical activities, seismic data, dry holes and delay rentals.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended December 31, 2007 was approximately $1.8 million. For the three months ended December 31, 2006, we recorded $292,192 of depreciation, depletion and amortization. The increase is the result of production from our Dutch #1 well which began producing in January 2007, our Dutch #2 well which began producing in July 2007, our Dutch #3 well which began producing in November 2007, and increased production from our Arkansas Fayetteville Shale play.

Impairment of Natural Gas and Oil Properties. No impairment of natural gas and oil properties was incurred during the three months ended December 31, 2007. Approximately $0.2 million of impairment was reported for the three months ended December 31, 2006. This was attributable to a write-down of costs of the Alta-Ellis #1 well in December 2006.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2007 and the three months ended December 31, 2006 were approximately $1.8 million and $1.4 million, respectively.

Major components of general and administrative expenses for the three months ended December 31, 2007 included approximately $0.8 million in salaries and benefits, approximately $0.5 million in legal, accounting, engineering and other professional fees, $0.1 million in insurance costs, and $0.4 million related to the cost of expensing stock options and stock grant compensation.

Major components of general and administrative expenses for the three months ended December 31, 2006 included approximately $0.4 million in salaries and benefits, $0.3 million in legal, accounting, engineering and other professional fees, $0.3 million in office administration expenses, and $0.4 million related to the cost of expensing stock options and stock grant compensation.

Interest Expense. We reported interest expense of $1.3 million for the three months ended December 31, 2007, compared to interest expense of $390,434 for the three months ended December 31, 2006. The higher level of interest expense is attributable to higher levels of bank debt outstanding by the Company and its affiliates during such period.

Interest Income. We reported interest income of $484,195 for the three months ended December 31, 2007. This compares to the $155,483 of interest income reported for the three months ended December 31, 2006. The increase is due to additional interest income from loans made to affiliates.

Gain (Loss) on Sale of Asset and Other. For the three months ended December 31, 2007, we reported a gain on sale of asset and other of approximately $156.5 million. Of this amount, approximately $156.4 million relates to the sale of our Western core Arkansas Fayetteville Shale properties. For the three months ended December 31, 2006, we reported a loss on sale of asset and other of approximately $1.4 million resulting from the December 2006 sale of COI’s 25% working interest in the Grand Isle 72 well (“Liberty”).

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales. We reported revenues of approximately $35.4 million for the six months ended December 31, 2007, compared to revenues of approximately $2.0 million for the six months ended December 31, 2006. This increase is mainly attributable to our Dutch #1 discovery which began producing in January 2007, our Dutch #2 discovery which began producing in July 2007, our Dutch #3 discovery which began producing in November 2007, and increased production from our Arkansas Fayetteville Shale play.

For the six months ended December 31, 2007 and December 31, 2006, prices for natural gas were $6.64 per Mcf and $6.76 per Mcf, respectively, while the blended price for oil and NGLs was $70.99 per barrel and $67.56 per barrel, respectively.

Natural Gas and Oil Production and Average Sales Prices. Our net natural gas production for the six months ended December 31, 2007 was approximately 24.5 Mmcf/d, up from approximately 1.3 Mmcf/d for the six months ended December 31, 2006. Net oil and NGL production for the comparable periods also increased from approximately 30 barrels per day to approximately 400 barrels per day. This increase in natural gas production is principally attributable to Dutch #1 which began producing in January 2007, Dutch #2 which began producing in July 2007, Dutch $3 which began producing in November 2007, and increased production from our Arkansas Fayetteville Shale play. The increase in oil and NGL production is principally attributable to our Dutch discoveries.

Operating Expenses. Lease operating expenses for the six months ended December 31, 2007 and the six months ended December 31, 2006 were approximately $2.6 million and $277,651, respectively. These expenses are related to our onshore activities in the Arkansas Fayetteville Shale and our offshore activities in the Gulf of Mexico. The increase is attributable to increased activities in both areas.

Exploration Expense. We reported $862,829 of exploration expenses for the six months ended December 31, 2007 and $897,470 of exploration expenses for the six months ended December 31, 2006. These costs consist of the cost of various geological and geophysical activities, seismic data, dry holes and delay rentals.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the six months ended December 31, 2007 was approximately $4.7 million. For the six months ended December 31, 2006, we recorded $504,383 of depreciation, depletion and amortization. The increase is the result of production from our Dutch #1 well which began producing in January 2007, our Dutch #2 well which began producing in July 2007, our Dutch #3 well which began producing in November 2007, and increased production from our Arkansas Fayetteville Shale play.

Impairment of Natural Gas and Oil Properties. No impairment of natural gas and oil properties was incurred during the six months ended December 31, 2007. Approximately $0.2 million of impairment was reported for the six months ended December 31, 2006. This was attributable to a write-down of costs of the Alta-Ellis #1 well in December 2006.

General and Administrative Expenses. General and administrative expenses for the six months ended December 31, 2007 and the six months ended December 31, 2006 were approximately $3.1 million and $2.5 million, respectively.

Major components of general and administrative expenses for the three months ended December 31, 2007 included approximately $1.3 million in salaries and benefits, approximately $0.6 million in legal, accounting, engineering and other professional fees, approximately $0.1 million in office administration expenses, $0.2 million in insurance costs, and $0.9 million related to the cost of expensing stock options and stock grant compensation.

Major components of general and administrative expenses for the six months ended December 31, 2006 included approximately $0.9 million in salaries and benefits, $0.4 million in legal, accounting, engineering and other professional fees, $0.6 million in office administration expenses, $0.1 million in insurance costs, and $0.5 million related to the cost of expensing stock options and stock grant compensation.

Interest Expense. We reported interest expense of approximately $2.2 million for the six months ended December 31, 2007, compared to interest expense of $557,905 for the six months ended December 31, 2006. The higher level of interest expense is attributable to higher levels of bank debt outstanding by the Company and its affiliates during such period.

Interest Income. We reported interest income of $848,509 for the six months ended December 31, 2007. This compares to the $407,142 of interest income reported for the six months ended December 31, 2006. The increase is due to additional interest income from loans made to affiliates.

Gain (Loss) on Sale of Asset and Other. For the six months ended December 31, 2007, we reported a gain on sale of asset and other of approximately $158.6 million. Of this amount, approximately $156.4 million relates to the gain on the sale of our Western core Arkansas Fayetteville Shale properties, and approximately $2.2 million relates to a payment from a stockholder related to a short swing profit liability.

On December 21, 2007, the Company completed the sale of its Western core Arkansas Fayetteville Shale properties to Petrohawk for $199.2 million, with an effective date of October 1, 2007. The Company sold approximately 14,200 acres with 6 Mmcf/d of production, net to Contango. In September 2007, one of our stockholders determined that it had inadvertently engaged in trades which resulted in automatic short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. The stockholder made a payment of approximately $2.2 million to the Company to settle the short swing profit liability owed as a consequence of these trades.

For the six months ended December 31, 2006, we reported a loss on sale of assets of approximately $1.3 million resulting from the December 2006 sale of COI’s 25% working interest in the Grand Isle 72 well (“Liberty”).

Production, Prices, Operating Expenses, and Other

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(Dollar amounts in 000’s, except per Mcfe amounts)		(Dollar amounts in 000’s, except per Mcfe amounts)
Production Data:
Natural gas (million cubic feet)	2,447	105	4,512	248
Oil, condensate and NGLs (thousand barrels)	38	1	77	5
Total (million cubic feet equivalent)	2,675	111	4,974	278
Natural gas (million cubic feet per day)	26.6	1.1	24.5	1.3
Oil, condensate and NGLs (thousand barrels per day)	0.4	0.1	0.4	0.1
Total (million cubic feet equivalent per day)	29.0	1.7	26.9	1.9
Average sales price:
Natural gas (per thousand cubic feet)	$7.32	$7.45	$6.64	$6.76
Oil, condensate and NGLs (per barrel)	$86.85	$58.33	$70.99	$67.56
Selected data per Mcfe:
Production and severance taxes	$0.01	$0.76	$0.02	$0.47
Lease operating expenses	$0.34	$0.53	$0.51	$0.52
General and administrative expenses	$0.66	$12.74	$0.62	$9.01
Depreciation, depletion and amortization of natural gas and oil properties	$0.63	$2.15	$0.89	$1.46

Capital Resources and Liquidity

The Company views periodic reserve sales as an opportunity to capture value, reduce reserve and price risk, in addition to being a source of funds for potentially higher rate of return natural gas and oil exploration investments. We believe these periodic natural gas and oil property sales are an efficient strategy to meet our cash and liquidity needs by providing us with immediate cash, which would otherwise take years to realize through the production lives of the fields sold. We have in the past and expect in the future to continue to rely heavily on the sales of assets to generate cash to fund our exploration investments and operations.

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

Operating Activities. Cash flows provided by operating activities for the six months ended December 31, 2007 was approximately $43.4 million, compared to cash flows used in operating activities of approximately $5.5 million for the six months ended December 31, 2006. This increase in cash flows from operating activities is primarily attributable to increased natural gas and oil production and revenues from our Dutch #1 discovery which began producing in January 2007, our Dutch #2 discovery which began producing in July 2007, our Dutch #3 discovery which began producing in November 2007, and increased production from our Arkansas Fayetteville Shale play.

Investing Activities. Cash flows used in investing activities for the six months ended December 31, 2007 was approximately $61.2 million, compared to $8.1 million for the same period in 2006. This $53.1 million increase in capital expenditures is primarily attributable to investing approximately $26.4 million more in natural gas and oil properties and selling approximately $16.2 million less of short-term investments.

Financing Activities. Our financing activities provided approximately $13.9 million in cash flow for the six months ended December 31, 2007 compared to $11.7 million for the same period in 2006. This increase is primarily attributable to borrowing by our affiliates of $6.9 million, net to Contango, offset by fewer borrowings under existing credit facilities.

Capital Budget. For the next nine months, our capital expenditure budget calls for us to invest approximately $32.1 million as we bring Mary Rose #1 to production, drill and complete Mary Rose #3, drill an additional two developmental wells on our Eugene Island 10 (“Dutch”) and State of Louisiana (“Mary Rose”) prospects, and continue to build the associated platform and pipeline. Additionally, we have budgeted to drill at least one additional wildcat exploration offshore well.

We anticipate we will need a total of seven to nine wells to fully develop the Dutch and Mary Rose discoveries. The following capital expenditure descriptions are for the Company and its wholly-owned subsidiaries only, and do not include the capital expenditure descriptions for our partially-owned REX subsidiary. REX’s capital needs are provided by a private investment company pursuant to a $50.0 million demand note which is non-recourse to the Company, approximately $39.0 million of which is currently outstanding. We believe this REX Demand Note together with anticipated cash flows available to REX will provide REX with sufficient liquidity to meet its obligations.

Of the $32.1 million in offshore capital expenditures budgeted for the next nine months, we have budgeted to invest approximately $4.8 million to drill and complete Mary Rose #3, approximately $14.1 million to drill and complete two development wells on the Mary Rose prospect, approximately $9.4 million in platform and pipeline costs, and approximately $3.0 million to drill a wildcat exploration well. We have also budgeted to spend $0.8 million in delay rentals.

Contango and our partially owned subsidiary, REX, may need to raise additional debt and/or equity capital to supplement our internally generated cash flow to fund our offshore exploration and development program. There can be no assurance we or REX will be able to raise such additional capital.

Natural Gas and Oil Reserves

The following table presents our estimated net proved, developed producing natural gas and oil reserves and the pre-tax net present value of our reserves at December 31, 2007. Our onshore reserves were based on a reserve report generated by W.D. Von Gonten & Co. The offshore reserves were based on a reserve report generated by William M. Cobb & Associates, Inc. The pre-tax net present value is not intended to represent the current market value of the estimated natural gas and oil reserves we own.

The pre-tax net present value of future cash flows attributable to our proved reserves as of December 31, 2007 was determined by the December 31, 2007 prices of $6.94 per MMbtu for natural gas at Henry Hub and $96.62 per barrel of oil at West Texas Intermediate Posting, in each case before adjustments.

Proved Reserves as of December 31, 2007
Natural Gas (MMcf)	103,844
Oil, Condensate and NGL (MBbls)	4,401
Total proved reserves (Mmcfe)	130,250
Pre-tax net present value, SEC guidelines ($000)	$743,781

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

Credit Facility

On February 5, 2008, using the proceeds from its $68.0 million sale of Freeport LNG, the Company prepaid the $20.0 million outstanding under its three-year $20.0 million secured term loan facility with The Royal Bank of Scotland plc (the “RBS Facility”) and terminated the RBS Facility. At the time of prepayment and termination, the Company was in compliance with its financial covenants, ratios and other provisions. In addition to the $20.0 million in principal, the Company paid $342,292 in accrued but unpaid interest and prepayment penalties.

On February 5, 2008, the Company used additional proceeds from its $68.0 million sale of Freeport LNG and repaid the $20.0 million outstanding under its $60.0 million secured term loan agreement with a private investment firm (the “Term Loan Agreement”). The Company now has $60.0 million in borrowing availability. The Term Loan Agreement is secured with substantially all the assets of the Company. Borrowings under the Term Loan Agreement bear interest at 30 day LIBOR plus 5.0%. Accrued interest is due monthly. The Term Loan Agreement matures on June 30, 2009, but amounts borrowed may be prepaid at any time with no prepayment penalty. We pay a non-use fee in the amount of 1.50% per annum multiplied by such non-funded amount.

The Term Loan Agreement requires a minimum level of working capital and contains certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell certain assets, and pay dividends. Failure to maintain required working capital or comply with certain covenants in the Term Loan Agreement could result in a default and acceleration of all indebtedness under such credit facilities, as well as limit our ability to borrow additional funds. As of December 31, 2007, the Company was in compliance with its financial covenants, ratios and other provisions of the Term Loan Agreement.

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

The Company, since its inception in September 1999, has raised approximately $483.0 million in proceeds from 10 separate property sales. These sales bring forward future revenues and cash flows, but our longer term liquidity could be impaired to the extent our exploration efforts are not successful in generating new discoveries, production, revenues and cash flows. Additionally, our longer term liquidity could be impaired due to the decrease in our inventory of producing properties that could be sold in future periods. Further, as a result of these property sales the Company’s ability to collateralize bank borrowings is reduced which increases our dependence on more expensive mezzanine debt and potential equity sales. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations.

We assume additional risk as Operator in drilling high pressure wells in the Gulf of Mexico.

Contango Operators, Inc. (“COI”) is a wholly-owned subsidiary of the Company, formed for the purpose of drilling and operating exploration wells in the Gulf of Mexico. COI is currently the operator for our Dutch and Mary Rose discoveries. Although as a Company we have previously taken working interests in offshore prospects, our recent exploration discoveries are the first wells in which we have assumed the role of operator. Estimated drilling costs could be significantly higher if we encounter difficulty in drilling offshore exploration wells.

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

We depend upon the services of others to drill and complete our wells, and operate production platforms, pipelines, gas processing facilities and the infrastructure required to produce and market our natural gas, condensate and oil. As a result, we have no control over how frequently and how long our production is shut-in when production problems, weather and other production shut-ins occur. As we have ramped up production at our three Dutch wells, we have had to increase the production handling capacity of related downstream infrastructure necessary to produce these wells at their designed flow rates. As a consequence, we have incurred a number of production shut-ins which have negatively affected our near term revenues and cash flow.

Repeated production shut-ins can possibly damage our well bores.

Our Dutch #1, #2 and #3 well bores are required to be shut-in from time to time due to a combination of weather, mechanical problems and shut-ins necessary to upgrade and increase the production handling capacity at related downstream platform, gas processing and pipeline infrastructure. In addition to negatively impacting our near term revenues and cash flow, repeated production shut-ins could have the potential to damage our well bores if repeated excessively or not executed properly. The loss of a well bore due to damage could require us to drill additional wells to recover our reserves.

We are highly dependent on the lending availability of a single company.

Our $60.0 million Term Loan Agreement and REX’s $50.0 million demand note are with the same private investment firm. REX has borrowed approximately $39 million under its demand note as of February 4, 2008. Should the private investment firm encounter difficulties funding future requested advances, some portion or all of the capital that remains unfunded may no longer be available. In that case, we would be forced to seek alternative and possibly more expensive financing, which may or may not be available.

REX’s $50 million note is payable upon demand by the lender.

REX’s $50.0 million demand note with the private investment firm is payable upon demand. Should the private investment firm decide to call the note, REX does not have the funds available to repay its borrowings. In that case, REX would be forced to seek alternative and possibly more expensive financing, which may or may not be available, or risk losing the assets it has pledged as collateral.

We have outsourced the marketing of our production and the vast majority of our revenues are from one purchaser, Cokinos Energy Corporation.

A significant portion of the Company’s production is sold to Cokinos Energy Corporation. These sales to Cokinos Energy Corporation are secured with letters of credit.

Our capital exploration is focused on highly capital intensive prospect areas which increase our risk of incurring significant losses.

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

The proved reserves assigned to our Dutch and Mary Rose discoveries have only three producing well bores that, as of January 31, 2008, had only twelve months of production history. Reserve assessments based on only three well bores with limited production history are subject to greater risk of downward revision than multiple well bores from a mature producing reservoir.

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

Interest Rate and Credit Rating Risks. As of December 31, 2007, we had approximately $2.3 million in cash and cash equivalents. We consider all highly liquid debt instruments having an original maturity of 90 days or less to be cash equivalents.

Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of December 31, 2007, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the six months ended December 31, 2007, a 10% fluctuation in the prices received for natural gas and oil production would impact our revenues by approximately $3.5 million. It could also lead to impairment of our natural gas and oil properties.

Item 4.	Controls and Procedures

Kenneth R. Peak, our Chairman, Chief Executive Officer and Chief Financial Officer, together with our Controller and Treasurer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange

Act”), as of December 31, 2007. Based upon that evaluation, the Company’s management concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, Chief Executive Officer, Chief Financial Officer, Controller and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit Number	Description
2.1	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and REX Offshore Corporation, dated as of September 1, 2005. (1)

2.2	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and COE Offshore, LLC dated as of September 1, 2005. (1)

2.3	Purchase and Sale Agreement between Contango STEP, LP and Rosetta Resources Operating LP, dated April 28, 2006. (2)

2.4	Purchase and Sale Agreement between Contango Operators, Inc. and Rosetta Resources Offshore LLC, dated December 14, 2006. (3)

2.5	Asset Purchase Agreement by and among Petrohawk Energy Corporation and Contango Operators, Inc. (successor-in-interest to Contango Gas Solutions, L.P.), Alta Resources, L.L.C., GPM Energy, LLC, MND Partners, L.P. and TePee Petroleum Company, Inc., dated as of November 26, 2007. (4)

2.7	Asset Purchase Agreement by and among XTO Energy Inc. and Contango Operators, Inc., Alta Resources, L.L.C., GPM Energy, LLC, MND Partners, L.P. and TePee Petroleum Company, Inc., dated as of January 4, 2008. (5)

2.8	Partnership Interest Purchase Agreement by and among Turbo LNG LLC, Contango Sundance, Inc. and Osaka Gas Co., Ltd., as Guarantor, dated January 7, 2008. (6)

3.1	Certificate of Incorporation of Contango Oil & Gas Company. (7)

3.2	Bylaws of Contango Oil & Gas Company. (7)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (7)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (8)

4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (9)

4.2	Certificate of Designations, Preferences and Relative Rights and Limitations for Series E Perpetual Cumulative Convertible Preferred Stock of Contango Oil & Gas Company. (10)

4.3	Securities Purchase Agreement, dated as of May 11, 2007, among Contango Oil & Gas Company and the Purchasers named therein, relating to the Series E Perpetual Cumulative Convertible Preferred Stock. (10)

10.1	Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.2	Partial Assignment of Oil and Gas Leases between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.3	Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.4	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.5	Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of January 3, 2008. (11)

10.6	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.7	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.8	Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.9	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.10	Third Amendment to Term Loan Agreement, dated as of January 17, 2008, between Contango Oil & Gas Company, as Borrower, and Centaurus Capital LLC, as Lender. (12)

23.2	Consent of William M. Cobb & Associates, Inc. †

31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
1.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 2, 2005, as filed with the Securities and Exchange Commission on September 8, 2005.
2.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended March 31, 2006, dated May 15, 2006, as filed with the Securities and Exchange Commission.
3.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 14, 2006, as filed with the Securities and Exchange Commission on December 20, 2006.
4.	Filed as an exhibit to the Company’s report on Form 8-K, dated November 26, 2007, as filed with the Securities and Exchange Commission on November 29, 2007.
5.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2008, as filed with the Securities and Exchange Commission on January 10, 2008.
6.	Filed as an exhibit to the Company’s report on Form 8-K, dated February 5, 2008, as filed with the Securities and Exchange Commission on February 8, 2008.
7.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
8.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
9.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
10.	Filed as an exhibit to the Company’s report on Form 8-K, dated May 11, 2007, as filed with the Securities and Exchange Commission on May 17, 2007.
11.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 3, 2008, as filed with the Securities and Exchange Commission on January 9, 2008.
12.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 17, 2008, as filed with the Securities and Exchange Commission on January 24, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: February 11, 2008	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

Date: February 11, 2008	By:	/s/ LESIA BAUTINA
Lesia Bautina
Senior Vice President and Controller
(Principal Accounting Officer)