Form 10-Q
period 2008-03-31
CONTANGO OIL & GAS CO
filed 2008-05-12
CIK 1071993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The total number of shares of common stock, par value $0.04 per share, outstanding as of May 5, 2008 was 16,609,221.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED MARCH 31, 2008
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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31,	June 30,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$25,418,330	$6,177,618
Restricted cash	13,342,115	—
Short-term investments	—	2,200,576
Inventory tubulars	334,797	334,797
Accounts receivable:
Trade receivables	9,960,371	7,853,080
Advances to affiliates	4,846,312	5,259,191
Joint interest billings receivable	27,752,336	7,894,505
Other receivables	439,926	—
Prepaid capital costs	1,796,381	5,539,419
Income tax receivable	—	2,666,884
Investment in Freeport LNG Project	—	3,243,585
Other	770,928	255,788

Total current assets	84,661,496	41,425,443

PROPERTY AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	310,242,820	82,655,848
Unproved properties	14,610,412	22,012,054
Furniture and equipment	300,866	235,512
Accumulated depreciation, depletion and amortization	(8,049,731)	(3,584,618)

Total property and equipment, net	317,104,367	101,318,796

OTHER ASSETS:
Restricted cash	100,000,000	—
Cash and other assets held by affiliates	3,582,623	1,195,074
Investment in Contango Venture Capital Corporation	389,313	5,864,558
Deferred income tax asset	—	3,377,016
Facility fees and other assets	380,422	754,622

Total other assets	104,352,358	11,191,270

TOTAL ASSETS	$506,118,221	$153,935,509

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	June 30,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$19,253,051	$14,659,860
Joint interest advances	13,697,896	—
Accrued exploration and development	12,926,640	14,235,062
Advances from affiliates	4,047,896	3,417,103
Debt of affiliates	19,753,195	8,540,091
Income tax payable	22,139,613	—
Other accrued liabilities	2,025,371	1,417,279

Total current liabilities	93,843,662	42,269,395

LONG-TERM DEBT	—	20,000,000
DEFERRED TAX LIABILITY	94,893,058	—
ASSET RETIREMENT OBLIGATION	2,039,515	862,344

SHAREHOLDERS’ EQUITY:
Convertible preferred stock, 6%, Series E, $0.04 par value, 10,000 shares authorized, 3,600 shares issued and outstanding at March 31, 2008, liquidation preference of $18,000,000 at $5,000 per share; 6,000 shares issued and outstanding at June 30, 2007, liquidation preference of $30,000,000 at $5,000 per share	144	240
Common stock, $0.04 par value, 50,000,000 shares authorized, 18,931,064 shares issued and 16,346,064 outstanding at March 31, 2008, 18,539,807 shares issued and 15,964,807 outstanding at June 30, 2007	757,241	741,591
Additional paid-in capital	72,357,585	75,849,506
Accumulated other comprehensive income	—	715,659
Treasury stock at cost (2,585,000 shares at March 31, 2008; 2,575,000 shares at June 30, 2007)	(6,843,900)	(6,180,000)
Retained earnings	249,070,916	19,676,774

Total shareholders’ equity	315,341,986	90,803,770

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$506,118,221	$153,935,509

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
REVENUES:
Natural gas, oil and liquids sales	$20,779,574	$4,517,434	$47,256,798	$6,198,225

Total revenues	20,779,574	4,517,434	47,256,798	6,198,225

EXPENSES:
Operating expenses	1,482,578	110,129	3,159,695	297,184
Exploration expenses	4,261,686	253,741	5,171,795	1,141,803
Depreciation, depletion and amortization	4,077,017	771,064	6,002,997	1,012,854
Impairment of natural gas and oil properties	837,098	—	837,098	192,109
General and administrative expenses	2,209,844	2,371,076	5,307,486	4,900,017

Total expenses	12,868,223	3,506,010	20,479,071	7,543,967

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE OTHER INCOME AND INCOME TAXES	7,911,351	1,011,424	26,777,727	(1,345,742)

OTHER INCOME (EXPENSE):
Interest expense (net of interest capitalized)	(1,425,715)	(739,510)	(3,585,074)	(1,297,415)
Interest income	914,826	231,253	1,763,335	638,395
Gain (loss) on sale of assets and other	59,919,478	(677,580)	62,034,996	(1,994,265)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	67,319,940	(174,413)	86,990,984	(3,999,027)
Benefit (provision) for income taxes	(23,557,442)	61,095	(30,431,664)	1,313,431

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	43,762,498	(113,318)	56,559,320	(2,685,596)

DISCONTINUED OPERATIONS (NOTE 12)
Discontinued operations, net of income taxes	68,981,433	292,030	174,079,822	291,591

NET INCOME (LOSS)	112,743,931	178,712	230,639,142	(2,394,005)
Preferred stock dividends	345,000	22,222	1,245,000	314,722

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$112,398,931	$156,490	$229,394,142	$(2,708,727)

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$2.69	$(0.01)	$3.45	$(0.20)
Discontinued operations	4.28	0.02	10.85	0.02

Total	$6.97	$0.01	$14.30	$(0.18)

Diluted
Continuing operations	$2.56	$(0.01)	$3.30	$(0.20)
Discontinued operations	4.03	0.02	10.15	0.02

Total	$6.59	$0.01	$13.45	$(0.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,122,707	15,759,324	16,045,785	15,262,085

Diluted	17,127,187	16,068,154	17,155,007	15,262,085

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$56,559,320	$(2,685,596)
Plus income from discontinued operations, net of income taxes	174,079,822	291,591

Net income (loss)	230,639,142	(2,394,005)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	8,788,796	1,554,583
Impairment of natural gas and oil properties	837,098	192,109
Exploration expenditures	4,543,776	665,783
Deferred income taxes	98,655,429	(1,766,174)
Tax benefit from exercise/cancellation of stock options	(694,555)	(157,760)
Stock-based compensation	1,170,850	1,158,069
Loss (gain) on sale of assets and other	(322,798,205)	2,009,165
Changes in operating assets and liabilities:
Increase in accounts receivable and other	(2,107,291)	(4,565,186)
Increase in notes receivable	(250,000)	(783,824)
Increase in prepaid insurance	(608,923)	(290,275)
Increase in interest receivable	(563,681)	(114,282)
Increase in inventory	—	(139,972)
Increase (decrease) in accounts payable and advances from joint owners	20,830,169	(1,701,283)
Increase in other accrued liabilities	2,426,436	344,088
Increase in income taxes payable	25,501,052	157,760
Other	—	(14,900)

Net cash provided by (used in) operating activities	66,370,093	(5,846,104)

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(98,146,425)	(54,991,543)
Increase in restricted cash	(113,342,115)	—
Sale of short-term investments	2,200,576	18,472,327
Additions to furniture and equipment	(43,078)	(23,025)
Sale of assets	395,672,421	7,000,000
Sale/acquisition costs	(7,847,613)	—
Purchase of assets	(209,000,000)	—
Investment in Contango Venture Capital Corporation	(1,166,624)	(600,000)

Net cash used in investing activities	(31,672,858)	(30,142,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	20,000,000	20,000,000
Repayments under credit facility	(40,000,000)	—
Borrowings by affiliates	11,213,104	8,540,091
Preferred stock dividends	(1,245,000)	(314,722)
Repurchase/cancellation of stock options and warrants	(5,922,532)	(202,521)
Tax benefit from exercise/cancellation of stock options	694,555	157,760
Purchase of treasury shares	(663,900)	—
Proceeds from exercised options, warrants and others	580,760	434,755
Debt issuane/preferred shares costs	(113,510)	(336,509)

Net cash provided by (used in) financing activities	(15,456,523)	28,278,854
NET DECREASE IN CASH AND CASH EQUIVALENTS	19,240,712	(10,103,496)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,177,618	10,274,950

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,418,330	$171,454

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$2,542,034	$451,993

Cash paid for interest	$4,120,259	$1,657,488

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	For the Nine Months Ended March 31, 2008
						Accumulated
						Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Earnings	Equity	Income
Balance at June 30, 2007	6,000	$240	15,964,807	$741,591	$75,849,506	$715,659	$(6,180,000)	$19,676,774	$90,803,770
Exercise of stock options	—	—	56,000	2,240	391,410	—	—	—	393,650
Tax benefit of exercising stock options	—	—	—	—	60,848	—	—	—	60,848
Issuance of restricted common stock	—	—	331	13	90,357	—	—	—	90,370
Net income	—	—	—	—	—	—	—	6,171,470	6,171,470	6,171,470
Preferred stock dividends	—	—	—	—	—	—	—	(450,000)	(450,000)
Expense of stock options	—	—	—	—	306,138	—	—	—	306,138
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	(754,383)	—	—	(754,383)	(754,383)

Comprehensive income	—	—	—	—	—	—	—	—	—	$5,417,087

Balance at September 30, 2007	6,000	$240	16,021,138	$743,844	$76,698,259	$(38,724)	$(6,180,000)	$25,398,244	$96,621,863

Exercise of stock options	—	—	15,000	600	186,510	—	—	—	187,110
Tax benefit of exercising stock options	—	—	—	—	164,871	—	—	—	164,871
Issuance of restricted common stock	—	—	4,140	166	161,900	—	—	—	162,066
Net income	—	—	—	—	—	—	—	111,723,741	111,723,741	111,723,741
Preferred stock dividends	—	—	—	—	—	—	—	(450,000)	(450,000)
Expense of stock options	—	—	—	—	306,138	—	—	—	306,138
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	762,810	—	—	762,810	762,810

Comprehensive income	—	—	—	—	—	—	—	—	—	$117,903,638

Balance at December 31, 2007	6,000	$240	16,040,278	$744,610	$77,517,678	$724,086	$(6,180,000)	$136,671,985	$209,478,599

Treasury shares at cost	—	—	(10,000)	—	—	—	(663,900)	—	(663,900)
Conversion of Series E	(2,400)	(96)	315,786	12,631	(12,535)	—	—	—	—
Tax benefit of cancelled stock options	—	—	—	—	468,836	—	—	—	468,836
Cancellation of options and warrants	—	—	—	—	(5,922,532)	—	—	—	(5,922,532)
Net income	—	—	—	—	—	—	—	112,743,931	112,743,931	112,743,931
Preferred stock dividends	—	—	—	—	—	—	—	(345,000)	(345,000)
Expense of stock options	—	—	—	—	306,138	—	—	—	306,138
Realized loss on available for sale securities, net of tax	—	—	—	—	—	(724,086)	—	—	(724,086)	(724,086)

Comprehensive income	—	—	—	—	—	—	—	—	—	$229,923,483

Balance at March 31, 2008	3,600	$144	16,346,064	$757,241	$72,357,585	$—	$(6,843,900)	$249,070,916	$315,341,986

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission, including instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2007. The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.
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
     When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a cost center basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. For the three months ended March 31, 2008, the Company recorded an impairment charge of $837,098. Of this amount, $245,361 relates to the expiration of two lease blocks at our partially-owned subsidiary, Contango Offshore Exploration LLC; Vioska Knoll 167 and Vermillion 231, and $591,737 relates to the Company’s 4,000 net mineral acres in the West Texas Barnett Shale play in Jeff Davis and Reeves Counties, Texas.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified its two Arkansas Fayetteville shale sales as discontinued operations. An integral and on-going part of our business strategy is to sell our proved reserves from time to time in order to generate additional capital to reinvest in our onshore and offshore exploration programs. Thus, it is our intent to remain an independent natural gas and oil company engaged in the exploration, production, and acquisition of natural gas and oil.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of March 31, 2008, the Company had approximately $25.4 million in cash and cash equivalents, of which approximately $16.1 million was invested in highly liquid AAA-rated tax exempt money market funds.
     Restricted Cash. The Company classifies cash balances as restricted cash when cash is restricted as to withdrawal or usage. As of March 31, 2008, the Company had approximately $113.3 million classified as restricted cash, pertaining to funds deposited in escrow to use in a like-kind exchange under Section 1031 of the U.S. federal tax code. The Company intends to use $100.0 million of these funds to acquire noncurrent assets. Accordingly, the restricted cash to be used for this purpose is classified as long term on the balance sheet.
     Principles of Consolidation. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly-owned subsidiaries are fully consolidated. Exploration and development subsidiaries not wholly owned, such as 44.92% owned Republic Exploration LLC (“REX”) and 76.0% owned Contango Offshore Exploration LLC (“COE”) are not controlled by the Company and are proportionately consolidated.
     Upon the formation of REX, Contango was the only owner that contributed cash, and under the terms of the limited liability company agreement, was entitled to all of REX’s assets and liabilities until REX expended all of the Company’s initial cash contribution. The Company therefore consolidated 100% of REX’s net assets and results of operations. During the quarter ended December 31, 2002, REX completed exploration activities to fully expend the Company’s initial cash contribution, thereby enabling each owner to share in the net assets of REX based on their stated ownership percentages. Commencing with the quarter ended December 31, 2002, the Company began consolidating 33.3% of the net assets and results of operations of REX. The reduction of our ownership in the net assets of REX resulted in a non-cash exploration expense of approximately $4.2 million. The other owners of REX contributed seismic data and related geological and geophysical services in exchange for their ownership interest.
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
     On January 3, 2008, one of the members of REX exchanged its membership interest in REX for a direct working interest in the Company’s Eugene Island 10 (“Dutch”) and State of Louisiana (“Mary Rose”) discoveries. As a result of this distribution, all of the member’s ownership interests were adjusted, and the Company’s new membership interest in REX was adjusted to 44.92%. In connection with this distribution, the member that exchanged its ownership interest pre-paid approximately $2.0 million of debt which REX had outstanding under a demand promissory note with a private investment company.
     Contango’s 33% ownership of Moblize Inc. (“Moblize”) is currently accounted for using the equity method. Under the equity method, only Contango’s investment in and amounts due to and from the equity investee were included in the consolidated balance sheet.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Recent Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R) (“SFAS 141(R)”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements”. These statements require most identifiable assets, liabilities and noncontrolling interests to be recorded at full fair value and require noncontrolling interests to be reported as a component of equity. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141(R) will be applied to business combinations occurring after the effective date and SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the provisions of SFAS 141(R) and SFAS 160 and assessing the impact, if any, they may have on our financial position and results of operations.
     Effective July 1, 2009, the FASB issued SFAS No. 157-2 (“SFAS 157-2”), “Effective Date of FASB Statement No. 157”. This pronouncement defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  An entity that has issued interim or annual financial statements reflecting the application of the measurement and disclosure provisions of SFAS 157 prior to February 12, 2008, must continue to apply all provisions of SFAS 157.  We are currently evaluating the impact of our adoption of SFAS 157-2 on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS 159 to fiscal years preceding the date of adoption. We are currently evaluating the impact that SFAS 159 may have on our financial position, results of operations and cash flows.
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
     Stock-Based Compensation. Effective July 1, 2001, the Company adopted the fair value based method prescribed in SFAS No. 123, “Accounting for Stock Based Compensation”. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes option-pricing model. Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”. Prior to the adoption of SFAS 123(R), the Company presented all benefits from the exercise of share-based compensation as operating cash flows in the statement of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) to be classified as financing cash flows. The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model. No options were granted for the three months ended March 31, 2008. For the three months ended March 31, 2007, the following weighted-average assumptions were used: (i) risk-free interest rate of 5.0 percent; (ii) expected life of five years; (iii) expected volatility of 56.0 percent and (iv) expected dividend yield of zero percent.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Under the Company’s 1999 Stock Incentive Plan, as amended (the “1999 Plan”), the Company’s Board of Directors may also grant restricted stock awards to officers or other employees of the Company. Restricted stock awards made under the 1999 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board.  Restricted stock awards generally vest over a period of three years. Grants of service-based restricted stock awards are valued at our common stock price at the date of grant. The Company did not grant options or shares of restricted stock to any officer or director for the three months ended March 31, 2008. For the three months ended March 31, 2007, the Company granted 200,000 options to the Chairman and CEO at a fair value of $11.25 per option, to be expensed over the vesting period. During the nine months ended March 31, 2008 and 2007, the Company recorded stock-based compensation charges of approximately $1.2 million for each period, to general and administrative expense for restricted stock and option awards previously granted.
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
4. Customer Concentration Credit Risk
     The majority of the Company’s revenues for the nine months ended March 31, 2008 resulted from natural gas and oil sales to a single customer, Cokinos Energy Corporation. The receivables associated with these revenues are secured with letters of credit. We believe the loss of this purchaser would not have a material effect on our financial position or results of operations since there are numerous potential purchasers of our production.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
5. Net Income (Loss) per Common Share
     A reconciliation of the components of basic and diluted net income (loss) per share of common stock is presented in the tables below.

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
		Weighted			Weighted
		Average	Per		Average		Per
	Income	Shares	Share	Income/(Loss)	Shares		Share
Net income (loss) attributable to common stock	$43,417,498	16,122,707	$2.69	$(135,540)	15,759,324		$(0.01)
Discontinued operations, net of income taxes	$68,981,433	16,122,707	$4.28	$292,030	15,759,324		$0.02

Basic Earnings per Share:
Net income attributable to common stock	$112,398,931	16,122,707	$6.97	$156,490	15,759,324		$0.01

Effect of Potential Dilutive Securities:
Stock options	—	305,003	—	—	308,830		—
Series D preferred stock	—	—	—	(a )	(a	)	—
Series E preferred stock	$345,000	699,477	$0.49	—	—		—

Net income (loss), from continuing operations,	$43,762,498	17,127,187	$2.56	$(135,540)	16,068,154		$(0.01)
Discontinued operations, net of income taxes	$68,981,433	17,127,187	$4.03	$292,030	16,068,154		$0.02

Diluted Earnings per Share:
Net income, attributable to common stock	$112,743,931	17,127,187	$6.59	$156,490	16,068,154		$0.01

Anti-dilutive Securities:
Series D preferred stock	$—	—		$22,222	140,740		$0.16

(a)	Anti-dilutive.

	Nine Months Ended			Nine Months Ended
	March 31, 2008			March 31, 2007
		Weighted			Weighted
		Average	Per		Average		Per
	Income	Shares	Share	Loss	Shares		Share
Net income (loss) attributable to common stock	$55,314,320	16,045,785	$3.45	$(3,000,318)	15,262,085		$(0.20)
Discontinued operations, net of income taxes	$174,079,822	16,045,785	$10.85	$291,591	15,262,085		$0.02

Basic Earnings per Share:
Net income (loss) attributable to common stock	$229,394,142	16,045,785	$14.30	$(2,708,727)	15,262,085		$(0.18)

Effect of Potential Dilutive Securities:
Stock options	—	349,747	—	—	(a	)	—
Series D preferred stock	—	—	—	(a )	(a	)	—
Series E preferred stock	$1,245,000	759,475	$1.64	—	—		—

Net income (loss), from continuing operations,	$56,559,320	17,155,007	$3.30	$(3,000,318)	15,262,085		$(0.20)
Discontinued operations, net of income taxes	$174,079,822	17,155,007	$10.15	$291,591	15,262,085		$0.02

Diluted Earnings per Share:
Net income (loss), attributable to common stock	$230,639,142	17,155,007	$13.45	$(2,708,727)	15,262,085		$(0.18)

Anti-dilutive Securities:
Series D preferred stock	$—	—		$314,722	833,330		$0.38

(a)	Anti-dilutive.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
     The Company files income tax returns in the United States and various state jurisdictions. The Company’s tax returns for 2005, 2006 and 2007 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed.
7. Contango Venture Capital Corporation
     In March 2008, Contango Venture Capital Corporation (“CVCC”), our wholly-owned subsidiary, sold its direct and indirect investments in Gridpoint, Inc., Trulite, Inc., Protonex Technology Corporation, Jadoo Power Systems, Contango Capital Partners Fund, L.P. and Contango Capital Partnership Management, LLC for $3.4 million, recognizing a loss of approximately $2.9 million for the three months ended March 31, 2008. CVCC’s only remaining alternative energy investment was Moblize, Inc. (“Moblize”), in which the Company had invested $1.2 million in exchange for 648,648 shares of Moblize convertible preferred stock, which represents an approximate 33% ownership interest.
     During the quarter ended March 31, 2008, the Company attempted to sell its interest in Moblize but could not find a purchaser. In March 2008, the Company determined that Moblize was partially impaired, and wrote down the investment to $0.6 million, recognizing a loss of $0.6 million for the three months ended March 31, 2008.
8. Series E Perpetual Cumulative Convertible Preferred Stock
     On May 17, 2007, we sold $30.0 million of our Series E preferred stock to a group of private investors. The Series E preferred stock is perpetual and cumulative, is senior to our common stock and is convertible at any time into shares of our common stock at a price of $38.00 per share. Each record holder of Series E preferred stock is entitled to one vote per share for each share of common stock into which each share of Series E preferred stock is convertible. The dividend on the Series E preferred stock can be paid quarterly in cash at a rate of 6.0% per annum or paid-in-kind at a rate of 7.5% per annum. Our registration statement filed with the Securities and Exchange Commission, covering the 789,468 shares of common stock issuable upon conversion of the Series E preferred stock was declared effective on September 12, 2007. Net proceeds associated with the private placement of the Series E preferred stock was approximately $28.8 million, net of stock issuance costs.
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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     As of March 31, 2008, four Series E preferred stockholders had voluntarily elected to convert a total of 2,400 shares of Series E preferred stock to 315,786 shares of common stock, par value $0.04 per share. The converted shares of Series E preferred stock had a face value of $12.0 million.
9. Long-Term Debt
     As of March 31, 2008, the Company had no debt outstanding. The Company prepaid the $20.0 million it had outstanding under a three-year $20.0 million secured term loan facility with The Royal Bank of Scotland plc (the “RBS Facility”) on February 5, 2008, and terminated the RBS Facility. The Company paid an additional $342,292 in accrued and unpaid interest and prepayment fees.
     On February 6, 2008, the Company pre-paid the $20.0 million it had outstanding under its secured term loan agreement with a private investment firm (the “Term Loan Agreement”). The commitments to fund under the Term Loan Agreement were increased from $30.0 million to $60.0 million on January 17, 2008. The Term Loan Agreement is secured with substantially all the assets of the Company. Borrowings under the Term Loan Agreement bear interest at 30 day LIBOR plus 5.0%. Accrued interest is due monthly and the Term Loan Agreement matures on June 30, 2009, but we may prepay at any time with no prepayment penalty. We pay a non-use fee in the amount of 1.50% per annum multiplied by such non-funded amount.
     The Term Loan Agreement requires a minimum level of working capital and contains certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell certain assets, and pay dividends. Failure to maintain required working capital or comply with certain covenants in the Term Loan Agreement could result in a default and funds not being available for borrowing. As of March 31, 2008, the Company was in compliance with its financial covenants, ratios and other provisions of the Term Loan Agreement.
10. Acquisitions
     Dutch and Mary Rose
     On January 3, 2008, the Company acquired additional working interests in the Eugene Island 10 (“Dutch”) and State of Louisiana (“Mary Rose”) discoveries in a like-kind exchange, using escrowed funds from the sale of its Western core Fayetteville Shale properties. The Company purchased an additional 8.33% working interest and 6.67% net revenue interest in Dutch and an additional average 9.11% working interest and 6.67% net revenue interest in Mary Rose from three different companies for $200 million. We allocated 60%, or $120.0 million, of the purchase price to Dutch, and the remaining 40%, or $80.0 million, to Mary Rose. Of these three companies, one of them was the managing member of REX, who exchanged an ownership interest in REX for a direct working interest in Dutch and Mary Rose. The Company purchased a 2.45% working interest in Dutch and a 2.68% working interest in Mary Rose from this company for approximately $58.9 million. The effective date of the transactions was January 1, 2008.
     On February 8, 2008, the Company acquired a 0.3% overriding royalty interest in the Dutch and Mary Rose discoveries for $9.0 million in a like-kind exchange, using escrowed funds from the sale of its Eastern core Fayetteville Shale properties. We allocated 60%, or $5.4 million, of the purchase price to Dutch, and the remaining 40%, or $3.6 million, to Mary Rose.
Pro Forma Results
     The unaudited pro forma results presented below for the nine months ended March 31, 2008 and 2007 have been prepared to give effect to our 2008 acquisitions on our results of operations under the purchase method of accounting as if they had been consummated on July 1, 2007 and July 1, 2006. The unaudited pro forma results do not purport to represent what our results of operations actually would have been if these acquisitions had in fact occurred on such date or to project our results of operations for any future date or period. The results of our 2008 acquisitions for the three months ended March 31, 2008 are reflected in our revenues, net income, and earnings per share in our presented Consolidated Statements of Operations. The results for the three months ended March 31, 2007 are not material.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Nine Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Pro Forma:
Revenues	$51,957,274	$7,014,121
Net income (loss)	$59,446,827	$(2,176,935)
Basic earnings per share	$3.63	$(0.16)
Diluted earnings per share	$3.47	$(0.16)
11. Related Party Transactions
     As of March 31, 2008, REX was party to a Demand Promissory Note (the “REX Demand Note”) with a private investment firm which was non-recourse to Contango. Under the terms of the REX Demand Note, REX could borrow up to $50.0 million at a per annum rate of 11.5% for the first advance, and a per annum rate of LIBOR plus 6.0% for each additional advance. All advances were payable in full on the earlier of October 26, 2008 or upon demand. As of January 1, 2008, REX had borrowed $41.0 million under the REX Demand Note. On January 3, 2008, in connection with our acquisition of additional working interests in Dutch and Mary Rose, one of the members of REX repaid approximately $2.0 million of the $41.0 million of debt REX had outstanding under the REX Demand Note. On March 20, 2008, REX borrowed an additional $5.0 million under the REX Demand Note. The Company was not a party to or guarantor of the REX Demand Note, but as a result of our proportionate consolidation of REX, approximately $19.8 million is reflected as a current liability on our balance sheet as of March 31, 2008. The REX Demand Note was secured by substantially all the assets of REX. For the three months ended March 31, 2008, the Company’s proportionate share of such interest expense was approximately $0.5 million.
     On February 13, 2008, the Company’s Board of Directors approved the purchase of an aggregate of 99,333 stock options from three officers of the Company and one member of its Board of Directors for approximately $5.9 million, in the aggregate. The Board also approved the purchase of 10,000 shares of common stock from one member of its Board of Directors for approximately $0.7 million. All purchases were completed during the three months ended March 31, 2008. The Company does not have a program to repurchase shares of our common stock.
12. Sale of Properties — Discontinued Operations
     On December 21, 2007, the Company completed the sale of its Western core Arkansas Fayetteville Shale properties to Petrohawk Energy Corporation for $199.2 million. The sale was effective October 1, 2007. The Company sold approximately 14,200 acres with 6.4 million cubic feet per day of production, net to Contango, and recognized a gain of approximately $156.4 million for the nine months ended March 31, 2008 as a result of this sale. As of December 31, 2007, the Company continued to own approximately 11,200 acres in the Eastern core Arkansas Fayetteville Shale, net to Contango, which were not part of the sale transaction.
     On January 30, 2008, the Company completed the sale of its Eastern core Arkansas Fayetteville Shale properties to XTO Energy, Inc. for approximately $128.0 million, with an effective date of December 1, 2007. The Eastern core Arkansas Fayetteville Shale properties had a net carrying amount of approximately $16.9 million as of December 31, 2007. The Company recognized a gain of approximately $106.4 million for the nine months ended March 31, 2008 as a result of this sale.
     In accordance with SFAS 144, we classified these property sales as discontinued operations in our financial statements for all periods presented.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The summarized financial results for discontinued operations for the periods ended March 31, 2008 and 2007 are as follows:
Operating Results:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues	(255,486)	898,586	8,641,857	1,260,508
Operating expenses	(12,143)	(170,173)	(968,903)	(260,769)
Depletion expenses	—	(279,136)	(2,785,799)	(541,729)
Exploration expenses	—	—	47,280	(9,408)
Gain on sale of discontinued operations	106,392,910	—	262,880,675	—

Gain before income taxes	106,125,281	449,277	267,815,110	448,602
Provision for income taxes	(37,143,848)	(157,247)	(93,735,288)	(157,011)

Gain from discontinued operations, net of income taxes	$68,981,433	$292,030	$174,079,822	$291,591

13. Freeport LNG Development, L.P.
     On February 5, 2008, the Company sold its 10% limited partnership interest in Freeport LNG for $68.0 million to an affiliate of Osaka Gas Company Ltd. The Company recognized a gain on sale of approximately $63.4 million.
14. Subsequent Events
     On April 1, 2008, REX borrowed an additional approximately $6.0 million under the REX Demand Note, bringing the total amount outstanding under the REX Demand Note to $50.0 million.
     On April 3, 2008, the members of REX entered into an Amended and Restated Limited Liability Company Agreement (the “REX LLC Agreement”), effective as of April 1, 2008, to, among other things, distribute REX’s interest in Dutch and Mary Rose to the individual members of REX or their designees. In connection with this distribution, REX repaid in full all amounts owing by REX to a private investment firm under the REX Demand Note, and all security interests and other liens granted in favor of such private investment firm as security for the obligations under the REX Demand Note have been released and terminated. The Company’s portion of such repayment was approximately $22.5 million.
     Effective April 1, 2008, in connection with the REX LLC Agreement, the Company sold a portion of its membership interest in REX to an existing owner for approximately $0.8 million. As a result of the sale, the Company’s equity ownership interest in REX has decreased to 32.3%, effective April 1, 2008.
     On April 3, 2008, the Company acquired additional working interests in the Dutch and Mary Rose discoveries in a like-kind exchange, using escrowed funds from the sale of its Eastern core Fayetteville Shale properties. The Company purchased an additional 4.17% working interest and 3.33% net revenue interest in Dutch and an additional average 4.56% working interest and 3.33% net revenue interest in Mary Rose from two different companies for $100 million. The estimated proved reserves purchased were 21 billion cubic feet equivalent. The effective date of the transaction is January 1, 2008.
     On April 24, 2008, one of our Series E preferred stockholders voluntarily elected to convert a total of 2,000 shares of Series E preferred stock to 263,157 shares of common stock.

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
          Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These factors include among others:
•	Low and/or declining prices for natural gas and oil

•	Natural gas and oil price volatility

•	Operational constraints, start-up delays and production shut-ins at both operated and non-operated production platforms, pipelines and gas processing facilities

•	The risks associated with acting as the operator in drilling deep high pressure wells in the Gulf of Mexico

•	The risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes, especially in prospects in which the Company has made a large capital commitment relative to the size of the Company’s capitalization structure

•	The timing and successful drilling and completion of natural gas and oil wells

•	Availability of capital and the ability to repay indebtedness when due

•	Availability of rigs and other operating equipment

•	Ability to raise capital to fund capital expenditures

•	Timely and full receipt of sale proceeds from the sale of our production

•	The ability to find, acquire, market, develop and produce new natural gas and oil properties

•	Interest rate volatility

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures

•	Operating hazards attendant to the natural gas and oil business

•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance

•	Potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps

•	Weather

•	Availability and cost of material and equipment

•	Delays in anticipated start-up dates

•	Actions or inactions of third-party operators of our properties

•	Actions or inactions of third-party operators of pipelines or processing facilities

•	The ability to find and retain skilled personnel

•	Strength and financial resources of competitors

•	Federal and state regulatory developments and approvals

•	Environmental risks

•	Worldwide economic conditions

•	The ability to construct and operate offshore infrastructure, including pipeline and production facilities

•	Successful commercialization of alternative energy technologies

•	Drilling and operating costs, production rates and ultimate reserve recoveries in our Eugene Island 10 (“Dutch”) and State of Louisiana (“Mary Rose”) acreage.

•	The ability of our working interest partners to fund their working interest commitment in our Dutch and Mary Rose development.
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
     On February 5, 2008, the Company sold its 10% limited partnership interest in Freeport LNG Development, L.P. (“Freeport LNG”), a limited partnership formed to develop, construct and operate a 1.75 billion cubic feet per day (“Bcf/d”) liquefied natural gas (“LNG”) receiving terminal in Freeport, Texas, for $68 million. This property was held by Contango Sundance, Inc. (“Sundance”), a wholly-owned subsidiary of the Company. The Company had invested approximately $3.2 million and recognized a gain on sale of approximately $63.4 million for the three months ended March 31, 2008.
     As further discussed under “Onshore Exploration and Properties — Arkansas Fayetteville Shale” below, the Company sold its Arkansas Fayetteville Shale properties for approximately $327.2 million within the past six months. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” we classified these property sales as discontinued operations for all periods presented.
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
     Structuring incentives to drive behavior.  We believe that equity ownership aligns the interests of our partners, employees, and stockholders. Our directors and executive officers beneficially own or have voting control over approximately 23% of our common stock.
Exploration Alliance with JEX
     Alliance with JEX. JEX is a private company formed for the purpose of assembling domestic natural gas and oil prospects. Under our agreement with JEX, JEX generates natural gas and oil prospects and evaluates exploration prospects generated by others. JEX focuses on the Gulf of Mexico, and generates offshore exploration prospects via our affiliated companies, REX and COE (see “Offshore Gulf of Mexico Exploration Joint Ventures” below).
Onshore Exploration and Properties
Arkansas Fayetteville Shale

     On December 21, 2007, the Company completed the sale of its Western core Arkansas Fayetteville Shale properties to Petrohawk Energy Corporation for $199.2 million. The sale was effective October 1, 2007. The Company sold approximately 14,200 acres with 6.4 million cubic feet per day (“Mmcf/d”) of production, net to Contango. The Company recognized a gain of approximately $156.4 million for the nine months ended March 31, 2008 as a result of this sale.
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
     In addition, the Eastern core contained 62 wells in which the Company had been integrated by a third party independent oil and gas exploration company (the “Integrated Wells”). Of these 62 Integrated Wells, 34 were producing. The 8/8ths production rate for 30 of these 34 producing Integrated Wells was 20.4 Mmcf/d as of December 31, 2007 (approximately 1.1 Mmcf/d, net to Contango). Production data for the remaining four producing Integrated Wells was not available. The remaining 28 Integrated Wells were either being drilled or were expected to be drilled over the next several months. The Company recognized a gain of approximately $106.4 million for the nine months ended March 31, 2008 as a result of this sale.
Texas and Louisiana
     The Company currently has an interest in two on-shore wells. The Alta-Ellis #1 is currently producing at a rate of 1.8 million cubic feet equivalent per day (“Mmcfe/d”) in Texas, and the Temple Inland #1 is currently producing at a rate of approximately 0.9 Mmcfe/d in Louisiana.
Offshore Gulf of Mexico Exploration Joint Ventures
     Contango directly and through affiliated companies conducts exploration activities in the Gulf of Mexico. As of May 5, 2008, Contango and its affiliates have interests in 69 offshore leases. See “Offshore Properties” below for additional information on our offshore properties.
     Republic Exploration LLC.  Effective April 1, 2008, the Company sold a portion of its ownership interest in REX to an existing owner for approximately $0.8 million. As a result of the sale, the Company’s equity ownership interest in REX has decreased to 32.3%, effective April 1, 2008.
     On April 3, 2008, the members of REX entered into an Amended and Restated Limited Liability Company Agreement (the “REX LLC Agreement”), effective as of April 1, 2008, to, among other things, distribute REX’s interest in Dutch and Mary Rose to the individual members of REX or their designees. In connection with this distribution, REX repaid in full all amounts owing by REX to a private investment firm under the REX Demand Note, and all security interests and other liens granted in favor of such private investment firm as security for the obligations under the REX Demand Note have been released and terminated. The Company’s portion of such repayment was approximately $22.5 million.
     On March 19, 2008, REX was the apparent high bidder on one lease block at the Central Gulf of Mexico Lease Sale #206. REX bid $310,999 on Eugene Island 56. An apparent high bid (“AHB”) gives the bidding party priority in award of offered tracks, notwithstanding the fact that the Minerals Management Service (“MMS”) may reject all bids for a given tract. The MMS review process can take up to 90 days on some bids. Upon completion of that process, final results for all AHB’s will be known.
     On March 12, 2008, the Company announced that its wildcat exploration well at High Island A198, a REX prospect, was determined to be a dry hole, at a cost of approximately $4.0 million. The well has been plugged and abandoned.

     On March 7, 2008, REX elected to convert its 3.67% overriding royalty interest to an undivided 25% working interest in West Delta 36. REX also has a 20% net revenue interest in this well.
     On January 1, 2008, REX was awarded High Island 263 for $1.75 million and High Island A38 for $1.1 million. REX had previously bid for these leases at the Western Gulf of Mexico Lease Sale No. 204 in August 2007. On December 1, 2007, REX was awarded Eugene Island 11, as part of Central Gulf of Mexico Lease Sale No. 205.
     Contango Offshore Exploration LLC.  Grand Isle 72 (“Liberty”), a COE prospect, began producing in March 2007 and as of May 5, 2008 was producing at an 8/8ths rate of approximately 0.4 Mmcfe/d. As of March 31, 2008, COE had invested approximately $5.5 million (approximately $4.2 million net to Contango) to drill and complete Grand Isle 72, including pipeline and production facility costs.

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
     Non-Operated Offshore Wells. The Company, through its partially-owned REX and COE subsidiaries, has net revenue interests in three producing offshore blocks: Ship Shoal 358, West Delta 36 and Eugene Island 113-B. The Company depends on third-party operators for the operation and maintenance of these production platforms. As of May 5, 2008, Ship Shoal 358, in which the Company has a 5.8% net revenue interest, was producing at an 8/8ths rate of approximately 3.8 Mmcfe/d. West Delta 36, in which the Company has a 6.46% net revenue interest, was producing at an 8/8ths rate of approximately 10.9 Mmcfe/d, and Eugene Island 113-B, in which the Company has a 1.1% net revenue interest, was producing at an 8/8ths rate of approximately 1.7 Mmcfe/d.
Contango Resources Company
     Contango Resources Company (“CRC”), a wholly-owned subsidiary of the Company, was formed for the purpose of holding the direct working interest in Dutch and Mary Rose that was distributed by REX on April 3, 2008. REX distributed a 20.80% working interest in Dutch and a 23.82% working interest in Mary Rose to CRC. The Company’s remaining interest in Dutch and Mary Rose is held by COI. The Company plans to transfer all of COI’s interest in Dutch and Mary Rose to CRC, and qualify CRC as the operator of Dutch and Mary Rose.
     The Company’s Board of Directors has authorized its financial advisor, Merrill Lynch & Co., to obtain proposals for the purchase of the Company’s Dutch and Mary Rose discoveries in the Gulf of Mexico. Any possible sale or restructuring is subject to mutually acceptable terms and conditions, mutually satisfactory documentation, the consent and approval of third parties and governmental authorities, the approval of the Contango Board of Directors and, if necessary, Contango shareholders. If Contango obtains an acceptable proposal to acquire its Dutch and Mary Rose discoveries, the disposition would likely be structured through the sale of Contango by its shareholders, with the potential purchaser acquiring the stock of Contango Oil & Gas Company and CRC.
     The Company’s remaining assets would be simultaneously spun-off to our shareholders through our current subsidiary, Contango Energy Company. This structure would allow Contango shareholders to maintain an interest in any future exploration efforts at our other Gulf of Mexico leases.
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
     Current Activities. On April 29, 2008, the Company announced a successful development well at its Mary Rose #2 location in Louisiana state waters and announced that production had begun on its Mary Rose #1 and Mary Rose #3 wells. The Mary Rose #1 and #3 wells flow into the Company’s recently completed production platform at Eugene Island 11, and through its associated pipeline into the ANR Pipeline Company facilities at Eugene Island 63. The platform and pipeline have been designed with a capacity of 300 Mmcf/d and 6,000 barrels of oil per day (“Bbls/d”) and will process and transport anticipated production from four to six wells. As of May 5, 2008, Mary Rose #1 and Mary Rose #3 were producing at a combined 8/8ths production rate of approximately 88.5 Mmcfe/d. (approximately 35.0 Mmcfe/d net to Contango). As of March 31, 2008, the Company had invested approximately $5.2 million to drill and complete Mary Rose #1 and $5.8 million to drill and complete Mary Rose #3. As of March 31, 2008, the Company had invested approximately $3.2 million to drill Mary Rose #2 and approximately $4.1 million to build the platform and pipeline.
     The Company is currently completing its Mary Rose #2 development well. The Company’s net revenue interest in this well is approximately 38.67%. Additionally, the Company is currently drilling its Mary Rose #4 exploration well, in which we have a net revenue interest of approximately 25.5%. Upon completion of Mary Rose #2 and if successful at Mary Rose #4, both wells will flow into the Company’s platform at Eugene Island 11.
     On April 3, 2008, COI acquired additional working interests in the Eugene Island 10 (“Dutch”) and State of Louisiana (“Mary Rose”) discoveries in a like-kind exchange, using escrowed funds from the sale of its Eastern core Fayetteville Shale properties. COI purchased an additional 4.17% working interest and 3.33% net revenue interest in Dutch and an additional average 4.56% working interest and 3.33% net revenue interest in Mary Rose from three different companies for $100 million. The estimated proved reserves purchased were 21 billion cubic feet equivalent (“Bcfe”). The effective date of the transaction is January 1, 2008. On February 8, 2008, COI purchased an additional 0.3% overriding royalty interest in the Dutch and Mary Rose discoveries for $9.0 million in a like-kind exchange, using escrowed funds from the sale of its Eastern core Fayetteville Shale properties.
     On January 3, 2008, COI purchased an additional 8.33% working interest and 6.67% net revenue interest in Dutch and an additional average 9.11% working interest and 6.67% net revenue interest in Mary Rose from three different companies for $200 million, in a like-kind exchange, using escrowed funds from the sale of its Western core Fayetteville Shale properties. The estimated proved reserves purchased were 29 Bcfe. The effective date of the transaction is January 1, 2008. As of May 5, 2008, the Company had a 47.05% working interest and 38.12% net revenue interest in Dutch, and an average 53.21% working interest and 39.00% net revenue interest in Mary Rose.
     Effective February 1, 2008, the Company sold COI’s overriding royalty interest in Eugene Island 113-B, Ship Shoal 358 and Grand Isle 72 to JEX for $164,400.
     Our three Dutch wells flow to a platform at Eugene Island 24, which is owned and operated by a third party. This platform recently underwent facility upgrades, at a cost of approximately $1.0 million, net to Contango, to permit us to increase the 8/8ths platform production capacity available to Contango and its partners for the three Dutch wells to 100 Mmcf/d and 2,000 Bbls/d. As of May 5, 2008, our three Dutch wells were flowing at a combined 8/8ths production rate of approximately 73.0 Mmcfe/d (approximately 27.8 Mmcfe/d net to Contango).
     The Company’s independent third party engineer estimates the Dutch and Mary Rose discoveries to have total proved reserves of 635.2 Bcfe (231.7 Bcfe net to Contango).

Offshore Properties
     Producing Properties. The following table sets forth the interests owned by Contango and related entities in the Gulf of Mexico which are producing natural gas or oil as of May 5, 2008:

Area/Block	WI	NRI	Status
Contango Operators, Inc.:
Eugene Island 10 #1	26.3%	21.0%	Producing
Eugene Island 10 #2	26.3%	21.0%	Producing
Eugene Island 10 #3	26.3%	21.0%	Producing
S-L 18640 #1	29.4%	22.0%	Producing
S-L 19266 #2	29.4%	21.1%	Producing

Contango Resources Company:
Eugene Island 10 #1	20.8%	16.6%	Producing
Eugene Island 10 #2	20.8%	16.6%	Producing
Eugene Island 10 #3	20.8%	16.6%	Producing
S-L 18640 #1	23.8%	17.9%	Producing
S-L 19266 #2	23.8%	17.1%	Producing

Contango Offshore Exploration LLC:
Ship Shoal 358, A-3 well	10.0%	7.7%	Producing
Grand Isle 72	50.0%	40.0%	Producing

Republic Exploration LLC:
Eugene Island 113B	0.0%	3.3%	Producing
West Delta 36	25.0%	20.0%	Producing
     Farmed-Out Properties. The following table sets forth the working interests and net revenue interests owned by Contango and related entities in the Gulf of Mexico which have been farmed out as of May 5, 2008:

Area/Block	WI	NRI	Status
Republic Exploration LLC:
Vermilion 154	(1)	(1)	Drilling expected by summer 2008
Vermilion 73	(2)	(2)	Dry hole
South Marsh Island 247	(3)	(3)	Dry hole

Contango Offshore Exploration LLC:
East Breaks 369	—	—	Dry hole
East Breaks 370	(4)	(4)	No drilling date has been determined yet
Vermilion 154	(1)	(1)	Drilling expected by summer 2008

(1)	REX and COE will split a 25% back-in WI after payout.

(2)	Record title interest in lease has been assigned to a third party. REX is in negotiations to change terms to a 1.5% ORRI plus a 5% WI after payout.

(3)	Record title interest in lease has been assigned to a third party. REX has reserved a 5% of 8/8ths ORRI before payout.

(4)	Farmee has until September 1, 2008 to decide if East Breaks 370 will be drilled. COE will receive a 3.67% ORRI before project payout and a 6.67% ORRI after project payout.

     Leases. The following table sets forth the working interests owned by Contango and related entities in the Gulf of Mexico as of May 5, 2008:

Area/Block	WI	Lease Date
Contango Operators, Inc.:
West Cameron 174	10.00%	Jul-03
Grand Isle 63	25.00%	May-04
Grand Isle 73	25.00%	May-04
West Delta 43	35.00%	May-04
S-L 18640 (LA)	29.39%	Jul-05
S-L 18860 (LA)	29.39%	Jan-06
Ship Shoal 14	37.50%	May-06
Ship Shoal 25	37.50%	May-06
South Marsh Island 57	37.50%	May-06
South Marsh Island 59	37.50%	May-06
South Marsh Island 75	37.50%	May-06
South Marsh Island 282	37.50%	May-06
Grand Isle 70	3.65%	Jun-06
West Delta 77	25.00%	Jun-06
Vermilion 194	37.50%	Jul-06
Eugene Island 10	26.25%	Nov-06
S-L 19261 (LA)	29.39%	Feb-07
S-L 19266 (LA)	29.39%	Feb-07
S-L 19396 (LA)	29.39%	Jun-07
Eugene Island 11	29.39%	Dec-07

Contango Resources Company.:
S-L 18640 (LA)	23.82%	Jul-05
S-L 18860 (LA)	23.82%	Jan-06
Eugene Island 10	20.80%	Nov-06
S-L 19261 (LA)	23.82%	Feb-07
S-L 19266 (LA)	23.82%	Feb-07
S-L 19396 (LA)	23.82%	Jun-07
Eugene Island 11	23.82%	Dec-07

Republic Exploration LLC
West Cameron 174	90.00%	Jul-03
High Island 113	100.00%	Oct-03
South Timbalier 191	50.00%	May-04
Vermilion 36	100.00%	May-04
Vermilion 109	100.00%	May-04
Vermilion 134	100.00%	May-04
West Cameron 179	100.00%	May-04
West Cameron 185	100.00%	May-04
West Cameron 200	100.00%	May-04
West Delta 18	100.00%	May-04
West Delta 33	100.00%	May-04
West Delta 34	100.00%	May-04
West Delta 43	30.00%	May-04
Ship Shoal 220	50.00%	Jun-04
South Timbalier 240	50.00%	Jun-04
West Cameron 133	100.00%	Jun-04

Area/Block	WI	Lease Date
Republic Exploration LLC (cont’d)
West Cameron 80	100.00%	Jun-04
West Cameron 167	100.00%	Jun-04
Eugene Island 76	0.00%	Jul-04
Vermilion 130	100.00%	Jul-04
West Cameron 107	100.00%	May-05
Eugene Island 168	50.00%	Jun-05
High Island A243	75.00%	Jan-06
South Marsh Island 57	50.00%	May-06
South Marsh Island 59	50.00%	May-06
South Marsh Island 75	50.00%	May-06
South Marsh Island 282	50.00%	May-06
Ship Shoal 14	50.00%	May-06
Ship Shoal 25	50.00%	May-06
West Delta 77	50.00%	Jun-06
Vermilion 194	50.00%	Jul-06
High Island A196	100.00%	Nov-06
High Island A197	100.00%	Nov-06
High Island A198	100.00%	Nov-06
High Island 263	100.00%	Jan-08
High Island A38	100.00%	Jan-08

Contango Offshore Exploration LLC:
Ship Shoal 358, A-3 well	10.00%	Jun-98
Viosca Knoll 161	50.00%	Jul-03
Eugene Island 209	100.00%	Jul-03
High Island A16	100.00%	Dec-03
East Breaks 283	100.00%	Dec-03
South Timbalier 191	50.00%	May-04
Grand Isle 63	50.00%	May-04
Grand Isle 72	50.00%	May-04
Grand Isle 73	50.00%	May-04
Ship Shoal 220	50.00%	Jun-04
South Timbalier 240	50.00%	Jun-04
Viosca Knoll 118	50.00%	Jun-04
Viosca Knoll 475	100.00%	May-05
Eugene Island 168	50.00%	Jun-05
East Breaks 366	100.00%	Nov-05
East Breaks 410	100.00%	Nov-05
East Breaks 167	75.00%	Dec-05
High Island A311	75.00%	Dec-05
East Breaks 166	75.00%	Jan-06
High Island A342	75.00%	Jan-06
Ship Shoal 263	75.00%	Jan-06
Viosca Knoll 383	100.00%	Jan-06
Grand Isle 70	52.60%	Jun-06
Viosca Knoll 119	50.00%	Jun-06
Contango Venture Capital Corporation
     In March 2008, Contango Venture Capital Corporation (“CVCC”), our wholly-owned subsidiary, sold its direct and indirect investments in Gridpoint, Inc., Trulite, Inc., Protonex Technology Corporation, Jadoo Power Systems, Contango Capital Partners Fund, L.P. and Contango Capital Partnership Management, LLC for $3.4 million, recognizing a loss of approximately $2.9 million for the three months ended March 31, 2008. CVCC’s only remaining alternative energy investment is Moblize, Inc. (“Moblize”), in which the Company has invested $1.2 million in exchange for 648,648 shares of Moblize convertible preferred stock, which represents an approximate 33% ownership interest.
     During the quarter ended March 31, 2008, the Company attempted to sell its interest in Moblize but could not find a purchaser. In March 2008, the Company determined that Moblize was partially impaired, and wrote down the investment to $0.6 million, recognizing a loss of $0.6 million for the three months ended March 31, 2008.
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
     Reserve Estimates. The Company’s estimates of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future natural gas and oil prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s natural gas and oil properties and/or the rate of depletion of such natural gas and oil properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at March 31, 2008 of 1% would not have a material effect on depreciation, depletion and amortization.
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

MD&A Summary Data
     The table below sets forth revenue, expense and production data for continuing operations for the three and nine months ended March 31, 2008 and 2007.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2008	2007	Change	2008	2007	Change
Revenues:		($000)			($000)
Natural gas, oil and NGL sales	$20,780	$4,517	360%	$47,257	$6,198	662%

Total revenues	$20,780	$4,517	360%	$47,257	$6,198	662%

Production:
Natural gas (million cubic feet)	1,555	499	212%	4,651	687	577%
Oil and condensate (thousand barrels)	38	12	217%	95	17	459%
Natural gas liquids (thousand gallons)	1,403	*	100%	2,218	*	100%

Total (million cubic feet equivalent)	1,983	571	247%	5,538	789	602%

Natural gas (million cubic feet per day)	17.1	5.5	208%	16.9	2.5	575%
Oil and condensate (thousand barrels per day)	0.4	0.1	213%	0.3	0.1	457%
Natural gas liquids (thousand gallons per day)	15.4	*	100%	8.1	*	100%

Total (million cubic feet equivalent per day)	21.7	6.1	256%	19.9	3.1	542%

Average Sales Price:
Natural gas (per thousand cubic feet)	$7.35	$7.75	-5%	$7.69	$7.55	2%
Oil and condensate (per barrel)	$102.48	$56.20	82%	$87.22	$59.81	46%
Natural gas liquids (per gallon)	$1.56	*	100%	$1.45	*	100%

Operating expenses	$1,483	$110	1248%	$3,160	$297	964%
Exploration expenses	$4,262	$254	1578%	$5,172	$1,142	353%
Depreciation, depletion and amortization	$4,077	$771	429%	$6,003	$1,013	493%
Impairment of natural gas and oil properties	$837	$—	100%	$837	$192	336%
General and administrative expenses	$2,210	$2,371	-7%	$5,307	$4,900	8%
Interest expense, net of interest capitalized	$1,426	$740	93%	$3,585	$1,297	176%
Interest income	$915	$231	296%	$1,763	$638	176%
Gain (loss) on sale of asset and other	$59,919	$(678)	8938%	$62,035	$(1,994)	3211%

*	Not meaningful
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales. We reported revenues of approximately $20.8 million for the three months ended March 31, 2008, compared to revenues of approximately $4.5 million for the three months ended March 31, 2007. This increase is mainly attributable to increased production from our Dutch #2 discovery which began producing in July 2007 and our Dutch #3 discovery which began producing in November 2007, as well as a general increase in oil and condensate prices.

     For the three months ended March 31, 2008, the price of natural gas was $7.35 per thousand cubic feet (“Mcf”) while the price for oil and condensate was $102.48 per barrel and the price for NGLs was $1.56 per gallon. For the three months ended March 31, 2007, the price of natural gas was $7.75 per Mcf while the price for oil and condensate was $56.20 per barrel. The Company did not have a material quantity of NGL sales for the three months ended March 31, 2007.
     Natural Gas, Oil and NGL Production and Average Sales Prices. Our net natural gas production for the three months ended March 31, 2008 was approximately 17.1 Mmcf/d, up from approximately 7.1 Mmcf/d for the three months ended March 31, 2007. Net oil and condensate production for the comparable periods also increased from approximately 100 barrels per day to approximately 400 barrels per day. Our NGL production for the three months ended March 31, 2008 was approximately 15,400 gallons per day. This increase in natural gas, oil and NGL production is principally attributable to Dutch #2 which began producing in July 2007 and Dutch #3 which began producing in November 2007.
     Operating Expenses. Lease operating expenses for the three months ended March 31, 2008 and the three months ended March 31, 2007 were $1.5 million and $0.1 million, respectively. These expenses are related to our increased activities in the Gulf of Mexico, including our three Dutch wells which are producing, drilling Mary Rose #2, and bringing Mary Rose #1 and Mary Rose #3 to production.
     Exploration Expense. We reported $4.3 million of exploration expenses for the three months ended March 31, 2008. Of this amount, approximately $4.0 million was related to dry hole costs for High Island A198. The remaining costs are attributable to various geological and geophysical activities, seismic data, and delay rentals. For the three months ended March 31, 2007, we reported $0.3 million of exploration expenses. These costs are attributable to the cost of various geological and geophysical activities, seismic data, and delay rentals.
     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended March 31, 2008 was approximately $4.1 million. For the three months ended March 31, 2007, we recorded $0.8 million of depreciation, depletion and amortization. The increase is the result of production from our Dutch #2 well which began producing in July 2007 and our Dutch #3 well which began producing in November 2007.
     Impairment of Natural Gas and Oil Properties. For the three months ended March 31, 2008, the Company recorded an impairment charge of $837,098. Of this amount, $245,361 relates to the expiration of two lease blocks; Vioska Knoll 167 and Vermillion 231, and $591,737 relates to the Company’s 4,000 net mineral acres in the West Texas Barnett Shale play in Jeff Davis and Reeves Counties, Texas. No impairment of natural gas and oil properties was incurred during the three months ended March 31, 2007.
     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2008 and the three months ended March 31, 2007 were approximately $2.2 million and $2.4 million, respectively.
     Major components of general and administrative expenses for the three months ended March 31, 2008 included approximately $1.0 million in salaries and benefits, approximately $0.3 million in legal, accounting, engineering and other professional fees, $0.3 million in office administration expenses, $0.1 million in insurance costs, and $0.5 million related to the cost of expensing stock options and stock grant compensation.
     Major components of general and administrative expenses for the three months ended March 31, 2007 included approximately $1.2 million in salaries and benefits, $0.1 million in legal, accounting, engineering and other professional fees, $0.5 million in office administration expenses, and $0.6 million related to the cost of expensing stock options and stock grant compensation.
     Interest Expense. We reported interest expense of approximately $1.4 million for the three months ended March 31, 2008, compared to interest expense of approximately $0.7 million for the three months ended March 31, 2007. The higher level of interest expense is attributable to higher levels of bank debt outstanding by the Company and its affiliates during such period.

     Interest Income. We reported interest income of approximately $0.9 million for the three months ended March 31, 2008. This compares to approximately $0.2 million of interest income reported for the three months ended March 31, 2007. The increase is due to additional interest income from loans made to affiliates.
     Gain (Loss) on Sale of Assets and Other. For the three months ended March 31, 2008, we reported a gain on sale of assets and other of approximately $59.9 million. Of this amount, approximately $63.4 million relates to the gain on the sale of the Company’s 10% limited partnership interest in Freeport LNG, offset by a $2.9 million loss recognized on the sale of certain assets held by CVCC and a $0.6 million loss when the Company wrote down its investment in Moblize. For the three months ended March 31, 2007, we reported a loss on sale of assets and other of approximately $0.7 million resulting from the Company’s December 2006 sale of COI’s 25% working interest in the Grand Isle 75 well (“Liberty”).
Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007
     Natural Gas, Oil and NGL Sales. We reported revenues of approximately $47.3 million for the nine months ended March 31, 2008, compared to revenues of approximately $6.2 million for the nine months ended March 31, 2007. This increase is mainly attributable to our Dutch #2 discovery which began producing in July 2007 and our Dutch #3 discovery which began producing in November 2007, as well as a general increase in prices for natural gas, oil and condensate.
     For the nine months ended March 31, 2008, the price of natural gas was $7.69 per Mcf while the price for oil and condensate was $87.22 per barrel and the price for NGLs was $1.45 per gallon. For the nine months ended March 31, 2007, the price of natural gas was $7.55 per Mcf while the price for oil and condensate was $59.81 per barrel. The Company did not have a material quantity of NGL sales for the nine months ended March 31, 2007.
     Natural Gas, Oil and NGL Production and Average Sales Prices. Our net natural gas production for the nine months ended March 31, 2008 was approximately 16.9 Mmcf/d, up from approximately 3.3 Mmcf/d for the nine months ended March 31, 2007. Net oil and condensate production for the comparable periods also increased from approximately 100 barrels per day to approximately 300 barrels per day. Our NGL production for the three months ended March 31, 2008 was approximately 8,100 gallons per day. This increase in natural gas, oil and NGL production is principally attributable to Dutch #2 which began producing in July 2007 and Dutch #3 which began producing in November 2007.
     Operating Expenses. Lease operating expenses for the nine months ended March 31, 2008 and the nine months ended March 31, 2007 were approximately $3.2 million and $0.3 million, respectively. These expenses are related to increased activity in the Gulf of Mexico, including drilling, completing and producing from our three Dutch wells, drilling three Mary Rose wells, and bringing Mary Rose #1 and Mary Rose #3 to production.
     Exploration Expense. We reported approximately $5.2 million of exploration expenses for the nine months ended March 31, 2008. Of this amount, approximately $4.0 million was related to dry hole costs for High Island A198. The remaining costs are attributable to various geological and geophysical activities, seismic data, and delay rentals. For the nine months ended March 31, 2007, we reported approximately $1.1 million of exploration expenses. These costs are attributable to the cost of various geological and geophysical activities, seismic data, and delay rentals.
     Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the nine months ended March 31, 2008 was approximately $6.0 million. For the nine months ended March 31, 2007, we recorded approximately $1.0 million of depreciation, depletion and amortization. The increase is the result of production from our Dutch #2 well which began producing in July 2007 and our Dutch #3 well which began producing in November 2007.
     Impairment of Natural Gas and Oil Properties. For the nine months ended March 31, 2008, the Company recorded an impairment charge of $837,098. Of this amount, $245,361 relates to the expiration of two lease blocks;

Vioska Knoll 167 and Vermillion 231, and $591,737 relates to the Company’s 4,000 net mineral acres in the West Texas Barnett Shale play in Jeff Davis and Reeves Counties, Texas. Approximately $0.2 million of impairment was reported for the nine months ended March 31, 2007. This was attributable to a write-down of costs of the Alta-Ellis #1 well in December 2006.
     General and Administrative Expenses. General and administrative expenses for the nine months ended March 31, 2008 and the nine months ended March 31, 2007 were approximately $5.3 million and $4.9 million, respectively.
     Major components of general and administrative expenses for the nine months ended March 31, 2008 included approximately $2.3 million in salaries and benefits, approximately $0.9 million in legal, accounting, engineering and other professional fees, approximately $0.4 million in office administration expenses, $0.3 million in insurance costs, and $1.4 million related to the cost of expensing stock options and stock grant compensation.
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
     Interest Expense. We reported interest expense of approximately $3.6 million for the nine months ended March 31, 2008, compared to interest expense of $1.3 million for the nine months ended March 31, 2007. The higher level of interest expense is attributable to higher levels of bank debt outstanding by the Company and its affiliates during such period.
     Interest Income. We reported interest income of approximately $1.8 million for the nine months ended March 31, 2008. This compares to $0.6 million of interest income reported for the nine months ended March 31, 2007. The increase is due to additional interest income from loans made to affiliates.
     Gain (Loss) on Sale of Assets and Other. For the nine months ended March 31, 2008, we reported a gain on sale of assets and other of approximately $62.0 million. Of this amount, approximately $63.4 million relates to the gain on the sale of the Company’s 10% limited partnership interest in Freeport LNG, $2.1 relates to a payment from a stockholder related to a short swing profit liability, offset by a $2.9 million loss recognized on the sale of certain assets held by CVCC and a $0.6 million loss when the Company wrote down its investment in Moblize. For the nine months ended March 31, 2007, we reported a loss on sale of assets and other of approximately $2.0 million resulting from the Company’s December 2006 sale of COI’s 25% working interest in the Grand Isle 72 well (“Liberty”).

Production, Prices, Operating Expenses, and Other

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Dollar amounts in 000’s,		(Dollar amounts in 000’s,
	except per Mcfe amounts)		except per Mcfe amounts)
Production Data:
Natural gas (million cubic feet)	1,555	499	4,651	687
Oil and condensate (thousand barrels)	38	12	95	17
Natural gas liquids (thousand gallons)	1,403	*	2,218	*

Total (million cubic feet equivalent)	1,983	571	5,538	789

Natural gas (million cubic feet per day)	17.1	5.5	16.9	2.5
Oil and condensate (thousand barrels per day)	0.4	0.1	0.3	0.1
Natural gas liquids (thousand gallons per day)	15.4	*	8.1	*

Total (million cubic feet equivalent per day)	21.7	6.1	19.9	3.1

Average Sales Price:
Natural gas (per thousand cubic feet)	$7.35	$7.75	$7.69	$7.55
Oil and condensate (per barrel)	$102.48	$56.20	$87.22	$59.81
Natural gas liquids (per gallon)	$1.56	*	$1.45	*

Selected data per Mcfe:
Lease operating expenses	$0.75	$0.19	$0.57	$0.38
General and administrative expenses	$1.12	$4.17	$0.96	$6.21
Depreciation, depletion and amortization of natural gas and oil properties	$2.00	$1.15	$1.01	$1.28

*	Not meaningful
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
     Operating Activities. Cash flows provided by operating activities for the nine months ended March 31, 2008 were approximately $66.4 million, compared to cash flows used in operating activities of approximately $5.8 million for the nine months ended March 31, 2007. This increase in cash flows provided by operating activities is primarily attributable to increased natural gas and oil production and revenues from our Dutch #2 discovery which began producing in July 2007 and our Dutch #3 discovery which began producing in November 2007.
     Investing Activities. Cash flows used in investing activities for the nine months ended March 31, 2008 were approximately $31.7 million, compared to $30.1 million for the same period in 2007. This $1.6 million increase in capital expenditures is primarily attributable to purchasing additional working interests in our Dutch and Mary Rose discoveries and investing more in natural gas and oil properties, offset by proceeds received from the sale of our Arkansas Fayetteville Shale, our 10% limited partnership interest in Freeport LNG and certain assets held by CVCC.
     Financing Activities. Our financing activities used approximately $15.5 million in cash flow for the nine months ended March 31, 2008 compared to providing $28.3 million for the same period in 2007. This difference of $43.8 million is primarily attributable to prepaying $40.0 million of long term debt and purchasing $5.9 million of equity and options, offset by additional borrowings by our affiliates.
     Capital Budget. For the remaining nine months of 2008, our capital expenditure budget calls for us to invest approximately $29.0 million as we complete and bring Mary Rose #2 to production, drill and complete Mary Rose #4, complete our platform at Eugene Island 11 and its associated pipeline and drill a wildcat exploration well (“Eloise”) to a deeper horizon on our Mary Rose acreage.
     The following capital expenditure descriptions are for the Company and its wholly-owned subsidiaries only, and do not include the capital expenditure descriptions for our partially-owned REX subsidiary.
     Of the $29.0 million in offshore capital expenditures budgeted for the next nine months, we have budgeted to invest approximately $8.4 million to complete Mary Rose #2, approximately $8.5 million of remaining costs to drill and complete Mary Rose #4, approximately $7.1 million in remaining platform and pipeline costs, and approximately $3.1 million to drill Eloise. We have also budgeted to spend approximately $1.9 million in delay rentals and miscellaneous costs on Grand Isle 72 and High Island A198.
     Contango or our partially owned subsidiary, REX, may need to raise additional debt and/or equity capital to supplement our internally generated cash flow to fund our offshore exploration and development program. There can be no assurance we or REX will be able to raise such additional capital.
Natural Gas and Oil Reserves
     The following table presents our estimated net proved, developed producing natural gas and oil reserves and the pre-tax net present value of our reserves at March 31, 2008. Our onshore reserves were based on a reserve report generated by W.D. Von Gonten & Co. The offshore reserves were based on a reserve report generated by William M. Cobb & Associates, Inc. The pre-tax net present value is not intended to represent the current market value of the estimated natural gas and oil reserves we own.
     The pre-tax net present value of future cash flows attributable to our proved reserves as of March 31, 2008 was determined by the March 31, 2008 prices of $9.37 per MMbtu for natural gas at Henry Hub and $101.58 per barrel of oil at West Texas Intermediate Posting, in each case before adjustments.

Proved
Reserves as of
March 31, 2008
Natural Gas (MMcf)	189,326
Oil, Condensate and Natural Gas Liquids (MBbls)	8,140
Total proved reserves (Mmcfe)	238,166

Pre-tax net present value, SEC guidelines ($000)	$1,753,849

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
Credit Facility
     On February 5, 2008, using the proceeds from our $68.0 million sale of Freeport LNG, the Company prepaid the $20.0 million outstanding under its three-year $20.0 million secured term loan facility with The Royal Bank of Scotland plc (the “RBS Facility”) and terminated the RBS Facility. At the time of prepayment and termination, the Company was in compliance with its financial covenants, ratios and other provisions. In addition to the $20.0 million in principal, the Company paid $342,292 in accrued but unpaid interest and prepayment penalties.
     On February 5, 2008, the Company used additional proceeds from its $68.0 million sale of Freeport LNG and prepaid the $20.0 million outstanding under its $60.0 million secured term loan agreement with a private investment firm (the “Term Loan Agreement”). The Company now has $60.0 million in unused borrowing availability. The Term Loan Agreement is secured with substantially all the assets of the Company. Borrowings under the Term Loan Agreement bear interest at 30 day LIBOR plus 5.0%. Accrued interest is due monthly. The Term Loan Agreement matures on June 30, 2009, but amounts borrowed may be prepaid at any time with no prepayment penalty. We pay a non-use fee in the amount of 1.50% per annum multiplied by such non-funded amount.
     The Term Loan Agreement requires a minimum level of working capital and contains certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell certain assets, and pay dividends. Failure to maintain required working capital or comply with certain covenants in the Term Loan Agreement could result in a default and acceleration of all indebtedness under such credit facilities, as well as limit our ability to borrow additional funds. As of March 31, 2008, the Company was in compliance with its financial covenants, ratios and other provisions of the Term Loan Agreement.

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
     Our $60.0 million Term Loan Agreement is with a private investment firm. Should the private investment firm encounter difficulties funding future requested advances, some portion or all of the capital that remains unfunded may no longer be available. In that case, we would be forced to seek alternative and possibly more expensive financing, which may or may not be available.
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
     We continue to increase our capital investments in the offshore Gulf of Mexico, which represents a major increase in the risk profile of the Company.
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
     You should not assume that the pre-tax net present value of our proved reserves prepared in accordance with Securities and Exchange Commission guidelines referred to in this report is the current market value of our estimated natural gas and oil reserves. We base the pre-tax net present value of future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices, costs, taxes and the volume of produced reserves will likely differ materially from those used in the pre-tax net present value estimate.
     The proved reserves assigned to our Dutch and Mary Rose discoveries have only five producing well bores that, as of April 30, 2008, had only fifteen months of production history. Reserve assessments based on only five well bores with limited production history are subject to greater risk of downward revision than multiple well bores from a mature producing reservoir.
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
Competition in the natural gas and oil industry is intense, and we are smaller and have a more limited operating history than many of our competitors.
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
Our common stock is thinly traded.
     Contango has approximately 16.6 million shares of common stock outstanding, held by approximately 150 holders of record. Directors and officers own or have voting control over approximately 3.3 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
   Interest Rate and Credit Rating Risks. As of March 31, 2008, we had approximately $25.4 million in cash and cash equivalents, of which approximately $16.1 million was invested in highly liquid AAA-rated tax exempt money market funds. We consider all highly liquid debt instruments having an original maturity of 90 days or less to be cash equivalents.
   Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of March 31, 2008, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.
     Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the three months ended March 31, 2008, a 10% fluctuation in the prices received for natural gas and oil production would impact our revenues by approximately $2.1 million. It could also lead to impairment of our natural gas and oil properties.
Item 4. Controls and Procedures
     Kenneth R. Peak, our Chairman, Chief Executive Officer and Chief Financial Officer, together with our Controller and Treasurer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2008. Based upon that evaluation, the Company’s management concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, Chief Executive Officer, Chief Financial Officer, Controller and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
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

2.5
Asset Purchase Agreement by and among Petrohawk Energy Corporation and Contango Operators Inc. (successor-in-interest to Contango Gas Solutions, L.P.), Alta Resources, L.L.C., GPM Energy, LLC, MND Partners, L.P. and TePee Petroleum Company, Inc., dated as of November 26, 2007. (4)

2.7
Asset Purchase Agreement by and among XTO Energy Inc. and Contango Operators, Inc., Alta Resources, L.L.C., GPM Energy, LLC, MND Partners, L.P. and TePee Petroleum Company, Inc., dated as of January 4, 2008. (5)

2.8	Partnership Interest Purchase Agreement by and among Turbo LNG LLC, Contango Sundance, Inc. and Osaka Gas Co., Ltd., as Guarantor, dated January 7, 2008. (6)

3.1	Certificate of Incorporation of Contango Oil & Gas Company. (7)

3.2	Bylaws of Contango Oil & Gas Company. (7)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (7)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (8)

4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (9)

4.2	Certificate of Designations, Preferences and Relative Rights and Limitations for Series E Perpetual Cumulative Convertible Preferred Stock of Contango Oil & Gas Company. (10)

Exhibit
Number	Description
4.3
Securities Purchase Agreement, dated as of May 11, 2007, among Contango Oil & Gas Company and the Purchasers named therein, relating to the Series E Perpetual Cumulative Convertible Preferred Stock. (10)

10.1	Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.2	Partial Assignment of Oil and Gas Leases between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.3	Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.4	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.5	Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of January 3, 2008. (11)

10.6	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.7	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.8	Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.9	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.10	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (12)

10.11	Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (12)

10.12	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (12)

10.13	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008. (12)

10.14	Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of April 3, 2008. (12)

10.15	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008. (12)

10.16	Amended and Restated Limited Liability Company Agreement of Republic Exploration LLC, dated April 1, 2008. (12)

10.17	Third Amendment to Term Loan Agreement, dated as of January 17, 2008, between Contango Oil & Gas Company, as Borrower, and Centaurus Capital LLC, as Lender. (13)

10.18	Fourth Amendment to Term Loan Agreement, dated as of February 13, 2008, between Contango Oil & Gas Company, as Borrower, and Centaurus Capital LLC, as Lender. †

23.2	Consent of William M. Cobb & Associates, Inc. †

31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 2, 2005, as filed with the Securities and Exchange Commission on September 8, 2005.

2.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended March 31, 2006, dated May 15, 2006, as filed with the Securities and Exchange Commission.

3.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 14, 2006, as filed with the Securities and Exchange Commission on December 20, 2006.

4.	Filed as an exhibit to the Company’s report on Form 8-K, dated November 26, 2007, as filed with the Securities and Exchange Commission on November 29, 2007.

5.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2008, as filed with the Securities and Exchange Commission on January 10, 2008.

6.	Filed as an exhibit to the Company’s report on Form 8-K, dated February 5, 2008, as filed with the Securities and Exchange Commission on February 8, 2008.

7.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

8.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.

9.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

10.	Filed as an exhibit to the Company’s report on Form 8-K, dated May 11, 2007, as filed with the Securities and Exchange Commission on May 17, 2007.

11.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 3, 2008, as filed with the Securities and Exchange Commission on January 9, 2008.

12.	Filed as an exhibit to the Company’s report on Form 8-K, dated April 3, 2008, as filed with the Securities and Exchange Commission on April 9, 2008.

13.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 17, 2008, as filed with the Securities and Exchange Commission on January 24, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY
Date: May 12, 2008	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Date: May 12, 2008	By:	/s/ LESIA BAUTINA
Lesia Bautina
Senior Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

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

2.5
Asset Purchase Agreement by and among Petrohawk Energy Corporation and Contango Operators Inc. (successor-in-interest to Contango Gas Solutions, L.P.), Alta Resources, L.L.C., GPM Energy, LLC, MND Partners, L.P. and TePee Petroleum Company, Inc., dated as of November 26, 2007. (4)

2.7
Asset Purchase Agreement by and among XTO Energy Inc. and Contango Operators, Inc., Alta Resources, L.L.C., GPM Energy, LLC, MND Partners, L.P. and TePee Petroleum Company, Inc., dated as of January 4, 2008. (5)

2.8	Partnership Interest Purchase Agreement by and among Turbo LNG LLC, Contango Sundance, Inc. and Osaka Gas Co., Ltd., as Guarantor, dated January 7, 2008. (6)

3.1	Certificate of Incorporation of Contango Oil & Gas Company. (7)

3.2	Bylaws of Contango Oil & Gas Company. (7)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (7)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (8)

4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (9)

4.2	Certificate of Designations, Preferences and Relative Rights and Limitations for Series E Perpetual Cumulative Convertible Preferred Stock of Contango Oil & Gas Company. (10)

Exhibit
Number	Description
4.3
Securities Purchase Agreement, dated as of May 11, 2007, among Contango Oil & Gas Company and the Purchasers named therein, relating to the Series E Perpetual Cumulative Convertible Preferred Stock. (10)

10.1	Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.2	Partial Assignment of Oil and Gas Leases between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.3	Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.4	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.5	Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of January 3, 2008. (11)

10.6	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.7	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.8	Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.9	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (11)

10.10	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (12)

10.11	Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (12)

10.12	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (12)

10.13	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008. (12)

10.14	Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of April 3, 2008. (12)

10.15	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008. (12)

10.16	Amended and Restated Limited Liability Company Agreement of Republic Exploration LLC, dated April 1, 2008. (12)

10.17	Third Amendment to Term Loan Agreement, dated as of January 17, 2008, between Contango Oil & Gas Company, as Borrower, and Centaurus Capital LLC, as Lender. (13)

10.18	Fourth Amendment to Term Loan Agreement, dated as of February 13, 2008, between Contango Oil & Gas Company, as Borrower, and Centaurus Capital LLC, as Lender. †

23.2	Consent of William M. Cobb & Associates, Inc. †

31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 2, 2005, as filed with the Securities and Exchange Commission on September 8, 2005.

2.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended March 31, 2006, dated May 15, 2006, as filed with the Securities and Exchange Commission.

3.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 14, 2006, as filed with the Securities and Exchange Commission on December 20, 2006.

4.	Filed as an exhibit to the Company’s report on Form 8-K, dated November 26, 2007, as filed with the Securities and Exchange Commission on November 29, 2007.

5.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2008, as filed with the Securities and Exchange Commission on January 10, 2008.

6.	Filed as an exhibit to the Company’s report on Form 8-K, dated February 5, 2008, as filed with the Securities and Exchange Commission on February 8, 2008.

7.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

8.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.

9.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

10.	Filed as an exhibit to the Company’s report on Form 8-K, dated May 11, 2007, as filed with the Securities and Exchange Commission on May 17, 2007.

11.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 3, 2008, as filed with the Securities and Exchange Commission on January 9, 2008.

12.	Filed as an exhibit to the Company’s report on Form 8-K, dated April 3, 2008, as filed with the Securities and Exchange Commission on April 9, 2008.

13.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 17, 2008, as filed with the Securities and Exchange Commission on January 24, 2008.