Form 10-K
period 2008-06-30
CONTANGO OIL & GAS CO
filed 2008-08-29
CIK 1071993

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At December 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of shares of such common stock as reported on the American Stock Exchange) was $649,840,517. As of August 22, 2008, there were 16,824,246 shares of the registrant’s common stock outstanding.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2008

		Page

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
	Overview	28
	Results of Operations	29
	Capital Resources and Liquidity	32
	Off Balance Sheet Arrangements	33
	Contractual Obligations	33
	Credit Facility	33
	Application of Critical Accounting Policies and Management’s Estimate	34
	Recent Accounting Pronouncements	35
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	36
Item 8.	Financial Statements and Supplementary Data	36
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	36
Item 9A.	Controls and Procedures	36
Item 9B.	Other Information	39

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	39
Item 11.	Executive Compensation	39
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39
Item 13.	Certain Relationships and Related Transactions, and Director Independence	39
Item 14.	Principal Accountant Fees and Services	39

PART IV
Item 15.	Exhibits and Financial Statement Schedules	39
Assignment of Overriding Royalty Interest
Assignment of Overriding Royalty Interest
Assignment of Overriding Royalty Interest
Assignment of Overriding Royalty Interest
Assignment of Overriding Royalty Interest
Assignment of Overriding Royalty Interest
Assignment of Overriding Royalty Interest
Amended and Restated Limited Liability Company Agreement
Amended and Restated Term Loan Agreement
List of Subsidiaries
Organizational Chart
Consent of William M. Cobb & Associates, Inc.
Consent of Grant Thornton LLP
Consent of W.D. Von Gonten & Co.
Certification Required by Rules 13a-14 and 15d-14
Certification Pursuant to 18 U.S.C. 1350

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

Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These factors include among others:

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

You should not unduly rely on these forward-looking statements in this report, as they speak only as of the date of this report. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. See the information under the heading “Risk Factors” referred to on page 14 of this report for some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in forward-looking statements.

v

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

Overview

Contango is a Houston-based, independent natural gas and oil company. The Company’s business is to explore, develop, produce and acquire natural gas and oil properties primarily offshore in the Gulf of Mexico. Contango Operators, Inc. (“COI”) and Contango Resources Company (“CRC”), our wholly-owned subsidiaries, act as operator on certain offshore prospects.

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

Funding exploration prospects generated by Juneau Exploration, L.P., our alliance partner.  We depend totally upon our alliance partner, Juneau Exploration, L.P. (“JEX”), for prospect generation expertise. JEX is experienced and has a successful track record in exploration.

Using our limited capital availability to increase our reward/risk potential on selective prospects.  We have concentrated our risk investment capital in our offshore Gulf of Mexico prospects. Exploration prospects are inherently risky as they require large amounts of capital with no guarantee of success. COI and CRC drill and operate our offshore prospects. Should we be successful in any of our offshore prospects, we will have the opportunity to spend significantly more capital to complete development and bring the discovery to producing status.

Operating in the Gulf of Mexico.  COI and CRC were formed for the purpose of drilling and operating exploration wells in the Gulf of Mexico. Assuming the role of an operator represents a significant increase in the risk profile of the Company since the Company has limited operating experience. While the Company has historically drilled turnkey wells, adverse weather conditions as well as difficulties encountered while drilling our offshore wells could cause our contracts to come off turnkey and thus lead to significantly higher drilling costs.

Sale of proved properties.  From time-to-time as part of our business strategy, we have sold and in the future expect to continue to sell some or a substantial portion of our proved reserves and assets to capture current value, using the sales proceeds to further our offshore exploration activities. Since its inception, the Company has sold approximately $484 million worth of natural gas and oil properties, and views periodic reserve sales as an opportunity to capture value, reduce reserve and price risk, and as a source of funds for potentially higher rate of return natural gas and oil exploration opportunities.

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

Structuring transactions to share risk.  JEX, our alliance partner, shares in the upfront costs and the risk of our exploration prospects.

Structuring incentives to drive behavior.  We believe that equity ownership aligns the interests of our partners, employees, and stockholders. Our directors and executive officers beneficially own or have voting control over approximately 23.1% of our common stock.

Exploration Alliance with JEX

JEX is a private company formed for the purpose of assembling domestic natural gas and oil prospects. Under our agreement with JEX, JEX generates natural gas and oil prospects and evaluates exploration prospects generated by others. JEX focuses on the Gulf of Mexico, and generates offshore exploration prospects via our affiliated companies, Republic Exploration, LLC (“REX”) and Contango Offshore Exploration, LLC (“COE”) (see “Offshore Gulf of Mexico Exploration Joint Ventures” below).

Offshore Gulf of Mexico Exploration Joint Ventures

Contango directly and through REX and COE conducts exploration activities in the Gulf of Mexico. As of August 22, 2008, Contango, through its wholly-owned subsidiaries, COI and CRC, and its partially-owned subsidiaries, REX and COE, had an interest in 67 offshore leases. See “Offshore Properties” below for additional information on our offshore properties.

As of June 30, 2008, Contango owned a 32.3% equity interest in REX and a 65.6% equity interest in COE, both of which were formed for the purpose of generating exploration opportunities in the Gulf of Mexico. See Exhibit 21.2 for an organizational chart of our subsidiaries. These companies focus on identifying prospects, acquiring leases at federal and state lease sales and then selling the prospects to third parties, including Contango, subject to timed drilling obligations plus retained reversionary interests in favor of REX and COE.

Republic Exploration LLC (REX)

Effective April 1, 2008, the Company sold a portion of its ownership interest in REX to an existing member of REX for approximately $0.8 million. As a result of the sale, the Company’s equity ownership interest in REX has decreased to 32.3%.

On April 3, 2008, the members of REX entered into an Amended and Restated Limited Liability Company Agreement (the “REX LLC Agreement”), effective as of April 1, 2008, to, among other things, distribute REX’s interest in Dutch and Mary Rose to the individual members of REX or their designees. In connection with this distribution, REX repaid in full all amounts owing by REX to a private investment firm under a $50.0 million demand promissory note with such private investment firm (the “REX Demand Note”), and all security interests and other liens granted in favor of such private investment firm as security for the obligations under the REX Demand Note have been released and terminated. The Company’s portion of such repayment was approximately $22.5 million.

On March 12, 2008, the Company announced that its wildcat exploration well at High Island A198, a REX prospect, was determined to be a dry hole, at a cost of approximately $4.2 million. The well has been plugged and abandoned.

West Delta 36 and Eugene Island 113-B, two REX prospects, are operated by a third party. The Company depends on third-party operators for the operation and maintenance of these production platforms. On March 7, 2008, REX elected to convert its 3.67% overriding royalty interest in West Delta 36 to an undivided 25% working interest, sometimes referred to herein as “WI”. As of August 21, 2008, West Delta 36, in which REX has a 20.0% net revenue interest, sometimes referred to herein as “NRI”, was producing at a rate of approximately 9.7 million cubic feet equivalent per day (“Mmcfed”), and Eugene Island 113-B, in which REX has a 3.3% NRI, was temporarily shut-in.

During the past twelve months, REX has been awarded the following leases:

Date	Lease	Amount	Lease Sale

• July 2008	Eugene Island 56	$310,999	Central GOM Lease Sale #206
• Jan 2008	High Island 263	$1.75 million	Western GOM Lease Sale #204
• Jan 2008	High Island A38	$1.1 million	Western GOM Lease Sale #204
• Dec 2007	Eugene Island 11	$94,673	Central GOM Lease Sale #205

Contango Offshore Exploration LLC (COE)

Effective April 1, 2008, the Company sold a portion of its ownership interest in COE to an existing member or COE for approximately $0.9 million. As a result of the sale, the Company’s equity ownership interest in COE has decreased to 65.6%.

Grand Isle 72 (“Liberty”), a COE prospect operated by COI, began producing in March 2007 and as of August 22, 2008 was producing at a rate of approximately 0.2 Mmcfed. COE has invested approximately $5.5 million ($3.6 million net to the Company) in drilling, completion, pipeline and production facility costs as of June 30, 2008. COE has a 50% WI and a 40% NRI in this well. As of June 30, 2008, COE had borrowed $4.3 million from the Company under a promissory note (the “Note”) to fund a portion of its share of development costs at Grand Isle 72. The Note bears interest at a per annum rate of 10% and is payable upon demand. As of June 30, 2008, accrued interest thereon was $668,816.

Grand Isle 70, another COE prospect, was drilled by COI in July 2006 and proved to be a discovery. The well has been temporarily abandoned while alternative development scenarios are being evaluated. COE has a 45.1% WI before completion of the well and a 52.6% WI after completion of the well, while COI has a 3.6% WI before and after completion of the well. As of June 30, 2008, COE and COI had invested approximately $3.6 million to drill Grand Isle 70.

Ship Shoal 358, a COE prospect, is operated by a third party. The Company depends on third-party operators for the operation and maintenance of non-operated production platforms. As of August 12, 2008, Ship Shoal 358, in which COE has a 10.0% WI and 7.7% NRI, was producing at an 8/8ths rate of approximately 2.1 Mmcfed.

Contango Operators, Inc

COI, a wholly-owned subsidiary of the Company, was formed for the purpose of drilling exploration and development wells in the Gulf of Mexico. COI operates and acquires significant working interests in offshore exploration and development opportunities in the Gulf of Mexico, usually under a farm-out agreement, or similar agreement, with either REX or COE. COI expects to take working interests in these prospects under the same arms-length terms offered to industry third-party participants. In exchange for acting as operator, COI will receive a 10% ground floor working interest in all future wells. COI will pay the remaining 90% working interest and carry the owner of the lease (either REX or COE) for a 10% working interest through the tanks until initial production is achieved. Following a casing point election, the lease owner (either REX or COE) shall have an option to acquire a 25% working interest from COI. COI may also operate and acquire significant working interests in offshore exploration and development opportunities under farm-in agreements with third parties.

COI has recently drilled a well (“Eloise #1) on State of Louisiana leases at a depth below our Mary Rose discovery. The Company, through REX and COI participation, subject to elections for certain carried interests, has an approximate 54.17% WI in this well and is responsible for approximately $12.5 million of drilling costs. COI has agreed to provide REX with a carried interest in this well through the tanks. At casing point, REX “backed-in” for an additional working interest from COI and COI’s WI was reduced to approximately 36.90%. The Company expects to invest an additional $3.8 million to complete the well.

Effective February 1, 2008, the Company sold COI’s overriding royalty interest in Eugene Island 113-B, Ship Shoal 358 and Grand Isle 72 to JEX for $164,400.

Contango Resources Company

CRC is a wholly-owned subsidiary of Contango formed for the sole purpose of drilling and operating exploration and development wells in our Dutch and Mary Rose leases in the Gulf of Mexico. Unlike COI, CRC will not acquire additional working interests in offshore exploration and development opportunities in the Gulf of Mexico.

Current Activities.

The Company’s financial advisor, Merrill Lynch & Co., has begun meeting with parties interested in potentially purchasing the Company’s Dutch and Mary Rose discoveries in the Gulf of Mexico. Any possible sale or restructuring is subject to mutually acceptable terms and conditions, mutually satisfactory documentation, the consent and approval of third parties and governmental authorities, the approval of Contango’s board of directors and, if necessary, Contango’s shareholders. If Contango obtains an acceptable proposal to acquire its Dutch and Mary Rose discoveries, the disposition would likely be structured through the sale of Contango by its shareholders, with the potential purchaser acquiring the stock of Contango Oil & Gas Company and CRC. The Company’s remaining assets would be simultaneously spun-off to our shareholders through our subsidiary, Contango Energy Company. This structure would allow Contango shareholders to maintain an interest in any future exploration efforts at our other Gulf of Mexico leases.

A data room for the possible sale opened in July 2008. The Company anticipates receiving proposals in September 2008. If no acceptable proposals are received, the Company will terminate the sale and restructuring process and continue to develop and operate the Dutch and Mary Rose discoveries.

As of August 20, 2008, our three Dutch wells were flowing at a combined 8/8ths production rate of approximately 108.8 Mmcfed (approximately 41.5 Mmcfed net to Contango). The Company has invested approximately $33.8 million to drill and complete these three Dutch wells, including pipeline and production facility costs. The three Dutch wells flow to a third-party owned and operated production platform at Eugene Island 24. This platform has a capacity of 100 million cubic feet per day (“Mmcfd”) and 3,000 barrels of oil per day (“bopd”).

As of August 22, 2008, our four Mary Rose wells were flowing at a combined 8/8ths production rate of approximately 193.8 Mmcfed (approximately 71.4 Mmcfed net to Contango). The Company has invested approximately $69.1 million to drill and complete these four Mary Rose wells, including pipeline and production facility costs. The four Mary Rose wells flow into the Company’s recently completed production platform at Eugene Island 11, and through its associated pipeline into the ANR Pipeline Company facilities at Eugene Island 63. The gas is then processed on-shore near Patterson, Louisiana. The platform has been designed with a capacity of 500 Mmcfd and 6,000 bopd and the pipeline has been designed with a capacity of 330 Mmcfd and 6,000 bopd.

On April 3, 2008, the Company acquired additional working interests in the Eugene Island 10 (“Dutch”) and State of Louisiana (“Mary Rose”) discoveries in a like-kind exchange, using funds from the sale of its Eastern core Arkansas Fayetteville Shale properties held by a qualified intermediary. The Company purchased an additional 4.17% working interest and 3.33% net revenue interest in Dutch and an additional average 4.56% working interest and 3.33% net revenue interest in Mary Rose from three different companies for $100 million. The effective date of the transaction was January 1, 2008. On February 8, 2008, the Company purchased an additional 0.3% overriding royalty interest in the Dutch and Mary Rose discoveries for $9.0 million in a like-kind exchange, using funds from the sale of its Eastern core Arkansas Fayetteville Shale properties held by a qualified intermediary.

On January 3, 2008, the Company acquired an additional 8.33% working interest and 6.67% net revenue interest in Dutch and an additional average 9.11% working interest and 6.67% net revenue interest in Mary Rose from three different companies for $200 million, in a like-kind exchange, using funds from the sale of its Western core Arkansas Fayetteville Shale properties held by a qualified intermediary. The effective date of the transaction was January 1, 2008. As of August 22, 2008, the Company had a 47.05% working interest and 38.12% net revenue interest in Dutch, and an average 53.21% working interest and 37.00% net revenue interest in Mary Rose.

The Company’s independent third party engineer estimates the Dutch and Mary Rose discoveries to have total proved 8/8ths reserves as at June 30, 2008 of approximately 948 billion cubic feet equivalent (“Bcfe”) (366 Bcfe net to Contango). The Company has budgeted approximately $7.1 million to drill its first rate acceleration well (“Dutch #4”) in this field beginning September 2008, and may drill additional rate acceleration wells to fully exploit its Dutch and Mary Rose discoveries.

The Minerals Management Service (“MMS”) has implemented a rule on royalty relief for shallow water, deep shelf natural gas production from certain Gulf of Mexico leases. “Deep shelf gas” refers to natural gas produced from depths greater than 15,000 feet in waters of 200 meters or less. Royalty relief is available on the first 15 billion cubic feet (“Bcf”) of natural gas production if produced from an interval between 15,000 to less than 18,000 feet. Royalty relief is available on the first 25 Bcf of natural gas production if produced from an interval between 18,000 to less than 20,000 feet. Royalty relief is available on the first 35 Bcf of natural gas production if produced from well depths at or greater than 20,000 feet. This royalty relief is expected to have a positive impact on the economics of deep gas wells drilled on the shelf of the Gulf of Mexico. The Company fully utilized its available MMS deep gas royalty relief in December 2007.

Offshore Properties

Producing Properties.  The following table sets forth the interests owned by Contango through CRC and its REX and COE affiliates in the Gulf of Mexico which are producing natural gas or oil as of August 22, 2008:

Area/Block	WI	NRI	Status	Notes

Contango Resources Company:
Eugene Island 10 #1 (Dutch #1)	47.05%	38.1%	Producing
Eugene Island 10 #2 (Dutch #2)	47.05%	38.1%	Producing
Eugene Island 10 #3 (Dutch #3)	47.05%	38.1%	Producing
S-L 18640 #1 (Mary Rose #1)	53.21%	40.5%	Producing
S-L 19266 #1 (Mary Rose #2)	53.21%	38.7%	Producing
S-L 19266 #2 (Mary Rose #3)	53.21%	38.7%	Producing
S-L 18860 #1 (Mary Rose #4)	34.58%	25.5%	Producing

Republic Exploration LLC
Eugene Island 113B	0.00%	3.3%	Producing	Farmed out
West Delta 36	25.00%	20.0%	Producing	Farmed out

Contango Offshore Exploration LLC:
Grand Isle 72	50.00%	40.0%	Producing
Ship Shoal 358, A-3 well	10.00%	7.7%	Producing

Leases.  The following table sets forth the working interests and status of the leases owned by Contango through CRC and COI, and its REX and COE affiliates in the Gulf of Mexico as of August 22, 2008:

			Expiration
Area/Block	WI	Lease Date	Date	Status	Notes

Contango Resources Company:
S-L 19266 #3 (Eloise North #1)	54.17%	Feb-07	Feb-12	Completing
S-L 19261	53.21%	Feb-07	Feb-12
S-L 19396	53.21%	Jun-07	Jun-12
Eugene Island 11	53.21%	Dec-07	(1)

Contango Operators, Inc.:
Grand Isle 63	25.00%	May-04	May-09
Grand Isle 73	25.00%	May-04	May-09
West Delta 43	35.00%	May-04	May-09	Dry Hole
Ship Shoal 14	37.50%	May-06	May-11
Ship Shoal 25	37.50%	May-06	May-11
South Marsh Island 57	37.50%	May-06	May-11
South Marsh Island 59	37.50%	May-06	May-11
South Marsh Island 75	37.50%	May-06	May-11
South Marsh Island 282	37.50%	May-06	May-11
Grand Isle 70	3.65%	Jun-06	Jun-11
West Delta 77	25.00%	Jun-06	Jun-11
Vermilion 194	37.50%	Jul-06	Jul-11

			Expiration
Area/Block	WI	Lease Date	Date	Status	Notes

Republic Exploration LLC
High Island 113	100.00%	Oct-03	Oct-08
South Timbalier 191	50.00%	May-04	May-09
Vermilion 36	100.00%	May-04	May-09
Vermilion 109	100.00%	May-04	May-09
Vermilion 134	100.00%	May-04	May-09
West Cameron 179	100.00%	May-04	May-09
West Cameron 185	100.00%	May-04	May-09
West Cameron 200	100.00%	May-04	May-09
West Delta 18	100.00%	May-04	May-09
West Delta 33	100.00%	May-04	May-09
West Delta 34	100.00%	May-04	May-09
West Delta 43	30.00%	May-04	May-09	Dry Hole
Ship Shoal 220	50.00%	Jun-04	Jun-09
South Timbalier 240	50.00%	Jun-04	Jun-09
West Cameron 133	100.00%	Jun-04	Jun-09
West Cameron 80	100.00%	Jun-04	Jun-09
West Cameron 167	100.00%	Jun-04	Jun-09
Eugene Island 76	0.00%	Jul-04	Jul-09	Depleted	Farmed out
Vermilion 130	100.00%	Jul-04	Jul-09
West Cameron 107	100.00%	May-05	May-10
Eugene Island 168	50.00%	Jun-05	Jun-10
Vermilion 73	0.00%	Jul-05	Jul-10	Dry Hole	Farmed out
High Island A243	75.00%	Jan-06	Jan-11
South Marsh Island 57	50.00%	May-06	May-11
South Marsh Island 59	50.00%	May-06	May-11
South Marsh Island 75	50.00%	May-06	May-11

Republic Exploration LLC (continued)
South Marsh Island 282	50.00%	May-06	May-11
Ship Shoal 14	50.00%	May-06	May-11
Ship Shoal 25	50.00%	May-06	May-11
West Delta 77	50.00%	Jun-06	Jun-11
Vermilion 154	(2)	Jul-06	Jul-11	(3)	Farmed out
Vermilion 194	50.00%	Jul-06	Jul-11
High Island A196	100.00%	Nov-06	Nov-11
High Island A197	100.00%	Nov-06	Nov-11
High Island A198	100.00%	Nov-06	Nov-11	Dry Hole
High Island 263	100.00%	Jan-08	Jan-13
High Island A38	100.00%	Jan-08	Jan-13
Eugene Island 56	100.00%	Jul-08	Jul-13

			Expiration
Area/Block	WI	Lease Date	Date	Status	Notes

Contango Offshore Exploration LLC:
East Breaks 283	100.00%	Dec-03	Dec-11
East Breaks 369	0.00%	Dec-03	Dec-08	Dry Hole	Farmed out
East Breaks 370	0.00%	Dec-03	Dec-08	(4)	Farmed out
High Island A16	100.00%	Dec-03	Dec-08
South Timbalier 191	50.00%	May-04	May-09
Grand Isle 63	50.00%	May-04	May-09
Grand Isle 73	50.00%	May-04	May-09
Ship Shoal 220	50.00%	Jun-04	Jun-09
South Timbalier 240	50.00%	Jun-04	Jun-09
Viosca Knoll 118	50.00%	Jun-04	Jun-09
Vermilion 154	(2)	Jul-04	Jul-09	(3)	Farmed out
Viosca Knoll 475	100.00%	May-05	May-10
Eugene Island 168	50.00%	Jun-05	Jun-10
East Breaks 366	100.00%	Nov-05	Nov-15
East Breaks 410	100.00%	Nov-05	Nov-15
East Breaks 167	75.00%	Dec-05	Dec-10
High Island A311	75.00%	Dec-05	Dec-10
East Breaks 166	75.00%	Jan-06	Jan-11
High Island A342	75.00%	Jan-06	Jan-11
Ship Shoal 263	75.00%	Jan-06	Jan-11
Viosca Knoll 383	100.00%	Jan-06	Jan-11
Grand Isle 70	45.10%	Jun-06	Jun-11
Viosca Knoll 119	50.00%	Jun-06	Jun-11

(1)	Held by Right-of-Use-and-Easement

(2)	REX and COE will split a 25% back-in WI after payout

(3)	Drilling expected by Summer 2008

(4)	No drilling date determined yet. Farmee has until September 1, 2008 to decide if East Breaks 370 will be drilled. COE will receive a 3.67% ORRI before project payout and a 6.67% ORRI after project payout.

Contango Venture Capital Corporation

In March 2008, Contango Venture Capital Corporation (“CVCC”), our wholly-owned subsidiary, sold its direct and indirect investments in Gridpoint, Inc., Trulite, Inc., Protonex Technology Corporation, Jadoo Power Systems, Contango Capital Partners Fund, L.P. and Contango Capital Partnership Management, LLC for $3.4 million, in the aggregate, recognizing a loss of approximately $2.9 million for the fiscal year ended June 30, 2008. CVCC’s only remaining alternative energy investment is Moblize, Inc. (“Moblize”).

The Company originally invested $1.2 million in Moblize in exchange for 648,648 shares of Moblize convertible preferred stock. In March 2008, the Company determined that Moblize was partially impaired, and wrote down the investment to $0.6 million, recognizing a loss of $0.6 million for fiscal year ended June 30, 2008. In June 2008, CVCC sold 205,000 shares of convertible preferred stock of Moblize to a third party for $410,000. As of August 22, 2008, CVCC owned 443,648 shares of Moblize convertible preferred stock, valued at $0.2 million, which represents an approximate 19.5% ownership interest. Moblize develops real time diagnostics and field optimization solutions for the oil and gas and other industries using open-standards based technologies.

Property Sales and Discontinued Operations

Freeport LNG Development, L.P.

On February 5, 2008, the Company sold its ten percent (10%) limited partnership interest in Freeport LNG Development L.P. (“Freeport LNG”) to Turbo LNG LLC, an affiliate of Osaka Gas Co., Ltd., for $68.0 million, and recognized a gain of approximately $63.4 million on the sale. Freeport LNG is a limited partnership formed to develop, construct and operate a 1.75 billion cubic feet per day (“Bcfd”) liquefied natural gas (“LNG”) receiving and gasification terminal on Quintana Island, near Freeport, Texas.

The Company used $20.3 million of the proceeds from the sale to pay off its debt with The Royal Bank of Scotland plc, including principal, interest and fees. Another $20.0 million was used to pay off its debt with a private investment firm. The remaining $27.7 million was used for working capital purposes.

Arkansas Fayetteville Shale

On December 21, 2007, the Company sold its Western core Arkansas Fayetteville Shale properties to Petrohawk Energy Corporation for $199.2 million. The sale was effective October 1, 2007. The Company sold approximately 14,200 acres with 6.4 Mmcfd of production, net to Contango. The Company recognized a gain of approximately $155.9 million for the fiscal year ended June 30, 2008 as a result of this sale.

On January 30, 2008, the Company sold its Eastern core Arkansas Fayetteville Shale properties to XTO Energy, Inc. for approximately $128.0 million. The sale was effective December 1, 2007. The Eastern core consisted of approximately 11,200 acres with 3.0 Mmcfd of production, net to Contango. The Company recognized a gain of approximately $106.4 million for the fiscal year ended June 30, 2008 as a result of this sale.

Texas and Louisana

Effective February 1, 2008, the Company sold its interest in two on-shore wells to Alta Resources LLC. The Alta-Ellis #1 in Texas and the Temple-Inland in Louisiana were sold for approximately $1.1 million.

Marketing and Pricing

The Company currently derives its revenue principally from the sale of natural gas and oil. As a result, the Company’s revenues are determined, to a large degree, by prevailing natural gas and oil prices. The Company currently sells its natural gas and oil on the open market at prevailing market prices. Market prices are dictated by supply and demand, and the Company cannot predict or control the price it receives for its natural gas and oil. The Company has outsourced the marketing of its offshore natural gas and oil production volume to a privately-held third party marketing firm. The Company has a policy not to hedge its natural gas and oil production.

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

The Federal Energy Regulatory Commission (the “FERC”) has embarked on wide-ranging regulatory initiatives relating to natural gas transportation rates and services, including the availability of market-based and other alternative rate mechanisms to pipelines for transmission and storage services. In addition, the FERC has announced and implemented a policy allowing pipelines and transportation customers to negotiate rates above the otherwise applicable maximum lawful cost-based rates on the condition that the pipelines alternatively offer so-called recourse rates equal to the maximum lawful cost-based rates. With respect to gathering services, the FERC has issued orders declaring that certain facilities owned by interstate pipelines primarily perform a gathering function, and may be transferred to affiliated and non-affiliated entities that are not subject to the FERC’s rate jurisdiction. The Company cannot predict the ultimate outcome of these developments, or the effect of these developments on transportation rates. Inasmuch as the rates for these pipeline services can affect the natural gas prices received by the Company for the sale of its production, the FERC’s actions may have an impact on the Company. However, the impact should not be substantially different on the Company than it will on other similarly situated natural gas producers and sellers.

Employees

We have six employees, all of whom are full time. We use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We are dependent on JEX for prospect generation, evaluation and prospect leasing. As a working interest owner, we rely on outside operators to drill, produce and market our natural gas and oil for our onshore prospects and certain offshore prospects where we are a non-operator. In the offshore prospects where we are the operator, we rely on a turn-key contractor to drill and rely on independent contractors to produce and market our natural gas and oil. In addition, we utilize the services of independent contractors to perform field and on-site drilling and production operation services and independent third party engineering firms to calculate our reserves.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position

Kenneth R. Peak	63	Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Lesia Bautina	37	Senior Vice President and Controller
Sergio Castro	38	Vice President and Treasurer
Marc Duncan	55	President & Chief Operating Officer, Contango Operators, Inc.
B.A. Berilgen	60	Director
Jay D. Brehmer	43	Director
Charles M. Reimer	63	Director
Steven L. Schoonover	63	Director
Darrell W. Williams	65	Director

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

B.A. Berilgen.  Mr. Berilgen was appointed a director of Contango in July 2007. Mr. Berilgen has served in a variety of senior positions during his 38 year career. Currently, he is Chief Executive Officer of Patara Oil & Gas LLC. Prior to that he was Chairman, Chief Executive Officer and President of Rosetta Resources Inc., a company he founded in 2005. Mr. Berilgen was also previously the Executive Vice President of Calpine Corp. and President of Calpine Natural Gas L.P. from October 1999 through June 2005. In June 1997, Mr. Berilgen joined Sheridan Energy, a public oil and gas company, as its President and Chief Executive Officer. Mr. Berilgen attended the University of Oklahoma, receiving a B.S. in Petroleum Engineering in 1970 and a M.S. in Industrial Engineering/Management Science.

Jay D. Brehmer.  Mr. Brehmer has been a director of Contango since October 2000. Mr. Brehmer is currently a founding partner of Southplace LLC, a provider of private-company middle-market corporate finance advisory services. Prior to that, he was Managing Director of Houston Capital Advisors LP, a boutique financial advisory, merger and acquisition investment bank. From November 2002 until August 2004, he advised various energy and energy-related companies on corporate finance and merger and acquisition activities through Southplace, LLC. From May 1998 until November 2002, Mr. Brehmer was responsible for structured-finance energy related transactions at Aquila Energy Capital Corporation. Prior to joining Aquila, Mr. Brehmer founded Capital Financial Services, which provided mid-cap companies with strategic merger and acquisition advice coupled with prudent financial capitalization structures. Mr. Brehmer holds a BBA from Drake University in Des Moines, Iowa.

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

Steven L. Schoonover.  Mr. Schoonover was elected a director of Contango in 2005. Mr. Schoonover was most recently Chief Executive Officer of Cellxion, L.L.C., a company specializing in construction and installation of telecommunication buildings and towers, as well as the installation of high-tech telecommunication equipment. From 1990 until its sale in November 1997 to Telephone Data Systems, Inc., Mr. Schoonover served as President of Blue Ridge Cellular, Inc., a full-service cellular telephone company he co-founded. From 1983 to 1996, he served in various positions, including President and Chief Executive Officer, with Fibrebond Corporation, a construction firm involved in cellular telecommunications buildings, site development and tower construction. Mr. Schoonover has been awarded, on two occasions with two different companies, Entrepreneur of the Year, sponsored by Ernst & Young, Inc Magazine and USA Today.

Darrell W. Williams.  Mr. Williams has been a director of Contango since 1999. From 2005 through 2007, Mr. Williams was President and Chief Executive Officer of Porta-Kamp International LP, which specializes in the manufacture, supply and construction of remote area housing, and Chief Executive Officer of Clearwater Environmental Systems, a manufacturer of sewage and water treatment systems. From 2002 until 2005, Mr. Williams was Managing Director of Catalina Capital Advisors, LP. Prior to joining Catalina, Mr. Williams was in senior executive positions with Deutug Drilling, GmbH (1993-2002), Nabors Drilling (1988-1993), Pool Company (1985-1988), Baker Oil Tools (1980-1983), SEDCO (1970-1980), Tenneco (1966-1970), and Humble Oil (1964-1966). Mr. Williams graduated from West Virginia University with a degree in Petroleum Engineering in 1964. Mr. Williams is past Chairman of the Houston Chapter of International Association of Drilling Contractors, a life member of the Society of Petroleum Engineers and a registered professional engineer in Texas.

Directors of Contango serve as members of the board of directors until the next annual stockholders meeting, until successors are elected and qualified or until their earlier resignation or removal. Officers of Contango are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. Each outside director of the Company receives a quarterly retainer of $8,000 payable in cash and $36,000 payable annually in Company common stock. Each outside director also receives a $1,000 cash payment for each board meeting and separately scheduled Audit Committee meeting attended. The Chairman of the Audit Committee receives an additional quarterly cash payment of $3,000. There are no family relationships between any of our directors or executive officers.

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

We have no ability to control the prices that we receive for natural gas and oil. Natural gas and oil prices fluctuate widely, and a substantial or extended decline in natural gas and oil prices would adversely affect our revenues, profitability and growth and could have a material adverse effect on the business, the results of operations and financial condition of the Company.

Our revenues, profitability and future growth depend significantly on natural gas and crude oil prices. Prices received affect the amount of future cash flow available for capital expenditures and repayment of indebtedness and our ability to raise additional capital. We do not expect to hedge our production to protect against price decreases. Lower prices may also affect the amount of natural gas and oil that we can economically produce. Factors that can cause price fluctuations include:

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

A substantial or extended decline in natural gas and oil prices could have a material adverse effect on our access to capital and the quantities of natural gas and oil that may be economically produced by us. A significant decrease in price levels for an extended period would negatively affect us.

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

We are highly dependent on the technical services provided by JEX and could be seriously harmed if JEX terminated its services with us or became otherwise unavailable.

Because we have only six employees, none of whom are geoscientists or petroleum engineers, we are dependent upon JEX for the success of our natural gas and oil exploration projects and expect to remain so for the foreseeable future. We do not have a written agreement with JEX which contractually obligates them to provide us with their services in the future. Highly qualified explorationists and engineers are difficult to attract and retain. As a result, the loss of the services of JEX could have a material adverse effect on us and could prevent us from pursuing our business plan. Additionally, the loss by JEX of certain explorationists could have a material adverse effect on our operations as well.

Our ability to successfully execute our business plan is dependent on our ability to obtain adequate financing.

Our business plan, which includes participation in 3-D seismic shoots, lease acquisitions, the drilling of exploration prospects and producing property acquisitions, has required and is expected to continue to require substantial capital expenditures. We may require additional financing to fund our planned growth. Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time we seek such capital. Accordingly, additional financing may not be available to us on acceptable terms, if at all. In the event additional capital resources are unavailable, we may be required to curtail our exploration and development activities or be forced to sell some of our assets in an untimely fashion or on less than favorable terms.

It is difficult to quantify the amount of financing we may need to fund our planned growth. The amount of funding we may need in the future depends on various factors such as:

•	Our financial condition;

•	The prevailing market price of natural gas and oil;

•	The type of projects in which we are engaging; and

•	Lead time required to bring discoveries to production.

We frequently obtain capital through the sale of our producing properties.

The Company, since its inception in September 1999, has raised approximately $484.0 million from various property sales. These sales bring forward future revenues and cash flows, but our longer term liquidity could be impaired to the extent our exploration efforts are not successful in generating new discoveries, production, revenues and cash flows. Additionally, our longer term liquidity could be impaired due to the decrease in our inventory of producing properties that could be sold in future periods. Further, as a result of these property sales the Company’s ability to collateralize bank borrowings is reduced which increases our dependence on more expensive mezzanine debt and potential equity sales. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations.

We assume additional risk as Operator in drilling high pressure wells in the Gulf of Mexico.

COI and CRC are wholly-owned subsidiaries of the Company, formed for the purpose of drilling and operating exploration wells in the Gulf of Mexico. COI is currently the operator of Eloise #1 and Grand Isle 72, and CRC is currently the operator for our Dutch and Mary Rose discoveries.

Drilling activities are subject to numerous risks, including the significant risk that no commercially productive hydrocarbon reserves will be encountered. The cost of drilling, completing and operating wells and of installing production facilities and pipelines is often uncertain. Drilling costs could be significantly higher if we encounter difficulty in drilling offshore exploration wells. The Company’s drilling operations may be curtailed, delayed, canceled or negatively impacted as a result of numerous factors, including inexperience as an operator, title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery or availability of material, equipment and fabrication yards. In periods of increased drilling activity resulting from high commodity prices, demand exceeds availability for drilling rigs, drilling vessels, supply boats and personnel experienced in the oil and gas industry in general, and the offshore oil and gas industry in particular. This may lead to difficulty and delays in consistently obtaining certain services and equipment from vendors, obtaining drilling rigs and other equipment at favorable rates and scheduling equipment fabrication at factories and fabrication yards. This, in turn, may lead to projects being delayed or experiencing increased costs. The cost of drilling, completing, and operating wells is often uncertain, and new wells may not be productive or we may not recover all or any of our investment. The risk of significant cost overruns, curtailments, delays, inability to reach our target reservoir and other factors detrimental to drilling and completion operations may be higher due to our inexperience as an operator.

Additionally, we use turnkey contracts that cost more, and under certain conditions, the turnkey contract can be terminated by the turnkey drilling contractor, leading to higher risks and costs for the Company.

We rely on third-party operators to operate and maintain some of our production pipelines and processing facilities and as a result we have limited control over the operations of such facilities and the interests of an operator may even differ from our interests.

We depend upon the services of third-party operators to operate production platforms, pipelines, gas processing facilities and the infrastructure required to produce and market our natural gas, condensate and oil. We have limited influence over the conduct of operations by third-party operators. As a result, we have little control over how frequently and how long our production is shut-in when production problems, weather and other production shut-ins occur. Poor performance on the part of, or errors or accidents attributable to, the operator of a project in which we participate may have an adverse effect on our results of operations and financial condition. Also, the interest of an operator may differ from our interests.

Repeated production shut-ins can possibly damage our well bores.

Our Dutch and Mary Rose well bores are required to be shut-in from time to time due to a combination of weather, mechanical problems and shut-ins necessary to upgrade and increase the production handling capacity at related downstream platform, gas processing and pipeline infrastructure. In addition to negatively impacting our near term revenues and cash flow, repeated production shut-ins may damage our well bores if repeated excessively or not executed properly. The loss of a well bore due to damage could require us to drill additional wells to recover our reserves.

Concentrating our capital investment in the Gulf of Mexico increases our exposure to risk.

Our capital investments are focused in offshore Gulf of Mexico prospects. However, our exploration prospects in the Gulf of Mexico may not lead to significant revenues. Furthermore, we may not be able to drill productive wells at profitable finding and development costs.

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

In order to prepare these estimates, our independent third-party petroleum engineers must project production rates and timing of development expenditures as well as analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also requires economic assumptions relating to matters such as natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of natural gas and oil reserves are inherently imprecise.

Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and pre-tax net present value of reserves shown in this report. In addition, estimates of our proved reserves may be adjusted to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond our control and may prove to be incorrect over time. As a result, our estimates may require substantial upward or downward revisions if subsequent drilling, testing and production reveal different results. Furthermore, some of the producing wells included in our reserve report have produced for a relatively short period of time. Because some of our reserve estimates are not based on a lengthy production history and are calculated using volumetric analysis, these estimates are less reliable than estimates based on a more lengthy production history. Any downward adjustment could indicate lower future production and thus adversely affect our financial condition, future prospects and market value.

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

The Company’s revenue activities are significantly concentrated in one field.

The proved reserves assigned to our Dutch and Mary Rose discoveries have seven producing well bores concentrated in one reservoir. As of August 29, 2008, this reservoir had only nineteen months of production history, and was producing via two pipelines and two production platforms. Reserve assessments based on only seven well bores in one reservoir with relatively limited production history are subject to greater risk of downward revision than multiple well bores from several mature producing reservoirs.

We rely on the accuracy of the estimates in the reservoir engineering reports provided to us by our outside engineers.

We have no in house reservoir engineering capability, and therefore rely on the accuracy of the periodic reservoir reports provided to us by our independent third-party reservoir engineers. If those reports prove to be inaccurate, our financial reports could have material misstatements. Further, we use the reports of our independent reservoir engineers in our financial planning. If the reports of the outside reservoir engineers prove to be inaccurate, we may make misjudgments in our financial planning.

Exploration is a high risk activity, and our participation in drilling activities may not be successful.

Our future success largely depends on the success of our exploration drilling program. Participation in exploration drilling activities involves numerous risks, including the significant risk that no commercially productive natural gas or oil reservoirs will be discovered. The cost of drilling, completing and operating wells is uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	Unexpected drilling conditions.

•	Blowouts, fires or explosions with resultant injury, death or environmental damage.

•	Pressure or irregularities in formations.

•	Equipment failures or accidents.

•	Tropical storms, hurricanes and other adverse weather conditions.

•	Compliance with governmental requirements and laws, present and future.

•	Shortages or delays in the availability of drilling rigs and the delivery of equipment.

•	Our turnkey drilling contracts reverting to a day rate contract which would significantly increase the cost and risk to the Company.

•	Problems at third-party operated platforms, pipelines and gas processing facilities over which we have no control.

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

The natural gas and oil business involves many operating risks that can cause substantial losses.

The natural gas and oil business involves a variety of operating risks, including:

•	Blowouts, fires and explosions.

•	Surface cratering.

•	Uncontrollable flows of underground natural gas, oil or formation water.

•	Natural disasters.

•	Pipe and cement failures.

•	Casing collapses.

•	Stuck drilling and service tools.

•	Abnormal pressure formations.

•	Environmental hazards such as natural gas leaks, oil spills, pipeline ruptures or discharges of toxic gases.

•	Capacity constraints, equipment malfunctions and other problems at third-party operated platforms, pipelines and gas processing plants over which we have no control.

•	Repeated shut-ins of our well bores could significantly damage our well bores.

If any of the above events occur, we could incur substantial losses as a result of:

•	Injury or loss of life.

•	Reservoir damage.

•	Severe damage to and destruction of property or equipment.

•	Pollution and other environmental damage.

•	Clean-up responsibilities.

•	Regulatory investigations and penalties.

•	Suspension of our operations or repairs necessary to resume operations.

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

All of our natural gas and oil is transported through gathering systems, pipelines, processing plants, and offshore platforms. Transportation capacity on gathering system pipelines and platforms is occasionally limited and at times unavailable due to repairs or improvements being made to these facilities or due to capacity being utilized by other natural gas or oil shippers that may have priority transportation agreements. If the gathering systems, processing plants, platforms or our transportation capacity is materially restricted or is unavailable in the future, our ability to market our natural gas or oil could be impaired and cash flow from the affected properties could be reduced, which could have a material adverse effect on our financial condition and results of operations. Further, repeated shut-ins of our wells could result in damage to our well bores that would impair our ability to produce from these wells and could result in additional wells being required to produce our reserves.

We may not have title to our leased interests and if any lease is later rendered invalid, we may not be able to proceed with our exploration and development of the lease site.

Our practice in acquiring exploration leases or undivided interests in natural gas and oil leases is to not incur the expense of retaining title lawyers to examine the title to the mineral interest prior to executing the lease. Instead, we rely upon the judgment of JEX and others to perform the field work in examining records in the appropriate governmental, county or parish clerk’s office before leasing a specific mineral interest. This practice is widely followed in the industry. Prior to the drilling of an exploration well the operator of the well will typically obtain a preliminary title review of the drillsite lease and/or spacing unit within which the proposed well is to be drilled to identify any obvious deficiencies in title to the well and, if there are deficiencies, to identify measures necessary to cure those defects to the extent reasonably possible. However, such deficiencies may not have been cured by the operator of such wells. It does happen, from time to time, that the examination made by title lawyers reveals that the lease or leases are invalid, having been purchased in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, we may not be able to proceed with our exploration and development of the lease site or may incur costs to remedy a defect. It may also happen, from time to time, that the operator may elect to proceed with a well despite defects to the title identified in the preliminary title opinion.

Competition in the natural gas and oil industry is intense, and we are smaller and have a more limited operating history than many of our competitors.

We compete with a broad range of natural gas and oil companies in our exploration and property acquisition activities. We also compete for the equipment and labor required to operate and to develop these properties. Most of our competitors have substantially greater financial resources than we do. These competitors may be able to pay more for exploratory prospects and productive natural gas and oil properties. Further, they may be able to evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to explore for natural gas and oil and to acquire additional properties in the future depends on our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, most of our competitors have been operating for a much longer time than we have and have substantially larger staffs. We may not be able to compete effectively with these companies or in such a highly competitive environment.

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

Other companies may from time to time drill, complete and operate properties in which we have an interest. As a result, we have a limited ability to exercise influence over operations for these properties or their associated costs. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors that are outside of our control, including:

•	Timing and amount of capital expenditures.

•	The operator’s expertise and financial resources.

•	Approval of other participants in drilling wells.

•	Selection of technology.

We are highly dependent on our management team, JEX, exploration partners and third-party consultants and any failure to retain the services of such parties could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies.

The successful implementation of our business strategy and handling of other issues integral to the fulfillment of our business strategy is highly dependent on our management team, as well as certain key geoscientists, geologists, engineers and other professionals engaged by us. We are highly dependent on the services provided by JEX and we do not have any written agreements contractually obligating them to provide us with their services in the future. The loss of key members of our management team, JEX or other highly qualified technical professionals could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies which may have a material adverse effect on our business, financial condition and operating results.

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

Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law could adversely effect a potential acquisition by third-parties that may ultimately be in the financial interests of our stockholders.

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

Our common stock is thinly traded.

Contango has approximately 16.8 million shares of common stock outstanding, held by approximately 92 holders of record. Directors and officers own or have voting control over approximately 3.4 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Production, Prices and Operating Expenses

The following table presents information from continuing operations regarding the production volumes, average sales prices received and average production costs associated with our sales of natural gas, oil and natural gas liquids (“NGLs”) for the periods indicated. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six thousand cubic feet (“Mcf”) of natural gas.

	Year Ended June 30,
	2008	2007	2006

Production:
Natural gas (million cubic feet)	9,089	1,792	72
Oil and condensate (thousand barrels)	185	34	4
Natural gas liquids (thousand gallons)	4,700	187	—

Total (million cubic feet equivalent)	10,870	2,023	96
Natural gas (thousand cubic feet per day)	24,833	4,910	197
Oil and condensate (barrels per day)	505	93	11
Natural gas liquids (gallons per day)	12,842	512	—

Total (thousand cubic feet equivalent per day)	29,698	5,541	263
Average sales price:
Natural gas (per thousand cubic feet)	$9.81	$6.62	$7.05
Oil and condensate (per barrel)	$108.36	$59.60	$61.53
Natural gas liquids (per gallon)	$1.55	$0.94	$—
Total (per thousand cubic feet equivalent)	$10.72	$6.91	$8.08
Selected data per Mcfe:
Total lease operating expenses	$0.62	$0.44	$(0.03)
General and administrative expenses	$1.51	$3.38	$48.44
Depreciation, depletion and amortization of natural gas and oil properties	$1.01	$0.61	$—

Development, Exploration and Acquisition Capital Expenditures

The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated:

	Year Ended June 30,
	2008	2007	2006

Property acquisition costs:
Unproved	$—	$3,571,830	$14,609,232
Proved	309,000,000	—	—
Exploration costs	45,243,651	72,888,603	19,529,607
Developmental costs	76,025,586	1,453,066	590,395
Capitalized interest	—	1,083,693	149,365

Total costs	$430,269,237	$78,997,192	$34,878,599

Drilling Activity

The following table shows our drilling activity for the periods indicated. In the table, “gross” wells refer to wells in which we have a working interest, and “net” wells refer to gross wells multiplied by our working interest in such wells.

	Year Ended June 30,
	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells:
Productive (onshore)	34	2.2	60	9.9	11	2.0
Productive (offshore)	4	2.0	4	1.6	1	0.6
Non-productive (onshore)	19	3.9	4	0.6	3	2.8
Non-productive (offshore)	1	1.0	1	0.4	2	0.9

Total	58	9.1	69	12.5	17	6.3

The productive and non-productive onshore wells listed above relate strictly to our investment in the Arkansas Fayetteville Shale. At the time the Company sold its interest in the Arkansas Fayetteville Shale wells, the Company had 16 wells that were being drilled. We have classified those 16 wells as non-productive.

Exploration and Development Acreage

Our principal natural gas and oil properties consist of natural gas and oil leases. The following table indicates our interests in developed and undeveloped acreage as of June 30, 2008:

	Developed		Undeveloped
	Acreage(1)(2)		Acreage(1)(3)
	Gross(4)	Net(5)	Gross(4)	Net(5)

Onshore Texas	—	—	5,800	4,060
Offshore Gulf of Mexico	21,950	5,920	237,029	104,442

Total	21,950	5,920	242,829	108,502

(1)	Excludes any interest in acreage in which we have no working interest before payout or before initial production.

(2)	Developed acreage consists of acres spaced or assignable to productive wells.

(3)	Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

(4)	Gross acres refer to the number of acres in which we own a working interest.

(5)	Net acres represent the number of acres attributable to an owner’s proportionate working interest in a lease (e.g., a 50% working interest in a lease covering 320 acres is equivalent to 160 net acres).

Included in the Offshore Gulf of Mexico acres shown in the table above are the beneficial interests Contango has in the offshore acreage owned by its partially-owned subsidiaries. The above table includes (i) our 32.3% interest in Republic Exploration LLC’s 1,163 net developed acres and 121,685 net undeveloped acres, and (ii) our 65.6% interest in Contango Offshore Exploration LLC’s 3,000 net developed acres and 75,476 net undeveloped acres. In addition, the Company holds royalty interests in approximately 10,760 gross undeveloped acres (484 net undeveloped acres) and 5,000 gross developed acres (71 net developed acres), offshore in the Gulf of Mexico.

Productive Wells

The following table sets forth the number of gross and net productive natural gas and oil wells in which we owned an interest as of June 30, 2008:

	Total Productive
	Wells(1)
	Gross(2)	Net(3)

Natural gas (offshore)	11	3.8
Oil	—	—

Total	11	3.8

(1)	Productive wells are producing wells and wells capable of producing commercial quantities. Completed but marginally producing wells are not considered here as a “productive” well.

(2)	A gross well is a well in which we own an interest.

(3)	The number of net wells is the sum of our fractional working interests owned in gross wells.

Natural Gas and Oil Reserves

The following table presents our estimated net proved natural gas and oil reserves and the pre-tax net present value of our reserves at June 30, 2008, based on a reserve report generated by William M. Cobb & Associates, Inc. The pre-tax net present value, discounted at 10%, is not intended to represent the current market value of the estimated natural gas and oil reserves we own.

The pre-tax net present value of future cash flows attributable to our proved reserves prepared in accordance with SEC guidelines as of June 30, 2008 was based on $13.095 per million British thermal units (“MMbtu”) for natural gas at the NYMEX and $140.00 per barrel of oil at the West Texas Intermediate Posting, in each case before adjusting for basis, transportation costs and British thermal unit (“Btu”) content. For further information concerning the present value of future net cash flows from these proved reserves, see “Supplemental Oil and Gas Disclosures”.

	Total Proved Reserves as of June 30, 2008
Offshore	Producing	Non-Producing	Total

Natural gas (MMcf)	262,502	29,066	291,568
Oil and condensate (MBbls)	5,161	318	5,479
Natural gas liquids (MBbls)	6,759	680	7,439
Total proved reserves (MMcfe)	334,022	35,054	369,076
Pre-tax net present value ($000) (Disc. @ 10%)	$2,983,433	$200,410	3,183,843

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

As of the date of this Form 10-K, we are not a party to any material legal proceedings and we are not aware of any material proceedings contemplated against us.

Item 4.	Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2008, no matters were submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was listed on the American Stock Exchange in January 2001 under the symbol “MCF”. The table below shows the high and low closing prices of our common stock for the periods indicated.

	High	Low

Fiscal Year 2007:
Quarter ended September 30, 2006	$14.45	$11.47
Quarter ended December 31, 2006	$24.09	$10.46
Quarter ended March 31, 2007	$22.49	$19.74
Quarter ended June 30, 2007	$39.35	$21.38
Fiscal Year 2008:
Quarter ended September 30, 2007	$40.20	$32.05
Quarter ended December 31, 2007	$52.70	$36.75
Quarter ended March 31, 2008	$69.15	$49.52
Quarter ended June 30, 2008	$94.40	$69.25

On August 22, 2008, the closing price of our common stock on the American Stock Exchange was $77.98 per share, and there were approximately 16.8 million shares of Contango common stock outstanding, held by approximately 92 holders of record.

We have not declared or paid any dividends on our shares of common stock. Any future decision to pay dividends on our common stock will be at the discretion of our board and will depend upon our financial condition, results of operations, capital requirements, and other factors our board may deem relevant.

On May 17, 2007, we sold $30.0 million of our Series E preferred stock to a group of private investors. The sale of the Series E preferred stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, as a transaction not involving a public offering. The Series E preferred stock was convertible at any time by the holder into shares of our common stock at a price of $38.00 per share. The dividend on the Series E preferred stock was paid quarterly in cash at a rate of 6.0% per annum. We used the net proceeds to repay $15.0 million in debt outstanding from the Company’s $30.0 million term loan agreement and to fund the Company’s offshore Gulf of Mexico deep shelf exploration program.

During the quarter ended March 31, 2008, four Series E preferred stockholders voluntarily elected to convert a total of 2,400 shares of Series E preferred stock to 315,786 shares of our common stock. The converted shares of Series E preferred stock had a face value of $12.0 million. During the quarter ended June 30, 2008, the final three Series E preferred stockholders voluntarily elected to convert a total of 3,600 shares of Series E preferred stock to 473,682 shares of our common stock. The converted shares of Series E preferred stock had a face value of $18.0 million.

The following table sets forth information about our equity compensation plan at June 30, 2008:

	Number of Securities to be	Weighted-Average	Number of Securities Remaining
	Issued upon Exercise of	Exercise Price of	Available for Future Issuance
	Outstanding options,	Outstanding Options,	Under Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans

1999 Stock Incentive Plan	855,667	$11.57	568,666

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

The following graph compares the yearly percentage change from June 30, 2003 until June 30, 2008 in the cumulative total stockholder return on our common stock to the cumulative total return on the Russell 2000 Stock Index and a peer group of five independent oil and gas exploration companies selected by us. The companies in our selected peer group are Brigham Exploration Company, Carrizo Oil & Gas, Inc., Edge Petroleum Corp., Goodrich Petroleum Corp. and PetroQuest Energy, Inc. Our common stock began trading on the American Stock Exchange on January 19, 2001 and previously traded on the Nasdaq over-the-counter Bulletin Board. The graph assumes that a $100 investment was made in our common stock and each index on June 30, 2003 and that all dividends were reinvested. The stock performance for our common stock is not necessarily indicative of future performance.

Comparison of Fiscal Year 2008 Cumulative Total Return

	06/30/03	06/30/04	06/30/05	6/30/2006	6/30/2007	6/30/2008
Peer Group Composite	100	199	280	405	449	808
Russell 2000 Stock Index	100	132	143	162	186	154
Contango Oil & Gas Co.	100	163	225	346	887	2,272

Item 6.	Selected Financial Data

	Year Ended June 30,
	2008	2007	2006	2005	2004
	(Dollar amounts in 000s, except per share amounts)

Financial Data:
Revenues:
Natural gas and oil sales	$116,498	$14,140	$776	$1,051	$28
Gain from hedging activities	—	—	—	—	58

Total revenues	$116,498	$14,140	$776	$1,051	$86

Income (loss) from continuing operations	$83,221	$(1,078)	$(6,888)	$(3,191)	$(340)
Discontinued operations, net of income taxes	173,685	(1,617)	6,681	15,609	8,040

Net income (loss)	$256,906	$(2,695)	$(207)	$12,418	$7,700
Preferred stock dividends	1,548	540	601	420	620

Net income (loss) attributable to common stock	$255,358	$(3,235)	$(808)	$11,998	$7,080

Net income (loss) per share:
Basic
Continuing operations	$5.05	$(0.03)	$(0.50)	$(0.27)	$(0.09)
Discontinued operations	10.73	(0.18)	0.45	1.19	0.77

Total	$15.78	$(0.21)	$(0.05)	$0.92	$0.68

Diluted
Continuing operations	$4.82	$(0.03)	$(0.50)	$(0.27)	$(0.09)
Discontinued operations	10.06	(0.18)	0.45	1.19	0.77

Total	$14.88	$(0.21)	$(0.05)	$0.92	$0.68

Weighted average shares outstanding:
Basic	16,185	15,430	14,760	13,089	10,484
Diluted	17,263	15,430	14,760	13,089	10,484
Working capital (deficit)	29,913	$(4,088)	$18,333	$28,839	$3,032
Capital expenditures	$430,269	$78,997	$34,879	$9,677	$12,384
Long term debt	$15,000	$20,000	$10,000	$—	$7,089
Stockholders’ equity	$341,998	$90,804	$62,540	$50,979	$36,117
Total assets	$599,974	$153,936	$89,385	$53,353	$45,511
Proved Reserve Data:
Total proved reserves (Mmcfe)	369,076	84,876	3,430	1,373	17,422
Pre-tax net present value (SEC at 10%)	$3,183,843	$329,179	$8,852	$7,081	$59,767

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview

Contango is a Houston-based, independent natural gas and oil company. The Company’s business is to explore, develop, produce and acquire natural gas and oil properties primarily offshore in the Gulf of Mexico. COI and CRC, our wholly-owned subsidiaries, act as operator on certain offshore prospects.

Revenues and Profitability.  Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil and on our ability to find, develop and acquire natural gas and oil reserves that are economically recoverable. The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved natural gas and oil reserves. We use the successful efforts method of accounting for our natural gas and oil activities.

Reserve Replacement.  Generally, our producing properties offshore in the Gulf of Mexico have high initial production rates, followed by steep declines. As a result, we must locate and develop or acquire new natural gas and oil reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and acquire natural gas and oil reserves.

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

Please see “Risk Factors” on page 14 for a more detailed discussion of a number of other factors that affect our business, financial condition and results of operations.

Results of Operations

The following is a discussion of the results of our continuing operations for the fiscal year ended June 30, 2008, compared to the fiscal year ended June 30, 2007, and for the fiscal year ended June 30, 2007, compared to the fiscal year ended June 30, 2006.

Revenues.  All of our revenues are from the sale of our natural gas and oil production. Our revenues may vary significantly from year to year depending on changes in commodity prices, which fluctuate widely, and production volumes. Our production volumes are subject to wide swings as a result of new discoveries and ongoing geologic declines.

The table below sets forth revenue and production data for continuing operations for the fiscal years ended June 30, 2008, 2007 and 2006.

	Year Ended June 30,			Year Ended June 30,
	2008	2007	%	2007	2006	%
	($000)			($000)

Revenues:
Natural gas and oil sales	$116,498	$14,140	724%	$14,140	$776	1722%

Total revenues	$116,498	$14,140		$14,140	$776
Production:
Natural gas (million cubic feet)	9,089	1,792	407%	1,792	72	2389%
Oil and condensate (thousand barrels)	185	34	444%	34	4	750%
Natural gas liquids (thousand gallons)	4,700	187	2413%	187	—	100%

Total (million cubic feet equivalent)	10,870	2,023	437%	2,023	96	2007%
Natural gas (thousand cubic feet per day)	24,833	4,910	406%	4,910	197	2389%
Oil and condensate (barrels per day)	505	93	443%	93	11	750%
Natural gas liquids (gallons per day)	12,842	512	2407%	512	—	100%

Total (thousand cubic feet per day equivalent)	29,698	5,541	436%	5,541	263	2007%
Average Sales Price:
Natural gas (per thousand cubic feet)	$9.81	$6.62	48%	$6.62	$7.05	(6)%
Oil and condensate (per barrel)	$108.36	$59.60	82%	$59.60	$61.53	(3)%
Natural gas liquids (per gallon)	$1.55	$0.94	65%	$0.94	$—	100%
Operating expenses	$6,777	$891	661%	$891	$(3)	29800%
Exploration expenses	$5,729	$2,380	141%	$2,380	$6,816	(65)%
Depreciation, depletion and amortization	$11,900	$1,607	641%	$1,607	$202	696%
Impairment of natural gas and oil properties	$642	$—	100%	$—	$708	(100)%
General and administrative expenses	$16,929	$6,842	147%	$6,842	$4,761	44%
Interest expense, net of interest capitalized	$3,933	$2,163	82%	$2,163	$54	3906%
Interest income	$1,969	$886	122%	$886	$826	7%
Gain (loss) on sale of assets and other	$62,314	$(2,684)	2422%	$(2,684)	$250	(1174)%

Natural Gas and Oil Sales.  We reported natural gas and oil sales of approximately $116.5 million for the year ended June 30, 2008, up from approximately $14.1 million reported for the year ended June 30, 2007. This increase is attributable to our Dutch #2 discovery which began producing in July 2007, our Dutch #3 discovery which began producing in November 2007, our Mary Rose #1 and #3 discoveries which began producing in April 2008, and our Mary Rose #2 discovery which began producing in June 2008. Another reason for the large increase is the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008.

We reported natural gas and oil sales of approximately $14.1 million for the year ended June 30, 2007, up from approximately $0.8 million reported for the year ended June 30, 2006. This increase is mainly attributable to our Dutch #1 discovery which began producing in January 2007 and our Liberty discovery which began producing in March 2007.

Natural Gas and Oil Production and Average Sales Prices.  Our net natural gas production for the year ended June 30, 2008 was approximately 24.8 Mmcfd, up from approximately 4.9 Mmcfd for the year ended June 30, 2007. Net oil production for the period was up from 93 bopd to 505 bopd, and NGL production was up from 512 gallons per day to 12,842 gallons per day for the same period. The increase in natural gas, oil and NGL production was the result of our Dutch #2 discovery which began producing in July 2007, our Dutch #3 discovery which began producing in November 2007, our Mary Rose #1 and #3 discoveries which began producing in April 2008, and our Mary Rose #2 discovery which began producing in June 2008. Another reason for the large increase is the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008. For the year ended June 30, 2008, the price of natural gas was $9.81 per Mcf while the price for oil and NGLs was $108.36 per barrel and $1.55 per gallon, respectively. For the year ended June 30, 2007, the price of natural gas was $6.62 per Mcf while the price for oil and NGLs was $59.60 per barrel and $0.94 per gallon, respectively.

Our net natural gas production for the year ended June 30, 2007 was approximately 4.9 Mmcfd, up from approximately 0.2 Mmcfd for the year ended June 30, 2006. Net oil production for the period was up from 11 bopd to 93 bopd, and NGL production increased from zero to 512 gallons per day for the same period. The increase in natural gas, oil and NGL production was primarily the result of our Dutch #1 discovery which began producing in January 2007 and our Liberty discovery which began producing in March 2007. For the year ended June 30, 2007, the price of natural gas was $6.62 per Mcf while the price for oil and NGLs was $59.60 per barrel and $0.94 per gallon, respectively. For the year ended June 30, 2006, the price of natural gas was $7.05 per Mcf while the price for oil was $61.53 per barrel.

Operating Expenses.  Operating expenses for the year ended June 30, 2008 were approximately $6.8 million which related mainly to continuing operations from our three Dutch wells and our first three Mary Rose wells, compared to operating expenses for the year ended June 30, 2007 of approximately $0.9 million which related mainly to only one Dutch well. Operating expenses for the year ended June 30, 2006 were immaterial due to no significant producing discoveries during this time.

Exploration Expense.  We reported approximately $5.7 million of exploration expenses for the year ended June 30, 2008. Of this amount, approximately $4.2 million was related to the dry hole the Company drilled at High Island A198, approximately $0.6 million was attributable to the cost to acquire and reprocess 3-D seismic data offshore in the Gulf of Mexico, and approximately $0.9 million was attributable to the payment of delay rentals.

We reported approximately $2.4 million of exploration expenses for the year ended June 30, 2007. Of this amount, approximately $1.4 million was attributable to the cost to acquire and reprocess 3-D seismic data in the Gulf of Mexico, and approximately $1.0 million was attributable to the payment of delay rentals.

We reported approximately $6.8 million of exploration expenses for the year ended June 30, 2006. Of this amount, approximately $5.9 million was related to unsuccessful wells drilled in the Gulf of Mexico during the period, approximately $0.3 million was attributable to the cost to acquire and reprocess 3-D seismic data offshore in the Gulf of Mexico, and approximately $0.6 million was attributable to the cost of delay rentals.

Depreciation, Depletion and Amortization.  Depreciation, depletion and amortization for the year ended June 30, 2008 was approximately $11.9 million. For the year ended June 30, 2007, we recorded approximately $1.6 million of depreciation, depletion and amortization. The increase in depreciation, depletion and amortization was primarily attributable to added production from newly added reserves from our Dutch #2, Dutch #3, Mary Rose #1, Mary Rose #2 and Mary Rose #3 discoveries, as well as from the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008.

Depreciation, depletion and amortization for the year ended June 30, 2007 was approximately $1.6 million. For the year ended June 30, 2006, we recorded approximately $0.2 million of depreciation, depletion and amortization. The increase in depreciation, depletion and amortization was primarily attributable to added production from newly added reserves from our Dutch #1 and Liberty discoveries.

Impairment of Natural Gas and Oil Properties.  We reported an impairment of natural gas and oil properties of approximately $0.6 million for the year ended June 30, 2008, related to the expiration of Eugene Island 209 and Viosca Knoll 161, two leases held by COE. The Company did not report an impairment charge for the fiscal year ended June 30, 2007.

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

General and Administrative Expenses.  General and administrative expenses for the year ended June 30, 2008 were approximately $16.9 million, up from $6.8 million for the year ended June 30, 2007. Major components of general and administrative expenses for the year ended June 30, 2008 included approximately $1.0 million in salaries, $12.1 million in benefits and bonuses (includes $1.2 million in non-cash expenses related to the cost of expensing stock options), $1.1 million in office administration and other expenses, $0.4 million in insurance costs, $0.9 million in accounting and tax services, and $1.4 million in legal and other administrative expenses.

General and administrative expenses for the year ended June 30, 2007 were approximately $6.8 million, up from $4.8 million for the year ended June 30, 2006. Major components of general and administrative expenses for the year ended June 30, 2007 included approximately $4.4 million in salaries, benefits and bonuses (includes $1.5 million in non-cash expenses related to the cost of expensing stock options), $1.2 million in office administration and other expenses, $0.3 million in insurance costs, $0.5 million in accounting and tax services, and $0.4 million in legal and other administrative expenses.

General and administrative expenses for the year ended June 30, 2006 were approximately $4.8 million. Major components of general and administrative expenses for the year ended June 30, 2006 included approximately $1.8 million in salaries, benefits and bonuses, $0.9 million in office administration and other expenses, $0.3 million in insurance costs, $0.5 million in accounting and tax services, $0.4 million in legal and other administrative expenses, and $0.9 million in non-cash expenses related to the cost of expensing stock options.

Interest Expense.  Interest expense for the fiscal years ended June 30, 2008, 2007 and 2006 were approximately $3.9 million, $2.2 million, and $54,488, respectively. The higher levels of interest expense for fiscal year 2007 and 2008 were attributable to higher levels of bank debt outstanding during such period. The lower level of interest expense in fiscal year 2006 was attributable to the Company retiring all of its long term debt in the second quarter of fiscal year 2005. No interest was capitalized for unevaluated property for the fiscal year ended June 30, 2008.

Interest Income.  Interest income for the fiscal years ended June 30, 2008, 2007 and 2006 were approximately $1.9 million, $0.9 million, and $0.8 million, respectively. The higher levels of interest income for fiscal years 2008 and 2007 were attributable to loans made to related parties and interest earned on the proceeds from our various property sales.

Gain on Sale of Assets and Other.  We reported a gain on sale of assets and other of approximately $62.3 million for the year ended June 30, 2008. Of this amount, approximately $63.4 million relates to the gain on the sale of the Company’s 10% limited partnership interest in Freeport LNG, $2.1 relates to a payment from a stockholder related to a short swing profit liability, $0.3 million relates to the gain on the sale of certain overriding royalty interests and onshore properties, offset by a $2.9 million loss recognized on the sale of certain assets held by CVCC and a $0.6 million loss attributable to the write-down of the Company’s investment in Moblize.

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

Discontinued Operations  The table and discussions above, along with our financial statements, discuss only continuing operations for all fiscal years presented. Not reflected are the Company’s sold producing properties which generated 7.7%, 24.3% and 86.6% of combined revenues for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. Please see Note 5 — Sale of Properties — Discontinued Operations of Notes to Consolidated Financial Statements included as part of this Form 10-K, for a discussion of our discontinued operations.

Capital Resources and Liquidity

Cash From Operating Activities.  Cash flow from operating activities provided approximately $112.7 million in cash for the year ended June 30, 2008 compared to $4.1 million for the same period in 2007. This increase in cash provided by operating activities is attributable to increased natural gas and oil sales from our Dutch #2, Dutch #3, Mary Rose #1, Mary Rose #2 and Mary Rose #3 discoveries which began producing during the year ended June 30, 2008. Another reason for the increase is the added sales attributable to the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008.

Cash flow from operating activities provided approximately $4.1 million in cash for the year ended June 30, 2007 compared to $9.5 million for the same period in 2006. This decrease in cash from operating activities is primarily attributable to higher general and administrative costs, higher operating expenses and higher interest expense for the year ended June 30, 2007.

Cash From Investing Activities.  Cash flows used in investing activities for the year ended June 30, 2008 were approximately $38.9 million, compared to $55.1 million used in investing activities for the year ended June 30, 2007. This decrease in cash flows used in investing activities was due primarily to the proceeds received from the sale of our Arkansas Fayetteville Shale properties and our 10% limited partnership interest in Freeport LNG, partially offset by the acquisition of additional interests in our Dutch and Mary Rose leases.

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

Cash From Financing Activities.  Cash flows used in financing activities for the year ended June 30, 2008 were approximately $20.2 million, compared to $47.0 million provided by financing activities for the same period in 2007. This decrease in cash flow is primarily attributable to $48.5 million of debt repayment by the Company and its affiliates, $1.5 million of preferred stock dividends paid, and $6.6 million of stock and options repurchased during the year ended June 30, 2008, partially offset by $35.0 million of borrowings under credit facilities.

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

Income Taxes.  During the year ended June 30, 2008, we paid approximately $24.5 million in estimated income taxes.

Capital Budget.  For fiscal year 2009, our capital expenditure budget calls for us to invest a total of approximately $116.3 million. Of the $116.3 million, our budget calls for us to invest approximately $16.3 million to drill and complete Eloise #1. We have also budgeted to invest approximately $100.0 million to drill two rate acceleration wells at our Dutch and Mary Rose leases and four currently planned wildcat exploration wells in the Gulf of Mexico.

As of August 26, 2008, we had approximately $75.3 million in cash and cash equivalents.

Discontinued Operations.  The Company, since its inception in September 1999, has raised $484.0 million in proceeds from twelve separate property sales, and views periodic reserve sales as an opportunity to capture value, reduce reserve and price risk, in addition to being a source of funds for potentially higher rate of return natural gas and oil exploration investments. We believe these periodic natural gas and oil property sales are an efficient strategy to meet our cash and liquidity needs by providing us with immediate cash, which would otherwise take years to realize through the production lives of the fields sold. We have in the past and expect to in the future to continue to rely heavily on the sales of assets to generate cash to fund our exploration investments and operations.

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

The table below sets forth the proceeds received from natural gas and oil property sales in each of the fiscal years ended June 30, 2006, 2007 and 2008, the impact of these sales on our developed reserve quantities, and a measure of our developed reserves held at the end of each such fiscal year. Please see the reserve activity reported in the Supplemental Oil and Gas Disclosures on pages F-29 and F-30 for a more detailed discussion regarding our standardized measure.

				Standardized
				Measure of
				Discounted
				Future Net
			Reserves	Cash Flows
Fiscal Year of	Proceeds	Reserves	at End of	at End of
Property Sale	Received	Sold (Mmcfe)	Fiscal Year (Mmcfe)	Fiscal Year

2006	$12,892,916	2,294	3,430	$7,734,106
2007	$7,000,000	426	84,876	$252,297,275
2008	$328,300,000	13,789	369,076	$2,233,918,129

For fiscal year 2008, the Company realized approximately $8.1 million in operating cash flows from discontinued operations, approximately $319.0 million in investing cash flows from discontinued operations and zero in financing cash flows from discontinued operations.

Off Balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes our known contractual obligations as of June 30, 2008:

	Payment due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt	$15,000,000	$—	$15,000,000	—	$—
Operating leases	625,182	190,458	434,724	—	—

Total	$15,625,182	$190,458	$15,434,724	$—	$—

Additionally, once we have completed drilling Eloise #1, we are committed to retain the drilling rig for two more wells. The Company will use this rig to drill a rate acceleration well at Dutch #4 and then either a second rate acceleration well or a wildcat exploration well.

Credit Facility

On August 26, 2008, the Company prepaid the $15.0 million it had outstanding under its $30.0 million loan agreement with a private investment firm (the “Term Loan Agreement”) and terminated the Term Loan Agreement. The Company paid an additional $116,442 in accrued and unpaid interest and non-use fees. As of June 30, 2008, the Company was in compliance with its financial covenants, ratios and other provisions of the Term Loan Agreement.

On February 5, 2008, using the proceeds from our $68.0 million sale of Freeport LNG, the Company prepaid the $20.0 million it had outstanding under its three-year $20.0 million secured term loan facility with The Royal Bank of Scotland plc (the “RBS Facility”) and terminated the RBS Facility. The Company paid an additional $342,292 in accrued and unpaid interest and prepayment fees.

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

Reserve Estimates.  The Company’s estimates of oil and gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s oil and gas properties and/or the rate of depletion of such oil and gas properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at June 30, 2008 of 1% would not have a material effect on depreciation, depletion and amortization expense.

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

Stock-Based Compensation.  Effective July 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, which are set forth in Note 2 of Notes to Consolidated Financial Statements included as part of this Form 10-K.

Recent Accounting Pronouncements

FASB Staff Position No. EITF 03-6-1 (EITF 03-6-1).  EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in SFAS No. 128, Earnings per Share. The provisions of EITF 03-6-1 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of EITF 03-6-1. Early application is not permitted. We do not expect EITF 03-6-1 to have a material effect on our consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We are currently evaluating the provisions of SFAS 162 and assessing the impact, if any, it may have on our financial position and results of operations.

Effective July 1, 2009, the FASB issued SFAS No. 157-2 (“SFAS 157-2”), “Effective Date of FASB Statement No. 157”. This pronouncement defers the effective date of SFAS No. 157 (“SFAS 157”), “Fair Value Measurements” to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). An entity that has issued interim or annual financial statements reflecting the application of the measurement and disclosure provisions of SFAS 157 prior to

February 12, 2008, must continue to apply all provisions of SFAS 157. We are currently evaluating the impact of our adoption of SFAS 157-2 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements”. These statements require most identifiable assets, liabilities and noncontrolling interests to be recorded at full fair value and require noncontrolling interests to be reported as a component of equity. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141(R) will be applied to business combinations occurring after the effective date and SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the provisions of SFAS 141(R) and SFAS 160 and assessing the impact, if any, they may have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS 159 to fiscal years preceding the date of adoption. We are currently evaluating the impact that SFAS 159 may have on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS 157 may have on our financial position, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Commodity Risk.  Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are tied to the spot prices applicable to natural gas and crude oil at the applicable delivery points. Prices received for natural gas and oil are volatile, unpredictable and are beyond our control. For the year ended June 30, 2008, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximate $11.7 million impact on our revenues.

Interest Rate Risk.  As of August 26, 2008 we have no long-term debt subject to the risk of loss associated with movements in interest rates.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s senior management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2008, the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, Chief Financial Officer, Controller and Treasurer, concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, together with our Controller and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, together with our Controller and the Treasurer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2008.

Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of June 30, 2008, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Contango Oil & Gas Company

We have audited Contango Oil & Gas Company (a Delaware Corporation) and subsidiaries’ internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Contango Oil & Gas Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on Contango Oil & Gas Company’s internal control over financial reporting based on our audit.

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

In our opinion, Contango Oil & Gas Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Contango Oil & Gas Company and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008 and our report dated August 29, 2008 expressed an unqualified opinion on those financial statements.

/s/  GRANT THORNTON LLP

Houston, Texas
August 29, 2008

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

The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act of 1934, as amended, not later than 120 days after June 30, 2008.

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

The information required under Item 14 of Form 10-K will be contained in the Proxy Statement under the heading “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules:

The financial statements are set forth in pages F-1 to F-31 of this Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits:

The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit
Number	Description

2.1	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and REX Offshore Corporation, dated as of September 1, 2005.(17)
2.2	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and COE Offshore, LLC dated as of September 1, 2005.(17)
2.3	Purchase and Sale Agreement between Contango STEP, LP and Rosetta Resources Operating LP, dated April 28, 2006.(19)
2.4	Purchase and Sale Agreement between Contango Operators, Inc. and Rosetta Resources Offshore LLC, dated December 14, 2006.(21)
2.5	Asset Purchase Agreement by and among Petrohawk Energy Corporation and Contango Operators Inc. (successor-in-interest to Contango Gas Solutions, L.P.), Alta Resources, L.L.C., GPM Energy, LLC, MND Partners, L.P. and TePee Petroleum Company, Inc., dated as of November 26, 2007.(25)
2.6	Asset Purchase Agreement by and among XTO Energy Inc. and Contango Operators, Inc., Alta Resources, L.L.C., GPM Energy, LLC, MND Partners, L.P. and TePee Petroleum Company, Inc., dated as of January 4, 2008.(26)
2.7	Partnership Interest Purchase Agreement by and among Turbo LNG LLC, Contango Sundance, Inc. and Osaka Gas Co., Ltd., as Guarantor, dated January 7, 2008.(27)
3.1	Certificate of Incorporation of Contango Oil & Gas Company.(6)
3.2	Bylaws of Contango Oil & Gas Company.(6)
3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation.(6)
3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company.(11)
4.1	Facsimile of common stock certificate of Contango Oil & Gas Company.(1)
4.2	Certificate of Designations, Preferences and Relative Rights and Limitations for Series C Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company.(13)
4.3	Certificate of Designations, Preferences and Relative Rights and Limitations for Series D Perpetual Cumulative Convertible Preferred Stock of Contango Oil & Gas Company.(16)
4.4	Securities Purchase Agreement, dated as of July 15, 2005, among Contango Oil & Gas Company and the Purchasers Named Therein, relating to the Series D Perpetual Cumulative Convertible Preferred Stock.(16)
4.5	Certificate of Designations, Preferences and Relative Rights and Limitations for Series E Perpetual Cumulative Convertible Preferred Stock of Contango Oil & Gas Company.(22)
4.6	Securities Purchase Agreement, dated as of May 11, 2007, among Contango Oil & Gas Company and the Purchasers Named Therein, relating to the Series E Perpetual Cumulative Convertible Preferred Stock.(22)
10.1	Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C.(2)
10.2	Securities Purchase Agreement between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.(9)
10.3	Warrant to Purchase Common Stock between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.(3)
10.4	Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.(3)
10.5	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West.(4)
10.6	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated.(4)
10.7	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C.(4)

Exhibit
Number		Description

10.8		Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, LLC. dated effective as of September 1, 1999.(5)
10.9		Asset Purchase Agreement by and among Juneau Exploration, L.P. and Contango Oil & Gas Company dated January 4, 2002.(7)
10.10		Asset Purchase Agreement by and among Mark A. Stephens, John Miller, The Hunter Revocable Trust, Linda G. Ferszt, Scott Archer and the Archer Revocable Trust and Contango Oil & Gas Company dated January 9, 2002.(8)
10.11		Option Purchase Agreement between Contango Oil & Gas Company and Cheniere Energy, Inc. dated June 4, 2002.(10)
10.12		Securities Purchase Agreement dated December 12, 2003 by and between Contango Oil & Gas Company and the Purchasers Named Therein.(13)
10.13		Freeport LNG Development, L.P. Amended and Restated Limited Partnership Agreement dated February 27, 2003.(14)
10.14		Partnership Purchase Agreement among Contango Sundance, Inc., Contango Oil & Gas, Cheniere LNG, Inc. and Cheniere Energy, Inc. dated March 1, 2003.(14)
10.15		First Amendment, dated December 19, 2003, to Freeport LNG Development, L.P. Amended and Restated Limited Partnership Agreement dated February 27, 2003.(14)
10.16		Asset Purchase Agreement, dated as of October 7, 2004, by and between Contango Oil & Gas Company; Contango STEP, L.P.; Edge Petroleum Exploration Company; and Edge Petroleum Corporation.(15)
10.17		Limited Liability Company Agreement of Republic Exploration LLC dated August 24, 2000.(17)
10.18		Amendment to Limited Liability Company Agreement and Additional Agreements of Republic Exploration LLC dated as of September 1, 2005.(17)
10.19		Limited Liability Company Agreement of Contango Offshore Exploration LLC dated November 1, 2000.(17)
10.20		First Amendment to Limited Liability Company Agreement and Additional Agreements of Contango Offshore Exploration LLC dated as of September 1, 2005.(17)
10	.21*	Contango Oil & Gas Company 1999 Stock Incentive Plan. (18)
10	.22*	Amendment No. 1 to Contango Oil & Gas Company 1999 Stock Incentive Plan dated as of March 1, 2001.(18)
10.23		Term Loan Agreement between Contango Oil & Gas Company and The Royal Bank of Scotland plc, dated April 27, 2006.(20)
10.24		Demand Promissory Note dated October 26, 2006 with Schedules I, II and III.(23)
10.25		Term Loan Agreement between Contango Oil & Gas Company and Centaurus Capital LLC, dated January 30, 2007.(24)
10.26		Form of Pledge Agreement.(24)
10.27		Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008.(28)
10.28		Partial Assignment of Oil and Gas Leases between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008.(28)
10.29		Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008.(28)
10.30		Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008.(28)
10.31		Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of January 3, 2008.(28)
10.32		Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008.(28)

Exhibit
Number	Description

10.33	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008.(28)
10.34	Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008.(28)
10.35	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008.(28)
10.36	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008.(30)
10.37	Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008.(30)
10.38	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008.(30)
10.39	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008.(30)
10.40	Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of April 3, 2008. (30
10.41	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008.(30)
10.42	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.†
10.43	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.†
10.44	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.†
10.45	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.†
10.46	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.†
10.47	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.†
10.48	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.†
10.49	Amended and Restated Limited Liability Company Agreement of Republic Exploration LLC, dated April 1, 2008.(30)
10.50	Amended and Restated Limited Liability Company Agreement of Contango Offshore Exploration LLC, dated April 1, 2008†
10.51	Third Amendment to Term Loan Agreement, dated as of January 17, 2008, between Contango Oil & Gas Company, as Borrower, and Centaurus Capital LLC, as Lender.(29)
10.52	Fourth Amendment to Term Loan Agreement, dated as of February 13, 2008, between Contango Oil & Gas Company, as Borrower, and Centaurus Capital LLC, as Lender.(31)
10.53	Amended and Restated Term Loan Agreement, dated June 5, 2008, between Contango Oil & Gas Company, as Borrower, and Centaurus Capital LLC, as Lender.†
14.1	Code of Ethics.(12)
21.1	List of Subsidiaries.†
21.2	Organizational Chart.†
23.1	Consent of William M. Cobb & Associates, Inc.†
23.2	Consent of Grant Thornton LLP.†
23.3	Consent of W.D. Von Gonten & Co.†

Exhibit
Number	Description

31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.†
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement.

1.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.

3.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on February 14, 2000.

4.	Filed as an exhibit to the Company’s report on Form 8-K, dated August 24, 2000, as filed with the Securities and Exchange Commission of September 8, 2000.

5.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.

6.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

7.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2002, as filed with the Securities and Exchange Commission on January 8, 2002.

8.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2002.

9.	Filed as an exhibit to the Company’s report on Form 10-QSB/A for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on June 4, 2002.

10.	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-89900) as filed with the Securities and Exchange Commission on June 14, 2002.

11.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.

12.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 22, 2003.

13.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 12, 2003, as filed with the Securities and Exchange Commission on December 17, 2003.

14.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 19, 2003, as filed with the Securities and Exchange Commission on December 23, 2003.

15.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 27, 2004, as filed with the Securities and Exchange Commission on October 8, 2004.

16.	Filed as an exhibit to the Company’s Registration Statement filed on Form S-3 as filed with the Securities and Exchange Commission on August 2, 2005.

17.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 2, 2005, as filed with the Securities and Exchange Commission on September 8, 2005.

18.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission on September 13, 2005.

19.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended March 31, 2006, dated May 15, 2006, as filed with the Securities and Exchange Commission.

20.	Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006, dated May 15, 2006, as filed with the Securities and Exchange Commission.

21.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 14, 2006, as filed with the Securities and Exchange Commission on December 20, 2006.

22.	Filed as an exhibit to the Company’s report on Form 8-K, dated May 11, 2007, as filed with the Securities and Exchange Commission on May 17, 2007.

23.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2006, dated November 8, 2006, as filed with the Securities and Exchange Commission.

24.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 30, 2007, as filed with the Securities and Exchange Commission on February 5, 2007.

25.	Filed as an exhibit to the Company’s report on Form 8-K, dated November 26, 2007, as filed with the Securities and Exchange Commission on November 29, 2007.

26.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2008, as filed with the Securities and Exchange Commission on January 10, 2008.

27.	Filed as an exhibit to the Company’s report on Form 8-K, dated February 5, 2008, as filed with the Securities and Exchange Commission on February 8, 2008.

28.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 3, 2008, as filed with the Securities and Exchange Commission on January 9, 2008.

29.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 17, 2008, as filed with the Securities and Exchange Commission on January 24, 2008.

30.	Filed as an exhibit to the Company’s report on Form 8-K, dated April 3, 2008, as filed with the Securities and Exchange Commission on April 9, 2008.

31.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended March 31, 2008, dated May 12, 2008, as filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO OIL & GAS COMPANY

/s/ KENNETH R. PEAK Kenneth R. Peak Chairman, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer)	/s/ LESIA BAUTINA Lesia Bautina Senior Vice President and Controller (principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KENNETH R. PEAK Kenneth R. Peak	Chairman of the Board	August 29, 2008

/s/ B.A. BERILGEN B.A. Berilgen	Director	August 29, 2008

/s/ JAY D. BREHMER Jay D. Brehmer	Director	August 29, 2008

/s/ CHARLES M. REIMER Charles M. Reimer	Director	August 29, 2008

/s/ STEVEN L. SCHOONOVER Steven L. Schoonover	Director	August 29, 2008

/s/ DARRELL W. WILLIAMS Darrell W. Williams	Director	August 29, 2008

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Contango Oil & Gas Company

We have audited the accompanying consolidated balance sheets of Contango Oil & Gas Company (a Delaware corporation) and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Contango Oil & Gas Company and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Contango Oil & Gas Company and subsidiaries’ internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 29, 2008 expressed an unqualified opinion on the internal control over financial reporting.

/s/  GRANT THORNTON LLP

Houston, Texas
August 29, 2008

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,884,574	$6,177,618
Short-term investments	—	2,200,576
Inventory tubulars	334,797	334,797
Accounts receivable:
Trade receivable	72,343,761	7,853,080
Advances to affiliates	5,754,516	5,259,191
Joint interest billings receivable	18,019,847	7,894,505
Prepaid capital costs	1,264,278	5,539,419
Income tax receivable	—	2,666,884
Other	1,147,345	255,788

Total current assets	158,749,118	38,181,858

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	442,630,193	82,655,848
Unproved properties	7,591,447	22,012,054
Furniture and equipment	278,737	235,512
Accumulated depreciation, depletion and amortization	(13,134,511)	(3,584,618)

Total property, plant and equipment, net	437,365,866	101,318,796

OTHER ASSETS:
Cash and other assets held by affiliates	3,299,002	1,195,074
Investment in Freeport LNG Project	—	3,243,585
Investment in Contango Venture Capital Corporation	190,000	5,864,558
Deferred income tax asset	—	3,377,016
Facility fees and other assets	369,764	754,622

Total other assets	3,858,766	14,434,855

TOTAL ASSETS	$599,973,750	$153,935,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,990,887	$14,659,860
Royalties and working interests payable	66,606,414	—
Accrued liabilities	10,334,008	1,417,279
Joint interest advances	15,666,389	—
Accrued exploration and development	3,082,399	14,235,062
Advances from affiliates	2,965,022	3,417,103
Debt of affiliates	3,261,177	8,540,091
Income tax payable	3,463,176	—
Other current liabilities	466,232	—

Total current liabilities	128,835,704	42,269,395

LONG-TERM DEBT	15,000,000	20,000,000
DEFERRED TAX LIABILITY	112,189,684	—
ASSET RETIREMENT OBLIGATION	1,949,881	862,344
COMMITMENTS AND CONTINGENCIES (NOTE 15)
SHAREHOLDERS’ EQUITY:
Convertible preferred stock, 6%, Series E, $0.04 par value, 10,000 shares authorized, 6,000 shares issued and outstanding at June 30, 2007, liquidation preference of $30,000,000 at $5,000 per share	—	240
Common stock, $0.04 par value, 50,000,000 shares authorized, 19,404,746 shares issued and 16,819,746 outstanding at June 30, 2008, 18,539,807 shares issued and 15,964,807 outstanding at June 30, 2007,	776,189	741,591
Additional paid-in capital	73,030,926	75,849,506
Accumulated other comprehensive income	—	715,659
Treasury stock at cost (2,585,000 and 2,575,000 shares, respectively)	(6,843,900)	(6,180,000)
Retained earnings	275,035,266	19,676,774

Total shareholders’ equity	341,998,481	90,803,770

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$599,973,750	$153,935,509

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2008	2007	2006

REVENUES:
Natural gas and oil sales	$116,497,713	$14,140,161	$776,331

Total revenues	116,497,713	14,140,161	776,331

EXPENSES:
Operating expenses	6,776,757	891,116	(3,213)
Exploration expenses	5,728,600	2,380,071	6,815,750
Depreciation, depletion and amortization	11,899,620	1,607,319	201,684
Impairment of natural gas and oil properties	642,374	—	707,523
General and administrative expense	16,928,760	6,841,721	4,760,662

Total expenses	41,976,111	11,720,227	12,482,406

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE OTHER INCOME AND INCOME TAXES	74,521,602	2,419,934	(11,706,075)
OTHER INCOME (EXPENSE):
Interest expense (net of interest capitalized)	(3,933,309)	(2,162,573)	(54,488)
Interest income	1,969,145	886,420	826,399
Gain (loss) on sale of assets and other	62,314,188	(2,684,062)	249,611

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	134,871,626	(1,540,281)	(10,684,553)
Benefit (provision) from income taxes	(51,650,422)	462,569	3,797,038

INCOME (LOSS) FROM CONTINUING OPERATIONS	83,221,204	(1,077,712)	(6,887,515)

DISCONTINUED OPERATIONS (Note 5)
Discontinued operations, net of income taxes	173,685,065	(1,616,839)	6,680,552

NET INCOME (LOSS)	256,906,269	(2,694,551)	(206,963)
Preferred stock dividends	1,547,777	539,722	601,000

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$255,358,492	$(3,234,273)	$(807,963)

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$5.05	$(0.11)	$(0.50)
Discontinued operations	10.73	(0.10)	0.45

Total	$15.78	$(0.21)	$(0.05)

Diluted
Continuing operations	$4.82	$(0.11)	$(0.50)
Discontinued operations	10.06	(0.10)	0.45

Total	$14.88	$(0.21)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,184,517	15,430,146	14,760,268

Diluted	17,262,715	15,430,146	14,760,268

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$83,221,204	$(1,077,712)	$(6,887,515)
Income (loss) from discontinued operations, net of income taxes	173,685,065	(1,616,839)	6,680,552

Net income (loss)	256,906,269	(2,694,551)	(206,963)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	15,173,285	3,267,252	1,199,436
Impairment of natural gas and oil properties	1,234,111	192,109	707,523
Exploration expenditures	4,747,798	5,473,218	8,221,045
Deferred income taxes	115,952,055	692,818	7,139
Loss (gain) on sale of assets	(326,337,749)	2,313,334	(7,232,351)
Stock-based compensation	1,476,988	1,492,765	856,412
Tax benefit from exercise of stock options	(1,080,562)	(188,897)	(359,772)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other	(67,279,024)	(7,599,816)	947,586
Increase in notes receivable	(250,000)	(1,005,000)	—
Increase in prepaid insurance	(447,202)	(205,904)	(20,640)
Increase in inventory	—	(139,972)	(194,825)
Increase in accounts payable and advances from joint owners	26,152,482	4,570,213	6,219,698
Increase (decrease) in other accrued liabilities	75,997,351	(87,286)	792,025
Increase (decrease) in income taxes payable	7,210,622	(2,377,988)	(1,398,776)
Other	3,286,631	370,723	(64,921)

Net cash provided by operating activities	112,743,055	4,073,018	9,472,616

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(119,928,546)	(77,688,085)	(33,804,518)
Investment in Freeport LNG Project	—	—	(236,834)
Sale of short-term investments, net	2,200,576	16,271,751	7,027,542
Additions to furniture and equipment	(43,225)	(26,659)	(20,425)
Decrease in advances to operators	—	—	1,137,056
Investment in Contango Venture Capital Corporation	(1,166,624)	(681,244)	(2,156,447)
Acquisition of overriding royalty interests	—	—	(1,000,000)
Acquisition of Republic Exploration LLC and Contango Offshore Exploration LLC interests	—	—	(7,500,000)
Acquisition of natural gas and oil producing properties	(309,000,000)	—	—
Sale/Acquisition costs	(7,847,613)	—	(7,170)
Proceeds from the sale of assets	396,925,821	7,000,000	12,892,916

Net cash used in investing activities	(38,859,611)	(55,124,237)	(23,667,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	35,000,000	25,000,000	10,000,000
Repayments under credit facility	(40,000,000)	(15,000,000)	—
Borrowings (repayments) by affiliates	(8,540,091)	8,540,091	—
Proceeds from preferred equity issuances, net of issuance costs	—	28,783,936	9,616,438
Preferred stock dividends	(1,547,777)	(539,722)	(601,000)
Repurchase/cancellation of stock options	(5,922,532)	(202,521)	—
Purchase of shares	(663,900)	—	—
Proceeds from exercise of options and warrants	580,760	519,715	1,535,880
Tax benefit from exercise of stock options	1,080,562	188,897	359,772
Debt issue costs	(163,510)	(336,509)	(426,651)

Net cash provided by (used in) financing activities	(20,176,488)	46,953,887	20,484,439

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,706,956	(4,097,332)	6,289,175
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,177,618	10,274,950	3,985,775

CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,884,574	$6,177,618	$10,274,950

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes, net of cash received	$21,974,825	$451,993	$1,045,816

Cash paid for interest	$4,305,336	$2,702,672	$125,582

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Treasury	Retained	Shareholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income	Stock	Earnings	Equity	Income

Balance at June 30, 2005	1,400	$56	13,422,809	$639,910	$32,800,077	—	$(6,180,000)	$23,719,010	$50,979,053

Exercise of stock options and warrants	—	—	406,500	16,260	1,519,620	—	—	—	1,535,880

Tax benefit from exercise of stock options	—	—	—	—	359,772	—	—	—	359,772

Cashless exercise of stock options	—	—	3,114	125	(125)	—	—	—	—

Conversion of Series C preferred stock to common stock	(1,400)	(56)	1,166,662	46,666	(46,610)	—	—	—	—

Issuance of Series D preferred stock	2,000	80	—	—	9,616,358	—	—	—	9,616,438

Expense of stock options	—	—	—	—	856,412	—	—	—	856,412

Net loss	—	—	—	—	—	—	—	(206,963)	(206,963)

Preferred stock dividends	—	—	—	—	—	—	—	(601,000)	(601,000)

Comprehensive income	—	—	—	—	—	—	—	—	—	$—

Balance at June 30, 2006	2,000	$80	14,999,085	$702,961	$45,105,504	$—	$(6,180,000)	$22,911,047	$62,539,592

Exercise of stock options	—	—	106,500	4,260	515,455	—	—	—	519,715

Tax benefit from exercise of stock options	—	—	—	—	155,003	—	—	—	155,003

Cancellation of stock options, net of tax benefit of $33,894	—	—	—	—	(168,627)	—	—	—	(168,627)

Cashless exercise of stock options	—	—	726	29	(29)	—	—	—	—

Amortization of Restricted Stock	—	—	25,166	1,007	152,972	—	—	—	153,979

Conversion of Series D preferred stock to common stock	(2,000)	(80)	833,330	33,334	(33,254)	—	—	—	—

Issuance of Series E preferred stock	6,000	240	—	—	28,783,696	—	—	—	28,783,936

Expense of stock options	—	—	—	—	1,338,786	—	—	—	1,338,786

Net loss	—	—	—	—	—	—	—	(2,694,551)	(2,694,551)	(2,694,551)

Preferred stock dividends	—	—	—	—	—	—	—	(539,722)	(539,722)

Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	715,659	—	—	715,659	715,659

Comprehensive income	—	—	—	—	—	—	—	—	—	$(1,978,892)

Balance at June 30, 2007	6,000	$240	15,964,807	$741,591	$75,849,506	$715,659	$(6,180,000)	$19,676,774	$90,803,770

Exercise of stock options	—	—	71,000	2,840	577,920	—	—	—	580,760

Tax benefit from exercise of stock options	—	—	—	—	611,726	—	—	—	611,726

Cancellation of stock options, net of tax benefit of $468,836	—	—	—	—	(5,453,696)	—	—	—	(5,453,696)

Treasury shares at cost	—	—	(10,000)	—	—	—	(663,900)	—	(663,900)

Amortization of restricted stock	—	—	4,471	179	252,257	—	—	—	252,436

Conversion of Series E preferred stock to common stock	(6,000)	(240)	789,468	31,579	(31,339)	—	—	—	—

Expense of stock options	—	—	—	—	1,224,552	—	—	—	1,224,552

Net income	—	—	—	—	—	—	—	256,906,269	256,906,269	256,906,269

Preferred stock dividends	—	—	—	—	—	—	—	(1,547,777)	(1,547,777)

Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	(715,659)	—	—	(715,659)	(715,659)

Comprehensive income	—	—	—	—	—	—	—	—	—	$254,211,718

Balance at June 30, 2008	—	$—	16,819,746	$776,189	$73,030,926	$—	$(6,843,900)	$275,035,266	$341,998,481

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Contango Oil & Gas Company (collectively with its subsidiaries, “Contango” or “the Company”) is a Houston-based, independent natural gas and oil company. The Company’s business is to explore, develop, produce and acquire natural gas and oil properties primarily offshore in the Gulf of Mexico.

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

Revenue Recognition.  Revenues from the sale of natural gas and oil produced are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At June 30, 2008 and 2007, the Company had no overproduced imbalances.

Cash Equivalents.  Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of June 30, 2008, the Company had $59.9 million in cash and cash equivalents, of which $25.1 million was invested in highly liquid AAA-rated money market funds.

Short Term Investments.  As of June 30, 2007, the Company had $2,200,576 invested in a portfolio of periodic auction reset (“PAR”) securities, which have coupons that periodically reset to market interest rates at intervals ranging from 7 to 35 days. These PAR securities are being classified as short term investments and consist of AAA-rated tax-exempt municipal bonds. The Company had no funds invested in PAR securities as of June 30, 2008.

Accounts Receivable.  The Company sells natural gas and crude oil to a limited number of customers. In addition, the Company participates with other parties in the operation of natural gas and crude oil wells. Substantially all of the Company’s accounts receivables are due from either purchasers of natural gas and crude oil or participants in natural gas and crude oil wells for which the Company serves as the operator. Generally, operators of natural gas and crude oil properties have the right to offset future revenues against unpaid charges related to operated wells. A portion of our natural gas and crude oil sales are secured with letters of credit.

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

Accounts receivable allowance for bad debt was $0 at June 30, 2008 and 2007. At June 30, 2008 and 2007, the carrying value of the Company’s accounts receivable approximates fair value.

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

Net Income (Loss) per Common Share.  Basic and diluted net income (loss) per common share have been computed in accordance with SFAS No. 128, “Earnings per Share”. Basic net income (loss) per common share is computed by dividing income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 7 — Net Income (Loss) Per Common Share for the calculations of basic and diluted net income (loss) per common share.

Income Taxes.  The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. In accordance with FASB Interpretation No. 48, “Accounting for uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, the Company reviews its tax position for tax uncertainties.

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

In accordance with SFAS 144, the Company classified the following asset sales as discontinued operations: its $128.0 million Western core Arkansas Fayetteville Shale sale effective October 1, 2007, its $199.2 million Eastern core Arkansas Fayetteville Shale sale effective December 1, 2007, its $1.1 million Alta-Ellis #1 and Temple Inland sale effective February 1, 2008, its $11.6 million property sale effective April 1, 2006 and its $2.0 million property sale effective February 1, 2006. An integral and on-going part of our business strategy is to sell our proved reserves from time to time in order to generate additional capital to reinvest in our onshore and offshore exploration programs. Thus, it is our intent to remain an independent natural gas and oil company engaged in the exploration, production, and acquisition of natural gas and oil.

Principles of Consolidation.  The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its wholly and partially-owned subsidiaries, after elimination of all intercompany balances and transactions. Wholly-owned subsidiaries are fully consolidated. Exploration and development subsidiaries not wholly owned, such as 32.3% owned Republic Exploration LLC (“REX”) and 65.6% owned Contango Offshore Exploration LLC (“COE”), each as of June 30, 2008, are not controlled by the Company and are proportionately consolidated.

Upon the formation of REX, Contango was the only owner that contributed cash, and under the terms of the respective limited liability company agreements, was entitled to all of the ventures’ assets and liabilities until the ventures expended all of the Company’s initial cash contribution. The Company therefore consolidated 100% of the ventures’ net assets and results of operations. During the quarter ended December 31, 2002, REX completed exploration activities to fully expend the Company’s initial cash contribution, thereby enabling each owner to share in the net assets of REX based on their stated ownership percentages. Commencing with the quarter ended December 31, 2002, the Company began consolidating 33.3% of the net assets and results of operations of REX. The reduction of our ownership in the net assets of REX resulted in a non-cash exploration expense of approximately $4.2 million and $0.2 million, respectively in 2002. The other owners of REX contributed seismic data and related geological and geophysical services in exchange for its ownership interest.

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

On September 2, 2005, the Company purchased an additional 9.4% ownership interest in each of REX and COE. Both interests were purchased from an existing owner, which prior to the sale, owned 33.3% of each of the two subsidiaries. As a result of these two purchases, the Company’s equity ownership interest in REX increased from 33.3% to 42.7% and in COE from 66.6% to 76.0%. On September 2, 2005, an independent third party also purchased a 9.4% interest in each of REX and COE and the selling owner’s ownership interest thus decreased from 33.3% to 14.6% in each such entity.

Effective April 1, 2008, the Company sold a portion of its ownership interest in REX and COE to an existing owner for approximately $0.8 million and $0.9 million, respectively. As a result of the sale, the Company’s equity ownership interest in REX and COE has decreased to 32.3% and 65.6%, respectively.

Contango’s 19.5% ownership of Moblize Inc. (“Moblize”) is accounted for using the cost method. Under the cost method, Contango records an investment in the stock of an investee at cost, and recognizes dividends received as income. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements.  FASB Staff Position No. EITF 03-6-1 (EITF 03-6-1). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in SFAS No. 128, Earnings per Share. The provisions of EITF 03-6-1 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of EITF 03-6-1. Early application is not permitted. We do not expect EITF 03-6-1 to have a material effect on our consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We are currently evaluating the provisions of SFAS 162 and assessing the impact, if any, it may have on our financial position and results of operations.

Effective July 1, 2009, the FASB issued SFAS No. 157-2 (“SFAS 157-2”), “Effective Date of FASB Statement No. 157”. This pronouncement defers the effective date of SFAS No. 157 (“SFAS 157”), “Fair Value Measurements” to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). An entity that has issued interim or annual financial statements reflecting the application of the measurement and disclosure provisions of SFAS 157 prior to February 12, 2008, must continue to apply all provisions of SFAS 157. We are currently evaluating the impact of our adoption of SFAS 157-2 on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS 159 to fiscal years preceding the date of adoption. We are currently evaluating the impact that SFAS 159 may have on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS 157 is effective for financial statements issued

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS 157 may have on our financial position, results of operations and cash flows.

Stock-Based Compensation.  Effective July 1, 2001, the Company adopted the fair value based method prescribed in SFAS No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation”. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes options-pricing model. Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”. Prior to the adoption of SFAS 123(R), the Company presented all benefits from the exercise of share-based compensation as operating cash flows in the statement of cash flows. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) to be classified as financing cash flows. The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model. No options were granted for the fiscal year ended June 30, 2008. For the fiscal years ended June 30, 2007 and 2006, the following weighted-average assumptions were used: (i) risk-free interest rate of 5.0 percent and 5.1 percent, respectively; (ii) expected lives of five years; (iii) expected volatility of 56 percent and 40 percent, respectively; and (iv) expected dividend yield of zero percent.

Under the Company’s 1999 Stock Incentive Plan, as amended (the “1999 Plan” or the “Option Plan”), the Company’s board of directors may also grant restricted stock awards to officers or other employees of the Company. Restricted stock awards made under the 1999 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the board. Restricted stock awards generally vest over a period of three years. Grants of service based restricted stock awards are valued at our common stock price at the date of grant. During the fiscal year ended June 30, 2008, the Company granted 4,140 shares of restricted stock to its board of directors. During the fiscal year ended June 30, 2007, the Company granted 16,750 shares of restricted stock to its employees, and 8,416 shares of restricted stock to its board of directors as part of its annual compensation. The shares of restricted stock granted to the board of directors vest over a period of one year.

On February 7, 2007, the Company granted 200,000 options to the Chairman and Chief Executive Officer at a fair value of $11.25 per option, to be expensed over the vesting period. During the years ended June 30, 2008, 2007 and 2006, the Company recorded a charge of $1.2 million, $1.3 million and $0.9 million in stock option expenses to general and administrative expense, respectively.

Derivative Instruments and Hedging Activities.  The Company did not enter into any derivative instruments or hedging activities for the fiscal years ended June 30, 2008, 2007 or 2006, nor did we have any open commodity derivative contracts at June 30, 2008.

Asset Retirement Obligation.  The Company adopted SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations” as of July 1, 2002. SFAS 143 requires the Company to record the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred. When the liability is initially recorded, a company increases the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Due to

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s focus on offshore properties during the past few years, the ARO has increased since June 30, 2005. Activities related to the Company’s ARO during the year ended June 30, 2008 and 2007 are as follows:

	Year Ended June 30,
	2008	2007

Initial ARO as of July 1	$862,344	$665,458
Liabilities incurred during period	1,222,402	460,886
Liabilities settled during period	—	(264,000)
Accretion expense	(134,865)	—

Balance of ARO as of June 30	$1,949,881	$862,344

3.	Natural Gas and Oil Exploration Risk

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

The customer base for the Company is primarily concentrated in the natural gas and oil exploration industry. The majority of the Company’s revenues for the fiscal year ended June 30, 2008, approximately 59%, resulted from oil and gas sales to a single customer, Cokinos Energy Corporation. The receivables associated with the revenues from Cokinos Energy Corporation are secured with letters of credit. We believe the loss of this purchaser would not have a material effect on our financial position or results of operation since there are numerous potential purchasers of our production.

Other major purchasers of our natural gas and oil for the fiscal year ended June 30, 2008 include ConocoPhillips Company (24%) and Shell Trading US Company (8%).

5.	Sale of Properties — Discontinued Operations

On December 21, 2007, the Company sold its Western core Arkansas Fayetteville Shale properties to Petrohawk Energy Corporation for $199.2 million. The sale was effective October 1, 2007. The Company sold approximately 14,200 acres with 6.4 million cubic feet per day (“Mmcfd”) of production, net to Contango. The Company recognized a gain of approximately $155.9 million for the fiscal year ended June 30, 2008 as a result of this sale. The Company’s proved and unproved properties as of June 30, 2007 were reduced by approximately $43.3 million as a result of classifying this sale as discontinued operations.

On January 30, 2008, the Company sold its Eastern core Arkansas Fayetteville Shale properties to XTO Energy, Inc. for approximately $128.0 million. The sale was effective December 1, 2007. The Eastern core consisted of approximately 11,200 acres with 3.0 Mmcfd of production, net to Contango. The Company recognized a gain of approximately

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$106.4 million for the fiscal year ended June 30, 2008 as a result of this sale. The Company’s proved and unproved properties as of June 30, 2007 were reduced by approximately $21.6 million as a result of classifying this sale as discontinued operations.

Effective February 1, 2008, the Company sold its interest in two on-shore wells to Alta Resources LLC. The Alta-Ellis #1 in Texas and the Temple-Inland in Louisiana were sold for approximately $1.1 million.

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

In accordance with SFAS 144, we classified our property sales as discontinued operations in our financial statements for all periods presented.

The summarized financial results for discontinued operations for the periods ended June 30, 2008, 2007 and 2006 are as follows:

	June 30,
	2008	2007	2006

Operating Results:
Revenues	$9,679,330	$4,547,661	$5,018,064
Operating (expenses) credits*	(1,144,786)	(780,709)	1,503,706
Depletion expenses	(3,273,655)	(1,659,933)	(997,752)
Exploration expenses	(359,888)	(4,402,354)	(2,479,376)
Impairment	(591,737)	(192,109)	—
Gain on sale of discontinued operations	262,898,530	—	7,233,130

Gain before income taxes	$267,207,794	$(2,487,444)	$10,277,772
(Provision) benefit for income taxes	(93,522,729)	870,605	(3,597,220)

Gain from discontinued operations, net of income taxes	$173,685,065	$(1,616,839)	$6,680,552

*	Credits due to severance tax refunds

For the year ended June 30, 2006, operating expenses from discontinued operations resulted in a net credit of $1.5 million. The credit was attributable to credits issued for previously paid severance taxes. The Railroad Commission of Texas allows for a severance tax reduction on tight sand gas wells. As a result, some of our former south Texas formation properties, which were included in the sale of our south Texas natural gas and oil interests to Edge Petroleum, were eligible for severance tax reduction. By contractual agreement, revenues and expenses prior to July 1, 2004, the effective date of the sale, accrue to us.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Sale of Properties — Other

Freeport LNG Development, L.P.

On February 5, 2008, the Company sold its ten percent (10%) limited partnership interest in Freeport LNG Development L.P. (“Freeport LNG”) to Turbo LNG LLC, an affiliate of Osaka Gas Co., Ltd., for $68.0 million, and recognized a pre-tax gain of approximately $63.4 million on the sale. Freeport LNG is a limited partnership formed to develop, construct and operate a 1.75 billion cubic feet per day (“Bcfd”) liquefied natural gas (“LNG”) receiving and gasification terminal on Quintana Island, near Freeport, Texas. The Company used $20.3 million of the proceeds from the sale to pay off its debt with The Royal Bank of Scotland plc, including principal, interest and fees. Another $20.0 million was used to pay off its debt with a private investment firm. The remaining $27.7 million was used for working capital purposes.

Contango Venture Capital Corporation

In March 2008, Contango Venture Capital Corporation (“CVCC”), our wholly-owned subsidiary, sold its direct and indirect investments in Gridpoint, Inc., Trulite, Inc., Protonex Technology Corporation, Jadoo Power Systems, Contango Capital Partners Fund, L.P. and Contango Capital Partnership Management, LLC for $3.4 million, in the aggregate, recognizing a pre-tax loss of approximately $2.9 million for the fiscal year ended June 30, 2008. CVCC’s only remaining alternative energy investment is Moblize, Inc. (“Moblize”).

The Company originally invested $1.2 million in Moblize in exchange for 648,648 shares of Moblize convertible preferred stock. In March 2008, the Company determined that Moblize was partially impaired, and wrote down the investment to $0.6 million, recognizing a loss of $0.6 million for fiscal year ended June 30, 2008. In June 2008, CVCC sold 205,000 shares of convertible preferred stock of Moblize to a third party for $410,000. As of August 22, 2008, CVCC owned 443,648 shares of Moblize convertible preferred stock, valued at $0.2 million, which represents an approximate 19.5% ownership interest. Moblize develops real time diagnostics and field optimization solutions for the oil and gas and other industries using open-standards based technologies.

7.	Net Income (Loss) Per Common Share

A reconciliation of the components of basic and diluted net income (loss) per common share for the fiscal years ended June 30, 2008, 2007 and 2006 is presented below:

	Year Ended June 30, 2008
	Net Income	Shares	Per Share

Income from continuing operations, including preferred dividends	$81,673,427	16,184,517	$5.05
Discontinued operations, net of income taxes	$173,685,065	16,184,517	$10.73

Basic Earnings per Share:
Net income attributable to common stock	$255,358,492	16,184,517	$15.78

Effect of Potential Dilutive Securities:
Stock options	—	448,264
Other	—	7,570
Series E preferred stock	1,547,777	622,364	—

Income from continuing operations	$83,221,204	17,262,715	$4.82
Discontinued operations, net of income taxes	$173,685,065	17,262,715	$10.06

Diluted Earnings per Share:
Net income attributable to common stock	$256,906,269	17,262,715	$14.88

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended June 30, 2007
	Net Loss	Shares		Per Share

Loss from continuing operations including preferred dividends	$(1,617,434)	15,430,146		$(0.11)
Discontinued operations, net of income taxes	$(1,616,839)	15,430,146		$(0.10)

Basic Earnings per Share:
Net loss attributable to common stock	$(3,234,273)	15,430,146		$(0.21)

Effect of Potential Dilutive Securities:
Stock options	—		(a)
Series D preferred stock	(a)		(a)
Series E preferred stock	(a)		(a)

Net loss attributable to common stock	$(3,234,273)	15,430,146		$(0.21)
Diluted Earnings per Share:
Net loss attributable to common stock	$(3,234,273)	15,430,146		$(0.21)

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as income from continuing operations was in a loss position for the period	$—	1,026,000
Series D Preferred Stock	$314,722	447,061		$0.70
Series E Preferred Stock	$225,000	94,909		$2.37

(a)	Anti-dilutive.

	Year Ended June 30, 2006
	Net			Per
	Income (Loss)	Shares		Share

Loss from continuing operations including preferred dividends	$(7,488,515)	14,760,268		$(0.50)
Discontinued operations, net of income taxes	6,680,552	14,760,268		$0.45

Basic Earnings per Share:
Net loss attributable to common stock	$(807,963)	14,760,268		$(0.05)

Effect of Potential Dilutive Securities:
Stock options and warrants	—		(a)
Series C preferred stock	(a)		(a)
Series D preferred stock	(a)		(a)

Loss from continuing operations	$(7,488,515)	14,760,268		$(0.50)
Discontinued operations, net of income taxes	6,680,552	14,760,268		0.45

Diluted Earnings per Share:
Net loss attributable to common stock	$(807,963)	14,760,268		$(0.05)

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as income from continuing operations was in a loss position for the period	$—	927,500		$7.78
Series D Preferred Stock	$601,000	833,330		$0.72
Series C Preferred Stock	$21,000	1,166,667		$0.02

(a)	Anti-dilutive.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Adoption of FIN 48 and FSP FIN 48-1

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) as of July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We also adopted FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”) as of July 1, 2007. FSP FIN 48-1 provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. The adoption of FIN 48 and FSP FIN 48-1 had no effect on our financial position or results of operations. Estimated interest related to potential underpayment of any unrecognized tax benefits are classified as a component of interest expense in the Consolidated Statement of Operations. Estimated penalties related to potential underpayment of any unrecognized tax benefits are classified as a component of general and administrative expense in the Consolidated Statement of Operations. The Company did not derecognize any tax benefits, nor recognize any interest expense or penalties on unrecognized tax benefits as of the date of adoption, or on our year end Consolidated Balance Sheets or Consolidated Statements of Operations. The Company currently does not anticipate a significant increase in unrecognized tax benefits during the next 12 months.

The Company files income tax returns in the United States and various state jurisdictions. The Company’s tax returns for 2005, 2006 and 2007 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed.

9.	Change in Ownership of Partially-Owned Subsidiaries and Overriding Royalties

On September 2, 2005, we purchased an additional 9.4% ownership interest in each of our two partially-owned offshore Gulf of Mexico exploration subsidiaries, REX for $5.6 million and COE for $1.9 million, for a total expenditure of $7.5 million. Both interests were purchased from Juneau Exploration, L.P. (“JEX”), which prior to the sale, owned 33.3% of each of the two subsidiaries. As a result of these two purchases, the Company’s equity ownership interest in REX increased from 33.3% to 42.7% and in COE from 66.6% to 76.0%. The purchases were financed from the Company’s existing cash on hand. An independent third party also purchased a 9.4% interest in each of REX and COE from JEX for the same total purchase price of $7.5 million. JEX has continued in its capacity as the managing member of both REX and COE and following these two sales, owns a 14.6% interest in each of REX and COE.

During the fiscal year ended June 30, 2006, the Company allocated the purchase price to the net assets acquired (“purchase price allocation”). These assets include planned drilling commitments, unevaluated exploration blocks, and proven developed producing (“PDP”) properties. A significant portion of the purchase price allocation was allocated to our Eugene Island 10 (“Dutch”) and Grand Isle 63/72/73 (“Liberty”) exploration prospects, which proved to be discoveries. During the fiscal year ended June 30, 2006, we wrote off $0.3 million of the purchase price relating to our Main Pass 221 prospect and $0.3 million relating to our West Delta 43 prospect, because they were dry holes; and $0.1 million relating to our East Cameron 107 prospect, as a result of the expiration of its lease.

On April 3, 2008, the members of REX entered into an Amended and Restated Limited Liability Company Agreement (the “REX LLC Agreement”), effective as of April 1, 2008, to, among other things, distribute REX’s interest in Dutch and Mary Rose to the individual members of REX or their designees. In connection with this distribution, REX repaid in full all amounts owing by REX to a private investment firm under a $50.0 million demand promissory note with such private investment firm (the “REX Demand Note”), and all security interests and other liens granted in favor of such private investment firm as security for the obligations under the REX Demand Note have been released and terminated. The Company’s portion of such repayment was approximately $22.5 million.

Effective April 1, 2008, in connection with the REX LLC Agreement, the Company sold a portion of its membership interest in REX to an existing member of REX for approximately $0.8 million. As a result of the sale,

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s equity ownership interest in REX has decreased to 32.3%. Also effective April 1, 2008, the Company sold a portion of its membership interest in COE to an existing member of COE for approximately $0.9 million. As a result of the sale, the Company’s equity ownership interest in COE has decreased to 65.6%.

10.	Acquisitions

On January 3, 2008, the Company acquired additional working interests in the Eugene Island 10 (“Dutch”) and State of Louisiana (“Mary Rose”) discoveries in a like-kind exchange, using funds from the sale of its Western core Arkansas Fayetteville Shale properties held by a qualified intermediary. The Company purchased an additional 8.33% working interest and 6.67% net revenue interest in Dutch and an additional average 9.11% working interest and 6.67% net revenue interest in Mary Rose from three different companies for $200 million. We allocated 60%, or $120.0 million, of the purchase price to Dutch, and the remaining 40%, or $80.0 million, to Mary Rose. Of these three companies, one of them was the managing member of REX, who exchanged an ownership interest in REX for a direct working interest in Dutch and Mary Rose. The Company purchased a 2.45% working interest in Dutch and a 2.68% working interest in Mary Rose from this company for approximately $58.9 million. The effective date of the transactions was January 1, 2008.

On February 8, 2008, the Company acquired a 0.3% overriding royalty interest in the Dutch and Mary Rose discoveries for $9.0 million in a like-kind exchange, using funds from the sale of its Eastern core Arkansas Fayetteville Shale properties held by a qualified intermediary. We allocated 60%, or $5.4 million, of the purchase price to Dutch, and the remaining 40%, or $3.6 million, to Mary Rose.

On April 3, 2008, the Company acquired additional working interests in the Dutch and Mary Rose discoveries in a like-kind exchange, using funds from the sale of its Eastern core Arkansas Fayetteville Shale properties held by a qualified intermediary. The Company purchased an additional 4.17% working interest and 3.33% net revenue interest in Dutch and an additional average 4.56% working interest and 3.33% net revenue interest in Mary Rose from two different companies for $100 million. The effective date of the transaction is January 1, 2008.

On November 7, 2005, the Company, in a separate transaction, also acquired certain overriding royalty interests in REX and COE for the purchase price of $1.0 million.

Pro Forma Results

The pro forma results presented below for the fiscal year ended June 30, 2008 and 2007 have been prepared to give effect to our 2008 acquisitions on our results of operations under the purchase method of accounting as if they had been consummated on July 1, 2007 and July 1, 2006. The pro forma results do not purport to represent what our results of operations actually would have been if these acquisitions had in fact occurred on such date or to project our results of operations for any future date or period. The results of our 2008 acquisitions for the fiscal year ended June 30, 2008 are reflected in our revenues, net income, and earnings per share in our presented Consolidated Statements of Operations.

	Year Ended June 30,
	2008	2007

Pro Forma:
Revenues	$125,058,436	$17,514,201
Net income (loss)	$86,391,194	$(866,581)
Basic earnings per share	$5.24	$(0.09)
Diluted earnings per share	$5.00	$(0.09)

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Series E Perpetual Cumulative Convertible Preferred Stock

On May 17, 2007, we sold $30.0 million of our Series E preferred stock to a group of private investors. The Series E preferred stock is perpetual and cumulative, is senior to our common stock and is convertible at any time into shares of our common stock at a price of $38.00 per share. Each record holder of Series E preferred stock is entitled to one vote per share for each share of common stock into which each share of Series E preferred stock is convertible. The dividend on the Series E preferred stock can be paid quarterly in cash at a rate of 6.0% per annum or paid-in-kind at a rate of 7.5% per annum, at the Company’s option. Our registration statement filed with the Securities and Exchange Commission, covering the 789,468 shares of common stock issuable upon conversion of the Series E preferred stock was declared effective September 12, 2007. Net proceeds associated with the private placement of the Series E preferred stock was approximately $28.8 million, net of stock issuance costs.

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

During the quarter ended March 31, 2008, four Series E preferred stockholders voluntarily elected to convert a total of 2,400 shares of Series E preferred stock to 315,786 shares of our common stock. The converted shares of Series E preferred stock had a face value of $12.0 million. During the quarter ended June 30, 2008, the final three Series E preferred stockholders voluntarily elected to convert a total of 3,600 shares of Series E preferred stock to 473,682 shares of our common stock. The converted shares of Series E preferred stock had a face value of $18.0 million.

12.	Series D Perpetual Cumulative Convertible Preferred Stock

On July 15, 2005, we sold $10.0 million of our Series D preferred stock to a group of private investors. The Series D preferred stock is perpetual and cumulative, is senior to our common stock and is convertible at any time into shares of our common stock at a price of $12.00 per share. Each record holder of Series D preferred stock is entitled to one vote per share for each share of common stock into which each share of Series D preferred stock is convertible. The dividend on the Series D preferred stock can be paid quarterly in cash at a rate of 6.0% per annum or paid-in-kind at a rate of 7.5% per annum, at the Company’s option. Our registration statement filed with the Securities and Exchange Commission, covering the 833,330 shares of common stock issuable upon conversion of the Series D preferred stock, became effective on October 26, 2005. Net proceeds associated with the private placement of the Series D preferred stock was approximately $9.6 million, net of stock issuance costs.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

Actual income tax expense (benefit) from continuing operations differs from income tax expense (benefit) from continuing operations computed by applying the U.S. federal statutory corporate rate of 35 percent to pretax income (loss) as follows:

	Year Ended June 30,
	2008		2007		2006

Provision (benefit) at statutory tax rate	$47,205,069	35.0%	$(539,099)	(35.0)%	$(3,739,594)	(35.0)%
State income tax provision (benefit), net of federal benefit	1,526,658	1.13%	—	—	—	—
Permanent differences	2,393,765	1.78%	13,604	0.88%	(185,315)	(1.74)%
Other	524,930	0.39%	62,926	4.09%	127,871	1.20%

Income tax provision (benefit)	$51,650,422	38.30%	$(462,569)	(30.03)%	$(3,797,038)	(35.54)%

The provision (benefit) for income taxes for the periods indicated are comprised of the following:

	Year Ended June 30,
	2008	2007	2006

Current:
Federal	$25,364,147	$(1,155,387)	$(3,804,177)
State	—	—	—

Total	$25,364,147	$(1,155,387)	$(3,804,177)

Deferred:
Federal	$23,937,570	$692,818	$7,139
State	2,348,705	—	—

Total	$26,286,275	$692,818	$7,139

Total:
Federal	$49,301,717	$(462,569)	$(3,797,038)
State	2,348,705	—	—

Total	$51,650,422	$(462,569)	$(3,797,038)

The net deferred tax asset (liability) is comprised of the following:

	Year Ended June 30,
	2008	2007	2006

Deferred tax asset (liability):
Net operating loss carryover	—	$13,254,460	$2,805,770
AMT credit carryforward	—	$523,149	$—
Temporary basis differences in natural gas and oil properties and other	(112,189,684)	(10,400,593)	1,649,420

Net deferred tax asset (liability)	$(112,189,684)	$3,377,016	$4,455,190

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Long-Term Debt

As of June 30, 2008, the Company had $15.0 million outstanding under its $30 million loan agreement with a private investment firm (the “Term Loan Agreement”). The commitments to fund under the Term Loan Agreement were increased from $30.0 million to $60.0 million on January 17, 2008, and decreased to $30.0 million on June 5, 2008. Borrowings under the Term Loan Agreement bear interest at 30 day LIBOR plus 5.0%. Accrued interest is due monthly and the Term Loan Agreement matures on January 1, 2010, but we may prepay at any time with no prepayment penalty. We pay a non-use fee in the amount of 1.50% per annum multiplied by such non-funded amount.

The Term Loan Agreement requires a minimum level of working capital and contains certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell certain assets, and pay dividends. Failure to maintain required working capital or comply with certain covenants in the Term Loan Agreement could result in a default and funds not being available for borrowing. As of June 30, 2008, the Company was in compliance with its financial covenants, ratios and other provisions of the Term Loan Agreement.

On February 5, 2008, using the proceeds from our $68.0 million sale of Freeport LNG, the Company prepaid the $20.0 million it had outstanding under its three-year $20.0 million secured term loan facility with The Royal Bank of Scotland plc (the “RBS Facility”) and terminated the RBS Facility. The Company paid an additional $342,292 in accrued and unpaid interest and prepayment fees.

15.	Commitments and Contingencies

Operating Leases.  Contango leases its office space and certain other equipment. As of June 30, 2008 minimum future lease payments are as follows:

Fiscal years Ending June 30,
2009	190,458
2010	183,922
2011	187,780
2012	63,022
2013 and thereafter	—

Total	$625,183

The amount incurred under operating leases during the years ended June 30, 2008, 2007 and 2006 was $149,782, $173,259 and $139,744, respectively.

Additionally, once we have completed drilling Eloise #1, we are committed to retain the drilling rig for two more wells. The Company will use this rig to drill a rate acceleration well at Dutch #4 and then either a second rate acceleration well or a wildcat exploration well.

16.	Stock Based Compensation

In September 1999, the Company established the Contango Oil & Gas Company 1999 Stock Incentive Plan (the “1999 Plan” or the “Option Plan”). Under the Option Plan, the Company may issue up to 2,500,000 shares of common stock with an exercise price of each option equal to or greater than the market price of the Company’s common stock on the date of grant, but in no event less than $2.00 per share. The Company may grant key employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, can only be stock options that are not qualified as incentive stock options. Options generally expire after five or ten years. The vesting schedule varies, but vesting generally occurs over a two-year period (1/3 immediately, 1/3 one year from the date of grant and 1/3 two years from the date of grant) or four-year period (1/4 one year from the date of grant and 1/4 two years, three years and four years from the

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of grant). As of June 30, 2008, options under the Option Plan to acquire 855,667 shares of common stock at prices between $3.00 and $21.00 per share were outstanding.

A summary of the status of the Option Plan and those options granted outside of the Option Plan as of June 30, 2008, 2007 and 2006, and changes during the fiscal years then ended, is presented in the table below:

	Year Ended June 30,
	2008		2007		2006
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of year	1,026,000	$10.87	960,500	$7.97	1,176,000	$6.74
Granted	—	$—	213,500	$20.42	76,000	$12.31
Exercised	(71,000)	$8.18	(107,750)	$4.93	(284,000)	$4.10
Cancelled	(99,333)	$6.77	(40,250)	$8.14	(7,500)	$5.17

Outstanding, end of year	855,667	$11.57	1,026,000	$10.87	960,500	$7.97

Aggregate intrinsic value	$69,608,510		$26,079,555		$5,926,285

Exercisable, end of year	686,167	$10.87	671,500	$9.04	561,292	$6.82

Aggregate intrinsic value	$56,300,002		$18,301,165		$4,108,657

Available for grant, end of year	568,666		469,333		642,583

Weighted average fair value of options granted during the year(1)	—		$10.85		$5.17

(1)	The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2007 and 2006, respectively: (i) risk-free interest rate of 5.0 percent and 5.1 percent; (ii) expected lives of five years for the Option Plan and other options; (iii) expected volatility of 56 percent and 40 percent; and (iv) expected dividend yield of zero percent.

The following table summarizes information about options that were outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
	Number of	Weighted		Number of
	Shares	Average	Weighted	Shares	Weighted
	Under	Remaining	Average	Under	Average
	Outstanding	Contractual	Exercise	Outstanding	Exercise
Range of Exercise Price	Options	Life	Price	Options	Price

$ 3.00 - $ 3.99	35,000	4.0	$3.00	35,000	$3.00
$ 6.00 - $ 6.99	215,000	0.9	$6.78	215,000	$6.78
$ 9.00 - $ 9.99	110,000	2.0	$9.30	82,500	$9.30
$10.00 - $10.99	250,000	2.0	$10.23	187,500	$10.23
$11.00 - $11.99	30,667	2.8	$11.59	17,834	$11.55
$12.00 - $12.99	7,500	2.7	$12.95	7,500	$12.95
$14.00 - $14.99	7,500	3.0	$14.14	7,500	$14.14
$21.00 - $21.99	200,000	3.6	$21.00	133,333	$21.00

	855,667	2.2	$11.57	686,167	$10.87

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective July 1, 2001, the Company changed it method of accounting for employee stock-based compensation to the fair value method prescribed in SFAS 123. Effective July 1, 2005, the Company adopted SFAS 123(R). Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the fiscal years ended June 30, 2008, 2007 and 2006, approximately $1.1 million, $188,897 and $359,772 respectively, of such excess tax benefits were classified as financing cash flows. See Note 2 — Summary of Significant Accounting Policies.

All employee stock option grants are expensed over the stock options vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. During the fiscal year-ended June 30, 2008, 2007 and 2006, the Company recorded stock option expense of $1.2 million, $1.3 million and $0.9 million, respectively.

As of June 30, 2008, we have approximately $1.1 million of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over an average period of three years.

The aggregate intrinsic values of the options exercised during fiscal years 2008, 2007 and 2006 were approximately $1.9 million, $1.9 million and $2.2 million, respectively.

On November 14, 2007, the Company awarded a total of 4,140 shares of restricted stock under the 1999 Plan to its board of directors. Of these 4,140 shares of restricted stock, 2,070 shares vest on the date of grant, and the remaining 2,070 shares vest one year thereafter. The fair value of restricted stock was approximately $180,000. On November 16, 2006, the Company’ awarded a total of 8,416 shares of restricted stock under the 1999 Plan to its board of directors. Of these 8,416 shares of restricted stock, 4,208 shares vest on the date of grant, and the remaining 4,208 shares vest one year thereafter. The fair value of restricted stock was approximately $144,000. On July 5, 2006, the Company awarded a total of 16,750 shares of restricted stock under the 1999 Plan to certain employees. The restricted stock vests over a three year period, commencing on the grant date. The fair value of restricted stock was approximately $239,000 and is being recognized as compensation expense over the three year vesting period.

For the year ended June 30, 2008 and 2007, the Company recognized $252,435 and $153,979, respectively, in compensation expense relating to restricted stock awards. No restricted stock awards were granted for the year ended June 30, 2006. A summary of the Company’s restricted stock as of June 30, 2008, is as follows:

		Weighted
		Average
	Number of	Fair Value
	Shares	per Share

Nonvested balance at June 30, 2007	15,375	$15.04
Granted	4,471	42.95
Vested	(12,192)	20.80
Forfeited	—	—

Nonvested balance at June 30, 2008	7,654	$15.03

17.	Warrants

As of June 30, 2008 and 2007, the Company had no outstanding warrants. The final remaining issued warrants were exercised during the fiscal year ended June 30, 2006. The Company reserved an equal number of shares of

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock for issuance upon the exercise of its outstanding warrants. A summary of the Company warrants as of June 30, 2008, 2007 and 2006, and changes during the fiscal years then ended, is presented in the table below:

Year Ended June 30,
	2008		2007		2006
	Number of		Number of		Number of
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Outstanding	Exercise	Outstanding	Exercise	Outstanding	Exercise
	Warrants	Price	Warrants	Price	Warrants	Price

Outstanding, beginning of year	—		—		125,000	$3.06
Exercised					(125,000)	$3.06
Cancelled	—	—	—	—	—	—

Outstanding, end of year	—	—	—	—	—	—

Exercisable, end of year	—	—	—	—	—	—

We received cash from options and warrants exercised during the years ended June 30, 2008, 2007 and 2006 of $0.6 million, $0.5 million and $1.5 million, respectively. The impact of these cash receipts is included in financing activities in the accompanying Consolidated Statements of Cash Flows.

18.	Related Party Transactions

In the ordinary course of business, the Company contracted with Moblize to install automation equipment that will allow COI to remotely monitor, control and record, in real time, daily production volumes from the Grand Isle 72 #1 well. For the year ended June 30, 2008 and 2007, the Company paid approximately $4,000 and $85,000, respectively, to Moblize for such services. The Company did not contract with Moblize during the year ended June 30, 2006.

In fiscal year 2007, REX executed the REX Demand Note which was non-recourse to Contango. Under the terms of the REX Demand Note, REX could borrow up to $50.0 million at a per annum rate of 11.5% for the first advance, and a per annum rate of LIBOR plus 6.0% for each additional advance. As of April 1, 2008, REX had borrowed the entire $50.0 million available under the REX Demand Note. The Company was not a party to or guarantor of the REX Demand Note. On April 3, 2008, the members of REX entered into the REX LLC Agreement, effective as of April 1, 2008, to, among other things, distribute REX’s interest in Dutch and Mary Rose to the individual members of REX or their designees. In connection with this distribution, REX repaid in full all amounts owing by REX under the REX Demand Note, and all security interests and other liens granted in favor of such private investment firm as security for the obligations under the REX Demand Note were released and terminated. As a result of our proportionate consolidation of REX, the Company’s portion of such repayment was approximately $22.5 million. For the fiscal year ended June 30, 2008, the Company’s proportionate share of such interest expense was approximately $1.3 million.

In fiscal year 2007, the Company executed a series of promissory notes with Trulite (the “Trulite Notes”), whereby Trulite borrowed funds from the Company, agreeing to pay all accrued and unpaid interest on the various due dates. On November 25, 2007, the Company entered into a subscription agreement with Trulite pursuant to which both parties agreed to convert the aggregate principal balance of all five outstanding promissory notes and all accrued but unpaid interest thereon into shares of Trulite common stock. The Company converted $1,255,000 of principal and $101,540 of interest into 2,024,687 shares of Trulite common stock. For the fiscal year ended June 30, 2008, the Company earned approximately $58,000 in interest income from the five Trulite Notes. As discussed in Note 6 — Sale of Properties — Other, the Company sold its interest in Trulite effective March 2008.

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

On March 31, 2006, COE executed a Promissory Note (the “COE Note”) to the Company to finance its share of development costs in Grand Isle 72, in the aggregate principal amount of up to $2.8 million. The COE Note is payable upon demand and bears interest at a per annum rate of 10%. The COE Note has been amended from time to time and on April 24, 2007, the aggregate principal amount of the COE Note was increased to $5.0 million. As of June 30, 2008, the outstanding principal balance under the COE Note was $4.3 million. For the fiscal year ended June 30, 2008, the amount of interest income was approximately $0.5 million.

19.	Suspended Well Costs

The Company’s net changes in suspended well costs for the year ended June 30, 2008, in accordance with FASB Staff Position No. 19-1 (“FSP 19-1”), “Accounting for Suspended Well Costs”, are presented below:

Year Ended
June 30, 2008

Balance at June 30, 2007	$3,010,401
Additions pending the determination of economic resources	—
Reclassification to proved reserves	—
Charged to dry hole costs	—

Balance at June 30, 2008	$3,010,401

FSP 19-1 permits the continued capitalization of exploratory well costs if a well finds a sufficient quantity of reserves to justify its completion as a producing well and we are making sufficient progress towards assessing the reserves and the economic and operating viability of the project. The $3.0 million in capitalized well costs that have been capitalized for a period of greater than one year were incurred in fiscal year 2007. These costs relate to our Grand Isle 70 discovery. We are undergoing an analysis of various development scenarios to determine if economic quantities of natural gas can be produced from this project.

20.	Subsequent Events

On August 26, 2008, the Company prepaid the $15.0 million it had outstanding under its $30.0 million Term Loan Agreement with a private investment company and terminated the Term Loan Agreement. The Company paid an additional $116,442 in accrued and unpaid interest and non-use fees.

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

Costs Incurred.  The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated:

	Year Ended June 30,
	2008	2007	2006

Property Acquisition Costs:
Unproved	$—	$3,571,830	$14,609,232
Proved	309,000,000	—	—
Exploration costs	45,243,651	72,888,603	19,529,607
Developmental costs	76,025,586	1,453,066	590,395
Capitalized interest	—	1,083,693	149,365

Total costs	$430,269,237	$78,997,192	$34,878,599

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

Proved natural gas and oil reserve quantities at June 30, 2008, 2007 and 2006, and the related discounted future net cash flows before income taxes are based on estimates prepared by W.D. Von Gonten & Co. and William M. Cobb & Associates, Inc., petroleum engineering. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

SUPPLEMENTAL OIL AND GAS DISCLOSURES — (Continued)

The Company’s net ownership interests in estimated quantities of proved natural gas and oil reserves and changes in net proved reserves as of June 30, 2008, 2007 and 2006, all of which are located in the continental United States, are summarized below:

	Oil and		Natural
	Condensate	NGL’s	Gas
	(MBbls)	(MBbls)	(MMcf)

Proved Developed and Undeveloped Reserves as of:
June 30, 2005	77	—	911
Sale of reserves	(203)	—	(1,076)
Discoveries	174	—	3,813
Recoveries and revisions	—	—	172
Production	(37)	—	(456)

June 30, 2006	11	—	3,364

Sale of reserves	(2)	—	(414)
Discoveries	1,188	—	75,662
Recoveries and revisions	6	—	1,732
Production	(39)	—	(2,452)

June 30, 2007	1,164	—	77,892

Sale of reserves	—	—	(13,789)
Discoveries	2,200	3,186	117,999
Purchases	1,496	2,015	78,745
Recoveries and revisions	806	2,350	41,309
Production	(187)	(112)	(10,588)

June 30, 2008	5,479	7,439	291,568

Proved Developed Reserves as of:
June 30, 2005	77	—	911
June 30, 2006	11	—	1,876
June 30, 2007	827	—	57,721
June 30, 2008	5,479	7,439	291,568

Standardized Measure.  The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved natural gas and oil reserves as of June 30, 2008, 2007 and 2006 are shown below:

	As of June 30,
	2008	2007	2006

Future cash flows	$5,635,443,766	$575,634,244	$20,342,459
Future operating expenses	(211,104,075)	(56,151,152)	(2,957,249)
Future development costs	(20,712,845)	(51,478,940)	(4,436,360)
Future income tax expenses	(1,733,031,168)	(114,832,834)	(1,389,931)

Future net cash flows	3,670,595,678	353,171,318	11,558,919
10% annual discount for estimated timing of cash flows	(1,436,677,549)	(100,874,043)	(3,824,813)

Standardized measure of discounted future net cash flows	$2,233,918,129	$252,297,275	$7,734,106

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

SUPPLEMENTAL OIL AND GAS DISCLOSURES — (Continued)

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

Change in Standardized Measure.  Changes in the standardized measure of future net cash flows relating to proved natural gas and oil reserves are summarized below:

	Year Ended June 30,
	2008	2007	2006

Changes due to current year operation:
Sales of natural gas and oil, net of natural gas and oil operating expenses	$(118,255,500)	$(17,015,997)	$(7,301,314)
Extensions and discoveries	1,320,872,171	326,092,883	17,872,465
Net change in prices and production costs	393,348,968	1,721,445	249,397
Change in future development costs	50,366,258	2,737,444	(5,660)
Revisions of quantity estimates	641,122,998	5,450,220	1,023,322
Purchase of reserves	868,101,751	—	—
Sale of reserves	(26,923,252)	(1,529,012)	(11,517,747)
Accretion of discount	32,917,957	885,209	708,142
Change in the timing of production rates and other	(306,888,418)	1,985,288	742,058
Changes in income taxes	(873,042,079)	(75,764,311)	712,843

Net change	1,981,620,854	244,563,169	2,483,506
Beginning of year	252,297,275	7,734,106	5,250,600

End of year	$2,233,918,129	$252,297,275	$7,734,106

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Quarterly Results of Operations.  The following table sets forth the results of operations by quarter for the years ended June 30, 2008 and 2007:

	Quarter Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	($000, except per share amounts)

Fiscal Year 2008:
Revenues from continuing operations	$9,096	$16,596	$20,559	$70,246

Income from continuing operations(1)	$5,377	$7,693	$43,965	$26,186
Net income attributable to common stock	$5,721	$111,274	$112,399	$25,964
Net income per share(2):
Basic:
Continuing operations	$0.31	$0.45	$2.70	$1.58
Discontinued operations	$0.05	$6.49	$4.27	$—
Diluted:
Continuing operations	$0.31	$0.45	$2.57	$1.52
Discontinued operations	$0.04	$6.02	$4.02	$—

Fiscal Year 2007:
Revenues from continuing operations	$726	$251	$5,127	$8,036

Income (loss) from continuing operations(1)	$(422)	$(2,388)	$249	$1,483
Net income (loss) attributable to common stock	$(406)	$(2,459)	$156	$(525)
Net income (loss) per share(2):
Basic:
Continuing operations	$(0.04)	$(0.13)	$0.01	$0.05
Discontinued operations	$0.01	$—	$—	$(0.11)
Diluted:
Continuing operations	$(0.04)	$(0.13)	$0.01	$0.05
Discontinued operations	$0.01	$—	$—	$(0.11)

(1)	Represents natural gas and oil sales, less operating expenses, exploration expenses, depreciation, depletion and amortization, impairment of natural gas and oil properties, and general and administrative expense and other income after benefit (expense) for income taxes.

(2)	The sum of the individual quarterly earnings (loss) per share may not agree with year-to-date earnings (loss) per share as each quarterly computation is based on the income or loss for that quarter and the weighted average number of common shares outstanding during that quarter.

Exhibit Index

Exhibit
Number	Description

2.1	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and REX Offshore Corporation, dated as of September 1, 2005.(17)
2.2	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and COE Offshore, LLC dated as of September 1, 2005.(17)
2.3	Purchase and Sale Agreement between Contango STEP, LP and Rosetta Resources Operating LP, dated April 28, 2006.(19)
2.4	Purchase and Sale Agreement between Contango Operators, Inc. and Rosetta Resources Offshore LLC, dated December 14, 2006.(21)
2.5	Asset Purchase Agreement by and among Petrohawk Energy Corporation and Contango Operators Inc. (successor-in-interest to Contango Gas Solutions, L.P.), Alta Resources, L.L.C., GPM Energy, LLC, MND Partners, L.P. and TePee Petroleum Company, Inc., dated as of November 26, 2007.(25)
2.6	Asset Purchase Agreement by and among XTO Energy Inc. and Contango Operators, Inc., Alta Resources, L.L.C., GPM Energy, LLC, MND Partners, L.P. and TePee Petroleum Company, Inc., dated as of January 4, 2008.(26)
2.7	Partnership Interest Purchase Agreement by and among Turbo LNG LLC, Contango Sundance, Inc. and Osaka Gas Co., Ltd., as Guarantor, dated January 7, 2008.(27)
3.1	Certificate of Incorporation of Contango Oil & Gas Company.(6)
3.2	Bylaws of Contango Oil & Gas Company.(6)
3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation.(6)
3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company.(11)
4.1	Facsimile of common stock certificate of Contango Oil & Gas Company.(1)
4.2	Certificate of Designations, Preferences and Relative Rights and Limitations for Series C Senior Convertible Cumulative Preferred Stock of Contango Oil & Gas Company.(13)
4.3	Certificate of Designations, Preferences and Relative Rights and Limitations for Series D Perpetual Cumulative Convertible Preferred Stock of Contango Oil & Gas Company.(16)
4.4	Securities Purchase Agreement, dated as of July 15, 2005, among Contango Oil & Gas Company and the Purchasers Named Therein, relating to the Series D Perpetual Cumulative Convertible Preferred Stock.(16)
4.5	Certificate of Designations, Preferences and Relative Rights and Limitations for Series E Perpetual Cumulative Convertible Preferred Stock of Contango Oil & Gas Company.(22)
4.6	Securities Purchase Agreement, dated as of May 11, 2007, among Contango Oil & Gas Company and the Purchasers Named Therein, relating to the Series E Perpetual Cumulative Convertible Preferred Stock.(22)
10.1	Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C.(2)
10.2	Securities Purchase Agreement between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.(9)
10.3	Warrant to Purchase Common Stock between Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.(3)
10.4	Co-Sale Agreement among Kenneth R. Peak, Contango Oil & Gas Company and Trust Company of the West, dated December 29, 1999.(3)
10.5	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West.(4)
10.6	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated.(4)
10.7	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C.(4)
10.8	Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, LLC. dated effective as of September 1, 1999.(5)

Exhibit
Number		Description

10.9		Asset Purchase Agreement by and among Juneau Exploration, L.P. and Contango Oil & Gas Company dated January 4, 2002.(7)
10.10		Asset Purchase Agreement by and among Mark A. Stephens, John Miller, The Hunter Revocable Trust, Linda G. Ferszt, Scott Archer and the Archer Revocable Trust and Contango Oil & Gas Company dated January 9, 2002.(8)
10.11		Option Purchase Agreement between Contango Oil & Gas Company and Cheniere Energy, Inc. dated June 4, 2002.(10)
10.12		Securities Purchase Agreement dated December 12, 2003 by and between Contango Oil & Gas Company and the Purchasers Named Therein.(13)
10.13		Freeport LNG Development, L.P. Amended and Restated Limited Partnership Agreement dated February 27, 2003.(14)
10.14		Partnership Purchase Agreement among Contango Sundance, Inc., Contango Oil & Gas, Cheniere LNG, Inc. and Cheniere Energy, Inc. dated March 1, 2003.(14)
10.15		First Amendment, dated December 19, 2003, to Freeport LNG Development, L.P. Amended and Restated Limited Partnership Agreement dated February 27, 2003.(14)
10.16		Asset Purchase Agreement, dated as of October 7, 2004, by and between Contango Oil & Gas Company; Contango STEP, L.P.; Edge Petroleum Exploration Company; and Edge Petroleum Corporation.(15)
10.17		Limited Liability Company Agreement of Republic Exploration LLC dated August 24, 2000.(17)
10.18		Amendment to Limited Liability Company Agreement and Additional Agreements of Republic Exploration LLC dated as of September 1, 2005.(17)
10.19		Limited Liability Company Agreement of Contango Offshore Exploration LLC dated November 1, 2000.(17)
10.20		First Amendment to Limited Liability Company Agreement and Additional Agreements of Contango Offshore Exploration LLC dated as of September 1, 2005.(17)
10	.21*	Contango Oil & Gas Company 1999 Stock Incentive Plan.(18)
10	.22*	Amendment No. 1 to Contango Oil & Gas Company 1999 Stock Incentive Plan dated as of March 1, 2001.(18)
10.23		Term Loan Agreement between Contango Oil & Gas Company and The Royal Bank of Scotland plc, dated April 27, 2006.(20)
10.24		Demand Promissory Note dated October 26, 2006 with Schedules I, II and III.(23)
10.25		Term Loan Agreement between Contango Oil & Gas Company and Centaurus Capital LLC, dated January 30, 2007.(24)
10.26		Form of Pledge Agreement.(24)
10.27		Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008.(28)
10.28		Partial Assignment of Oil and Gas Leases between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008.(28)
10.29		Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008.(28)
10.30		Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008.(28)
10.31		Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of January 3, 2008.(28)
10.32		Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008.(28)
10.33		Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008.(28)
10.34		Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008.(28)

Exhibit
Number	Description

10.35	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008.(28)
10.36	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008.(30)
10.37	Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008.(30)
10.38	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008.(30)
10.39	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008.(30)
10.40	Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of April 3, 2008.(30)
10.41	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008.(30)
10.42	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.†
10.43	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.†
10.44	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.†
10.45	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.†
10.46	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.†
10.47	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.†
10.48	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.†
10.49	Amended and Restated Limited Liability Company Agreement of Republic Exploration LLC, dated April 1, 2008.(30)
10.50	Amended and Restated Limited Liability Company Agreement of Contango Offshore Exploration LLC, dated April 1, 2008†
10.51	Third Amendment to Term Loan Agreement, dated as of January 17, 2008, between Contango Oil & Gas Company, as Borrower, and Centaurus Capital LLC, as Lender.(29)
10.52	Fourth Amendment to Term Loan Agreement, dated as of February 13, 2008, between Contango Oil & Gas Company, as Borrower, and Centaurus Capital LLC, as Lender.(31)
10.53	Amended and Restated Term Loan Agreement, dated June 5, 2008, between Contango Oil & Gas Company, as Borrower, and Centaurus Capital LLC, as Lender.†
14.1	Code of Ethics.(12)
21.1	List of Subsidiaries.†
21.2	Organizational Chart.†
23.1	Consent of William M. Cobb & Associates, Inc.†
23.2	Consent of Grant Thornton LLP.†
23.3	Consent of W.D. Von Gonten & Co.†
31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.†
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement.

1.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.

3.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on February 14, 2000.

4.	Filed as an exhibit to the Company’s report on Form 8-K, dated August 24, 2000, as filed with the Securities and Exchange Commission of September 8, 2000.

5.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.

6.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

7.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2002, as filed with the Securities and Exchange Commission on January 8, 2002.

8.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2002.

9.	Filed as an exhibit to the Company’s report on Form 10-QSB/A for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on June 4, 2002.

10.	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-89900) as filed with the Securities and Exchange Commission on June 14, 2002.

11.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.

12.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 22, 2003.

13.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 12, 2003, as filed with the Securities and Exchange Commission on December 17, 2003.

14.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 19, 2003, as filed with the Securities and Exchange Commission on December 23, 2003.

15.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 27, 2004, as filed with the Securities and Exchange Commission on October 8, 2004.

16.	Filed as an exhibit to the Company’s Registration Statement filed on Form S-3 as filed with the Securities and Exchange Commission on August 2, 2005.

17.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 2, 2005, as filed with the Securities and Exchange Commission on September 8, 2005.

18.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission on September 13, 2005.

19.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended March 31, 2006, dated May 15, 2006, as filed with the Securities and Exchange Commission.

20.	Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006, dated May 15, 2006, as filed with the Securities and Exchange Commission.

21.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 14, 2006, as filed with the Securities and Exchange Commission on December 20, 2006.

22.	Filed as an exhibit to the Company’s report on Form 8-K, dated May 11, 2007, as filed with the Securities and Exchange Commission on May 17, 2007.

23.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2006, dated November 8, 2006, as filed with the Securities and Exchange Commission.

24.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 30, 2007, as filed with the Securities and Exchange Commission on February 5, 2007.

25.	Filed as an exhibit to the Company’s report on Form 8-K, dated November 26, 2007, as filed with the Securities and Exchange Commission on November 29, 2007.

26.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2008, as filed with the Securities and Exchange Commission on January 10, 2008.

27.	Filed as an exhibit to the Company’s report on Form 8-K, dated February 5, 2008, as filed with the Securities and Exchange Commission on February 8, 2008.

28.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 3, 2008, as filed with the Securities and Exchange Commission on January 9, 2008.

29.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 17, 2008, as filed with the Securities and Exchange Commission on January 24, 2008.

30.	Filed as an exhibit to the Company’s report on Form 8-K, dated April 3, 2008, as filed with the Securities and Exchange Commission on April 9, 2008.

31.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended March 31, 2008, dated May 12, 2008, as filed with the Securities and Exchange Commission.