Form 10-Q
period 2008-09-30
CONTANGO OIL & GAS CO
filed 2008-11-10
CIK 1071993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The total number of shares of common stock, par value $0.04 per share, outstanding as of October 31, 2008 was 16,709,292.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30,	June 30,
	2008	2008
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$121,847,841	$59,884,574
Inventory tubulars	334,797	334,797
Accounts receivable:
Trade receivables	13,361,527	72,343,761
Advances to affiliates	5,192,685	5,754,516
Joint interest billings receivable	4,754,109	18,019,847
Prepaid capital costs	1,264,278	1,264,278
Other	1,199,996	1,147,345

Total current assets	147,955,233	158,749,118

PROPERTY AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	463,161,396	442,630,193
Unproved properties	7,915,297	7,591,447
Furniture and equipment	281,125	278,737
Accumulated depreciation, depletion and amortization	(19,609,763)	(13,134,511)

Total property and equipment, net	451,748,055	437,365,866

OTHER ASSETS:
Cash and other assets held by affiliates	4,018,679	3,299,002
Other	195,819	559,764

Total other assets	4,214,498	3,858,766

TOTAL ASSETS	$603,917,786	$599,973,750

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	June 30,
	2008	2008
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$13,307,712	$22,990,887
Royalties and working interests payable	47,475,908	66,606,414
Accrued liabilities	2,151,718	10,334,008
Joint interest advances	5,599,408	15,666,389
Accrued exploration and development	21,471,013	3,082,399
Advances from affiliates	—	2,965,022
Payable to purchaser	7,732,115	—
Debt of affiliates	3,344,519	3,261,177
Income tax payable	17,117,668	3,463,176
Other current liabilities	2,487,376	466,232

Total current liabilities	120,687,437	128,835,704

LONG-TERM DEBT	—	15,000,000
DEFERRED TAX LIABILITY	114,320,315	112,189,684
ASSET RETIREMENT OBLIGATION	1,991,609	1,949,881

SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50,000,000 shares authorized, 19,609,246 shares issued and 16,880,792 outstanding at September 30, 2008, 19,404,746 shares issued and 16,819,746 outstanding at June 30, 2008	784,369	776,189
Additional paid-in capital	74,928,760	73,030,926
Treasury stock at cost (2,728,454 shares at September 30, 2008; 2,585,000 shares at June 30, 2008)	(14,750,342)	(6,843,900)
Retained earnings	305,955,638	275,035,266

Total shareholders’ equity	366,918,425	341,998,481

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$603,917,786	$599,973,750

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
REVENUES:
Natural gas, oil and liquids sales	$72,720,807	$9,095,743

Total revenues	72,720,807	9,095,743

EXPENSES:
Operating expenses	4,538,362	723,846
Exploration expenses	8,092,139	101,636
Depreciation, depletion and amortization	6,897,414	600,240
Impairment of natural gas and oil properties	68,766	—
General and administrative expenses	1,926,087	1,342,461

Total expenses	21,522,768	2,768,183

NET INCOME FROM CONTINUING OPERATIONS BEFORE OTHER INCOME AND INCOME TAXES	51,198,039	6,327,560

OTHER INCOME (EXPENSE):
Interest expense (net of interest capitalized)	(296,157)	(829,860)
Interest income	424,152	364,314
Other income	—	2,191,164

NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	51,326,034	8,053,178
Provision for income taxes	(20,405,662)	(2,813,761)

NET INCOME FROM CONTINUING OPERATIONS	30,920,372	5,239,417

DISCONTINUED OPERATIONS (NOTE 8)
Discontinued operations, net of income taxes	—	932,053

NET INCOME	30,920,372	6,171,470
Preferred stock dividends	—	450,000

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$30,920,372	$5,721,470

NET INCOME PER SHARE:
Basic
Continuing operations	$1.83	$0.30
Discontinued operations	—	0.06

Total	$1.83	$0.36

Diluted
Continuing operations	$1.80	$0.29
Discontinued operations	—	0.06

Total	$1.80	$0.35

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,857,198	15,991,762

Diluted	17,211,298	16,419,956

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$30,920,372	$5,239,417
Plus income from discontinued operations, net of income taxes	—	932,053

Net income	30,920,372	6,171,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,897,414	2,869,527
Impairment of natural gas and oil properties	68,766	—
Exploration expenditures	7,972,904	316,392
Deferred income taxes	19,492,311	3,119,467
Tax benefit from exercise/cancellation of stock options	(120,540)	(60,848)
Stock-based compensation	363,679	396,508
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other	60,105,834	(4,251,545)
Increase in prepaid insurance	(170,107)	(399,346)
Increase in interest receivable	—	(250,000)
Increase (decrease) in accounts payable and advances from joint owners	(19,750,156)	24,825,056
Decrease in other accrued liabilities	(18,638,479)	(244,919)
Increase (decrease) in income taxes payable	(3,586,569)	2,727,732
Other	—	(25,940)

Net cash provided by operating activities	83,555,429	35,193,554

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(2,258,629)	(41,075,249)
Sale of short-term investments	—	2,200,576
Retirements (additions) to furniture and equipment	32,826	(9,102)
Investment in Contango Venture Capital Corporation	—	1,715,605

Net cash used in investing activities	(2,225,803)	(37,168,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	(15,000,000)	—
Borrowings by affiliates	—	4,697,050
Preferred stock dividends	—	(450,000)
Tax benefit from exercise of stock options	120,540	60,848
Purchase of common stock	(5,908,694)	—
Proceeds from exercised options, warrants and others	1,421,795	393,650

Net cash provided by (used in) financing activities	(19,366,359)	4,701,548
NET DECREASE IN CASH AND CASH EQUIVALENTS	61,963,267	2,726,932
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,884,574	6,177,618

CASH AND CASH EQUIVALENTS, END OF PERIOD	$121,847,841	$8,904,550

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$4,500,000	$—

Cash paid for interest	$212,816	$1,065,694

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

						Total
	Common Stock		Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at June 30, 2008	16,819,746	$776,189	$73,030,926	$(6,843,900)	$275,035,266	$341,998,481
Exercise of stock options	204,500	8,180	1,413,615	—	—	$1,421,795
Tax benefit of exercising stock options	—	—	120,540	—	—	$120,540
Issuance of restricted common stock	—	—	78,375	—	—	$78,375
Net income	—	—	—	—	30,920,372	$30,920,372
Treasury shares at cost	(143,454)	—	—	(7,906,442)	—	$(7,906,442)
Expense of stock options	—	—	285,304	—	—	$285,304

Balance at September 30, 2008	16,880,792	$784,369	$74,928,760	$(14,750,342)	$305,955,638	$366,918,425

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission, including instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2008. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.
2. Summary of Significant Accounting Policies
The application of GAAP involves certain assumptions, judgments, choices and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Thus, the application of these principles can result in varying results from company to company. Contango’s significant accounting policies are described below.
Successful Efforts Method of Accounting. The Company follows the successful efforts method of accounting for its natural gas and oil activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, and any such impairment is charged to expense in the period. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs, such as seismic costs and other geological and geophysical expenses, are expensed as incurred. The provision for depreciation, depletion and amortization is based on the capitalized costs as determined above. Depreciation, depletion and amortization is on a field by field basis using the unit of production method, with lease acquisition costs amortized over total proved reserves and other costs amortized over proved developed reserves.
When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a cost center basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. For the three months ended September 30, 2008, the Company recorded an impairment charge of $68,766 due to the expiration of lease block High Island 113 at our partially-owned subsidiary, Republic Exploration LLC.
An integral and on-going part of our business strategy is to sell our proved reserves from time to time in order to generate additional capital to reinvest in our offshore exploration programs. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classifies such property sales as discontinued operations.
Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of September 30, 2008, the Company had approximately $121.8 million in cash and cash equivalents. Of this amount, approximately $30.2 million was invested in U.S. Treasury money market funds and the remaining $91.6 million was invested in overnight U.S. Treasury funds.
Principles of Consolidation. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly-owned subsidiaries are fully consolidated. The Company has two subsidiaries that are not wholly owned: 32.3% owned Republic Exploration LLC (“REX”) and 65.6% owned Contango Offshore Exploration LLC (“COE”). These subsidiaries are not controlled by the Company and are proportionately consolidated.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
For the fiscal year ended June 30, 2007, the Company owned 42.7% of REX and 76.0% of COE. Effective April 1, 2008, the Company sold a portion of its ownership interest in REX and COE to an existing owner for approximately $0.8 million and $0.9 million, respectively. As a result of the sale, the Company’s equity ownership interest in REX and COE decreased to 32.3% and 65.6%, respectively.
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
Recent Accounting Pronouncements. In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share”. The provisions of FSP EITF 03-6-1 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. We do not expect FSP EITF 03-6-1 to have a material effect on our consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We are currently evaluating the provisions of SFAS 162 and assessing the impact, if any, it may have on our financial position and results of operations.
Effective July 1, 2009, the FASB issued SFAS No. 157-2 (“SFAS 157-2”), “Effective Date of FASB Statement No. 157”. This pronouncement defers the effective date of SFAS No. 157 (“SFAS 157”), “Fair Value Measurements” to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). An entity that has issued interim or annual financial statements reflecting the application of the measurement and disclosure provisions of SFAS 157 prior to February 12, 2008, must continue to apply all provisions of SFAS 157. We are currently evaluating the provisions of SFAS 157-2 and assessing the impact, if any, it may have on our financial position and results of operations.
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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Stock-Based Compensation. Effective July 1, 2001, the Company adopted the fair value based method prescribed in SFAS No. 123, “Accounting for Stock Based Compensation”. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes option-pricing model. Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) to be classified as financing cash flows. The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the 45,000 options granted during the quarter ended September 30, 2008: (i) risk-free interest rate of 3.01 percent; (ii) expected life of five years; (iii) expected volatility of 53 percent and (iv) expected dividend yield of zero percent. No options were granted for the three months ended September 30, 2007.
Under the Company’s 1999 Stock Incentive Plan, as amended (the “1999 Plan”), the Company’s Board of Directors may also grant restricted stock awards to officers or other employees of the Company. Restricted stock awards made under the 1999 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. Restricted stock awards generally vest over a period of three years. Grants of service-based restricted stock awards are valued at our common stock price at the date of grant. The Company did not grant shares of restricted stock to any officer or director for the three months ended September 30, 2008. For the three months ended September 30, 2007, the Company granted 331 shares of restricted stock to a new member of the Board. During the three months ended September 30, 2008 and 2007, the Company recorded stock-based compensation charges of approximately $363,679 and $396,508, respectively, to general and administrative expense for restricted stock and option awards granted in previous fiscal years.
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
Other factors that have a direct bearing on the Company’s financial condition are uncertainties inherent in estimating natural gas and oil reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; the timing and costs of our future drilling; development and abandonment activities; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity. The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported results of operations, the amount of reported assets, liabilities and contingencies, and proved natural gas and oil reserves. We use the successful efforts method of accounting for our natural gas and oil activities.
4. Customer Concentration Credit Risk
The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas and oil for the three months ended September 30, 2008 were ConocoPhillips Company and Shell Trading US Company. Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of either of these companies as purchasers would not have a material effect on our financial position or results of operation since there are numerous potential purchasers of our production.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
5. Net Income per Common Share
A reconciliation of the components of basic and diluted net income per share of common stock is presented in the tables below.

	Three Months Ended
	September 30, 2008
		Weighted
		Average	Per
	Income	Shares	Share
Income from continuing operations, including preferred dividends	$30,920,372	16,857,198	$1.83

Basic Earnings per Share:
Net income attributable to common stock	$30,920,372	16,857,198	$1.83

Effect of Potential Dilutive Securities:
Stock options	—	352,030
Restricted shares	—	2,070

Income from continuing operations	$30,920,372	17,211,298	$1.80

Diluted Earnings per Share:
Net income, attributable to common stock	$30,920,372	17,211,298	$1.80

	Three Months Ended
	September 30, 2007
			Weighted
			Average		Per
	Income		Shares		Share
Income from continuing operations, including preferred dividends	$4,789,417		15,991,762		$0.30
Discontinued operations, net of income taxes	$932,053		15,991,762		$0.06

Basic Earnings per Share:
Net income attributable to common stock	$5,721,470		15,991,762		$0.36

Effect of Potential Dilutive Securities:
Stock options	—		428,194
Series E preferred stock		(a)		(a)

Income from continuing operations	$4,789,417		16,419,956		$0.29
Discontinued operations, net of income taxes	$932,053		16,419,956		$0.06

Diluted Earnings per Share:
Net income, attributable to common stock	$5,721,470		16,419,956		$0.35

(a)	Anti-dilutive

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
6. Long-Term Debt
On August 26, 2008, the Company prepaid the $15.0 million it had outstanding under its $30.0 million Term Loan Agreement with a private investment company and terminated the Term Loan Agreement. For the three months ended September 30, 2008, the Company paid $212,816 in interest and non-use fees. As of September 30, 2008, the Company had no credit facilities and no debt outstanding.
7. Other Income
Other income for the three months ended September 30, 2007 totaled approximately $2.2 million. This amount relates to a payment from a stockholder related to a short swing profit liability. In September 2007, one of our stockholders determined that it had inadvertently engaged in trades which resulted in automatic short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. After becoming aware of the situation, the stockholder promptly made a payment of approximately $2.2 million to the Company to settle the entire short swing profit liability owed as a consequence of these trades.
8. Sale of Properties — Discontinued Operations
The Company did not have any discontinued operations during the three months ended September 30, 2008.
During the fiscal year ended June 30, 2008, the Company sold its Arkansas Fayetteville Shale properties, an on-shore well in Texas and an on-shore well in Louisiana for approximately $328.3 million, in the aggregate. In accordance with SFAS 144, we classified these property sales as discontinued operations in our financial statements for all periods presented.
The summarized financial results for discontinued operations for the three months ended September 30, 2007 are as follows:
Operating Results:

Three Months Ended
September 30,
2007
Revenues	$5,032,271
Operating expenses	(950,799)
Depletion expenses	(2,269,287)
Exploration expenses	(309,753)
Loss on sale of discontinued operations	(68,505)

Gain before income taxes	1,433,927
Provision for income taxes	(501,874)

Gain from discontinued operations, net of income taxes	$932,053

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
9. Related Party Transactions
In the ordinary course of business, the Company contracted with Moblize to install automation equipment that will allow Contango Operators, Inc. (“COI”) to remotely monitor, control and record, in real time, daily production volumes from the Grand Isle 72 #1 well. For the three months ended September 30, 2008 and 2007, the Company paid approximately $1,400 to Moblize for such services.
Effective September 1, 2008, COI purchased an interest in an existing offshore lease from Juneau Exploration, L.P. (“JEX”) for $600,000.
On September 8, 2008, the Company purchased 21,754 shares of common stock from a member of its board of directors for approximately $1.3 million, or $60.81 per share, which represented the closing price of the Company’s common stock on that date.
10. Subsequent Events
On October 3, 2008, the Company and its wholly-owned subsidiary, Contango Resources Company, completed the arrangement of a $50 million Hydrocarbon Borrowing Base secured revolving credit facility pursuant to a credit agreement with Guaranty Bank, as administrative agent and issuing lender (the “Credit Agreement”). The credit facility is available to fund the Company’s offshore Gulf of Mexico exploration and development activities, as well as the repurchase of shares of the Company’s common stock, the payment of dividends, and working capital as needed. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.0% per annum. The outstanding principal amount and any accrued interest thereon is due October 3, 2010, and may be prepaid at any time in accordance with the Credit Agreement with no prepayment penalty. An arrangement fee of 0.5%, or $250,000, was paid in connection with the facility and a commitment fee of 0.5% will be paid on the unused commitment amount.
In October 2008, COI spud West Delta 77 (“Devil’s Elbow”), a REX prospect, which has been determined to be a dry hole. COI has a 100% WI and will pay 100% of the estimated drilling costs of $6.4 million. These costs together with associated leasehold costs of approximately $1.6 million are reflected as exploration expenses in the Company’s Consolidated Statements of Operations for the three months ended September 30, 2008.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2008, previously filed with the Securities and Exchange Commission.
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
Controlling general and administrative and geological and geophysical costs. Our goal is to be among the most efficient in the industry in revenue and profit per employee and among the lowest in general and administrative costs. We plan to continue outsourcing our geological, geophysical, and reservoir engineering and land functions. We have seven employees.
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
Exploration Alliance with JEX
JEX is a private company formed for the purpose of assembling domestic natural gas and oil prospects. Under our agreement with JEX, JEX generates natural gas and oil prospects and evaluates exploration prospects generated by others. JEX focuses on the Gulf of Mexico, and generates offshore exploration prospects via our affiliated companies, Republic Exploration, LLC (“REX”) and Contango Offshore Exploration, LLC (“COE”) (see “Offshore Gulf of Mexico Exploration Joint Ventures” below). We do not have a written agreement with JEX which contractually obligates them to provide us with their services.
Offshore Gulf of Mexico Exploration Joint Ventures
Contango, through its wholly-owned subsidiaries, COI and CRC, and its partially-owned subsidiaries, REX and COE, conducts exploration activities in the Gulf of Mexico. As of October 31, 2008, Contango, through COI, CRC, REX and COE, had an interest in 66 offshore leases. See “Offshore Properties” below for additional information on our offshore properties.
As of September 30, 2008, Contango owned a 32.3% equity interest in REX and a 65.6% equity interest in COE, both of which were formed for the purpose of generating exploration opportunities in the Gulf of Mexico. These companies focus on identifying prospects, acquiring leases at federal and state lease sales and then selling the prospects to Contango, subject to timed drilling obligations plus retained reversionary interests in favor of REX and COE.
Impact of Hurricanes Gustav and Ike
In September 2008, Hurricanes Gustav and Ike moved through the Gulf of Mexico. Our offshore facilities sustained only minor damage from Hurricane Ike, and was limited to six of our seven Dutch and Mary Rose wells, affecting mainly SCADA control systems, helideck skirting, risers, and disrupted flowlines. The 8/8ths cost to repair the damage on all six wells is approximately $1.6 million, which is covered by the Company’s insurance after an 8/8ths deductible of $500,000. However, the third-party processing and pipeline facilities on which we rely incurred significant damage from Hurricane Ike. This damage has slowed reinstatement of production from a portion of our Gulf of Mexico assets. We expect our Gulf of Mexico production to come back online upon the restarting of the pipeline and other non-operated facilities. These repairs are estimated to be completed in the November/December 2008 time frame.

Our corporate office sustained major damage and we have temporarily relocated to an office approximately 200 yards away. We have not lost any paper files and all of our electronic files were backed up prior to the storm.
Republic Exploration LLC
In October 2008, COI spud West Delta 77 (“Devil’s Elbow”), a REX prospect, which has been determined to be a dry hole. COI has a 100% WI and will pay 100% of the estimated drilling costs of $6.4 million. These costs together with associated leasehold costs of approximately $1.6 million are reflected as exploration expenses in the Company’s Consolidated Statements of Operations for the three months ended September 30, 2008.
West Delta 36, a REX prospect, is operated by a third party. The Company depends on a third-party operator for the operation and maintenance of this production platform. The well is temporarily shut-in while its associated gathering systems and processing facilities remain down. The well did not sustain any significant damage from Hurricane Ike. REX has a 25.0% working interest (“WI”), and a 20.0% net revenue interest (“NRI”), in this well.
Contango Offshore Exploration LLC
Grand Isle 72 (“Liberty”), a COE prospect operated by COI, began producing in March 2007 and as of October 31, 2008 was producing at a rate of approximately 0.2 million cubic feet equivalent per day (“Mmcfed”). COE has a 50% WI and a 40% NRI in this well. As of September 30, 2008, COE had borrowed $4.3 million from the Company under a promissory note (the “Note”) to fund a portion of its share of development costs at Grand Isle 72. The Note bears interest at a per annum rate of 10% and is payable upon demand. As of September 30, 2008, accrued and unpaid interest on the Note was $795,797.
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
COI has recently successfully production tested its Eloise #1 well on State of Louisiana leases at a depth below our Mary Rose discovery. The well tested at a rate of approximately 8.3 Mmcfed. The Company’s net revenue interest in Eloise #1, inclusive of its ownership interest in REX, is approximately 27.0%. Contango’s independent third party engineer estimates this well to have proved reserves net to Contango of approximately 3.5 billion cubic feet equivalent (“Bcfe”). The Company has invested approximately $16.3 million to drill and complete this well and estimates it will invest an additional $2.2 million in pipeline and facility costs to bring this well to production. Production from Eloise #1 is estimated to commence before year-end, at a rate of approximately 5 to 10 Mmcfed (1 to 3 Mmcfed net to Contango). The well will flow to the Company’s EI-11H platform.
Effective September 1, 2008, COI purchased additional working interests in nine offshore lease blocks from existing owners for a total of $2.1 million. See “Offshore Properties” below for a detailed description of the interests owned in our offshore properties.

For the remaining nine months of fiscal year 2009, we expect to invest approximately $44.0 million for COI to drill up to potentially three additional wildcat exploration wells as follows.

		Contango	NRI
Well	8/8ths DHC	DHC WI	(inclusive of REX and COE)
Ship Shoal 263	$20 million	100.00%	72.78%
Eugene Island 56 — West	$12 million	100.00%	59.45%
Eugene Island 56 — East (1)	$12 million	100.00%	59.45%

	$44 million

(1)	May not be drilled if Eugene Island 56 — West is a dry hole
In exchange for acting as operator, COI receives a 10% ground floor working interest in each of these three prospects. For the remaining 90%, COI carries either REX or COE, as applicable, for a 10% working interest through the tanks until initial production is achieved. Following a casing point election, REX or COE, as generator of the prospect, has the option to acquire an additional 25% working interest from COI.
Contango Resources Company
CRC is a wholly-owned subsidiary of Contango formed for the sole purpose of drilling and operating exploration and development wells in our Dutch and Mary Rose leases in the Gulf of Mexico.
Current Activities
In September 2008, Contango terminated the data room process for companies potentially interested in acquiring the Company’s Dutch and Mary Rose fields in the Gulf of Mexico.
As of October 31, 2008, our four Mary Rose wells were flowing at a combined 8/8ths production rate of approximately 174 Mmcfed (approximately 65 Mmcfed net to Contango). We expect our 3rd party pipeline company to have completed repairs and will be able to raise production rates to pre-hurricane levels of approximately 200 Mmcfed 8/8ths or approximately 75 Mmcfed net to Contango in the November/December 2008 time frame. The four Mary Rose wells flow into the Company’s production platform at Eugene Island 11, and from there through our owned pipeline to transportation hub facilities at Eugene Island 63. Our EI-11H platform has been designed with a capacity of 500 million cubic feet per day (“Mmcfd”) and 6,000 barrels of oil per day (“bopd”) and our pipeline, which flows from Eugene Island 11 to Eugene Island 63, has been designed with a capacity of 330 Mmcfd and 6,000 bopd. The gas and condensate then flow from Eugene Island 63 to on-shore processing facilities near Patterson, Louisiana.
As of October 31, 2008, production at our three Dutch wells remained shut-in as the third-party downstream gas plant that processes our gas is undergoing repairs as a result of damage incurred from Hurricane Ike. All of our Dutch production has been shut-in since August 30, 2008, when we first evacuated personnel due to Hurricane Gustav. It is expected the repairs to the plant will be completed and we will be able to resume our Dutch production in the November/December 2008 time frame. Before Hurricanes Gustav and Ike, we were flowing approximately 110 Mmcfed (42 Mmcfed net to Contango) and anticipate returning to that level of production.
In September 2008, CRC spud its first rate acceleration well, the Dutch #4. CRC has a 47.05% WI and will pay drilling costs of approximately $6.8 million. The well has been logged and we anticipate completion and testing of this well before the end of November 2008. CRC has budgeted to invest approximately $4.8 million in completion costs and $3.2 million in pipeline and facility costs. Production from Dutch #4 of about 35 Mmcfed is expected to begin in February 2009. CRC has a 38.12% NRI in this well and it will flow to the Company’s EI-11H platform.

Offshore Properties
Producing Properties. The following table sets forth the interests owned by Contango through CRC and its related entities in the Gulf of Mexico which were producing natural gas or oil as of October 31, 2008:

Area/Block	WI	NRI	Status	Notes
Contango Resources Company:
Eugene Island 10 #1 (Dutch #1)	47.05%	38.1%	Shut-in
Eugene Island 10 #2 (Dutch #2)	47.05%	38.1%	Shut-in
Eugene Island 10 #3 (Dutch #3)	47.05%	38.1%	Shut-in
S-L 18640 #1 (Mary Rose #1)	53.21%	40.5%	Producing
S-L 19266 #1 (Mary Rose #2)	53.21%	38.7%	Producing
S-L 19266 #2 (Mary Rose #3)	53.21%	38.7%	Producing
S-L 18860 #1 (Mary Rose #4)	34.58%	25.5%	Producing

Republic Exploration LLC
Eugene Island 113B	0.0%	3.3%	Shut-in	Farmed out
West Delta 36	25.0%	20.0%	Shut-in	Farmed out

Contango Offshore Exploration LLC:
Grand Isle 72	50.0%	40.0%	Producing
Ship Shoal 358, A-3 well	10.0%	7.7%	Shut-in

Leases. The following table sets forth the working interests owned by Contango and related entities in the Gulf of Mexico as of October 31, 2008:

Area/Block	WI	Lease Date	Expiration Date	Status	Notes
Contango Resources Company:
S-L 19266 #3 (Eloise North #1)	36.90%	Feb 07	Feb 12	Completing
S-L 19261	53.21%	Feb 07	Feb 12
S-L 19396	53.21%	Jun 07	Jun 12
Eugene Island 11	53.21%	Dec 07	(1)

Contango Operators, Inc.:
Grand Isle 63	25.00%	May-04	May-09
Grand Isle 73	25.00%	May-04	May-09
West Delta 43	35.00%	May-04	May-09	Dry Hole
Ship Shoal 14	50.00%	May-06	May-11
Ship Shoal 25	50.00%	May-06	May-11
South Marsh Island 57	50.00%	May-06	May-11
South Marsh Island 59	50.00%	May-06	May-11
South Marsh Island 75	50.00%	May-06	May-11
South Marsh Island 282	50.00%	May-06	May-11
Ship Shoal 263	25.00%	Jan-06	Jan-11
Grand Isle 70	3.65%	Jun-06	Jun-11
West Delta 77	50.00%	Jun-06	Jun-11	Dry Hole
Vermilion 194	50.00%	Jul-06	Jul-11

Republic Exploration LLC
South Timbalier 191	50.00%	May-04	May-09
Vermilion 36	100.00%	May-04	May-09
Vermilion 109	100.00%	May-04	May-09
Vermilion 134	100.00%	May-04	May-09
West Cameron 179	100.00%	May-04	May-09
West Cameron 185	100.00%	May-04	May-09
West Cameron 200	100.00%	May-04	May-09
West Delta 18	100.00%	May-04	May-09
West Delta 33	100.00%	May-04	May-09
West Delta 34	100.00%	May-04	May-09
West Delta 43	30.00%	May-04	May-09	Dry Hole
Ship Shoal 220	50.00%	Jun-04	Jun-09
South Timbalier 240	50.00%	Jun-04	Jun-09
West Cameron 133	100.00%	Jun-04	Jun-09
West Cameron 80	100.00%	Jun-04	Jun-09
West Cameron 167	100.00%	Jun-04	Jun-09
Eugene Island 76	0.00%	Jul-04	Jul-09	Depleted	Farmed out
Vermilion 130	100.00%	Jul-04	Jul-09
West Cameron 107	100.00%	May-05	May-10
Eugene Island 168	50.00%	Jun-05	Jun-10
Vermilion 73	0.00%	Jul-05	Jul-10	Dry Hole	Farmed out
High Island A243	75.00%	Jan-06	Jan-11

Area/Block	WI	Lease Date	Expiration Date	Status	Notes
Republic Exploration LLC (continued)
South Marsh Island 57	50.00%	May-06	May-11
South Marsh Island 59	50.00%	May-06	May-11
South Marsh Island 75	50.00%	May-06	May-11
South Marsh Island 282	50.00%	May-06	May-11
Ship Shoal 14	50.00%	May-06	May-11
Ship Shoal 25	50.00%	May-06	May-11
West Delta 77	50.00%	Jun-06	Jun-11	Dry Hole
Vermilion 154	(2)	Jul-06	Jul-11	(3)	Farmed out
Vermilion 194	50.00%	Jul-06	Jul-11
High Island A196	100.00%	Nov-06	Nov-11
High Island A197	100.00%	Nov-06	Nov-11
High Island A198	100.00%	Nov-06	Nov-11	Dry Hole
High Island 263	100.00%	Jan-08	Jan-13
High Island A38	100.00%	Jan-08	Jan-13
Eugene Island 56	100.00%	Jul-08	Jul-13

Contango Offshore Exploration LLC:
East Breaks 283	100.00%	Dec-03	Dec-11
East Breaks 369	0.00%	Dec-03	Dec-08	Dry Hole	Farmed out
East Breaks 370	0.00%	Dec-03	Dec-08	(3)	Farmed out
High Island A16	100.00%	Dec-03	Dec-08
South Timbalier 191	50.00%	May-04	May-09
Grand Isle 63	50.00%	May-04	May-09
Grand Isle 73	50.00%	May-04	May-09
Ship Shoal 220	50.00%	Jun-04	Jun-09
South Timbalier 240	50.00%	Jun-04	Jun-09
Viosca Knoll 118	50.00%	Jun-04	Jun-09
Vermilion 154	(2)	Jul-04	Jul-09	(3)	Farmed out
Viosca Knoll 475	100.00%	May-05	May-10
Eugene Island 168	50.00%	Jun-05	Jun-10
East Breaks 366	100.00%	Nov-05	Nov-15
East Breaks 410	100.00%	Nov-05	Nov-15
East Breaks 167	75.00%	Dec-05	Dec-10
High Island A311	75.00%	Dec-05	Dec-10
East Breaks 166	75.00%	Jan-06	Jan-11
High Island A342	75.00%	Jan-06	Jan-11
Ship Shoal 263	75.00%	Jan-06	Jan-11
Viosca Knoll 383	100.00%	Jan-06	Jan-11
Grand Isle 70	45.10%	Jun-06	Jun-11
Viosca Knoll 119	50.00%	Jun-06	Jun-11

(1)	Held by Right-of-Use-and-Easement

(2)	REX and COE will split a 25% back-in WI after payout

(3)	Not drilled. Lease is in the process of being assigned back to the Company

Application of Critical Accounting Policies and Management’s Estimates
The discussion and analysis of the Company’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. We have identified below the policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to its natural gas and oil reserve estimates, on a periodic basis and bases its estimates on historical experience, independent third party reservoir engineers and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s financial statements:
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
Reserve Estimates. The Company’s estimates of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future natural gas and oil prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s natural gas and oil properties and/or the rate of depletion of such natural gas and oil properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at September 30, 2008 of 1% would not have a material effect on depreciation, depletion and amortization.

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

MD&A Summary Data
The table below sets forth revenue, expense and production data for continuing operations for the three months ended September 30, 2008 and 2007.

	Three Months Ended
	September 30,
	2008	2007	Change
	($000)
Revenues:
Natural gas, oil and NGL sales	$72,721	$9,096	699%

Total revenues	$72,721	$9,096	699%

Production:
Natural gas (million cubic feet)	4,859	1,269	283%
Oil and condensate (thousand barrels)	117	37	216%
Natural gas liquids (thousand gallons)	704	379	86%

Total (million cubic feet equivalent)	5,662	1,545	266%

Natural gas (million cubic feet per day)	52.8	13.8	283%
Oil and condensate (thousand barrels per day)	1.3	0.4	225%
Natural gas liquids (thousand gallons per day)	7.7	4.1	86%

Total (million cubic feet equivalent per day)	61.7	16.8	267%

Average Sales Price:
Natural gas (per thousand cubic feet)	$11.60	$5.60	107%
Oil and condensate (per barrel)	$126.16	$54.37	132%
Natural gas liquids (per gallon)	$2.18	$1.15	90%

Operating expenses	$4,538	$724	527%
Exploration expenses	$8,092	$102	7833%
Depreciation, depletion and amortization	$6,897	$600	1050%
Impairment of natural gas and oil properties	$69	$—	100%
General and administrative expenses	$1,926	$1,342	44%
Interest expense, net of interest capitalized	$296	$830	-64%
Interest income	$424	$364	16%
Other income	$—	$2,191	-100%
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales. We reported revenues of approximately $72.7 million for the three months ended September 30, 2008, compared to revenues of approximately $9.1 million for the three months ended September 30, 2007. This increase is attributable to increased natural gas and oil sales from our Dutch #3 discovery which began producing in November 2007, our Mary Rose #1 and #3 discoveries which began producing in April 2008, our Mary Rose #2 discovery which began producing in June 2008 and our Mary Rose #4 discovery which began producing in July 2008. The large increase is also attributable to the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008.

For the three months ended September 30, 2008, the price of natural gas was $11.60 per thousand cubic feet (“Mcf”) while the price for oil and condensate was $126.16 per barrel and the price for NGLs was $2.18 per gallon. For the three months ended September 30, 2007, the price of natural gas was $5.60 per Mcf while the price for oil and condensate was $54.37 per barrel and the price for NGLs was $1.15 per gallon.
Natural Gas, Oil and NGL Production and Average Sales Prices. Our net natural gas production for the three months ended September 30, 2008 was approximately 52.8 Mmcfd, up from approximately 13.8 Mmcfd for the three months ended September 30, 2007. Net oil and condensate production for the comparable periods also increased from approximately 400 barrels per day to approximately 1,300 barrels per day, while our NGL production increased from approximately 4,100 gallons per day to approximately 7,700 gallons per day. This increase in natural gas, oil and NGL production is principally attributable to our Dutch #3 discovery which began producing in November 2007, our Mary Rose #1 and #3 discoveries which began producing in April 2008, our Mary Rose #2 discovery which began producing in June 2008 and our Mary Rose #4 discovery which began producing in July 2008. The large increase is also attributable to the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008.
Operating Expenses. Lease operating expenses (“LOE”) for the three months ended September 30, 2008 were approximately $4.5 million which related mainly to continuing operations from our three Dutch wells and four Mary Rose wells. Included in LOE is $2.4 million of Louisiana state severance taxes. Lease operating expenses for the three months ended September 30, 2007 were approximately $0.7 million which related to only two Dutch wells.
Exploration Expense. We reported approximately $8.1 million of exploration expenses for the three months ended September 30, 2008. Of this amount, approximately $8.0 million related to the dry hole the Company drilled at West Delta 77 while the remaining $0.1 million related to various geological and geophysical activities, seismic data, and delay rentals. We reported $101,636 of exploration expenses for the three months ended September 30, 2007, attributable to various geological and geophysical activities, seismic data, and delay rentals.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended September 30, 2008 was approximately $6.9 million. For the three months ended September 30, 2007, we recorded approximately $0.6 million of depreciation, depletion and amortization. The increase in depreciation, depletion and amortization was primarily attributable to added production from newly added reserves from our Dutch #3 and Mary Rose #1, #2, #3 and #4 discoveries, as well as from the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008.
Impairment of Natural Gas and Oil Properties. For the three months ended September 30, 2008, the Company recorded an impairment charge of $68,766 related to the expiration of lease block High Island 113. No impairment of natural gas and oil properties was incurred during the three months ended September 30, 2007.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2008 and the three months ended September 30, 2007 were approximately $1.9 million and $1.3 million, respectively.
Major components of general and administrative expenses for the three months ended September 30, 2008 included approximately $0.5 million in salaries and benefits, $0.2 million in accounting and tax services, $0.5 million in legal, engineering and other professional fees, $0.1 million in office administration expenses, $0.2 million in insurance costs, and $0.4 million related to the cost of expensing stock options and stock grant compensation.
Major components of general and administrative expenses for the three months ended September 30, 2007 included approximately $0.5 million in salaries and benefits, approximately $0.1 million in legal, accounting, engineering and other professional fees, $0.1 million in office administration expenses, $0.1 million in insurance costs, and $0.5 million related to the cost of expensing stock options and stock grant compensation.

Interest Expense. We reported interest expense of $296,157 for the three months ended September 30, 2008, compared to interest expense of approximately $829,860 for the three months ended September 30, 2007. The lower level of interest expense is attributable to the Company retiring all of its long term debt in the in the first quarter of fiscal year 2009.
Interest Income. We reported interest income of $424,152 for the three months ended September 30, 2008. This compares to $364,314 of interest income reported for the three months ended September 30, 2007. The increase is due to additional interest income from loans made to affiliates.
Other Income. Other income for the three months ended September 30, 2007 totaled approximately $2.2 million. This amount relates to a payment from a stockholder related to a short swing profit liability. In September 2007, one of our stockholders determined that it had inadvertently engaged in trades which resulted in automatic short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. After becoming aware of the situation, the stockholder promptly made a payment of approximately $2.2 million to the Company to settle the entire short swing profit liability owed as a consequence of these trades.
Production, Prices, Operating Expenses, and Other

	Three Months Ended
	September 30,
	2008	2007
	(Dollar amounts in 000’s,
	except per Mcfe amounts)
Production Data:
Natural gas (million cubic feet)	4,859	1,269
Oil and condensate (thousand barrels)	117	37
Natural gas liquids (thousand gallons)	704	379

Total (million cubic feet equivalent)	5,662	1,545

Natural gas (million cubic feet per day)	52.8	13.8
Oil and condensate (thousand barrels per day)	1.3	0.4
Natural gas liquids (thousand gallons per day)	7.7	4.1

Total (million cubic feet equivalent per day)	61.7	16.8

Average Sales Price:
Natural gas (per thousand cubic feet)	$11.60	$5.60
Oil and condensate (per barrel)	$126.16	$54.37
Natural gas liquids (per gallon)	$2.18	$1.15

Selected data per Mcfe:
Lease operating expenses (including severence taxes)	$0.80	$0.47
General and administrative expenses	$0.34	$0.87
Depreciation, depletion and amortization of natural gas and oil properties	$1.13	$0.30
Capital Resources and Liquidity
Cash From Operating Activities. Cash flows from operating activities provided approximately $83.6 million in cash for the three months ended September 30, 2008 compared to $35.2 million for the same period in 2007. This increase in cash provided by operating activities is attributable to increased natural gas and oil sales from our Dutch #3 and Mary Rose #1, #2, #3 and #4 discoveries, as well as from the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008.

Cash From Investing Activities. Cash flows used in investing activities for the three months ended September 30, 2008 were approximately $2.2 million, compared to $37.2 million used in investing activities for the three months ended September 30, 2007. This difference in capital expenditures is primarily attributable to investing approximately $28.5 million in natural gas and oil properties during the three months ended September 30, 2008, partially offset by receiving $12.8 million in outstanding capital related receivables and accruing $14.5 million in capital related payables during the period. Additionally, the Company did not have any sale of short-term investments or investments in affiliates for the three months ended September 30, 2008.
Cash From Financing Activities. Our financing activities used approximately $19.4 million in cash flow for the three months ended September 30, 2008 compared to providing $4.7 million for the same period in 2007. This difference of approximately $24.1 million is primarily attributable to prepaying $15.0 million of long term debt and purchasing approximately $5.9 million of equity, while not having any borrowings by affiliates or preferred stock dividend payments during the three months ended September 30, 2008.
Capital Budget. For the remaining nine months of fiscal year 2009, our capital expenditure budget calls for us to invest approximately $59.3 million as we bring Eloise #1 to production, drill our Dutch #4 rate acceleration well and drill three wildcat exploration wells in the Gulf of Mexico.
Of the $59.3 million in offshore capital expenditures budgeted for the next nine months, we have budgeted to invest approximately $2.2 million in pipeline and facility costs to bring Eloise #1 to production, $24.9 million to drill and complete Ship Shoal 263 (“Nautilus”), $16.1 million to drill and complete Eugene Island 56 #1(“High Country West”) and $16.1 million to drill and complete Eugene Island 56 #2(“High Country East”).
The above capital expenditure descriptions are for the Company and its wholly-owned subsidiaries only, and do not include the capital expenditure descriptions for our partially-owned REX and COE subsidiaries. Contango or our partially owned subsidiary, REX, may need to raise additional debt and/or equity capital to supplement our internally generated cash flow to fund our offshore exploration and development program. There can be no assurance that we or REX will be able to raise such additional capital.
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

Natural Gas and Oil Reserves
The following table presents our estimated net proved, developed producing natural gas and oil reserves and the pre-tax net present value of our reserves at September 30, 2008. The offshore reserves were based on a reserve report generated by William M. Cobb & Associates, Inc. The pre-tax net present value is not intended to represent the current market value of the estimated natural gas and oil reserves we own.
The pre-tax net present value of future cash flows attributable to our proved reserves as of September 30, 2008 was determined by the September 30, 2008 prices of $7.18 per million British thermal units (“Mmbtu”) for natural gas at Henry Hub and $100.64 per barrel of oil at West Texas Intermediate Posting, in each case before adjustments.

Proved
Reserves as of
September 30, 2008
Natural Gas (MMcf)	288,954
Oil, Condensate and Natural Gas Liquids (MBbls)	12,821
Total proved reserves (Mmcfe)	365,880

Pre-tax net present value, SEC guidelines ($000)	$1,779,057
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
Share Repurchase Program
In September 2008, the Company’s board of directors approved the implementation of a $100 million share repurchase program, effective immediately. Any shares purchased would be purchased in the open market from time to time by the Company or through privately negotiated transactions. The repurchases will be made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the repurchases upon the market. Repurchased shares of common stock will become authorized but unissued shares, and may be issued in the future for general corporate and other purposes.
As of November 7, 2008, we have purchased 322,954 shares of our common stock for approximately $15.6 million, or approximately 1.8% of our previously 17.7 million fully diluted shares, at an average price of $48.17 per share. Each share of our common stock represents approximately 21 Mcfe’s, using our September 30, 2008 reserve report of 365.8 Bcfe and fully diluted shares at November 7, 2008 of approximately 17.4 million. We thus purchased approximately 7.1 Bcfe of reserves at a cost of approximately $2.29 per Mcfe.
Credit Facility
On October 3, 2008, the Company and its wholly-owned subsidiary, Contango Resources Company, completed the arrangement of a $50 million Hydrocarbon Borrowing Base secured revolving credit facility pursuant to a credit agreement with Guaranty Bank, as administrative agent and issuing lender (the “Credit Agreement”). The credit facility is available to fund the Company’s offshore Gulf of Mexico exploration and development activities, as well as the repurchase of shares of the Company’s common stock, the payment of dividends, and working capital as needed. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.0% per annum. The outstanding principal amount and any accrued interest thereon is due October 3, 2010, and may be prepaid at any time in accordance with the Credit Agreement with no prepayment penalty. An arrangement fee of 0.5%, or $250,000, was paid in connection with the facility and a commitment fee of 0.5% will be paid on the unused commitment amount.

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
Because we have only seven employees, none of whom are geoscientists or petroleum engineers, we are dependent upon JEX for the success of our natural gas and oil exploration projects and expect to remain so for the foreseeable future. We do not have a written agreement with JEX which contractually obligates them to provide us with their services in the future. Highly qualified explorationists and engineers are difficult to attract and retain. As a result, the loss of the services of JEX could have a material adverse effect on us and could prevent us from pursuing our business plan. Additionally, the loss by JEX of certain explorationists could have a material adverse effect on our operations as well.

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
It is difficult to quantify the amount of financing we may need to fund our planned growth. The amount of funding we may need in the future depends on various factors such as:
•	Our financial condition.

•	The prevailing market price of natural gas and oil.

•	The type of projects in which we are engaging.

•	The lead time required to bring any discoveries to production.
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
Drilling activities are subject to numerous risks, including the significant risk that no commercially productive hydrocarbon reserves will be encountered. The cost of drilling, completing and operating wells and of installing production facilities and pipelines is often uncertain. Drilling costs could be significantly higher if we encounter difficulty in drilling offshore exploration wells. The Company’s drilling operations may be curtailed, delayed, canceled or negatively impacted as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery or availability of material, equipment and fabrication yards. In periods of increased drilling activity resulting from high commodity prices, demand exceeds availability for drilling rigs, drilling vessels, supply boats and personnel experienced in the oil and gas industry in general, and the offshore oil and gas industry in particular. This may lead to difficulty and delays in consistently obtaining certain services and equipment from vendors, obtaining drilling rigs and other equipment at favorable rates and scheduling equipment fabrication at factories and fabrication yards. This, in turn, may lead to projects being delayed or experiencing increased costs. The cost of drilling, completing, and operating wells is often uncertain, and new wells may not be productive or we may not recover all or any of our investment. The risk of significant cost overruns, curtailments, delays, inability to reach our target reservoir and other factors detrimental to drilling and completion operations may be higher due to our inexperience as an operator.

Additionally, we use turnkey contracts that may cost more than drilling contracts at daily rates. Under certain conditions, the turnkey contract can be terminated by the turnkey drilling contractor, which could lead to materially higher risks and costs for the Company.
We rely on third-party operators to operate and maintain some of our production pipelines and processing facilities and, as a result, we have limited control over the operations of such facilities. The interests of an operator may even differ from our interests.
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
The proved reserves assigned to our Dutch and Mary Rose discoveries have seven producing well bores concentrated in one reservoir. As of October 31, 2008, this reservoir had only twenty-one months of production history, and was producing via two pipelines and two production platforms. Reserve assessments based on only seven well bores in one reservoir with relatively limited production history are subject to greater risk of downward revision than multiple well bores from several mature producing reservoirs.
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

Our common stock is thinly traded.
Contango has approximately 16.7 million shares of common stock outstanding, held by approximately 91 holders of record. Directors and officers own or have voting control over approximately 3.4 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Credit Rating Risks. As of September 30, 2008, we had approximately $121.8 million in cash and cash equivalents, of which approximately $30.2 million was invested in highly liquid AAA-rated tax exempt money market funds. We consider all highly liquid debt instruments having an original maturity of 90 days or less to be cash equivalents.
Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of September 30, 2008, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.
Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the three months ended September 30, 2008, a 10% fluctuation in the prices received for natural gas and oil production would impact our revenues by approximately $7.3 million. It could also lead to impairment of our natural gas and oil properties.
Item 4. Controls and Procedures
Kenneth R. Peak, our Chairman, Chief Executive Officer and Chief Financial Officer, together with our Controller and Treasurer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2008. Based upon that evaluation, the Company’s management concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, Chief Executive Officer, Chief Financial Officer, Controller and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 5. Other Information
On September 30, 2008, the Company adopted a Stockholder Rights Plan (the “Plan”) that is designed to ensure that all stockholders of Contango receive fair value for their shares of common stock in the event of any proposed takeover of Contango and to guard against the use of partial tender offers or other coercive tactics to gain control of Contango without offering fair value to all of Contango’s stockholders. The Plan is not intended, nor will it operate, to prevent an acquisition of Contango on terms that are favorable and fair to all stockholders.
Under the terms of the Plan, each right (a “Right”) will entitle the holder to buy 1/100 of a share of Series F Junior Preferred Stock of Contango (the “Preferred Stock”) at an exercise price of $200 per share. The Rights will be exercisable and will trade separately from the shares of common stock only if a person or group acquires beneficial ownership of 20% or more of Contango’s common stock or commences a tender or exchange offer that would result in such a person or group owning 20% or more of the Common Stock (the “Triggering Event”).
Under the terms of the Plan, Rights have been distributed as a dividend at the rate of one Right for each share of common stock held as of the close of business on October 1, 2008. Stockholders will not actually receive certificates for the Rights at this time, but the Rights will become part of each outstanding share of common stock. An additional Right will be issued along with each share of common stock that is issued or sold by Contango after October 1, 2008. The Rights may only be exercised during a three-year period and are scheduled to expire on September 30, 2011. Upon a Triggering Event, Contango stockholders will receive certificates for the Rights.
If any person actually acquires 20% or more of shares of common stock — other than through a tender or exchange offer for all shares of common stock that provides a fair price and other acceptable terms for such shares, as determined by the board of directors of Contango — or if a 20%-or-more stockholder engages in certain “self-dealing” transactions or engages in a merger or other business combination in which Contango survives and its shares of common stock remain outstanding, the other Contango stockholders will be able to exercise the Rights and buy shares of common stock of Contango having approximately twice the value of the exercise price of the Rights. Additionally, if Contango is involved in certain other mergers where its shares are exchanged or certain major sales of its assets occur, Contango stockholders will be able to purchase a certain number of the other party’s common stock in an amount equal to approximately twice the value of the exercise price of the Rights.
Contango will be entitled to redeem the Rights at $0.01 per Right at any time until the earlier of (i) the tenth day following public announcement that a person has acquired a 20% ownership position in shares of common stock of Contango or (ii) the final expiration date of the Rights. Contango in its discretion may extend the period during which it may redeem the Rights.

Item 6. Exhibits
(a) Exhibits:
The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit
Number	Description

3.1	Certificate of Incorporation of Contango Oil & Gas Company. (1)

3.2	Bylaws of Contango Oil & Gas Company. (1)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (1)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (2)

4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (3)

4.2	Certificate of Designation of Series F Junior Preferred Stock of Contango Oil & Gas Company dated September 30, 2008. (4)

4.3	Rights Agreement, dated as of September 30, 2008, between Contango Oil & Gas Company and Computershare Trust Company, N.A., as Rights Agent. (4)

10.1
$50,000,000 Credit Agreement dated as of October 3, 2008 between Contango Oil & Gas Company and Contango Resources Company, as Borrowers, Guaranty Bank, as administrative agent and as issuing lender, and the lenders party thereto from time to time. (5)

23.1	Consent of William M. Cobb & Associates, Inc. †

31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.

3.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

4.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 30, 2008, as filed with the Securities and Exchange Commission on October 1, 2008.

5.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 3, 2008, as filed with the Securities and Exchange Commission on October 8, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY
Date: November 10, 2008	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Date: November 10, 2008	By:	/s/ LESIA BAUTINA
Lesia Bautina
Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation of Contango Oil & Gas Company. (1)

3.2	Bylaws of Contango Oil & Gas Company. (1)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (1)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (2)

4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (3)

4.2	Certificate of Designation of Series F Junior Preferred Stock of Contango Oil & Gas Company dated September 30, 2008. (4)

4.3	Rights Agreement, dated as of September 30, 2008, between Contango Oil & Gas Company and Computershare Trust Company, N.A., as Rights Agent. (4)

10.1
$50,000,000 Credit Agreement dated as of October 3, 2008 between Contango Oil & Gas Company and Contango Resources Company, as Borrowers, Guaranty Bank, as administrative agent and as issuing lender, and the lenders party thereto from time to time. (5)

23.1	Consent of William M. Cobb & Associates, Inc. †

31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.

3.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

4.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 30, 2008, as filed with the Securities and Exchange Commission on October 1, 2008.

5.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 3, 2008, as filed with the Securities and Exchange Commission on October 8, 2008.