Form 10-Q
period 2008-12-31
CONTANGO OIL & GAS CO
filed 2009-02-09
CIK 1071993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The total number of shares of common stock, par value $0.04 per share, outstanding as of January 31, 2009 was 16,317,680.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008
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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,	June 30,
	2008	2008
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$77,046,546	$59,884,574
Inventory tubulars	334,797	334,797
Accounts receivable:
Trade receivables	25,787,838	72,343,761
Advances to affiliates	5,262,365	5,754,516
Joint interest billings receivable	8,961,632	18,019,847
Prepaid capital costs	1,264,278	1,264,278
Other	1,200,250	1,147,345

Total current assets	119,857,706	158,749,118

PROPERTY AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	464,182,425	442,630,193
Unproved properties	7,537,646	7,591,447
Furniture and equipment	293,301	278,737
Accumulated depreciation, depletion and amortization	(25,828,292)	(13,134,511)

Total property and equipment, net	446,185,080	437,365,866

OTHER ASSETS:
Cash and other assets held by affiliates	3,879,470	3,299,002
Other	424,986	559,764

Total other assets	4,304,456	3,858,766

TOTAL ASSETS	$570,347,242	$599,973,750

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	June 30,
	2008	2008
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$4,789,418	$22,990,887
Royalties and working interests payable	40,454,570	66,606,414
Accrued liabilities	3,201,965	10,334,008
Joint interest advances	4,106,072	15,666,389
Accrued exploration and development	4,866,990	3,082,399
Advances from affiliates	—	2,965,022
Debt of affiliates	3,429,990	3,261,177
Income tax payable	30,896,967	3,463,176
Other current liabilities	3,689,163	466,232

Total current liabilities	95,435,135	128,835,704

LONG-TERM DEBT	—	15,000,000
DEFERRED TAX LIABILITY	111,807,161	112,189,684
ASSET RETIREMENT OBLIGATION	2,347,861	1,949,881

SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50,000,000 shares authorized, 19,620,334 shares issued and 16,317,680 outstanding at December 31, 2008, 19,404,746 shares issued and 16,819,746 outstanding at June 30, 2008	784,813	776,189
Additional paid-in capital	75,585,707	73,030,926
Treasury stock at cost (3,302,654 shares at December 31, 2008; 2,585,000 shares at June 30, 2008)	(40,485,660)	(6,843,900)
Retained earnings	324,872,225	275,035,266

Total shareholders’ equity	360,757,085	341,998,481

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$570,347,242	$599,973,750

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
REVENUES:
Natural gas, oil and liquids sales	$45,516,589	$16,595,383	$118,237,396	$25,691,126

Total revenues	45,516,589	16,595,383	118,237,396	25,691,126

EXPENSES:
Operating expenses	5,413,883	808,076	9,952,245	1,531,922
Exploration expenses (credit)	(461,258)	413,791	7,630,882	515,427
Depreciation, depletion and amortization	6,350,014	947,665	13,247,428	1,547,905
Lease expirations	377,652	—	446,417	—
General and administrative expenses	2,577,152	1,755,181	4,503,238	3,097,642

Total expenses	14,257,443	3,924,713	35,780,210	6,692,896

NET INCOME FROM CONTINUING OPERATIONS BEFORE OTHER INCOME AND INCOME TAXES	31,259,146	12,670,670	82,457,186	18,998,230

OTHER INCOME (EXPENSE):
Interest expense (net of interest capitalized)	(146,263)	(1,329,499)	(442,421)	(2,159,359)
Interest income	179,361	484,195	603,513	848,509
Other income (expense)	—	(7,142)	—	2,184,023

NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	31,292,244	11,818,224	82,618,278	19,871,403
Provision for income taxes	(12,375,657)	(4,130,587)	(32,781,319)	(6,944,348)

NET INCOME FROM CONTINUING OPERATIONS	18,916,587	7,687,637	49,836,959	12,927,055

DISCONTINUED OPERATIONS (NOTE 8)
Discontinued operations, net of income taxes	—	104,036,104	—	104,968,156

NET INCOME	18,916,587	111,723,741	49,836,959	117,895,211
Preferred stock dividends	—	450,000	—	900,000

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$18,916,587	$111,273,741	$49,836,959	$116,995,211

NET INCOME PER SHARE:
Basic
Continuing operations	$1.14	$0.45	$2.98	$0.75
Discontinued operations	—	6.49	—	6.56

Total	$1.14	$6.94	$2.98	$7.31

Diluted
Continuing operations	$1.12	$0.45	$2.92	$0.75
Discontinued operations	—	6.02	—	6.09

Total	$1.12	$6.47	$2.92	$6.84

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,598,297	16,023,002	16,727,475	16,007,091

Diluted	16,899,619	17,277,392	17,071,192	17,245,483

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$49,836,959	$12,927,055
Plus income from discontinued operations, net of income taxes	—	104,968,156

Net income	49,836,959	117,895,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,247,428	4,711,779
Lease expirations	446,417	—
Exploration expenditures	7,123,043	361,838
Deferred income taxes	(382,523)	60,737,850
Tax benefit from exercise/cancellation of stock options	(229,761)	(225,719)
Stock-based compensation	811,065	864,712
Gain on sale of assets and other	—	(156,487,766)
Changes in operating assets and liabilities:
Decrease in accounts receivable and other	45,676,247	1,541,388
Increase in notes receivable	—	(250,000)
Increase in prepaid insurance	(64,221)	(219,279)
Decrease (increase) in interest receivable	1,139,412	(400,453)
Increase (decrease) in accounts payable and advances from joint owners	(29,761,786)	8,363,805
Increase (decrease) in other accrued liabilities	(31,442,757)	1,305,645
Increase in income taxes payable	27,663,552	5,259,376
Other	—	(22,348)

Net cash provided by operating activities	84,063,075	43,436,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(20,626,040)	(37,809,764)
Increase in restricted cash	—	(199,183,422)
Increase in net investment in affiliates	(992,083)	(21,372,343)
Sale of short-term investments	—	2,200,576
Additions to furniture and equipment	8,699	(49,790)
Proceeds from the sale of assets	—	196,181,000
Investment in Contango Venture Capital Corporation	—	(1,166,624)

Net cash used in investing activities	(21,609,424)	(61,200,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	5,000,000
Repayments under credit facility	(15,000,000)	—
Borrowings by affiliates	—	8,967,095
Preferred stock dividends	—	(900,000)
Tax benefit from exercise/cancellation of stock options	229,761	225,719
Purchase of common stock	(31,794,019)	—
Debt issuance costs	(250,000)
Proceeds from exercised options, warrants and others	1,522,579	580,760

Net cash provided by (used in) financing activities	(45,291,679)	13,873,574
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,161,972	(3,890,754)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,884,574	6,177,618

CASH AND CASH EQUIVALENTS, END OF PERIOD	$77,046,546	$2,286,864

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$—	$—

Cash paid for interest	$273,608	$2,413,364

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

						Total
	Common Stock		Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at June 30, 2008	16,819,746	$776,189	$73,030,926	$(6,843,900)	$275,035,266	$341,998,481
Exercise of stock options	204,500	8,180	1,413,615	—	—	$1,421,795
Tax benefit of exercising stock options	—	—	120,540	—	—	$120,540
Issuance of restricted common stock	—	—	78,375	—	—	$78,375
Net income	—	—	—	—	30,920,372	$30,920,372
Treasury shares at cost	(143,454)	—	—	(7,906,442)	—	$(7,906,442)
Expense of stock options	—	—	285,304	—	—	$285,304

Balance at September 30, 2008	16,880,792	$784,369	$74,928,760	$(14,750,342)	$305,955,638	$366,918,425

Exercise of stock options	8,000	320	100,340	—	—	$100,660
Tax benefit of exercising stock options	—	—	109,221	—	—	$109,221
Issuance of restricted common stock	3,088	124	162,082	—	—	$162,206
Net income	—	—	—	—	18,916,587	$18,916,587
Treasury shares at cost	(574,200)	—	—	(25,735,318)	—	$(25,735,318)
Expense of stock options	—	—	285,304	—	—	$285,304

Balance at December 31, 2008	16,317,680	$784,813	$75,585,707	$(40,485,660)	$324,872,225	$360,757,085

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission, including instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2008. The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.
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
When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a cost center basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. For the six months ended December 31, 2008, the Company recorded lease expiration expense of $446,417 due to the expiration of lease block High Island 113 at our partially-owned subsidiary, Republic Exploration LLC (“REX”), and the expiration of lease blocks East Breaks 283, East Breaks 369, East Breaks 370 and High Island A16 at our partially-owned subsidiary, Contango Offshore Exploration LLC (“COE”).
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
Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of December 31, 2008, the Company had approximately $77.0 million in cash and cash equivalents. Of this amount, approximately $51.3 million was invested in U.S. Treasury money market funds and the remaining $25.7 million was invested in overnight U.S. Treasury funds.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Principles of Consolidation. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly-owned subsidiaries are fully consolidated. The Company has two subsidiaries that are not wholly owned: 32.3% owned REX and 65.6% owned COE. These subsidiaries are not controlled by the Company and are proportionately consolidated.
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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Stock-Based Compensation. Effective July 1, 2001, the Company adopted the fair value based method prescribed in SFAS No. 123, “Accounting for Stock Based Compensation”. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes option-pricing model. Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) to be classified as financing cash flows. The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the 60,000 options granted during the six months ended December 31, 2008: (i) risk-free interest rate of 3.01 percent; (ii) expected life of five years; (iii) expected volatility of 53 percent and (iv) expected dividend yield of zero percent. No options were granted for the six months ended December 31, 2007.
Under the Company’s 1999 Stock Incentive Plan, as amended (the “1999 Plan”), the Company’s Board of Directors may also grant restricted stock awards to officers or other employees of the Company. Restricted stock awards made under the 1999 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. Grants of service-based restricted stock awards are valued at our common stock price at the date of grant. For the six months ended December 31, 2008, the Company granted 3,088 shares of restricted stock to its Board of Directors as part of its annual compensation. For the six months ended December 31, 2007, the Company granted 4,140 shares of restricted stock to its Board of Directors as part of its annual compensation and 331 shares of restricted stock to a new member of the Board. These shares vest over a period of one year.
During the six months ended December 31, 2008 and 2007, the Company recorded stock-based compensation charges of $811,065 and $864,712, respectively, to general and administrative expense for restricted stock and option awards. These amounts do not reflect compensation actually received by the individuals, but rather represent expense recognized in the Company’s consolidated financial statements that relate to restricted stock and option awards granted in current and previous fiscal years, in accordance with SFAS 123(R), excluding any assumption for future forfeitures.
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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
4. Customer Concentration Credit Risk
The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas and oil for the six months ended December 31, 2008 were ConocoPhillips Company and Shell Trading US Company. Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on our financial position, but there are numerous other potential purchasers of our production.
5. Net Income per Common Share
A reconciliation of the components of basic and diluted net income per share of common stock is presented in the tables below.

	Three Months Ended			Three Months Ended
	December 31, 2008			December 31, 2007
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Share	Income	Shares	Share
Income from continuing operations, including preferred dividends	$18,916,587	16,598,297	$1.14	$7,237,637	16,023,002	$0.45
Discontinued operations, net of income taxes	$—	—	$—	$104,036,104	16,023,002	$6.49

Basic Earnings per Share:
Net income attributable to common stock	$18,916,587	16,598,297	$1.14	$111,273,741	16,023,002	$6.94

Effect of Potential Dilutive Securities:
Stock options	—	299,778		—	464,922
Series E preferred stock	—	—		450,000	789,468	$0.57
Restricted shares	—	1,544		—	—	—

Income from continuing operations	$18,916,587	16,899,619	$1.12	$7,687,637	17,277,392	$0.45
Discontinued operations, net of income taxes	$—	—	$—	$104,036,104	17,277,392	$6.02

Diluted Earnings per Share:
Net income, attributable to common stock	$18,916,587	16,899,619	$1.12	$111,723,741	17,277,392	$6.47

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
5. Net Income per Common Share — Continued

	Six Months Ended			Six Months Ended
	December 31, 2008			December 31, 2007
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Share	Income	Shares	Share
Income from continuing operations, including preferred dividends	$49,836,959	16,727,475	$2.98	$12,027,055	16,007,091	$0.75
Discontinued operations, net of income taxes	$—	—	$—	$104,968,156	16,007,091	$6.56

Basic Earnings per Share:
Net income attributable to common stock	$49,836,959	16,727,475	$2.98	$116,995,211	16,007,091	$7.31

Effect of Potential Dilutive Securities:
Stock options	—	—		—	448,924
Shares assumed purchased	—	342,173		—	—
Series E preferred stock	—	—		900,000	789,468	$1.14
Restricted shares	—	1,544		—	—	—

Income from continuing operations	$49,836,959	17,071,192	$2.92	$12,927,055	17,245,483	$0.75
Discontinued operations, net of income taxes	$—	—	$—	$104,968,156	17,245,483	$6.09

Diluted Earnings per Share:
Net income, attributable to common stock	$49,836,959	$17,071,192	$2.92	$117,895,211	17,245,483	$6.84

6. Long-Term Debt
On October 3, 2008, the Company and its wholly-owned subsidiary, Contango Resources Company, completed the arrangement of a $50 million Hydrocarbon Borrowing Base secured revolving credit facility pursuant to a credit agreement with Guaranty Bank, as administrative agent and issuing lender (the “Credit Agreement”). The credit facility is available to fund the Company’s offshore Gulf of Mexico exploration and development activities, as well as the repurchase of shares of the Company’s common stock, the payment of dividends, and working capital as needed. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.0% per annum. The outstanding principal amount and any accrued interest thereon is due October 3, 2010, and may be prepaid at any time in accordance with the Credit Agreement with no prepayment penalty. An arrangement fee of 0.5%, or $250,000, was paid in connection with the facility and a commitment fee of 0.5% is paid on the unused commitment amount. As of December 31, 2008, the Company had no amounts outstanding under the Credit Agreement.
On August 26, 2008, the Company prepaid the $15.0 million it had outstanding under its $30.0 million Term Loan Agreement with a private investment company and terminated the Term Loan Agreement. For the six months ended December 31, 2008, the Company paid $212,816 in interest and non-use fees.
7. Other Income
Other income for the six months ended December 31, 2007 totaled approximately $2.2 million. This amount relates to a payment from a stockholder related to a short swing profit liability. In September 2007, one of the Company’s stockholders determined that it had inadvertently engaged in trades which resulted in automatic short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. After becoming aware of the situation, the stockholder promptly made a payment of approximately $2.2 million to the Company to settle the entire short swing profit liability owed as a consequence of these trades.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
8. Sale of Properties — Discontinued Operations
The Company did not have any discontinued operations during the six months ended December 31, 2008.
During the fiscal year ended June 30, 2008, the Company sold its Arkansas Fayetteville Shale properties, an on-shore well in Texas and an on-shore well in Louisiana for approximately $328.3 million, in the aggregate. In accordance with SFAS 144, the Company classified these property sales as discontinued operations in the financial statements for all periods presented.
The summarized financial results for discontinued operations for the three and six months ended December 31, 2007 are as follows:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2007	2007
Operating Results:
Revenues	$4,651,171	$9,683,442
Operating expenses	(151,156)	(1,101,955)
Depletion expenses	(894,587)	(3,163,874)
Exploration expenses	(37,650)	(347,403)
Gain on sale of discontinued operations	156,487,766	156,419,261

Gain before income taxes	160,055,544	161,489,471
Provision for income taxes	(56,019,440)	(56,521,315)

Gain from discontinued operations, net of income taxes	$104,036,104	$104,968,156

9. Related Party Transactions
In the ordinary course of business, the Company contracted with Moblize to install automation equipment that will allow Contango Operators, Inc. (“COI”) to remotely monitor, control and record, in real time, daily production volumes from the Grand Isle 72 #1 well. For the six months ended December 31, 2008 and 2007, the Company paid approximately $2,800 and $1,400, respectively, to Moblize for such services.
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
Exploration Alliance with JEX
JEX is a private company formed for the purpose of assembling domestic natural gas and oil prospects. Under our agreement with JEX, JEX generates natural gas and oil prospects and evaluates exploration prospects generated by others. JEX focuses on the Gulf of Mexico, and generates offshore exploration prospects via our affiliated companies, Republic Exploration LLC (“REX”) and Contango Offshore Exploration LLC (“COE”) (see “Offshore Gulf of Mexico Exploration Joint Ventures” below). We do not have a written agreement with JEX which contractually obligates them to provide us with their services.
Offshore Gulf of Mexico Exploration Joint Ventures
Contango, through its wholly-owned subsidiaries, COI and CRC, and its partially-owned subsidiaries, REX and COE, conducts exploration activities in the Gulf of Mexico. As of January 31, 2009, Contango, through COI, CRC, REX and COE, had an interest in 62 offshore leases. See “Offshore Properties” below for additional information on our offshore properties.
As of December 31, 2008, Contango owned a 32.3% equity interest in REX and a 65.6% equity interest in COE, both of which were formed for the purpose of generating exploration opportunities in the Gulf of Mexico. These companies focus on identifying prospects, acquiring leases at federal and state lease sales and then selling the prospects to Contango, subject to timed drilling obligations plus retained reversionary interests in favor of REX and COE.
Impact of Hurricanes Gustav and Ike
In August 2008 and September 2008, Hurricanes Gustav and Ike, respectively, moved through the Gulf of Mexico and it was necessary for us to shut-in our Dutch and Mary Rose production at various times before, during and after the storms. Our offshore facilities sustained only minor damage from Hurricane Ike, and was limited to six of our seven Dutch and Mary Rose wells, affecting mainly SCADA control systems, helideck skirting, risers, and disrupted flowlines. Repairs have been completed on the six damaged wells at an 8/8ths cost of approximately $2.4 million, which is covered by the Company’s insurance after an 8/8ths deductible of $500,000. The third-party processing and pipeline facilities on which we rely, however, incurred significant damage from Hurricane Ike and necessitated significant downtime for our production while repairs were being made. All third-party facilities have now been repaired and we have resumed production from our Gulf of Mexico assets.

Our corporate office sustained major damage and we have temporarily relocated to an office approximately 200 yards away. We expect to return to our corporate office in the first quarter of the 2009 calendar year.
Republic Exploration LLC
In October 2008, COI spud West Delta 77 (“Devil’s Elbow”), a REX prospect, which has been determined to be a dry hole. COI has a 100% working interest (“WI”) and paid 100% of the drilling costs of $5.4 million. These costs together with associated leasehold costs of approximately $1.7 million are reflected as exploration expenses in the Company’s Consolidated Statements of Operations for the six months ended December 31, 2008.
West Delta 36, a REX prospect, is operated by a third party. The Company depends on a third-party operator for the operation and maintenance of this production platform. The well resumed production in January 2009 after being temporarily shut-in due to minor damage from Hurricane Ike. As of January 24, 2009, the well was producing at an 8/8ths rate of approximately 10.6 million cubic feet equivalent per day (“Mmcfed”). REX has a 25.0% WI, and a 20.0% net revenue interest (“NRI”), in this well.
Contango Offshore Exploration LLC
Grand Isle 72 (“Liberty”), a COE prospect operated by COI, began producing in March 2007 and as of January 31, 2009 was producing at a rate of approximately 0.2 Mmcfed. COE has a 50% WI and a 40% NRI in this well. As of December 31, 2008, COE had borrowed $4.3 million from the Company under a promissory note (the “Note”) to fund a portion of its share of development costs at Grand Isle 72. The Note bears interest at a per annum rate of 10% and is payable upon demand. As of December 31, 2008, accrued and unpaid interest on the Note was $926,023. COE plans to complete the top-most zone in this well in the March/April 2009 time frame. The estimated cost on an 8/8ths basis is approximately $0.8 million, or $0.3 million net to the Company’s ownership percentage in COE.
Grand Isle 70, another COE prospect, was drilled by COI in July 2006 and proved to be a discovery. The well has been temporarily abandoned while alternative development scenarios are being evaluated. COE has a 45.1% WI before completion of the well and a 52.6% WI after completion of the well, while COI has a 3.6% WI before and after completion of the well.
Ship Shoal 358, a COE prospect, is operated by a third party. The Company depends on a third-party operator for the operation and maintenance of this production platform. As of January 31, 2009, the well was producing at an 8/8ths rate of approximately 0.6 Mmcfed. COE has a 10.0% WI and a 7.7% NRI in this well.
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
COI’s latest well, Eloise North on State of Louisiana leases at a depth below our Mary Rose discovery, began producing in December 2008. The Company’s net revenue interest in Eloise North, inclusive of its ownership interest in REX, is approximately 27.0%. As of January 31, 2009, the Company had invested approximately $17.2 million to drill and complete this well.

Effective September 1, 2008, COI purchased additional working interests in nine offshore lease blocks from existing owners for a total of $2.1 million. See “Offshore Properties” below for a detailed description of the interests owned in our offshore properties.
For the remaining six months of fiscal year 2009, we expect to invest approximately $44.0 million for COI to potentially drill up to three additional wildcat exploration wells as follows.

		Contango	NRI
Well	8/8ths DHC	DHC WI	(inclusive of REX and COE)	Date
Eugene Island 56 — West	$12 million	100.00%	59.45%	February 2009
Eugene Island 56 — East	$12 million	100.00%	59.45%	TBD (1)
Ship Shoal 263	$20 million	100.00%	72.78%	June 2009

	$44 million

(1)	May not be drilled if Eugene Island 56 #1 is a dry hole
If all three exploration wells are successful, we expect to invest an additional $22.0 million in completion, facility and pipeline costs. COI will carry either REX or COE, as applicable, for a 10% working interest through the tanks until initial production is achieved. Following a casing point election, REX or COE, as generator of the prospect, has the option to acquire an additional 25% working interest from COI.
Contango Resources Company
CRC is a wholly-owned subsidiary of Contango formed for the sole purpose of drilling and operating exploration and development wells in our Dutch and Mary Rose leases in the Gulf of Mexico.
Current Activities.
The Company’s Mary Rose #1 well is temporarily shut-in for a workover to reduce water production from a water bearing sand above our production reservoir. The Mary Rose #1 is the only well of the nine Dutch and Mary Rose wells that we have drilled that did not receive a good cement bond log in the production casing. The Company expects to invest approximately $3.8 million to complete the workover. Assuming a successful workover, we expect the Mary Rose #1 well to return to production in February 2009.
Our Mary Rose #2, #3 and #4 wells, along with our Dutch #4 well, are currently producing at a combined constrained 8/8ths rate of approximately 118 Mmcfed (approximately 43 Mmcfed net to Contango). The constraint is due to entrained water that attaches to the paraffin in our condensate. This condition is exacerbated by ambient cold temperatures. We are in the process of installing line heaters at an 8/8ths cost of approximately $3.7 million (approximately $1.85 million net to Contango), which we believe will solve this problem. We expect to have the line heaters installed in the March/April 2009 time frame. Our four Mary Rose wells, along with our Eloise North well and our Dutch #4 well flow to the Company’s production platform at Eugene Island 11 (“EI-11H”) and from there through our owned pipeline to a third party’s transportation hub at Eugene Island 63. Our EI-11H platform has been designed with a capacity of 500 million cubic feet per day (“Mmcfd”) and 6,000 barrels of oil per day (“bopd”) and our pipeline, which flows from Eugene Island 11 to Eugene Island 63, has been designed with a capacity of 330 Mmcfd and 6,000 bopd. The gas and condensate then flow from Eugene Island 63 to on-shore processing facilities near Patterson, Louisiana. Our Eloise North well is temporarily shut-in. As of January 31, 2009, the Company had invested approximately $11.5 million to drill and complete Dutch #4. We have a 38.12% net revenue interest in this well.
The Company’s Dutch #1, #2 and #3 wells are currently producing at a combined 8/8ths rate of approximately 110 Mmcfed (approximately 42 Mmcfed net to Contango).

Offshore Properties
Producing Properties. The following table sets forth the interests owned by Contango through CRC, COI, and its related entities in the Gulf of Mexico which were producing natural gas or oil as of February 6, 2009:

Area/Block	WI	NRI	Status	Notes
Contango Resources Company:
Eugene Island 10 #D-1 (Dutch #1)	47.05%	38.1%	Producing
Eugene Island 10 #E-1 (Dutch #2)	47.05%	38.1%	Producing
Eugene Island 10 #F-1 (Dutch #3)	47.05%	38.1%	Producing
Eugene Island 10 #G-1 (Dutch #4)	47.05%	38.1%	Producing
S-L 18640 #1 (Mary Rose #1)	53.21%	40.5%	Being worked over
S-L 19266 #1 (Mary Rose #2)	53.21%	38.7%	Producing
S-L 19266 #2 (Mary Rose #3)	53.21%	38.7%	Producing
S-L 18860 #1 (Mary Rose #4)	34.58%	25.5%	Producing
S-L 19266 #3 (Eloise North #1)	36.90%	26.9%	Shut-in

Republic Exploration LLC
Eugene Island 113B	0.0%	3.3%	Producing	Farm out
West Delta 36	25.0%	20.0%	Producing	Farm out

Contango Offshore Exploration LLC:
Grand Isle 72	50.0%	40.0%	Producing
Ship Shoal 358, A-3 well	10.0%	7.7%	Producing

Leases. The following table sets forth the working interests owned by Contango and related entities in the Gulf of Mexico as of January 31, 2009. We have a total of 62 leases, 28 of which will expire in the next twelve months.

Area/Block	WI	Lease Date	Expiration Date	Status		Notes
Contango Resources Company:
S-L 19261	53.21%	Feb 07	Feb 12
S-L 19396	53.21%	Jun 07	Jun 12
Eugene Island 11	53.21%	Dec 07	Dec-12

Contango Operators, Inc.:
Grand Isle 63	25.00%	May-04	May-09
Grand Isle 73	25.00%	May-04	May-09
West Delta 43	35.00%	May-04	May-09	Dry Hole
Ship Shoal 14	50.00%	May-06	May-11
Ship Shoal 25	50.00%	May-06	May-11
South Marsh Island 57	50.00%	May-06	May-11
South Marsh Island 59	50.00%	May-06	May-11
South Marsh Island 75	50.00%	May-06	May-11
South Marsh Island 282	50.00%	May-06	May-11
Ship Shoal 263	25.00%	Jan-06	Jan-11
Grand Isle 70	3.65%	Jun-06	Jun-11
West Delta 77	50.00%	Jun-06	Jun-11	Dry Hole
Vermilion 194	50.00%	Jul-06	Jul-11

Republic Exploration LLC
South Timbalier 191	50.00%	May-04	May-09
Vermilion 36	100.00%	May-04	May-09
Vermilion 109	100.00%	May-04	May-09
Vermilion 134	100.00%	May-04	May-09
West Cameron 179	100.00%	May-04	May-09
West Cameron 185	100.00%	May-04	May-09
West Cameron 200	100.00%	May-04	May-09
West Delta 18	100.00%	May-04	May-09
West Delta 33	100.00%	May-04	May-09
West Delta 34	100.00%	May-04	May-09
West Delta 43	30.00%	May-04	May-09	Dry Hole
Ship Shoal 220	50.00%	Jun-04	Jun-09
South Timbalier 240	50.00%	Jun-04	Jun-09
West Cameron 133	100.00%	Jun-04	Jun-09
West Cameron 80	100.00%	Jun-04	Jun-09
West Cameron 167	100.00%	Jun-04	Jun-09
Eugene Island 76	0.00%	Jul-04	Jul-09	Depleted		Farm out
Vermilion 130	100.00%	Jul-04	Jul-09
Vermilion 154	(1)	Jul-04	Jul-09		(2)	Farm out
West Cameron 107	100.00%	May-05	May-10
Eugene Island 168	50.00%	Jun-05	Jun-10
Vermilion 73	0.00%	Jul-05	Jul-10	Dry Hole		Farm out
High Island A243	75.00%	Jan-06	Jan-11

Area/Block	WI	Lease Date	Expiration Date	Status		Notes
Republic Exploration LLC (continued)
South Marsh Island 57	50.00%	May-06	May-11
South Marsh Island 59	50.00%	May-06	May-11
South Marsh Island 75	50.00%	May-06	May-11
South Marsh Island 282	50.00%	May-06	May-11
Ship Shoal 14	50.00%	May-06	May-11
Ship Shoal 25	50.00%	May-06	May-11
West Delta 77	50.00%	Jun-06	Jun-11	Dry Hole
Vermilion 194	50.00%	Jul-06	Jul-11
High Island A196	100.00%	Nov-06	Nov-11
High Island A197	100.00%	Nov-06	Nov-11
High Island A198	100.00%	Nov-06	Nov-11	Dry Hole
High Island 263	100.00%	Jan-08	Jan-13
High Island A38	100.00%	Jan-08	Jan-13
Eugene Island 56	100.00%	Jul-08	Jul-13

Contango Offshore Exploration LLC:
South Timbalier 191	50.00%	May-04	May-09
Grand Isle 63	50.00%	May-04	May-09
Grand Isle 73	50.00%	May-04	May-09
Ship Shoal 220	50.00%	Jun-04	Jun-09
South Timbalier 240	50.00%	Jun-04	Jun-09
Viosca Knoll 118	50.00%	Jun-04	Jun-09
Vermilion 154	(1)	Jul-04	Jul-09		(2)	Farm out
Viosca Knoll 475	100.00%	May-05	May-10
Eugene Island 168	50.00%	Jun-05	Jun-10
East Breaks 366	100.00%	Nov-05	Nov-15
East Breaks 410	100.00%	Nov-05	Nov-15
East Breaks 167	75.00%	Dec-05	Dec-10
High Island A311	75.00%	Dec-05	Dec-10
East Breaks 166	75.00%	Jan-06	Jan-11
High Island A342	75.00%	Jan-06	Jan-11
Ship Shoal 263	75.00%	Jan-06	Jan-11
Viosca Knoll 383	100.00%	Jan-06	Jan-11
Grand Isle 70	45.10%	Jun-06	Jun-11
Viosca Knoll 119	50.00%	Jun-06	Jun-11

(1)	REX and COE will split a 25% back-in WI after payout

(2)	Not drilled. Lease is in the process of being assigned back to the Company
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
Reserve Estimates. The Company’s estimates of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future natural gas and oil prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s natural gas and oil properties and/or the rate of depletion of such natural gas and oil properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at December 31, 2008 of 1% would not have a material effect on depreciation, depletion and amortization.
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

Stock-Based Compensation. Effective July 1, 2006, we adopted SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, which are set forth in Note 2 to our consolidated financial statements.
MD&A Summary Data
The table below sets forth revenue, expense and production data for continuing operations for the three and six months ended December 31, 2008 and 2007.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2008	2007	Change	2008	2007	Change
	($000)			($000)
Revenues:
Natural gas, oil and liquids sales	$45,517	$16,595	174%	$118,237	$25,691	360%

Total revenues	$45,517	$16,595	174%	$118,237	$25,691	360%

Production:
Natural gas (million cubic feet)	5,016	1,754	186%	9,874	3,023	227%
Oil and condensate (thousand barrels)	98	32	206%	216	55	293%
Natural gas liquids (thousand gallons)	335	434	-23%	1,039	814	28%

Total (million cubic feet equivalent)	5,652	2,008	181%	11,318	3,469	226%

Natural gas (million cubic feet per day)	54.5	19.1	185%	53.7	16.4	227%
Oil and condensate (thousand barrels per day)	1.1	0.3	267%	1.2	0.3	300%
Natural gas liquids (thousand gallons per day)	3.6	4.7	-23%	5.6	4.4	27%

Total (million cubic feet equivalent per day)	61.6	21.6	185%	61.7	18.8	228%

Average Sales Price:
Natural gas (per thousand cubic feet)	$7.89	$7.55	5%	$9.72	$6.73	44%
Oil and condensate (per barrel)	$56.88	$86.85	-35%	$94.58	$78.38	21%
Natural gas liquids (per gallon)	$1.08	$1.34	-19%	$1.82	$1.26	44%

Operating expenses	$5,414	$808	570%	$9,952	$1,532	550%
Exploration expenses (credit)	$(461)	$414	-211%	$7,631	$515	1382%
Depreciation, depletion and amortization	$6,350	$948	570%	$13,247	$1,548	756%
Impairment of natural gas and oil properties	$378	$—	100%	$446	$—	100%
General and administrative expenses	$2,577	$1,755	47%	$4,503	$3,098	45%
Interest expense, net of interest capitalized	$146	$1,329	-89%	$442	$2,159	-80%
Interest income	$179	$484	-63%	$603	$849	-29%
Other income (expense)	$—	$(7)	-100%	$—	$2,184	-100%

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales. We reported revenues of approximately $45.5 million for the three months ended December 31, 2008, compared to revenues of approximately $16.6 million for the three months ended December 31, 2007. This increase is principally attributable to increased natural gas and oil sales from our Mary Rose #1 and #3 discoveries which began producing in April 2008, our Mary Rose #2 discovery which began producing in June 2008 and our Mary Rose #4 discovery which began producing in July 2008, partially offset by reduced sales from our three Dutch wells which were shut-in during all of October and the majority of November 2008 due to Hurricane Ike. The increase is also attributable to the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008.
For the three months ended December 31, 2008, the average price of natural gas was $7.89 per thousand cubic feet (“Mcf”) while the average price for oil and condensate was $56.88 per barrel and the average price for NGLs was $1.08 per gallon. For the three months ended December 31, 2007, the average price of natural gas was $7.55 per Mcf while the average price for oil and condensate was $86.85 per barrel and the average price for NGLs was $1.34 per gallon.
Natural Gas, Oil and NGL Production and Average Sales Prices. Our net natural gas production for the three months ended December 31, 2008 was approximately 54.5 Mmcfd, up from approximately 19.1 Mmcfd for the three months ended December 31, 2007. Net oil and condensate production for the comparable periods also increased from approximately 300 barrels per day to approximately 1,100 barrels per day, while our NGL production decreased from approximately 4,700 gallons per day to approximately 3,600 gallons per day. This increase in natural gas and oil production is principally attributable to our Mary Rose #1 and #3 discoveries which began producing in April 2008, our Mary Rose #2 discovery which began producing in June 2008 and our Mary Rose #4 discovery which began producing in July 2008, partially offset by reduced production from our three Dutch wells which were shut-in during all of October and the majority of November 2008 due to Hurricane Ike. The increase is also attributable to the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008. The decrease in NGL production is mainly attributable to reduced production from our three Dutch wells which were shut-in during all of October and the majority of November 2008 due to Hurricane Ike.
Operating Expenses. Lease operating expenses (“LOE”) for the three months ended December 31, 2008 were approximately $5.4 million which related mainly to continuing operations from our three Dutch wells and four Mary Rose wells. Included in LOE is approximately $1.6 million of Louisiana state severance taxes. Lease operating expenses for the three months ended December 31, 2007 were $808,076 which related to only three Dutch wells.
Exploration Expense. We reported a credit of $461,258 for exploration expenses for the three months ended December 31, 2008. This credit is mainly attributable to an over accrual of drilling costs for West Delta 77 in the previous quarter. We reported $413,791 of exploration expenses for the three months ended December 31, 2007, attributable to various geological and geophysical activities, seismic data, and delay rentals.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended December 31, 2008 was approximately $6.4 million. For the three months ended December 31, 2007, we recorded $947,665 of depreciation, depletion and amortization. The increase in depreciation, depletion and amortization was primarily attributable to added production from newly added reserves from our Mary Rose #1, #2, #3 and #4 discoveries, as well as from the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008, partially offset by reduced sales from our three Dutch wells which were shut-in during all of October and the majority of November 2008 due to Hurricane Ike.
Lease Expiration Expense. For the three months ended December 31, 2008, the Company recorded lease expiration expense of $377,652 related to the expiration of lease blocks East Breaks 283, East Breaks 369, East Breaks 370 and High Island A16. No lease expiration expense was incurred during the three months ended December 31, 2007.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2008 and the three months ended December 31, 2007 were approximately $2.6 million and $1.8 million, respectively.
Major components of general and administrative expenses for the three months ended December 31, 2008 included approximately $1.1 million in State of Louisiana franchise taxes, $0.6 million in salaries and benefits, $0.3 million in legal, accounting, engineering and other professional fees, $0.1 million in office administration expenses, $0.1 million in insurance costs, and $0.4 million related to the cost of expensing stock options and stock grant compensation.
Major components of general and administrative expenses for the three months ended December 31, 2007 included approximately $0.8 million in salaries and benefits, approximately $0.5 million in legal, accounting, engineering and other professional fees, $0.1 million in insurance costs, and $0.4 million related to the cost of expensing stock options and stock grant compensation.
Interest Expense. We reported interest expense of $146,263 for the three months ended December 31, 2008, compared to interest expense of approximately $1.3 million for the three months ended December 31, 2007. The lower level of interest expense is attributable to the Company retiring all of its long term debt in the in the first quarter of fiscal year 2009.
Interest Income. We reported interest income of $179,361 for the three months ended December 31, 2008. This compares to $484,195 of interest income reported for the three months ended December 31, 2007. The decrease is due to outstanding promissory notes during the three months ended December 31, 2007 between the Company and Trulite Inc. that were converted into shares of Trulite Inc. common stock in late November 2007.
Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007
Natural Gas, Oil and NGL Sales. We reported revenues of approximately $118.2 million for the six months ended December 31, 2008, compared to revenues of approximately $25.7 million for the six months ended December 31, 2007. This increase is attributable to increased natural gas and oil sales from our Dutch #3 discovery which began producing in November 2007, our Mary Rose #1 and #3 discoveries which began producing in April 2008, our Mary Rose #2 discovery which began producing in June 2008 and our Mary Rose #4 discovery which began producing in July 2008, partially offset by reduced sales from our three Dutch wells which were shut-in during all of October and the majority of November 2008 due to Hurricane Ike. The increase is also attributable to the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008.
For the six months ended December 31, 2008, the average price of natural gas was $9.72 per Mcf while the average price for oil and condensate was $94.58 per barrel and the average price for NGLs was $1.82 per gallon. For the six months ended December 31, 2007, the average price of natural gas was $6.73 per Mcf while the average price for oil and condensate was $78.38 per barrel and the average price for NGLs was $1.26 per gallon.
Natural Gas, Oil and NGL Production and Average Sales Prices. Our net natural gas production for the six months ended December 31, 2008 was approximately 53.7 Mmcfd, up from approximately 16.4 Mmcfd for the six months ended December 31, 2007. Net oil and condensate production for the comparable periods also increased from approximately 300 barrels per day to approximately 1,200 barrels per day, while our NGL production increased from approximately 4,400 gallons per day to approximately 5,600 gallons per day. This increase in natural gas and oil and NGL production is principally attributable to our Dutch #3 discovery which began producing in November 2007, our Mary Rose #1 and #3 discoveries which began producing in April 2008, our Mary Rose #2 discovery which began producing in June 2008 and our Mary Rose #4 discovery which began producing in July 2008, partially offset by reduced production from our three Dutch wells which were shut-in during all of October and the majority of November 2008 due to Hurricane Ike. The increase is also attributable to the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008.

Operating Expenses. LOE for the six months ended December 31, 2008 were approximately $10.0 million which related mainly to continuing operations from our three Dutch wells and four Mary Rose wells. Included in LOE is approximately $4.0 million of Louisiana state severance taxes. Lease operating expenses for the six months ended December 31, 2007 were approximately $1.5 million which related to production from only two Dutch wells.
Exploration Expense. We reported approximately $7.6 million of exploration expenses for the six months ended December 31, 2008. Of this amount, approximately $7.1 million related to the dry hole the Company drilled at West Delta 77 while the remaining $0.5 million related to various geological and geophysical activities, seismic data, and delay rentals. We reported $515,427 of exploration expenses for the six months ended December 31, 2007, attributable to various geological and geophysical activities, seismic data, and delay rentals.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the six months ended December 31, 2008 was approximately $13.2 million. For the six months ended December 31, 2007, we recorded approximately $1.5 million of depreciation, depletion and amortization. The increase in depreciation, depletion and amortization was primarily attributable to added production from newly added reserves from our Dutch #3 and Mary Rose #1, #2, #3 and #4 discoveries, as well as from the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008, partially offset by reduced sales from our three Dutch wells which were shut-in during all of October and the majority of November 2008 due to Hurricane Ike.
Lease Expiration Expense. For the six months ended December 31, 2008, the Company recorded lease expiration expense of $446,417 related to the expiration of lease blocks High Island 113, East Breaks 283, East Breaks 369, East Breaks 370 and High Island A16. No lease expiration expense was incurred during the six months ended December 31, 2007.
General and Administrative Expenses. General and administrative expenses for the six months ended December 31, 2008 and the six months ended December 31, 2007 were approximately $4.5 million and $3.1 million, respectively.
Major components of general and administrative expenses for the six months ended December 31, 2008 included approximately $1.1 million in State of Louisiana franchise taxes, $1.1 million in salaries and benefits, $1.0 million in legal, accounting, engineering and other professional fees, $0.2 million in office administration expenses, $0.3 million in insurance costs, and $0.8 million related to the cost of expensing stock options and stock grant compensation.
Major components of general and administrative expenses for the six months ended December 31, 2007 included approximately $1.3 million in salaries and benefits, approximately $0.6 million in legal, accounting, engineering and other professional fees, $0.1 million in office administration expenses, $0.2 million in insurance costs, and $0.9 million related to the cost of expensing stock options and stock grant compensation.
Interest Expense. We reported interest expense of $442,421 for the six months ended December 31, 2008, compared to interest expense of approximately $2.2 million for the six months ended December 31, 2007. The lower level of interest expense is attributable to the Company retiring all of its long term debt in the in the first quarter of fiscal year 2009.
Interest Income. We reported interest income of $603,513 for the six months ended December 31, 2008. This compares to $848,509 of interest income reported for the six months ended December 31, 2007. The decrease is due to outstanding promissory notes during the six months ended December 31, 2007 between the Company and Trulite Inc. that were converted into shares of Trulite Inc. common stock in late November 2007.
Other Income. Other income for the six months ended December 31, 2007 totaled approximately $2.2 million. This amount relates to a payment from a stockholder related to a short swing profit liability. In September 2007, one of our stockholders determined that it had inadvertently engaged in trades which resulted in automatic short swing profit liability to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934. After becoming aware of the situation, the stockholder promptly made a payment of approximately $2.2 million to the Company to settle the entire short swing profit liability owed as a consequence of these trades.

Production, Prices, Operating Expenses, and Other

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Dollar amounts in 000’s,		(Dollar amounts in 000’s,
	except per Mcfe amounts)		except per Mcfe amounts)
Production Data:
Natural gas (million cubic feet)	5,016	1,754	9,874	3,023
Oil and condensate (thousand barrels)	98	32	216	55
Natural gas liquids (thousand gallons)	335	434	1,039	814

Total (million cubic feet equivalent)	5,652	2,008	11,318	3,469

Natural gas (million cubic feet per day)	54.5	19.1	53.7	16.4
Oil and condensate (thousand barrels per day)	1.1	0.3	1.2	0.3
Natural gas liquids (thousand gallons per day)	3.6	4.7	5.6	4.4

Total (million cubic feet equivalent per day)	61.6	21.6	61.7	18.8

Average Sales Price:
Natural gas (per thousand cubic feet)	$7.89	$7.55	$9.72	$6.73
Oil and condensate (per barrel)	$56.88	$86.85	$94.58	$78.38
Natural gas liquids (per gallon)	$1.08	$1.34	$1.82	$1.26

Selected data per Mcfe:
Lease operating expenses (including severence taxes)	$0.96	$0.40	$0.88	$0.44
General and administrative expenses	$0.46	$0.87	$0.40	$0.89
Depreciation, depletion and amortization of natural gas and oil properties	$1.10	$0.39	$1.12	$0.36
Capital Resources and Liquidity
Cash From Operating Activities. Cash flows from operating activities provided approximately $84.1 million in cash for the six months ended December 31, 2008 compared to $43.4 million for the same period in 2007. This increase in cash provided by operating activities is attributable to increased natural gas and oil sales from our Dutch #3 and Mary Rose #1, #2, #3 and #4 discoveries, as well as from the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008, partially offset by reduced production from our three Dutch wells which were shut-in during all of October and the majority of November 2008 due to Hurricane Ike.
Cash From Investing Activities. Cash flows used in investing activities for the six months ended December 31, 2008 were approximately $21.6 million, compared to $61.2 million used in investing activities for the six months ended December 31, 2007. The difference is primarily attributable to a decreased investment in our REX subsidiary due to the distribution of Dutch and Mary Rose out of REX to its individual members in 2008. Additionally, the difference in capital expenditures is also attributable to investing approximately $30.0 million in natural gas and oil properties during the six months ended December 31, 2008, partially offset by receiving $9.4 million in outstanding capital related receivables. By comparison, for the six months ended December 31, 2007, the company invested $29.7 million in natural gas and oil properties but incurred an additional $8.4 million in capital related receivables.

Cash From Financing Activities. Our financing activities used approximately $45.3 million in cash flow for the six months ended December 31, 2008 compared to providing $13.9 million for the same period in 2007. This difference of approximately $59.2 million is primarily attributable to prepaying $15.0 million of long term debt and purchasing approximately $31.8 million of equity, while not having any borrowings by affiliates or preferred stock dividend payments during the six months ended December 31, 2008.
Capital Budget. For the remaining six months of fiscal year 2009, our capital expenditure budget calls for us to invest approximately $44.0 million as we drill up to three wildcat exploration wells in the Gulf of Mexico. Of this $44.0 million, we have budgeted $12.0 million to drill Eugene Island 56 #1 (“High Country West”), $12.0 million to drill Eugene Island 56 #2 (“High Country East”), and $20.0 million to drill Ship Shoal 263 (“Nautilus”). If all three exploration wells are successful, we expect to invest an additional $22.0 million in completion, facility and pipeline costs.
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
These sales bring forward future revenues and cash flows, but our longer term liquidity could be impaired to the extent our exploration efforts are not successful in generating new discoveries, production, revenues and cash flows. Additionally, our longer term liquidity could be impaired due to the decrease in our inventory of producing properties that could be sold in future periods. Further, as a result of these property sales the Company’s ability to collateralize bank borrowings is reduced which may increase our dependence on more expensive mezzanine debt and potential equity sales. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations.
Natural Gas and Oil Reserves
The following table presents our estimated net proved, developed producing natural gas and oil reserves and the pre-tax net present value of our reserves at December 31, 2008. The offshore reserves were based on a reserve report generated by William M. Cobb & Associates, Inc. The pre-tax net present value is not intended to represent the current market value of the estimated natural gas and oil reserves we own.
The pre-tax net present value of future cash flows attributable to our proved reserves as of December 31, 2008 was determined by the December 31, 2008 prices of $5.63 per million British thermal units (“Mmbtu”) for natural gas at Henry Hub and $44.60 per barrel of oil at West Texas Intermediate Posting, in each case before adjustments.

Proved
Reserves as of
December 31, 2008
Natural Gas (MMcf)	287,835
Oil, Condensate and Natural Gas Liquids (MBbls)	12,712
Total proved reserves (Mmcfe)	364,107

Pre-tax net present value, SEC guidelines ($000)	$1,221,330

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
Share Repurchase Program
In September 2008, the Company’s board of directors approved the implementation of a $100 million share repurchase program. All shares are purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases will be made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. Repurchased shares of common stock will become authorized but unissued shares, and may be issued in the future for general corporate and other purposes.
As of January 31, 2009, we have purchased 717,654 shares of our common stock for approximately $33.6 million, at an average price of $46.88 per share. Each share of our common stock represents approximately 21 proved developed Mcfe, using our December 31, 2008 reserve report of 364.1 Bcfe and fully diluted shares at January 31, 2009 of approximately 17.0 million shares. We thus purchased approximately 15.4 Bcfe of reserves at a cost of approximately $2.23 per Mcfe.
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
COI and CRC are wholly-owned subsidiaries of the Company, formed for the purpose of drilling and operating exploration wells in the Gulf of Mexico. COI is currently the operator of Eloise North and Grand Isle 72, and CRC is currently the operator for our Dutch and Mary Rose discoveries.
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
Our well bores are required to be shut-in from time to time due to a variety of issues, including a combination of weather, mechanical problems, as well as bottom settlement and water associated with our condensate production at our Eugene Island 11 platform, as well as downstream third-party facility and pipeline shut-ins. In addition, shut-ins are necessary from time to time to upgrade and improve the production handling capacity at related downstream platform, gas processing and pipeline infrastructure. In addition to negatively impacting our near term revenues and cash flow, repeated production shut-ins may damage our well bores if repeated excessively or not executed properly. The loss of a well bore due to damage could require us to drill additional wells to recover our reserves.
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
The proved reserves assigned to our Dutch and Mary Rose discoveries have eight producing well bores concentrated in one reservoir. As of January 31, 2009, this reservoir had twenty-four months of production history, and was producing via two pipelines and two production platforms. Reserve assessments based on only eight well bores in one reservoir with relatively limited production history are subject to significantly greater risk of downward revision than multiple well bores from a variety of mature producing reservoirs.
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
The natural gas and oil business involves many operating risks that can cause substantial losses.
The natural gas and oil business involves a variety of operating risks, including:
•	Blowouts, fires and explosions.
•	Surface cratering.
•	Uncontrollable flows of underground natural gas, oil or formation water.
•	Natural disasters.
•	Pipe and cement failures.
•	Casing collapses.
•	Stuck drilling and service tools.
•	Abnormal pressure formations.
•	Environmental hazards such as natural gas leaks, oil spills, pipeline ruptures or discharges of toxic gases.
•	Capacity constraints, equipment malfunctions and other problems at third-party operated platforms, pipelines and gas processing plants over which we have no control.
•	Repeated shut-ins of our well bores could significantly damage our well bores.
•	Required workovers of existing wells that may not be successful.

If any of the above events occur, we could incur substantial losses as a result of:
•	Injury or loss of life.
•	Reservoir damage.
•	Severe damage to and destruction of property or equipment.
•	Pollution and other environmental damage.
•	Clean-up responsibilities.
•	Regulatory investigations and penalties.
•	Suspension of our operations or repairs necessary to resume operations.
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

Our common stock is thinly traded.
Contango has approximately 16.3 million shares of common stock outstanding, held by approximately 91 holders of record. Directors and officers own or have voting control over approximately 3.4 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Credit Rating Risks. As of December 31, 2008, we had approximately $77.0 million in cash and cash equivalents. Of this amount, approximately $51.3 million was invested in U.S. Treasury money market funds and the remaining $25.7 million was invested in overnight U.S. Treasury funds. We consider all highly liquid debt instruments having an original maturity of 90 days or less to be cash equivalents.
Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of December 31, 2008, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.
Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the six months ended December 31, 2008, a 10% fluctuation in the prices received for natural gas and oil production would impact our revenues by approximately $11.8 million. It could also lead to impairment of our natural gas and oil properties.
Item 4. Controls and Procedures
Kenneth R. Peak, our Chairman, Chief Executive Officer and Chief Financial Officer, together with our Controller and Treasurer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008. Based upon that evaluation, the Company’s management concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, Chief Executive Officer, Chief Financial Officer, Controller and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

CONTANGO OIL & GAS COMPANY
Date: February 9, 2009	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Date: February 9, 2009	By:	/s/ LESIA BAUTINA
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