Form 10-Q
period 2009-03-31
CONTANGO OIL & GAS CO
filed 2009-05-11
CIK 1071993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The total number of shares of common stock, par value $0.04 per share, outstanding as of April 30, 2009 was 15,828,980.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED MARCH 31, 2009
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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31,	June 30,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$41,457,487	$59,884,574
Inventory tubulars	334,797	334,797
Accounts receivable:
Trade receivables	13,164,553	72,343,761
Advances to affiliates	5,359,342	5,754,516
Joint interest billings receivable	7,131,917	18,019,847
Prepaid capital costs	1,264,278	1,264,278
Other	3,418,353	1,147,345

Total current assets	72,130,727	158,749,118

PROPERTY AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	461,960,239	442,630,193
Unproved properties	4,055,829	7,591,447
Furniture and equipment	272,231	278,737
Accumulated depreciation, depletion and amortization	(34,569,064)	(13,134,511)

Total property and equipment, net	431,719,235	437,365,866

OTHER ASSETS:
Cash and other assets held by affiliates	1,056,884	3,299,002
Other	356,236	559,764

Total other assets	1,413,120	3,858,766

TOTAL ASSETS	$505,263,082	$599,973,750

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	June 30,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$6,087,080	$22,990,887
Royalties and working interests payable	16,315,528	66,606,414
Accrued liabilities	2,838,277	10,334,008
Joint interest advances	3,508,360	15,666,389
Accrued exploration and development	11,754,698	3,082,399
Advances from affiliates	—	2,965,022
Debt of affiliates	3,515,739	3,261,177
Income tax payable	—	3,463,176
Other current liabilities	31,416	466,232

Total current liabilities	44,051,098	128,835,704

LONG-TERM DEBT	—	15,000,000
DEFERRED TAX LIABILITY	114,665,464	112,189,684
ASSET RETIREMENT OBLIGATIONS	2,644,185	1,949,881

SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50,000,000 shares authorized, 19,638,334 shares issued and 15,828,980 outstanding at March 31, 2009, 19,404,746 shares issued and 16,819,746 outstanding at June 30, 2008	785,533	776,189
Additional paid-in capital	76,036,607	73,030,926
Treasury stock at cost (3,809,354 shares at March 31, 2009; 2,585,000 shares at June 30, 2008)	(58,639,644)	(6,843,900)
Retained earnings	325,719,839	275,035,266

Total shareholders’ equity	343,902,335	341,998,481

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$505,263,082	$599,973,750

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
REVENUES:
Natural gas, oil and liquids sales	$36,133,376	$20,779,574	$154,370,771	$47,256,798

Total revenues	36,133,376	20,779,574	154,370,771	47,256,798

EXPENSES:
Operating expenses	4,553,421	1,482,578	14,505,666	3,159,695
Exploration expenses	12,756,737	4,261,686	20,387,619	5,171,795
Depreciation, depletion and amortization	8,919,740	4,077,017	22,167,167	6,002,997
Lease expirations and relinquishments	3,678,708	245,361	4,125,125	245,361
Impairment of natural gas and oil properties	2,709,239	591,737	2,709,239	591,737
General and administrative expenses	1,490,401	2,209,844	5,993,640	5,307,486

Total expenses	34,108,246	12,868,223	69,888,456	20,479,071

NET INCOME FROM CONTINUING OPERATIONS BEFORE OTHER INCOME AND INCOME TAXES	2,025,130	7,911,351	84,482,315	26,777,727

OTHER INCOME (EXPENSE):
Interest expense — net of interest capitalized	(147,392)	(1,425,715)	(589,812)	(3,585,074)
Interest income	154,058	914,826	757,571	1,763,335
Gain on sale of assets and other	—	59,919,478	—	62,034,996

NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,031,796	67,319,940	84,650,074	86,990,984
Provision for income taxes	(1,184,182)	(23,557,442)	(33,965,501)	(30,431,664)

NET INCOME FROM CONTINUING OPERATIONS	847,614	43,762,498	50,684,573	56,559,320

DISCONTINUED OPERATIONS (NOTE 8)
Discontinued operations, net of income taxes	—	68,981,433	—	174,079,822

NET INCOME	847,614	112,743,931	50,684,573	230,639,142
Preferred stock dividends	—	345,000	—	1,245,000

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$847,614	$112,398,931	$50,684,573	$229,394,142

NET INCOME PER SHARE:
Basic
Continuing operations	$0.05	$2.69	$3.06	$3.45
Discontinued operations	—	4.28	—	10.85

Total	$0.05	$6.97	$3.06	$14.30

Diluted
Continuing operations	$0.05	$2.56	$3.01	$3.30
Discontinued operations	—	4.03	—	10.15

Total	$0.05	$6.59	$3.01	$13.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,162,928	16,122,707	16,543,485	16,045,785

Diluted	16,466,988	17,127,187	16,857,136	17,155,007

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$50,684,573	$56,559,320
Plus income from discontinued operations, net of income taxes	—	174,079,822

Net income	50,684,573	230,639,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	22,167,167	8,788,796
Lease expirations and relinquishments	4,125,125	—
Impairment of natural gas and oil properties	2,709,239	837,098
Exploration expenditures	19,361,419	4,543,776
Deferred income taxes	2,475,780	98,655,429
Tax benefit from exercise/cancellation of stock options	(264,187)	(694,555)
Stock-based compensation	1,096,443	1,170,850
Gain on sale of assets and other	—	(322,798,205)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other	58,358,818	(2,107,291)
Increase in notes receivable	—	(250,000)
Increase in prepaid insurance	(225,134)	(608,923)
Decrease (increase) in interest receivable	1,079,107	(563,681)
Increase (decrease) in accounts payable and advances from joint owners	(29,030,422)	20,830,169
Increase (decrease) in other accrued liabilities	(57,786,616)	2,426,436
Increase (decrease) in income taxes payable	(4,942,928)	25,501,052

Net cash provided by operating activities	69,808,384	66,370,093

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(23,103,005)	(98,146,425)
Increase in restricted cash	—	(113,342,115)
Sale of short-term investments	—	2,200,576
Additions to furniture and equipment	(5,378)	(43,078)
Proceeds from the sale of assets	—	395,672,421
Sale/acquisition costs	—	(7,847,613)
Purchase of assets	—	(209,000,000)
Investment in Contango Venture Capital Corporation	—	(1,166,624)

Net cash used in investing activities	(23,108,383)	(31,672,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	20,000,000
Repayments under credit facility	(15,000,000)	(40,000,000)
Borrowings by affiliates	—	11,213,104
Preferred stock dividends	—	(1,245,000)
Repurchase/cancellation of stock options and warrants	—	(5,922,532)
Tax benefit from exercise/cancellation of stock options	264,187	694,555
Purchase of common stock	(51,795,744)	(663,900)
Debt issuance costs	(250,000)	(113,510)
Proceeds from exercised options, warrants and others	1,654,469	580,760

Net cash used in financing activities	(65,127,088)	(15,456,523)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,427,087)	19,240,712
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,884,574	6,177,618

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,457,487	$25,418,330

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$36,432,652	$2,542,034

Cash paid for interest	$335,250	$4,120,259

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

						Total
	Common Stock		Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at June 30, 2008	16,819,746	$776,189	$73,030,926	$(6,843,900)	$275,035,266	$341,998,481
Exercise of stock options	204,500	8,180	1,413,615	—	—	$1,421,795
Tax benefit of exercising stock options	—	—	120,540	—	—	$120,540
Issuance of restricted common stock	—	—	78,375	—	—	$78,375
Net income	—	—	—	—	30,920,372	$30,920,372
Treasury shares at cost	(143,454)	—	—	(7,906,442)	—	$(7,906,442)
Expense of stock options	—	—	285,304	—	—	$285,304

Balance at September 30, 2008	16,880,792	$784,369	$74,928,760	$(14,750,342)	$305,955,638	$366,918,425

Exercise of stock options	8,000	320	100,340	—	—	$100,660
Tax benefit of exercising stock options	—	—	109,221	—	—	$109,221
Issuance of restricted common stock	3,088	124	162,082	—	—	$162,206
Net income	—	—	—	—	18,916,587	$18,916,587
Treasury shares at cost	(574,200)	—	—	(25,735,318)	—	$(25,735,318)
Expense of stock options	—	—	285,304	—	—	$285,304

Balance at December 31, 2008	16,317,680	$784,813	$75,585,707	$(40,485,660)	$324,872,225	$360,757,085

Exercise of stock options	18,000	720	131,170	—	—	$131,890
Tax benefit of exercising stock options	—	—	34,426	—	—	$34,426
Net income	—	—	—	—	847,614	$847,614
Treasury shares at cost	(506,700)	—	—	(18,153,984)	—	$(18,153,984)
Expense of stock options	—	—	285,304	—	—	$285,304

Balance at March 31, 2009	15,828,980	$785,533	$76,036,607	$(58,639,644)	$325,719,839	$343,902,335

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2008. The consolidated results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.
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
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, when circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a cost center basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. During the nine months ended March 31, 2009, the Company’s analysis determined that Grand Isle 70 was impaired and the Company recorded an impairment charge of approximately $2.7 million related to this well. Additionally, the Company recorded lease expiration and relinquishment expense of $4.1 million due to the expiration or relinquishment of 43 lease blocks owned by our partially-owned subsidiaries, Republic Exploration LLC (“REX”), and / or Contango Offshore Exploration LLC (“COE”).
An integral and on-going part of our business strategy is to sell our proved reserves from time to time in order to generate additional capital to reinvest in our offshore exploration programs. In accordance with SFAS 144, the Company classifies such property sales as discontinued operations.
Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of March 31, 2009, the Company had approximately $41.5 million in cash and cash equivalents. Of this amount, approximately $16.3 million was invested in U.S. Treasury money market funds and the remaining $25.2 million was invested in overnight U.S. Treasury funds.

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
In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We are currently evaluating the provisions of SFAS 162 and assessing the impact, if any, it may have on our financial position and results of operations.
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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Recent SEC Rule-Making Activity. In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserve reporting requirements. The most significant amendments to the requirements include the following:
•	Commodity Prices — Economic producibility of reserves and discounted cash flows will be based on a 12-month average commodity price unless contractual arrangements designate the price to be used.

•	Disclosure of Unproved Reserves — Probable and possible reserves may be disclosed separately on a voluntary basis.

•	Proved Undeveloped Reserve Guidelines — Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered.

•	Reserve Estimation Using New Technologies — Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

•	Reserve Personnel and Estimation Process — Additional disclosure is required regarding the qualifications of the chief technical person who oversees our reserves estimation process. We will also be required to provide a general discussion of our internal controls used to assure the objectivity of the reserves estimate.

•	Non-Traditional Resources — The definition of oil and gas producing activities will expand and focus on the marketable product rather than the method of extraction.
The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted. We are currently evaluating the new rules and assessing the impact they will have on our reported natural gas and oil reserves. The SEC is coordinating with the FASB to obtain the revisions necessary to SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”, and SFAS No. 69, “Disclosures About Oil and Gas Producing Activities”, to provide consistency with the new rules. In the event that consistency is not achieved in time for companies to comply with the new rules, the SEC has indicated that it will consider delaying the compliance date.
Stock-Based Compensation. The Company applies the fair value based method prescribed in SFAS No. 123, “Accounting for Stock Based Compensation”. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes option-pricing model. Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) to be classified as financing cash flows. The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the 60,000 options granted during the nine months ended March 31, 2009: (i) risk-free interest rate of 3.01 percent; (ii) expected life of five years; (iii) expected volatility of 53 percent and (iv) expected dividend yield of zero percent. No options were granted for the nine months ended March 31, 2008.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Under the Company’s 1999 Stock Incentive Plan, as amended (the “1999 Plan”), the Company’s Board of Directors may also grant restricted stock awards to officers or other employees of the Company. Restricted stock awards made under the 1999 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. Grants of service-based restricted stock awards are valued at our common stock price at the date of grant. For the nine months ended March 31, 2009, the Company granted 3,088 shares of restricted stock to its Board of Directors as part of its annual compensation. For the nine months ended March 31, 2008, the Company granted 4,140 shares of restricted stock to its Board of Directors as part of its annual compensation and 331 shares of restricted stock to a new member of the Board. These shares vest over a period of one year.
During the nine months ended March 31, 2009 and 2008, the Company recorded stock-based compensation charges of $1.1 million and $1.2 million, respectively, to general and administrative expense for restricted stock and option awards. These amounts do not reflect compensation actually received by the individuals, but rather represent expense recognized in the Company’s consolidated financial statements that relate to restricted stock and option awards granted in current and previous fiscal years, in accordance with SFAS 123(R), excluding any assumption for future forfeitures.
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
Other factors that have a direct bearing on the Company’s financial condition are uncertainties inherent in estimating natural gas and oil reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; the timing and costs of our future drilling; development and abandonment activities; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect our reported results of operations, the amount of reported assets, liabilities and contingencies, and proved natural gas and oil reserves. We use the successful efforts method of accounting for our natural gas and oil activities.
4. Customer Concentration Credit Risk
The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas and oil for the nine months ended March 31, 2009 were ConocoPhillips Company, Shell Trading US Company, Atmos Energy Marketing, LLC and Trans Louisiana Gas Pipeline, Inc. Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on our financial position, but there are numerous other potential purchasers of our production.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
5. Net Income per Common Share
A reconciliation of the components of basic and diluted net income per share of common stock is presented in the tables below.

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Share	Income	Shares	Share
Income from continuing operations, including preferred dividends	$847,614	16,162,928	$0.05	$43,417,498	16,122,707	$2.69
Discontinued operations, net of income taxes	$—	—	$—	$68,981,433	16,122,707	$4.28

Basic Earnings per Share:
Net income attributable to common stock	$847,614	16,162,928	$0.05	$112,398,931	16,122,707	$6.97

Effect of Potential Dilutive Securities:
Stock options	—	640,167	—	—	305,003	—
Shares assumed purchased	—	(337,651)	—	—	—	—
Series E preferred stock	—	—	—	$345,000	699,477	$0.49
Restricted shares	—	1,544	—	—	—	—

Income from continuing operations	$847,614	16,466,988	$0.05	$43,762,498	17,127,187	$2.56
Discontinued operations, net of income taxes	$—	—	$—	$68,981,433	17,127,187	$4.03

Diluted Earnings per Share:
Net income, attributable to common stock	$847,614	16,466,988	$0.05	$112,743,931	17,127,187	$6.59

	Nine Months Ended			Nine Months Ended
	March 31, 2009			March 31, 2008
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Share	Income	Shares	Share
Income from continuing operations, including preferred dividends	$50,684,573	16,543,485	$3.06	$55,314,320	16,045,785	$3.45
Discontinued operations, net of income taxes	$—	—	$—	$174,079,822	16,045,785	$10.85

Basic Earnings per Share:
Net income attributable to common stock	$50,684,573	16,543,485	$3.06	$229,394,142	16,045,785	$14.30

Effect of Potential Dilutive Securities:
Stock options	—	685,167	—	—	349,747	—
Shares assumed purchased	—	(373,060)	—	—	—
Series E preferred stock	—	—	—	$1,245,000	759,475	$1.64
Restricted shares	—	1,544	—	—	—	—

Income from continuing operations	$50,684,573	16,857,136	$3.01	$56,559,320	17,155,007	$3.30
Discontinued operations, net of income taxes	$—	—	$—	$174,079,822	17,155,007	$10.15

Diluted Earnings per Share:
Net income, attributable to common stock	$50,684,573	$16,857,136	$3.01	$230,639,142	17,155,007	$13.45

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
6. Long-Term Debt
On October 3, 2008, the Company and Contango Resources Company completed the arrangement of a $50 million Hydrocarbon Borrowing Base secured revolving credit facility pursuant to a credit agreement with Guaranty Bank, as administrative agent and issuing lender (the “Credit Agreement”). On March 31, 2009, the Credit Agreement was amended and restated to reflect the merger of Contango Resources Company with and into Contango Operators, Inc., with Contango Operators, Inc. being the surviving entity. The credit facility is secured by substantially all of the Company’s assets and is available to fund the Company’s offshore Gulf of Mexico exploration and development activities, as well as the repurchase of shares of the Company’s common stock, the payment of dividends, and working capital as needed. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.0% per annum. The outstanding principal amount and any accrued interest thereon is due October 3, 2010, and may be prepaid at any time in accordance with the Credit Agreement with no prepayment penalty. An arrangement fee of 0.5%, or $250,000, was paid in connection with the facility and a commitment fee of 0.5% is paid on the unused commitment amount. As of March 31, 2009, the Company had no amounts outstanding under the Credit Agreement.
On August 26, 2008, the Company prepaid the $15.0 million it had outstanding under its $30.0 million Term Loan Agreement with a private investment company and terminated the Term Loan Agreement. For the nine months ended March 31, 2009, the Company paid $212,816 in interest and non-use fees.
7. Gain on Sale of Asset
On February 5, 2008, the Company sold its 10% limited partnership interest in Freeport LNG Development Inc. for $68.0 million to an affiliate of Osaka Gas Company Ltd. The Company recognized a gain on sale of approximately $63.4 million.
8. Sale of Properties — Discontinued Operations
The Company did not have any discontinued operations during the nine months ended March 31, 2009.
During the fiscal year ended June 30, 2008, the Company sold its Arkansas Fayetteville Shale properties, an on-shore well in Texas and an on-shore well in Louisiana for approximately $328.3 million, in the aggregate. In accordance with SFAS 144, the Company classified these property sales as discontinued operations in the consolidated financial statements for all periods presented.
The summarized financial results for discontinued operations for the three and nine months ended March 31, 2008 are as follows:
Operating Results:

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2008	2008
Revenues	$(255,486)	$8,641,857
Operating expenses	(12,143)	(968,903)
Depletion expenses	—	(2,785,799)
Exploration expenses	—	47,280
Gain on sale of discontinued operations	106,392,910	262,880,675

Gain before income taxes	106,125,281	267,815,110
Provision for income taxes	(37,143,848)	(93,735,288)

Gain from discontinued operations, net of income taxes	$68,981,433	$174,079,822

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
10. Share Repurchase Program
In September 2008, the Company’s board of directors approved a $100 million share repurchase program. All shares are purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases will be made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. Repurchased shares of common stock become authorized but unissued shares, and may be issued in the future for general corporate and other purposes. As of March 31, 2009 we had purchased 1,224,354 shares of our common stock at an average cost per share of $42.30, for a total expenditure of approximately $51.8 million.

Available Information
General information about us can be found on our Website at www.contango.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our Website as soon as reasonably practicable after we file or furnish them to the Securities and Exchange Commission (“SEC”).
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2008, previously filed with the SEC.
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
Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These factors include:
•	Low and/or declining prices for natural gas and oil

•	Natural gas and oil price volatility

•	Operational constraints, start-up delays and production shut-ins at both operated and non-operated production platforms, pipelines and gas processing facilities

•	The risks associated with acting as the operator in drilling deep high pressure wells in the Gulf of Mexico

•	The risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes, especially in prospects in which the Company has made a large capital commitment relative to the size of the Company’s capitalization structure

•	The timing and successful drilling and completion of natural gas and oil wells

•	Availability of capital and the ability to repay indebtedness when due

•	Availability of rigs and other operating equipment

•	Ability to raise capital to fund capital expenditures

•	Timely and full receipt of sale proceeds from the sale of our production

•	The ability to find, acquire, market, develop and produce new natural gas and oil properties

•	Interest rate volatility

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures

•	Operating hazards attendant to the natural gas and oil business

•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance

•	Potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps

•	Weather

•	Availability and cost of material and equipment

•	Delays in anticipated start-up dates

•	Actions or inactions of third-party operators of our properties

•	Actions or inactions of third-party operators of pipelines or processing facilities

•	The ability to find and retain skilled personnel

•	Strength and financial resources of competitors

•	Federal and state regulatory developments and approvals

•	Environmental risks

•	Worldwide economic conditions

•	The ability to construct and operate offshore infrastructure, including pipeline and production facilities

•	The continued compliance by the Company with various pipeline and gas processing plant specifications for the gas and condensate produced by the Company

•	Drilling and operating costs, production rates and ultimate reserve recoveries in our Eugene Island 10 (“Dutch”) and State of Louisiana (“Mary Rose”) acreage.
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
Offshore Gulf of Mexico Exploration Joint Ventures
Contango, through its wholly-owned subsidiary COI, and its partially-owned subsidiaries, REX and COE, conducts exploration activities in the Gulf of Mexico. During the nine months ended March 31, 2009, the Company returned 43 Gulf of Mexico leases to the Minerals Management Service (“MMS”). Approximately half of these leases were about to expire and approximately half were relinquished early. As of April 30, 2009, Contango, through COI, REX and COE, had an interest in 24 offshore leases. See “Offshore Properties” below for additional information on our offshore properties.
As of March 31, 2009, Contango owned a 32.3% equity interest in REX and a 65.6% equity interest in COE, both of which were formed for the purpose of generating exploration opportunities in the Gulf of Mexico. These companies focus on identifying prospects, acquiring leases at federal and state lease sales and then selling the prospects to Contango, subject to timed drilling obligations plus retained reversionary interests in favor of REX and COE.
Impact of Hurricanes Gustav and Ike
In August 2008 and September 2008, Hurricanes Gustav and Ike, respectively, moved through the Gulf of Mexico and it was necessary for us to shut-in our Dutch and Mary Rose production at various times before, during and after the storms. Our offshore facilities sustained only minor damage from Hurricane Ike, and was limited to our Dutch and Mary Rose wells, affecting mainly SCADA control systems, helideck skirting, risers, and disrupted flowlines. Repairs have been completed on the damaged wells at an 8/8ths cost of approximately $2.4 million, which is covered by the Company’s insurance after an 8/8ths deductible of $500,000. The third-party processing and pipeline facilities on which we rely, however, incurred significant damage from Hurricane Ike and necessitated significant downtime for our production while repairs were being made. All third-party facilities have now been repaired and we have resumed production from our Gulf of Mexico assets.

Our corporate office sustained major damage and we temporarily relocated. Repairs to our corporate office have been completed and we returned to our offices in the first quarter of the 2009 calendar year.
Republic Exploration LLC
In March 2009, COI spud Eugene Island 56 #1 (“High Country West”), a REX prospect, which has been determined to be a dry hole. COI has a 100% working interest (“WI”) and paid 100% of the drilling costs of approximately $12.0 million. These costs together with associated leasehold costs and prospect fees of approximately $0.5 million are reflected as exploration expenses in the Company’s Consolidated Statements of Operations for the three and nine months ended March 31, 2009.
On March 18, 2009, REX was the apparent high bidder on two lease blocks at the Central Gulf of Mexico Lease Sale No. 208. REX bid $257,777 on East Cameron 210 and $157,777 on South Timbalier 97. An apparent high bid (“AHB”) gives the bidding party priority in award of offered tracts, notwithstanding the fact that the Minerals Management Service (“MMS”) may reject all bids for a given tract. The MMS review process can take up to 90 days on some bids. Upon completion of that process, final results for all AHB’s will be known.
In October 2008, COI spud West Delta 77 (“Devil’s Elbow”), a REX prospect, which has been determined to be a dry hole. COI has a 100% working interest and paid 100% of the drilling costs of approximately $5.4 million. These costs together with associated leasehold costs of approximately $1.7 million are reflected as exploration expenses in the Company’s Consolidated Statements of Operations for the nine months ended March 31, 2009.
West Delta 36, a REX prospect, is operated by a third party. The Company depends on a third-party operator for the operation and maintenance of this production platform. The well resumed production in January 2009 after being temporarily shut-in due to minor damage from Hurricane Ike. As of April 28, 2009, the well was producing at an 8/8ths rate of approximately 5.2 million cubic feet equivalent per day (“Mmcfed”). REX has a 25.0% WI, and a 20.0% net revenue interest (“NRI”), in this well.
Contango Offshore Exploration LLC
Grand Isle 72 (“Liberty”), a COE prospect operated by COI, began producing in March 2007. COE has a 50% WI and a 40% NRI in this well. As of March 31, 2009, COE had borrowed $4.3 million from the Company under a promissory note (the “Note”) to fund a portion of its share of development costs at Grand Isle 72. The Note bears interest at a per annum rate of 10% and is payable upon demand. As of March 31, 2009, accrued and unpaid interest on the Note was $1.1 million. In March 2009, COE completed the top-most zone and increased production on this well. The estimated cost on an 8/8ths basis was approximately $0.8 million, or $0.3 million net to the Company’s ownership percentage in COE.

Grand Isle 70, another COE prospect, was drilled by COI in July 2006 and proved to be a discovery. The well has been temporarily abandoned while alternative development scenarios are being evaluated. For the nine months ended March 31, 2009, the Company recorded impairment expense of $2.7 million related to Grand Isle 70 as a result of the expected future undiscounted net cash flows of this well being lower than the unamortized capitalized cost. COE has a 45.1% WI before completion of the well and a 52.6% WI after completion of the well, while COI has a 3.6% WI before and after completion of the well.
Ship Shoal 358, a COE prospect, is operated by a third party. The Company depends on a third-party operator for the operation and maintenance of this production platform. As of April 30, 2009, the well was producing at an 8/8ths rate of approximately 0.6 Mmcfed. COE has a 10.0% WI and a 7.7% NRI in this well.
Contango Resources Company and Contango Operators, Inc
Contango Resources Company (“CRC”), a wholly-owned subsidiary of the Company, was formed for the purpose of drilling and operating exploration and development wells in the Gulf of Mexico. On March 31, 2009, CRC was merged with and into COI, with COI being the surviving entity. Thus, all of Contango’s offshore exploration, production, and operations are now performed by COI. Additionally, COI acquires significant working interests in offshore exploration and development opportunities in the Gulf of Mexico, usually under a farm-out agreement, or similar agreement, with either REX or COE. COI may also operate and acquire significant working interests in offshore exploration and development opportunities under farm-in agreements with third parties.
The majority of the Company’s production is from its four Dutch wells, four Mary Rose wells, and Eloise North well. These nine wells produce via two platforms; the Company-owned and operated platform at Eugene Island 11 and a third-party owned and operated platform at Eugene Island 24.
Eugene Island 11 Platform
The Company’s platform at Eugene Island 11 is currently processing approximately 138.1 Mmcfed (approximately 55.2 Mmcfed net to Contango). This platform was designed with a capacity of 500 million cubic feet per day (“Mmcfd”) and 6,000 barrels of oil per day (“bopd”). This platform services production from the Company’s four Mary Rose wells, Eloise North, and Dutch #4. From the Eugene Island 11 platform, the gas and condensate flow to Eugene Island 63 via our pipeline, which has been designed with a capacity of 330 Mmcfd and 6,000 bopd, and then to on-shore processing facilities near Patterson, Louisiana.
The Company’s Mary Rose #1 well was recently worked over at a cost of approximately $10.0 million ($5.3 million net to Contango), to reduce water production from a water bearing sand above our production reservoir. We also installed line heaters at the Eugene Island 11 platform which allowed us to further increase our production rate. Production had been constrained due to entrained water that attached to the paraffin in our condensate. The line heaters were installed at a cost of approximately $0.3 million ($0.1 million net to Contango). Currently, the Company’s Mary Rose #2 well is shut-in for workover operations which are scheduled to begin in May 2009.
Eugene Island 24 Platform
The third-party owned and operated production platform at Eugene Island 24 is currently processing approximately 100.0 Mmcfed (approximately 38.1 Mmcfed net to Contango). This platform was designed with a capacity of 100 Mmcfd and 3,000 bopd. This platform services production from the Company’s Dutch #1, #2 and #3 wells.
Other Activities
Effective September 1, 2008, COI purchased additional working interests in nine offshore lease blocks from existing owners for a total of $2.1 million. See “Offshore Properties” below for a detailed description of the interests owned in our offshore properties.

Offshore Properties
Producing Properties. The following table sets forth the interests owned by Contango through its related entities in the Gulf of Mexico which were producing natural gas or oil as of April 30, 2009:

Area/Block	WI	NRI	Status
Contango Operators, Inc.:
Eugene Island 10 #D-1 (Dutch #1)	47.05%	38.1%	Producing
Eugene Island 10 #E-1 (Dutch #2)	47.05%	38.1%	Producing
Eugene Island 10 #F-1 (Dutch #3)	47.05%	38.1%	Producing
Eugene Island 10 #G-1 (Dutch #4)	47.05%	38.1%	Producing
S-L 18640 #1 (Mary Rose #1)	53.21%	40.5%	Producing
S-L 19266 #1 (Mary Rose #2)	53.21%	38.7%	Being worked over
S-L 19266 #2 (Mary Rose #3)	53.21%	38.7%	Producing
S-L 18860 #1 (Mary Rose #4)	34.58%	25.5%	Producing
S-L 19266 #3 (Eloise North #1)	36.90%	26.9%	Producing

Republic Exploration LLC
Eugene Island 113B	0.0%	3.3%	Producing
West Delta 36	25.0%	20.0%	Producing

Contango Offshore Exploration LLC:
Grand Isle 72	50.0%	40.0%	Producing
Ship Shoal 358, A-3 well	10.0%	7.7%	Producing
Leases. The following table sets forth the working interests owned by Contango and related entities in leases in the Gulf of Mexico that have not been impaired as of April 30, 2009.

Area/Block	WI	Lease Date	Expiration Date
Contango Operators, Inc.:
S-L 19261	53.21%	Feb 07	Feb 12
S-L 19396	53.21%	Jun 07	Jun 12
Eugene Island 11	53.21%	Dec 07	Dec-12
Ship Shoal 14	50.00%	May-06	May-11
South Marsh Island 57	50.00%	May-06	May-11
South Marsh Island 59	50.00%	May-06	May-11
South Marsh Island 75	50.00%	May-06	May-11
Ship Shoal 263	25.00%	Jan-06	Jan-11
Eugene Island 56	100.00%	Jul-08	Jul-13

Republic Exploration LLC
South Marsh Island 57	50.00%	May-06	May-11
South Marsh Island 59	50.00%	May-06	May-11
South Marsh Island 75	50.00%	May-06	May-11
Ship Shoal 14	50.00%	May-06	May-11

Contango Offshore Exploration LLC:
East Breaks 369	(1)	Dec-03	Dec-13
East Breaks 370	100.00%	Dec-03	Dec-13
East Breaks 366	100.00%	Nov-05	Nov-15
East Breaks 410	100.00%	Nov-05	Nov-15
Ship Shoal 263	75.00%	Jan-06	Jan-11
Viosca Knoll 383	100.00%	Jan-06	Jan-11
Viosca Knoll 119	50.00%	Jun-06	Jun-11

(1)	COE will receive a 3.67% ORRI before project payout and a 6.67% ORRI after project payout.

Application of Critical Accounting Policies and Management’s Estimates
The discussion and analysis of the Company’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. We have identified below the policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to its natural gas and oil reserve estimates, on a periodic basis and bases its estimates on historical experience, independent third party reservoir engineers and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:
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
Reserve Estimates. While we are reasonably certain of recovering our reported reserves, the Company’s estimates of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future natural gas and oil prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s natural gas and oil properties and/or the rate of depletion of such natural gas and oil properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at March 31, 2009 of 1% would not have a material effect on depreciation, depletion and amortization expense. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at March 31, 2009 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $1.1 million, $2.3 million and $3.6 million, respectively.

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

MD&A Summary Data
The table below sets forth revenue, expense and production data for continuing operations for the three and nine months ended March 31, 2009 and 2008.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2009	2008	Change	2009	2008	Change
	($000)			($000)
Revenues:
Natural gas, oil and liquids sales	$36,133	$20,780	74%	$154,371	$47,257	227%

Total revenues	$36,133	$20,780	74%	$154,371	$47,257	227%

Production:
Natural gas (million cubic feet)	5,583	1,555	259%	15,458	4,651	232%
Oil and condensate (thousand barrels)	148	38	289%	363	95	282%
Natural gas liquids (thousand gallons)	3,534	1,403	152%	4,573	2,218	106%

Total (million cubic feet equivalent)	6,976	1,983	252%	18,289	5,538	230%

Natural gas (million cubic feet per day)	62.0	17.1	263%	56.4	16.9	234%
Oil and condensate (thousand barrels per day)	1.6	0.4	300%	1.3	0.3	333%
Natural gas liquids (thousand gallons per day)	39.3	15.4	155%	16.7	8.1	106%

Total (million cubic feet equivalent per day)	77.2	21.7	256%	66.6	19.9	235%

Average Sales Price:
Natural gas (per thousand cubic feet)	$4.93	$7.35	-33%	$7.99	$7.69	4%
Oil and condensate (per barrel)	$41.53	$102.48	-59%	$73.02	$87.22	-16%
Natural gas liquids (per gallon)	$0.70	$1.56	-55%	$0.96	$1.45	-34%

Operating expenses	$4,553	$1,483	207%	$14,506	$3,160	359%
Exploration expenses	$12,757	$4,262	199%	$20,388	$5,172	294%
Depreciation, depletion and amortization	$8,920	$4,077	119%	$22,167	$6,003	269%
Lease expiration and relinquishments	$3,679	$245	1402%	$4,125	$245	1584%
Impairment of natural gas and oil properties	$2,709	$592	358%	$2,709	$592	358%
General and administrative expenses	$1,490	$2,210	-33%	$5,994	$5,307	13%
Interest expense, net of interest capitalized	$147	$1,426	-90%	$590	$3,585	-84%
Interest income	$154	$915	-83%	$758	$1,763	-57%
Gain on sale of asset and other	$—	$59,919	-100%	$—	$62,035	-100%
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales. We reported revenues of approximately $36.1 million for the three months ended March 31, 2009, compared to revenues of approximately $20.8 million for the three months ended March 31, 2008. This increase is principally attributable to increased natural gas and oil sales from our Mary Rose #1 and #3 discoveries which began producing in April 2008, our Mary Rose #2 discovery which began producing in June 2008, our Mary Rose #4 discovery which began producing in July 2008, our Eloise North discovery which began producing in December 2008, and our Dutch #4 discovery which began producing in January 2009, all partially offset by significant declines in oil and condensate prices.

For the three months ended March 31, 2009, the average price of natural gas was $4.93 per thousand cubic feet (“Mcf”) while the average price for oil and condensate was $41.53 per barrel and the average price for NGLs was $0.70 per gallon. For the three months ended March 31, 2008, the average price of natural gas was $7.35 per Mcf while the average price for oil and condensate was $102.48 per barrel and the average price for NGLs was $1.56 per gallon.
Natural Gas, Oil and NGL Production and Average Sales Prices. Our net natural gas production for the three months ended March 31, 2009 was approximately 62.0 Mmcfd, up from approximately 17.1 Mmcfd for the three months ended March 31, 2008. Net oil and condensate production for the comparable periods also increased from approximately 400 barrels per day to approximately 1,600 barrels per day, and our NGL production increased from approximately 15,400 gallons per day to approximately 39,300 gallons per day. This increase in natural gas, oil and NGL production is principally attributable to our Mary Rose #1 and #3 discoveries which began producing in April 2008, our Mary Rose #2 discovery which began producing in June 2008, our Mary Rose #4 discovery which began producing in July 2008, our Eloise North discovery which began producing in December 2008, and our Dutch #4 discovery which began producing in January 2009.
Operating Expenses. Lease operating expenses (“LOE”) for the three months ended March 31, 2009 were approximately $4.6 million which related mainly to continuing operations from our four Dutch wells, four Mary Rose wells, and our Eloise North well. Included in LOE is a credit of approximately $2.9 million for Louisiana state severance taxes. For wells drilled to a true vertical depth of 15,000 feet or more, where production commences after July 31, 1994, the State of Louisiana exempts taxpayers from paying severance taxes on these wells for 24 months from the date production begins, or until payout of well cost, whichever comes first. Lease operating expenses for the three months ended March 31, 2008 were $1.5 million which related to only three Dutch wells.
Exploration Expense. We reported approximately $12.8 million of exploration expense for the three months ended March 31, 2009. Of this amount, approximately $12.5 million was related to dry hole costs for Eugene Island 56 while the remaining $0.3 million was attributable to various geological and geophysical activities, seismic data, and delay rentals. For the three months ended March 31, 2008, we reported $4.3 million of exploration expense. Of this amount, approximately $4.0 million was related to dry hole costs for High Island A198. The remaining costs are attributable to various geological and geophysical activities, seismic data, and delay rentals.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended March 31, 2009 was approximately $8.9 million. For the three months ended March 31, 2008, we recorded $4.1 million of depreciation, depletion and amortization. The increase in depreciation, depletion and amortization was primarily attributable to added production from newly added reserves from our Mary Rose #1, #2, #3 and #4 discoveries, our Eloise discovery, and our Dutch #4 discovery.
Lease Expiration and Relinquishment Expense. For the three months ended March 31, 2009, the Company recorded lease expiration and relinquishment expense of approximately $3.7 million due to the expiration and relinquishment of 40 lease blocks owned by our partially-owned subsidiaries, Republic Exploration LLC (“REX”), and Contango Offshore Exploration LLC (“COE”). For the three months ended March 31, 2008, the Company recorded lease expiration expense of $245,361 due to the expiration of two lease blocks owned by COE.
Impairment Expense. For the three months ended March 31, 2009, the Company recorded impairment expense of approximately $2.7 million related to our Grand Isle 70 well as a result of the expected future undiscounted net cash flows of this well being lower than the unamortized capitalized cost. For the three months ended March 31, 2008, the Company recorded impairment expense of $591,737 related to the Company’s 4,000 net mineral acres in the West Texas Barnett Shale play in Jeff Davis and Reeves Counties, Texas.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2009 and the three months ended March 31, 2008 were approximately $1.5 million and $2.2 million, respectively.

Major components of general and administrative expenses for the three months ended March 31, 2009 included approximately $0.2 million in State of Louisiana franchise taxes, $0.6 million in salaries and benefits, $0.3 million in legal, accounting, engineering and other professional fees, $0.1 million in insurance costs, and $0.3 million related to the cost of expensing stock options and stock grant compensation.
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
Interest Expense. We reported interest expense of $147,392 for the three months ended March 31, 2009, compared to interest expense of approximately $1.4 million for the three months ended March 31, 2008. The lower level of interest expense is attributable to the Company retiring all of its long term debt in the first quarter of fiscal year 2009.
Interest Income. We reported interest income of $154,058 for the three months ended March 31, 2009. This compares to $914,826 of interest income reported for the three months ended March 31, 2008. The higher level of interest income in 2008 is due to higher levels of cash during the three months ended March 31, 2008 as a result of our various property sales, coupled with much higher interest rates during the three months ended March 31, 2008.
Gain (Loss) on Sale of Assets and Other. For the three months ended March 31, 2008, we reported a gain on sale of assets and other of approximately $59.9 million. Of this amount, approximately $63.4 million relates to the gain on the sale of the Company’s 10% limited partnership interest in Freeport LNG Development Inc. (“Freeport LNG”), offset by a $2.9 million loss recognized on the sale of certain assets held by Contango Venture Capital Corporation (“CVCC”) and a $0.6 million loss when the Company wrote down its investment in Moblize Inc.
Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008
Natural Gas, Oil and NGL Sales. We reported revenues of approximately $154.4 million for the nine months ended March 31, 2009, compared to revenues of approximately $47.3 million for the nine months ended March 31, 2008. This increase is attributable to increased natural gas and oil sales from our Dutch #3 discovery which began producing in November 2007, our Mary Rose #1 and #3 discoveries which began producing in April 2008, our Mary Rose #2 discovery which began producing in June 2008, our Mary Rose #4 discovery which began producing in July 2008, our Eloise North discovery which began producing in December 2008, and our Dutch #4 discovery which began producing in January 2009. This increase was partially offset by reduced sales from our three Dutch wells which were shut-in during all of October and the majority of November 2008 due to Hurricane Ike. The increase is also attributable to the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008.
For the nine months ended March 31, 2009, the average price of natural gas was $7.99 per Mcf while the average price for oil and condensate was $73.02 per barrel and the average price for NGLs was $0.96 per gallon. For the nine months ended March 31, 2008, the average price of natural gas was $7.69 per Mcf while the average price for oil and condensate was $87.22 per barrel and the average price for NGLs was $1.45 per gallon.
Natural Gas, Oil and NGL Production and Average Sales Prices. Our net natural gas production for the nine months ended March 31, 2009 was approximately 56.4 Mmcfd, up from approximately 16.9 Mmcfd for the nine months ended March 31, 2008. Net oil and condensate production for the comparable periods also increased from approximately 300 barrels per day to approximately 1,300 barrels per day, while our NGL production increased from approximately 8,100 gallons per day to approximately 16,700 gallons per day. This increase in natural gas and oil and NGL production is principally attributable to our Dutch #3 discovery which began producing in November 2007, our Mary Rose #1 and #3 discoveries which began producing in April 2008, our Mary Rose #2 discovery which began producing in June 2008, our Mary Rose #4 discovery which began producing in July 2008, our Eloise North discovery which began producing in December 2008, and our Dutch #4 discovery which began producing in January 2009. This increase was partially offset by reduced production from our three Dutch wells which were shut-in during all of October and the majority of November 2008 due to Hurricane Ike. The increase is also attributable to the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008.

Operating Expenses. LOE for the nine months ended March 31, 2009 were approximately $14.5 million which related mainly to continuing operations from our four Dutch wells, four Mary Rose wells, and Eloise North well. Included in LOE is approximately $2.1 million of Louisiana state severance taxes, which includes a credit of approximately $2.9 million. For wells drilled to a true vertical depth of 15,000 feet or more, where production commences after July 31, 1994, the State of Louisiana exempts taxpayers from paying severance taxes on these wells for 24 months from the date production begins, or until payout of well cost, whichever comes first. Lease operating expenses for the nine months ended March 31, 2008 were approximately $3.2 million which related to production from only three Dutch wells.
Exploration Expense. We reported approximately $20.4 million of exploration expense for the nine months ended March 31, 2009. Of this amount, approximately $7.1 million related to the dry hole the Company drilled at West Delta 77, $12.5 million related to the dry hole the Company drilled at Eugene Island 56, and the remaining $0.8 million related to various geological and geophysical activities, seismic data, and delay rentals. For the nine months ended March 31, 2008, we reported $5.2 million of exploration expense attributable to various geological and geophysical activities, seismic data, and delay rentals.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the nine months ended March 31, 2009 was approximately $22.2 million. For the nine months ended March 31, 2008, we recorded approximately $6.0 million of depreciation, depletion and amortization. The increase in depreciation, depletion and amortization was primarily attributable to added production from newly added reserves from our Dutch #3 and #4 discoveries, as well as reserves from our Mary Rose #1, #2, #3 and #4 discoveries and Eloise North discovery, as well as from the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008, partially offset by reduced sales from our three Dutch wells which were shut-in during all of October and the majority of November 2008 due to Hurricane Ike.
Lease Expiration and Relinquishment Expense. For the nine months ended March 31, 2009, the Company recorded lease expiration and relinquishment expense of approximately $4.1 million due to the expiration and relinquishment of 43 lease blocks owned by REX and COE. For the nine months ended March 31, 2008, the Company recorded lease expiration expense of $245,361 due to the expiration of two lease blocks owned by COE.
Impairment Expense. For the nine months ended March 31, 2009, the Company recorded impairment expense of approximately $2.7 million related to Grand Isle 70 as a result of the expected future undiscounted net cash flows of this well being lower than the unamortized capitalized cost. For the nine months ended March 31, 2008, the Company recorded impairment expense of $591,737 related to the Company’s 4,000 net mineral acres in the West Texas Barnett Shale play in Jeff Davis and Reeves Counties, Texas.
General and Administrative Expenses. General and administrative expenses for the nine months ended March 31, 2009 and the nine months ended March 31, 2008 were approximately $6.0 million and $5.3 million, respectively.
Major components of general and administrative expenses for the nine months ended March 31, 2009 included approximately $1.3 million in State of Louisiana franchise taxes, $1.7 million in salaries and benefits, $1.3 million in legal, accounting, engineering and other professional fees, $0.2 million in office administration expenses, $0.4 million in insurance costs, and $1.1 million related to the cost of expensing stock options and stock grant compensation.
Major components of general and administrative expenses for the nine months ended March 31, 2008 included approximately $2.3 million in salaries and benefits, approximately $0.9 million in legal, accounting, engineering and other professional fees, $0.4 million in office administration expenses, $0.3 million in insurance costs, and $1.4 million related to the cost of expensing stock options and stock grant compensation.

Interest Expense. We reported interest expense of $589,812 for the nine months ended March 31, 2009, compared to interest expense of approximately $3.6 million for the nine months ended March 31, 2008. The lower level of interest expense is attributable to the Company retiring all of its long term debt in the in the first quarter of fiscal year 2009.
Interest Income. We reported interest income of $757,571 for the nine months ended March 31, 2009. This compares to $1.8 million of interest income reported for the nine months ended March 31, 2008. The higher level of interest income in 2008 is due to higher levels of cash during the nine months ended March 31, 2008 as a result of our various property sales, coupled with much higher interest rates during the nine months ended March 31, 2008. The decrease is also due to outstanding promissory notes during the nine months ended March 31, 2008 between the Company and Trulite Inc. that were converted into shares of Trulite Inc. common stock in late November 2007.
Gain (Loss) on Sale of Assets and Other. For the nine months ended March 31, 2008, we reported a gain on sale of assets and other of approximately $62.0 million. Of this amount, approximately $63.4 million relates to the gain on the sale of the Company’s 10% limited partnership interest in Freeport LNG, $2.1 relates to a payment from a stockholder related to a short swing profit liability, offset by a $2.9 million loss recognized on the sale of certain assets held by CVCC and a $0.6 million loss when the Company wrote down its investment in Moblize, Inc.
Production, Prices, Operating Expenses, and Other

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Dollar amounts in 000’s,		(Dollar amounts in 000’s,
	except per Mcfe amounts)		except per Mcfe amounts)
Production Data:
Natural gas (million cubic feet)	5,583	1,555	15,458	4,651
Oil and condensate (thousand barrels)	148	38	363	95
Natural gas liquids (thousand gallons)	3,534	1,403	4,573	2,218

Total (million cubic feet equivalent)	6,976	1,983	18,289	5,538

Natural gas (million cubic feet per day)	62.0	17.1	56.4	16.9
Oil and condensate (thousand barrels per day)	1.6	0.4	1.3	0.3
Natural gas liquids (thousand gallons per day)	39.3	15.4	16.7	8.1

Total (million cubic feet equivalent per day)	77.2	21.7	66.6	19.9

Average Sales Price:
Natural gas (per thousand cubic feet)	$4.93	$7.35	$7.99	$7.69
Oil and condensate (per barrel)	$41.53	$102.48	$73.02	$87.22
Natural gas liquids (per gallon)	$0.70	$1.56	$0.96	$1.45

Selected data per Mcfe:
Lease operating expenses (including property and severence taxes)	$0.65	$0.75	$0.79	$0.57
General and administrative expenses	$0.21	$1.12	$0.33	$0.96
Depreciation, depletion and amortization of natural gas and oil properties	$1.26	$2.00	$1.17	$1.01
*    Not meaningful.

Capital Resources and Liquidity
Cash From Operating Activities. Cash flows from operating activities provided approximately $69.8 million in cash for the nine months ended March 31, 2009 compared to $66.4 million for the same period in 2008. This increase in cash provided by operating activities is attributable to increased natural gas and oil sales from our Dutch #3 and #4 discoveries, our Mary Rose #1, #2, #3 and #4 discoveries, and our Eloise North discovery, as well as from the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008, partially offset by reduced production from our three Dutch wells which were shut-in during all of October and the majority of November 2008 due to Hurricane Ike.
Cash From Investing Activities. Cash flows used in investing activities for the nine months ended March 31, 2009 were approximately $23.1 million, compared to using $31.7 million in investing activities for the nine months ended March 31, 2008. This decrease is primarily attributable to reduced capital expenditures for drilling exploration and developmental wells.
Cash From Financing Activities. Our financing activities used approximately $65.1 million in cash flow for the nine months ended March 31, 2009 compared to using $15.5 million for the same period in 2008. This increase is primarily attributable to purchasing approximately $51.8 million of our common stock while not incurring any preferred stock dividend payments during the nine months ended March 31, 2009.
Capital Budget. We have no significant capital expenditures planned for the remainder of the fiscal year ending June 30, 2009. Our plan is to continue to build our cash reserves and use our liquidity to repurchase our shares in the open market at opportune times.
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

Natural Gas and Oil Reserves
The following table presents our estimated net proved, developed producing natural gas and oil reserves at March 31, 2009. The offshore reserves were based on a reserve report generated by William M. Cobb & Associates, Inc. The Company believes that having an independent and well respected third-party engineering firm prepare its reserve report enhances the credibility of our reported reserve estimates. Management is responsible for the reserve estimate disclosures in this filing, and meets regularly with our independent third-party engineer to review these reserve estimates.

Proved
Reserves as of
March 31, 2009
Natural Gas (MMcf)	281,742
Oil, Condensate and Natural Gas Liquids (MBbls)	12,419
Total proved reserves (Mmcfe)	356,256
While we are reasonably certain of recovering our calculated reserves, the process of estimating natural gas and oil reserves is complex. It requires various assumptions, including natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Our third-party engineers must project production rates and timing of development expenditures, as well as analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves most likely will vary from estimates. Any significant variance could materially affect the estimated quantities and net present value of reserves. In addition, our third party engineers may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond our control.
Share Repurchase Program
In September 2008, the Company’s board of directors approved a $100 million share repurchase program. All shares are purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases will be made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. Repurchased shares of common stock become authorized but unissued shares, and may be issued in the future for general corporate and other purposes.
As of April 30, 2009, we have purchased 1,224,354 shares of our common stock at an average cost per share of $42.30, for a total expenditure of approximately $51.8 million. Each share of our common stock represents approximately 22 proved developed Mcfe, using our March 31, 2009 reserve report of 356.3 Bcfe and fully diluted shares at April 30, 2009 of approximately 16.5 million shares. We have thus purchased approximately 26.3 Bcfe of reserves at a cost of approximately $1.92 per Mcfe.
Credit Facility
On October 3, 2008, the Company and its wholly-owned subsidiary, Contango Operators, Inc, as successor by merger to Contango Resources Company, completed the arrangement of a $50 million Hydrocarbon Borrowing Base secured revolving credit facility pursuant to a credit agreement with Guaranty Bank, as administrative agent and issuing lender (the “Credit Agreement”). The credit facility is secured by substantially all of the Company’s assets and is available to fund the Company’s offshore Gulf of Mexico exploration and development activities, as well as the repurchase of shares of the Company’s common stock, the payment of dividends, and working capital as needed. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.0% per annum. The outstanding principal amount and any accrued interest thereon is due October 3, 2010, and may be prepaid at any time in accordance with the Credit Agreement with no prepayment penalty. An arrangement fee of 0.5%, or $250,000, was paid in connection with the facility and a commitment fee of 0.5% will be paid on the unused commitment amount.

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
Our revenues, profitability and future growth depend significantly on natural gas and crude oil prices. Prices received affect the amount of future cash flow available for capital expenditures and repayment of indebtedness and our ability to raise additional capital. We do not expect to hedge our production to protect against price decreases. Lower prices may also affect the amount of natural gas and oil that we can economically produce. Factors that can cause price fluctuations include:
•	The domestic and foreign supply of natural gas and oil.

•	Overall economic conditions.

•	The level of consumer product demand.

•	Adverse weather conditions and natural disasters.

•	The price and availability of competitive fuels such as LNG, heating oil and coal.

•	Political conditions in the Middle East and other natural gas and oil producing regions.

•	The level of LNG imports.

•	Domestic and foreign governmental regulations.

•	Potential price controls and increased taxes.

•	Access to pipelines and gas processing plants.
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
COI, a wholly-owned subsidiary of the Company, was formed for the purpose of drilling and operating exploration wells in the Gulf of Mexico. Drilling activities are subject to numerous risks, including the significant risk that no commercially productive hydrocarbon reserves will be encountered. The cost of drilling, completing and operating wells and of installing production facilities and pipelines is often uncertain. Drilling costs could be significantly higher if we encounter difficulty in drilling offshore exploration wells. The Company’s drilling operations may be curtailed, delayed, canceled or negatively impacted as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery or availability of material, equipment and fabrication yards. In periods of increased drilling activity resulting from high commodity prices, demand exceeds availability for drilling rigs, drilling vessels, supply boats and personnel experienced in the oil and gas industry in general, and the offshore oil and gas industry in particular. This may lead to difficulty and delays in consistently obtaining certain services and equipment from vendors, obtaining drilling rigs and other equipment at favorable rates and scheduling equipment fabrication at factories and fabrication yards. This, in turn, may lead to projects being delayed or experiencing increased costs. The cost of drilling, completing, and operating wells is often uncertain, and new wells may not be productive or we may not recover all or any of our investment. The risk of significant cost overruns, curtailments, delays, inability to reach our target reservoir and other factors detrimental to drilling and completion operations may be higher due to our inexperience as an operator.

Additionally, we use turnkey contracts that may cost more than drilling contracts at daily rates. Under certain conditions, the turnkey contract can be terminated by the turnkey drilling contractor, which could lead to materially higher risks and costs for the Company.
We rely on third-party operators to operate and maintain some of our production pipelines and processing facilities and, as a result, we have limited control over the operations of such facilities. The interests of an operator may differ from our interests.
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
Our well bores are required to be shut-in from time to time due to a variety of issues, including a combination of weather, mechanical problems, as well as bottom settlement and water associated with our condensate production at our Eugene Island 11 platform, as well as downstream third-party facility and pipeline shut-ins. In addition, shut-ins are necessary from time to time to upgrade and improve the production handling capacity at related downstream platform, gas processing and pipeline infrastructure. In addition to negatively impacting our near term revenues and cash flow, repeated production shut-ins may damage our well bores if repeated excessively or not executed properly. The loss of a well bore due to damage could require us to drill additional wells.
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
Our future natural gas and oil production depends on our success in finding or acquiring new reserves. If we fail to replace reserves, our level of production and cash flows will be adversely impacted. Production from natural gas and oil properties decline as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our total proved reserves will decline as reserves are produced unless we conduct other successful exploration and development activities or acquire properties containing proved reserves, or both. Further, the majority of our reserves are proved developed producing. Accordingly, we do not have significant opportunities to increase our production from our existing proved reserves. Our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. We may not be successful in exploring for, developing or acquiring additional reserves. If we are not successful, our future production and revenues will be adversely affected.
Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions could materially affect the quantities and present values of our reserves.
There are numerous uncertainties in estimating crude oil and natural gas reserves and their value, including many factors that are beyond our control. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this report.

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
Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and pre-tax net present value of reserves shown in this report. In addition, estimates of our proved reserves may be adjusted to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond our control and may prove to be incorrect over time. As a result, our estimates may require substantial upward or downward revisions if subsequent drilling, testing and production reveal different results. Furthermore, some of the producing wells included in our reserve report have produced for a relatively short period of time. Accordingly, some of our reserve estimates are not based on a multi-year production decline curve and are calculated using a reservoir simulation model together with volumetric analysis. Any downward adjustment could indicate lower future production and thus adversely affect our financial condition, future prospects and market value.
The Company’s revenue activities are significantly concentrated in one field.
The proved reserves assigned to our Dutch and Mary Rose discoveries have eight producing well bores concentrated in one reservoir. As of April 30, 2009, this reservoir had approximately two years of production history, and was producing via two pipelines and two production platforms. Reserve assessments based on only eight well bores in one reservoir with relatively limited production history are subject to significantly greater risk of downward revision than multiple well bores from a variety of mature producing reservoirs.
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
Our common stock is thinly traded.
Contango has approximately 15.8 million shares of common stock outstanding, held by approximately 96 holders of record. Directors and officers own or have voting control over approximately 3.4 million shares. Since our common stock is thinly traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Credit Rating Risks. As of March 31, 2009, we had approximately $41.5 million in cash and cash equivalents. Of this amount, approximately $16.3 million was invested in U.S. Treasury money market funds and the remaining $25.2 million was invested in overnight U.S. Treasury funds. We consider all highly liquid debt instruments having an original maturity of 90 days or less to be cash equivalents.
Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of March 31, 2009, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.
Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the nine months ended March 31, 2009, a 10% fluctuation in the prices received for natural gas and oil production would impact our revenues by approximately $15.4 million. It could also lead to impairment of our natural gas and oil properties.
Item 4. Controls and Procedures
Kenneth R. Peak, our Chairman, Chief Executive Officer and Chief Financial Officer, together with our Controller and Treasurer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2009. Based upon that evaluation, the Company’s management concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, Chief Executive Officer, Chief Financial Officer, Controller and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Exhibit
Number	Description
3.1	Certificate of Incorporation of Contango Oil & Gas Company. (1)
3.2	Bylaws of Contango Oil & Gas Company. (1)
3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (1)
3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (2)
4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (3)
4.2	Certificate of Designation of Series F Junior Preferred Stock of Contango Oil & Gas Company dated September 30, 2008. (4)
4.3	Rights Agreement, dated as of September 30, 2008, between Contango Oil & Gas Company and Computershare Trust Company, N.A., as Rights Agent. (4)
10.1	$50,000,000 Amended and Restated Credit Agreement dated as of March 31, 2009 among Contango Oil & Gas Company, Contango Energy Company, and Contango Operators Inc. as Borrowers, Guaranty Bank, as administrative agent and as issuing lender, and the lenders party thereto from time to time. †
23.1	Consent of William M. Cobb & Associates, Inc. †
31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.

3.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

4.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 30, 2008, as filed with the Securities and Exchange Commission on October 1, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY
Date: May 11, 2009	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Date: May 11, 2009	By:	/s/ LESIA BAUTINA
Lesia Bautina
Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Incorporation of Contango Oil & Gas Company. (1)
3.2	Bylaws of Contango Oil & Gas Company. (1)
3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (1)
3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (2)
4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (3)
4.2	Certificate of Designation of Series F Junior Preferred Stock of Contango Oil & Gas Company dated September 30, 2008. (4)
4.3	Rights Agreement, dated as of September 30, 2008, between Contango Oil & Gas Company and Computershare Trust Company, N.A., as Rights Agent. (4)
10.1	$50,000,000 Amended and Restated Credit Agreement dated as of March 31, 2009 among Contango Oil & Gas Company, Contango Energy Company, and Contango Operators Inc. as Borrowers, Guaranty Bank, as administrative agent and as issuing lender, and the lenders party thereto from time to time. †
23.1	Consent of William M. Cobb & Associates, Inc. †
31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.

3.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

4.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 30, 2008, as filed with the Securities and Exchange Commission on October 1, 2008.