Form 10-K
period 2009-06-30
CONTANGO OIL & GAS CO
filed 2009-09-11
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

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

(713) 960-1901

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.04 per share	NYSE Amex

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐            Accelerated filer    ☒            Non-accelerated filer    ☐            Smaller reporting company    ☐

                                                                                          (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At December 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of shares of such common stock as reported on the NYSE Amex was $564,656,515. As of August 31, 2009, there were 15,828,980 shares of the registrant’s common stock outstanding.

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

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2009

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

Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These factors include among others:

•	Low and/or declining prices for natural gas and oil

•	Natural gas and oil price volatility

•	Operational constraints, start-up delays and production shut-ins at both operated and non-operated production platforms, pipelines and gas processing facilities

•	The risks associated with acting as the operator in drilling deep high pressure and temperature wells in the Gulf of Mexico

•

The risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes, especially in prospects in which the Company has made a large capital commitment relative to the size of the Company’s capitalization structure

•	The timing and successful drilling and completion of natural gas and oil wells

•	Availability of capital and the ability to repay indebtedness when due

•	Availability of rigs and other operating equipment

•	Ability to raise capital to fund capital expenditures

•	Timely and full receipt of sale proceeds from the sale of our production

•	The ability to find, acquire, market, develop and produce new natural gas and oil properties

•	Interest rate volatility

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures

•	Operating hazards attendant to the natural gas and oil business

•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance

•	Potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps

•	Weather

•	Availability and cost of material and equipment

•	Delays in anticipated start-up dates

•	Actions or inactions of third-party operators of our properties

•	Actions or inactions of third-party operators of pipelines or processing facilities

•	Ability to find and retain skilled personnel

•	Strength and financial resources of competitors

•	Federal and state regulatory developments and approvals

•	Environmental risks

•	Worldwide economic conditions

•	The ability to construct and operate offshore infrastructure, including pipeline and production facilities.

•	The continued compliance by the Company with various pipeline and gas processing plant specifications for the gas and condensate produced by the Company.

•	Drilling and operating costs, production rates and ultimate reserve recoveries in our Eugene Island 10 (“Dutch”) and State of Louisiana (“Mary Rose”) acreage.

You should not unduly rely on these forward-looking statements in this report, as they speak only as of the date of this report. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. See the information under the heading “Risk Factors” referred to on page 12 of this report for some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in forward-looking statements.

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

Structuring incentives to drive behavior. We believe that equity ownership aligns the interests of our employees and stockholders. Our directors and executive officers beneficially own or have voting control over approximately 24% of our common stock.

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

Offshore Gulf of Mexico Exploration Joint Ventures

Contango, through its wholly-owned subsidiary COI, and its partially-owned subsidiaries, REX and COE, conducts exploration activities in the Gulf of Mexico. During the fiscal year ended June 30, 2009, the Company relinquished 44 Gulf of Mexico leases to the Minerals Management Service (“MMS”). Of these 44 leases, 18 leases were near expiration and 26 were relinquished early. As of August 31, 2009, Contango, through COI, REX and COE, had an interest in 25 offshore leases. See “Offshore Properties” below for additional information on our offshore properties.

Effective April 1, 2008, the Company sold a portion of its ownership interest in REX to an existing member of REX for approximately $0.8 million. As a result of the sale, the Company’s equity ownership interest in REX decreased to 32.3%, which is its current ownership interest. Effective April 1, 2008, the Company sold a portion of its ownership interest in COE to an existing member of COE for approximately $0.9 million. As a result of the sale, the Company’s equity ownership interest in COE decreased to 65.6%, which is its current ownership interest.

Both REX and COE were formed for the purpose of generating exploration opportunities in the Gulf of Mexico. See Exhibit 21.2 for an organizational chart of our subsidiaries. These companies focus on identifying prospects, acquiring leases at federal and state lease sales and then selling the prospects to third parties, including Contango, subject to timed drilling obligations plus retained reversionary interests in favor of REX and COE.

Impact of Hurricanes Gustav and Ike

In August 2008 and September 2008, Hurricanes Gustav and Ike, respectively, moved through the Gulf of Mexico and it was necessary for us to shut-in our Dutch and Mary Rose production at various times before, during and after the storms. Our offshore facilities sustained only minor damage from Hurricane Ike, and damage was limited to our Dutch and Mary Rose wells, affecting mainly SCADA control systems, helideck skirting, risers, and disrupted flowlines. Repairs have been completed on the damaged wells at an 8/8ths cost of approximately $2.4 million, which is covered by the Company’s insurance after an 8/8ths deductible of $675,000. The third-party processing and pipeline facilities on which we rely, however, incurred significant damage from Hurricane Ike and necessitated significant downtime for our production while repairs were being made. All third-party facilities have now been repaired and we have resumed production from our Gulf of Mexico assets.

Our corporate office sustained major damage and we temporarily relocated. Repairs to our corporate office have been completed and we returned to our offices in the first quarter of the 2009 calendar year.

Republic Exploration LLC (REX)

West Delta 36, a REX prospect, is operated by a third party. The Company depends on a third-party operator for the operation and maintenance of this production platform. The well resumed production in January 2009 after being temporarily shut-in due to minor damage from Hurricane Ike. As of August 31, 2009, the well was producing at an 8/8ths rate of approximately 5.0 million cubic feet equivalent per day (“Mmcfed”). REX has a 25.0% working interest (“WI”), and a 20.0% net revenue interest (“NRI”), in this well.

On June 1, 2009, REX was awarded two lease blocks from the Central Gulf of Mexico Lease Sale No. 208. REX bid $257,777 on East Cameron 210 and $157,777 on South Timbalier 97.

In March 2009, COI spud Eugene Island 56 #1 (“High Country West”), a REX prospect, which was determined to be a dry hole. COI has a 100% WI and paid 100% of the drilling costs of approximately $11.1 million. These costs together with associated leasehold costs and prospect fees of approximately $0.6 million are reflected as exploration expenses in the Company’s Consolidated Statements of Operations for the fiscal year ended June 30, 2009.

In October 2008, COI spud West Delta 77 (“Devil’s Elbow”), a REX prospect, which was determined to be a dry hole. COI has a 100% WI and paid 100% of the drilling costs of approximately $5.4 million. These costs together with associated leasehold costs of approximately $1.7 million are reflected as exploration expenses in the Company’s Consolidated Statements of Operations for the fiscal year ended June 30, 2009.

On April 3, 2008, the members of REX entered into an Amended and Restated Limited Liability Company Agreement (the “REX LLC Agreement”), effective as of April 1, 2008, to, among other things, distribute REX’s interest in Dutch and Mary Rose to the individual members of REX or their designees. In connection with this distribution, REX repaid in full all amounts owed by REX to a private investment firm under a $50.0 million demand promissory note with such private investment firm (the “REX Demand Note”). All security interests and other liens granted in favor of such private investment firm as security for the obligations under the REX Demand Note have been released and terminated. The Company’s portion of such repayment was approximately $22.5 million.

Contango Offshore Exploration LLC (COE)

Grand Isle 72 (“Liberty”), a COE prospect operated by COI, began producing in March 2007 and as of August 31, 2009 was producing at an 8/8ths rate of approximately 1.0 Mmcfed. COE has a 50% WI and a 40% NRI in this well. As of June 30, 2009, COE had borrowed $4.3 million from the Company under a promissory note (the “Note”) to fund a portion of its share of development costs at Grand Isle 72. The Note bears interest at a per annum rate of 10% and is payable upon demand. As of June 30, 2009, accrued and unpaid interest on the Note was $1.2 million. In March 2009, COE completed the top-most zone and increased production on this well. The cost on an 8/8ths basis was approximately $1.3 million, or $0.4 million net to the Company’s ownership percentage in COE. For the fiscal year ended June 30, 2009, the Company recorded impairment expense of $3.4 million related to Grand Isle 72 as a result of the expected future undiscounted net cash flows of this well being lower than the unamortized capitalized cost.

Grand Isle 70, another COE prospect, was drilled by COI in July 2006. The well has been temporarily abandoned while alternative development scenarios are being evaluated. For the fiscal year ended June 30, 2009, the Company recorded impairment expense of $2.7 million related to Grand Isle 70 as a result of the expected future undiscounted net cash flows of this well being lower than the unamortized capitalized cost. COE has a 45.1% WI before completion of the well and a 52.6% WI after completion of the well, while COI has a 3.6% WI before and after completion of the well.

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

Nearly all of the Company’s production is from its four Dutch wells, four Mary Rose wells, and Eloise North well (located in Louisiana State Lease No. 19266 #3). These nine wells produce via two platforms: the Company-owned and operated platform at Eugene Island 11 and a third-party owned and operated platform at Eugene Island 24.

Eugene Island 11 Platform

The Company’s platform at Eugene Island 11 is currently processing approximately 51.8 Mmcfed, net to Contango. This platform was designed with a capacity of 500 million cubic feet per day (“Mmcfd”) and 6,000 barrels of oil per day (“bopd”). This platform services production from the Company’s four Mary Rose wells, our Eloise North well, and our Dutch #4 well. From the Eugene Island 11 platform, the gas and condensate flow to Eugene Island 63 via our pipeline, which has been designed with a capacity of 330 Mmcfd and 6,000 bopd, and then to on-shore processing facilities near Patterson, Louisiana.

The Company’s Mary Rose #1 well was successfully worked over in January 2009 at a cost of approximately $11.5 million ($6.1 million net to Contango), to reduce water production from a water bearing sand above our production reservoir. We also installed line heaters at the Eugene Island 11 platform which allowed us to further increase our production rate. Production had been constrained due to entrained water that attached to the paraffin in our condensate. The line heaters were installed at a cost of approximately $1.9 million ($0.9 million net to Contango).

The Company’s Mary Rose #2 well was successfully worked over in May 2009 at a cost of approximately $5.6 million ($3.0 million net to Contango), to also reduce water production from a water bearing sand above our production reservoir.

Eugene Island 24 Platform

The third-party owned and operated production platform at Eugene Island 24 is currently processing approximately 23.0 Mmcfed, net to Contango. This platform was designed with a capacity of 100 Mmcfd and 3,000 bopd. This platform services production from the Company’s Dutch #1, #2 and #3 wells.

Other Activities

On August 19, 2009, COI was the apparent high bidder on three lease blocks at the Western Gulf of Mexico Lease Sale No. 210. We bid approximately $1.0 million on Matagorda Island Block 617, and $0.3 million each on Matagorda Island Blocks 607 and 616.

An apparent high bid (“AHB”) gives the bidding party priority in award of offered tracts, subject to review by the MMS which may reject all bids for a given tract. The MMS review process can take up to 90 days. Upon completion of that process, final results for all AHBs will be known.

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

Offshore Properties

Producing Properties. The following table sets forth the interests owned by Contango through its related entities in the Gulf of Mexico which were producing natural gas or oil as of August 31, 2009:

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

Leases. The following table sets forth the interests owned by Contango through its related entities in leases in the Gulf of Mexico as of August 31, 2009:

Area/Block	WI	Lease Date	Expiration Date
Contango Operators, Inc.:
Ship Shoal 14	50.00%	May-06	May-11
South Marsh Island 57	50.00%	May-06	May-11
South Marsh Island 59	50.00%	May-06	May-11
South Marsh Island 75	50.00%	May-06	May-11
Ship Shoal 263	25.00%	Jun-06	Jun-11
Grand Isle 70	3.65%	Jun-06	Jun-11
S-L 19261	53.21%	Feb 07	Feb 12
S-L 19396	53.21%	Jun 07	Jun 12
Eugene Island 11	53.21%	Dec 07	Dec-12
Eugene Island 56(1)	100.00%	Jul-08	Jul-13

Republic Exploration LLC
South Marsh Island 57	50.00%	May-06	May-11
South Marsh Island 59	50.00%	May-06	May-11
South Marsh Island 75	50.00%	May-06	May-11
Ship Shoal 14	50.00%	May-06	May-11
East Cameron 210	100.00%	Jun-09	Jun-14
South Timbalier 97	100.00%	Jun-09	Jun-14

Contango Offshore Exploration LLC:
Ship Shoal 263	75.00%	Jun-06	Jun-11
Viosca Knoll 383	100.00%	Jun-06	Jun-11
Grand Isle 70	45.13%	Jun-06	Jun-11
East Breaks 369	(2)	Dec-03	Dec-13
East Breaks 370	100.00%	Dec-03	Dec-13
East Breaks 366	100.00%	Nov-05	Nov-15
East Breaks 410	100.00%	Nov-05	Nov-15

(1)	Dry Hole
(2)	Farmed out. COE will receive a 3.67% ORRI before project payout and a 6.67% ORRI after project payout

Contango Venture Capital Corporation

In March 2008, Contango Venture Capital Corporation (“CVCC”), our wholly-owned subsidiary, sold its direct and indirect investments in Gridpoint, Inc., Trulite, Inc., Protonex Technology Corporation, Jadoo Power Systems, Contango Capital Partners Fund, L.P. and Contango Capital Partnership Management, LLC for $3.4 million, in the aggregate, recognizing a loss of approximately $2.9 million for the fiscal year ended June 30, 2008. CVCC’s only remaining alternative energy investment is Moblize, Inc. (“Moblize”). As of August 31, 2009, CVCC owned 443,648 shares of Moblize convertible preferred stock, which represents an approximate 19.5% ownership interest. Moblize develops real time diagnostics and field optimization solutions for the oil and gas and other industries using open-standards based technologies.

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

Texas and Louisiana

Effective February 1, 2008, the Company sold its interest in two on-shore wells to Alta Resources LLC. The Alta-Ellis#1 in Texas and the Temple-Inland in Louisiana were sold for approximately $1.1 million.

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

The Company’s operations are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. Such laws and regulations, among other things, impose absolute liability on the lessee for the cost of clean-up of pollution resulting from a lessee’s operations, subject the lessee to liability for pollution damages, may require suspension or cessation of operations in affected areas, and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. Such laws could have a significant impact on the operating costs of the Company, as well as the natural gas and oil industry in general. Federal, state and local initiatives to further regulate the disposal of natural gas and oil wastes are also pending in certain jurisdictions, and these initiatives could have a similar impact on the Company. The Company’s operations are also subject to additional federal, state and local laws and regulations relating to protection of human health, natural resources, and the environment pursuant to which the Company may incur compliance costs or other liabilities.

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

The MMS administers the natural gas and oil leases held by the Company on federal onshore lands and offshore tracts in the Outer Continental Shelf. The MMS holds a royalty interest in these federal leases on behalf of the federal government. While the royalty interest percentage is fixed at the time that the lease is entered into, from time to time the MMS changes or reinterprets the applicable regulations governing its royalty interests, and such action can indirectly affect the actual royalty obligation that the Company is required to pay. However, the Company believes that the regulations generally do not impact the Company to any greater extent than other similarly situated producers. At the end of lease operations, oil and gas lessees must plug and abandon wells, remove platforms and other facilities, and clear the lease site sea floor. The MMS requires companies operating on the Outer Continental Shelf to obtain surety bonds to ensure performance of these obligations. As an operator, the Company is required to obtain surety bonds of $200,000 per lease for exploration and $500,000 per lease for developmental activities.

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

Employees

We have seven employees, all of whom are full time. We use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We are dependent on JEX for prospect generation, evaluation and prospect leasing. As a working interest owner, we rely on outside operators to drill, produce and market our natural gas and oil for our onshore prospects and certain offshore prospects where we are a non-operator. In the offshore prospects where we are the operator, we rely on a turn-key contractor to drill and rely on independent contractors to produce and market our natural gas and oil. In addition, we utilize the services of independent contractors to perform field and on-site drilling and production operation services and independent third party engineering firms to calculate our reserves.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Kenneth R. Peak	64	Chairman, Chief Executive Officer, Chief Financial Officer, and Director
Marc Duncan	56	President and Chief Operating Officer
Lesia Bautina	38	Senior Vice President and Controller
Sergio Castro	40	Vice President, Treasurer and Secretary
B.A. Berilgen	61	Director

Jay D. Brehmer	44	Director
Charles M. Reimer	64	Director
Steven L. Schoonover	64	Director

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

Sergio Castro. Mr. Castro joined Contango in March 2006 as Treasurer and was appointed Vice President and Treasurer in April 2006. Prior to joining Contango, Mr. Castro spent two years (April 2004 to March 2006) as a consultant for UHY Advisors TX, LP. From January 2001 to April 2004, Mr. Castro was a lead credit analyst for Dynegy Inc. From August 1997 to January 2001, Mr. Castro worked as an auditor for Arthur Andersen LLP, where he specialized in energy companies. Mr. Castro was honorably discharged from the U.S. Navy in 1993 as an E-6, where he served onboard a nuclear powered submarine. Mr. Castro received a BBA in Accounting in 1997 from the University of Houston, graduating summa cum laude. Mr. Castro is a Certified Public Accountant and a Certified Fraud Examiner.

Marc Duncan. Mr. Duncan joined Contango in June 2005 as President and Chief Operating Officer of Contango Operators, Inc. Mr. Duncan has over 25 years of experience in the energy industry and has held a variety of domestic and international engineering and senior-level operations management positions relating to natural gas and oil exploration, project development, and drilling and production operations. Prior to joining Contango, Mr. Duncan served as Chief Operating Officer of USENCO International, Inc. and its subsidiaries and affiliates in China and Ukraine from February 2000 to July 2004 and as a senior project and drilling engineer for Hunt Oil Company from July 2004 to June 2005. He holds an MBA in Engineering Management from the University of Dallas, an MEd from the University of North Texas and a BS in Science and Education from Stephen F. Austin University.

B.A. Berilgen. Mr. Berilgen was appointed a director of Contango in July 2007. Mr. Berilgen has served in a variety of senior positions during his 38 year career. Most recently, he became Chief Executive Officer of Patara Oil & Gas LLC in April 2008. Prior to that he was Chairman, Chief Executive Officer and President of Rosetta Resources Inc., a company he founded in June 2005, until his resignation in July 2007, and then he was an independent consultant from July 2007 through April 2008. Mr. Berilgen was also previously the Executive Vice President of Calpine Corp. and President of Calpine Natural Gas L.P. from October 1999 through June 2005. In June 1997, Mr. Berilgen joined Sheridan Energy, a public oil and gas company, as its President and Chief Executive Officer. Mr. Berilgen attended the University of Oklahoma, receiving a B.S. in Petroleum Engineering in 1970 and a M.S. in Industrial Engineering / Management Science.

Jay D. Brehmer. Mr. Brehmer has been a director of Contango since October 2000. Mr. Brehmer is a co-founding partner of Southplace, LLC, a provider of private-company middle-market corporate finance advisory services. Mr. Brehmer founded Southplace, LLC in November 2002. In August 2004, Mr. Brehmer became Managing Director of Houston Capital Advisors LP, a boutique financial advisory, merger and acquisition investment bank, while still retaining his membership in Southplace, LLC. Mr. Brehmer resigned from Houston Capital Advisors LP in January 2008 and is currently associated with Southplace, LLC in a full-time capacity. From May 1998 until November 2002, Mr. Brehmer was responsible for structured-finance energy related transactions at Aquila Energy Capital Corporation. Prior to joining Aquila, Mr. Brehmer founded Capital Financial Services, which provided mid-cap companies with strategic merger and acquisition advice coupled with prudent financial capitalization structures. Mr. Brehmer holds a BBA from Drake University in Des Moines, Iowa.

Charles M. Reimer. Mr. Reimer was elected a director of Contango in November 2005. Mr. Reimer is President of Freeport LNG Development, L.P., and has experience in exploration, production, liquefied natural gas (“LNG”) and business development ventures, both domestically and abroad. From 1986 until 1998, Mr. Reimer served as the senior executive responsible for the VICO joint venture that operated in Indonesia, and provided LNG technical support to P. T. Badak. Additionally, during these years he served, along with Pertamina executives, on the board of directors of the P.T. Badak LNG plant in Bontang, Indonesia. Mr. Reimer began his career with Exxon Company USA in 1967 and held various professional and management positions in Texas and Louisiana. Mr. Reimer was named President of Phoenix Resources Company in 1985 and relocated to Cairo, Egypt, to begin eight years of international assignments in both Egypt and Indonesia. Prior to joining Freeport LNG Development, L.P. in December 2002, Mr. Reimer was President and Chief Executive Officer of Cheniere Energy, Inc.

Steven L. Schoonover. Mr. Schoonover was elected a director of Contango in November 2005. Mr. Schoonover was most recently Chief Executive Officer of Cellxion, L.L.C., a company he founded in September 1996 and sold in September 2007, which specialized in construction and installation of telecommunication buildings and towers, as well as the installation of high-tech telecommunication equipment. Since the sale in September 2007, Mr. Schoonover continues to serve as a consultant to the current management team of Cellxion, L.L.C. From 1990 until its sale in November 1997 to Telephone Data Systems, Inc., Mr. Schoonover served as President of Blue Ridge Cellular, Inc., a full-service cellular telephone company he co-founded. From 1983 to 1996, he served in various positions, including President and Chief Executive Officer, with Fibrebond Corporation, a construction firm involved in cellular telecommunications buildings, site development and tower construction. Mr. Schoonover has been awarded, on two occasions with two different companies, Entrepreneur of the Year, sponsored by Ernst & Young, Inc Magazine and USA Today.

Directors of Contango serve as members of the board of directors until the next annual stockholders meeting, until successors are elected and qualified or until their earlier resignation or removal. Officers of Contango are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. In fiscal year 2009, each outside director of the Company received a quarterly retainer of $8,000 payable in cash and $36,000 payable annually in Company common stock. Each outside director also received a $1,000 cash payment for each board meeting and separately scheduled Audit Committee meeting attended. The Chairman of the Audit Committee received an additional quarterly cash payment of $3,000. For fiscal year 2010, each outside director of the Company will receive a quarterly retainer of $20,000 payable in cash, with no stock option or common stock grants. There will be no additional payments for meetings attended or being chairman of a committee. There are no family relationships between any of our directors or executive officers.

Corporate Offices

We lease our corporate offices at 3700 Buffalo Speedway, Suite 960, Houston, Texas 77098. Our existing 60 month lease agreement expires on October 31, 2011.

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

We assume additional risk as Operator in drilling high pressure and high temperature wells in the Gulf of Mexico.

COI, a wholly-owned subsidiary of the Company, was formed for the purpose of drilling and operating exploration wells in the Gulf of Mexico. Drilling activities are subject to numerous risks, including the significant risk that we do not reach our target reservoir or that no commercially productive hydrocarbon reserves will be encountered. The cost of drilling, completing and operating wells and of installing production facilities and pipelines is often uncertain. Drilling costs could be significantly higher if we encounter difficulty in drilling offshore exploration wells. The Company’s drilling operations may be curtailed, delayed, canceled or negatively impacted as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery or availability of material, equipment and fabrication yards. In periods of increased drilling activity resulting from high commodity prices, demand exceeds availability for drilling rigs, drilling vessels, supply boats and personnel experienced in the oil and gas industry in general, and the offshore oil and gas industry in particular. This may lead to difficulty and delays in consistently obtaining certain services and equipment from vendors, obtaining drilling rigs and other equipment at favorable rates and scheduling equipment fabrication at factories and fabrication yards. This, in turn, may lead to projects being delayed or experiencing increased costs. The cost of drilling, completing, and operating wells is often uncertain, and new wells may not be productive or we may not recover all or any of our investment.

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

Our well bores are required to be shut-in from time to time due to a variety of issues, including a combination of weather, mechanical problems, sand production, bottom sediment, water and paraffin associated with our condensate production at our Eugene Island 11 platform, as well as downstream third-party facility and pipeline shut-ins. In addition, shut-ins are necessary from time to time to upgrade and improve the production handling capacity at related downstream platform, gas processing and pipeline infrastructure. In addition to negatively impacting our near term revenues and cash flow, repeated production shut-ins may damage our well bores if repeated excessively or not executed properly. The loss of a well bore due to damage could require us to drill additional wells.

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

The standardized measure of our discounted future net cash flows is shown on page F-27. The guidance for presenting such disclosure is located in Statement of Financial Accounting Standard Number 69. Our measure of “Pre-tax net present value discounted at 10%” provided in “Properties – Natural Gas and Oil Reserves” excludes future income taxes and represents a non-GAAP measure. You should not assume that the non-GAAP pre-tax net present value of our proved reserves referred to in this annual report is the current market value of our estimated natural gas and oil reserves. We base the pre-tax net present value of future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices, costs, taxes and the volume of produced reserves will likely differ materially from those used in the pre-tax net present value estimate.

The Company’s revenue activities are significantly concentrated in one field.

The proved reserves assigned to our Dutch, Mary Rose and Eloise discoveries have nine producing well bores concentrated in one reservoir. As of August 31, 2009, this reservoir had approximately two and a half years of production history, and was producing via two pipelines and two production platforms. Reserve assessments based on only nine well bores in one reservoir with relatively limited production history are subject to significantly greater risk of downward revision than multiple well bores from a variety of mature producing reservoirs.

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

The natural gas and oil business involves many operating risks that can cause substantial losses.

The natural gas and oil business involves a variety of operating risks, including:

•	Blowouts, fires and explosions.

•	Surface cratering.

•	Uncontrollable flows of underground natural gas, oil or formation water.

•	Natural disasters.

•	Pipe and cement failures.

•	Casing collapses.

•	Stuck drilling and service tools.

•	Reservoir compaction.

•	Abnormal pressure formations.

•	Environmental hazards such as natural gas leaks, oil spills, pipeline ruptures or discharges of toxic gases.

•	Capacity constraints, equipment malfunctions and other problems at third-party operated platforms, pipelines and gas processing plants over which we have no control.

•	Repeated shut-ins of our well bores could significantly damage our well bores.

•	Required workovers of existing wells that may not be successful.

If any of the above events occur, we could incur substantial losses as a result of:

•	Injury or loss of life.

•	Reservoir damage.

•	Severe damage to and destruction of property or equipment.

•	Pollution and other environmental damage.

•	Clean-up responsibilities.

•	Regulatory investigations and penalties.

•	Suspension of our operations or repairs necessary to resume operations.

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

We compete with a broad range of natural gas and oil companies in our exploration and property acquisition activities. We also compete for the equipment and labor required to operate and to develop these properties. Many of our competitors have substantially greater financial resources than we do. These competitors may be able to pay more for exploratory prospects and productive natural gas and oil properties. Further, they may be able to evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to explore for natural gas and oil and to acquire additional properties in the future depends on our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, many of our competitors have been operating for a much longer time than we have and have substantially larger staffs. We may not be able to compete effectively with these companies or in such a highly competitive environment.

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

Pursuant to these provisions, the Company adopted a Stockholders Rights Plan (the “Plan”) in September 2008 that is designed to ensure that all stockholders of the Company receive fair value for their shares of common stock in a proposed takeover of the Company and to guard against coercive takeover tactics to gain control of the Company. In addition, these provisions, among other things, authorize the board of directors to:

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

Our common stock is thinly traded.

Contango has approximately 15.8 million shares of common stock outstanding, held by approximately 82 holders of record. Directors and officers own or have voting control over approximately 3.4 million shares.

Since our common stock is not heavily traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Production, Prices and Operating Expenses

The following table presents information from continuing operations regarding the production volumes, average sales prices received and average production costs associated with our sales of natural gas, oil and natural gas liquids (“NGLs”) for the periods indicated. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six thousand cubic feet (“Mcf”) of natural gas. Reported lease operating expenses include property and severance taxes.

	Year Ended June 30,
	2009	2008	2007
Production:
Natural gas (million cubic feet)	20,535	9,089	1,792
Oil and condensate (thousand barrels)	515	185	34
Natural gas liquids (thousand gallons)	24,803	4,968	187

Total (million cubic feet equivalent)	27,168	10,909	2,023

Natural gas (thousand cubic feet per day)	56,260	24,833	4,910
Oil and condensate (barrels per day)	1,411	505	93
Natural gas liquids (gallons per day)	67,953	13,574	512

Total (thousand cubic feet equivalent per day)	74,434	29,802	5,541

Average sales price:
Natural gas (per thousand cubic feet)	$6.34	$9.77	$6.62
Oil and condensate (per barrel)	$67.72	$108.36	$59.60
Natural gas liquids (per gallon)	$1.03	$1.55	$0.94
Total (per thousand cubic feet equivalent)	$7.02	$10.68	$6.91

Selected data per Mcfe:
Total lease operating expenses	$0.87	$0.62	$0.44
General and administrative expenses	$0.35	$1.50	$3.38
Depreciation, depletion and amortization of natural gas and oil properties	$1.17	$1.01	$0.61

Development, Exploration and Acquisition Capital Expenditures

The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated:

	Year Ended June 30,
	2009	2008	2007
Property acquisition costs:
Unproved	$—	$—	$3,571,830
Proved	1,131,582	309,000,000	—
Exploration costs	23,284,970	45,243,651	72,888,603
Developmental costs	22,889,629	76,025,586	1,453,066
Capitalized interest	—	—	1,083,693

Total costs	$47,306,181	$430,269,237	$78,997,192

Drilling Activity

The following table shows our drilling activity for the periods indicated. In the table, “gross” wells refer to wells in which we have a working interest, and “net” wells refer to gross wells multiplied by our working interest in such wells.

	Year Ended June 30,
	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive (onshore)	—	—	34	2.2	60	9.9
Productive (offshore)	2	0.8	4	2.0	4	1.6
Non-productive (onshore)	—	—	19	3.9	4	0.6
Non-productive (offshore)	2	2.0	1	1.0	1	0.4

Total	4	2.8	58	9.1	69	12.5

The productive and non-productive onshore wells listed above relate strictly to our investment in the Arkansas Fayetteville Shale. At the time the Company sold its interest in the Arkansas Fayetteville Shale wells, the Company had 16 wells that were being drilled. We have classified those 16 wells as non-productive.

Exploration and Development Acreage

Our principal natural gas and oil properties consist of natural gas and oil leases. The following table indicates our interests in developed and undeveloped acreage as of June 30, 2009:

	Developed		Undeveloped
	Acreage(1)(2)		Acreage(1)(3)
	Gross(4)	Net(5)	Gross(4)	Net(5)
Onshore Texas	—	—	5,800	4,060
Offshore Gulf of Mexico	21,897	5,892	61,522	35,824

Total	21,897	5,892	67,322	39,884

(1)	Excludes any interest in acreage in which we have no working interest before payout or before initial production.
(2)	Developed acreage consists of acres spaced or assignable to productive wells.
(3)	Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.
(4)	Gross acres refer to the number of acres in which we own a working interest.

(5)	Net acres represent the number of acres attributable to an owner’s proportionate working interest in a lease (e.g., a 50% working interest in a lease covering 320 acres is equivalent to 160 net acres).

Included in the Offshore Gulf of Mexico acres shown in the table above are the beneficial interests Contango has in the offshore acreage owned by its partially-owned subsidiaries. The above table includes (i) our 32.3% interest in REX’s 1,163 net developed acres and 19,335 net undeveloped acres, and (ii) our 65.6% interest in COE’s 3,000 net developed acres and 27,825 net undeveloped acres. In addition, the Company holds royalty interests in approximately 5,000 gross developed acres (53 net developed acres), offshore in the Gulf of Mexico.

Productive Wells

The following table sets forth the number of gross and net productive natural gas and oil wells in which we owned an interest as of June 30, 2009:

	Total Productive
	Wells(1)
	Gross(2)	Net(3)
Natural gas (offshore)	13	4.7
Oil	—	—

Total	13	4.7

(1)	Productive wells are producing wells and wells capable of producing commercial quantities. Completed but marginally producing wells are not considered here as a “productive” well.
(2)	A gross well is a well in which we own an interest.
(3)	The number of net wells is the sum of our fractional working interests owned in gross wells.

Natural Gas and Oil Reserves

The following table presents our estimated net proved natural gas and oil reserves and the pre-tax net present value of our reserves at June 30, 2009, based on a reserve report generated by William M. Cobb & Associates, Inc. The Company believes that having an independent and well respected third-party engineering firm prepare its reserve report enhances the credibility of our reported reserve estimates. Management is responsible for the reserve estimate disclosures in this filing, and meets regularly with our independent third-party engineer to review these reserve estimates.

	Total Proved Reserves as of June 30, 2009
Offshore	Producing	Non-Producing	Total
Natural gas (MMcf)	229,862	50,754	280,616
Oil and condensate (MBbls)	4,464	540	5,004
Natural gas liquids (MBbls)	6,037	1,364	7,401
Total proved reserves (MMcfe)	292,868	62,178	355,046

Pre-tax net present value ($000) (Disc. @ 10%)	$844,281	$45,584	889,865

The line item “Pre-tax net present value, discounted at 10%” in the table above, is not intended to represent the current market value of the estimated natural gas and oil reserves we own. The pre-tax net present value of future cash flows attributable to our proved reserves as of June 30, 2009 was based on $3.89 per million British thermal units (“MMbtu”) for natural gas at the NYMEX, $69.89 per barrel of oil at the West Texas Intermediate Posting, and $35.66 per barrel of NGLs, in each case before adjusting for basis, transportation costs and British thermal unit (“Btu”) content. The pre-tax net present value is a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K. The table below reconciles our calculation of pre-tax net present value to the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. Management believes that the presentation of the non-GAAP financial measure of pre-tax net present value is an important financial measure used by analysts, investors and independent oil and gas producers for evaluating the relative value of oil and natural gas properties and acquisitions because the tax characteristics of comparable companies can differ materially. The reconciliation of the pre-tax net present value to the standardized measure of discounted future net cash flows relating to our proved oil and natural gas reserves at June 30, 2009 is as follows (in thousands):

At June 30, 2009
Pre-tax net present value ($000) (Disc. @ 10%)	889,865
Future income taxes, discounted at 10%	(251,774)

Standardized measure of discounted future net cash flows	638,091

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

During the quarter ended June 30, 2009, no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was listed on the American Stock Exchange (now known as the NYSE Amex) in January 2001 under the symbol “MCF”. The table below shows the high and low closing prices of our common stock for the periods indicated.

	High	Low
Fiscal Year 2008:
Quarter ended September 30, 2007	$40.20	$32.05
Quarter ended December 31, 2007	$52.70	$36.75
Quarter ended March 31, 2008	$69.15	$49.52
Quarter ended June 30, 2008	$94.40	$69.25

Fiscal Year 2009:
Quarter ended September 30, 2008	$94.40	$48.11
Quarter ended December 31, 2008	$56.30	$36.55
Quarter ended March 31, 2009	$57.15	$32.20
Quarter ended June 30, 2009	$49.87	$35.87

On August 31, 2009, the closing price of our common stock on the NYSE Amex was $44.94 per share, and there were 15,828,980 shares of Contango common stock outstanding, held by approximately 82 holders of record.

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

The following table sets forth information about our equity compensation plan at June 30, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	685,167	$16.49	508,666
Equity compensation plans not approved by security holders	—	—	—

The Company’s 1999 Stock Incentive Plan expired in August 2009 with the final 508,666 securities remaining unissued. The 685,167 outstanding options will be converted into securities if exercised prior to their expiration date, which expiration date ranges from June 2010 to September 2013.

During the fiscal year ended June 30, 2009, the Company purchased 21,754 shares of its common stock from one member of its board for approximately $1.3 million, under a board approved $100 million share repurchase program. During the fiscal year ended June 30, 2008, prior to the implementation of the $100 million share repurchase program, the board approved the purchase of 10,000 shares of common stock from one member of its board for approximately $0.7 million, and approved the purchase of an aggregate of 99,333 stock options from three officers of the Company and one member of its board for approximately $5.9 million, in the aggregate.

The following graph compares the yearly percentage change from June 30, 2004 until June 30, 2009 in the cumulative total stockholder return on our common stock to the cumulative total return on the Russell 2000 Stock Index and a peer group of five independent oil and gas exploration companies selected by us. The companies in our selected peer group are ATP Oil & Gas Corp., Callon Petroleum, Energy XXI (Bermuda) Limited, McMoRan Exploration Company, and W&T Offshore, Inc. Our common stock began trading on the American Stock Exchange on January 19, 2001 and previously traded on the Nasdaq over-the-counter Bulletin Board. The graph assumes that a $100 investment was made in our common stock and each index on June 30, 2004 and that all dividends were reinvested. The stock performance for our common stock is not necessarily indicative of future performance. For companies that did not exist as of June 30, 2004, we used the initial public price for all periods that an actual price did not exist.

	06/30/04	06/30/05	6/30/2006	6/30/2007	6/30/2008	6/30/2009
Peer Group Composite	100	106	149	134	193	30
Russell 2000 Stock Index	100	108	123	141	117	86
Contango Oil & Gas Co.	100	138	213	546	1,397	639

Item 6. Selected Financial Data

	Year Ended June 30,
	2009	2008	2007	2006	2005
	(Dollar amounts in 000s, except per share amounts)
Financial Data:
Revenues:
Natural gas and oil sales	$190,656	$116,498	$14,140	$776	$1,051

Total revenues	$190,656	$116,498	$14,140	$776	$1,051

Income (loss) from continuing operations	$55,861	$83,221	$(1,078)	$(6,888)	$(3,191)
Discontinued operations, net of income taxes	—	173,685	(1,617)	6,681	15,609

Net income (loss)	$55,861	$256,906	$(2,695)	$(207)	$12,418
Preferred stock dividends	—	1,548	540	601	420

Net income (loss) attributable to common stock	$55,861	$255,358	$(3,235)	$(808)	$11,998

Net income (loss) per share:
Basic
Continuing operations	$3.41	$5.05	$(0.03)	$(0.50)	$(0.27)
Discontinued operations	—	10.73	(0.18)	0.45	1.19

Total	$3.41	$15.78	$(0.21)	$(0.05)	$0.92

Diluted
Continuing operations	$3.35	$4.82	$(0.03)	$(0.50)	$(0.27)
Discontinued operations	—	10.06	(0.18)	0.45	1.19

Total	$3.35	$14.88	$(0.21)	$(0.05)	$0.92

Weighted average shares outstanding:
Basic	16,363	16,185	15,430	14,760	13,089
Diluted	16,690	17,263	15,430	14,760	13,089

Working capital (deficit)	$43,232	$29,913	$(4,088)	$18,333	$28,839
Capital expenditures	$47,306	$430,269	$78,997	$34,879	$9,677
Long term debt	$—	$15,000	$20,000	$10,000	$—
Stockholders’ equity	$349,364	$341,998	$90,804	$62,540	$50,979
Total assets	$517,042	$599,974	$153,936	$89,385	$53,353

Proved Reserve Data:
Total proved reserves (Mmcfe)	355,046	369,076	84,876	3,430	1,373
Pre-tax net present value (SEC at 10%)	$889,865	$3,183,843	$329,179	$8,852	$7,081

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview

Contango is a Houston-based, independent natural gas and oil company. The Company’s business is to explore, develop, produce and acquire natural gas and oil properties primarily offshore in the Gulf of Mexico. COI, our wholly-owned subsidiary, acts as operator on certain offshore prospects.

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

Please see “Risk Factors” on page 12 for a more detailed discussion of a number of other factors that affect our business, financial condition and results of operations.

Results of Operations

The following is a discussion of the results of our continuing operations for the fiscal year ended June 30, 2009, compared to the fiscal year ended June 30, 2008, and for the fiscal year ended June 30, 2008, compared to the fiscal year ended June 30, 2007.

Revenues. All of our revenues are from the sale of our natural gas and oil production. Our revenues may vary significantly from year to year depending on changes in commodity prices, which fluctuate widely, and production volumes. Our production volumes are subject to wide swings as a result of new discoveries, weather and mechanical related problems. In addition, our production declines over time as we produce our reserves.

The table below sets forth revenue and production data for continuing operations for the fiscal years ended June 30, 2009, 2008 and 2007.

	Year ended June 30,		%	Year ended June 30,		%
	2009	2008		2008	2007
	($000)			($000)
Revenues:
Natural gas and oil sales	$190,656	$116,498	64%	$116,498	$14,140	724%

Total revenues	$190,656	$116,498		$116,498	$14,140

Production:
Natural gas (million cubic feet)	20,535	9,089	126%	9,089	1,792	407%
Oil and condensate (thousand barrels)	515	185	178%	185	34	444%
Natural gas liquids (thousand gallons)	24,803	4,968	399%	4,968	187	2557%

Total (million cubic feet equivalent)	27,168	10,909	149%	10,909	2,023	439%
Natural gas (thousand cubic feet per day)	56,260	24,833	127%	24,833	4,910	406%
Oil and condensate (barrels per day)	1,411	505	179%	505	93	443%
Natural gas liquids (gallons per day)	67,953	13,574	401%	13,574	512	2551%

Total (thousand cubic feet per day equivalent)	74,434	29,802	150%	29,802	5,541	438%

Average Sales Price:
Natural gas (per thousand cubic feet)	$6.34	$9.77	-35%	$9.77	$6.62	48%
Oil and condensate (per barrel)	$67.72	$108.36	-38%	$108.36	$59.60	82%
Natural gas liquids (per gallon)	$1.03	$1.55	-34%	$1.55	$0.94	65%

Operating expenses	$23,684	$6,777	249%	$6,777	$891	661%
Exploration expenses	$20,603	$5,729	260%	$5,729	$2,380	141%
Depreciation, depletion and amortization	$32,673	$11,900	175%	$11,900	$1,607	641%
Impairment of natural gas and oil properties	$11,075	$642	1625%	$642	$—	100%
General and administrative expenses	$9,467	$16,929	-44%	$16,929	$6,842	147%
Interest expense, net of interest capitalized	$741	$3,933	-81%	$3,933	$2,163	82%
Interest income	$926	$1,969	-53%	$1,969	$886	122%
Gain (loss) on sale of assets and other	$(530)	$62,314	-101%	$62,314	$(2,684)	2422%

Natural Gas, Oil and NGL Sales. We reported revenues of approximately $190.7 million for the year ended June 30, 2009, up from approximately $116.5 million reported for the year ended June 30, 2008. This increase was attributable to increased natural gas, oil and NGL sales from our Mary Rose #4 discovery which began producing in July 2008, our Eloise North discovery which began producing in December 2008, and our Dutch #4 discovery which began producing in January 2009. This increase was partially offset by reduced sales from our Dutch #1—#3 wells which were shut-in during all of September, October and the majority of November 2008 due to Hurricane Ike. The increase was also attributable to the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008.

We reported natural gas and oil sales of approximately $116.5 million for the year ended June 30, 2008, up from approximately $14.1 million reported for the year ended June 30, 2007. This increase was attributable to our Dutch #2 discovery which began producing in July 2007, our Dutch #3 discovery which began producing in November 2007, our Mary Rose #1 and #3 discoveries which began producing in April 2008, and our Mary Rose #2 discovery which began producing in June 2008. The increase was also attributable to the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008.

Natural Gas, Oil and NGL Production and Average Sales Prices. Our net natural gas production for the year ended June 30, 2009 was approximately 56.3 Mmcfd, up from approximately 24.8 Mmcfd for the year ended June 30, 2008. Net oil production for the period was up from 505 bopd to 1,411 bopd, and NGL production was up from 13,574 gallons per day to 67,953 gallons per day for the same period. The increase in natural gas, oil and NGL production was principally attributable to our Mary Rose #4 discovery which began producing in July 2008, our Eloise North discovery which began producing in December 2008, and our Dutch #4 discovery which began producing in January 2009. This increase was partially offset by reduced production from our Dutch #1—#3 wells which were shut-in during all of September, October and the majority of November 2008 due to Hurricane Ike. The increase in production was also attributable to the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008. For the year ended June 30, 2009, the price of natural gas was $6.34 per Mcf while the price for oil and NGLs was $67.72 per barrel and $1.03 per gallon, respectively. For the year ended June 30, 2008, the price of natural gas was $9.77 per Mcf while the price for oil and NGLs was $108.36 per barrel and $1.55 per gallon, respectively.

Our net natural gas production for the year ended June 30, 2008 was approximately 24.8 Mmcfd, up from approximately 4.9 Mmcfd for the year ended June 30, 2007. Net oil production for the period was up from 93 bopd to 505 bopd, and NGL production was up from 512 gallons per day to 13,574 gallons per day for the same period. The increase in natural gas, oil and NGL production was the result of our Dutch #2 discovery which began producing in July 2007, our Dutch #3 discovery which began producing in November 2007, our Mary Rose #1 and #3 discoveries which began producing in April 2008, and our Mary Rose #2 discovery which began producing in June 2008. Another reason for the increase was the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008. For the year ended June 30, 2008, the price of natural gas was $9.77 per Mcf while the price for oil and NGLs was $108.36 per barrel and $1.55 per gallon, respectively. For the year ended June 30, 2007, the price of natural gas was $6.62 per Mcf while the price for oil and NGLs was $59.60 per barrel and $0.94 per gallon, respectively.

Operating Expenses. Operating expenses for the year ended June 30, 2009 were approximately $23.7 million which included approximately $10.7 million for workover costs. The remaining costs related mainly to continuing operations from our four Dutch wells, four Mary Rose wells and Eloise North well, compared to operating expenses for the year ended June 30, 2008 of approximately $6.8 million which related to continuing operations from three Dutch wells and three Mary Rose wells. Operating expenses for the year ended June 30, 2007 were approximately $0.9 million which related mainly to only one Dutch well.

Exploration Expense. We reported approximately $20.6 million of exploration expenses for the year ended June 30, 2009. Of this amount, approximately $7.1 million related to the dry hole the Company drilled at West Delta 77, $12.5 million related to the dry hole the Company drilled at Eugene Island 56, and the remaining $1.0 million related to various geological and geophysical activities, seismic data and delay rentals.

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

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the year ended June 30, 2009 was approximately $32.7 million. For the year ended June 30, 2008, we recorded approximately $11.9 million of depreciation, depletion and amortization. The increase in depreciation, depletion and amortization was primarily attributable to added production from newly added reserves from our Mary Rose #4, Eloise North and Dutch #4 discoveries, as well as from the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008.

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

Impairment of Natural Gas and Oil Properties. For the year ended June 30, 2009, the Company recorded impairment expense of approximately $11.1 million. Of this amount, approximately $2.7 million related to the impairment of Grand Isle 70 and $3.4 million related to the impairment of Grand Isle 72, as a result of the expected future undiscounted net cash flows of these wells being lower than the unamortized capitalized cost. The remaining $5.0 million related to the expiration and relinquishment of 44 lease blocks owned by REX and COE.

For the year ended June 30, 2008, the Company recorded impairment expense of approximately $0.6 million related to the expiration of Eugene Island 209 and Viosca Knoll 161, two leases held by COE. The Company did not report an impairment charge for the fiscal year ended June 30, 2007.

General and Administrative Expenses. General and administrative expenses for the year ended June 30, 2009 were approximately $9.5 million, down from $16.9 million for the year ended June 30, 2008. The decrease is principally attributable to higher bonus payments in fiscal year 2008. Major components of general and administrative expenses for the year ended June 30, 2009 included approximately $1.0 million in salaries, $4.3 million in benefits and bonuses (includes $1.4 million in non-cash expenses related to restricted stock and option awards), $1.7 million in office administration and other expenses, $0.5 million in insurance costs, $0.7 million in accounting and tax services, and $1.3 million in legal and other administrative expenses.

General and administrative expenses for the year ended June 30, 2008 were approximately $16.9 million, up from $6.8 million for the year ended June 30, 2007. The increase is principally attributable to higher bonus payments in fiscal year 2008. Major components of general and administrative expenses for the year ended June 30, 2008 included approximately $1.0 million in salaries, $12.1 million in benefits and bonuses (includes $1.5 million in non-cash expenses to restricted stock and option awards), $1.1 million in office administration and other expenses, $0.4 million in insurance costs, $0.9 million in accounting and tax services, and $1.4 million in legal and other administrative expenses.

General and administrative expenses for the year ended June 30, 2007 were approximately $6.8 million. Major components of general and administrative expenses for the year ended June 30, 2007 included approximately $4.4 million in salaries, benefits and bonuses (includes $1.5 million in non-cash expenses related to restricted stock and option awards), $1.2 million in office administration and other expenses, $0.3 million in insurance costs, $0.5 million in accounting and tax services, and $0.4 million in legal and other administrative expenses.

Interest Expense. Interest expense for the fiscal years ended June 30, 2009, 2008 and 2007 were approximately $0.7 million, $3.9 million, and $2.2 million, respectively. The higher levels of interest expense for fiscal year 2008 and 2007 were attributable to higher levels of bank debt outstanding during such periods. The lower level of interest expense in fiscal year 2009 was attributable to the Company retiring all of its long term debt in the first quarter of fiscal year 2009.

Interest Income. Interest income for the fiscal years ended June 30, 2009, 2008 and 2007 were approximately $0.9 million, $1.9 million, and $0.9 million, respectively. The higher level of interest income for fiscal year 2008 was attributable to loans made to related parties and interest earned on the proceeds from our various property sales.

Gain on Sale of Assets and Other. For the year ended June 30, 2009, we reported a loss on sale of assets and other of approximately $0.5 million related to a post-closing adjustment for the sale of our Arkansas Fayetteville Shale properties.

For the year ended June 30, 2008, we reported a gain on sale of assets and other of approximately $62.3 million. Of this amount, approximately $63.4 million relates to the gain on the sale of the Company’s 10% limited partnership interest in Freeport LNG, $2.1 million relates to a payment from a stockholder related to a short swing profit liability, $0.3 million relates to the gain on the sale of certain overriding royalty interests and onshore properties, offset by a $2.9 million loss recognized on the sale of certain assets held by CVCC and a $0.6 million loss attributable to the write-down of the Company’s investment in Moblize.

We reported a loss on sale of assets and other of approximately $2.7 million for the year ended June 30, 2007, consisting of a $2.3 million loss on our sale of Grand Isle 72 and a $0.4 million loss on equity investments.

Discontinued Operations The table and discussions above, along with our financial statements, discuss only continuing operations for all fiscal years presented. Not reflected are the Company’s sold producing properties which generated 7.7% and 24.3% of combined revenues for the fiscal years ended June 30, 2008 and 2007, respectively. The Company did not have any discontinued operations for the fiscal year ended June 30, 2009. Please see Note 5 – Sale of Properties – Discontinued Operations of Notes to Consolidated Financial Statements included as part of this Form 10-K, for a discussion of our discontinued operations.

Capital Resources and Liquidity

Cash From Operating Activities. Cash flow from operating activities provided approximately $95.4 million in cash for the year ended June 30, 2009 compared to $112.7 million for the same period in 2008. This decrease in net cash provided by operating activities was primarily attributable to lower net income from continuing operations for the year ended June 30, 2009. This lower net income is due to lower natural gas and oil prices during 2009, partially offset by increased production from our Mary Rose #4, Eloise North and Dutch #4 discoveries which began producing during the year ended June 30, 2009.

Cash flow from operating activities provided approximately $112.7 million in cash for the year ended June 30, 2008 compared to $4.1 million for the same period in 2007. This increase in cash provided by operating activities was attributable to increased natural gas and oil sales from our Dutch #2, Dutch #3, Mary Rose #1, Mary Rose #2 and Mary Rose #3 discoveries which began producing during the year ended June 30, 2008. Another reason for the increase was the added sales attributable to the additional interest we purchased in our Dutch and Mary Rose discoveries, effective January 1, 2008.

Cash From Investing Activities. Cash flows used in investing activities for the year ended June 30, 2009 were approximately $45.8 million, compared to $38.9 million used in investing activities for the year ended June 30, 2008. The lower level of cash flows used in investing activities in 2008 was due primarily to the proceeds received from the sale of certain assets.

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

Cash From Financing Activities. Cash flows used in financing activities for the year ended June 30, 2009 were approximately $65.1 million, compared to $20.2 million used in financing activities for the same period in 2008. This $65.1 million of cash flows used in financing activities for the year ended June 30, 2009 is primarily composed of purchasing approximately $51.8 million of our common stock and the repayment of $15.0 million of debt.

Cash flows used in financing activities for the year ended June 30, 2008 were approximately $20.2 million, compared to $47.0 million provided by financing activities for the same period in 2007. This decrease in cash flow was primarily attributable to $48.5 million of debt repayment by the Company and its affiliates, $1.5 million of preferred stock dividends paid, and $6.6 million of stock and options repurchased during the year ended June 30, 2008, partially offset by $35.0 million of borrowings under credit facilities.

Income Taxes. Income taxes are our biggest expenditure. During the year ended June 30, 2009 and 2008, we paid approximately $45.6 million and $22.0 million, respectively, in estimated income taxes.

Capital Budget. For fiscal year 2010, our capital expenditure budget calls for us to invest a total of $60 million as we plan to drill up to four wildcat exploration wells, at an estimated dry hole cost of approximately $15 million each, net to Contango. The Company will own approximately a 72% NRI in all four wells. We plan to spud our Ship Shoal 263 prospect (“Nautilus”) around November 2009, and our Matagorda Island 617 prospect (“Dude”) in early 2010. Our Matagorda Island 607/616 prospect (“El Duderino”) may not be drilled, depending on the results from our Dude well. Our fourth prospect has yet to be identified. Assuming we were to drill all four of these prospects by our fiscal year-end of June 30, 2010, and all four wells were dry, we would be able to defer an estimated $20 million in income taxes that would otherwise be owed and thus reduce our projected after-tax capital outlay to approximately $40 million.

The Company often reviews acquisitions and prospects presented to us by third parties and may decide to invest in one or more of these opportunities. There can be no assurance that we will invest, or that any investment entered into will be successful. These potential investments are not part of our current capital budget and would require us to invest additional capital. Natural gas and oil prices continue to be volatile and have fallen dramatically when compared to this period last year. As of September 1, 2009, natural gas was $2.84 per Mmbtu and oil was $68.05 per barrel. Our production is currently approximately 74.8 Mmcfed, net to Contango. If natural gas prices remain at their current levels, our ability to fund our planned capital expenditures may require us to borrow, or alternatively, to reduce our planned capital expenditures. As of September 1, 2009, we had approximately $39.0 million in cash and cash equivalents and no debt outstanding.

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

The table below sets forth the proceeds received from natural gas and oil property sales in each of the fiscal years ended June 30, 2007 and 2008, the impact of these sales on our developed reserve quantities, and a measure of our developed reserves held at the end of each such fiscal year. We had no discontinued operations for the fiscal year ended June 30, 2009. Please see the reserve activity reported in the Supplemental Oil and Gas Disclosures on pages F-25 through F-28 for a more detailed discussion regarding our standardized measure.

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

Off Balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes our known contractual obligations as of June 30, 2009:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	436,824	184,482	252,342	—	—

Total	$436,824	$184,482	$252,342	$—	$—

Share Repurchase Program

In September 2008, the Company’s board of directors approved a $100 million share repurchase program. Under the program, all shares are purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases will be made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. Repurchased shares of common stock become authorized but unissued shares, and may be issued in the future for general corporate and other purposes. As of August 31, 2009, we have purchased 1,224,354 shares of our common stock at an average cost per share of $42.30, for a total expenditure of approximately $51.8 million. As at August 31, 2009, we have 15,828,980 shares of common stock outstanding and 16,514,147 fully diluted shares.

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

On October 3, 2008, the Company and COI, as successor by merger to Contango Resources Company, completed the arrangement of a $50 million Hydrocarbon Borrowing Base secured revolving credit facility pursuant to a credit agreement with Guaranty Bank, as administrative agent and issuing lender (the “Credit Agreement”). The credit facility is secured by substantially all of the Company’s assets and is available to fund the Company’s exploration and development activities, as well as the repurchase of shares of the Company’s common stock, the payment of dividends, and working capital as needed. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.0% per annum. The outstanding principal amount and any accrued interest thereon is due October 3, 2010, and may be prepaid at any time in accordance with the Credit Agreement with no prepayment penalty. An arrangement fee of 0.5%, or $250,000, was paid in connection with the facility and a commitment fee of 0.5% is paid on the unused commitment amount. No amounts have been drawn on the credit facility.

On August 21, 2009, Guaranty Bank was closed by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation (FDIC) was named Receiver. No advance notice is given to the public when a financial institution is closed. All of our deposit accounts at Guaranty Bank were transferred to BBVA Compass and were available immediately. We understand that the terms of our Credit Agreement remain unchanged and have been assumed by BBVA Compass.

Application of Critical Accounting Policies and Management’s Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company’s significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included as part of this Form 10-K. We have identified below the policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to natural gas and oil reserve estimates, on a periodic basis and bases its estimates on historical experience, independent third party reservoir engineers and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

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

Reserve Estimates. While we are reasonably certain of recovering our reported reserves, the Company’s estimates of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future natural gas and oil prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s natural gas and oil properties and/or the rate of depletion of such natural gas and oil properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at June 30, 2009 of 1% would not have a material effect on depreciation, depletion and amortization expense. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at June 30, 2009 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $1.5 million, $3.2 million, and $5.1 million, respectively.

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

Recent Accounting Pronouncements

Effective July 1, 2009, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”). This pronouncement defers the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). An entity that has issued interim or annual financial statements reflecting the application of the measurement and disclosure provisions of SFAS 157 prior to February 12, 2008, must continue to apply all provisions of SFAS 157. We are currently evaluating the provisions of SFAS 157-2 and assessing the impact, if any, it may have on our financial position and results of operations.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which codifies existing GAAP and recognizes only two levels of GAAP, authoritative and nonauthoritative. The standard is effective for financial statements issued after September 15, 2009 and we do not anticipate that it will have a material effect on our financial statements.

We adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) as of the fiscal year ended June 30, 2009 and are in compliance with its disclosure requirements. SFAS 165 was issued by the FASB in May 2009 to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued (“subsequent events”). SFAS 165 defines two types of subsequent events as “recognized” and “nonrecognized.” Recognized subsequent events are events that provide additional evidence about conditions that existed at the balance sheet date (including estimates inherent in the process of preparing the financial statements) and therefore should be recorded in the financial statements. Nonrecognized subsequent events are events that do not provide evidence about conditions that existed at the balance sheet date but are considered to be material and therefore should be disclosed. The new standard requires disclosure of the date through which management has evaluated subsequent events and the basis for such date, which for public entities is generally the date the financial statements are issued. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. SFAS 165 is not applicable to specific subsequent events that fall within the scope of other GAAP. The adoption of SFAS No. 165 did not have an impact on the Company’s financial position, cash flows or results of operations.

In April 2009, the FASB issued SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS 157-4”) which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance is effective for interim reporting periods ending after June 15, 2009. Our adoption of SFAS 157-4 did not have a material impact on our financial condition or results of operations.

In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserve reporting requirements. The most significant amendments to the requirements include the following:

•	Commodity Prices—Economic producibility of reserves and discounted cash flows will be based on a 12-month average commodity price unless contractual arrangements designate the price to be used.

•	Disclosure of Unproved Reserves—Probable and possible reserves may be disclosed separately on a voluntary basis.

•	Proved Undeveloped Reserve Guidelines—Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered.

•	Reserve Estimation Using New Technologies—Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

•

Reserve Personnel and Estimation Process—Additional disclosure is required regarding the qualifications of the chief technical person who oversees our reserves estimation process. We will also be required to provide a general discussion of our internal controls used to assure the objectivity of the reserves estimate.

•	Non-Traditional Resources—The definition of oil and gas producing activities will expand and focus on the marketable product rather than the method of extraction.

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

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share”. The provisions of FSP

EITF 03-6-1 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. We do not expect FSP EITF 03-6-1 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These statements require most identifiable assets, liabilities and noncontrolling interests to be recorded at full fair value and require noncontrolling interests to be reported as a component of equity. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141(R) will be applied to business combinations occurring after the effective date and SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the provisions of SFAS 141(R) and SFAS 160 and assessing the impact, if any, they may have on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are tied to the spot prices applicable to natural gas and crude oil at the applicable delivery points. Prices received for natural gas and oil are volatile, unpredictable and are beyond our control. For the year ended June 30, 2009, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximate $19 million impact on our revenues.

Interest Rate Risk. As of August  31, 2009, we have no long-term debt subject to the risk of loss associated with movements in interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplemental information required to be filed under Item 8 of Form 10-K are presented on pages F-1 through F-29 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s senior management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2009, the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer, Chief Financial Officer, Controller and Treasurer, concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, together with our Controller and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, together with our Controller and the Treasurer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2009.

Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of June 30, 2009, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Contango Oil & Gas Company

We have audited Contango Oil & Gas Company (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Contango Oil & Gas Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on Contango Oil & Gas Company’s internal control over financial reporting based on our audit.

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

In our opinion, Contango Oil & Gas Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Contango Oil & Gas Company and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009 and our report dated September 11, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas

September 11, 2009

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

If any person actually acquires 20% or more of shares of common stock—other than through a tender or exchange offer for all shares of common stock that provides a fair price and other acceptable terms for such shares, as determined by the board of directors of Contango—or if a 20%-or-more stockholder engages in certain “self-dealing” transactions or engages in a merger or other business combination in which Contango survives and its shares of common stock remain outstanding, the other Contango stockholders will be able to exercise the Rights and buy shares of common stock of Contango having approximately twice the value of the exercise price of the Rights. Additionally, if Contango is involved in certain other mergers where its shares are exchanged or certain major sales of its assets occur, Contango stockholders will be able to purchase a certain number of the other party’s common stock in an amount equal to approximately twice the value of the exercise price of the Rights.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act, not later than 120 days after June 30, 2009.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules:

The financial statements are set forth in pages F-1 to F-24 of this Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits:

The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description
2.1	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and REX Offshore Corporation, dated as of September 1, 2005.(11)

2.2	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and COE Offshore, LLC dated as of September 1, 2005.(11)

2.3	Asset Purchase Agreement by and among Petrohawk Energy Corporation and Contango Operators Inc. (successor-in-interest to Contango Gas Solutions, L.P.), Alta Resources, L.L.C., GPM Energy, LLC, MND Partners, L.P. and TePee Petroleum Company, Inc., dated as of November 26, 2007.(17)

2.4	Asset Purchase Agreement by and among XTO Energy Inc. and Contango Operators, Inc., Alta Resources, L.L.C., GPM Energy, LLC, MND Partners, L.P. and TePee Petroleum Company, Inc., dated as of January 4, 2008.(18)

2.5	Partnership Interest Purchase Agreement by and among Turbo LNG LLC, Contango Sundance, Inc. and Osaka Gas Co., Ltd., as Guarantor, dated January 7, 2008.(19)

3.1	Certificate of Incorporation of Contango Oil & Gas Company.(5)

3.2	Bylaws of Contango Oil & Gas Company.(5)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation.(5)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company.(8)

4.1	Facsimile of common stock certificate of Contango Oil & Gas Company.(1)

4.2	Certificate of Designations, Preferences and Relative Rights and Limitations for Series E Perpetual Cumulative Convertible Preferred Stock of Contango Oil & Gas Company.(14)

4.3	Securities Purchase Agreement, dated as of May 11, 2007, among Contango Oil & Gas Company and the Purchasers Named Therein, relating to the Series E Perpetual Cumulative Convertible Preferred Stock.(14)

4.4	Certificate of Designation of Series F Junior Preferred Stock of Contango Oil & Gas Company dated September 30, 2008.(25)

4.5	Rights Agreement, dated as of September 30, 2008, between Contango Oil & Gas Company and Computershare Trust Company, N.A., as Rights Agent.(25)

10.1	Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C.(2)

10.2	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West.(3)

10.3	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated.(3)

10.4	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C.(3)

10.5	Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, LLC. dated effective as of September 1, 1999.(4)

10.6	Asset Purchase Agreement by and among Juneau Exploration, L.P. and Contango Oil & Gas Company dated January 4, 2002.(6)

10.7	Asset Purchase Agreement by and among Mark A. Stephens, John Miller, The Hunter Revocable Trust, Linda G. Ferszt, Scott Archer and the Archer Revocable Trust and Contango Oil & Gas Company dated January 9, 2002.(7)

10.8	Freeport LNG Development, L.P. Amended and Restated Limited Partnership Agreement dated February 27, 2003.(10)

10.9	Partnership Purchase Agreement among Contango Sundance, Inc., Contango Oil & Gas, Cheniere LNG, Inc. and Cheniere Energy, Inc. dated March 1, 2003.(10)

10.10	First Amendment, dated December 19, 2003, to Freeport LNG Development, L.P. Amended and Restated Limited Partnership Agreement dated February 27, 2003.(10)

10.11	Limited Liability Company Agreement of Republic Exploration LLC dated August 24, 2000.(11)

10.12	Amendment to Limited Liability Company Agreement and Additional Agreements of Republic Exploration LLC dated as of September 1, 2005.(11)

10.13	Limited Liability Company Agreement of Contango Offshore Exploration LLC dated November 1, 2000.(11)

10.14	First Amendment to Limited Liability Company Agreement and Additional Agreements of Contango Offshore Exploration LLC dated as of September 1, 2005.(11)

10.15*	Contango Oil & Gas Company 1999 Stock Incentive Plan.(12)

10.16*	Amendment No. 1 to Contango Oil & Gas Company 1999 Stock Incentive Plan dated as of March 1, 2001.(12)

10.17	Term Loan Agreement between Contango Oil & Gas Company and The Royal Bank of Scotland plc, dated April 27, 2006.(13)

10.18	Demand Promissory Note dated October 26, 2006 with Schedules I, II and III.(15)

10.19	Term Loan Agreement between Contango Oil & Gas Company and Centaurus Capital LLC, dated January 30, 2007.(16)

10.20	Form of Pledge Agreement.(16)

10.21	Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008.(20)

10.22	Partial Assignment of Oil and Gas Leases between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008.(20)

10.23	Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008.(20)

10.24	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008.(20)

10.25	Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of January 3, 2008.(20)

10.26	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008.(20)

10.27	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008.(20)

10.28	Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008.(20)

10.29	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008.(20)

10.30	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008.(22)

10.31	Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008.(22)

10.32	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008.(22)

10.33	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008.(22)

10.34	Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of April 3, 2008.(22)

10.35	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008.(22)

10.36	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.(24)

10.37	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.(24)

10.38	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.(24)

10.39	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.(24)

10.40	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.(24)

10.41	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.(24)

10.42	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008.(24)

10.43	Amended and Restated Limited Liability Company Agreement of Republic Exploration LLC, dated April 1, 2008.(22)

10.44	Amended and Restated Limited Liability Company Agreement of Contango Offshore Exploration LLC, dated April 1, 2008.(24)

10.45	Third Amendment to Term Loan Agreement, dated as of January 17, 2008, between Contango Oil & Gas Company, as Borrower, and Centaurus Capital LLC, as Lender.(21)

10.46	Fourth Amendment to Term Loan Agreement, dated as of February 13, 2008, between Contango Oil & Gas Company, as Borrower, and Centaurus Capital LLC, as Lender.(23)

10.47	Amended and Restated Term Loan Agreement, dated June 5, 2008, between Contango Oil & Gas Company, as Borrower, and Centaurus Capital LLC, as Lender.(24)

10.48	$50,000,000 Amended and Restated Credit Agreement dated as of March 31, 2009 among Contango Oil & Gas Company, Contango Energy Company and Contango Operators Inc. as Borrowers, Guaranty Bank, as administrative agent and issuing lender, and the lenders party thereto from time to time.(26)

14.1	Code of Ethics.(12)

21.1	List of Subsidiaries.†

21.2	Organizational Chart.†

23.1	Consent of William M. Cobb & Associates, Inc.†

23.2	Consent of Grant Thornton LLP.†

23.3	Consent of W.D. Von Gonten & Co.†

31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.†

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.
*	Indicates a management contract or compensatory plan or arrangement.
1.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.
3.	Filed as an exhibit to the Company’s report on Form 8-K, dated August 24, 2000, as filed with the Securities and Exchange Commission of September 8, 2000.
4.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.
5.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
6.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2002, as filed with the Securities and Exchange Commission on January 8, 2002.
7.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2002.
8.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
9.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 22, 2003.

10.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 19, 2003, as filed with the Securities and Exchange Commission on December 23, 2003.
11.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 2, 2005, as filed with the Securities and Exchange Commission on September 8, 2005.
12.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission on September 13, 2005.
13.	Filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2006, dated May 15, 2006, as filed with the Securities and Exchange Commission.
14.	Filed as an exhibit to the Company’s report on Form 8-K, dated May 11, 2007, as filed with the Securities and Exchange Commission on May 17, 2007.
15.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2006, dated November 8, 2006, as filed with the Securities and Exchange Commission.
16.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 30, 2007, as filed with the Securities and Exchange Commission on February 5, 2007.
17.	Filed as an exhibit to the Company’s report on Form 8-K, dated November 26, 2007, as filed with the Securities and Exchange Commission on November 29, 2007.
18.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2008, as filed with the Securities and Exchange Commission on January 10, 2008.
19.	Filed as an exhibit to the Company’s report on Form 8-K, dated February 5, 2008, as filed with the Securities and Exchange Commission on February 8, 2008.
20.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 3, 2008, as filed with the Securities and Exchange Commission on January 9, 2008.
21.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 17, 2008, as filed with the Securities and Exchange Commission on January 24, 2008.
22.	Filed as an exhibit to the Company’s report on Form 8-K, dated April 3, 2008, as filed with the Securities and Exchange Commission on April 9, 2008.
23.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on May 12, 2008.
24.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission on August 29, 2008.
25.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 30, 2008, as filed with the Securities and Exchange Commission on October 1, 2008.
26.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission on May 11, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO OIL & GAS COMPANY

/s/ KENNETH R. PEAK	/s/ LESIA BAUTINA
Kenneth R. Peak	Lesia Bautina
Chairman, Chief Executive Officer and Chief	Senior Vice President and Controller
Financial Officer (principal executive officer	(principal accounting officer)
and principal financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KENNETH R. PEAK Kenneth R. Peak	Chairman of the Board	September 11, 2009

/s/ B.A. BERILGEN B.A. Berilgen	Director	September 11, 2009

/s/ JAY D. BREHMER Jay D. Brehmer	Director	September 11, 2009

/s/ CHARLES M. REIMER Charles M. Reimer	Director	September 11, 2009

/s/ STEVEN L. SCHOONOVER Steven L. Schoonover	Director	September 11, 2009

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Contango Oil & Gas Company

We have audited the accompanying consolidated balance sheets of Contango Oil & Gas Company (a Delaware corporation) and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Contango Oil & Gas Company and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Contango Oil & Gas Company and subsidiaries’ internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 11, 2009 expressed an unqualified opinion on the internal control over financial reporting.

/S/ GRANT THORNTON LLP

Houston, Texas

September 11, 2009

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$44,371,324	$59,884,574
Accounts receivable:
Trade receivable	32,809,165	72,343,761
Advances to affiliates	5,494,747	5,754,516
Joint interest billings	4,515,660	18,019,847
Severance taxes receivable	3,528,402	—
Income taxes	4,221,644	—
Prepaid capital costs	75,097	1,264,278
Other	1,459,433	1,482,142

Total current assets	96,475,472	158,749,118

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	460,881,471	442,630,193
Unproved properties	2,911,258	7,591,447
Furniture and equipment	273,185	278,737
Accumulated depreciation, depletion and amortization	(44,952,301)	(13,134,511)

Total property, plant and equipment, net	419,113,613	437,365,866

OTHER ASSETS:
Cash and other assets held by affiliates	1,128,110	3,299,002
Other	324,712	559,764

Total other assets	1,452,822	3,858,766

TOTAL ASSETS	$517,041,907	$599,973,750

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,
	2009	2008
CURRENT LIABILITIES:
Accounts payable	$8,812,677	$22,990,887
Royalties and working interests payable	32,781,712	66,606,414
Accrued liabilities	3,867,579	10,334,008
Joint interest advances	4,056,991	15,666,389
Accrued exploration and development	120,300	3,082,399
Advances from affiliates	—	2,965,022
Debt of affiliates	3,604,609	3,261,177
Income tax payable	—	3,463,176
Other current liabilities	—	466,232

Total current liabilities	53,243,868	128,835,704

LONG-TERM DEBT	—	15,000,000
DEFERRED TAX LIABILITY	110,964,147	112,189,684
ASSET RETIREMENT OBLIGATION	3,469,624	1,949,881

COMMITMENTS AND CONTINGENCIES (NOTE 15)

SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50,000,000 shares authorized, 19,638,334 shares issued and 15,828,980 outstanding at June 30, 2009, 19,404,746 shares issued and 16,819,746 outstanding at June 30, 2008,	785,533	776,189
Additional paid-in capital	76,321,911	73,030,926
Treasury stock at cost (3,809,354 and 2,585,000 shares, respectively)	(58,639,644)	(6,843,900)
Retained earnings	330,896,468	275,035,266

Total shareholders’ equity	349,364,268	341,998,481

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$517,041,907	$599,973,750

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2009	2008	2007
REVENUES:
Natural gas and oil sales	$190,655,605	$116,497,713	$14,140,161

Total revenues	190,655,605	116,497,713	14,140,161

EXPENSES:
Operating expenses	23,684,159	6,776,757	891,116
Exploration expenses	20,602,915	5,728,600	2,380,071
Depreciation, depletion and amortization	32,673,191	11,899,620	1,607,319
Impairment of natural gas and oil properties	11,074,778	642,374	—
General and administrative expense	9,467,113	16,928,760	6,841,721

Total expenses	97,502,156	41,976,111	11,720,227

INCOME FROM CONTINUING OPERATIONS BEFORE OTHER INCOME AND INCOME TAXES	93,153,449	74,521,602	2,419,934

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(741,011)	(3,933,309)	(2,162,573)
Interest income	925,505	1,969,145	886,420
Gain (loss) on sale of assets and other	(530,260)	62,314,188	(2,684,062)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	92,807,683	134,871,626	(1,540,281)
Benefit (provision) from income taxes	(36,946,481)	(51,650,422)	462,569

INCOME (LOSS) FROM CONTINUING OPERATIONS	55,861,202	83,221,204	(1,077,712)

DISCONTINUED OPERATIONS (Note 5)
Discontinued operations, net of income taxes	—	173,685,065	(1,616,839)

NET INCOME (LOSS)	55,861,202	256,906,269	(2,694,551)
Preferred stock dividends	—	1,547,777	539,722

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$55,861,202	$255,358,492	$(3,234,273)

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$3.41	$5.05	$(0.11)
Discontinued operations	—	10.73	(0.10)

Total	$3.41	$15.78	$(0.21)

Diluted
Continuing operations	$3.35	$4.82	$(0.11)
Discontinued operations	—	10.06	(0.10)

Total	$3.35	$14.88	$(0.21)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,362,719	16,184,517	15,430,146

Diluted	16,690,426	17,262,715	15,430,146

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$55,861,202	$83,221,204	$(1,077,712)
Plus income from discontinued operations, net of income taxes	—	173,685,065	(1,616,839)

Net income (loss)	55,861,202	256,906,269	(2,694,551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	32,673,191	15,173,285	3,267,252
Impairment of natural gas and oil properties	11,074,778	1,234,111	192,109
Exploration expenditures	19,038,463	4,747,798	5,473,218
Deferred income taxes	(1,225,537)	115,952,055	692,818
Loss (gain) on sale of assets	—	(326,337,749)	2,313,334
Stock-based compensation	1,381,797	1,476,988	1,492,765
Tax benefit from exercise of stock options	(264,187)	(1,080,562)	(188,897)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other	39,688,876	(67,279,024)	(7,599,816)
Increase in notes receivable	—	(250,000)	(1,005,000)
Increase in prepaid insurance	(19,366)	(447,202)	(205,904)
Increase in inventory	—	—	(139,972)
Increase (decrease) in accounts payable and advances from joint owners	(11,597,588)	26,152,482	4,570,213
Increase (decrease) in other accrued liabilities	(43,819,351)	75,997,351	(87,286)
Increase (decrease) in income taxes payable	(7,420,632)	7,210,622	(2,377,988)
Other	—	3,286,631	370,723

Net cash provided by operating activities	95,371,646	112,743,055	4,073,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(45,741,659)	(119,928,546)	(77,688,085)
Sale of short-term investments, net	—	2,200,576	16,271,751
Additions to furniture and equipment	(16,025)	(43,225)	(26,659)
Investment in Contango Venture Capital Corporation	—	(1,166,624)	(681,244)
Acquisition of natural gas and oil producing properties	—	(309,000,000)	—
Sale/Acquisition costs	—	(7,847,613)	—
Proceeds from the sale of assets	—	396,925,821	7,000,000

Net cash used in investing activities	(45,757,684)	(38,859,611)	(55,124,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	—	35,000,000	25,000,000
Repayments under credit facility	(15,000,000)	(40,000,000)	(15,000,000)
Borrowings (repayments) by affiliates	—	(8,540,091)	8,540,091
Proceeds from preferred equity issuances, net of issuance costs	—	—	28,783,936
Preferred stock dividends	—	(1,547,777)	(539,722)
Repurchase/cancellation of stock options	—	(5,922,532)	(202,521)
Purchase of common stock	(51,795,744)	(663,900)	—
Proceeds from exercised options	1,654,345	580,760	519,715
Tax benefit from exercise/cancellation of stock options	264,187	1,080,562	188,897
Debt issuance costs	(250,000)	(163,510)	(336,509)

Net cash provided by (used in) financing activities	(65,127,212)	(20,176,488)	46,953,887

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,513,250)	53,706,956	(4,097,332)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,884,574	6,177,618	10,274,950

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,371,324	$59,884,574	$6,177,618

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes, net of cash received	$45,592,652	$21,974,825	$451,993

Cash paid for interest	$397,579	$4,305,336	$2,702,672

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Paid-in Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
Balance at June 30, 2006	2,000	$80	14,999,085	$702,961	$45,105,504	$—	$(6,180,000)	$22,911,047	$62,539,592

Exercise of stock options	—	—	106,500	4,260	515,455	—	—	—	519,715
Tax benefit from exercise of stock options	—	—	—	—	155,003	—	—	—	155,003
Cancellation of stock options, net of tax benefit of $33,894	—	—	—	—	(168,627)	—	—	—	(168,627)
Cashless exercise of stock options	—	—	726	29	(29)	—	—	—	—
Amortization of restricted stock	—	—	25,166	1,007	152,972	—	—	—	153,979
Conversion of Series D preferred stock to common stock	(2,000)	(80)	833,330	33,334	(33,254)	—	—	—	—
Issuance of Series E preferred stock	6,000	240	—	—	28,783,696	—	—	—	28,783,936
Expense of stock options	—	—	—	—	1,338,786	—	—	—	1,338,786
Net loss	—	—	—	—	—	—	—	(2,694,551)	(2,694,551)	(2,694,551)
Preferred stock dividends	—	—	—	—	—	—	—	(539,722)	(539,722)
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	715,659	—	—	715,659	715,659

Comprehensive income	—	—	—	—	—	—	—	—	—	$(1,978,892)

Balance at June 30, 2007	6,000	$240	15,964,807	$741,591	$75,849,506	$715,659	$(6,180,000)	$19,676,774	$90,803,770

Exercise of stock options	—	—	71,000	2,840	577,920	—	—	—	580,760
Tax benefit from exercise of stock options	—	—	—	—	611,726	—	—	—	611,726
Cancellation of stock options, net of tax benefit of $468,836	—	—	—	—	(5,453,696)	—	—	—	(5,453,696)
Treasury shares at cost	—	—	(10,000)	—	—	—	(663,900)	—	(663,900)
Amortization of restricted stock	—	—	4,471	179	252,257	—	—	—	252,436
Conversion of Series E preferred stock to common stock	(6,000)	(240)	789,468	31,579	(31,339)	—	—	—	—
Expense of stock options	—	—	—	—	1,224,552	—	—	—	1,224,552
Net income	—	—	—	—	—	—	—	256,906,269	256,906,269	256,906,269
Preferred stock dividends	—	—	—	—	—	—	—	(1,547,777)	(1,547,777)
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	(715,659)	—	—	(715,659)	(715,659)

Comprehensive income	—	—	—	—	—	—	—	—	—	$254,211,718

Balance at June 30, 2008	—	$—	16,819,746	$776,189	$73,030,926	$—	$(6,843,900)	$275,035,266	$341,998,481

Exercise of stock options	—	—	230,500	9,220	1,645,125	—	—	—	1,654,345
Tax benefit from exercise of stock options	—	—	—	—	264,187	—	—	—	264,187
Amortization of restricted stock	—	—	3,088	124	240,457	—	—	—	240,581
Treasury shares at cost	—	—	(1,224,354)	—	—	—	(51,795,744)	—	(51,795,744)
Expense of stock options	—	—	—	—	1,141,216	—	—	—	1,141,216
Net income	—	—	—	—	—	—	—	55,861,202	55,861,202

Balance at June 30, 2009	—	$—	15,828,980	$785,533	$76,321,911	$—	$(58,639,644)	$330,896,468	$349,364,268

The accompanying notes are an integral part of this consolidated financial statement.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Contango Oil & Gas Company (collectively with its subsidiaries, “Contango” or the “Company”) is a Houston-based, independent natural gas and oil company. The Company’s business is to explore, develop, produce and acquire natural gas and oil properties primarily offshore in the Gulf of Mexico.

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

Revenue Recognition. Revenues from the sale of natural gas and oil produced are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At June 30, 2009 and 2008, the Company had no material imbalances.

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of June 30, 2009, the Company had $44.4 million in cash and cash equivalents. Of this amount, approximately $30.3 million was invested in U.S. Treasury money market funds and the remaining $14.1 million was invested in overnight U.S. Treasury funds.

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

Accounts receivable allowance for bad debt was $0 at June 30, 2009 and 2008. At June 30, 2009 and 2008, the carrying value of the Company’s accounts receivable approximates fair value.

Net Income (Loss) per Common Share. Basic and diluted net income (loss) per common share has been computed in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share”. Basic net income (loss) per common share is computed by dividing income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 7 – Net Income (Loss) Per Common Share for the calculations of basic and diluted net income (loss) per common share.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, the Company reviews its tax position for tax uncertainties.

The Company files income tax returns in the United States and various state jurisdictions. The Company’s tax returns for 2006, 2007 and 2008 remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed.

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

Fair Value of Financial Instruments. The carrying amounts of the Company’s short-term financial instruments, including cash equivalents, short-term investments, trade accounts receivable and accounts payable, approximate their fair values based on the short maturities of those instruments. The Company’s long-term debt is variable rate debt and, as such, approximates fair value, as interest rates are variable based on prevailing market rates.

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

Impairment of Long-Lived Assets. The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value.

For the fiscal year ended June 30, 2009, the Company’s analysis determined that Grand Isle 70 and Grand Isle 72 were impaired. The Company recorded an impairment charge of approximately $2.7 million and $3.4 million, respectively, related to these wells. Additionally, the Company recorded $5.0 million in impairment expense related to the expiration and relinquishment of 44 lease blocks owned by our partially-owned subsidiaries, Republic Exploration LLC (“REX”), and Contango Offshore Exploration LLC (“COE”).

In accordance with SFAS 144, the Company classified the following asset sales as discontinued operations: its $128.0 million Western core Arkansas Fayetteville Shale sale effective October 1, 2007, its $199.2 million Eastern core Arkansas Fayetteville Shale sale effective December 1, 2007, and its $1.1 million Alta-Ellis #1 and Temple Inland sale effective February 1, 2008. An integral and on-going part of our business strategy is to sell our proved reserves from time to time in order to generate additional capital to reinvest in our onshore and offshore exploration programs. Thus, it is our intent to remain an independent natural gas and oil company engaged in the exploration, production, and acquisition of natural gas and oil.

Principles of Consolidation. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its wholly and partially-owned subsidiaries, after elimination of all intercompany balances and transactions. Wholly-owned subsidiaries are fully consolidated. Exploration and development subsidiaries not wholly owned, such as REX and COE, are not controlled by the Company and are proportionately consolidated.

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

Recent Accounting Pronouncements

Effective July 1, 2009, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”). This pronouncement defers the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). An entity that has issued interim or annual financial statements reflecting the application of the measurement and disclosure provisions of SFAS 157 prior to February 12, 2008, must continue to apply all provisions of SFAS 157. We are currently evaluating the provisions of SFAS 157-2 and assessing the impact, if any, it may have on our financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which codifies existing GAAP and recognizes only two levels of GAAP, authoritative and nonauthoritative. The standard is effective for financial statements with periods ending after September 15, 2009 and we do not anticipate that it will have a material effect on our financial statements.

We adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) as of the fiscal year ended June 30, 2009 and are in compliance with its disclosure requirements. SFAS 165 was issued by the FASB in May 2009 to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statements are issued (“subsequent events”). SFAS 165 defines two types of subsequent events as “recognized” and “nonrecognized.” Recognized subsequent events are events that provide additional evidence about conditions that existed at the balance sheet date (including estimates inherent in the process of preparing the financial statements) and therefore should be recorded in the financial statements. Nonrecognized subsequent events are events that do not provide evidence about conditions that existed at the balance sheet date but are considered to be material and therefore should be disclosed. The new standard requires disclosure of the date through which management has evaluated subsequent events and the basis for such date, which for public entities is generally the date the financial statements are issued. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. SFAS 165 is not applicable to specific subsequent events that fall within the scope of other GAAP. The adoption of SFAS No. 165 did not have an impact on the Company’s financial position, cash flows or results of operations.

In April 2009, the FASB issued SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS 157-4”) which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance is effective for interim reporting periods ending after June 15, 2009. Our adoption of SFAS 157-4 did not have a material impact on our financial condition or results of operations.

In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserve reporting requirements. The most significant amendments to the requirements include the following:

•	Commodity Prices—Economic producibility of reserves and discounted cash flows will be based on a 12-month average commodity price unless contractual arrangements designate the price to be used.

•	Disclosure of Unproved Reserves—Probable and possible reserves may be disclosed separately on a voluntary basis.

•	Proved Undeveloped Reserve Guidelines—Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered.

•	Reserve Estimation Using New Technologies—Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

•

Reserve Personnel and Estimation Process—Additional disclosure is required regarding the qualifications of the chief technical person who oversees our reserves estimation process. We will also be required to provide a general discussion of our internal controls used to assure the objectivity of the reserves estimate.

•	Non-Traditional Resources—The definition of oil and gas producing activities will expand and focus on the marketable product rather than the method of extraction.

The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted. We are currently evaluating the new rules and assessing the impact they will have on our reported natural gas and oil reserves. The SEC is coordinating with the FASB to obtain the revisions necessary to SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”, and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities", to provide consistency with the new rules. In the event that consistency is not achieved in time for companies to comply with the new rules, the SEC has indicated that it will consider delaying the compliance date.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payments Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, “Earnings per Share”. The provisions of FSP EITF 03-6-1 are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. We do not expect FSP EITF 03-6-1 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These statements require most identifiable assets, liabilities and noncontrolling interests to be recorded at full fair value and require noncontrolling interests to be reported as a component of equity. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141(R) will be applied to business combinations occurring after the effective date and SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently evaluating the provisions of SFAS 141(R) and SFAS 160 and assessing the impact, if any, they may have on our financial position and results of operations.

Stock-Based Compensation. The Company applies the fair value based method prescribed in SFAS No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation”. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes options-pricing model. Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) to be classified as financing cash flows. The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for the 60,000 options granted during the fiscal year ended June 30, 2009: (i) risk-free interest rate of 3.01 percent; (ii) expected life of five years; (iii) expected volatility of 53 percent and (iv) expected dividend yield of zero percent. No options were granted for the fiscal year ended June 30, 2008. For the fiscal year ended June 30, 2007, the following weighted-average assumptions were used: (i) risk-free interest rate of 5.0 percent; (ii) expected life of five years; (iii) expected volatility of 56 percent and (iv) expected dividend yield of zero percent.

Under the Company’s 1999 Stock Incentive Plan, as amended (the “1999 Plan” or the “Option Plan”), the Company’s board of directors may also grant restricted stock awards to officers or other employees of the Company. Restricted stock awards made under the 1999 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the board. Grants of service-based restricted stock awards are valued at

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our common stock price at the date of grant. During the fiscal year ended June 30, 2009, 2008 and 2007, the Company granted 3,088 shares, 4,140 shares and 8,416 shares of restricted stock, respectively, to its Board of Directors as part of its annual compensation. The shares of restricted stock granted to the board of directors vest over a period of one year. Also for the fiscal year ended June 30, 2007, the Company granted 16,750 shares of restricted stock to its employees. The shares of restricted stock granted to employees vest over a period of three years. Additionally, on February 7, 2007, the Company granted 200,000 options to the Chairman and Chief Executive Officer at a fair value of $11.25 per option, to be expensed over the vesting period.

During the fiscal years ended June 30, 2009, 2008 and 2007, the Company recorded stock-based compensation charges of $1.4 million, $1.5 million, and $1.5 million, respectively, to general and administrative expense for restricted stock and option awards. These amounts do not reflect compensation actually received by the individuals, but rather represent expense recognized in the Company’s consolidated financial statements that relate to restricted stock and option awards granted in current and previous fiscal years, in accordance with SFAS 123(R), excluding any assumption for future forfeitures.

Derivative Instruments and Hedging Activities. The Company did not enter into any derivative instruments or hedging activities for the fiscal years ended June 30, 2009, 2008 or 2007, nor did we have any open commodity derivative contracts at June 30, 2009.

Asset Retirement Obligation. The Company accounts for its retirement obligation of long lived assets in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires the Company to record the fair value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred. When the liability is initially recorded, a company increases the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Due to the Company’s focus on offshore properties during the past few years, the ARO has increased since June 30, 2005. Activities related to the Company’s ARO during the year ended June 30, 2009 and 2008 are as follows:

	Year Ended June 30,
	2009	2008
Initial ARO as of July 1	$1,949,881	$862,344
Liabilities incurred during period	1,679,213	1,222,402
Liabilities settled during period	—	—
Accretion expense	(159,470)	(134,865)

Balance of ARO as of June 30	$3,469,624	$1,949,881

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

4. Customer Concentration Credit Risk

The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas and oil for the fiscal year ended June 30, 2009 were ConocoPhillips Company (44%), Shell Trading US Company (18%), Enterprise Products Operating LLC (11%), Atmos Energy Marketing, LLC (8%) and Trans Louisiana Gas Pipeline, Inc. (8%). Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on our financial position, but there are numerous other potential purchasers of our production.

5. Sale of Properties—Discontinued Operations

The Company did not have any discontinued operations for the fiscal year ended June 30, 2009.

During the fiscal year ended June 30, 2008, the Company sold its Arkansas Fayetteville Shale properties, an on-shore well in Texas and an on-shore well in Louisiana for approximately $328.3 million, in the aggregate, recognizing a gain of approximately $262.3 million. The Company’s proved and unproved properties as of June 30, 2007 were reduced by approximately $64.9 million as a result of classifying these sales as discontinued operations.

In accordance with SFAS 144, we classified our property sales as discontinued operations in our financial statements for all periods presented. The summarized financial results for discontinued operations for the periods ended June 30, 2008 and 2007 are as follows:

	June 30,
	2008	2007
Operating Results:
Revenues	$9,679,330	$4,547,661
Operating (expenses) credits	(1,144,786)	(780,709)
Depletion expenses	(3,273,655)	(1,659,933)
Exploration expenses	(359,888)	(4,402,354)
Impairment	(591,737)	(192,109)
Gain on sale of discontinued operations	262,898,530	—

Gain before income taxes	$267,207,794	$(2,487,444)
(Provision) benefit for income taxes	(93,522,729)	870,605

Gain from discontinued operations, net of income taxes	$173,685,065	$(1,616,839)

6. Sale of Properties – Other

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contango Venture Capital Corporation

In March 2008, Contango Venture Capital Corporation (“CVCC”), our wholly-owned subsidiary, sold its direct and indirect investments in Gridpoint, Inc., Trulite, Inc., Protonex Technology Corporation, Jadoo Power Systems, Contango Capital Partners Fund, L.P. and Contango Capital Partnership Management, LLC for $3.4 million, in the aggregate, recognizing a loss of approximately $2.9 million for the fiscal year ended June 30, 2008. CVCC’s only remaining alternative energy investment is Moblize, Inc. (“Moblize”). As of August 31, 2009, CVCC owned 443,648 shares of Moblize convertible preferred stock, which represents an approximate 19.5% ownership interest. Moblize develops real time diagnostics and field optimization solutions for the oil and gas and other industries using open-standards based technologies.

7. Net Income (Loss) Per Common Share

A reconciliation of the components of basic and diluted net income (loss) per common share for the fiscal years ended June 30, 2009, 2008 and 2007 is presented below:

	Year Ended June 30, 2009
	Net Income (Loss)	Shares	Per Share
Income from continuing operations, including preferred dividends	$55,861,202	16,362,719	$3.41

Basic Earnings per Share:
Net income attributable to common stock	$55,861,202	16,362,719	$3.41

Effect of Potential Dilutive Securities:
Stock options	—	640,167
Shares assumed purchased	—	(314,004)
Restricted shares	—	1,544

Income from continuing operations	$55,861,202	16,690,426	$3.35
Diluted Earnings per Share:
Net income attributable to common stock	$55,861,202	16,690,426	$3.35

	Year Ended June 30, 2008
	Net Income	Shares	Per Share
Income from continuing operations, including preferred dividends	$81,673,427	16,184,517	$5.05
Discontinued operations, net of income taxes	$173,685,065	16,184,517	$10.73

Basic Earnings per Share:
Net income attributable to common stock	$255,358,492	16,184,517	$15.78

Effect of Potential Dilutive Securities:
Stock options	—	448,264
Restricted shares	—	7,570
Series E preferred stock	1,547,777	622,364	—

Income from continuing operations	$83,221,204	17,262,715	$4.82
Discontinued operations, net of income taxes	$173,685,065	17,262,715	$10.06

Diluted Earnings per Share:
Net income attributable to common stock	$256,906,269	17,262,715	$14.88

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Net Income (Loss) Per Common Share—continued

	Year Ended June 30, 2007
	Net Loss	Shares		Per Share
Loss from continuing operations including preferred dividends	$(1,617,434)	15,430,146		$(0.11)
Discontinued operations, net of income taxes	$(1,616,839)	15,430,146		$(0.10)

Basic Earnings per Share:
Net loss attributable to common stock	$(3,234,273)	15,430,146		$(0.21)

Effect of Potential Dilutive Securities:
Stock options	—	(a	)
Series D preferred stock	(a )	(a	)
Series E preferred stock	(a )	(a	)

Net loss attributable to common stock	$(3,234,273)	15,430,146		$(0.21)
Diluted Earnings per Share:
Net loss attributable to common stock	$(3,234,273)	15,430,146		$(0.21)

Anti-dilutive Securities:
Shares assumed not issued from options to purchase common shares as income from continuing operations was in a loss position for the period	$—	1,026,000

Series D Preferred Stock	$314,722	447,061		$0.70
Series E Preferred Stock	$225,000	94,909		$2.37

(a)	Anti-dilutive.

8. Change in Ownership of Partially-Owned Subsidiaries and Overriding Royalties

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

Effective April 1, 2008, in connection with the REX LLC Agreement, the Company sold a portion of its membership interest in REX to an existing member of REX for approximately $0.8 million. As a result of the sale, the Company’s equity ownership interest in REX has decreased from 42.7% to 32.3%. Also effective April 1, 2008, the Company sold a portion of its membership interest in COE to an existing member of COE for approximately $0.9 million. As a result of the sale, the Company’s equity ownership interest in COE has decreased from 76.0% to 65.6%.

9. Acquisitions

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10. Series E Perpetual Cumulative Convertible Preferred Stock

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11. Income Taxes

Actual income tax expense (benefit) from continuing operations differs from income tax expense (benefit) from continuing operations computed by applying the U.S. federal statutory corporate rate of 35 percent to pretax income (loss) as follows:

	Year Ended June 30,
	2009		2008		2007
Provision (benefit) at statutory tax rate	$32,482,689	35.0%	$47,205,069	35.0%	$(539,099)	(35.0)%
State income tax provision, net of federal benefit	4,120,324	4.44%	1,526,658	1.13%	—	—
Permanent differences	343,468	0.37%	2,393,765	1.78%	13,604	0.9%
Other	—	—	524,930	0.39%	62,926	4.09%

Income tax provision (benefit)	$36,946,481	39.81%	$51,650,422	38.30%	$(462,569)	(30.03)%

The provision (benefit) for income taxes for the periods indicated are comprised of the following:

	Year Ended June 30,
	2009	2008	2007
Current:
Federal	$31,224,546	$25,364,147	$(1,155,387)
State	6,947,472	—	—

Total	$38,172,018	$25,364,147	$(1,155,387)

Deferred:
Federal	$(617,027)	$23,937,570	$692,818
State	(608,510)	2,348,705	—

Total	$(1,225,537)	$26,286,275	$692,818

Total:
Federal	$30,607,519	$49,301,717	$(462,569)
State	6,338,962	2,348,705	—

Total	$36,946,481	$51,650,422	$(462,569)

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net deferred tax asset (liability) is comprised of the following:

	Year Ended June 30,
	2009	2008	2007
Deferred tax asset (liability):
Net operating loss carryover	$—	$—	$13,254,460
AMT credit carryforward	—	—	523,149
Temporary basis differences in natural gas and oil properties and other	(110,964,147)	(112,189,684)	(10,400,593)

Net deferred tax asset (liability)	$(110,964,147)	$(112,189,684)	$3,377,016

12. Long-Term Debt

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

On October 3, 2008, the Company and its wholly-owned subsidiary, Contango Operators, Inc, as successor by merger to Contango Resources Company, completed the arrangement of a $50 million Hydrocarbon Borrowing Base secured revolving credit facility pursuant to a credit agreement with Guaranty Bank, as administrative agent and issuing lender (the “Credit Agreement”). The credit facility is secured by substantially all of the Company’s assets and is available to fund the Company’s exploration and development activities, as well as the repurchase of shares of the Company’s common stock, the payment of dividends, and working capital as needed. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.0% per annum. The outstanding principal amount and any accrued interest thereon is due October 3, 2010, and may be prepaid at any time in accordance with the Credit Agreement with no prepayment penalty. An arrangement fee of 0.5%, or $250,000, was paid in connection with the facility and a commitment fee of 0.5% is paid on the unused commitment amount. As of June 30, 2009, no amounts had been drawn on the credit facility.

On August 21, 2009, Guaranty Bank was closed by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation (FDIC) was named Receiver. No advance notice is given to the public when a financial institution is closed. All of our deposit accounts at Guaranty Bank were transferred to BBVA Compass and were available immediately. We understand that the terms of our Credit Agreement remain unchanged and have been assumed by BBVA Compass.

The Credit Agreement contains certain negative covenants that, among other things, restrict or limit our ability to incur indebtedness, sell certain assets, and pay dividends. Failure to maintain required working capital or comply with certain covenants in the Credit Agreement could result in a default and funds not being available for borrowing. As of June 30, 2009, the Company was in compliance with its financial covenants, ratios and other provisions of the Credit Agreement.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and Contingencies

Operating Leases. Contango leases its office space and certain other equipment. As of June 30, 2009 minimum future lease payments are as follows:

Fiscal years Ending June 30,
2010	184,482
2011	188,340
2012	63,582
2013	420
2014 and thereafter	—

Total	$436,824

The amount incurred under operating leases during the years ended June 30, 2009, 2008 and 2007 was $160,405, $149,782 and $173,259, respectively.

14. Stock Based Compensation

In September 1999, the Company established the Contango Oil & Gas Company 1999 Stock Incentive Plan (the “1999 Plan” or the “Option Plan”). Under the Option Plan, the Company may issue up to 2,500,000 shares of common stock with an exercise price of each option equal to or greater than the market price of the Company’s common stock on the date of grant, but in no event less than $2.00 per share. The Company may grant key employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, can only be stock options that are not qualified as incentive stock options. Options generally expire after five or ten years. The vesting schedule varies, but vesting generally occurs over a two-year period (1/3 immediately, 1/3 one year from the date of grant and 1/3 two years from the date of grant) or four-year period (1/4 one year from the date of grant and 1/4 two years, three years and four years from the date of grant). As of June 30, 2009, options under the Option Plan to acquire 685,167 shares of common stock at prices between $3.00 and $54.99 per share were outstanding.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Option Plan and those options granted outside of the Option Plan as of June 30, 2009, 2008 and 2007, and changes during the fiscal years then ended, is presented in the table below:

	Year Ended June 30,
	2009		2008		2007
	Shares Under Options	Weighted Average Exercise Price	Shares Under Options	Weighted Average Exercise Price	Shares Under Options	Weighted Average Exercise Price
Outstanding, beginning of year	855,667	$11.57	1,026,000	$10.87	960,500	$7.97
Granted	60,000	$50.91	—	$—	213,500	$20.42
Exercised	(230,500)	$7.18	(71,000)	$8.18	(107,750)	$4.93
Cancelled	—	$—	(99,333)	$6.77	(40,250)	$8.14

Outstanding, end of year	685,167	$16.49	855,667	$11.57	1,026,000	$10.87

Aggregate intrinsic value	$17,814,342		$69,608,510		$26,079,555

Exercisable, end of year	625,167	$13.19	686,167	$10.87	671,500	$9.04

Aggregate intrinsic value	$18,317,393		$56,300,002		$18,301,165

Available for grant, end of year	508,666		568,666		469,333

Weighted average fair value of options granted during the year (1).	$24.91		$—		$10.85

(1)	The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2009 and 2007, respectively: (i) risk-free interest rate of 3.01 percent and 5.0 percent; (ii) expected lives of five years for the Option Plan and other options; (iii) expected volatility of 53.17 percent and 56 percent; and (iv) expected dividend yield of zero percent.

The following table summarized information about options that were outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Under Outstanding Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Under Outstanding Options	Weighted Average Exercise Price
$3.00 - $3.99	35,000	3.0	$3.00	35,000	$3.00
$9.00 - $9.99	110,000	1.0	$9.30	110,000	$9.30
$10.00 - $10.99	250,000	1.0	$10.23	250,000	$10.23
$11.00 - $11.99	24,167	1.8	$11.58	24,167	$11.58
$12.00 - $12.99	3,000	1.7	$12.95	3,000	$12.95
$14.00 - $14.99	3,000	2.0	$14.14	3,000	$14.14
$21.00 - $21.99	200,000	2.6	$21.00	200,000	$21.00
$41.00 - $41.99	15,000	4.2	$41.01	—	$—
$54.00 - $54.99	45,000	4.2	$54.21	—	$—

	685,167	1.9	$16.49	625,167	$13.19

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for employee stock-based compensation under the fair value method prescribed in SFAS 123. Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the fiscal years ended June 30, 2009, 2008 and 2007, approximately $0.3 million, $1.1 million and $0.2 million, respectively, of such excess tax benefits were classified as financing cash flows. See Note 2—Summary of Significant Accounting Policies.

All employee stock option grants are expensed over the stock options vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. During the fiscal year-ended June 30, 2009, 2008 and 2007, the Company recorded stock option expense of $1.1 million, $1.2 million and $1.3 million, respectively.

As of June 30, 2009, we have approximately $1.5 million of total unrecognized compensation cost related to non-vested awards granted under our various share-based plans, which we expect to recognize over an average period of three years.

The aggregate intrinsic values of the options exercised during fiscal years 2009, 2008 and 2007 were approximately $12.2 million, $1.9 million and $1.9 million, respectively.

On November 11, 2008, the Company awarded a total of 3,088 shares of restricted stock under the 1999 Plan to its board of directors. Of these 3,088 shares of restricted stock, 1,544 shares vest on the date of grant, and the remaining 1,544 shares vest one year thereafter. The fair value of restricted stock was approximately $144,000. On November 14, 2007, the Company awarded a total of 4,140 shares of restricted stock under the 1999 Plan to its board of directors. Of these 4,140 shares of restricted stock, 2,070 shares vest on the date of grant, and the remaining 2,070 shares vest one year thereafter. The fair value of restricted stock was approximately $180,000. On November 16, 2006, the Company’ awarded a total of 8,416 shares of restricted stock under the 1999 Plan to its board of directors. Of these 8,416 shares of restricted stock, 4,208 shares vest on the date of grant, and the remaining 4,208 shares vest one year thereafter. The fair value of restricted stock was approximately $144,000.

For the year ended June 30, 2009, 2008 and 2007, the Company recognized $240,581, $252,435 and $153,979, respectively, in compensation expense relating to restricted stock awards. A summary of the Company’s restricted stock as of June 30, 2009, is as follows:

	Number of Shares	Weighted Average Fair Value Per Share
Nonvested balance at June 30, 2007	15,375	$15.04
Granted	4,471	42.95
Vested	(12,192)	20.80
Forfeited	—	—

Nonvested balance at June 30, 2008	7,654	$22.16
Granted	3,088	46.75
Vested	(9,198)	26.29
Forfeited	—	—

Nonvested balance at June 30, 2009	1,544	$46.75

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Related Party Transactions

Effective September 1, 2008, COI purchased an interest in an existing offshore lease from Juneau Exploration, L.P. (“JEX”) for $600,000.

On September 8, 2008, the Company purchased 21,754 shares of common stock from a member of its board of directors for approximately $1.3 million, or $60.81 per share, which represented the closing price of the Company’s common stock on that date.

During the fiscal year ended June 30, 2007, REX executed the REX Demand Note which was non-recourse to Contango. Under the terms of the REX Demand Note, REX could borrow up to $50.0 million at a per annum rate of 11.5% for the first advance, and a per annum rate of LIBOR plus 6.0% for each additional advance. As of April 1, 2008, REX had borrowed the entire $50.0 million available under the REX Demand Note. The Company was not a party to or guarantor of the REX Demand Note. On April 3, 2008, the members of REX entered into the REX LLC Agreement, effective as of April 1, 2008, to, among other things, distribute REX’s interest in Dutch and Mary Rose to the individual members of REX or their designees. In connection with this distribution, REX repaid in full all amounts owing by REX under the REX Demand Note, and all security interests and other liens granted in favor of such private investment firm as security for the obligations under the REX Demand Note were released and terminated. As a result of our proportionate consolidation of REX, the Company’s portion of such repayment was approximately $22.5 million. For the fiscal year ended June 30, 2008, the Company’s proportionate share of such interest expense was approximately $1.3 million.

During the fiscal year ended June 30, 2007, the Company executed a series of promissory notes with Trulite (the “Trulite Notes”), whereby Trulite borrowed funds from the Company, agreeing to pay all accrued and unpaid interest on the various due dates. On November 25, 2007, the Company entered into a subscription agreement with Trulite pursuant to which both parties agreed to convert the aggregate principal balance of all five outstanding promissory notes and all accrued but unpaid interest thereon into shares of Trulite common stock. The Company converted $1,255,000 of principal and $101,540 of interest into 2,024,687 shares of Trulite common stock. For the fiscal year ended June 30, 2008, the Company earned approximately $58,000 in interest income from the five Trulite Notes. As discussed in Note 6—Sale of Properties—Other, the Company sold its interest in Trulite effective March 2008.

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

On March 31, 2006, COE executed a Promissory Note (the “COE Note”) to the Company to finance its share of development costs in Grand Isle 72, in the aggregate principal amount of up to $2.8 million. The COE Note is payable upon demand and bears interest at a per annum rate of 10%. The COE Note has been amended from time to time and on April 24, 2007, the aggregate principal amount of the COE Note was increased to $5.0 million. As of June 30, 2009, the outstanding principal balance under the COE Note was $4.3 million. For the fiscal year ended June 30, 2009, the amount of interest income was approximately $0.5 million.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Share Repurchase Program

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

17. Subsequent Events

On August 21, 2009, Guaranty Bank was closed by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation (FDIC) was named Receiver. No advance notice is given to the public when a financial institution is closed. All of our deposit accounts at Guaranty Bank were transferred to BBVA Compass and were available immediately. We understand that the terms of our Credit Agreement remain unchanged and have been assumed by BBVA Compass.

We completed our review and analysis of potential subsequent events, as of September 11, 2009, the date these financial statements were issued

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

Costs Incurred. The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated:

	Year Ended June 30,
	2009	2008	2007
Property acquisition costs:
Unproved	$—	$—	$3,571,830
Proved	1,131,582	309,000,000	—
Exploration costs	23,284,970	45,243,651	72,888,603
Developmental costs	22,889,629	76,025,586	1,453,066
Capitalized interest	—	—	1,083,693

Total costs	$47,306,181	$430,269,237	$78,997,192

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

Proved natural gas and oil reserve quantities at June 30, 2009, 2008 and 2007, and the related discounted future net cash flows before income taxes are based on estimates prepared by W.D. Von Gonten & Co. and William M. Cobb & Associates, Inc., petroleum engineering. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

The Company’s net ownership interests in estimated quantities of proved natural gas and oil reserves and changes in net proved reserves as of June 30, 2009, 2008 and 2007, all of which are located in the continental United States, are summarized below:

	Oil and Condensate	NGL's	Natural Gas
	(MBbls)	(MBbls)	(MMcf)
Proved Developed and Undeveloped Reserves as of:
June 30, 2006	11	—	3,364
Sale of reserves	(2)	—	(414)
Discoveries	1,188	—	75,662
Recoveries and revisions	6	—	1,732
Production	(39)	—	(2,452)

June 30, 2007	1,164	—	77,892

Sale of reserves	—		(13,789)
Discoveries	2,200	3,186	117,999
Purchases	1,496	2,015	78,745
Recoveries and revisions	806	2,350	41,309
Production	(187)	(112)	(10,588)

June 30, 2008	5,479	7,439	291,568

Sale of reserves	—	—	—
Discoveries	104	69	2,148
Purchases	—	—	—
Recoveries and revisions	(64)	483	7,437
Production	(515)	(590)	(20,537)

June 30, 2009	5,004	7,401	280,616

Proved Developed Reserves as of:
June 30, 2006	11	—	1,876
June 30, 2007	827	—	57,721
June 30, 2008	5,479	7,439	291,568
June 30, 2009	5,004	7,401	280,616

The large adjustment during the fiscal year ended June 30, 2007 related to discoveries is due to the exploration discoveries at Dutch #1, #2 and #3 on our lease at Eugene Island 10. The large adjustment during the fiscal year ended June 30, 2008 related to discoveries is due to the exploration discoveries at Mary Rose #1, #2, #3 and #4 on our State of Louisiana State leases. The large adjustment during the fiscal year ended June 30, 2008 related to purchases is due to the additional working interest the Company purchased in the Eugene Island 10 and State of Louisiana discoveries in a like-kind exchange, using funds from the sale of its Arkansas Fayetteville Shale properties held by a qualified intermediary. The Company purchased an additional 8.33% working interest and 6.67% net revenue interest in Dutch and an additional average 9.11% working interest and 6.67% net revenue interest in Mary Rose for $200 million on January 3, 2008. The Company also purchased an additional 0.3% overriding royalty interest in the Dutch and Mary Rose discoveries for $9.0 million on February 8, 2008. Finally, the Company purchased an additional 4.17% working interest and 3.33% net revenue interest in Dutch and an additional average 4.56% working interest and 3.33% net revenue interest in Mary Rose for $100 million on April 3, 2008.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

Standardized Measure. The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved natural gas and oil reserves as of June 30, 2009, 2008 and 2007 are shown below:

	As of June 30,
	2009	2008	2007
Future cash flows	$1,750,118,803	$5,635,443,766	$575,634,244
Future operating expenses	(248,468,246)	(211,104,075)	(56,151,152)
Future development costs	(16,225,612)	(20,712,845)	(51,478,940)
Future income tax expenses	(447,934,853)	(1,733,031,168)	(114,832,834)

Future net cash flows	1,037,490,092	3,670,595,678	353,171,318

10% annual discount for estimated timing of cash flows	(399,398,648)	(1,436,677,549)	(100,874,043)

Standardized measure of discounted future net cash flows	$638,091,444	$2,233,918,129	$252,297,275

Future cash flows represent expected revenues from production and are computed by applying fiscal year-end prices of natural gas and oil to fiscal year-end quantities of proved natural gas and oil reserves. The prices used in computing fiscal year end 2009, 2008 and 2007 future cash flows were $4.09, $14.16 and $6.45 per Mcf for natural gas, respectively; $67.98, $142.58 and $65.69 per barrel of oil, respectively; and $35.66 and $98.00 per barrel of natural gas liquids in fiscal year 2009 and 2008, respectively. The Company did not begin producing significant amounts of natural gas liquids until 2008.

Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Future development costs relate to compression charges at our EI-11H platform, abandonment costs, future development at Grand Isle 70, and recompletion costs. Grand Isle 70 has been drilled and logged, we therefore classify this well as proved developed non producing.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

Change in Standardized Measure. Changes in the standardized measure of future net cash flows relating to proved natural gas and oil reserves are summarized below:

	Year Ended June 30,
	2009	2008	2007
Changes due to current year operation:
Sales of natural gas and oil, net of natural gas and oil operating expenses	$(166,971,446)	$(118,255,500)	$(17,015,997)
Extensions and discoveries	9,053,412	1,320,872,171	326,092,883
Net change in prices and production costs	(2,246,528,398)	393,348,968	1,721,445
Change in future development costs	5,274,099	50,366,258	2,737,444
Revisions of quantity estimates	24,805,146	641,122,998	5,450,220
Purchase of reserves	—	868,101,751	—
Sale of reserves	—	(26,923,252)	(1,529,012)
Accretion of discount	318,384,235	32,917,957	885,209
Change in the timing of production rates and other	(237,994,644)	(306,888,418)	1,985,288
Changes in income taxes	698,150,911	(873,042,079)	(75,764,311)

Net change	(1,595,826,685)	1,981,620,854	244,563,169
Beginning of year	2,233,918,129	252,297,275	7,734,106

End of year	$638,091,444	$2,233,918,129	$252,297,275

For the fiscal year ended June 30, 2009 and 2008, the standardized measure decreased by approximately $238.0 million and $306.9 million, respectively, due to a change in the timing of production rates and other. This is mainly attributable to production profile differences and other imprecise assumptions. We only had two wells producing in 2007, seven wells producing in 2008, and ten wells producing in 2009. Bringing additional wells on-line required us to lower our production rates on existing wells to ensure that the capacity of the third-party operated facilities downstream were not exceeded.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Quarterly Results of Operations. The following table sets forth the results of operations by quarter for the years ended June 30, 2009 and 2008:

	Quarter Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	($000, except per share amounts)
Fiscal Year 2009:
Revenues from continuing operations	$72,721	$45,517	$36,133	$36,285
Income from continuing operations (1)	$51,198	$31,259	$2,025	$8,671
Net income attributable to common stock	$30,920	$18,917	$848	$5,176
Net income per share (2):
Basic:
Continuing operations	$1.83	$1.14	$0.05	$0.33
Diluted:
Continuing operations	$1.80	$1.12	$0.05	$0.32

Fiscal Year 2008:
Revenues from continuing operations	$9,096	$16,596	$20,559	$70,246
Income from continuing operations (1)	$5,377	$7,693	$43,965	$26,186
Net income attributable to common stock	$5,721	$111,274	$112,399	$25,964
Net income per share (2):
Basic:
Continuing operations	$0.31	$0.45	$2.70	$1.58
Discontinued operations	$0.05	$6.49	$4.27	$—
Diluted:
Continuing operations	$0.31	$0.45	$2.57	$1.52
Discontinued operations	$0.04	$6.02	$4.02	$—

(1)	Represents natural gas and oil sales, less operating expenses, exploration expenses, depreciation, depletion and amortization, impairment of natural gas and oil properties, and general and administrative expense and other income after expense for income taxes.
(2)	The sum of the individual quarterly earnings (loss) per share may not agree with year-to-date earnings (loss) per share as each quarterly computation is based on the income or loss for that quarter and the weighted average number of common shares outstanding during that quarter.