Form 10-Q
period 2009-09-30
CONTANGO OIL & GAS CO
filed 2009-11-09
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of October 31, 2009 was 15,830,480.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2009	June 30, 2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$64,779,523	$44,371,324
Accounts receivable:
Trade receivables	24,448,012	32,809,165
Advances to affiliates	5,636,626	5,494,747
Joint interest billings	2,393,004	4,515,660
Severance taxes receivable	4,393,511	3,528,402
Income taxes	—	4,221,644
Other	1,913,083	1,534,530

Total current assets	103,563,759	96,475,472

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	460,604,776	460,881,471
Unproved properties	5,982,822	2,911,258
Furniture and equipment	273,185	273,185
Accumulated depreciation, depletion and amortization	(53,814,839)	(44,952,301)

Total property, plant and equipment, net	413,045,944	419,113,613

OTHER ASSETS:
Cash and other assets held by affiliates	802,929	1,128,110
Other	299,153	324,712

Total other assets	1,102,082	1,452,822

TOTAL ASSETS	$517,711,785	$517,041,907

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2009	June 30, 2009
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$3,186,316	$8,812,677
Royalties and working interests payable	28,135,005	32,781,712
Accrued liabilities	1,707,400	3,867,579
Joint interest advances	284,392	4,056,991
Accrued exploration and development	—	120,300
Debt of affiliates	3,697,728	3,604,609
Income tax payable	5,518,527	—

Total current liabilities	42,529,368	53,243,868

DEFERRED TAX LIABILITY	109,125,915	110,964,147
ASSET RETIREMENT OBLIGATION	3,100,040	3,469,624

SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50,000,000 shares authorized, 19,638,334 shares issued and 15,828,980 outstanding at September 30, 2009 and June 30, 2009	785,533	785,533
Additional paid-in capital	76,448,244	76,321,911
Treasury stock at cost (3,809,354 shares at September 30, 2009 and June 30, 2009)	(58,639,644)	(58,639,644)
Retained earnings	344,362,329	330,896,468

Total shareholders’ equity	362,956,462	349,364,268

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$517,711,785	$517,041,907

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2009	2008
REVENUES:
Natural gas, oil and liquids sales	$35,602,471	$72,720,807

Total revenues	35,602,471	72,720,807

EXPENSES:
Operating expenses	3,456,353	4,538,362
Exploration expenses	373,933	8,092,139
Depreciation, depletion and amortization	8,956,941	6,897,414
Impairment of natural gas and oil properties	—	68,766
General and administrative expenses	1,438,541	1,926,087

Total expenses	14,225,768	21,522,768

NET INCOME BEFORE OTHER INCOME AND INCOME TAXES	21,376,703	51,198,039

OTHER INCOME (EXPENSE):
Interest expense	(156,133)	(296,157)
Interest income	147,230	424,152

NET INCOME BEFORE INCOME TAXES	21,367,800	51,326,034
Provision for income taxes	(7,901,939)	(20,405,662)

NET INCOME	13,465,861	30,920,372
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$13,465,861	$30,920,372

NET INCOME PER SHARE:
Basic	$0.85	$1.83
Diluted	$0.83	$1.80

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,827,436	16,857,198

Diluted	16,144,643	17,211,298

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,465,861	$30,920,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,956,941	6,897,414
Impairment of natural gas and oil properties	—	68,766
Exploration expenditures	543,168	7,972,904
Deferred income taxes	(1,838,232)	19,492,311
Tax benefit from exercise/cancellation of stock options	—	(120,540)
Stock-based compensation	126,333	363,679
Changes in operating assets and liabilities:
Decrease in accounts receivable and other	8,288,007	60,105,834
Increase in prepaid insurance	(361,033)	(170,107)
Increase in interest receivable	(48,763)	—
Decrease in accounts payable and advances from joint owners	(9,398,960)	(19,750,156)
Decrease in other accrued liabilities	(7,672,176)	(18,638,479)
Increase (decrease) in income taxes payable	9,740,171	(3,586,569)

Net cash provided by operating activities	21,801,317	83,555,429

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(1,718,299)	(2,258,629)
Retirement of assets	—	32,826
Investment in affiliates	325,181	—

Net cash used in investing activities	(1,393,118)	(2,225,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(15,000,000)
Tax benefit from exercise/cancellation of stock options	—	120,540
Purchase of common stock	—	(5,908,694)
Proceeds from exercised options, warrants and others	—	1,421,795

Net cash used in financing activities	—	(19,366,359)
NET INCREASE IN CASH AND CASH EQUIVALENTS	20,408,199	61,963,267
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,371,324	59,884,574

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,779,523	$121,847,841

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$—	$4,500,000

Cash paid for interest	$63,014	$212,816

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Paid-in	Treasury	Retained	Total Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at June 30, 2009	15,828,980	$785,533	$76,321,911	$(58,639,644)	$330,896,468	$349,364,268
Net income	—	—	—	—	13,465,861	$13,465,861
Expense of stock options	—	—	126,333	—	—	$126,333

Balance at September 30, 2009	15,828,980	$785,533	$76,448,244	$(58,639,644)	$344,362,329	$362,956,462

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2009. The consolidated results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

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

When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a cost center basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. No impairment charges were incurred for the three months ended September 30, 2009. For the three months ended September 30, 2008, the Company recorded an impairment charge of $68,766 due to the expiration of lease block High Island 113 at our partially-owned subsidiary, Republic Exploration LLC (“REX”).

An integral and on-going part of our business strategy is to sell our proved reserves from time to time in order to generate additional capital to reinvest in our offshore exploration programs. The Company classifies such property sales as discontinued operations.

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of September 30, 2009, the Company had approximately $64.8 million in cash and cash equivalents. Of this amount, approximately $35.7 million was invested in U.S. Treasury money market funds and the remaining $29.1 million was invested in overnight U.S. Treasury funds.

Principles of Consolidation. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly-owned subsidiaries are fully consolidated. The Company has two subsidiaries that are not wholly owned: 32.3% owned REX and 65.6% owned Contango Offshore Exploration LLC (“COE”). These subsidiaries are not controlled by the Company and are proportionately consolidated.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Recent Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on the FASB Accounting Standards Codification and the hierarchy of GAAP. This new accounting guidance codifies existing GAAP and recognizes only two levels of GAAP, authoritative and nonauthoritative. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This new accounting guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of this new guidance did not have any impact on its financial position, results of operations or cash flows.

Effective July 1, 2009, the Company adopted new accounting guidance on fair value measurements which require additional disclosures about the Company’s nonfinancial assets and liabilities, which adoption had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued new accounting guidance which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance is effective for interim reporting periods ending after June 15, 2009. Our adoption of this new guidance did not have a material impact on our financial position, results of operations or cash flows.

In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserve reporting requirements. The most significant amendments to the requirements include the following:

•	Commodity Prices – Economic producibility of reserves and discounted cash flows will be based on a 12-month average commodity price unless contractual arrangements designate the price to be used.

•	Disclosure of Unproved Reserves – Probable and possible reserves may be disclosed separately on a voluntary basis.

•	Proved Undeveloped Reserve Guidelines – Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered.

•	Reserve Estimation Using New Technologies – Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

•

Reserve Personnel and Estimation Process – Additional disclosure is required regarding the qualifications of the chief technical person who oversees our reserves estimation process. We will also be required to provide a general discussion of our internal controls used to assure the objectivity of the reserves estimate.

•	Non-Traditional Resources – The definition of oil and gas producing activities will expand and focus on the marketable product rather than the method of extraction.

The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted. We are currently evaluating the new rules and assessing the impact they will have on our reported natural gas and oil reserves. The SEC is coordinating with the FASB to obtain the revisions necessary to provide consistency with the new rules. In the event that consistency is not achieved in time for companies to comply with the new rules, the SEC has indicated that it will consider delaying the compliance date.

In June 2008, the FASB issued new accounting guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

the earnings allocation in computing earnings per share (“EPS”) under the two-class method. This new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data). The Company’s adoption of this new guidance did not have any impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued new accounting guidance which requires that most identifiable assets, liabilities and noncontrolling interests be recorded at full fair value and require noncontrolling interests to be reported as a component of equity. This new guidance is effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company’s adoption of this new guidance did not have any impact on its financial position, results of operations or cash flows.

Stock-Based Compensation. The Company applies the fair value based method to account for stock-based compensation. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes option-pricing model. The Company also classifies the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) as financing cash flows. The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model. No options were granted for the three months ended September 30, 2009. The following weighted-average assumptions were used for the 45,000 options granted during the three months ended September 30, 2008: (i) risk-free interest rate of 3.01 percent; (ii) expected life of five years; (iii) expected volatility of 53 percent and (iv) expected dividend yield of zero percent.

Under the Company’s 1999 Stock Incentive Plan, as amended (the “1999 Plan”), which expired in August 2009, the Company’s Board of Directors could grant restricted stock awards to officers or other employees of the Company. Restricted stock awards made under the 1999 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. Grants of service-based restricted stock awards are valued at our common stock price at the date of grant. The Company did not grant shares of restricted stock to any officer or director for the three months ended September 30, 2009 or 2008.

On September 15, 2009, the Company’s Board of Directors adopted the Contango Oil & Gas Company Annual Incentive Plan (the “2009 Plan”), subject to stockholder approval at the Company’s annual meeting of stockholders to take place on November 19, 2009. No shares of restricted stock or stock options have been granted under the 2009 Plan.

During the three months ended September 30, 2009 and 2008, the Company recorded stock-based compensation charges of $126,333 and $363,679, respectively, to general and administrative expense for restricted stock and option awards. These amounts do not reflect compensation actually received by the individuals, but rather represent expense recognized in the Company’s consolidated financial statements that relate to restricted stock and option awards granted in current and previous fiscal years, excluding any assumption for future forfeitures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

4. Customer Concentration Credit Risk

The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas and oil for the three months ended September 30, 2009 were ConocoPhillips Company, Shell Trading US Company, Atmos Energy Marketing, LLC, Trans Louisiana Gas Pipeline, Inc., and Enterprise Products Operating LLC. Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on our financial position, but there are numerous other potential purchasers of our production.

5. Net Income per Common Share

A reconciliation of the components of basic and diluted net income per share of common stock is presented in the tables below.

	Three Months Ended September 30, 2009
	Income	Weighted Average Shares	Per Share
Net income	$13,465,861	15,827,436	$0.85

Basic Earnings per Share:
Net income attributable to common stock	$13,465,861	15,827,436	$0.85

Effect of potential dilutive securities:
Stock options	—	315,663	—
Restricted shares	—	1,544	—

Net income	$13,465,861	16,144,643	$0.83

Diluted Earnings per Share:
Net income, attributable to common stock	$13,465,861	16,144,643	$0.83

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

5. Net Income per Common Share - continued

	Three Months Ended September 30, 2008
	Income	Weighted Average Shares	Per Share
Net income	$30,920,372	16,857,198	$1.83

Basic Earnings per Share:
Net income attributable to common stock	$30,920,372	16,857,198	$1.83

Effect of potential dilutive securities:
Stock options	—	352,030	—
Restricted shares	—	2,070	—

Net income	$30,920,372	17,211,298	$1.80

Diluted Earnings per Share:
Net income, attributable to common stock	$30,920,372	17,211,298	$1.80

6. Related Party Transactions

Effective September 1, 2008, Contango Operators, Inc. (“COI”) purchased an interest in an existing offshore lease from Juneau Exploration, L.P. (“JEX”) for $600,000.

On September 8, 2008, the Company purchased 21,754 shares of common stock from a member of its board of directors for approximately $1.3 million, or $60.81 per share, which represented the closing price of the Company’s common stock on that date.

7. Subsequent Events

Effective October 1, 2009, the Company’s wholly-owned subsidiary, Conterra Company, entered into a joint venture with Patara Oil & Gas LLC, a privately held oil and gas company, to develop proved undeveloped Cotton Valley gas reserves in Panola County, Texas. B.A. Berilgen, a member of the Company’s board of directors, is the Chief Executive Officer of Patara.

We completed our review and analysis of potential subsequent events, as of November 9, 2009, the date these financial statements were issued.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2009, previously filed with the SEC.

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

Funding exploration prospects generated by Juneau Exploration, L.P., our alliance partner. We depend primarily upon our alliance partner, Juneau Exploration, L.P. (“JEX”), for prospect generation expertise. JEX is experienced and has a successful track record in exploration.

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

Offshore Gulf of Mexico Exploration Joint Ventures

Contango, through its wholly-owned subsidiary COI, and its partially-owned subsidiaries, REX and COE, conducts exploration activities in the Gulf of Mexico. As of October 31, 2009, Contango, through COI, REX and COE, had an interest in 33 offshore leases. See “Offshore Properties” below for additional information on our offshore properties.

As of September 30, 2009, Contango owned a 32.3% equity interest in REX and a 65.6% equity interest in COE, both of which were formed for the purpose of generating exploration opportunities in the Gulf of Mexico. These companies focus on identifying prospects, acquiring leases at federal and state lease sales and then selling the prospects to Contango, subject to timed drilling obligations plus retained reversionary interests in favor of REX and COE.

Republic Exploration LLC

West Delta 36, a REX prospect, is operated by a third party. The Company depends on a third-party operator for the operation and maintenance of this production platform. As of October 31, 2009, the well was producing at an 8/8ths rate of approximately 4.3 million cubic feet equivalent per day (“Mmcfed”). REX has a 25.0% working interest (“WI”), and a 20.0% net revenue interest (“NRI”), in this well.

Contango Offshore Exploration LLC

Ship Shoal 263 (“Nautilus”), a COE prospect, was spud by COI in October 2009. Contango has a 100% WI before casing point in this well.

Grand Isle 72 (“Liberty”), another COE prospect, is operated by COI. COE has a 50% WI and a 40% NRI in this well. As of September 30, 2009, COE had borrowed $4.3 million from the Company under a promissory note (the “Note”) to fund a portion of its share of development costs at Grand Isle 72. The Note bears interest at a per annum rate of 10% and is payable upon demand. As of September 30, 2009, accrued and unpaid interest on the Note was $1.3 million.

Contango Operators, Inc

COI, a wholly-owned subsidiary of the Company, was formed for the purpose of drilling and operating exploration and development wells in the Gulf of Mexico. Additionally, COI expects to acquire significant working interests in offshore exploration and development opportunities in the Gulf of Mexico, usually under a farm-out agreement, or similar agreement, with either REX or COE. COI may also operate and acquire significant working interests in offshore exploration and development opportunities under farm-in agreements with third parties.

Nearly all of the Company’s production is from its four Dutch wells, four Mary Rose wells, and Eloise North well (located in Louisiana State Lease No. 19266#3). These nine wells produce via two platforms: the Company-owned and operated platform at Eugene Island 11 and a third-party owned and operated platform at Eugene Island 24.

Eugene Island 11 Platform

The Company’s platform at Eugene Island 11 is currently processing approximately 55.6 Mmcfed net to Contango. This platform was designed with a capacity of 500 million cubic feet per day (“Mmcfd”) and 6,000 barrels of oil per day (“bopd”). This platform services production from the Company’s four Mary Rose wells, our Eloise North well, and our Dutch #4 well. From the Eugene Island 11 platform, the gas and condensate flow to Eugene Island 63 via our pipeline, which has been designed with a capacity of 330 Mmcfd and 6,000 bopd, and then to on-shore processing facilities near Patterson, Louisiana.

Eugene Island 24 Platform

The third-party owned and operated production platform at Eugene Island 24 is currently processing approximately 36.1 Mmcfed net to Contango. This platform was designed with a capacity of 100 Mmcfd and 3,000 bopd. This platform services production from the Company’s Dutch #1, #2 and #3 wells.

Other Activities

Effective November 1, 2009, COI was awarded three lease blocks from the Western Gulf of Mexico Lease Sale No. 210 held on August 19, 2009. The Company was awarded Matagorda Island Blocks 607 and 616 (collectively, “El Duderino”) and Matagorda Island Block 617 (“Dude”).

Effective October 6, 2009, COI was awarded five leases that were bid on at the State of Texas Lease Sale held on October 6, 2009. The Company was awarded Galveston Area 248L, 276L, 277L (N/2 of NE/4), 277L (S/2 of NE/4) and 338S (collectively, “His Dudeness”).

Offshore Properties

Producing Properties. The following table sets forth the interests owned by Contango through its related entities in the Gulf of Mexico which were producing natural gas or oil as of October 31, 2009:

Area/Block	WI	NRI	Status
Contango Operators, Inc.:
Eugene Island 10 #D-1 (Dutch #1)	47.05%	38.1%	Producing
Eugene Island 10 #E-1 (Dutch #2)	47.05%	38.1%	Producing
Eugene Island 10 #F-1 (Dutch #3)	47.05%	38.1%	Producing
Eugene Island 10 #G-1 (Dutch #4)	47.05%	38.1%	Producing
S-L 18640 #1 (Mary Rose #1)	53.21%	40.5%	Producing
S-L 19266 #1 (Mary Rose #2)	53.21%	38.7%	Producing
S-L 19266 #2 (Mary Rose #3)	53.21%	38.7%	Producing
S-L 18860 #1 (Mary Rose #4)	34.58%	25.5%	Producing
S-L 19266 #3 (Eloise North #1)	36.90%	26.9%	Producing

Republic Exploration LLC
Eugene Island 113B	0.0%	3.3%	Producing
West Delta 36	25.0%	20.0%	Producing

Contango Offshore Exploration LLC:
Grand Isle 72	50.0%	40.0%	Shut-In
Ship Shoal 358, A-3 well	10.0%	7.7%	Producing

Leases. The following table sets forth the working interests owned by Contango and related entities in leases in the Gulf of Mexico as of October 31, 2009.

Area/Block	WI	Lease Date	Expiration Date
Contango Operators, Inc.:
Ship Shoal 14	50.00%	May-06	May-11
South Marsh Island 57	50.00%	May-06	May-11
South Marsh Island 59	50.00%	May-06	May-11
South Marsh Island 75	50.00%	May-06	May-11
Ship Shoal 263	25.00%	Jun-06	Jun-11
Grand Isle 70	3.65%	Jun-06	Jun-11
S-L 19261	53.21%	Feb 07	Feb 12
S-L 19396	53.21%	Jun 07	Jun 12
Eugene Island 11	53.21%	Dec 07	Dec-12
Eugene Island 56 (1)	100.00%	Jul-08	Jul-13
Galveston Area 248L	100.00%	Oct-09	Oct-14
Galveston Area 276L	100.00%	Oct-09	Oct-14
Galveston Area 277L (N/2 of NE/4)	100.00%	Oct-09	Oct-14
Galveston Area 277L (S/2 of NE/4)	100.00%	Oct-09	Oct-14
Galveston Area 338S	100.00%	Oct-09	Oct-14
Matagorda Island 607	100.00%	Nov-09	Nov-14
Matagorda Island 616	100.00%	Nov-09	Nov-14
Matagorda Island 617	100.00%	Nov-09	Nov-14

Republic Exploration LLC
South Marsh Island 57	50.00%	May-06	May-11
South Marsh Island 59	50.00%	May-06	May-11
South Marsh Island 75	50.00%	May-06	May-11
Ship Shoal 14	50.00%	May-06	May-11
East Cameron 210	100.00%	Jun-09	Jun-14
South Timbalier 97	100.00%	Jun-09	Jun-14

Contango Offshore Exploration LLC:
Ship Shoal 263	75.00%	Jun-06	Jun-11
Viosca Knoll 383	100.00%	Jun-06	Jun-11
Grand Isle 70	45.13%	Jun-06	Jun-11
East Breaks 369	(2)	Dec-03	Dec-13
East Breaks 370	100.00%	Dec-03	Dec-13
East Breaks 366	100.00%	Nov-05	Nov-15
East Breaks 410	100.00%	Nov-05	Nov-15

(1)	Dry Hole
(2)	Farm out. COE will receive a 3.67% ORRI before project payout and a 6.67% ORRI after project payout

Onshore Exploration and Properties

Effective October 1, 2009, the Company’s wholly-owned subsidiary, Conterra Company (“Conterra”), entered into a joint venture with Patara Oil & Gas LLC (“Patara”), a privately held oil and gas company, to develop proved undeveloped Cotton Valley gas reserves in Panola County, Texas. B.A. Berilgen, a member of the Company’s board of directors, is the Chief Executive Officer of Patara.

Under the terms of the joint venture agreement (the “Joint Venture Agreement”), Conterra will fund 100% of the drilling and completion costs in exchange for 90% of the net revenues. The Joint Venture Agreement contemplates drilling up to 15 wells, at an estimated 8/8ths cost of approximately $1.5 million per well. The average 8/8ths reserves per well are expected to be approximately 1.5 Bcfe (1.125 net Bcfe after a 25% royalty).

By paying all of the drilling and completion costs, the Company will be able to benefit from the associated tax deductions which are estimated to be about 75% of total drilling costs, or approximately $1.1 million per well. Upon the Company achieving a 15% per annum cash-on-cash rate of return on a basket of 15 wells, the Company’s net revenue interest converts into a 5% overriding royalty interest. The Company has the option to enter into two additional 15 well baskets to drill up to a total of 45 wells. Drilling is expected to begin prior to the end of the year.

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

Reserve Estimates. While we are reasonably certain of recovering our reported reserves, the Company’s estimates of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future natural gas and oil prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s natural gas and oil properties and/or the rate of depletion of such natural gas and oil properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at September 30, 2009 of 1% would not have a material effect on depreciation, depletion and amortization expense. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at September 30, 2009 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $0.5 million, $1.0 million and $1.5 million, respectively.

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

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based payments at fair value. Management makes assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, which are set forth in Note 2 to our consolidated financial statements.

MD&A Summary Data

The table below sets forth revenue, expense and production data for continuing operations for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008	Change
	($000)
Revenues:
Natural gas, oil and NGL sales	$35,602	$72,721	-51%

Total revenues	$35,602	$72,721	-51%

Production:
Natural gas (million cubic feet)	5,976	4,631	29%
Oil and condensate (thousand barrels)	150	117	28%
Natural gas liquids (thousand gallons)	5,967	5,218	14%

Total (million cubic feet equivalent)	7,728	6,078	27%

Natural gas (million cubic feet per day)	65.0	50.3	29%
Oil and condensate (thousand barrels per day)	1.6	1.3	23%
Natural gas liquids (thousand gallons per day)	64.9	56.7	14%

Total (million cubic feet equivalent per day)	83.9	66.2	27%

Average Sales Price:
Natural gas (per thousand cubic feet)	$3.40	$9.73	-65%
Oil and condensate (per barrel)	$68.53	$126.16	-46%
Natural gas liquids (per gallon)	$0.84	$2.46	-66%
Total (per thousand cubic feet equivalent)	$4.61	$11.96	-61%

Operating expenses	$3,456	$4,538	-24%
Exploration expenses	$374	$8,092	-95%
Depreciation, depletion and amortization	$8,957	$6,897	30%
Impairment of natural gas and oil properties	$—	$69	-100%
General and administrative expenses	$1,439	$1,926	-25%
Interest expense	$156	$296	-47%
Interest income	$147	$424	-65%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales. We reported revenues of approximately $35.6 million for the three months ended September 30, 2009, compared to revenues of approximately $72.7 million for the three months ended September 30, 2008. This decrease was principally attributable to the significant decline in natural gas, oil and condensate and NGL prices received for the three months ended September 30, 2009, partially offset by increased natural gas and oil sales from our Mary Rose #4 well which began producing in July 2008, our Eloise North well which began producing in December 2008, and our Dutch #4 well which began producing in January 2009.

For the three months ended September 30, 2009, the average price of natural gas was $3.40 per thousand cubic feet (“Mcf”) while the average price for oil and condensate was $68.53 per barrel and the average price for NGLs was $0.84 per gallon. For the three months ended September 30, 2008, the average price of natural gas was $9.73 per Mcf while the average price for oil and condensate was $126.16 per barrel and the average price for NGLs was $2.46 per gallon.

Natural Gas, Oil and NGL Production and Average Sales Prices. Our net natural gas production for the three months ended September 30, 2009 was approximately 65.0 Mmcfd, up from approximately 50.3 Mmcfd for the three months ended September 30, 2008. Net oil and condensate production for the comparable periods also increased from approximately 1,300 barrels per day to approximately 1,600 barrels per day, and our NGL production increased from approximately 56,700 gallons per day to approximately 64,900 gallons per day. This increase in natural gas, oil and NGL production was principally attributable to our Mary Rose #4 well which began producing in July 2008, our Eloise North well which began producing in December 2008, and our Dutch #4 well which began producing in January 2009. The increase in production was also attributable to our Dutch #1, #2 and #3 wells which were shut-in during all of September 2008 due to Hurricane Ike.

Operating Expenses. Lease operating expenses (“LOE”) for the three months ended September 30, 2009 were approximately $3.5 million which related mainly to continuing operations from our four Dutch wells, four Mary Rose wells, and our Eloise North well, and included approximately $1.3 million in severance taxes. Lease operating expenses for the three months ended September 30, 2008 were $4.5 million which related mainly to continuing operations from three Dutch wells and four Mary Rose wells, and included $2.4 million in severance taxes.

Exploration Expense. We reported approximately $0.4 million of exploration expense for the three months ended September 30, 2009, attributable to various geological and geophysical activities, seismic data, and delay rentals. For the three months ended September 30, 2008, we reported approximately $8.1 million of exploration expense. Of this amount, approximately $8.0 million related to the dry hole the Company drilled at West Delta 77 while the remaining $0.1 million related to various geological and geophysical activities, seismic data, and delay rentals.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended September 30, 2009 was approximately $9.0 million. For the three months ended September 30, 2008, we recorded approximately $6.9 million of depreciation, depletion and amortization. The increase in depreciation, depletion and amortization was primarily attributable to added production from newly added reserves from our Mary Rose #4, Eloise North, and Dutch #4 wells. The increase was also attributable to reduced production during all of September 2008 from our Dutch #1, #2 and #3 wells which were shut-in due to Hurricane Ike.

Impairment of Natural Gas and Oil Properties. No impairment of natural gas and oil properties was incurred during the three months ended September 30, 2009. For the three months ended September 30, 2008, the Company recorded an impairment charge of $68,766 related to the expiration of lease block High Island 113.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2009 and the three months ended September 30, 2008 were approximately $1.4 million and $1.9 million, respectively.

Major components of general and administrative expenses for the three months ended September 30, 2009 included approximately $0.7 million in salaries and benefits, $0.1 million in accounting and tax service, $0.1 million in legal, engineering and other professional fees, $0.3 million in office administration expenses, $0.1 million in insurance costs, and $0.1 million related to the cost of expensing stock options and stock grant compensation.

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

Interest Expense. We reported interest expense of $156,133 for the three months ended September 30, 2009, compared to interest expense of $296,157 for the three months ended September 30, 2008. The lower level of interest expense is attributable to the Company retiring all of its long term debt in the first quarter of fiscal year 2009. The remaining interest expense is the Company’s portion of COE’s interest expense on the Note as a result of our proportionate consolidation of COE.

Interest Income. We reported interest income of $147,230 for the three months ended September 30, 2009. This compares to $424,152 of interest income reported for the three months ended September 30, 2008. The decrease is due to higher levels of cash in September 2008. The remaining interest income is a result of COE’s Note to the Company.

Production, Prices, Operating Expenses, and Other

	Three Months Ended September 30,
	2009	2008
	(Dollar amounts in 000’s, except per Mcfe amounts)
Production Data:
Natural gas (million cubic feet)	5,976	4,631
Oil and condensate (thousand barrels)	150	117
Natural gas liquids (thousand gallons)	5,967	5,218

Total (million cubic feet equivalent)	7,728	6,078

Natural gas (million cubic feet per day)	65.0	50.3
Oil and condensate (thousand barrels per day)	1.6	1.3
Natural gas liquids (thousand gallons per day)	64.9	56.7

Total (million cubic feet equivalent per day)	83.9	66.2

Average Sales Price:
Natural gas (per thousand cubic feet)	$3.40	$9.73
Oil and condensate (per barrel)	$68.53	$126.16
Natural gas liquids (per gallon)	$0.84	$2.46
Total (per thousand cubic feet equivalent)	$4.61	$11.96

Selected data per Mcfe:
Lease operating expenses	$0.45	$0.75
General and administrative expenses	$0.19	$0.32
Depreciation, depletion and amortization of natural gas and oil properties	$1.15	$1.05

Capital Resources and Liquidity

Cash From Operating Activities. Cash flows from operating activities provided approximately $21.8 million in cash for the three months ended September 30, 2009 compared to $83.6 million for the same period in 2008. This decrease in cash provided by operating activities was attributable to the significant decline in natural gas, oil and condensate and NGL prices received for the three months ended September 30, 2009, partially offset by increased natural gas and oil sales from new discoveries.

Cash From Investing Activities. Cash flows used in investing activities for the three months ended September 30, 2009 were approximately $1.4 million, compared to using $2.2 million in investing activities for the three months ended September 30, 2008. This decrease was primarily attributable to reduced capital expenditures for drilling exploration and developmental wells.

Cash From Financing Activities. The Company used no money for financing activities for the three months ended September 30, 2009 compared to using $19.4 million for the same period in 2008. For the three months ended September 2008, the Company paid off its credit facility and repurchased common stock pursuant to our share repurchase program. These activities did not occur during the three months ended September 30, 2009.

Capital Budget. For the remaining nine months of fiscal year 2010, our capital expenditure budget calls for us to invest approximately $60 million to drill up to four wildcat exploration wells in the Gulf of Mexico and $24 million to drill 15 on-shore wells in Panola County, Texas.

Our capital expenditure budget calls for us to invest a total of $60 million to drill up to four wildcat exploration wells, at an estimated dry hole cost of approximately $15 million each, net to Contango. The Company will own approximately a 72% NRI in all four wells. In October 2009, we spud Nautilus, the first of these four wells. We expect to spud Dude in early 2010 and His Dudeness shortly thereafter. El Duderino may not be drilled, depending on the results from our Dude well.

Additionally, our capital expenditure budget calls for us to invest a total of $24 million to drill up to 15 on-shore wells in Panola County, Texas. Of this $24 million, approximately $22.5 million is for tangible and intangible drilling costs ($1.5 million per well) and $1.5 million is for leasehold acquisition costs ($100,000 per well).

The Company often reviews acquisitions and prospects presented to us by third parties and may decide to invest in one or more of these opportunities. There can be no assurance that we will invest, or that any investment entered into will be successful. These potential investments are not part of our current capital budget and would require us to invest additional capital. Natural gas and oil prices continue to be volatile and have fallen dramatically when compared to this period last year. If natural gas prices remain at their current levels, our ability to fund our planned capital expenditures may require us to borrow, or alternatively, to reduce our planned capital expenditures. As of October 31, 2009, we had approximately $52 million in cash and cash equivalents and no debt outstanding.

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

Natural Gas and Oil Reserves

The following table presents our estimated net proved, developed producing natural gas and oil reserves at September 30, 2009. The offshore reserves were based on a reserve report generated by William M. Cobb & Associates, Inc. The Company believes that having an independent and well respected third-party engineering firm prepare its reserve report enhances the credibility of our reported reserve estimates. Management is responsible for the reserve estimate disclosures in this filing, and meets regularly with our independent third-party engineer to review these reserve estimates.

Proved Reserves as of September 30, 2009
Natural Gas (MMcf)	274,322
Oil, Condensate and Natural Gas Liquids (MBbls)	12,093

Total proved reserves (Mmcfe)	346,880

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

Share Repurchase Program

In September 2008, the Company’s board of directors approved a $100 million share repurchase program. Under the program, all shares are purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases will be made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. Repurchased shares of common stock become authorized but unissued shares, and may be issued in the future for general corporate and other purposes. As of October 31, 2009, we have purchased 1,224,354 shares of our common stock at an average cost per share of $42.30, for a total expenditure of approximately $51.8 million, resulting in 15,830,480 shares of common stock outstanding and 16,514,147 fully diluted shares.

Credit Facility

On October 3, 2008, the Company and its wholly-owned subsidiaries completed the arrangement of a $50 million Hydrocarbon Borrowing Base secured revolving credit facility pursuant to a credit agreement with Guaranty Bank, as administrative agent and issuing lender (the “Credit Agreement”). The credit facility is secured by substantially all of the Company’s assets and is available to fund the Company’s exploration and development activities, as well as the repurchase of shares of the Company’s common stock, the payment of dividends, and working capital as needed. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.0% per annum. The outstanding principal amount and any accrued interest thereon is due October 3, 2010, and may be prepaid at any time in accordance with the Credit Agreement with no prepayment penalty. An arrangement fee of 0.5%, or $250,000, was paid in connection with the facility and a commitment fee of 0.5% is paid on the unused commitment amount. As of September 30, 2009, the Company had no amounts outstanding under the Credit Agreement.

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

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions could materially affect the quantities of our reserves.

There are numerous uncertainties in estimating crude oil and natural gas reserves and their value, including many factors that are beyond our control. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities of reserves shown in this report.

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

Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities of reserves shown in this report. In addition, estimates of our proved reserves may be adjusted to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond our control and may prove to be incorrect over time. As a result, our estimates may require substantial upward or downward revisions if subsequent drilling, testing and production reveal different results. Furthermore, some of the producing wells included in our reserve report have produced for a relatively short period of time. Accordingly, some of our reserve estimates are not based on a multi-year production decline curve and are calculated using a reservoir simulation model together with volumetric analysis. Any downward adjustment could indicate lower future production and thus adversely affect our financial condition, future prospects and market value.

The Company’s revenue activities are significantly concentrated in one field.

The proved reserves assigned to our Dutch and Mary Rose discoveries have nine producing well bores concentrated in one reservoir. As of October 31, 2009, this reservoir had approximately two and a half years of production history, and was producing via two pipelines and two production platforms. Reserve assessments based on only nine well bores in one reservoir with relatively limited production history are subject to significantly greater risk of downward revision than multiple well bores from a variety of mature producing reservoirs.

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

Pursuant to these provisions, the Company adopted a Stockholders Rights Plan in September 2008 that is designed to ensure that all stockholders of the Company receive fair value for their shares of common stock in a proposed takeover of the Company and to guard against coercive takeover tactics to gain control of the Company. In addition, these provisions, among other things, authorize the board of directors to:

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

Our common stock is thinly traded.

Contango has approximately 15.8 million shares of common stock outstanding, held by approximately 85 holders of record. Directors and officers own or have voting control over approximately 3.3 million shares. Since our common stock is not heavily traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Rating Risk. As of October 31, 2009, we had no long-term debt subject to the risk of loss associated with movements in interest rates.

As of September 30, 2009, we had approximately $64.8 million in cash and cash equivalents. Of this amount, approximately $35.7 million was invested in U.S. Treasury money market funds and the remaining $29.1 million was invested in overnight U.S. Treasury funds. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of September 30, 2009, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the three months ended September 30, 2009, a 10% fluctuation in the prices received for natural gas and oil production would impact our revenues by approximately $3.6 million. It could also lead to impairment of our natural gas and oil properties.

Item 4.	Controls and Procedures

Kenneth R. Peak, our Chairman, Chief Executive Officer and Chief Financial Officer, together with our Controller and Treasurer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009. Based upon that evaluation, the Company’s management concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, Chief Executive Officer, Chief Financial Officer, Controller and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CONTANGO OIL & GAS COMPANY

Date: November 9, 2009	By:	/S/ KENNETH R. PEAK
Kenneth R. Peak
Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Date: November 9, 2009	By:	/S/ LESIA BAUTINA
Lesia Bautina
Senior Vice President and Controller
(Principal Accounting Officer)