Form 10-Q
period 2009-12-31
CONTANGO OIL & GAS CO
filed 2010-02-09
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of January 31, 2010 was 15,865,480.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED DECEMBER 31, 2009

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2009	June 30, 2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$93,500,649	$44,371,324
Accounts receivable:
Trade receivables	41,804,765	32,809,165
Advances to affiliates	5,776,979	5,494,747
Joint interest billings	994,963	4,515,660
Severance taxes receivable	—	3,528,402
Income taxes	—	4,221,644
Other	4,245,435	1,534,530

Total current assets	146,322,791	96,475,472

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	492,457,547	460,881,471
Unproved properties	7,852,772	2,911,258
Furniture and equipment	273,185	273,185
Accumulated depreciation, depletion and amortization	(63,067,273)	(44,952,301)

Total property, plant and equipment, net	437,516,231	419,113,613

OTHER ASSETS:
Cash and other assets held by affiliates	813,929	1,128,110
Other	273,320	324,712

Total other assets	1,087,249	1,452,822

TOTAL ASSETS	$584,926,271	$517,041,907

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2009	June 30, 2009
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$16,506,478	$8,812,677
Royalties and working interests payable	38,705,898	32,781,712
Accrued liabilities	2,457,816	3,867,579
Joint interest advances	269,991	4,056,991
Accrued exploration and development	16,936,683	120,300
Debt of affiliates	3,789,846	3,604,609
Income tax payable	7,617,118	—

Total current liabilities	86,283,830	53,243,868

DEFERRED TAX LIABILITY	113,151,541	110,964,147
ASSET RETIREMENT OBLIGATION	3,081,805	3,469,624

SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50,000,000 shares authorized, 19,674,834 shares issued and 15,865,480 outstanding at December 31, 2009, 19,638,334 shares issued and 15,828,980 outstanding at June 30, 2009,	786,992	785,533
Additional paid-in capital	76,788,144	76,321,911
Treasury stock at cost (3,809,354 shares at December 31, 2009 and June 30, 2009)	(58,639,644)	(58,639,644)
Retained earnings	363,473,603	330,896,468

Total shareholders’ equity	382,409,095	349,364,268

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$584,926,271	$517,041,907

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
REVENUES:
Natural gas, oil and liquids sales	$46,080,370	$45,516,589	$81,682,841	$118,237,396

Total revenues	46,080,370	45,516,589	81,682,841	118,237,396

EXPENSES:
Operating expenses	4,086,283	5,413,883	7,542,636	9,952,245
Exploration expenses (credit)	204,025	(461,258)	577,958	7,630,882
Depreciation, depletion and amortization	9,387,430	6,350,014	18,344,371	13,247,428
Lease expirations	—	377,652	—	446,417
General and administrative expenses	1,741,171	2,577,152	3,179,712	4,503,238

Total expenses	15,418,909	14,257,443	29,644,677	35,780,210

NET INCOME BEFORE OTHER INCOME AND INCOME TAXES	30,661,461	31,259,146	52,038,164	82,457,186

OTHER INCOME (EXPENSE):
Interest expense	(155,131)	(146,263)	(311,264)	(442,421)
Interest income	151,075	179,361	298,305	603,513

NET INCOME BEFORE INCOME TAXES	30,657,405	31,292,244	52,025,205	82,618,278
Provision for income taxes	(11,546,131)	(12,375,657)	(19,448,070)	(32,781,319)

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$19,111,274	$18,916,587	$32,577,135	$49,836,959

NET INCOME PER SHARE:
Basic	$1.21	$1.14	$2.06	$2.98
Diluted	$1.18	$1.12	$2.02	$2.92

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,834,414	16,598,297	15,830,933	16,727,475

Diluted	16,132,517	16,899,619	16,126,433	17,071,192

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,577,135	$49,836,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	18,344,371	13,247,428
Lease expirations	—	446,417
Exploration expenditures	552,948	7,123,043
Deferred income taxes	2,187,394	(382,523)
Tax benefit from exercise/cancellation of stock options	(21,914)	(229,761)
Stock-based compensation	323,079	811,065
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other	(8,171,402)	45,676,247
Increase in prepaid insurance	(272,136)	(64,221)
Decrease in interest receivable	6,004	1,139,412
Decrease in accounts payable and advances from joint owners	(9,035,932)	(29,761,786)
Increase (decrease) in other accrued liabilities	8,042,644	(31,442,757)
Increase in income taxes payable	11,860,676	27,663,552

Net cash provided by operating activities	56,392,867	84,063,075

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(8,022,366)	(20,626,040)
Additions to furniture and equipment	—	8,699
Investment in affiliates	614,211	(992,083)

Net cash used in investing activities	(7,408,155)	(21,609,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(15,000,000)
Tax benefit from exercise/cancellation of stock options	21,914	229,761
Purchase of common stock	—	(31,794,019)
Debt issuance costs	—	(250,000)
Proceeds from exercised options, warrants and others	122,699	1,522,579

Net cash provided by (used in) financing activities	144,613	(45,291,679)
NET INCREASE IN CASH AND CASH EQUIVALENTS	49,129,325	17,161,972
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,371,324	59,884,574

CASH AND CASH EQUIVALENTS, END OF PERIOD	$93,500,649	$77,046,546

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$5,400,000	$—

Cash paid for interest	$126,027	$273,608

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2009	15,828,980	$785,533	$76,321,911	$(58,639,644)	$330,896,468	$349,364,268
Net income	—	—	—	—	13,465,861	13,465,861
Expense of stock options	—	—	126,333	—	—	126,333

Balance at September 30, 2009	15,828,980	$785,533	$76,448,244	$(58,639,644)	$344,362,329	$362,956,462

Exercise of stock options	36,500	1,459	121,240			122,699
Tax benefit of exercising stock options	—	—	21,914	—	—	21,914
Issuance of restricted common stock	—	—	72,182	—	—	72,182
Net income	—	—	—	—	19,111,274	19,111,274
Expense of stock options	—	—	124,564	—	—	124,564

Balance at December 31, 2009	15,865,480	$786,992	$76,788,144	$(58,639,644)	$363,473,603	$382,409,095

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2009. The consolidated results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

2. Summary of Significant Accounting Policies

The application of GAAP involves certain assumptions, judgments, choices and estimates that affect reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. Contango’s significant accounting policies are described below.

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

When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a cost center basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. No impairment charges were incurred for the six months ended December 31, 2009 or 2008.

An integral and on-going part of our business strategy is to sell our proved reserves from time to time in order to generate additional capital to reinvest in our offshore exploration programs. The Company classifies such property sales as discontinued operations.

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of December 31, 2009, the Company had approximately $93.5 million in cash and cash equivalents. Of this amount, approximately $65.7 million was invested in U.S. Treasury money market funds and the remaining $27.8 million was invested in overnight U.S. Treasury funds.

Principles of Consolidation. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly-owned subsidiaries are fully consolidated. The Company has two subsidiaries that are not wholly owned: 32.3% owned Republic Exploration, LLC (“REX”) and 65.6% owned Contango Offshore Exploration LLC (“COE”). These subsidiaries are not controlled by the Company and are proportionately consolidated.

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

In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserve reporting requirements. The most significant amendments to the requirements include the following:

•

Commodity Prices—Economic producibility of reserves and discounted cash flows will be based on a 12-month average commodity price calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, unless contractual arrangements designate the price to be used.

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

Stock-Based Compensation. The Company applies the fair value based method to account for stock-based compensation. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes option-pricing model. The Company also classifies the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) as financing cash flows. The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model. No options were granted for the six months ended December 31, 2009. The following weighted-average assumptions were used for the 60,000 options granted during the six months ended December 31, 2008: (i) risk-free interest rate of 3.01 percent; (ii) expected life of five years; (iii) expected volatility of 53 percent and (iv) expected dividend yield of zero percent.

On September 15, 2009, the Company’s Board of Directors adopted the Contango Oil & Gas Company Annual Incentive Plan (the “2009 Plan”), which was approved by shareholders on November 19, 2009. Under the 2009 Plan, the Company’s Board of Directors can grant restricted stock awards to officers or other employees of the Company. Restricted stock awards made under the 2009 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. Grants of service-based restricted stock awards are valued at our common stock price at the date of grant. The Company did not grant shares of restricted stock to any officer or director for the six months ended December 31, 2009. For the six months ended December 31, 2008, the Company granted 3,088 shares of restricted stock to its Board of Directors as part of its annual compensation. These shares vested over a period of one year.

During the six months ended December 31, 2009 and 2008, the Company recorded stock-based compensation charges of $323,079 and $811,065, respectively, to general and administrative expense for restricted stock and option awards. These amounts do not reflect compensation actually received by the individuals, but rather represent expense recognized in the Company’s consolidated financial statements that relate to restricted stock and option awards granted in current and previous fiscal years, excluding any assumption for future forfeitures.

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

4. Customer Concentration Credit Risk

The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas and oil for the six months ended December 31, 2009 were ConocoPhillips Company, Shell Trading US Company, Atmos Energy Marketing, LLC, Trans Louisiana Gas Pipeline, Inc., and Enterprise Products Operating LLC. Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on our financial position, but there are numerous other potential purchasers of our production.

5. Net Income per Common Share

A reconciliation of the components of basic and diluted net income per share of common stock is presented in the tables below.

	Three Months Ended December 31, 2009			Three Months Ended December 31, 2008
	Income	Weighted Average Shares	Per Share	Income	Weighted Average Shares	Per Share
Net income	$19,111,274	15,834,414	$1.21	$18,916,587	16,598,297	$1.14

Basic Earnings per Share:
Net income attributable to common stock	$19,111,274	15,834,414	$1.21	$18,916,587	16,598,297	$1.14

Effect of potential dilutive securities:
Stock options	—	298,103	—	—	299,778	—
Restricted shares	—	—	—	—	1,544	—

Net income	$19,111,274	16,132,517	$1.18	$18,916,587	16,899,619	$1.12

Diluted Earnings per Share:
Net income, attributable to common stock	$19,111,274	16,132,517	$1.18	$18,916,587	16,899,619	$1.12

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Net Income per Common Share – continued

	Six Months Ended December 31, 2009			Six Months Ended December 31, 2008
	Income	Weighted Average Shares	Per Share	Income	Weighted Average Shares	Per Share
Net income	$32,577,135	15,830,933	$2.06	$49,836,959	16,727,475	$2.98

Basic Earnings per Share:
Net income attributable to common stock	$32,577,135	15,830,933	$2.06	$49,836,959	16,727,475	$2.98

Effect of potential dilutive securities:
Stock options	—	295,500	—	—	342,173	—
Restricted shares	—	—	—	—	1,544	—

Net income	$32,577,135	16,126,433	$2.02	$49,836,959	17,071,192	$2.92

Diluted Earnings per Share:
Net income, attributable to common stock	$32,577,135	16,126,433	$2.02	$49,836,959	17,071,192	$2.92

6. Subsequent Events

We completed our review and analysis of potential subsequent events, as of February 9, 2010, the date these financial statements were issued. No subsequent events were identified.

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

Cautionary Statement about Forward-Looking Statements

Some of the statements made in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. These include such matters as:

•	Our financial position.

•	Business strategy, including outsourcing.

•	Meeting our forecasts and budgets.

•	Anticipated capital expenditures.

•	Drilling of wells.

•	Natural gas and oil production and reserves.

•	Timing and amount of future discoveries (if any) and production of natural gas and oil.

•	Operating costs and other expenses.

•	Cash flow and anticipated liquidity.

•	Prospect development.

•	Property acquisitions and sales.

Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These factors include:

•	Low and/or declining prices for natural gas and oil.

•	Natural gas and oil price volatility.

•	Operational constraints, start-up delays and production shut-ins at both operated and non-operated production platforms, pipelines and gas processing facilities.

•	The risks associated with acting as the operator in drilling deep high pressure and temperature wells in the Gulf of Mexico.

•

The risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes, especially in prospects in which the Company has made a large capital commitment relative to the size of the Company’s capitalization structure.

•	The timing and successful drilling and completion of natural gas and oil wells.

•	Availability of capital and the ability to repay indebtedness when due.

•	Availability of rigs and other operating equipment.

•	Ability to raise capital to fund capital expenditures.

•	Timely and full receipt of sale proceeds from the sale of our production.

•	The ability to find, acquire, market, develop and produce new natural gas and oil properties.

•	Interest rate volatility.

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures.

•	Operating hazards attendant to the natural gas and oil business.

•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance.

•	Potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps.

•	Weather.

•	Availability and cost of material and equipment.

•	Delays in anticipated start-up dates.

•	Actions or inactions of third-party operators of our properties.

•	Actions or inactions of third-party operators of pipelines or processing facilities.

•	The ability to find and retain skilled personnel.

•	Strength and financial resources of competitors.

•	Federal and state regulatory developments and approvals.

•	Environmental risks.

•	Worldwide economic conditions.

•	The ability to construct and operate offshore infrastructure, including pipeline and production facilities.

•	The continued compliance by the Company with various pipeline and gas processing plant specifications for the gas and condensate produced by the Company.

•	Drilling and operating costs, production rates and ultimate reserve recoveries in our Eugene Island 10 (“Dutch”) and State of Louisiana (“Mary Rose”) acreage.

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

Offshore Gulf of Mexico Exploration Joint Ventures

Contango, through its wholly-owned subsidiary COI, and its partially-owned subsidiaries, REX and COE, conducts exploration activities in the Gulf of Mexico. As of January 31, 2010, Contango, through COI, REX and COE, had an interest in 32 offshore leases. See “Offshore Properties” below for additional information on our offshore properties.

As of December 31, 2009, Contango owned a 32.3% equity interest in REX and a 65.6% equity interest in COE, both of which were formed for the purpose of generating exploration opportunities in the Gulf of Mexico. These companies focus on identifying prospects, acquiring leases at federal and state lease sales and then selling the prospects to Contango, subject to timed drilling obligations plus retained reversionary interests in favor of REX and COE.

Republic Exploration LLC

West Delta 36, a REX prospect, is operated by a third party. The Company depends on a third-party operator for the operation and maintenance of this production platform. The well is currently producing at an 8/8ths rate of approximately 3.3 million cubic feet equivalent per day (“Mmcfed”). REX has a 25.0% working interest (“WI”), and a 20.0% net revenue interest (“NRI”), in this well.

Contango Offshore Exploration LLC

Ship Shoal 263 (“Nautilus”), a COE prospect, was spud by COI in October 2009. In January 2010, the Company announced a successful well at this prospect. The Company has a working interest of approximately 94% and a net revenue interest of approximately 74% in this well, inclusive of its investment in COE. Production is expected to begin by mid-summer 2010 at an estimated rate of 20 Mmcfed, net to Contango. Costs net to Contango to lease, drill, complete, and bring this well to full production status are expected to be approximately $27 million.

Grand Isle 70, another COE prospect, was drilled by COI in July 2006. The well has been temporarily abandoned ever since while alternative development scenarios were being evaluated. Effective December 31, 2009 the Company and COE sold their respective interests in Grand Isle 70 to an independent third-party oil and gas company in exchange for an overriding royalty interest. Simultaneously, all overriding royalty interests were sold to JEX for approximately $100,000.

Grand Isle 72 (“Liberty”), another COE prospect, is operated by COI. COE has a 50% WI and a 40% NRI in this well. This well is currently shut-in and the Company expects to plug and abandon Grand Isle 72 prior to the end of the fiscal year.

As of December 31, 2009, COE had borrowed $4.3 million from the Company under a promissory note (the “Note”). The Note bears interest at a per annum rate of 10% and is payable upon demand. As of December 31, 2009, accrued and unpaid interest on the Note was $1.3 million.

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

Nearly all of the Company’s production is from its four Dutch wells, four Mary Rose wells, and Eloise North well, all located on federal and State of Louisiana leases in the shallow water of the Gulf of Mexico. These nine wells produce via two platforms: the Company-owned and operated platform at Eugene Island 11 and a third-party owned and operated platform at Eugene Island 24.

Eugene Island 11 Platform

The Company’s platform at Eugene Island 11 is currently processing approximately 50.0 Mmcfed net to Contango. This platform was designed with a capacity of 500 million cubic feet per day (“Mmcfd”) and 6,000 barrels of oil per day (“bopd”). This platform services production from the Company’s four Mary Rose wells, our Eloise North well, and our Dutch #4 well. From the Eugene Island 11 platform, the gas and condensate flow to Eugene Island 63 via our pipeline, which has been designed with a capacity of 330 Mmcfd and 6,000 bopd, and then to on-shore processing facilities near Patterson, Louisiana.

Eugene Island 24 Platform

The third-party owned and operated production platform at Eugene Island 24 is currently processing approximately 33.0 Mmcfed net to Contango. This platform was designed with a capacity of 100 Mmcfd and 3,000 bopd. This platform services production from the Company’s Dutch #1, #2 and #3 wells.

Other Activities

Effective November 1, 2009, COI was awarded three lease blocks from the Western Gulf of Mexico Lease Sale No. 210 held on August 19, 2009. COI bid approximately $1.7 million for such leases. The Company was awarded Matagorda Island Blocks 607 and 616 (collectively, “El Duderino”) and Matagorda Island Block 617 (“Dude”).

Effective October 6, 2009, COI was awarded five leases from the State of Texas Lease Sale held on October 6, 2009. COI bid approximately $800,000 for such leases. The Company was awarded Galveston Area 248L, 276L, 277L (N/2 of NE/4), 277L (S/2 of NE/4) and 338S (collectively, “His Dudeness”).

Offshore Properties

Producing Properties. The following table sets forth the interests owned by Contango through its related entities in the Gulf of Mexico which were producing natural gas or oil as of January 31, 2010:

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

Leases. The following table sets forth the working interests owned by Contango and related entities in other non-developed leases in the Gulf of Mexico as of January 31, 2010.

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

As of January 31, 2010, Patara had drilled, logged and set casing on three wells. Two of these three wells are currently producing at an 8/8ths rate of approximately 2.5 Mmcfed (2.25 Mmcfed net to Contango). The third well will be completed in approximately two weeks. Patara is currently drilling ahead on its fourth and fifth wells. As of December 31, 2009, the Company had invested approximately $5.7 million in this on-shore drilling program.

Employees

Effective March 1, 2010, the Company will outsource its human resources function to Administaff Companies II, LP (“Administaff”) and all of the Company’s employees will become co-employees of Administaff.

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

Reserve Estimates. While we are reasonably certain of recovering our reported reserves, the Company’s estimates of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future natural gas and oil prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s natural gas and oil properties and/or the rate of depletion of such natural gas and oil properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at December 31, 2009 of 1% would not have a material effect on depreciation, depletion and amortization expense. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at December 31, 2009 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $0.9 million, $2.0 million and $3.1 million, respectively.

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

MD&A Summary Data

The table below sets forth revenue, expense and production data for continuing operations for the three and six months ended December 31, 2009 and 2008.

	Three Months Ended December 31,			Six Months Ended December 31,
	2009	2008	Change	2009	2008	Change
Revenues:	($000)			($000)
Natural gas, oil and NGL sales	$46,080	$45,517	1%	$81,683	$118,237	-31%

Total revenues	$46,080	$45,517	1%	$81,683	$118,237	-31%

Production:
Natural gas (million cubic feet)	5,971	4,427	35%	11,947	9,058	32%
Oil and condensate (thousand barrels)	148	98	51%	297	216	38%
Natural gas liquids (thousand gallons)	7,837	5,609	40%	13,804	10,827	27%

Total (million cubic feet equivalent)	7,979	5,816	37%	15,701	11,901	32%

Natural gas (million cubic feet per day)	64.9	48.1	35%	64.9	49.2	32%
Oil and condensate (thousand barrels per day)	1.6	1.1	45%	1.6	1.2	33%
Natural gas liquids (thousand gallons per day)	85.2	61.0	40%	75.0	58.8	27%

Total (million cubic feet equivalent per day)	86.7	63.4	37%	85.2	64.8	31%

Average Sales Price:
Natural gas (per thousand cubic feet)	$4.45	$7.90	-44%	$3.92	$8.84	-56%
Oil and condensate (per barrel)	$75.11	$56.88	32%	$71.79	$94.58	-24%
Natural gas liquids (per gallon)	$1.08	$0.88	23%	$0.98	$1.64	-40%

Total (per thousand cubic feet equivalent)	$5.78	$7.83	-26%	$5.20	$9.94	-48%

Operating expenses	$4,086	$5,414	-25%	$7,543	$9,952	-24%
Exploration expenses (credit)	$204	$(461)	-144%	$578	$7,631	-92%
Depreciation, depletion and amortization	$9,387	$6,350	48%	$18,344	$13,247	38%
Lease expiration expense	$—	$378	-100%	$—	$446	-100%
General and administrative expenses	$1,741	$2,577	-32%	$3,180	$4,503	-29%
Interest expense	$155	$146	6%	$311	$442	-30%
Interest income	$151	$179	-16%	$298	$603	-51%

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales. We reported revenues of approximately $46.1 million for the three months ended December 31, 2009, compared to revenues of approximately $45.5 million for the three months ended December 31, 2008. This increase was principally attributable to increased natural gas, oil and natural gas liquids sales from our Eloise North well which began producing in December 2008 and our Dutch #4 well which began producing in January 2009. Also contributing to the increase was increased production from our Dutch #1, #2 and #3 wells which were shut-in during all of October and the majority of November 2008 due to Hurricane Ike as well as higher prices received for oil and NGLs. This increase in sales was partially offset by a significant decline in natural gas prices received for the three months ended December 31, 2009.

Average Sales Prices. For the three months ended December 31, 2009, the average price of natural gas was $4.45 per thousand cubic feet (“Mcf”) while the average price for oil and condensate was $75.11 per barrel and the average price for NGLs was $1.08 per gallon. For the three months ended December 31, 2008, the average price of natural gas was $7.90 per Mcf while the average price for oil and condensate was $56.88 per barrel and the average price for NGLs was $0.88 per gallon.

Natural Gas, Oil and NGL Production. Our net natural gas production for the three months ended December 31, 2009 was approximately 64.9 Mmcfd, up from approximately 48.1 Mmcfd for the three months ended December 31, 2008. Net oil and condensate production for the comparable periods also increased from approximately 1,100 barrels per day to approximately 1,600 barrels per day, and our NGL production increased from approximately 61,000 gallons per day to approximately 85,200 gallons per day. This increase in natural gas, oil and NGL production was principally attributable to our Eloise North well which began producing in December 2008, and our Dutch #4 well which began producing in January 2009. The increase in production was also attributable to our Dutch #1, #2 and #3 wells which were shut-in during all of October and the majority of November 2008 due to Hurricane Ike.

Operating Expenses. Lease operating expenses (“LOE”) for the three months ended December 31, 2009 were approximately $4.1 million, which related mainly to continuing operations from our four Dutch wells, four Mary Rose wells, and our Eloise North well, and included approximately $1.4 million in Louisiana state severance taxes. Lease operating expenses for the three months ended December 31, 2008 were $5.4 million, which related mainly to continuing operations from three Dutch wells and four Mary Rose wells, and included approximately $1.6 million of Louisiana state severance taxes.

Exploration Expense. We reported $204,025 of exploration expense for the three months ended December 31, 2009, attributable to various geological and geophysical activities, seismic data, and delay rentals. For the three months ended December 31, 2008, we reported a credit of $461,258 for exploration expense. This credit is mainly attributable to an over accrual of drilling costs for West Delta 77 in the previous quarter.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended December 31, 2009 was approximately $9.4 million. For the three months ended December 31, 2008, we recorded approximately $6.4 million of depreciation, depletion and amortization. The increase in depreciation, depletion and amortization was primarily attributable to added production from newly added reserves from our Eloise North and Dutch #4 wells. The increase was also attributable to reduced production during all of October and the majority of November 2008 from our Dutch #1, #2 and #3 wells which were shut-in due to Hurricane Ike.

Lease Expiration Expense. No lease expiration expense was recorded during the three months ended December 31, 2009. For the three months ended December 31, 2008, the Company recorded lease expiration expense of $377,652 related to the expiration of lease blocks at East Breaks 283, East Breaks 369, East Breaks 370 and High Island A16.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2009 and the three months ended December 31, 2008 were approximately $1.7 million and $2.6 million, respectively.

Major components of general and administrative expenses for the three months ended December 31, 2009 included approximately $1.2 million in salaries and benefits, $0.1 million in accounting, tax, legal, engineering and other professional fees, $0.1 million in office administration expenses, $0.1 million in insurance costs, and $0.2 million related to the cost of expensing stock options and stock grant compensation.

Major components of general and administrative expenses for the three months ended December 31, 2008 included approximately $1.1 million in State of Louisiana franchise taxes, $0.6 million in salaries and benefits, $0.3 million in accounting, tax, legal, engineering and other professional fees, $0.1 million in office administration expenses, $0.1 million in insurance costs, and $0.4 million related to the cost of expensing stock options and stock grant compensation.

Interest Expense. We reported interest expense of $155,131 for the three months ended December 31, 2009, compared to interest expense of $146,263 for the three months ended December 31, 2008. This interest expense is the Company’s portion of COE’s interest expense on the Note as a result of our proportionate consolidation of COE.

Interest Income. We reported interest income of $151,075 for the three months ended December 31, 2009, compared to $179,361 of interest income reported for the three months ended December 31, 2008. Both periods include interest income as a result of the loan made by the Company to COE. Interest for the three months ended December 31, 2008 is slightly higher due to interest on cash deposits during a period of higher interest rates.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales. We reported revenues of approximately $81.7 million for the six months ended December 31, 2009, compared to revenues of approximately $118.2 million for the six months ended December 31, 2008. This decrease was principally attributable to the significant decline in natural gas, oil and condensate and NGL prices received for the six months ended December 31, 2009, partially offset by increased natural gas and oil sales from our Mary Rose #4 well which began producing in July 2008, our Eloise North well which began producing in December 2008, and our Dutch #4 well which began producing in January 2009. The decrease in sales was also offset by increased production from our Dutch #1, #2 and #3 wells which were shut-in during all of September, October and the majority of November 2008 due to Hurricane Ike.

Average Sales Prices. For the six months ended December 31, 2009, the average price of natural gas was $3.92 per Mcf while the average price for oil and condensate was $71.79 per barrel and the average price for NGLs was $0.98 per gallon. For the six months ended December 31, 2008, the average price of natural gas was $8.84 per Mcf while the average price for oil and condensate was $94.58 per barrel and the average price for NGLs was $1.64 per gallon.

Natural Gas, Oil and NGL Production. Our net natural gas production for the six months ended December 31, 2009 was approximately 64.9 Mmcfd, up from approximately 49.2 Mmcfd for the six months ended December 31, 2008. Net oil and condensate production for the comparable periods also increased from approximately 1,200 barrels per day to approximately 1,600 barrels per day, and our NGL production increased from approximately 58,800 gallons per day to approximately 75,000 gallons per day. This increase in natural gas, oil and NGL production was principally attributable to our Mary Rose #4 well which began producing in July 2008, our Eloise North well which began producing in December 2008, and our Dutch #4 well which began producing in January 2009. The increase in production was also attributable to our Dutch #1, #2 and #3 wells which were shut-in during all of September, October and the majority of November 2008 due to Hurricane Ike.

Operating Expenses. LOE for the six months ended December 31, 2009 were approximately $7.5 million which related mainly to continuing operations from our four Dutch wells, four Mary Rose wells, and our Eloise North well, and included approximately $2.7 million in Louisiana state severance taxes. Lease operating expenses for the six months ended December 31, 2008 were $10.0 million which related mainly to continuing operations from three Dutch wells and four Mary Rose wells, and included $4.0 million in severance taxes.

Exploration Expense. We reported $577,958 of exploration expense for the six months ended December 31, 2009, attributable to various geological and geophysical activities, seismic data, and delay rentals. For the six months ended December 31, 2008, we reported approximately $7.6 million of exploration expense. Of this amount, approximately $7.1 million related to the dry hole the Company drilled at West Delta 77 while the remaining $0.5 million related to various geological and geophysical activities, seismic data, and delay rentals.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the six months ended December 31, 2009 was approximately $18.3 million. For the six months ended December 31, 2008, we recorded approximately $13.2 million of depreciation, depletion and amortization. The increase in depreciation, depletion and amortization was primarily attributable to added production from newly added reserves from our Mary Rose #4, Eloise North, and Dutch #4 wells. The increase was also attributable to reduced production during all of September, October and the majority of November 2008 from our Dutch #1, #2 and #3 wells which were shut-in due to Hurricane Ike.

Lease Expiration Expense. No lease expiration expense was recorded during the six months ended December 31, 2009. For the six months ended December 31, 2008, the Company recorded lease expiration expense of $446,417 related to the expiration of lease blocks High Island 113, East Breaks 283, East Breaks 369, East Breaks 370 and High Island A16.

General and Administrative Expenses. General and administrative expenses for the six months ended December 31, 2009 and the six months ended December 31, 2008 were approximately $3.2 million and $4.5 million, respectively.

Major components of general and administrative expenses for the six months ended December 31, 2009 included approximately $1.9 million in salaries and benefits, $0.4 million in accounting, tax, legal, engineering and other professional fees, $0.4 million in office administration expenses, $0.2 million in insurance costs, and $0.3 million related to the cost of expensing stock options and stock grant compensation.

Major components of general and administrative expenses for the six months ended December 31, 2008 included approximately $1.1 million in State of Louisiana franchise taxes, $1.1 million in salaries and benefits, $1.0 million in accounting, tax, legal, engineering and other professional fees, $0.2 million in office administration expenses, $0.3 million in insurance costs, and $0.8 million related to the cost of expensing stock options and stock grant compensation.

Interest Expense. We reported interest expense of $311,264 for the six months ended December 31, 2009, compared to interest expense of $442,421 for the six months ended December 31, 2008. This interest expense is the Company’s portion of COE’s interest expense on the Note as a result of our proportionate consolidation of COE.

Interest Income. We reported interest income of $298,305 for the six months ended December 31, 2009 which mainly relates to the loan the Company made to COE. For the six months ended December 31, 2008, we reported interest income of $603,513. Of this amount, approximately $300,000 relates to the loan the Company made to COE, and approximately $300,000 relates to interest on cash deposits during a period of higher interest rates.

Production, Prices, Operating Expenses, and Other

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(Dollar amounts in 000’s, except per Mcfe amounts)		(Dollar amounts in 000’s, except per Mcfe amounts)
Production Data:
Natural gas (million cubic feet)	5,971	4,427	11,947	9,058
Oil and condensate (thousand barrels)	148	98	297	216
Natural gas liquids (thousand gallons)	7,837	5,609	13,804	10,827

Total (million cubic feet equivalent)	7,979	5,816	15,701	11,901

Natural gas (million cubic feet per day)	64.9	48.1	64.9	49.2
Oil and condensate (thousand barrels per day)	1.6	1.1	1.6	1.2
Natural gas liquids (thousand gallons per day)	85.2	61.0	75.0	58.8

Total (million cubic feet equivalent per day)	86.7	63.4	85.2	64.8

Average Sales Price:
Natural gas (per thousand cubic feet)	$4.45	$7.90	$3.92	$8.84
Oil and condensate (per barrel)	$75.11	$56.88	$71.79	$94.58
Natural gas liquids (per gallon)	$1.08	$0.88	$0.98	$1.64

Total (per thousand cubic feet equivalent)	$5.78	$7.83	$5.20	$9.94

Selected data per Mcfe:
Lease operating expenses	$0.50	$0.66	$0.47	$0.70
General and administrative expenses	$0.22	$0.44	$0.20	$0.38
Depreciation, depletion and amortization of natural gas and oil properties	$1.16	$1.07	$1.15	$1.06

Capital Resources and Liquidity

Cash From Operating Activities. Cash flows from operating activities provided approximately $56.4 million in cash for the six months ended December 31, 2009 compared to $84.1 million for the same period in 2008. This decrease in cash provided by operating activities was attributable to the significant decline in natural gas, oil and condensate and NGL prices received for the six months ended December 31, 2009, partially offset by increased natural gas and oil sales from new discoveries.

Cash From Investing Activities. Cash flows used in investing activities for the six months ended December 31, 2009 were approximately $7.4 million, compared to using $21.6 million in investing activities for the six months ended December 31, 2008. This decrease was primarily attributable to reduced capital expenditures for drilling exploration and developmental wells.

Cash From Financing Activities. Cash flows provided by financing activities for the six months ended December 31, 2009 were $144,613, compared to using $45.3 million for the same period in 2008. During the six months ended December 31, 2008, the Company paid off its credit facility and repurchased common stock pursuant to our share repurchase program. These activities did not occur during the six months ended December 31, 2009.

Capital Budget. For the calendar year 2010, the Company’s capital expenditure budget has increased to approximately $125 million. Of this $125 million:

•

We will invest approximately $72.5 million to drill up to six off-shore wells in the Gulf of Mexico. Three of these six wells are Dude, His Dudeness and El Duderino. Depending on the results of the Dude well, the Company may decide to delay or postpone drilling His Dudeness and El Duderino. The Company has a 100% dry-hole cost working interest and a 72% net revenue interest in these three wells. The remaining three offshore wells are possible farm-ins with terms under negotiation. If successful in farming in these three prospects, we would attempt to spud four of the six wells prior to our fiscal year-end of June 30.

•

We will invest approximately $27.0 million to drill, complete, build a platform, lay a pipeline, build facilities and hook up our Nautilus discovery (Approximately $13.0 million in drilling costs was paid in January 2010).

•

We will invest approximately $21.0 million to drill 13 additional on-shore wells in Panola County, Texas under our joint venture with Patara Oil & Gas LLC (Approximately $1.8 million was paid in January 2010).

•	We will invest approximately $3.0 million to drill up to two conventional on-shore Texas prospects that are currently under farm-in negotiations.

•	We will invest approximately $1.5 million to plug and abandon Grand Isle 72.

Should any of the above prospects prove to be successful, the Company will have the opportunity to invest additional capital to complete and bring the potential discoveries to production. The Company often reviews acquisitions and prospects presented to us by third parties and may decide to invest in one or more of these opportunities. There can be no assurance that we will invest, or that any investment entered into will be successful. These potential investments are not part of our current capital budget and would require us to invest additional capital. Natural gas and oil prices continue to be volatile and have fallen dramatically when compared to this period last year. If natural gas prices remain at their current levels, our ability to fund our planned capital expenditures may require us to borrow, or alternatively, to reduce our planned capital expenditures. As of January 31, 2010, we had approximately $93.5 million in cash and cash equivalents and no debt outstanding.

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

Natural Gas and Oil Reserves

The following table presents our estimated net proved, developed producing natural gas and oil reserves at December 31, 2009. The offshore reserves were based on a reserve report generated by William M. Cobb & Associates, Inc. The Company believes that having an independent and well respected third-party engineering firm prepare its reserve report enhances the credibility of our reported reserve estimates. Management is responsible for the reserve estimate disclosures in this filing, and meets regularly with our independent third-party engineer to review these reserve estimates.

Proved Reserves as of December 31, 2009
Natural Gas (MMcf)	279,201
Oil, Condensate and Natural Gas Liquids (MBbls)	12,364

Total proved reserves (Mmcfe)	353,385

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

Share Repurchase Program

In September 2008, the Company’s board of directors approved a $100 million share repurchase program. Under the program, all shares are purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases will be made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. Repurchased shares of common stock become authorized but unissued shares, and may be issued in the future for general corporate and other purposes. As of January 31, 2010, we have purchased 1,224,354 shares of our common stock at an average cost per share of $42.30, for a total expenditure of approximately $51.8 million, resulting in 15,865,480 shares of common stock outstanding and 16,514,147 fully diluted shares. As of January 31, 2010, approximately $48.2 million remained available for repurchase under the share repurchase program.

Credit Facility

On October 3, 2008, the Company and its wholly-owned subsidiaries completed the arrangement of a $50 million Hydrocarbon Borrowing Base secured revolving credit facility pursuant to a credit agreement with BBVA Compass Bank (successor in interest to Guaranty Bank, as administrative agent and issuing lender) (the “Credit Agreement”). The credit facility is secured by substantially all of the Company’s assets and is available to fund the Company’s exploration and development activities, as well as the repurchase of shares of the Company’s common stock, the payment of dividends, and working capital as needed. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.0% per annum. The outstanding principal amount and any accrued interest thereon is due October 3, 2010, and may be prepaid at any time in accordance with the Credit Agreement with no prepayment penalty. An arrangement fee of 0.5%, or $250,000, was paid in connection with the facility and a commitment fee of 0.5% is paid on the unused commitment amount. As of December 31, 2009, the Company had no amounts outstanding under the Credit Agreement.

On August 21, 2009, Guaranty Bank was closed by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation (FDIC) was named Receiver. No advance notice is given to the public when a financial institution is closed. All of our deposit accounts at Guaranty Bank were transferred to BBVA Compass Bank and were available immediately. The terms of our Credit Agreement remain unchanged and have been assumed by BBVA Compass Bank.

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

Because we employ no geoscientists or petroleum engineers, we are dependent upon JEX for the success of our natural gas and oil exploration projects and expect to remain so for the foreseeable future. We do not have a written agreement with JEX which contractually obligates them to provide us with their services in the future. Highly qualified explorationists and engineers are difficult to attract and retain. As a result, the loss of the services of JEX could have a material adverse effect on us and could prevent us from pursuing our business plan. Additionally, the loss by JEX of certain explorationists could have a material adverse effect on our operations as well.

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

The proved reserves assigned to our Dutch and Mary Rose discoveries have nine producing well bores concentrated in one reservoir and are producing via two pipelines and two production platforms. Reserve assessments based on only nine well bores in one reservoir with relatively limited production history are subject to significantly greater risk of downward revision than multiple well bores from a variety of mature producing reservoirs.

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

Future acquisitions could pose additional risks to our operations and financial results, including:

•	Problems integrating the purchased operations, personnel or technologies.

•	Unanticipated costs.

•	Diversion of resources and management attention from our exploration business.

•	Entry into regions or markets in which we have limited or no prior experience.

•	Potential loss of key employees of the acquired organization.

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

Our common stock is thinly traded.

Contango has approximately 15.8 million shares of common stock outstanding. Directors and officers own or have voting control over approximately 3.3 million shares. Since our common stock is not heavily traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Rating Risk. As of January 31, 2010, we had no long-term debt subject to the risk of loss associated with movements in interest rates.

As of December 31, 2009, we had approximately $93.5 million in cash and cash equivalents. Of this amount, approximately $65.7 million was invested in U.S. Treasury money market funds and the remaining $27.8 million was invested in overnight U.S. Treasury funds. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of December 31, 2009, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the six months ended December 31, 2009, a 10% fluctuation in the prices received for natural gas and oil production would impact our revenues by approximately $8.2 million. It could also lead to impairment of our natural gas and oil properties.

Item 4.	Controls and Procedures

Kenneth R. Peak, our Chairman, Chief Executive Officer and Chief Financial Officer, together with our Controller and Treasurer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2009. Based upon that evaluation, the Company’s management concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, Chief Executive Officer, Chief Financial Officer, Controller and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CONTANGO OIL & GAS COMPANY

Date: February 9, 2010	By:	/S/ KENNETH R. PEAK
Kenneth R. Peak
Chairman, Chief Executive Officer and
Chief Financial Officer
(Principal Executive and Financial Officer)

Date: February 9, 2010	By:	/S/ LESIA BAUTINA
Lesia Bautina
Senior Vice President and Controller
(Principal Accounting Officer)