Form 10-Q
period 2010-03-31
CONTANGO OIL & GAS CO
filed 2010-05-07
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of April 30, 2010 was 15,777,380.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED MARCH 31, 2010

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2010	June 30, 2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$100,430,528	$44,371,324
Accounts receivable:
Trade receivables	17,131,031	32,809,165
Advances to affiliates	5,849,203	5,494,747
Joint interest billings	5,125,981	4,515,660
Insurance receivable	1,765,561	—
Severance taxes receivable	—	3,528,402
Income taxes	—	4,221,644
Other	2,256,144	1,534,530

Total current assets	132,558,448	96,475,472

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	517,230,036	460,881,471
Unproved properties	5,682,136	2,911,258
Furniture and equipment	275,648	273,185
Accumulated depreciation, depletion and amortization	(69,698,244)	(44,952,301)

Total property, plant and equipment, net	453,489,576	419,113,613

OTHER ASSETS:
Cash and other assets held by affiliates	1,747,139	1,128,110
Other	60,069	324,712

Total other assets	1,807,208	1,452,822

TOTAL ASSETS	$587,855,232	$517,041,907

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2010	June 30, 2009
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$8,277,350	$8,812,677
Royalties and working interests payable	23,536,349	32,781,712
Accrued liabilities	2,883,026	3,867,579
Joint interest advances	—	4,056,991
Accrued exploration and development	42,178,157	120,300
Debt of affiliates	3,837,249	3,604,609
Income tax payable	2,710,214	—

Total current liabilities	83,422,345	53,243,868

DEFERRED TAX LIABILITY	117,820,525	110,964,147
ASSET RETIREMENT OBLIGATION	3,852,605	3,469,624

SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50,000,000 shares authorized, 19,681,417 shares issued and 15,842,380 outstanding at March 31, 2010, 19,638,334 shares issued and 15,828,980 outstanding at June 30, 2009,	787,255	785,533
Additional paid-in capital	77,012,556	76,321,911
Treasury stock at cost (3,839,037 shares at March 31, 2010, 3,809,354 shares at June 30, 2009)	(60,255,717)	(58,639,644)
Retained earnings	365,215,663	330,896,468

Total shareholders’ equity	382,759,757	349,364,268

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$587,855,232	$517,041,907

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
REVENUES:
Natural gas, oil and liquids sales	$37,845,738	$36,133,376	$119,528,579	$154,370,771

Total revenues	37,845,738	36,133,376	119,528,579	154,370,771

EXPENSES:
Operating expenses	3,523,835	4,553,421	11,066,471	14,505,666
Exploration expenses	22,756,325	12,756,737	23,334,283	20,387,619
Depreciation, depletion and amortization	6,837,887	8,919,740	25,182,258	22,167,167
Lease expirations and relinquishments	735,553	3,678,708	735,553	4,125,125
Impairment of natural gas and oil properties	—	2,709,239	—	2,709,239
General and administrative expenses	1,199,999	1,490,401	4,379,711	5,993,640

Total expenses	35,053,599	34,108,246	64,698,276	69,888,456

NET INCOME BEFORE OTHER INCOME AND INCOME TAXES	2,792,139	2,025,130	54,830,303	84,482,315

OTHER INCOME (EXPENSE):
Interest expense	(109,047)	(147,392)	(420,311)	(589,812)
Interest income	535,855	154,058	834,160	757,571
Gain on sale of assets and other	112,868	—	112,868	—

NET INCOME BEFORE INCOME TAXES	3,331,815	2,031,796	55,357,020	84,650,074
Provision for income taxes	(1,589,755)	(1,184,182)	(21,037,825)	(33,965,501)

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$1,742,060	$847,614	$34,319,195	$50,684,573

NET INCOME PER SHARE:
Basic	$0.11	$0.05	$2.17	$3.06
Diluted	$0.11	$0.05	$2.12	$3.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,859,618	16,162,928	15,840,607	16,543,485

Diluted	16,162,989	16,466,988	16,160,215	16,857,136

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,319,195	$50,684,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	25,182,258	22,167,167
Lease expirations and relinquishments	735,553	4,125,125
Impairment of natural gas and oil properties	—	2,709,239
Exploration expenditures	22,261,487	19,361,419
Deferred income taxes	6,856,377	2,475,780
Tax benefit from exercise/cancellation of stock options	(122,025)	(264,187)
Stock-based compensation	447,643	1,096,443
Gain on sale of assets and other	(112,868)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable and other	14,736,771	58,358,818
Increase in prepaid insurance	(491,322)	(225,134)
Decrease (increase) in interest receivable	(874,410)	1,079,107
Decrease in accounts payable and advances from joint owners	(4,592,318)	(29,030,422)
Decrease in other accrued liabilities	(6,701,696)	(57,786,616)
Increase (decrease) in income taxes payable	7,053,887	(4,942,928)

Net cash provided by operating activities	98,698,532	69,808,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(40,646,487)	(23,103,005)
Additions to furniture and equipment	(2,463)	(5,378)
Investment in affiliates	(619,029)	—

Net cash used in investing activities	(41,267,979)	(23,108,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under credit facility	—	(15,000,000)
Tax benefit from exercise/cancellation of stock options	122,025	264,187
Purchase of common stock	(1,616,073)	(51,795,744)
Debt issuance costs	—	(250,000)
Proceeds from exercised options, warrants and others	122,699	1,654,469

Net cash used in financing activities	(1,371,349)	(65,127,088)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,059,204	(18,427,087)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,371,324	59,884,574

CASH AND CASH EQUIVALENTS, END OF PERIOD	$100,430,528	$41,457,487

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$7,127,400	$36,432,652

Cash paid for interest	$187,671	$335,250

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2009	15,828,980	$785,533	$76,321,911	$(58,639,644)	$330,896,468	$349,364,268
Net income	—	—	—	—	13,465,861	13,465,861
Expense of stock options	—	—	126,333	—	—	126,333

Balance at September 30, 2009	15,828,980	$785,533	$76,448,244	$(58,639,644)	$344,362,329	$362,956,462

Exercise of stock options	36,500	1,459	121,240			122,699
Tax benefit of exercising stock options	—	—	21,914	—	—	21,914
Issuance of restricted common stock	—	—	72,182	—	—	72,182
Net income	—	—	—	—	19,111,274	19,111,274
Expense of stock options	—	—	124,564	—	—	124,564

Balance at December 31, 2009	15,865,480	$786,992	$76,788,144	$(58,639,644)	$363,473,603	$382,409,095

Cashless exercise of stock options	6,583	263	(263)	—	—	—
Tax benefit of exercising stock options	—	—	100,111	—	—	100,111
Treasury shares at cost	(29,683)	—	—	(1,616,073)	—	(1,616,073)
Net income	—	—	—	—	1,742,060	1,742,060
Expense of stock options	—	—	124,564	—	—	124,564

Balance at March 31, 2010	15,842,380	$787,255	$77,012,556	$(60,255,717)	$365,215,663	$382,759,757

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2009. The consolidated results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

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

When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a cost center basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. No impairment charges were incurred for the nine months ended March 31, 2010. During the nine months ended March 31, 2009, the Company’s analysis determined that Grand Isle 70 was impaired and the Company recorded an impairment charge of approximately $2.7 million related to this well.

During the nine months ended March 31, 2010 we drilled two dry holes. The first was at Vermillion 155 which was a farm-in we obtained from a third-party independent oil and gas company. This well was spud on March 25, 2010 and was determined to be a dry hole in April 2010. The Company recognized exploration expense of approximately $6.1 million in the Consolidated Statements of Operations for the three and nine months ended March 31, 2010 as a result of this well. The second dry hole was at Matagorda Island 617 which was spud in mid-February 2010 and determined to be a dry hole in April 2010. The Company recognized exploration expense of approximately $16.0 million in the Consolidated Statements of Operations for the three and nine months ended March 31, 2010 as a result of this well.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

An integral and on-going part of our business strategy is to sell our proved reserves from time to time in order to generate additional capital to reinvest in our offshore exploration programs. The Company classifies such property sales as discontinued operations.

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of March 31, 2010, the Company had approximately $100.4 million in cash and cash equivalents. Of this amount, approximately $65.7 million was invested in U.S. Treasury money market funds and the remaining $34.7 million was invested in overnight U.S. Treasury funds.

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

Recent Accounting Pronouncements. In February 2010, the Financial Accounting Standards Board (“FASB”) amended its guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The guidance was effective upon issuance. We adopted this guidance for the quarter ended March 31, 2010.

In June 2009, the FASB issued new accounting guidance on the FASB Accounting Standards Codification and the hierarchy of GAAP. This new accounting guidance codifies existing GAAP and recognizes only two levels of GAAP, authoritative and nonauthoritative. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This new accounting guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of this new guidance did not have any impact on its financial position, results of operations or cash flows.

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

The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted. We do not expect the new rules to have a material impact on our reported natural gas and oil reserves for the fiscal year ending June 30, 2010.

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

Stock-Based Compensation. The Company applies the fair value based method to account for stock-based compensation. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes option-pricing model. The Company also classifies the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) as financing cash flows. In March 2010, the Company issued 25,000 options to a new employee with the following assumptions: (i) risk-free interest rate of 0.25 percent; (ii) expected life of five years; (iii) expected volatility of 35.43 percent and (iv) expected dividend yield of zero percent. The following weighted-average assumptions were used for the 60,000 options granted during the nine months ended March 31, 2009: (i) risk-free interest rate of 3.01 percent; (ii) expected life of five years; (iii) expected volatility of 53 percent and (iv) expected dividend yield of zero percent.

The Company’s 1999 Stock Incentive Plan expired in August 2009. Any outstanding options issued under the plan will be converted into securities if exercised prior to their expiration date, which expiration date ranges from June 2010 to September 2013.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

On September 15, 2009, the Company’s Board of Directors adopted the Contango Oil & Gas Company Annual Incentive Plan (the “2009 Plan”), which was approved by shareholders on November 19, 2009. Under the 2009 Plan, the Company’s Board of Directors can grant restricted stock awards to officers or other employees of the Company. Restricted stock awards made under the 2009 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. Grants of service-based restricted stock awards are valued at our common stock price at the date of grant. The Company did not grant shares of restricted stock to any officer or director for the nine months ended March 31, 2010. For the nine months ended March 31, 2009, the Company granted 3,088 shares of restricted stock to its Board of Directors as part of its annual compensation. These shares vested over a period of one year.

During the nine months ended March 31, 2010 and 2009, the Company recorded stock-based compensation charges of $0.4 million and $1.1 million, respectively, to general and administrative expense for restricted stock and option awards. These amounts do not reflect compensation actually received by the individuals, but rather represent expense recognized in the Company’s consolidated financial statements that relate to restricted stock and option awards granted in current and previous fiscal years.

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

4. Customer Concentration Credit Risk

The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas and oil for the nine months ended March 31, 2010 were ConocoPhillips Company, Shell Trading US Company, Atmos Energy Marketing, LLC, Trans Louisiana Gas Pipeline, Inc., and Enterprise Products Operating LLC. Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on our financial position, but there are numerous other potential purchasers of our production.

5. Insurance Receivable

On February 24, 2010, a dredge contracted by the Army Corps of Engineers to dredge the Atchafalaya River Channel ruptured the Company’s 20” pipeline that runs from our Eugene Island 11 gathering platform to the Eugene Island 63 platform where our pipeline joins a third-party pipeline that transports our production to shore. The pipeline was repaired and production resumed on March 31, 2010. We believe the repairs will be covered by our insurance policy subject to an 8/8ths deductible of $500,000 and have recorded an insurance receivable of approximately $1.8 million in the Consolidated Balance Sheet as of March 31, 2010 as a result of this incident.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

6. Net Income per Common Share

A reconciliation of the components of basic and diluted net income per share of common stock is presented in the tables below:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Income	Weighted Average Shares	Per Share	Income	Weighted Average Shares	Per Share
Basic Earnings per Share:
Net income attributable to common stock	$1,742,060	15,859,618	$0.11	$847,614	16,162,928	$0.05

Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	303,371	—	—	302,516	—
Restricted shares	—	—	—	—	1,544	—

Diluted Earnings per Share:
Net income, attributable to common stock	$1,742,060	16,162,989	$0.11	$847,614	16,466,988	$0.05

Anti-dilutive securities:

	Nine Months Ended March 31, 2010			Nine Months Ended March 31, 2009
	Income	Weighted Average Shares	Per Share	Income	Weighted Average Shares	Per Share
Basic Earnings per Share:
Net income attributable to common stock	$34,319,195	15,840,607	$2.17	$50,684,573	16,543,485	$3.06

Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	319,093	—	—	312,107	—
Restricted shares	—	515	—	—	1,544	—

Diluted Earnings per Share:
Net income, attributable to common stock	$34,319,195	16,160,215	$2.12	$50,684,573	16,857,136	$3.01

Anti-dilutive securities:

Options to purchase 85,000 shares of common stock were outstanding as of March 31, 2010, but were not included in the computation of diluted earnings per share for the three and nine months ended March 31, 2010. Options to purchase 45,000 shares of common stock were outstanding as of March 31, 2009, but were not included in the computation of diluted earnings per share for the three and nine months ended March 31, 2009. These options were excluded because either (i) the option’s exercise price was greater than the average market price of the common shares, or (ii) application of the treasury method to in-the-money options made some of these options anti-dilutive.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

7. Related Party Transactions

During March 2010, the Company purchased 29,683 shares of common stock from certain directors and employees at a cost of approximately $1.6 million, or $54.44 per share, which represented the closing price of the Company’s common stock on the date sold.

Effective October 1, 2009, the Company’s wholly-owned subsidiary, Conterra Company (“Conterra”), entered into a joint venture with Patara Oil & Gas LLC (“Patara”), a privately held oil and gas company, to develop proved undeveloped Cotton Valley gas reserves in Panola County, Texas. B.A. Berilgen, a member of the Company’s board of directors, is the Chief Executive Officer of Patara.

On March 31, 2006, COE executed in favor of the Company, a Promissory Note (the “Note”) in the aggregate principal amount of $2,800,550, and carried a per annum interest rate of 10%. Since that date, the aggregate principal amount of the Note has increased to $5.9 million, and the interest rate has been reduced to 5%. As of March 31, 2010, COE had borrowed $4.3 million under the Note, with accrued and unpaid interest on the Note of approximately $1.6 million.

8. Subsequent Events

During April 2010, the Company purchased 85,771 shares of common stock from certain directors and employees at a cost of approximately $4.7 million, or $55.25 per share, which represented the closing price of the Company’s common stock on the date sold.

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

Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from actual future results expressed or implied by the forward-looking statements. These factors include:

•	Low and/or declining prices for natural gas and oil

•	Natural gas and oil price volatility

•	Operational constraints, start-up delays and production shut-ins at both operated and non-operated production platforms, pipelines and gas processing facilities

•	The risks associated with acting as the operator in drilling deep high pressure and temperature wells in the Gulf of Mexico, including well blowouts and explosions

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

Offshore Gulf of Mexico Exploration Joint Ventures

Contango, through its wholly-owned subsidiary COI, and its partially-owned subsidiaries, REX and COE, conducts exploration activities in the Gulf of Mexico. As of April 30, 2010, Contango, through COI, REX and COE, had an interest in 26 offshore leases. See “Offshore Properties” below for additional information on our offshore properties.

Contango owns a 32.3% equity interest in REX and a 65.6% equity interest in COE, both of which were formed for the purpose of generating exploration opportunities in the Gulf of Mexico. These companies focus on identifying prospects, acquiring leases at federal and state lease sales and then selling the prospects to Contango, subject to timed drilling obligations plus retained reversionary interests in favor of REX and COE.

Republic Exploration LLC

West Delta 36, a REX prospect, is operated by a third party. The Company depends on a third-party operator for the operation and maintenance of this production platform. The well is currently temporarily shut-in to build well pressure. REX has a 25.0% working interest (“WI”), and a 20.0% net revenue interest (“NRI”), in this well.

Contango Offshore Exploration LLC

Ship Shoal 263 (“Nautilus”), a COE prospect, was spud by COI in October 2009. In January 2010, the Company announced a successful well at this prospect. The Company has a working interest of approximately 94% and a net revenue interest of approximately 74% in this well, inclusive of its investment in COE. Production is expected to begin by mid-summer 2010 at an estimated rate of 20 million cubic feet equivalent per day (“Mmcfed”), net to Contango. We have invested approximately $14.7 million to drill this well and expect to invest an additional $22.9 million, net to Contango, to complete and bring the well to full production status.

Grand Isle 70, another COE prospect, was drilled by COI in July 2006 and was temporarily abandoned while alternative development scenarios were being evaluated. Effective December 31, 2009 the Company and COE sold their respective interests in Grand Isle 70 to an independent third-party oil and gas company in exchange for an overriding royalty interest. During the three months ended March 31, 2010, all overriding royalty interests were sold to JEX for a gain of $112,868.

Grand Isle 72 (“Liberty”), another COE prospect, ceased producing in October 2009. The well has been plugged and abandoned and we are in the process of removing the platform. Estimated costs to permanently abandon the site are approximately $650,000, net to Contango. The Company is in the process of relinquishing the lease to the Minerals Management Service (“MMS”).

As of March 31, 2010, COE had borrowed $4.3 million from the Company under a promissory note (the “Note”). Effective January 1, 2010, the interest rate on the Note was reduced from 10% to 5% per annum. The Note is payable upon demand. As of March 31, 2010, accrued and unpaid interest on the Note was approximately $1.6 million.

Contango Operators, Inc.

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

Eugene Island 11 Platform

As of April 30, 2010, the Company’s platform at Eugene Island 11 was processing approximately 30 Mmcfed, net to Contango. This platform was designed with a capacity of 500 million cubic feet per day (“Mmcfd”) and 6,000 barrels of oil per day (“bopd”). This platform services production from the Company’s four Mary Rose wells, our Eloise North well, and our Dutch #4 well. From the Eugene Island 11 platform, the gas and condensate flow to Eugene Island 63 via our pipeline, which has been designed with a capacity of 330 Mmcfd and 6,000 bopd, and then to on-shore processing facilities near Patterson, Louisiana.

On February 24, 2010, a dredge contracted by the Army Corps of Engineers to dredge the Atchafalaya River Channel ruptured the Company’s 20” pipeline that runs from our Eugene Island 11 gathering platform to the Eugene Island 63 platform where our pipeline joins a third-party pipeline that transports our production to shore. All six wells serviced by the platform were immediately shut-in upon pipeline rupture, and we immediately implemented our spill response plan. The Company estimates that a minimal and immaterial quantity of production was lost. The pipeline was repaired and production resumed on March 31, 2010. We believe the repairs will be covered by our insurance policy subject to an 8/8ths deductible of $500,000. We have an approximate 53% ownership interest in the pipeline.

Eugene Island 24 Platform

The third-party owned and operated production platform at Eugene Island 24 was processing approximately 51 Mmcfed, net to Contango as of April 30, 2010. This platform was designed with a capacity of 100 Mmcfd and 3,000 bopd. This platform services production from the Company’s Dutch #1, #2 and #3 wells.

Other Activities

In March 2010, we spud two exploration wells in the Gulf of Mexico. The first well was a farm-in we obtained on block Eugene Island 10 to drill a well on our Eloise South prospect. This well was spud March 2, 2010 and will test the Rob L sands identified in our Eloise North well. The well is being drilled in a location so that upon depletion of our Eloise South well, our well bore may be completed up-hole and produce in the Cib-op sand as our Dutch #5 well. The Company has a 29.7% working interest (19% net revenue interest) in Eloise South, and a 47.0% working interest (37.6% net revenue interest) in Dutch #5. The Company expects to log this well prior to the end of May 2010 and has budgeted to invest approximately $8.9 million, net to our interest, to drill and complete Eloise South, and another $3.5 million to build a platform.

The second well was a farm-in we obtained on block Vermillion 155 (“Paisano”). This well was spud on March 25, 2010 and was determined to be a dry hole in April 2010. The well has an estimated dry hole cost of approximately $6.1 million and the Company has a 100% working interest.

On March 17, 2010, COI was the apparent high bidder on three lease blocks at the Central Gulf of Mexico Lease Sale No. 213. We bid $3,017,777 on Ship Shoal 121, $277,777 on Ship Shoal 122 and $3,017,777 on Vermillion 170. An apparent high bid (“AHB”) gives the bidding party priority in award of offered tracts, notwithstanding the fact that the MMS may reject all bids for a given tract. The MMS review process may take up to 90 days for some bids. Upon completion of that process, final results for all AHBs will be known.

Effective November 1, 2009, COI was awarded three lease blocks from the Western Gulf of Mexico Lease Sale No. 210 held on August 19, 2009. COI bid approximately $1.7 million for such leases. The Company was awarded Matagorda Island Blocks 607 and 616 (collectively, “El Duderino”) and Matagorda Island Block 617 (“Dude”). Our Dude well was drilled in mid-February 2010 and determined to be a dry hole in April 2010. The well has an estimated dry hole cost of approximately $16.0 million and the Company has a 100% working interest.

Effective October 6, 2009, COI was awarded five leases from the State of Texas Lease Sale held on October 6, 2009. COI bid approximately $800,000 for such leases. The Company was awarded Galveston Area 248L, 276L, 277L (N/2 of NE/4), 277L (S/2 of NE/4) and 338S (collectively, “His Dudeness”).

Offshore Properties

Producing Properties. The following table sets forth the interests owned by Contango through its related entities in the Gulf of Mexico which were producing natural gas or oil as of April 30, 2010:

Area/Block	WI	NRI	Status
Contango Operators, Inc.:
Eugene Island 10 #D-1 (Dutch #1)	47.05%	38.1%	Producing
Eugene Island 10 #E-1 (Dutch #2)	47.05%	38.1%	Producing
Eugene Island 10 #F-1 (Dutch #3)	47.05%	38.1%	Producing
Eugene Island 10 #G-1 (Dutch #4)	47.05%	38.1%	Producing
S-L 18640 #1 (Mary Rose #1)	53.21%	40.5%	Producing
S-L 19266 #1 (Mary Rose #2)	53.21%	38.7%	Producing
S-L 19266 #2 (Mary Rose #3)	53.21%	38.7%	Producing
S-L 18860 #1 (Mary Rose #4)	34.58%	25.5%	Producing
S-L 19266 #3 (Eloise North #1)	36.90%	26.9%	Producing

Republic Exploration LLC
West Delta 36	25.0%	20.0%	Shut-in

Contango Offshore Exploration LLC:
Ship Shoal 358, A-3 well	10.0%	7.7%	Shut-in

Leases. The following table sets forth the working interests owned by Contango and related entities in other non-developed leases in the Gulf of Mexico as of April 30, 2010.

Area/Block	WI	Lease Date	Expiration Date
Contango Operators, Inc.:
Ship Shoal 14	50.00%	May-06	May-11
Ship Shoal 263	25.00%	Jun-06	Jun-11
S-L 19261	53.21%	Feb 07	Feb 12
S-L 19396	53.21%	Jun 07	Jun 12
Eugene Island 11	53.21%	Dec 07	Dec-12
Eugene Island 56 (1)	100.00%	Jul-08	Jul-13
Galveston Area 248L	100.00%	Oct-09	Oct-14
Galveston Area 276L	100.00%	Oct-09	Oct-14
Galveston Area 277L (N/2 of NE/4)	100.00%	Oct-09	Oct-14
Galveston Area 277L (S/2 of NE/4)	100.00%	Oct-09	Oct-14
Galveston Area 338S	100.00%	Oct-09	Oct-14
Matagorda Island 607	100.00%	Nov-09	Nov-14
Matagorda Island 616	100.00%	Nov-09	Nov-14
Matagorda Island 617 (1)	100.00%	Nov-09	Nov-14

Republic Exploration LLC
Ship Shoal 14	50.00%	May-06	May-11
East Cameron 210	100.00%	Jun-09	Jun-14
South Timbalier 97	100.00%	Jun-09	Jun-14

Contango Offshore Exploration LLC:
Ship Shoal 263	75.00%	Jun-06	Jun-11
Viosca Knoll 383	(2)	Jun-06	Jun-11
East Breaks 369	(3)	Dec-03	Dec-13
East Breaks 370	100.00%	Dec-03	Dec-13
East Breaks 366	100.00%	Nov-05	Nov-15
East Breaks 410	100.00%	Nov-05	Nov-15

(1)	Dry Hole
(2)	Farm out. COE retained a 2.67% ORRI
(3)	Farm out. COE will receive a 3.67% ORRI before project payout and a 6.67% ORRI after project payout

Onshore Exploration and Properties

Conterra Company

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

As of April 30, 2010, we were producing at a rate of approximately 2.9 Mmcfed, net to Contango, from five wells. Three additional wells have been logged and are waiting to be fracture stimulated while another two wells are drilling ahead. To date we have invested approximately $14.2 million in this drilling program. Based on results to date, and using our current received gas price of $3.30 per thousand cubic feet equivalent, we are on track to earn our projected cash-on-cash pre-tax 15% rate of return.

Lavaca County, Texas

The Company has budgeted to drill a wildcat exploration well in south Texas prior to June 30, 2010, at an estimated cost of approximately $3 million, net to Contango.

Contango ORE Company

During the nine months ended March 31, 2010, the Company created a new wholly-owned subsidiary, Contango ORE Company (“CORE”), to initially invest up to $3.0 million to conduct mineral exploration activities on approximately 580,000 acres of Alaska Native and State of Alaska lands located in interior Alaska (“Mineral Exploration Lands”). CORE purchased a 50% ownership from a private company for $1.0 million, together with our commitment to invest the next $2.0 million of capital expenditures to fund the expenses associated with the initial mineral exploration phase on this acreage. CORE and its partner will share expenses on a  50/50 basis thereafter and each will own a 50% working interest burdened by an approximate 5% overriding royalty interest. CORE has thus far invested a total of $1.3 million. Should this summer’s planned trenching, soil samples and mineralization studies indicate that additional exploration is warranted, CORE will have the opportunity to invest significantly more capital in this project.

Employees

Effective March 1, 2010, the Company outsourced its human resources function to Administaff Companies II, LP (“Administaff”) and all of the Company’s employees became co-employees of Administaff. The Company has eight employees.

Application of Critical Accounting Policies and Management’s Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. We have identified below the policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to its natural gas and oil reserve estimates, on a periodic basis and bases its estimates on historical experience, independent third party reservoir engineers and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

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

Reserve Estimates. While we are reasonably certain of recovering our reported reserves, the Company’s estimates of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future natural gas and oil prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s natural gas and oil properties and/or the rate of depletion of such natural gas and oil properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at March 31, 2010 of 1% would not have a material effect on depreciation, depletion and amortization expense. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at March 31, 2010 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $1.3 million, $2.6 million and $4.2 million, respectively.

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

Stock-Based Compensation. The Company measures and recognizes compensation expense for all stock-based payments at fair value. Management makes assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of assumptions, which are set forth in Note 2 to our consolidated financial statements.

MD&A Summary Data

The table below sets forth revenue, expense and production data for the three and nine months ended March 31, 2010 and 2009.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2010	2009	Change	2010	2009	Change
	($000)			($000)
Revenues:
Natural gas, oil and NGL sales	$37,846	$36,133	5%	$119,529	$154,371	-23%

Total revenues	$37,846	$36,133	5%	$119,529	$154,371	-23%

Production:
Natural gas (million cubic feet)	4,043	5,351	-24%	15,991	14,523	10%
Oil and condensate (thousand barrels)	102	148	-31%	400	363	10%
Natural gas liquids (thousand gallons)	4,881	6,009	-19%	18,685	16,836	11%

Total (million cubic feet equivalent)	5,352	7,097	-25%	21,060	19,106	10%

Natural gas (million cubic feet per day)	44.9	59.5	-24%	58.4	53.0	10%
Oil and condensate (thousand barrels per day)	1.1	1.6	-31%	1.5	1.3	15%
Natural gas liquids (thousand gallons per day)	54.2	66.8	-19%	68.2	61.4	11%

Total (million cubic feet equivalent per day)	59.2	78.6	-25%	77.1	69.6	11%

Average Sales Price:
Natural gas (per thousand cubic feet)	$5.90	$4.82	22%	$4.42	$7.29	-39%
Oil and condensate (per barrel)	$78.48	$41.60	89%	$73.51	$73.05	1%
Natural gas liquids (per gallon)	$1.22	$0.69	77%	$1.04	$1.30	-20%

Total (per thousand cubic feet equivalent)	$7.07	$5.09	39%	$5.68	$8.08	-30%

Operating expenses	$3,524	$4,553	-23%	$11,066	$14,506	-24%
Exploration expenses	$22,756	$12,757	78%	$23,334	$20,388	14%
Depreciation, depletion and amortization	$6,838	$8,920	-23%	$25,182	$22,167	14%
Lease expiration expenses	$736	$3,679	-80%	$736	$4,125	-82%
Impairment of natural gas and oil properties	$—	$2,709	-100%	$—	$2,709	-100%
General and administrative expenses	$1,200	$1,490	-19%	$4,380	$5,994	-27%
Interest expense	$109	$147	-26%	$420	$590	-29%
Interest income	$536	$154	248%	$834	$758	10%
Gain on sale of assets and other	$113	$—	100%	$113	$—	100%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales. We reported revenues of approximately $37.8 million for the three months ended March 31, 2010, compared to revenues of approximately $36.1 million for the three months ended March 31, 2009. This increase in sales was principally attributable to a significant increase in natural gas, oil and NGL prices received for the three months ended March 31, 2010. This increase in sales was partially offset by lower produced volumes due to our ruptured 20” pipeline which shut-in production from our four Mary Rose wells, Dutch #4 and our Eloise North wells for approximately 35 days in 2010.

Average Sales Prices. For the three months ended March 31, 2010, the average price of natural gas was $5.90 per thousand cubic feet (“Mcf”) while the average price for oil and condensate was $78.48 per barrel and the average price for NGLs was $1.22 per gallon. For the three months ended March 31, 2009, the average price of natural gas was $4.82 per Mcf while the average price for oil and condensate was $41.60 per barrel and the average price for NGLs was $0.69 per gallon.

Natural Gas, Oil and NGL Production. Our net natural gas production for the three months ended March 31, 2010 was approximately 44.9 Mmcfd, down from approximately 59.5 Mmcfd for the three months ended March 31, 2009. Net oil and condensate production for the comparable periods also decreased from approximately 1,600 barrels per day to approximately 1,100 barrels per day, and our NGL production decreased from approximately 66,800 gallons per day to approximately 54,200 gallons per day. This decrease in natural gas, oil and NGL production was principally attributable to our ruptured 20” pipeline which shut-in production from our four Mary Rose wells, Dutch #4 and our Eloise North wells for approximately 35 days in 2010.

Operating Expenses. Lease operating expenses (“LOE”) for the three months ended March 31, 2010 were approximately $3.5 million, which included approximately $1.0 million in Louisiana state severance taxes. Lease operating expenses for the three months ended March 31, 2009 were approximately $4.6 million, which included a credit of approximately $2.9 million of Louisiana state severance taxes. For wells drilled to a true vertical depth of 15,000 feet or more, where production commences after July 31, 1994, the State of Louisiana exempts taxpayers from paying severance taxes on these wells for 24 months from the date production begins, or until payout of well cost, whichever comes first. The decrease in LOE was attributable to our ruptured 20” pipeline which shut-in production from our four Mary Rose wells, Dutch #4 and our Eloise North wells for approximately 35 days in 2010.

Exploration Expense. We reported $22.8 million of exploration expense for the three months ended March 31, 2010. Of this amount, approximately $6.1 million relates to dry hole costs for Vermillion 155, $16.0 million relates to dry hole costs for Matagorda Island 617, and the remaining $0.7 million is attributable to various geological and geophysical activities, seismic data, and delay rentals. For the three months ended March 31, 2009, we reported $12.8 million of exploration expense. Of this amount, approximately $12.5 million was related to dry hole costs for Eugene Island 56 while the remaining $0.3 million was attributable to various geological and geophysical activities, seismic data, and delay rentals.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended March 31, 2010 was approximately $6.8 million. For the three months ended March 31, 2009, we recorded approximately $8.9 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily attributable to reduced production as a result of our ruptured 20” pipeline which shut-in production from our four Mary Rose wells, Dutch #4 and our Eloise North wells for approximately 35 days in 2010.

Lease Expiration and Relinquishment Expense. For the three months ended March 31, 2010, the Company recorded lease expiration and relinquishment expense of $735,553 related to the relinquishment of South Marsh Island 57, South Marsh Island 59 and South Marsh Island 75. For the three months ended March 31, 2009, the Company recorded lease expiration and relinquishment expense of $3.7 million due to the expiration and relinquishment of 40 lease blocks owned by our partially-owned subsidiaries, REX and COE.

Impairment Expense. No impairment expense was recorded for the three months ended March 31, 2010. For the three months ended March 31, 2009, the Company recorded impairment expense of approximately $2.7 million related to our Grand Isle 70 well as a result of the expected future undiscounted net cash flows of this well being lower than the unamortized capitalized cost.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2010 and the three months ended March 31, 2009 were approximately $1.2 million and $1.5 million, respectively.

Major components of general and administrative expenses for the three months ended March 31, 2010 included approximately $0.3 million in State of Louisiana franchise taxes, $0.5 million in salaries and benefits, $0.1 million in accounting, tax, legal, engineering and other professional fees, $0.2 million in insurance costs, and $0.1 million related to the cost of expensing stock options and stock grant compensation.

Major components of general and administrative expenses for the three months ended March 31, 2009 included approximately $0.2 million in State of Louisiana franchise taxes, $0.6 million in salaries and benefits, $0.3 million in accounting, tax, legal, engineering and other professional fees, $0.1 million in insurance costs, and $0.3 million related to the cost of expensing stock options and stock grant compensation.

Interest Expense. We reported interest expense of $109,047 for the three months ended March 31, 2010, compared to interest expense of $147,392 for the three months ended March 31, 2009. This interest expense is a combination of commitment fees paid under our credit facility, as well as a portion of COE’s interest expense on the Note as a result of our proportionate consolidation of COE. The decrease is attributable to lowering the interest rate on the Note effective January 1, 2010.

Interest Income. We reported interest income of $535,855 for the three months ended March 31, 2010, compared to $154,058 of interest income reported for the three months ended March 31, 2009. Both periods include interest income as a result of the loan made by the Company to COE. The higher levels of interest income in 2010 are attributable to higher cash balances.

Gain on Sale of Assets and Other. For the three months ended March 31, 2010, the Company reported a gain on sale of assets and other of $112,868 related to the sale of its Grand Isle 70 well. The Company had no gain on sale of assets and other during the three months ended March 31, 2009.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales. We reported revenues of approximately $119.5 million for the nine months ended March 31, 2010, compared to revenues of approximately $154.4 million for the nine months ended March 31, 2009. This decrease was principally attributable to the significant decline in natural gas, oil and condensate and NGL prices received for the nine months ended March 31, 2010 as well as by a reduction in production resulting from our ruptured 20” pipeline which shut-in production from our four Mary Rose wells, Dutch #4 and our Eloise North wells for approximately 35 days in 2010. The decrease was partially offset by increased natural gas and oil sales from our Eloise North well which began producing in December 2008 and our Dutch #4 well which began producing in January 2009. The decrease in sales was also offset by increased production from our Dutch #1, #2 and #3 wells which resumed production after being shut-in during all of September, October and the majority of November 2008 due to Hurricane Ike.

Average Sales Prices. For the nine months ended March 31, 2010, the average price of natural gas was $4.42 per Mcf while the average price for oil and condensate was $73.51 per barrel and the average price for NGLs was $1.04 per gallon. For the nine months ended March 31, 2009, the average price of natural gas was $7.29 per Mcf while the average price for oil and condensate was $73.05 per barrel and the average price for NGLs was $1.30 per gallon.

Natural Gas, Oil and NGL Production. Our net natural gas production for the nine months ended March 31, 2010 was approximately 58.4 Mmcfd, up from approximately 53.0 Mmcfd for the nine months ended March 31,

2009. Net oil and condensate production for the comparable periods also increased from approximately 1,300 barrels per day to approximately 1,500 barrels per day, and our NGL production increased from approximately 61,400 gallons per day to approximately 68,200 gallons per day. This increase in natural gas, oil and NGL production was principally attributable to our Eloise North well which began producing in December 2008 and our Dutch #4 well which began producing in January 2009. The increase in production was also attributable to our Dutch #1, #2 and #3 wells which were shut-in during all of September, October and the majority of November 2008 due to Hurricane Ike. This increase in production was partially offset by our ruptured 20” pipeline which shut-in production from our four Mary Rose wells, Dutch #4 and our Eloise North wells for approximately 35 days in 2010.

Operating Expenses. LOE for the nine months ended March 31, 2010 were approximately $11.1 million, which included approximately $3.7 million of Louisiana state severance taxes. Lease operating expenses for the nine months ended March 31, 2009 were approximately $14.5 million, which included $2.1 million of Louisiana state severance taxes, which includes a credit of approximately $2.9 million. For wells drilled to a true vertical depth of 15,000 feet or more, where production commences after July 31, 1994, the State of Louisiana exempts taxpayers from paying severance taxes on these wells for 24 months from the date production begins, or until payout of well cost, whichever comes first.

Exploration Expense. We reported approximately $23.3 million of exploration expense for the nine months ended March 31, 2010. Of this amount, approximately $6.1 million related to the dry hole the Company drilled at Vermillion 155, $16.0 million related to the dry hole the Company drilled at Matagorda Island 617, and the remaining $1.2 million related to various geological and geophysical activities, seismic data, and delay rentals. For the nine months ended March 31, 2009, we reported approximately $20.4 million of exploration expense. Of this amount, approximately $7.1 million related to the dry hole the Company drilled at West Delta 77, $12.5 million related to the dry hole the Company drilled at Eugene Island 56, and the remaining $0.8 million related to various geological and geophysical activities, seismic data, and delay rentals.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the nine months ended March 31, 2010 was approximately $25.2 million. For the nine months ended March 31, 2009, we recorded approximately $22.2 million of depreciation, depletion and amortization. The increase in depreciation, depletion and amortization was primarily attributable to added production from newly added reserves from our Eloise North and Dutch #4 wells. The increase was also attributable to reduced production during all of September, October and the majority of November 2008 from our Dutch #1, #2 and #3 wells which were shut-in due to Hurricane Ike. This increase in depreciation, depletion and amortization was partially offset by our ruptured 20” pipeline which shut-in production from our four Mary Rose wells, Dutch #4 and our Eloise North wells for approximately 35 days in 2010.

Lease Expiration and Relinquishment Expense. For the nine months ended March 31, 2010, the Company recorded lease expiration and relinquishment expense of $735,553 related to the relinquishment of South Marsh Island 57, South Marsh Island 59 and South Marsh Island 75. For the nine months ended March 31, 2009, the Company recorded lease expiration and relinquishment expense of approximately $4.1 million due to the expiration and relinquishment of 43 lease blocks owned by REX and COE.

Impairment Expense. No impairment expense was recorded for the nine months ended March 31, 2010. For the nine months ended March 31, 2009, the Company recorded impairment expense of approximately $2.7 million related to our Grand Isle 70 well as a result of the expected future undiscounted net cash flows of this well being lower than the unamortized capitalized cost.

General and Administrative Expenses. General and administrative expenses for the nine months ended March 31, 2010 and the nine months ended March 31, 2009 were approximately $4.4 million and $6.0 million, respectively.

Major components of general and administrative expenses for the nine months ended March 31, 2010 included approximately $2.4 million in salaries and benefits, $0.6 million in accounting, tax, legal, engineering and other professional fees, $0.1 million in office administration expenses, $0.4 million in insurance costs, $0.5 million in State of Louisiana franchise taxes, and $0.4 million related to the cost of expensing stock options and stock grant compensation.

Major components of general and administrative expenses for the nine months ended March 31, 2009 included approximately $1.7 million in salaries and benefits, $1.3 million in accounting, tax, legal, engineering and other professional fees, $0.2 million in office administration expenses, $0.4 million in insurance costs, $1.3 million in State of Louisiana franchise taxes, and $1.1 million related to the cost of expensing stock options and stock grant compensation.

Interest Expense. We reported interest expense of $420,311 for the nine months ended March 31, 2010, compared to interest expense of $589,812 for the nine months ended March 31, 2009. A portion of this interest expense is the Company’s portion of COE’s interest expense on the Note as a result of our proportionate consolidation of COE. The remaining balance is interest expense related to credit facilities, under which we had amounts outstanding during the nine months ended March 31, 2009.

Interest Income. We reported interest income of $834,160 for the nine months ended March 31, 2010, compared to interest income of $757,571 for the nine months ended March 31, 2009. Both periods include interest income as a result of the loan made by the Company to COE. The higher levels of interest income in 2010 are attributable to higher cash balances.

Gain on Sale of Assets and Other. For the nine months ended March 31, 2010, the Company reported a gain on sale of assets and other of $112,868 related to the sale of its Grand Isle 70 well. The Company had no gain on sale of assets and other during the nine months ended March 31, 2009.

Production, Prices, Operating Expenses, and Other

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(Dollar amounts in 000’s, except per Mcfe amounts)		(Dollar amounts in 000’s, except per Mcfe amounts)
Production Data:
Natural gas (million cubic feet)	4,043	5,351	15,991	14,523
Oil and condensate (thousand barrels)	102	148	400	363
Natural gas liquids (thousand gallons)	4,881	6,009	18,685	16,836

Total (million cubic feet equivalent)	5,352	7,097	21,060	19,106

Natural gas (million cubic feet per day)	44.9	59.5	58.4	53.0
Oil and condensate (thousand barrels per day)	1.1	1.6	1.5	1.3
Natural gas liquids (thousand gallons per day)	54.2	66.8	68.2	61.4

Total (million cubic feet equivalent per day)	59.2	78.6	77.1	69.6

Average Sales Price:
Natural gas (per thousand cubic feet)	$5.90	$4.82	$4.42	$7.29
Oil and condensate (per barrel)	$78.48	$41.60	$73.51	$73.05
Natural gas liquids (per gallon)	$1.22	$0.69	$1.04	$1.30

Total (per thousand cubic feet equivalent)	$7.07	$5.09	$5.68	$8.08

Selected data per Mcfe:
Lease operating expenses	$0.66	$0.64	$0.53	$0.76
General and administrative expenses	$0.22	$0.21	$0.21	$0.31
Depreciation, depletion and amortization of natural gas and oil properties	$1.24	$1.23	$1.17	$1.12

Capital Resources and Liquidity

Cash From Operating Activities. Cash flows from operating activities provided approximately $98.7 million in cash for the nine months ended March 31, 2010 compared to $69.8 million for the same period in 2009. This increase in cash provided by operating activities was attributable to increased natural gas, oil and NGL production attributable to our Eloise North and Dutch #4 well. The increase in production was also attributable to our Dutch #1, #2 and #3 wells which were shut-in during all of September, October and the majority of November 2008 due to Hurricane Ike.

Cash From Investing Activities. Cash flows used in investing activities for the nine months ended March 31, 2010 were approximately $41.3 million, compared to using $23.1 million in investing activities for the nine months ended March 31, 2009. This increase was primarily attributable to increased capital expenditures for drilling exploration and developmental wells.

Cash From Financing Activities. Cash flows used in financing activities for the nine months ended March 31, 2010 were approximately $1.4 million, compared to using $65.1 million for the same period in 2009. During the nine months ended March 31, 2009, the Company paid off its credit facility and repurchased significant amounts of common stock pursuant to our share repurchase program. There were no credit facility payments and fewer purchases of common stock during the nine months ended March 31, 2010.

Capital Budget. For the remainder of calendar year 2010, the Company has budgeted to invest approximately $72.2 million as follows:

•	We will invest approximately $17.2 million to finish completing, build a platform, lay a pipeline, build facilities and hook up our Nautilus discovery.

•	We will invest approximately $12.4 million to drill and complete, build a platform, lay a pipeline, build facilities and hook up our Eloise South prospect.

•	We will invest approximately $20.6 million to pay for our dry holes at Vermillion 155 and Matagorda Island 617.

•	We will invest approximately $11.2 million to drill and complete seven additional on-shore wells in Panola County, Texas under our joint venture with Patara Oil & Gas LLC.

•	We will invest approximately $3.0 million to drill a conventional on-shore Texas prospect that is currently under farm-in negotiations.

•	We will invest approximately $0.6 million to plug and abandon Grand Isle 72.

•	We will invest approximately $2.0 million in our Alaskan mineral exploration project.

•	We will invest approximately $5.2 million in lease payments and delay rentals should we be awarded the leases from the AHB at the Central Gulf of Mexico Lease Sale No 213 held on March 17, 2010.

Of the $72.2 million of capital expenditures planned for the remainder of this calendar year, the Company has incurred expenses of approximately $42.2 million and accrued for this amount as a current liability in the Consolidated Balance Sheet as of March 31, 2010.

The Company often reviews acquisitions and prospects presented to us by third parties and may decide to invest in one or more of these opportunities. There can be no assurance that we will invest, or that any investment entered into will be successful. These potential investments are not part of our current capital budget and would require us to invest additional capital. Natural gas and oil prices continue to be volatile and our resources may be insufficient to fund any of these opportunities. As of April 30, 2010, we had approximately $78 million in cash and cash equivalents and no debt outstanding.

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

Natural Gas and Oil Reserves

The following table presents our estimated net proved, developed producing natural gas and oil reserves at March 31, 2010. Reserves were based on a reserve report generated by William M. Cobb & Associates, Inc. and Lonquist & Co. LLC. The Company believes that having independent and well respected third-party engineering firms prepare its reserve report enhances the credibility of our reported reserve estimates. Management is responsible for the reserve estimate disclosures in this filing, and meets regularly with our independent third-party engineers to review these reserve estimates.

Proved Reserves as of March 31, 2010
Natural Gas (MMcf)	281,403
Oil, Condensate and Natural Gas Liquids (MBbls)	12,584

Total proved reserves (Mmcfe)	356,907

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

Share Repurchase Program

In September 2008, the Company’s board of directors approved a $100 million share repurchase program. Under the program, all shares are purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases will be made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. Repurchased shares of common stock become authorized but unissued shares, and may be issued in the future for general corporate and other purposes. As of April 30, 2010, we have purchased 1,339,808 shares of our common stock at an average cost per share of $43.40, for a total expenditure of approximately $58.2 million, resulting in 15,777,380 shares of common stock outstanding and 16,417,714 fully diluted shares. As of April 30, 2010, approximately $41.8 million remained available for repurchase under the share repurchase program.

Credit Facility

On October 3, 2008, the Company and its wholly-owned subsidiaries completed the arrangement of a $50 million Hydrocarbon Borrowing Base secured revolving credit facility pursuant to a credit agreement with BBVA Compass Bank (successor in interest to Guaranty Bank, as administrative agent and issuing lender) (the “Credit Agreement”). The credit facility is secured by substantially all of the Company’s assets and is available to fund the Company’s exploration and development activities, as well as the repurchase of shares of the Company’s common stock, the payment of dividends, and working capital as needed. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.0% per annum. The outstanding principal amount and any accrued interest thereon is due October 3, 2010, and may be prepaid at any time in accordance with the Credit Agreement with no prepayment penalty. An arrangement fee of 0.5%, or $250,000, was paid in connection with the facility and a commitment fee of 0.5% is paid on the unused commitment amount. As of March 31, 2010, the Company had no amounts outstanding under the Credit Agreement.

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

Production activities in the Gulf of Mexico increase our susceptibility to pollution and natural resource damage.

A blowout, rupture or spill of any magnitude would present serious operational and financial challenges. Most of the Company’s operations are on the Gulf of Mexico shelf in water depths less than 200 feet and less than 50 miles from the coast. Such proximity to the shore-line increases the probability of a biological impact or damaging the fragile eco-system in the event of released condensate.

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

The risks and challenges inherent in mineral exploration are quite different from our natural gas and oil exploration and we have no mineral expertise.

Our investment in the Mineral Exploration Lands does not represent a change in our natural gas and oil exploration business model. We recognize that the risks and challenges inherent in mineral exploration are quite different from our natural gas and oil exploration business and we were attracted to invest in this project solely by what we perceive to be its reward/risk ratio, where a relatively small amount of initial exploration risk capital ($3 to $5 million is envisioned) could potentially lead to a more extensive mineral exploration/development project. Our 2009 exploration program found relatively few samples of commercial grade gold ore – generally considered to be 0.5 grams per tonne or more – but we believe our results merit an expanded exploration program for the summer of 2010.

At this early exploration stage our investment should be considered speculative and our odds of ultimately being successful in finding gold or other minerals in a volume sufficient to support a commercial mining operation are quite low. We have little or no experience in mining and mineral development and will be highly dependent upon the advice of consultants.

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

Our common stock is thinly traded.

Contango has approximately 15.8 million shares of common stock outstanding. Directors and officers own or have voting control over approximately 3.2 million shares. Since our common stock is not heavily traded, the purchase or sale of relatively small common stock positions may result in disproportionately large increases or decreases in the price of our common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Rating Risk. As of April 30, 2010, we had no long-term debt subject to the risk of loss associated with movements in interest rates.

As of March 31, 2010, we had approximately $100.4 million in cash and cash equivalents. Of this amount, approximately $65.7 million was invested in U.S. Treasury money market funds and the remaining $34.7 million was invested in overnight U.S. Treasury funds. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of March 31, 2010, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the nine months ended March 31, 2010, a 10% fluctuation in the prices received for natural gas and oil production would impact our revenues by approximately $12 million. It could also lead to impairment of our natural gas and oil properties.

Item 4.	Controls and Procedures

Kenneth R. Peak, our Chairman, Chief Executive Officer and Chief Financial Officer, together with our Controller and Treasurer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010. Based upon that evaluation, the Company’s management concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, Chief Executive Officer, Chief Financial Officer, Controller and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango Oil & Gas Company. (1)

3.2	Bylaws of Contango Oil & Gas Company. (1)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (1)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (2)

4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (3)

23.1	Consent of William M. Cobb & Associates, Inc. †

23.2	Consent of Lonquist & Co. LLC. †

31.1	Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
1.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
3.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: May 7, 2010	By:	/S/ KENNETH R. PEAK
Kenneth R. Peak
Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Date: May 7, 2010	By:	/S/ LESIA BAUTINA
Lesia Bautina
Senior Vice President and Controller
(Principal Accounting Officer)