Form 10-Q
period 2010-09-30
CONTANGO OIL & GAS CO
filed 2010-11-09
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of October 31, 2010 was 15,664,666.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30, 2010	June 30, 2010

CURRENT ASSETS:
Cash and cash equivalents	$63,737,221	$52,469,144
Accounts receivable:
Trade receivables	43,321,739	41,938,567
Joint interest billings	13,399,617	11,758,980
Income taxes	4,266,617	5,410,577
Other receivable	3,169,392	3,164,604
Notes receivable	2,027,590	2,027,590
Other	2,205,526	3,103,927

Total current assets	132,127,702	119,873,389

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	545,767,540	540,215,841
Unproved properties	13,059,621	10,825,074
Furniture and equipment	284,706	276,817
Accumulated depreciation, depletion and amortization	(94,112,935)	(78,998,049)

Total property, plant and equipment, net	464,998,932	472,319,683

OTHER ASSETS:
Cash and other assets held by affiliates	45,369	39,731
Other	121,527	32,944

Total other assets	166,896	72,675

TOTAL ASSETS	$597,293,530	$592,265,747

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2010	June 30, 2010

CURRENT LIABILITIES:
Accounts payable	$12,523,124	$34,219,769
Royalties and working interests payable	34,986,037	30,774,444
Accrued liabilities	4,652,850	2,647,435
Joint interest advances	1,333,980	739,464
Accrued exploration and development	5,020,513	9,263,438
Income tax payable	6,402,332	843,755

Total current liabilities	64,918,836	78,488,305

DEFERRED TAX LIABILITY	131,361,058	131,290,992
ASSET RETIREMENT OBLIGATION	5,387,421	5,156,642

SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50,000,000 shares authorized, 19,982,563 shares issued and 15,664,666 outstanding at September 30, 2010, 19,982,563 shares issued and 15,684,666 outstanding at June 30, 2010	799,300	799,300
Additional paid-in capital	78,188,905	77,967,702
Treasury stock at cost (4,317,897 and 4,297,897 shares at September 30, 2010 and June 30, 2010, respectively)	(82,885,245)	(82,019,429)
Retained earnings	399,523,255	380,582,235

Total shareholders’ equity	395,626,215	377,329,808

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$597,293,530	$592,265,747

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2010	2009
REVENUES:
Natural gas, oil and liquids sales	$55,084,215	$35,602,471

Total revenues	55,084,215	35,602,471

EXPENSES:
Operating expenses	4,940,795	3,456,353
Exploration expenses	1,377,939	373,933
Depreciation, depletion and amortization	15,226,744	8,956,941
General and administrative expenses	3,083,553	1,438,541

Total expenses	24,629,031	14,225,768

NET INCOME FROM CONTINUING OPERATIONS BEFORE OTHER INCOME AND INCOME TAXES	30,455,184	21,376,703

OTHER INCOME (EXPENSE):
Interest expense	(63,014)	(156,133)
Interest income	350	147,230

NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	30,392,520	21,367,800
Provision for income taxes	(11,451,500)	(7,901,939)

NET INCOME FROM CONTINUING OPERATIONS	18,941,020	13,465,861
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$18,941,020	$13,465,861

NET INCOME PER SHARE:
Basic	$1.21	$0.85
Diluted	$1.20	$0.83

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,666,079	15,827,436

Diluted	15,780,318	16,144,643

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,941,020	$13,465,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	15,226,744	8,956,941
Exploration expenditures	622,856	543,168
Deferred income taxes	70,066	(1,838,232)
Stock-based compensation	221,203	126,333
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other	(1,383,172)	8,239,244
Decrease in accounts payable and advances from joint owners	(18,176,388)	(9,398,960)
Increase (decrease) in other accrued liabilities	2,005,415	(7,672,176)
Increase in income taxes payable	6,702,537	9,740,171
Other	533,190	(361,033)

Net cash provided by operating activities	24,763,471	21,801,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(12,502,350)	(1,718,299)
Additions to furniture and equipment	(11,520)	—
Investment in affiliates	(99,996)	325,181

Net cash used in investing activities	(12,613,866)	(1,393,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	(865,816)	—
Debt issuance costs	(15,712)	—

Net cash used in financing activities	(881,528)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,268,077	20,408,199
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	52,469,144	44,371,324

CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,737,221	$64,779,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes, net	$4,678,897	$—

Cash paid for interest	$63,014	$63,014

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2010	15,684,666	$799,300	$77,967,702	$(82,019,429)	$380,582,235	$377,329,808
Exercise of stock options	—	—	—	—	—	$—
Tax benefit of exercising stock options	—	—	—	—	—	$—
Issuance of restricted common stock	—	—	—	—	—	$—
Treasury shares at cost	(20,000)	—	—	(865,816)	—	$(865,816)
Expense of stock options	—	—	221,203	—	—	$221,203
Net income	—	—	—	—	18,941,020	$18,941,020

Balance at September 30, 2010	15,664,666	$799,300	$78,188,905	$(82,885,245)	$399,523,255	$395,626,215

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2010. The consolidated results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.

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

When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. No impairment charges were incurred for the three months ended September 30, 2010 or 2009.

An integral and on-going part of our business strategy is to sell our proved reserves from time to time in order to generate additional capital to reinvest in our offshore exploration programs. The Company classifies such property sales as discontinued operations.

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade investments having an original maturity of 90 days or less. As of September 30, 2010, the Company had approximately $63.7 million in cash and cash equivalents. Of this amount, approximately $26.7 million was invested in U.S. Treasury money market funds and the remaining $37.0 million was invested in overnight U.S. Treasury funds.

Principles of Consolidation. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly-owned subsidiaries are fully consolidated. Exploration and development affiliates not wholly owned, such as 32.3% owned Republic Exploration, LLC (“REX”), are not controlled by the Company and are proportionately consolidated.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-Based Compensation. The Company applies the fair value based method to account for stock-based compensation. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes option-pricing model. The Company also classifies the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) as financing cash flows. No options were granted for the three months ended September 30, 2010 or 2009.

The Company’s 1999 Stock Incentive Plan expired in August 2009. Any outstanding options issued under the plan will be converted into securities if exercised prior to their expiration date, which expiration dates range from December 2010 to September 2013. On September 15, 2009, the Company’s Board of Directors adopted the Contango Oil & Gas Company Annual Incentive Plan (the “2009 Plan”), which was approved by shareholders on November 19, 2009. Under the 2009 Plan, the Company’s Board of Directors may grant stock options, restricted stock awards and other stock-based awards to officers or other employees of the Company. Awards made under the 2009 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. Grants of service-based awards are valued at our common stock price at the date of grant. The Company did not grant stock-based awards to any officer or director during the three months ended September 30, 2010 or 2009.

During the three months ended September 30, 2010 and 2009, the Company recorded stock-based compensation charges of $221,203 and $126,333, respectively, to general and administrative expense for restricted stock and option awards. These amounts do not reflect compensation actually received by the individuals, but rather represent expense recognized in the Company’s consolidated financial statements that relate to restricted stock and option awards granted in previous fiscal years.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Customer Concentration Credit Risk

The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas and oil for the three months ended September 30, 2010 were ConocoPhillips Company, Shell Trading US Company, Trans Louisiana Gas Pipeline, Inc., NJR Energy Services and Enterprise Products Operating LLC. Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on our financial position, but there are numerous other potential purchasers of our production.

5. Other Receivable

On February 24, 2010, a dredge contracted by the Army Corps of Engineers to dredge the Atchafalaya River Channel ruptured the Company’s 20” pipeline that runs from our Eugene Island 11 gathering platform to the Eugene Island 63 platform where our pipeline joins a third-party pipeline that transports our production to shore. The pipeline was repaired and production resumed on March 31, 2010. We believe the repairs will be covered by our insurance policy, subject to a deductible. We have recorded a receivable of approximately $3.2 million related to this incident in the Consolidated Balance Sheet as of September 30, 2010 and June 30, 2010.

6. Net Income per Common Share

A reconciliation of the components of basic and diluted net income per share of common stock is presented in the tables below:

	Three Months Ended September 30, 2010
	Income	Weighted Average Shares	Per Share
Income from continuing operations	$18,941,020	15,666,079	$1.21

Basic Earnings per Share:
Net income attributable to common stock	$18,941,020	15,666,079	$1.21

Effect of Potential Dilutive Securities:
Stock options	—	114,239	—

Income from continuing operations	$18,941,020	15,780,318	$1.20

Diluted Earnings per Share:
Net income attributable to common stock	$18,941,020	15,780,318	$1.20

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Net Income per Common Share (continued)

	Three Months Ended September 30, 2009
	Income	Weighted Average Shares	Per Share
Income from continuing operations	$13,465,861	15,827,436	$0.85

Basic Earnings per Share:
Net income attributable to common stock	$13,465,861	15,827,436	$0.85

Effect of Potential Dilutive Securities:
Stock options	—	315,663	—
Restricted shares	—	1,544	—

Income from continuing operations	$13,465,861	16,144,643	$0.83

Diluted Earnings per Share:
Net income attributable to common stock	$13,465,861	16,144,643	$0.83

Options to purchase 85,000 and 45,000 shares of common stock were outstanding as of September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share for the three months ended September 30, 2010 or 2009. These options were excluded because either (i) the options’ exercise price was greater than the average market price of the common shares, or (ii) application of the treasury method to in-the-money options made some of the options anti-dilutive.

7. Related Party Transactions

The Company’s wholly-owned subsidiary, Conterra Company (“Conterra”), has entered into a joint venture with Patara Oil & Gas LLC (“Patara”), a privately held oil and gas company, to develop proved undeveloped Cotton Valley gas reserves in Panola County, Texas. B.A. Berilgen, a member of the Company’s board of directors, is the Chief Executive Officer of Patara.

In March 2006, Contango Offshore Exploration LLC (“COE”) executed a Promissory Note (the “COE Note”) to the Company to finance its share of development costs in Grand Isle 72. The COE Note was payable upon demand and carried an annual interest rate of 10%. As of May 31, 2010, COE owed the Company $4.3 million under the COE Note, and owed an additional $1.6 million in accrued and unpaid interest. Effective June 1, 2010, COE was dissolved and the Company assumed its 65.6% of the obligation of COE, while the other member of COE assumed the remaining 34.4%, or approximately $2.0 million. This $2.0 million is reflected as a note receivable in the Consolidated Balance Sheet of the Company as of September 30, 2010 and June 30, 2010. The new note receivable was payable on demand and carried no interest rate. On October 27, 2010 this new note was paid in full.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Subsequent Events

On October 22, 2010, the Company completed the arrangement of a secured revolving credit agreement with Amegy Bank (the “Credit Agreement”) to replace the expiring credit agreement with BBVA Compass Bank. The Credit Agreement currently has a $40 million hydrocarbon borrowing base and will be available to fund the Company’s offshore Gulf of Mexico exploration and development activities, as well as repurchase shares of common stock, pay dividends, and to fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid on October 1, 2010 in connection with the facility and a commitment fee of 0.375% will be paid on unused borrowing capacity. The Credit Agreement contains customary covenants including limitations on additional indebtedness.

Effective October 1, 2010, the Company purchased an additional 7.5% working interest and 6.0% net revenue interest in Ship Shoal 263 for approximately $7.5 million from Juneau Exploration, L.P. (“JEX”). The Company now owns a 100% working interest and 80% net revenue interest in this well.

On October 27, 2010, the Company received approximately $2.0 million from JEX, the other member of COE, which paid off the COE Note in full.

On September 29, 2010, Contango ORE, Inc. (“CORE”), a wholly-owned subsidiary of the Company, filed a Form 10 with the SEC. Once the Form 10 is declared effective, we anticipate that CORE will acquire all the assets and obligations of Contango Mining Company, another wholly-owned subsidiary of the Company and that we will distribute the common stock of CORE to Contango’s stockholders of record as of October 15, 2010 on the basis of one share of common stock of CORE for each ten shares of Contango’s common stock then outstanding. CORE was formed to explore for (i) gold and associated minerals and (ii) rare earth elements, in the State of Alaska.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2010, previously filed with the SEC.

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

Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results expressed or implied by the forward-looking statements. These factors include, among others:

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

•	The timing and successful drilling and completion of natural gas and oil wells

•	Availability of capital and the ability to repay indebtedness when due

•	Availability of rigs and other operating equipment

•	Ability to raise capital to fund capital expenditures

•	Timely and full receipt of sale proceeds from the sale of our production

•	The ability to find, acquire, market, develop and produce new natural gas and oil properties

•	Interest rate volatility

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures

•	Operating hazards attendant to the natural gas and oil business

•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance

•	Potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps

•	Weather

•	Availability and cost of material and equipment

•	Delays in anticipated start-up dates

•	Actions or inactions of third-party operators of our properties

•	Actions or inactions of third-party operators of pipelines or processing facilities

•	The ability to find and retain skilled personnel

•	Strength and financial resources of competitors

•	Federal and state regulatory developments and approvals

•	Environmental risks

•	Worldwide economic conditions

•	The ability to construct and operate offshore infrastructure, including pipeline and production facilities

•	The continued compliance by the Company with various pipeline and gas processing plant specifications for the gas and condensate produced by the Company

•	Drilling and operating costs, production rates and ultimate reserve recoveries in our Eugene Island 10 (“Dutch”) and State of Louisiana (“Mary Rose”) acreage

•	Restrictions on permitting activities

•	Expanded rigorous monitoring and testing requirements

•	Legislation that may regulate drilling activities and increase or remove liability caps for claims of damages from oil spills

•	Ability to obtain insurance coverage on commercially reasonable terms

•	Accidental spills, blowouts and pipeline ruptures

•	Impact of new and potential legislative and regulatory changes on Gulf of Mexico operating and safety standards

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

Impact of Deepwater Horizon Incident and Federal Deepwater Moratorium

In April 2010, the deepwater Gulf of Mexico drilling rig Deepwater Horizon, engaged in drilling operations for another operator, sank after an apparent blowout and fire. The resulting leak caused a significant oil spill. In May 2010, in response to the incident, the President of the United States announced a six-month moratorium on drilling in the deepwater Gulf of Mexico (“Federal Deepwater Moratorium” or the “Moratorium”). Under the Federal Deepwater Moratorium, no new drilling, including sidetracks and bypasses of wells, was allowed in water depths greater than 500 feet. For operators such as Contango that operate in less than 500 feet of water, there are new, more restrictive requirements on permitting activities on the Outer Continental Shelf.

During the quarter ended September 30, 2010, the Outer Continental Shelf Safety Oversight Board, established by the Secretary of the Interior, issued its recommendations for the strengthening of permitting, inspections, enforcement and environmental stewardship. In addition, the Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE) developed an implementation plan for the recommendations, many of which are already underway or planned.

On September 30, 2010, the Department of the Interior announced two new rules (The Drilling Safety Rule and the Workplace Safety Rule) that are intended to improve drilling safety by strengthening requirements for safety equipment, well control systems, and blowout prevention practices on offshore oil and gas operations, and improve workplace safety. The Secretary of the Interior lifted the Moratorium on October 12, 2010.

The Deepwater Horizon incident is likely to have a significant and lasting effect on the US offshore energy industry, and will likely result in a number of fundamental changes, including heightened regulatory scrutiny, more stringent operating and safety standards, changes in equipment requirements and the availability and cost of insurance, as well as increased politicization of the industry. These changes may result in increases in our operating and development costs and extend project development timelines because of new regulatory requirements. There may be other impacts of which we are not aware at this time.

Finally, we expect the future availability and cost of insurance to be impacted by the recent Deepwater Horizon incident. Impacts could include: tighter underwriting standards, limitations on scope and amount of coverage, and higher premiums, and will depend, in part, on future changes in laws and regulations regarding exploration and production activities in the Gulf of Mexico, including possible increases in liability caps for claims of damages from oil spills. We will continue to monitor the expected regulatory and legislative response and its impact on the insurance market and our overall risk profile, and adjust our risk and insurance program to provide protection, at a level that we can afford considering the cost of insurance and our desired rates of return, against disruption to our operations and cash flows.

Exploration Alliance with JEX

JEX is a private company formed for the purpose of assembling domestic natural gas and oil prospects. Under our agreement with JEX, JEX generates natural gas and oil prospects and evaluates exploration prospects generated by others. JEX focuses on the Gulf of Mexico, and generates offshore exploration prospects either individually, or via our 32.3% owned affiliated company, Republic Exploration LLC (“REX”) (see “Offshore Gulf of Mexico Exploration Joint Ventures” below). We do not have a written agreement with JEX which contractually obligates them to provide us with their services.

Offshore Gulf of Mexico Exploration Joint Ventures

Contango, through its wholly-owned subsidiary COI, and its partially-owned subsidiary REX, conducts exploration activities in the Gulf of Mexico. As of October 31, 2010, Contango, through COI and REX, had an interest in 28 offshore leases. See “Offshore Properties” for additional information on our offshore properties.

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

The Company’s offshore operated production consists of 11 wells located on federal and State of Louisiana leases in the shallow waters of the Gulf of Mexico. These 11 wells produce via the following three platforms:

Eugene Island 11 Platform

As of October 31, 2010, the Company-owned and operated platform at Eugene Island 11 was processing approximately 51.1 Mmcfed, net to Contango. This platform was designed with a capacity of 500 million cubic feet per day (“Mmcfd”) and 6,000 barrels of oil per day (“bopd”). This platform services production from the Company’s four Mary Rose wells and its Eloise North well, which are all located in State of Louisiana waters, as well as our Dutch #4 well and Eloise South well, which are both located in federal waters. From the Eugene Island 11 platform, the gas and condensate flow to our Eugene Island 63 auxiliary platform via our 20” pipeline, which has been designed with a capacity of 330 Mmcfd and 6,000 bopd, and then from the Eugene Island 63 auxiliary platform to third-party owned and operated on-shore processing facilities near Patterson, Louisiana.

In September 2010 the Company completed installing a companion platform adjacent to the Eugene Island 11 Platform (the “H-CMP Platform”). The H-CMP Platform, together with two newly laid pipelines, enables us to redirect up to five of the seven wells that produce to the Eugene Island 11 platform and send that natural gas and oil production to alternate markets. As of September 30, 2010, the Company had invested approximately $3.8 million to build and install the H-CMP Platform and pipelines.

On February 24, 2010, a dredge contracted by the Army Corps of Engineers to dredge the Atchafalaya River Channel ruptured the Company’s 20” pipeline that runs from our Eugene Island 11 gathering platform to our Eugene Island 63 auxiliary platform. All wells serviced by the platform were immediately shut-in upon pipeline rupture, and we immediately implemented our spill response plan. The Company estimates that a minimal and immaterial quantity of production was lost. The pipeline was repaired and production resumed on March 31, 2010. We believe the repairs will be covered by our insurance policy, subject to a deductible. We have an approximate 53% ownership interest in the pipeline.

Eugene Island 24 Platform

As of October 31, 2010 this third-party owned and operated production platform at Eugene Island 24 was processing approximately 32.5 Mmcfed, net to Contango. This platform was designed with a capacity of 100 Mmcfd and 3,000 bopd. This platform services production from the Company’s Dutch #1, #2 and #3 federal wells.

Ship Shoal 263 Platform

As of October 31, 2010, the Company-owned and operated Ship Shoal 263 platform was processing approximately 17.8 Mmcfed, net to Contango. This platform was designed with a capacity of 40 Mmcfd and 5,000 bopd. This platform services production from our Nautilus well which began producing in June 2010.

Other Activities

In September 2010, we spud our Galveston Area 277L prospect (His Dudeness), a wildcat exploration well in the Gulf of Mexico. The Company will pay 100% of drilling costs, estimated to be approximately $10.0 million. Additionally, we have submitted an exploration permit with the BOEMRE to drill our next wildcat exploration well, Vermillion Island 170 (Swimmy), in the Gulf of Mexico. We hope to be approved to drill this well prior to December 31, 2010.

Our Eloise South prospect was spud on block Eugene Island 10 in March 2010 and began producing in July 2010. The well is currently shut-in while undergoing diagnostic testing to determine the cause for underperforming flow rates. Upon depletion of our Eloise South well, our well bore may be completed up-hole and produce in the Cib-op sand as our Dutch #5 well. The Company has a 26.9% working interest (21.5% net revenue interest) in Eloise South, inclusive of our ownership interest in REX, and will have a 47.05% working interest (38.1% net revenue interest) in Dutch #5.

Republic Exploration LLC

West Delta 36, a REX prospect, is operated by a third party. The Company depends on a third-party operator for the operation and maintenance of this production platform. As of October 31, 2010 the well was producing at an 8/8ths rate of approximately 2.9 Mmcfed. REX has a 25.0% working interest (“WI”), and a 20.0% net revenue interest (“NRI”), in this well.

Offshore Properties

Producing Properties. The following table sets forth the interests owned by Contango through its related entities in the Gulf of Mexico which were capable of producing natural gas or oil as of October 31, 2010:

Area/Block	WI	NRI	Status
Eugene Island 10 #D-1 (Dutch #1)	47.05%	38.1%	Producing
Eugene Island 10 #E-1 (Dutch #2)	47.05%	38.1%	Producing
Eugene Island 10 #F-1 (Dutch #3)	47.05%	38.1%	Producing
Eugene Island 10 #G-1 (Dutch #4)	47.05%	38.1%	Producing
Eugene Island 10 #I-1 (Eloise South)	23.76%	19.0%	Shut-in
S-L 18640 #1 (Mary Rose #1)	53.21%	40.5%	Producing
S-L 19266 #1 (Mary Rose #2)	53.21%	38.7%	Producing
S-L 19266 #2 (Mary Rose #3)	53.21%	38.7%	Producing
S-L 18860 #1 (Mary Rose #4)	34.58%	25.5%	Producing
S-L 19266 #3 (Eloise North)	36.90%	26.9%	Producing
Ship Shoal 263 (Nautilus)	100.00%	80.0%	Producing
West Delta 36 (produced via REX)	25.0%	20.0%	Producing

Leases. The following table sets forth the working interests owned by Contango and related entities in non-developed leases in the Gulf of Mexico as of October 31, 2010.

Area/Block	WI	Lease Date	Expiration Date
Contango Operators, Inc.:
Ship Shoal 14	50.00%	May-06	May-11
Viosca Knoll 383	(2)	Jun-06	Jun-11
S-L 19261	53.21%	Feb-07	Feb-12
S-L 19396	53.21%	Jun-07	Jun-12
Eugene Island 11	53.21%	Dec-07	Dec-12
East Breaks 369 (1)	(3)	Dec-03	Dec-13
East Breaks 370	65.63%	Dec-03	Dec-13
Galveston Area 248L	100.00%	Oct-09	Oct-14
Galveston Area 276L	100.00%	Oct-09	Oct-14
Galveston Area 277L (N/2 of NE/4)	100.00%	Oct-09	Oct-14
Galveston Area 277L (S/2 of NE/4)	100.00%	Oct-09	Oct-14
Galveston Area 338S	100.00%	Oct-09	Oct-14
Matagorda Island 607	100.00%	Nov-09	Nov-14
Matagorda Island 616	100.00%	Nov-09	Nov-14
Matagorda Island 617 (1)	100.00%	Nov-09	Nov-14
Ship Shoal 121	100.00%	Jul-10	Jul-15
Ship Shoal 122	100.00%	Jul-10	Jul-15
Vermillion 170	100.00%	Jul-10	Jul-15
East Breaks 366	65.63%	Nov-05	Nov-15
East Breaks 410	65.63%	Nov-05	Nov-15

Republic Exploration LLC
Ship Shoal 14	50.00%	May-06	May-11
East Cameron 210	100.00%	Jun-09	Jun-14
South Timbalier 97	100.00%	Jun-09	Jun-14

(1)	Dry Hole
(2)	Farm out. COI retains a 1.75% ORRI
(3)	Farm out. COI retains a 2.41% ORRI

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

Under the terms of the first joint venture agreement (“Conterra No. 1” or the “Conterra No. 1 Joint Venture Agreement”), Conterra will fund 100% of the drilling and completion costs in exchange for 90% of the net revenues. The Conterra No. 1 Joint Venture Agreement contemplates drilling up to 15 wells, at an estimated 8/8ths cost of approximately $1.65 million per well. The average 8/8ths reserves per well are expected to be approximately 1.5 Bcfe (1.125 net Bcfe after a 25% royalty). In July 2010, both Conterra and Patara agreed to enter into a second joint venture agreement (“Conterra No. 2” or the “Conterra No. 2 Joint Venture Agreement”) to drill up to an additional 15 wells, bringing the total expected number of wells to 30.

By paying all of the drilling and completion costs, the Company will be able to benefit from the associated tax deductions. Upon the Company achieving a 15% per annum cash-on-cash rate of return on each basket of 15 wells, the Company’s net revenue interest converts into a 5% overriding royalty interest.

As of October 31, 2010, Conterra No. 1 was producing at a rate of approximately 6.6 Mmcfed, net to Contango, from 13 wells with two additional wells logged and waiting to be fracture stimulated. As of October 31, 2010, Conterra No. 2 had drilled and logged one well which is waiting to be fracture stimulated, and was drilling ahead on its second well. As of September 30, 2010, we have invested approximately $27.7 million and $1.2 million in Conterra No. 1 and Conterra No. 2, respectively.

South Texas

In July 2010, the Company announced a discovery at its on-shore wildcat exploration well, (Rexer #1), in south Texas. The Company has a 100% working interest (72.5% net revenue interest) in this well before payout, and a 75% working interest (54.4% net revenue interest) after payout. Production began in October 2010 and as of October 31, 2010, was producing at a rate of approximately 3.0 Mmcfed, net to Contango. As of September 30, 2010, the Company had invested approximately $5.4 million to drill, complete and bring this well to production.

Contango Mining Company

Contango Mining Company (“Contango Mining”) was formed on October 15, 2009 as a Delaware corporation registered to do business in Alaska for the purpose of engaging in exploration in the State of Alaska for (i) gold and associated minerals and (ii) rare earth elements. Contango Mining is a wholly-owned subsidiary of the Company and holds leasehold interests in approximately 647,000 acres from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (“Tetlin Lease”) and holds 12,000 acres in unpatented mining claims from the State of Alaska for the exploration of gold deposits and associated minerals (together with the Tetlin Lease, the “Gold Properties”). Contango Mining also holds interests in and to 3,520 acres in unpatented Federal mining claims and 97,280 acres in unpatented mining claims from the State of Alaska for the exploration of rare earth elements (the “REE Properties”, and together with the Gold Properties, the “Properties”). Contango Mining acquired a 50% interest in the Properties from JEX on October 15, 2009 in exchange for $1 million and a 1% overriding royalty interest under a joint exploration agreement. On September 15, 2010, Contango Mining acquired the remaining 50% interest in the Properties in exchange for increasing the overriding royalty interest in the Properties granted to JEX to 3%.

The Company anticipates that Contango ORE, Inc. (“CORE”), another wholly-owned subsidiary of the Company, will acquire all the assets and obligations of Contango Mining. We will distribute the common stock of

CORE to Contango’s stockholders of record as of October 15, 2010, promptly after the effective date of CORE’s Form 10 (the “Distribution”) filed with the SEC, on the basis of one share of common stock for each ten shares of Contango’s common stock then outstanding. No fractional shares will be issued, but a cash payment will be made to shareholders with less than ten shares based upon the value established for CORE immediately before the Distribution. Prior to the Distribution, the Company will contribute $3.5 million in cash to CORE pursuant to the terms of a contribution agreement between Contango and CORE.

The Company has obtained a valuation report from Avalon Development Corporation, a Fairbanks, Alaska-based mineral exploration consulting firm, of the value of the assets constituting the mineral properties to be owned or controlled by CORE. Based on that valuation report and the planned $3.5 million cash investment in CORE immediately before the distribution, the Company believes the value of the assets contributed to CORE and distributed to Company shareholders will be approximately $0.45 per share of Contango Oil & Gas Company. The Company anticipates that the shares of CORE will trade on the OTCBB after the Distribution.

Employees

The Company outsources its human resources function to Administaff Companies II, LP (“Administaff”) and all of the Company’s employees are co-employees of Administaff. The Company has eight employees.

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

Reserve Estimates. While we are reasonably certain of recovering our reported reserves, the Company’s estimates of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing natural gas and oil prices, operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s natural gas and oil properties and/or the rate of depletion of such natural gas and oil properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at September 30, 2010 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $0.8 million, $1.7 million and $2.7 million, respectively.

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

MD&A Summary Data

The table below sets forth revenue, expense and production data for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009	Change
	($000)
Revenues:
Natural gas, oil and NGL sales	$55,084	$35,602	55%

Total revenues	$55,084	$35,602	55%

Production:
Natural gas (million cubic feet)	7,040	5,976	18%
Oil and condensate (thousand barrels)	196	150	31%
Natural gas liquids (thousand gallons)	8,395	5,967	41%

Total (million cubic feet equivalent)	9,415	7,728	22%

Natural gas (million cubic feet per day)	76.5	65.0	18%
Oil and condensate (thousand barrels per day)	2.1	1.6	31%
Natural gas liquids (thousand gallons per day)	91.3	64.9	41%

Total (million cubic feet equivalent per day)	102.1	83.9	22%

Average Sales Price:
Natural gas (per thousand cubic feet)	$4.55	$3.40	34%
Oil and condensate (per barrel)	$76.56	$68.53	12%
Natural gas liquids (per gallon)	$0.96	$0.84	14%

Total (per thousand cubic feet equivalent)	$5.85	$4.61	27%

Operating expenses	$4,941	$3,456	43%
Exploration expenses	$1,378	$374	268%
Depreciation, depletion and amortization	$15,227	$8,957	70%
General and administrative expenses	$3,084	$1,439	114%
Interest expense	$63	$156	-60%
Interest income	$1	$147	-99%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales. We reported revenues of approximately $55.1 million for the three months ended September 30, 2010, compared to revenues of approximately $35.6 million for the three months ended September 30, 2009. This increase in sales was principally attributable to an increase in natural gas, oil and NGL prices received for the three months ended September 30, 2010. Also contributing to the increase was natural gas and oil sales from our Ship Shoal 263 well which began producing in June 2010 and our Eloise South well which began producing in July 2010.

Average Sales Prices. For the three months ended September 30, 2010, the average price of natural gas was $4.55 per thousand cubic feet (“Mcf”) while the average price for oil and condensate was $76.56 per barrel and the average price for NGLs was $0.96 per gallon. For the three months ended September 30, 2009, the average price of natural gas was $3.40 per Mcf while the average price for oil and condensate was $68.53 per barrel and the average price for NGLs was $0.84 per gallon.

Natural Gas, Oil and NGL Production. Our net natural gas production for the three months ended September 30, 2010 was approximately 76.5 Mmcfd, up from approximately 65.0 Mmcfd for the three months ended September 30, 2009. Net oil and condensate production for the comparable periods also increased from approximately 1,600 barrels per day to approximately 2,100 barrels per day, and our NGL production increased from approximately 64,900 gallons per day to approximately 91,300 gallons per day. This increase in natural gas, oil and NGL production was principally attributable to our Ship Shoal 263 well which began producing in June 2010 and our Eloise South well which began producing in July 2010.

Operating Expenses. Lease operating expenses (“LOE”) for the three months ended September 30, 2010 were approximately $4.9 million, which included approximately $1.2 million in Louisiana state severance taxes. Lease operating expenses for the three months ended September 30, 2009 were approximately $3.5 million, which included approximately $1.3 million of Louisiana state severance taxes. The increase in LOE was attributable to our Ship Shoal 263 well which began producing in June 2010 and our Eloise South well which began producing in July 2010.

Exploration Expense. We reported $1.4 million of exploration expense for the three months ended September 30, 2010. Of this amount, approximately $0.6 million related to our Conterra joint venture, $0.6 million related to Contango Mining Company, and the remaining $0.2 million related to various geological and geophysical activities, seismic data, and delay rentals. For the three months ended September 30, 2009, we reported $0.4 million of exploration expense, which were attributable to various geological and geophysical activities, seismic data, and delay rentals.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended September 30, 2010 was approximately $15.2 million. For the three months ended September 30, 2009, we recorded approximately $9.0 million of depreciation, depletion and amortization. The increase in depreciation, depletion and amortization was primarily attributable to increased production and an increase in reserves and finding costs as a result of our Ship Shoal 263 and Eloise South discoveries.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2010 and the three months ended September 30, 2009 were approximately $3.1 million and $1.4 million, respectively.

Major components of general and administrative expenses for the three months ended September 30, 2010 included approximately $0.2 million in State of Louisiana franchise taxes, $2.0 million in salaries and benefits, $0.6 million in accounting, tax, legal, engineering and other professional fees, $0.1 million in insurance costs, and $0.2 million related to the cost of expensing stock options and stock grant compensation.

Major components of general and administrative expenses for the three months ended September 30, 2009 included approximately $0.7 million in salaries and benefits, $0.2 million in accounting, tax, legal, engineering and other professional fees, $0.3 million in office administration expenses, $0.1 million in insurance costs, and $0.1 million related to the cost of expensing stock options and stock grant compensation.

Interest Expense. We reported interest expense of $63,014 for the three months ended September 30, 2010, compared to interest expense of $156,133 for the three months ended September 30, 2009. Interest expense is a combination of commitment fees paid under our credit facility, as well as a portion of COE’s interest expense on the promissory note to the Company (the “COE Note”), as a result of our proportionate consolidation of COE. The decrease is attributable to eliminating the interest rate on the COE Note effective June 1, 2010.

Interest Income. We reported interest income of $350 for the three months ended September 30, 2010, compared to $147,230 of interest income reported for the three months ended September 30, 2009. Interest income is a combination of interest earned on our cash balances, as well as interest income earned on the COE Note. The decrease is attributable to eliminating the interest rate on the COE Note effective June 1, 2010.

Production, Prices, Operating Expenses, and Other

	Three Months Ended September 30,
	2010	2009
	(Dollar amounts in 000’s, except per Mcfe amounts)
Production Data:
Natural gas (million cubic feet)	7,040	5,976
Oil and condensate (thousand barrels)	196	150
Natural gas liquids (thousand gallons)	8,395	5,967

Total (million cubic feet equivalent)	9,415	7,728

Natural gas (million cubic feet per day)	76.5	65.0
Oil and condensate (thousand barrels per day)	2.1	1.6
Natural gas liquids (thousand gallons per day)	91.3	64.9

Total (million cubic feet equivalent per day)	102.1	83.9

Average Sales Price:
Natural gas (per thousand cubic feet)	$4.55	$3.40
Oil and condensate (per barrel)	$76.56	$68.53
Natural gas liquids (per gallon)	$0.96	$0.84

Total (per thousand cubic feet equivalent)	$5.85	$4.61

Selected data per Mcfe:
Lease operating expenses	$0.52	$0.45
General and administrative expenses	$0.27	$0.19
Depreciation, depletion and amortization of natural gas and oil properties	$1.61	$1.15

Capital Resources and Liquidity

Cash From Operating Activities. Cash flows from operating activities provided approximately $24.8 million in cash for the three months ended September 30, 2010 compared to $21.8 million for the same period in 2009. This increase in cash provided by operating activities was attributable to higher prices and increased natural gas, oil and NGL production attributable to our Ship Shoal 263 and Eloise South wells.

Cash From Investing Activities. Cash flows used in investing activities for the three months ended September 30, 2010 were approximately $12.6 million, compared to using $1.4 million in investing activities for the three months ended September 30, 2009. This increase was primarily attributable to increased capital expenditures for drilling exploration and developmental wells.

Cash From Financing Activities. Cash flows used in financing activities for the three months ended September 30, 2010 were approximately $0.9 million. During the three months ended September 30, 2010, the Company repurchased shares of its common stock pursuant to its share repurchase program and incurred debt issuance costs as a result of its new credit facility with Amegy Bank.

Capital Budget. For the remainder of fiscal year 2011, the Company has budgeted to invest approximately $87.3 million as follows:

•	We have budgeted to invest approximately $55.0 million to drill up to four wildcat exploration wells in the Gulf of Mexico, three of which are subject to permitting approval by the BOEMRE.

•	We have budgeted to invest approximately $15.0 million to drill and complete 9 additional onshore wells in Panola County, Texas under our joint venture with Patara Oil & Gas Company.

•	We have budgeted to invest approximately $3.5 million in CORE for our Alaskan mineral exploration project.

•	We have budgeted to invest approximately $7.5 million to purchase Ship Shoal 263 from an existing working interest owner (paid in October 2010).

•	We have budgeted to invest approximately $5.0 million to drill a second onshore well in south Texas (Rexer #2).

•	We have budgeted to invest approximately $1.3 million for final payments for the H-CMP Platform and Rexer #1 well.

Of the $87.3 million of capital expenditures planned for the remainder of this fiscal year, the Company has incurred expenses of approximately $5.0 million and accrued for this amount as a current liability in the Consolidated Balance Sheet as of September 30, 2010. Should the Company have exploration success with any of its offshore exploration wells, our capital expenditure budget will be increased by approximately $10 million for each successful well.

The Company often reviews acquisitions and prospects presented to us by third parties and may decide to invest in one or more of these opportunities. There can be no assurance that we will invest, or that any investment entered into will be successful. These potential investments are not part of our current capital budget and would require us to invest additional capital. Natural gas and oil prices continue to be volatile and our resources may be insufficient to fund any of these opportunities. As of October 31, 2010, we had approximately $61.0 million in cash and cash equivalents and no debt outstanding.

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

Natural Gas and Oil Reserves

The following table presents our estimated net proved natural gas and oil reserves at September 30, 2010 and June 30, 2010, based on reserve reports generated by William M. Cobb & Associates, Inc. (“Cobb”) and Lonquist & Co. LLC (“Lonquist”). The Company believes that having independent and well respected third-party engineering firms prepare its reserve reports enhances the credibility of its reported reserve estimates. Management is responsible for the reserve estimate disclosures in this filing, and meets regularly with our independent third-party engineers to review these reserve estimates. The qualifications of the technical person at each of these firms primarily responsible for overseeing his firm’s preparation of the Company’s reserve estimates are set forth below.

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

	Proved Reserves as of
	September 30, 2010	June 30, 2010
Natural Gas (MMcf)	238,541	246,011
Oil, Condensate and Natural Gas Liquids (MBbls)	10,615	11,336

Total proved reserves (Mmcfe)	302,231	314,027

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

Share Repurchase Program

In September 2008, the Company’s board of directors approved a $100 million share repurchase program. Under the program, all shares are purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases will be made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. Repurchased shares of common stock become authorized but unissued shares, and may be issued in the future for general corporate and other purposes. During July 2010, the Company repurchased 20,000 shares of our common stock at an average cost per share of $43.26. As of October 31, 2010, we had purchased 1,732,897 shares of our common stock at an average cost per share of $43.88, for a total expenditure of approximately $76.0 million, resulting in 15,664,666 shares of common stock outstanding and 15,970,000 fully diluted shares.

Credit Facility

On October 22, 2010, the Company completed the arrangement of a secured revolving credit agreement with Amegy Bank (the “Credit Agreement”) to replace the expiring credit agreement with BBVA Compass Bank. The Credit Agreement currently has a $40 million hydrocarbon borrowing base and will be available to fund the Company’s offshore Gulf of Mexico exploration and development activities, as well as repurchase shares of common stock, pay dividends, and to fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and a commitment fee of 0.375% will be paid on unused borrowing capacity. The Credit Agreement contains customary covenants including limitations on additional indebtedness. As of October 31, 2010, the Company was in compliance with all covenants and had no amounts outstanding under the Credit Agreement.

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

We have no ability to control the price of natural gas and oil. Natural gas and oil prices fluctuate widely, and a substantial or extended decline in natural gas and oil prices would adversely affect our revenues, profitability and growth and could have a material adverse effect on the business, the results of operations and financial condition of the Company.

Our revenues, profitability and future growth depend significantly on natural gas and crude oil prices. Prices received affect the amount of future cash flow available for capital expenditures and repayment of indebtedness and our ability to raise additional capital. We do not expect to hedge our production to protect against price decreases. Lower prices may also affect the amount of natural gas and oil that we can economically produce. Factors that can cause price fluctuations include:

•	Overall economic conditions.

•	The domestic and foreign supply of natural gas and oil.

•	The level of consumer product demand.

•	Adverse weather conditions and natural disasters.

•	The price and availability of competitive fuels such as LNG, heating oil and coal.

•	Political conditions in the Middle East and other natural gas and oil producing regions.

•	The level of LNG imports.

•	Domestic and foreign governmental regulations.

•	Special taxes on production.

•	Access to pipelines and gas processing plants.

•	The loss of tax credits and deductions.

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

The Company’s reserves and revenues are primarily concentrated in one field.

The proved reserves assigned to our Dutch and Mary Rose discoveries have ten producing well bores concentrated in two reservoirs on one field, and are producing via two natural gas pipelines, two oil pipelines and two production platforms. Reserve assessments based on only ten well bores in two reservoirs with relatively limited production history are subject to significantly greater risk of downward revision than multiple well bores from a variety of mature producing reservoirs.

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

Our operations in the Gulf of Mexico could be adversely affected by changes in laws and regulations which have occurred and are expected to continue to occur as a result of the Deepwater Horizon Incident.

In April 2010, the deepwater Gulf of Mexico drilling rig Deepwater Horizon was engaged in drilling operations for another operator and sank after an apparent blowout and fire. The accident resulted in the loss of life and a significant oil spill. As a result, the Department of the Interior issued a directive calling for additional safety and performance standards as well as rigorous monitoring and testing requirements. In addition, various Congressional committees have begun pursuing legislation to regulate drilling activities and increase liability for oil spills.

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

At this early exploration stage our investment should be considered speculative and the probability of ultimately being successful in finding gold or other minerals in a volume sufficient to support a commercial mining operation is remote. We have little or no experience in mining and mineral development and will be highly dependent upon the advice of consultants.

We have determined to distribute the Properties and related obligations, together with $3.5 million to our stockholders in a separate company following registration under a Form 10 filed with the SEC.

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

Interest Rate and Credit Rating Risk. As of October 31, 2010, we had no long-term debt subject to the risk of loss associated with movements in interest rates.

As of September 30, 2010, we had approximately $63.7 million in cash and cash equivalents. Of this amount, approximately $26.7 million was invested in U.S. Treasury money market funds and the remaining $37.0 million was invested in overnight U.S. Treasury funds. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of September 30, 2010, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the three months ended September 30, 2010, a 10% fluctuation in the prices received for natural gas and oil production would impact our revenues by approximately $5.5 million. It could also lead to impairment of our natural gas and oil properties.

Item 4.	Controls and Procedures

Kenneth R. Peak, our Chairman and Chief Executive Officer, together with our Chief Financial Officer and Controller, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010. Based upon that evaluation, the Company’s management concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, Chief Financial Officer, and Controller, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

The description of the risk factors associated with the Company set forth under the heading “Risk Factors” in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q is incorporated into this Item 1A by reference and supersedes the description of risk factors set forth under the heading “Risk Factors” in Item 1 of Part I of our annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

The description of repurchases made by the Company set forth under the heading “Share Repurchase Program” in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-Q is incorporated into this Item 2 by reference.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango Oil & Gas Company. (1)

3.2	Bylaws of Contango Oil & Gas Company. (1)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (1)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (2)

4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (3)

10.1	Second Amended and Restated Credit Agreement dated as of October 1, 2010 among Contango Oil & Gas Company, Contango Operators, Inc. and Amegy Bank National Association, as Administrative Agent and Letter of Credit Issuer, together with First Amendment to Second Amended and Restated Credit Agreement dated October 20, 2010 among Contango Oil & Gas Company, Contango Operators, Inc. and Amegy Bank National Association. (4)

10.2	Purchase and Sale Agreement between Juneau Exploration, L.P. and Contango Operators, Inc. dated October 1, 2010.†

23.1	Consent of William M. Cobb & Associates, Inc. †

23.2	Consent of Lonquist & Co. LLC. †

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
1.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
3.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
4.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 20, 2010, as filed with the Securities and Exchange Commission on October 25, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: November 9, 2010	By:	/S/ KENNETH R. PEAK
Kenneth R. Peak
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2010	By:	/S/ SERGIO CASTRO
Sergio Castro
Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2010	By:	/S/ YAROSLAVA MAKALSKAYA
Yaroslava Makalskaya
Vice President and Controller (Principal Accounting Officer)