Form 10-Q
period 2010-12-31
CONTANGO OIL & GAS CO
filed 2011-02-09
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of January 31, 2011 was 15,664,666.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED DECEMBER 31, 2010

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	December 31, 2010	June 30, 2010

CURRENT ASSETS:
Cash and cash equivalents	$43,434,891	$52,469,144
Accounts receivable:
Trade receivables	45,284,398	41,938,567
Joint interest billings	7,780,564	11,758,980
Income taxes	10,263,652	5,410,577
Other receivables	3,447,939	3,164,604
Notes receivable	—	2,027,590
Other	1,373,220	3,103,927

Total current assets	111,584,664	119,873,389

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	567,694,873	540,215,841
Unproved properties	8,903,790	10,825,074
Furniture and equipment	299,314	276,817
Accumulated depreciation, depletion and amortization	(110,209,038)	(78,998,049)

Total property, plant and equipment, net	466,688,939	472,319,683

OTHER ASSETS:
Cash and other assets held by affiliates	267,476	39,731
Other	534,111	32,944

Total other assets	801,587	72,675

TOTAL ASSETS	$579,075,190	$592,265,747

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2010	June 30, 2010

CURRENT LIABILITIES:
Accounts payable	$6,550,719	$34,219,769
Royalties and working interests payable	33,869,349	30,774,444
Accrued liabilities	6,333,806	2,647,435
Joint interest advances	344,447	739,464
Accrued exploration and development	2,330,721	9,263,438
Income tax payable	—	843,755
Other current liabilities	440,034	—

Total current liabilities	49,869,076	78,488,305

DEFERRED TAX LIABILITY	130,555,118	131,290,992
ASSET RETIREMENT OBLIGATION	6,352,933	5,156,642

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50,000,000 shares authorized, 20,135,107 shares issued and 15,664,666 outstanding at December 31, 2010, 19,982,563 shares issued and 15,684,666 outstanding at June 30, 2010	805,402	799,300
Additional paid-in capital	79,278,372	77,967,702
Treasury stock at cost (4,470,441 and 4,297,897 shares at December 31, 2010 and June 30, 2010, respectively)	(91,788,647)	(82,019,429)
Retained earnings	404,002,936	380,582,235

Total shareholders’ equity	392,298,063	377,329,808

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$579,075,190	$592,265,747

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
REVENUES:
Natural gas, oil and liquids sales	$51,252,354	$46,080,370	$106,336,569	$81,682,841

Total revenues	51,252,354	46,080,370	106,336,569	81,682,841

EXPENSES:
Operating expenses	6,270,384	4,086,283	11,211,179	7,542,636
Exploration expenses	9,767,501	43,863	10,473,947	417,796
Depreciation, depletion and amortization	16,205,206	9,387,430	31,431,949	18,344,371
General and administrative expenses	3,281,041	1,724,487	6,278,356	3,163,028

Total expenses	35,524,132	15,242,063	59,395,431	29,467,831

NET INCOME FROM CONTINUING OPERATIONS BEFORE OTHER INCOME AND INCOME TAXES	15,728,222	30,838,307	46,941,138	52,215,010

OTHER INCOME (EXPENSE):
Interest expense	(23,425)	(155,131)	(86,439)	(311,264)
Interest income	1,348	151,075	1,698	298,305

NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,706,145	30,834,251	46,856,397	52,202,051
Provision for income taxes	(5,803,827)	(11,602,181)	(17,255,327)	(19,504,120)

NET INCOME FROM CONTINUING OPERATIONS	9,902,318	19,232,070	29,601,070	32,697,931

DISCONTINUED OPERATIONS (NOTE 10)
Discontinued operations, net of income taxes	1,865,120	(120,796)	1,107,388	(120,796)

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$11,767,438	$19,111,274	$30,708,458	$32,577,135

NET INCOME PER SHARE:
Basic
Continuing operations	$0.63	$1.22	$1.89	$2.07
Discontinued operations	$0.12	$(0.01)	$0.07	$(0.01)

Total	$0.75	$1.21	$1.96	$2.06
Diluted
Continuing operations	$0.63	$1.19	$1.88	$2.03
Discontinued operations	$0.12	$(0.01)	$0.07	$(0.01)

Total	$0.75	$1.18	$1.95	$2.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,664,666	15,834,414	15,665,366	15,830,933

Diluted	15,738,660	16,132,517	15,759,483	16,126,433

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$29,601,070	$32,697,931
Plus income (loss) from discontinued operations, net of income taxes	1,107,388	(120,796)

Net income	30,708,458	32,577,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	31,431,949	18,344,371
Exploration expenditures	10,241,238	552,948
Deferred income taxes	(735,875)	2,187,394
Gain on disposition of assets	(2,737,539)	—
Tax benefit from exercise/cancellation of stock options	(501,767)	(21,914)
Stock-based compensation	1,255,039	323,079
Changes in operating assets and liabilities:
Increase in accounts receivable and other	(3,345,831)	(8,165,398)
Decrease in accounts payable and advances from joint owners	(20,313,549)	(9,035,932)
Increase in other accrued liabilities	3,731,088	8,042,644
Increase (decrease) in income taxes payable	(5,195,063)	11,860,676
Other	462,332	(272,136)

Net cash provided by operating activities	45,000,480	56,392,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(42,709,219)	(8,022,366)
Additions to furniture and equipment	(22,497)	—
Repayment of note receivable	2,027,590	—
Investment in affiliates	(3,600,096)	614,211

Net cash used in investing activities	(44,304,222)	(7,408,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from exercise/cancellation of stock options	501,767	21,914
Dividends	(6,213)	—
Purchase of common stock	(9,769,218)	—
Proceeds from exercised options, warrants and others	—	122,699
Debt issuance costs	(456,847)	—

Net cash provided by (used in) financing activities	(9,730,511)	144,613

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,034,253)	49,129,325
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	52,469,144	44,371,324

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,434,891	$93,500,649

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes, net	$29,500,000	$5,400,000

Cash paid for interest	$86,439	$126,027

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2010	15,684,666	$799,300	$77,967,702	$(82,019,429)	$380,582,235	$377,329,808
Exercise of stock options	—	—	—	—	—	$—
Tax benefit of exercising stock options	—	—	—	—	—	$—
Issuance of restricted common stock	—	—	—	—	—	$—
Treasury shares at cost	(20,000)	—	—	(865,816)	—	$(865,816)
Expense of stock options	—	—	221,203	—	—	$221,203
Net income	—	—	—	—	18,941,020	$18,941,020

Balance at September 30, 2010	15,664,666	$799,300	$78,188,905	$(82,885,245)	$399,523,255	$395,626,215

Exercise of stock options	152,544	6,102	(6,102)	—	—	$—
Tax benefit of exercising stock options	—	—	501,767	—	—	$501,767
Liability adjustment for stock options	—	—	(440,034)	—	—	$(440,034)
Treasury shares at cost	(152,544)	—	—	(8,903,402)	—	$(8,903,402)
Expense of stock options	—	—	1,033,836	—	—	$1,033,836
Dividend	—	—	—	—	(7,287,757)	$(7,287,757)
Net income	—	—	—	—	11,767,438	$11,767,438

Balance at December 31, 2010	15,664,666	$805,402	$79,278,372	$(91,788,647)	$404,002,936	$392,298,063

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in Contango Oil & Gas Company’s (“Contango” or the “Company”) Form 10-K for the fiscal year ended June 30, 2010. The consolidated results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.

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

When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. No impairment of proved properties was recognized during the six months ended December 31, 2010 or 2009. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. During the six months ended December 31, 2010, we recognized an impairment of approximately $0.3 million, related to certain offshore leases.

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade investments having an original maturity of 90 days or less. As of December 31, 2010, the Company had approximately $43.4 million in cash and cash equivalents. Of this amount, approximately $11.7 million was invested in U.S. Treasury money market funds and the remaining $31.7 million was invested in overnight U.S. Treasury funds.

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

Stock-Based Compensation. The Company applies the fair value based method to account for stock-based compensation. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes option-pricing model. The Company classifies the benefit of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) as financing cash flows.

The Company’s 1999 Stock Incentive Plan expired in August 2009. There are 45,000 outstanding options issued under the plan which will be converted into securities if exercised prior to their expiration in September 2013. On September 15, 2009, the Company’s Board of Directors adopted the Contango Oil & Gas Company Annual Incentive Plan (the “2009 Plan”), which was approved by shareholders on November 19, 2009. Under the 2009 Plan, the Company’s Board of Directors may grant stock options, restricted stock awards and other stock-based awards to officers or other employees of the Company. Awards made under the 2009 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. Grants of service-based awards are valued at our common stock price at the date of grant. The Company did not grant stock-based awards to any officer or director during the six months ended December 31, 2010 or 2009.

In November 2010, the Company’s Board of Directors (the “Board”) approved the immediate vesting of all outstanding stock options under both the 1999 Stock Incentive Plan and the 2009 Plan. This accelerated vesting resulted in the Company immediately recognizing stock compensation expense of approximately $1.1 million.

Additionally, the Board authorized management to net-settle any outstanding stock options in cash. The option holder has a choice of receiving cash upon net settlement of options or to settle options for shares of the Company. Such modification of the stock options resulted in recognizing a liability equal to the portion of each award attributable to past service multiplied by the modified award’s fair value. The recognized liability of $0.4 million did not exceed the amount of compensation expense which had been previously recognized in equity for the original award and did not result in additional compensation expense but a reduction in equity. The liability of $0.4 million is included in other current liabilities in the Company’s balance sheet as of December 31, 2010.

The liability for the outstanding 45,000 stock options is based on the fair value of each award evaluated at the end of each quarter using the Black-Scholes option-pricing model. The following assumptions were used in calculating the liability for the 45,000 outstanding options during the three and six months ended December 31, 2010: (i) risk-free interest rate of 0.29 percent; (ii) expected life of 1.31 years; (iii) expected volatility of 30.12 percent and (iv) expected dividend yield of zero percent. To the extent that the liability equals or is less than the expense which had been recognized in equity for the original award, all changes in liability are recognized in equity. To the extent that the liability exceeds the amount recognized in equity for the original award, the difference is recognized as compensation cost for each period until the stock options are settled.

The accelerated vesting and modification affects no other terms or conditions of the options, including the number of outstanding options or exercise price. During the six months ended December 31, 2010 and 2009, the Company recorded stock-based compensation charges of $1.3 million (inclusive of the expense associated with the accelerated vesting) and $323,079, respectively, to general and administrative expense for restricted stock and option awards. These amounts do not reflect compensation actually received by the individuals, but rather represent expense recognized in the Company’s consolidated financial statements that relate to restricted stock and option awards granted in previous fiscal years.

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

4. Customer Concentration Credit Risk

The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas and oil for the six months ended December 31, 2010 were ConocoPhillips Company, Shell Trading US Company, Trans Louisiana Gas Pipeline, Inc., NJR Energy Services and Enterprise Products Operating LLC. Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on our financial position, but there are numerous other potential purchasers of our production.

5. Other Receivables

On February 24, 2010, a dredge contracted by the Army Corps of Engineers to dredge the Atchafalaya River Channel ruptured the Company’s 20” pipeline that runs from our Eugene Island 11 gathering platform to the Eugene Island 63 platform where our pipeline joins a third-party pipeline that transports our production to shore. The pipeline was repaired and production resumed on March 31, 2010. The repairs were covered by our insurance policy, subject to a deductible. Of the amount of “other receivables” recorded in the Consolidated Balance Sheets as of December 31, 2010 and June 30, 2010, approximately $3.1 million relates to this incident.

On February 3, 2011, the Company received approximately $1.7 million of the $3.1 million accrued for insurance proceeds stemming from the ruptured pipeline. The Company expects to receive the remaining $1.4 million prior to March 2011.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

6. Net Income per Common Share

A reconciliation of the components of basic and diluted net income per share of common stock is presented in the tables below:

	Three Months Ended December 31, 2010			Three Months Ended December 31, 2009
	Income	Weighted Average Shares	Per Share	Income	Weighted Average Shares	Per Share
Income from continuing operations	$9,902,318	15,664,666	$0.63	$19,232,070	15,834,414	$1.22
Discontinued operations, net of income taxes	$1,865,120	15,664,666	$0.12	$(120,796)	15,834,414	$(0.01)

Basic Earnings per Share:
Net income attributable to common stock	$11,767,438	15,664,666	$0.75	$19,111,274	15,834,414	$1.21

Effect of Potential Dilutive Securities:
Stock options	—	73,994	—	—	298,103	—

Income from continuing operations	$9,902,318	15,738,660	$0.63	$19,232,070	16,132,517	$1.19
Discontinued operations, net of income taxes	$1,865,120	15,738,660	$0.12	$(120,796)	16,132,517	$(0.01)

Diluted Earnings per Share:
Net income attributable to common stock	$11,767,438	15,738,660	$0.75	$19,111,274	16,132,517	$1.18

	Six Months Ended December 31, 2010			Six Months Ended December 31, 2009
	Income	Weighted Average Shares	Per Share	Income	Weighted Average Shares	Per Share
Income from continuing operations	$29,601,070	15,665,366	$1.89	$32,697,931	15,830,933	$2.07
Discontinued operations, net of income taxes	$1,107,388	15,665,366	$0.07	$(120,796)	15,830,933	$(0.01)

Basic Earnings per Share:
Net income attributable to common stock	$30,708,458	15,665,366	$1.96	$32,577,135	15,830,933	$2.06

Effect of Potential Dilutive Securities:
Stock options	—	94,117	—	—	295,500	—

Income from continuing operations	$29,601,070	15,759,483	$1.88	$32,697,931	16,126,433	$2.03
Discontinued operations, net of income taxes	$1,107,388	15,759,483	$0.07	$(120,796)	16,126,433	$(0.01)

Diluted Earnings per Share:
Net income attributable to common stock	$30,708,458	15,759,483	$1.95	$32,577,135	16,126,433	$2.02

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Options to purchase 45,000 shares of common stock were outstanding as of December 31, 2009, but were not included in the computation of diluted earnings per share for the three and six months ended December 31, 2009. These options were excluded because either (i) the options’ exercise price was greater than the average market price of the common shares, or (ii) application of the treasury method to in-the-money options made some of the options anti-dilutive.

7. Commitments and Contingencies

Contango pays delay rentals on its offshore leases and leases its office space and certain other equipment. In November 2010, the Company expanded its office space and extended its office lease agreement through December 31, 2015. As of December 31, 2010, minimum future lease payments for our fiscal years are as follows:

	Remainder of FY 2011	2012	2013	2014	2015	2016	Total
Delay rentals	$289,701	$499,897	$499,897	$329,785	$71,825	$—	$1,691,105
Office space	115,440	233,460	238,622	243,782	248,942	125,761	1,206,007
Other equipment	5,167	10,335	10,335	9,775	—	—	35,612

Total	$410,308	$743,692	$748,854	$583,342	$320,767	$125,761	$2,932,724

8. Credit Facility

On October 22, 2010, the Company completed the arrangement of a secured revolving credit agreement with Amegy Bank (the “Credit Agreement”) to replace the expiring credit agreement with BBVA Compass Bank. The Credit Agreement currently has a $40 million hydrocarbon borrowing base and will be available to fund the Company’s offshore Gulf of Mexico exploration and development activities, as well as repurchase shares of common stock, pay dividends, and fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and a commitment fee of 0.375% will be paid on unused borrowing capacity. The Credit Agreement contains customary covenants including limitations on our current ratio and additional indebtedness. As of December 31, 2010, the Company was in compliance with all covenants and had no amounts outstanding under the Credit Agreement.

9. Related Party Transactions

During the six months ended December 31, 2010, the Company purchased 152,544 shares of its common stock for a total of approximately $8.9 million. Of this amount, 149,573 shares were purchased from four employees and one member of its board of directors for a total of approximately $8.7 million. All the purchases were approved by the Company’s board of directors and were completed at the closing price of the Company’s common stock on the date of purchase.

The Company’s wholly-owned subsidiary, Conterra Company (“Conterra”), entered into a joint venture with Patara Oil & Gas LLC (“Patara”), a privately held oil and gas company as of October 1, 2009, to develop proved undeveloped Cotton Valley gas reserves in Panola County, Texas. B.A. Berilgen, a member of the Company’s board of directors, is the Chief Executive Officer of Patara.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

In March 2006, Contango Offshore Exploration LLC (“COE”) executed a Promissory Note (the “COE Note”) to the Company to finance its share of development costs in Grand Isle 72. The COE Note was payable upon demand and carried an annual interest rate of 10%. As of May 31, 2010, COE owed the Company $4.3 million under the COE Note, and owed an additional $1.6 million in accrued and unpaid interest. Effective June 1, 2010, COE was dissolved and the Company assumed its 65.6% of the obligation of COE, while the other member of COE assumed the remaining 34.4%, or approximately $2.0 million. This $2.0 million is reflected as a note receivable in the Consolidated Balance Sheet of the Company as of June 30, 2010. The new note receivable was paid in full on October 27, 2010.

10. Disposition of Contango ORE, Inc.

On September 29, 2010, Contango ORE, Inc. (“CORE”), then a wholly-owned subsidiary of the Company, filed with the Securities and Exchange Commission a Registration Statement Form 10 which became effective November 29, 2010. Following the effective date, CORE acquired the assets and assumed the liabilities of Contango Mining Company (“Contango Mining”), another wholly-owned subsidiary of the Company. Additionally, subsequent to the effective date, the Company contributed $3.5 million of cash to CORE. In exchange, CORE issued 1,566,367 shares of its common stock to the Company in addition to the 100 shares which the Company held prior to that date. The Company distributed all its shares of CORE, valued at approximately $7.3 million, to its stockholders of record as of October 15, 2010 on the basis of one share of common stock of CORE for each ten shares of the Company’s common stock then outstanding. In addition to the shares, the Company paid $6,213 in cash for the partial shares.

As of December 31, 2010, the assets and liabilities of Contango Mining were transferred to CORE and excluded from the Company’s financial statements. The assets and liabilities of the Contango Mining included in the Company’s balance sheet as of December 31, 2010 and June 30, 2010 were as follows:

	December 31, 2010	June 30, 2010
Cash	$—	$—
Other current assets	—	233,268
Mineral properties	—	1,008,886
Current liabilities	—	(511,156)

Results of operations of Contango Mining for the eleven months ended November 30, 2010 and for each of the previous periods are included in discontinued operations in the Company’s Statement of Operations. The summarized financial results for discontinued operations for the three and six months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Gain from disposition of assets	$2,737,539	$—	$2,737,539	$—
Exploration expenses	(311,785)	(160,162)	(983,280)	(160,162)
General and administrative expenses	(68,001)	(16,684)	(154,238)	(16,684)

Gain (loss) before income taxes	$2,357,753	$(176,846)	$1,600,021	$(176,846)
Benefit (provision) for income taxes	(492,633)	56,050	(492,633)	56,050

Gain (loss) from discontinued operations, net of income taxes	$1,865,120	$(120,796)	$1,107,388	$(120,796)

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The Gain from disposition of assets included in Gain (loss) from discontinued operations represents the difference between $7.3 million, the fair value of the shares of CORE distributed to the Company’s shareholders, and the historical value of the assets and liabilities transferred to CORE on or subsequent to November 29, 2010. The Company incurred approximately $2.2 million of cumulative losses from October 2009, the inception of Contango Mining to the effective date of the spin-off.

11. Subsequent Events

On February 3, 2011, the Company received approximately $1.7 million of the $3.1 million accrued for insurance proceeds stemming from the ruptured pipeline (See Note 5). The Company expects to receive the remaining $1.4 million prior to March 2011.

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

Overview

Contango Oil & Gas Company (“Contango” or the “Company”) is a Houston-based, independent natural gas and oil company. The Company’s core business is to explore, develop, produce and acquire natural gas and oil properties primarily offshore in the Gulf of Mexico. Contango Operators, Inc. (“COI”), our wholly-owned subsidiary, acts as operator on certain offshore prospects.

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

Structuring incentives to drive behavior. We believe that equity ownership aligns the interests of our employees and stockholders. Our directors and executive officers beneficially own or have voting control over approximately 18% of our common stock.

Impact of Deepwater Horizon Incident and Federal Deepwater Moratorium

In April 2010, the deepwater Gulf of Mexico drilling rig Deepwater Horizon, engaged in drilling operations for another operator, sank after an apparent blowout and fire. The resulting leak caused a significant oil spill. In May 2010, in response to the incident, the President of the United States announced a six-month moratorium on drilling in the deepwater Gulf of Mexico (“Federal Deepwater Moratorium” or the “Moratorium”). Under the Federal Deepwater Moratorium, no new drilling, including sidetracks and bypasses of wells, was allowed in water depths greater than 500 feet. For operators such as Contango that operate in less than 500 feet of water, new, more restrictive requirements have been implemented on permitting activities on the Outer Continental Shelf.

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

Risk and Insurance Program Update

In accordance with industry practice, we maintain insurance against many, but not all, potential perils confronting our operations and in coverage amounts and deductible levels that we believe to be economic. Consistent with that profile, our insurance program is structured to provide us financial protection from significant losses resulting from damages to, or the loss of, physical assets or loss of human life, and liability claims of third parties attributed to certain assets and including such occurrences as well blowouts and weather events that result in oil spills and damage to our wells and/or platforms. Our goal is to balance the cost of insurance with our assessment of the potential risk of an adverse event. We maintain insurance at levels that we believe are appropriate and consistent with industry practice and we regularly review our risks of loss and the cost and availability of insurance and revise our insurance program accordingly.

While the Company renewed its energy package and insurance policies in January 2011 at rates similar to the prior year, we expect the future availability and cost of insurance to be impacted by the recent Deepwater Horizon Incident. Impacts could include: tighter underwriting standards, limitations on scope and amount of coverage, and higher premiums, and will depend, in part, on future changes in laws and regulations regarding exploration and production activities in the Gulf of Mexico, including possible increases in liability caps for claims of damages from oil spills. We will continue to monitor the expected regulatory and legislative response and its impact on the insurance market and our overall risk profile, and adjust our risk and insurance program to provide protection at a level that we can afford considering the cost of insurance, against the potential and magnitude of disruption to our operations and cash flows.

We carry insurance protection for our net share of any potential financial losses occurring as a result of events such as the Deepwater Horizon Incident. This protection consists of $75 million of well control, pollution cleanup and consequential damages coverage; $150 million of additional pollution cleanup and consequential damages coverage, which also covers third party personal injury and death; and $150 million of additional pollution cleanup and third party claims coverage.

Health, Safety and Environmental Program

The Company’s Health, Safety and Environmental (“HS&E”) Program is supervised by an operating committee of senior management to insure compliance with all state and federal regulations. In addition, to support the operating committee, we have a contract in place with J. Connors Consulting (“JCC”) to manage our regulatory process. JCC is a regulatory consulting firm specializing in the offshore Gulf of Mexico regulatory process, preparation of incident response plans, safety and environmental services and facilitation of comprehensive oil spill response training and drills to oil and gas companies and pipeline operators.

For our Gulf of Mexico operations, we have a Regional Oil Spill Plan in place with the BOEMRE. Our response team is trained annually and is tested through annual spill drills given by the BOEMRE. In addition, we have in place a contract with O’Brien’s Response Management (“O’Brien’s”). O'Brien's maintains a 24/7 manned incident command center located in Slidell La. The Company’s spill program is put into motion by notifying O’Brien’s that we have an emergency. While the Company focuses on source control of the spill, O’Brien’s would handle all communication with state and federal agencies as well as U.S. Coast Guard notifications.

If a spill were to occur, we would use Clean Gulf Associates (“CGA”) to assist with equipment and personnel needs. CGA specializes in onsite control and cleanup and is on 24 hour alert with equipment currently stored at six bases (Ingleside, Galveston, Lake Charles, Houma, Venice and Pascagoula), and is opening new sites in Leeville, Morgan City and Harvey LA. The CGA equipment stockpile is available to serve member oil spill response needs including blowouts; open seas, near shore and shallow water skimming; open seas and shoreline booming; communications; dispersants; boat spray systems to apply dispersants; wildlife rehabilitation; and a forward command center. CGA has retainers with an aerial dispersant company and a company that provides mechanical recovery equipment for spill responses. CGA equipment includes:

•	HOSS Barge: the largest purpose-built skimming barge in the United States with 4,000 barrels of storage capacity.

•	Fast Response System (FRU): a self-contained skimming system for use on vessels of opportunity. CGA has nine of these units.

•	Fast Response Vessels (FRV): four 46 foot FRVs with cruise speeds of 20-25 knots that have built-in skimming troughs and cargo tanks, outrigger skimming arms, navigation and communication equipment.

In addition to being a member of CGA, we have a contract in place with Wild Well Control for source control at the wellhead if required. Wild Well Control is one of the world’s leading providers of firefighting, well control, engineering, and training services.

Safety and Environmental Management System (“SEMS”). On September 30, 2010, the BOEMRE announced a final SEMS rule which became effective November 15, 2010.

The final SEMS rule includes the following 13 mandatory elements of the American Petroleum Institute’s Recommended Practice 75 (API RP 75):

•	General Provisions

•	Safety and Environmental Information

•	Hazards Analyses

•	Management of Change

•	Operating Procedures

•	Safe Work Practices

•	Training

•	Mechanical Integrity

•	Pre-Startup Review

•	Emergency Response and Control

•	Investigation of Accidents

•	Audits

•	Records and Documentation

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

Offshore Gulf of Mexico Exploration Joint Ventures

Contango, through its wholly-owned subsidiary COI, and its partially-owned subsidiary REX, conducts exploration activities in the Gulf of Mexico. As of January 31, 2011, Contango, through COI and REX, had an interest in 28 offshore leases. See “Offshore Properties” for additional information on our offshore properties.

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

Eugene Island 11 Platform

As of February 8, 2011, the Company-owned and operated platform at Eugene Island 11 was processing approximately 45.7 Mmcfed, net to Contango. This platform was designed with a capacity of 500 million cubic feet per day (“Mmcfd”) and 6,000 barrels of oil per day (“bopd”). This platform services production from the Company’s four Mary Rose wells and Eloise North well, which are all located in State of Louisiana waters, as well as our Dutch #4 well and Eloise South well, which are both located in federal waters. From the Eugene Island 11 platform, the gas and condensate can flow to our Eugene Island 63 auxiliary platform via our 20” pipeline, which has been designed with a capacity of 330 Mmcfd and 6,000 bopd, and then from the Eugene Island 63 auxiliary platform to third-party owned and operated on-shore processing facilities near Patterson, Louisiana.

In September 2010 the Company completed installing a companion platform adjacent to the Eugene Island 11 Platform (the “H-CMP Platform”). The H-CMP Platform, together with two newly laid pipelines, gives us the added flexibility to redirect up to five of the seven wells that produce to the Eugene Island 11 platform and send our natural gas and oil production to alternate markets. As of December 31, 2010, the Company has invested approximately $4.6 million to build and install the H-CMP Platform and pipelines.

On February 24, 2010, a dredge contracted by the Army Corps of Engineers to dredge the Atchafalaya River Channel ruptured the Company’s 20” pipeline that runs from our Eugene Island 11gathering platform to our Eugene Island 63 auxiliary platform. All wells serviced by the platform were immediately shut-in upon pipeline rupture, and we immediately implemented our spill response plan. The Company estimates that a minimal and immaterial quantity of production was lost. The pipeline was repaired and production resumed on March 31, 2010. The repairs are covered by our insurance policy, subject to a deductible. On February 3, 2011, the Company received approximately $1.7 million of the $3.1 million accrued for insurance proceeds stemming from the ruptured pipeline. The Company expects to receive the remaining $1.4 million prior to March 2011. We have an approximate 53% ownership interest in the pipeline.

Eugene Island 24 Platform

As of February 8, 2011 this third-party owned and operated production platform at Eugene Island 24 was processing approximately 28.2 Mmcfed, net to Contango. This platform was designed with a capacity of 100 Mmcfd and 3,000 bopd. This platform services production from the Company’s Dutch #1, #2 and #3 federal wells.

Ship Shoal 263 Platform

As of February 8, 2011, the Company-owned and operated Ship Shoal 263 platform was processing approximately 17.3 Mmcfed, net to Contango. This platform was designed with a capacity of 40 Mmcfd and 5,000 bopd. This platform services production from our Nautilus well which began producing in June 2010.

Effective October 1, 2010, the Company purchased an additional 7.5% working interest and 6.0% net revenue interest in Ship Shoal 263 for approximately $7.5 million from JEX. The Company now owns a 100% working interest and 80% net revenue interest in this well.

Other Activities

Our Eloise South well is currently shut-in while undergoing diagnostic testing to determine the cause for underperforming flow rates. The Company has a 26.9% working interest (21.5% net revenue interest) in Eloise South, inclusive of our ownership interest in REX, and will have a 47.05% working interest (38.1% net revenue interest) in the up hole Cib op sand should we decide to recomplete.

In September 2010, we spud our Galveston Area 277L prospect (His Dudeness), a wildcat exploration well in the Gulf of Mexico, and determined it was a dry hole. The Company invested approximately $9.5 million to drill, plug and abandon this well. Our exploration plan to drill our next Gulf of Mexico wildcat exploration well, Vermillion Island 170 (Swimmy), has been approved by the BOEMRE. We have submitted our drilling permit and expect to be approved in March 2011 and we expect to spud this well in April 2011.

Republic Exploration LLC

West Delta 36, a REX prospect, is operated by a third party. The Company depends on a third-party operator for the operation and maintenance of this production platform. As of January 31, 2011 the well was producing at an 8/8ths rate of approximately 2.9 Mmcfed. REX has a 25.0% working interest (“WI”), and a 20.0% net revenue interest (“NRI”), in this well. Offshore Properties.

Offshore Properties

Producing Properties. The following table sets forth the interests owned by Contango through its related entities in the Gulf of Mexico which were capable of producing natural gas or oil as of February 1, 2011:

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

Leases. The following table sets forth the working interests owned by Contango and related entities in non-developed leases in the Gulf of Mexico as of February 1, 2011.

Area/Block	WI	Lease Date	Expiration Date
Contango Operators, Inc.:
Ship Shoal 14	50.00%	May-06	May-11
Viosca Knoll 383	(2)	Jun-06	Jun-11
S-L 19261	53.21%	Feb 07	Feb 12
S-L 19396	53.21%	Jun 07	Jun 12
Eugene Island 11	53.21%	Dec 07	Dec-12
East Breaks 369 (1)	(3)	Dec-03	Dec-13
East Breaks 370	65.63%	Dec-03	Dec-13
Galveston Area 248L	100.00%	Oct-09	Oct-14
Galveston Area 276L	100.00%	Oct-09	Oct-14
Galveston Area 277L (N/2 of NE/4) (1)	100.00%	Oct-09	Oct-14
Galveston Area 277L (S/2 of NE/4) (1)	100.00%	Oct-09	Oct-14
Galveston Area 338S	100.00%	Oct-09	Oct-14
Matagorda Island 607	100.00%	Nov-09	Nov-14
Matagorda Island 616	100.00%	Nov-09	Nov-14
Matagorda Island 617 (1)	100.00%	Nov-09	Nov-14
Ship Shoal 121	100.00%	Jul-10	Jul-15
Ship Shoal 122	100.00%	Jul-10	Jul-15
Vermillion 170	100.00%	Jul-10	Jul-15
East Breaks 366	65.63%	Nov-05	Nov-15
East Breaks 410	65.63%	Nov-05	Nov-15

Republic Exploration LLC
Ship Shoal 14	50.00%	May-06	May-11
East Cameron 210	100.00%	Jun-09	Jun-14
South Timbalier 97	100.00%	Jun-09	Jun-14

(1)	Dry Hole
(2)	Farm out. COI retains a 1.75% ORRI
(3)	Farm out. COI retains a 2.41% ORRI

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

Under the terms of the joint venture agreement (the “Conterra Joint Venture Agreement”), Conterra agreed to fund 100% of the drilling and completion costs on 15 wells in exchange for 90% of the net revenues. The estimated 8/8ths cost is approximately $1.85 million per well. The average 8/8ths reserves per well are approximately 1.5 Bcfe (1.125 net Bcfe after a 25% royalty). In July 2010, the Conterra Joint Venture Agreement was amended to include an additional 15 wells, bringing the total number of wells to 30. Both parties have agreed to suspend further drilling after 21 wells due to the continuing weakness in natural gas prices. Assuming a $4.40/Mmbtu Henry Hub price for natural gas, $3.50/mcf is received by Conterra after basis, transportation and fuel charges. We estimate seven years is required before we reach payout of our investment plus a 15% cash-on-cash rate of return, based on the $3.50/mcf price. Upon the Company achieving a 15% per annum cash-on-cash rate, the Company’s net revenue interest converts into a 5% overriding royalty interest.

As of February 8, 2011, Conterra was producing at a rate of approximately 7.1 Mmcfed, net to Contango, from 19 wells with two additional wells logged and waiting to be fracture stimulated. As of December 31, 2010, we have invested approximately $38.4 million in Conterra and received approximately $5.3 million in revenues, for a net investment of $33.1 million. Our third party engineer has assigned us approximately 20 Bcfe of proved reserves as at December 31, 2010.

South Texas

In July 2010, the Company announced a discovery at its on-shore wildcat exploration well, (Rexer #1), in south Texas. The Company has a 100% working interest (72.5% net revenue interest) in this well before payout, and a 75% working interest (54.4% net revenue interest) after payout. Production began in October 2010 and as of February 8, 2011, was producing at a rate of approximately 2.3 Mmcfed, net to Contango.

Contango ORE, Inc.

The predecessor to Contango ORE, Inc. (“CORE”) was Contango Mining Company (“Contango Mining”), which was formed on October 15, 2009 as a Delaware corporation registered to do business in Alaska for the purpose of engaging in exploration in the State of Alaska for (i) gold and associated minerals and (ii) rare earth elements. Contango Mining is a wholly-owned subsidiary of the Company and held leasehold interests in approximately 647,000 acres from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (“Tetlin Lease”) and held 12,000 acres in unpatented mining claims from the State of Alaska for the exploration of gold deposits and associated minerals (together with the Tetlin Lease, the “Gold Properties”). Contango Mining also held interests in and to 3,520 acres in unpatented Federal mining claims and 97,280 acres in unpatented mining claims from the State of Alaska for the exploration of rare earth elements (the “REE Properties”, and together with the Gold Properties, the “Properties”).

On November 29, 2010, CORE, then a wholly-owned subsidiary of the Company, acquired the assets and obligations of Contango Mining in exchange for its common stock which was distributed to the Company’s stockholders of record as of October 15, 2010 on the basis of one share of common stock for each ten shares of the Company’s common stock then outstanding. No fractional shares were issued, but a cash payment was made to shareholders with less than ten shares based upon the value established for CORE. The Company also contributed $3.5 million in cash to CORE.

The Company has obtained a valuation report from Avalon Development Corporation, a Fairbanks, Alaska-based mineral exploration consulting firm, of the value of the assets constituting the mineral properties owned or controlled by CORE. Based on that valuation report and the $3.5 million cash investment in CORE, the Company believes the value of the assets contributed to CORE and distributed to Company shareholders will be approximately $0.46 per share of Contango Oil & Gas Company. The shares of CORE trade on the OTCBB under the symbol CTGO.

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

Reserve Estimates. While we are reasonably certain of recovering our reported reserves, the Company’s estimates of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing natural gas and oil prices, operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s natural gas and oil properties and/or the rate of depletion of such natural gas and oil properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at December 31, 2010 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $1.6 million, $3.5 million and $5.5 million, respectively.

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

MD&A Summary Data

The table below sets forth revenue, expense and production data for the three and six months ended December 31, 2010 and 2009.

	Three Months Ended December 31,			Six Months Ended December 31,
	2010	2009	Change	2010	2009	Change
	($000)			($000)
Revenues:
Natural gas, oil and NGL sales	$51,252	$46,080	11%	$106,337	$81,683	30%

Total revenues	$51,252	$46,080	11%	$106,337	$81,683	30%

Production:
Natural gas (million cubic feet)	7,196	5,971	21%	14,236	11,947	19%
Oil and condensate (thousand barrels)	166	148	12%	361	297	22%
Natural gas liquids (thousand gallons)	7,922	7,837	1%	16,317	13,804	18%

Total (million cubic feet equivalent)	9,324	7,979	17%	18,733	15,701	19%

Natural gas (million cubic feet per day)	78.2	64.9	20%	77.4	64.9	19%
Oil and condensate (thousand barrels per day)	1.8	1.6	13%	2.0	1.6	25%
Natural gas liquids (thousand gallons per day)	86.1	85.2	1%	88.7	75.0	18%

Total (million cubic feet equivalent per day)	101.3	86.7	17%	102.1	85.2	20%

Average Sales Price:
Natural gas (per thousand cubic feet)	$3.87	$4.45	-13%	$4.21	$3.92	7%
Oil and condensate (per barrel)	$85.05	$75.11	13%	$80.45	$71.79	12%
Natural gas liquids (per gallon)	$1.17	$1.08	8%	$1.06	$0.98	8%

Total (per thousand cubic feet equivalent)	$5.50	$5.78	-5%	$5.68	$5.20	9%

Operating expenses	$6,270	$4,086	53%	$11,211	$7,543	49%
Exploration expenses	$9,768	$44	22100%	$10,474	$418	2406%
Depreciation, depletion and amortization	$16,205	$9,387	73%	$31,432	$18,344	71%
General and administrative expenses	$3,281	$1,724	90%	$6,278	$3,163	98%
Interest expense	$23	$155	-85%	$86	$311	-72%
Interest income	$1	$151	-99%	$2	$298	-99%

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales. We reported revenues of approximately $51.3 million for the three months ended December 31, 2010, compared to revenues of approximately $46.1 million for the three months ended December 31, 2009. This increase in sales was principally attributable to increased natural gas and oil sales from Conterra which began producing in December 2009, our Ship Shoal 263 well which began producing in June 2010, our Eloise South well which began producing in July 2010 but is currently shut-in, and our Rexer #1 well which began producing in October 2010. Also contributing to the increase in sales was an increase in oil and NGL prices, offset by a decrease in natural gas prices received for the three months ended December 31, 2010.

Average Sales Prices. For the three months ended December 31, 2010, the average price of natural gas was $3.87 per thousand cubic feet (“Mcf”) while the average price for oil and condensate was $85.05 per barrel and the average price for NGLs was $1.17 per gallon. For the three months ended December 31, 2009, the average price of natural gas was $4.45 per Mcf while the average price for oil and condensate was $75.11 per barrel and the average price for NGLs was $1.08 per gallon.

Natural Gas, Oil and NGL Production. Our net natural gas production for the three months ended December 31, 2010 was approximately 78.2 Mmcfd, up from approximately 64.9 Mmcfd for the three months ended December 31, 2009. Net oil and condensate production for the comparable periods also increased from approximately 1,600 barrels per day to approximately 1,800 barrels per day, and our NGL production increased from approximately 85,200 gallons per day to approximately 86,100 gallons per day. This increase in natural gas, oil and NGL production was principally attributable to Conterra which began producing in December 2009, our Ship Shoal 263 well which began producing in June 2010, our Eloise South well which began producing in July 2010 but is currently shut-in, and our Rexer #1 well which began producing in October 2010.

Operating Expenses. Lease operating expenses (“LOE”) for the three months ended December 31, 2010 were approximately $6.3 million, which included approximately $1.2 million in Louisiana state severance taxes. Lease operating expenses for the three months ended December 31, 2009 were approximately $4.1 million, which included approximately $1.4 million of Louisiana state severance taxes. The increase in LOE was attributable to Conterra which began producing in December 2009, our Ship Shoal 263 well which began producing in June 2010, our Eloise South well which began producing in July 2010 but is currently shut-in, and our Rexer #1 well which began producing in October 2010.

Exploration Expense. We reported $9.8 million of exploration expense for the three months ended December 31, 2010. Of this amount, approximately $9.5 million related to our dry hole at Galveston Area 277L and $0.3 million related to writing off certain offshore leases. For the three months ended December 31, 2009, we reported $43,863 of exploration expense, which were attributable to various geological and geophysical activities, seismic data, and delay rentals.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended December 31, 2010 was approximately $16.2 million. For the three months ended December 31, 2009, we recorded approximately $9.4 million of depreciation, depletion and amortization. The increase in depreciation, depletion and amortization was primarily attributable to increased production and increased capitalized costs as a result of our Conterra, Ship Shoal 263, Eloise South and Rexer #1 discoveries.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2010 and the three months ended December 31, 2009 were approximately $3.3 million and $1.7 million, respectively.

Major components of general and administrative expenses for the three months ended December 31, 2010 included approximately $0.3 million in State of Louisiana franchise taxes, $1.4 million in salaries and benefits, $0.3 million in accounting, tax, legal, engineering and other professional fees, $0.1 million in insurance costs, and $1.2 million related to the cost of expensing stock options and board of director compensation.

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

Interest Expense. We reported interest expense of $23,425 for the three months ended December 31, 2010, compared to interest expense of $155,131 for the three months ended December 31, 2009. Interest expense is a combination of commitment fees paid under our credit facility, as well as a portion of COE’s interest expense on the promissory note to the Company (the “COE Note”), as a result of our proportionate consolidation of COE. The decrease is attributable to eliminating the interest rate on the COE Note effective June 1, 2010.

Interest Income. We reported interest income of $1,348 for the three months ended December 31, 2010, compared to $151,075 of interest income reported for the three months ended December 31, 2009. Interest income is a combination of interest earned on our cash balances, as well as interest income earned on the COE Note. The decrease is attributable to eliminating the interest rate on the COE Note effective June 1, 2010.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales. We reported revenues of approximately $106.3 million for the six months ended December 31, 2010, compared to revenues of approximately $81.7 million for the six months ended December 31, 2009. This increase in sales was principally attributable to increased natural gas and oil sales from Conterra which began producing in December 2009, our Ship Shoal 263 well which began producing in June 2010, our Eloise South well which began producing in July 2010 but is currently shut-in, and our Rexer #1 well which began producing in October 2010. Also contributing to the increase in sales was an increase in natural gas, oil and NGL prices received for the six months ended December 31, 2010

Average Sales Prices. For the six months ended December 31, 2010, the average price of natural gas was $4.21 per Mcf while the average price for oil and condensate was $80.45 per barrel and the average price for NGLs was $1.06 per gallon. For the six months ended December 31, 2009, the average price of natural gas was $3.92 per Mcf while the average price for oil and condensate was $71.79 per barrel and the average price for NGLs was $0.98 per gallon.

Natural Gas, Oil and NGL Production. Our net natural gas production for the six months ended December 31, 2010 was approximately 77.4 Mmcfd, up from approximately 64.9 Mmcfd for the six months ended December 31, 2009. Net oil and condensate production for the comparable periods also increased from approximately 1,600 barrels per day to approximately 2,000 barrels per day, and our NGL production increased from approximately 75,000 gallons per day to approximately 88,700 gallons per day. This increase in natural gas, oil and NGL production was principally attributable to Conterra which began producing in December 2009, our Ship Shoal 263 well which began producing in June 2010, our Eloise South well which began producing in July 2010 but is currently shut-in, and our Rexer #1 well which began producing in October 2010.

Operating Expenses. Lease operating expenses (“LOE”) for the six months ended December 31, 2010 were approximately $11.2 million, which included approximately $2.4 million in Louisiana state severance taxes. Lease operating expenses for the six months ended December 31, 2009 were approximately $7.5 million, which included approximately $2.7 million of Louisiana state severance taxes. The increase in LOE was attributable to Conterra which began producing in December 2009, our Ship Shoal 263 well which began producing in June 2010, our Eloise South well which began producing in July 2010 but is currently shut-in, and our Rexer #1 well which began producing in October 2010.

Exploration Expense. We reported $10.5 million of exploration expense for the six months ended December 31, 2010. Of this amount, approximately $9.5 million related to our dry hole at Galveston Area 277L, $0.3 million elated to writing off certain offshore leases, $0.5 million related to our Conterra joint venture, and the remaining $0.2 million related to various geological and geophysical activities, seismic data, and delay rentals. For the six months ended December 31, 2009, we reported approximately $0.4 million of exploration expense, which were attributable to various geological and geophysical activities, seismic data, and delay rentals.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the six months ended December 31, 2010 was approximately $31.4 million. For the six months ended December 31, 2009, we recorded approximately $18.3 million of depreciation, depletion and amortization. The increase in depreciation, depletion and amortization was primarily attributable to increased production and increased capitalized costs as a result of our Conterra, Ship Shoal 263, Eloise South and Rexer #1 discoveries.

General and Administrative Expenses. General and administrative expenses for the six months ended December 31, 2010 and the six months ended December 31, 2009 were approximately $6.3 million and $3.2 million, respectively.

Major components of general and administrative expenses for the six months ended December 31, 2010 included approximately $0.5 million in State of Louisiana franchise taxes, $3.4 million in salaries and benefits, $0.7 million in accounting, tax, legal, engineering and other professional fees, $0.3 million in insurance costs, and $1.4 million related to the cost of expensing stock options and board of director compensation.

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

Interest Expense. We reported interest expense of $86,439 for the six months ended December 31, 2010, compared to interest expense of $311,264 for the six months ended December 31, 2009. Interest expense is a combination of commitment fees paid under our credit facility, as well as a portion of COE’s interest expense on the promissory note to the Company (the “COE Note”), as a result of our proportionate consolidation of COE. The decrease is attributable to eliminating the interest rate on the COE Note effective June 1, 2010.

Interest Income. We reported interest income of $1,698 for the six months ended December 31, 2010, compared to $298,305 of interest income reported for the six months ended December 31, 2009. Interest income is a combination of interest earned on our cash balances, as well as interest income earned on the COE Note. The decrease is attributable to eliminating the interest rate on the COE Note effective June 1, 2010.

Production, Prices, Operating Expenses, and Other

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Production Data:
Natural gas (million cubic feet)	7,196	5,971	14,236	11,947
Oil and condensate (thousand barrels)	166	148	361	297
Natural gas liquids (thousand gallons)	7,922	7,837	16,317	13,804

Total (million cubic feet equivalent)	9,324	7,979	18,733	15,701

Natural gas (million cubic feet per day)	78.2	64.9	77.4	64.9
Oil and condensate (thousand barrels per day)	1.8	1.6	2.0	1.6
Natural gas liquids (thousand gallons per day)	86.1	85.2	88.7	75.0

Total (million cubic feet equivalent per day)	101.3	86.7	102.1	85.2

Average Sales Price:
Natural gas (per thousand cubic feet)	$3.87	$4.45	$4.21	$3.92
Oil and condensate (per barrel)	$85.05	$75.11	$80.45	$71.79
Natural gas liquids (per gallon)	$1.17	$1.08	$1.06	$0.98

Total (per thousand cubic feet equivalent)	$5.50	$5.78	$5.68	$5.20

Selected data per Mcfe:
Lease operating expenses	$0.67	$0.50	$0.60	$0.47
General and administrative expenses	$0.35	$0.22	$0.34	$0.20
Depreciation, depletion and amortization of natural gas and oil properties	$1.73	$1.16	$1.67	$1.15

Capital Resources and Liquidity

Cash From Operating Activities. Cash flows from operating activities provided approximately $45.0 million in cash for the six months ended December 31, 2010 compared to $56.4 million for the same period in 2009. This decrease in cash provided by operating activities was mainly attributable to paying $29.5 million in Federal and State income taxes this period.

Cash From Investing Activities. Cash flows used in investing activities for the six months ended December 31, 2010 were approximately $44.3 million, compared to using $7.4 million in investing activities for the six months ended December 31, 2009. This increase was primarily attributable to increased capital expenditures for drilling exploration and developmental wells, an investment of $3.5 million in CORE whose stock was distributed to Company shareholders, and repayment of the COE Note.

Cash From Financing Activities. Cash flows used in financing activities for the six months ended December 31, 2010 were approximately $9.7 million, compared to providing approximately $0.1 million for the six months ended December 31, 2009. During the six months ended December 31, 2010, the Company repurchased shares of its common stock pursuant to its share repurchase program and incurred debt issuance costs.

Capital Budget. For the remainder of fiscal year 2011, the Company has budgeted to invest approximately $35 million as follows:

•	We have budgeted to invest approximately $30.0 million to drill up to two wildcat exploration wells in the Gulf of Mexico. All wells are subject to permitting approval by the BOEMRE.

•	We have budgeted to invest approximately $5.0 million to drill a second onshore well in south Texas (Rexer #2).

Should the Company have exploration success with any of its offshore exploration wells, our capital expenditure budget will be increased by approximately $10-$15 million for each successful offshore well.

The Company often reviews acquisitions and prospects presented to us by third parties and may decide to invest in one or more of these opportunities. There can be no assurance that we will invest, or that any investment entered into will be successful. These potential investments are not part of our current capital budget and would require us to invest additional capital. Natural gas and oil prices continue to be volatile and our resources may be insufficient to fund any of these opportunities. As of February 3, 2011, we had approximately $37.2 million in net available cash, defined as cash and cash equivalents adjusted for certain receivables and payables. We have no debt outstanding.

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

Natural Gas and Oil Reserves

The following table presents our estimated net proved natural gas and oil reserves at December 31, 2010 and June 30, 2010, based on reserve reports generated by William M. Cobb & Associates, Inc. (“Cobb”) and Lonquist & Co. LLC (“Lonquist”). The Company believes that having independent and well respected third-party engineering firms prepare its reserve reports enhances the credibility of its reported reserve estimates. Management is responsible for the reserve estimate disclosures in this filing, and meets regularly with our independent third-party engineers to review these reserve estimates. The qualifications of the technical person at each of these firms primarily responsible for overseeing his firm’s preparation of the Company’s reserve estimates are set forth below.

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

	Proved Reserves as of
	December 31, 2010	June 30, 2010
Natural Gas (MMcf)	234,725	246,011
Oil, Condensate and Natural Gas Liquids (MBbls)	10,511	11,336

Total proved reserves (Mmcfe)	297,791	314,027

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

Share Repurchase Program

In September 2008, the Company’s board of directors approved a $100 million share repurchase program. Under the program, all shares are purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases will be made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. Repurchased shares of common stock become authorized but unissued shares, and may be issued in the future for general corporate and other purposes. For the six months ended December 31, 2010, the Company purchased the below listed shares under its share repurchase program, resulting in 15,664,666 shares of common stock outstanding and 15,709,666 fully diluted shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased Under Program
July 6 - July 7, 2010	20,000	$43.26	1,732,897	$23.9 million
November 19, 2010	150,967	$58.35	1,883,864	$15.1 million
December 23, 2010	1,577	$59.91	1,885,441	$15.0 million

Credit Facility

On October 22, 2010, the Company completed the arrangement of a secured revolving credit agreement with Amegy Bank (the “Credit Agreement”) to replace the expiring credit agreement with BBVA Compass Bank. The Credit Agreement currently has a $40 million hydrocarbon borrowing base and will be available to fund the Company’s offshore Gulf of Mexico exploration and development activities, as well as repurchase shares of common stock and to fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and a commitment fee of 0.375% will be paid on unused borrowing capacity. The Credit Agreement contains customary covenants including limitations on our current ratio and additional indebtedness. As of January 31, 2011, the Company was in compliance with all covenants and had no amounts outstanding under the Credit Agreement.

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

The proved reserves assigned to our Dutch and Mary Rose discoveries have ten producing well bores concentrated in two reservoirs on one field, and are producing via two natural gas pipelines, two oil pipelines and two production platforms. Reserve assessments based on only ten well bores in two reservoirs are subject to significantly greater risk of downward revision than multiple well bores from a variety of producing reservoirs.

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

We are monitoring legislative and regulatory developments; however, the full legislative and regulatory response to the incident is not yet known. An expansion of safety and performance regulations or an increase in liability for drilling activities may have one or more of the following impacts on our business:

•	Increase the costs of drilling exploratory and development wells.

•	Cause delays in, or preclude, the development of projects in the Gulf of Mexico.

•	Result in longer time periods to obtain permits.

•	Result in higher operating costs.

•	Increase or remove liability caps for claims of damages from oil spills.

•	Limit our ability to obtain additional insurance coverage on commercially reasonable terms to protect against any increase in liability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Rating Risk. As of January 31, 2011, we had no long-term debt subject to the risk of loss associated with movements in interest rates.

As of December 31, 2010, we had approximately $43.4 million in cash and cash equivalents. Of this amount, approximately $11.7 million was invested in U.S. Treasury money market funds and the remaining $31.7 million was invested in overnight U.S. Treasury funds. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of December 31, 2010, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the six months ended December 31, 2010, a 10% fluctuation in the prices received for natural gas and oil production would impact our revenues by approximately $10.6 million. It could also lead to impairment of our natural gas and oil properties.

Item 4. Controls and Procedures

Kenneth R. Peak, our Chairman and Chief Executive Officer, together with our Chief Financial Officer and Controller, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010. Based upon that evaluation, the Company’s management concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, Chief Financial Officer, and Controller, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit Number	Description
3.1	Certificate of Incorporation of Contango Oil & Gas Company. (1)
3.2	Bylaws of Contango Oil & Gas Company. (1)
3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (1)
3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (2)
4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (3)

Exhibit Number	Description
10.1	Second Amended and Restated Credit Agreement dated as of October 1, 2010 among Contango Oil & Gas Company, Contango Operators, Inc. and Amegy Bank National Association, as Administrative Agent and Letter of Credit Issuer, together with First Amendment to Second Amended and Restated Credit Agreement dated October 20, 2010 among Contango Oil & Gas Company, Contango Operators, Inc. and Amegy Bank National Association. (4)
10.2	Purchase and Sale Agreement between Juneau Exploration, L.P. and Contango Operators, Inc. dated October 1, 2010. (5)
23.1	Consent of William M. Cobb & Associates, Inc. †
23.2	Consent of Lonquist & Co. LLC. †
31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

†	Filed herewith.
1.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
3.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
4.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 20, 2010, as filed with the Securities and Exchange Commission on October 25, 2010.
5.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2010, dated November 9, 2010, as filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: February 9, 2011	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2011	By:	/s/ SERGIO CASTRO
Sergio Castro
Chief Financial Officer (Principal Financial Officer)

Date: February 9, 2011	By:	/s/ YAROSLAVA MAKALSKAYA
Yaroslava Makalskaya
Vice President and Controller (Principal Accounting Officer)