Form 10-Q
period 2011-03-31
CONTANGO OIL & GAS CO
filed 2011-05-10
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of May 1, 2011 was 15,664,666.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED MARCH 31, 2011

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	March 31, 2011	June 30, 2010

CURRENT ASSETS:
Cash and cash equivalents	$80,060,707	$52,469,144
Accounts receivable:
Trade receivables	44,914,288	41,938,567
Joint interest billings	5,179,499	11,758,980
Income taxes	958,781	5,410,577
Other receivables	360,943	3,164,604
Notes receivable	—	2,027,590
Prepaids and other current assets	3,876,405	3,103,927

Total current assets	135,350,623	119,873,389

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	581,961,464	540,215,841
Unproved properties	6,520,291	10,825,074
Furniture and equipment	256,389	276,817
Accumulated depreciation, depletion and amortization	(125,574,070)	(78,998,049)

Total property, plant and equipment, net	463,164,074	472,319,683

OTHER ASSETS:
Cash and other assets held by affiliates	359,729	39,731
Other	522,323	32,944

Total other assets	882,052	72,675

TOTAL ASSETS	$599,396,749	$592,265,747

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2011	June 30, 2010

CURRENT LIABILITIES:
Accounts payable	$2,844,500	$34,219,769
Royalties and working interests payable	34,315,288	30,774,444
Accrued liabilities	10,363,640	2,647,435
Joint interest advances	—	739,464
Accrued exploration and development	1,011,022	9,263,438
Income tax payable	2,777,181	843,755
Other current liabilities	554,721	—

Total current liabilities	51,866,352	78,488,305

DEFERRED TAX LIABILITY	129,526,872	131,290,992
ASSET RETIREMENT OBLIGATION	8,909,224	5,156,642

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50,000,000 shares authorized, 20,135,107 shares issued and 15,664,666 outstanding at March 31, 2011, 19,982,563 shares issued and 15,684,666 outstanding at June 30, 2010	805,402	799,300
Additional paid-in capital	79,278,372	77,967,702
Treasury stock at cost (4,470,441 and 4,297,897 shares at March 31, 2011 and June 30, 2010, respectively)	(91,788,647)	(82,019,429)
Retained earnings	420,799,174	380,582,235

Total shareholders’ equity	409,094,301	377,329,808

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$599,396,749	$592,265,747

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
REVENUES:
Natural gas, oil and liquids sales	$55,323,793	$37,845,738	$161,660,362	$119,528,579

Total revenues	55,323,793	37,845,738	161,660,362	119,528,579

EXPENSES:
Operating expenses	6,389,747	3,523,835	17,600,926	11,066,471
Exploration expenses	14,459	22,514,428	10,376,469	22,932,224
Depreciation, depletion and amortization	15,548,338	6,837,887	46,980,287	25,182,258
Impairment of natural gas and oil properties	1,674,502	735,553	1,786,439	735,553
General and administrative expenses	5,661,260	1,199,930	11,939,616	4,362,957

Total expenses	29,288,306	34,811,633	88,683,737	64,279,463

OTHER INCOME (EXPENSE):	(37,152)	539,676	(121,893)	526,717

NET INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	25,998,335	3,573,781	72,854,732	55,775,833
Provision for income taxes	(9,202,097)	(1,589,755)	(26,457,424)	(21,093,875)

NET INCOME FROM CONTINUING OPERATIONS	16,796,238	1,984,026	46,397,308	34,681,958

DISCONTINUED OPERATIONS (NOTE 10)
Discontinued operations, net of income taxes	—	(241,966)	1,107,388	(362,763)

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$16,796,238	$1,742,060	$47,504,696	$34,319,195

NET INCOME PER SHARE:
Basic
Continuing operations	$1.07	$0.13	$2.96	$2.19
Discontinued operations	$—	$(0.02)	$0.07	$(0.02)

Total	$1.07	$0.11	$3.03	$2.17
Diluted
Continuing operations	$1.07	$0.12	$2.95	$2.15
Discontinued operations	$—	$(0.01)	$0.07	$(0.03)

Total	$1.07	$0.11	$3.02	$2.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,664,666	15,859,618	15,665,166	15,840,607

Diluted	15,666,917	16,162,989	15,728,661	16,160,215

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$46,397,308	$34,681,958
Plus income (loss) from discontinued operations, net of income taxes	1,107,388	(362,763)

Net income	47,504,696	34,319,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	46,980,287	25,182,258
Impairment of natural gas and oil properties	1,786,439	735,553
Exploration expenditures	10,159,433	22,261,487
Deferred income taxes	(1,764,120)	6,856,377
Gain on disposition of assets	(2,737,539)	(112,868)
Tax benefit from exercise/cancellation of stock options	(501,767)	(122,025)
Stock-based compensation	1,369,726	447,643
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other	(2,975,721)	14,736,771
Decrease (increase) in prepaids and insurance receivable	1,522,314	(491,322)
Increase in interest receivable	—	(874,410)
Decrease in accounts payable and advances from joint owners	(21,994,409)	(4,592,318)
Increase (decrease) in other accrued liabilities	7,760,922	(6,701,696)
Increase in income taxes payable	6,886,989	7,053,887
Other	142,102	—

Net cash provided by operating activities	94,139,352	98,698,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(55,155,003)	(40,646,487)
Additions to furniture and equipment	(71,806)	(2,463)
Repayment of note receivable	2,027,590	—
Investment in affiliates	(3,600,096)	(619,029)

Net cash used in investing activities	(56,799,315)	(41,267,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from exercise/cancellation of stock options	501,767	122,025
Dividends	(6,213)	—
Purchase of common stock	(9,769,218)	(1,616,073)
Proceeds from exercised options, warrants and others	—	122,699
Debt issuance costs	(474,810)	—

Net cash used in financing activities	(9,748,474)	(1,371,349)

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,591,563	56,059,204
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	52,469,144	44,371,324

CASH AND CASH EQUIVALENTS, END OF PERIOD	$80,060,707	$100,430,528

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes, net	$27,648,290	$7,127,400

Cash paid for interest	$123,425	$187,671

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

						Total
	Common Stock		Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at June 30, 2010	15,684,666	$799,300	$77,967,702	$(82,019,429)	$380,582,235	$377,329,808
Treasury shares at cost	(20,000)	—	—	(865,816)	—	$(865,816)
Expense of stock options	—	—	221,203	—	—	$221,203
Net income	—	—	—	—	18,941,020	$18,941,020

Balance at September 30, 2010	15,664,666	$799,300	$78,188,905	$(82,885,245)	$399,523,255	$395,626,215

Exercise of stock options	152,544	6,102	(6,102)	—	—	$—
Tax benefit of exercising stock options	—	—	501,767	—	—	$501,767
Liability adjustment for stock options	—	—	(440,034)	—	—	$(440,034)
Treasury shares at cost	(152,544)	—	—	(8,903,402)	—	$(8,903,402)
Expense of stock options	—	—	1,033,836	—	—	$1,033,836
Dividend	—	—	—	—	(7,287,757)	$(7,287,757)
Net income	—	—	—	—	11,767,438	$11,767,438

Balance at December 31, 2010	15,664,666	$805,402	$79,278,372	$(91,788,647)	$404,002,936	$392,298,063

Net income	—	—	—	—	16,796,238	$16,796,238

Balance at March 31, 2011	15,664,666	$805,402	$79,278,372	$(91,788,647)	$420,799,174	$409,094,301

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in Contango Oil & Gas Company’s (“Contango” or the “Company”) Form 10-K for the fiscal year ended June 30, 2010. The consolidated results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.

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

When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. No impairment of proved properties was recognized during the nine months ended March 31, 2011 or 2010. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. During the nine months ended March 31, 2011, we recognized an impairment of unproved properties of approximately $1.8 million, related to certain offshore leases.

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade investments having an original maturity of 90 days or less. As of March 31, 2011, the Company had approximately $80.1 million in cash and cash equivalents. Of this amount, approximately $11.7 million was invested in U.S. Treasury money market funds, $11.0 million was invested in overnight U.S. Treasury funds, and the remaining $57.4 million was in non-interest bearing accounts.

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

Stock-Based Compensation. The Company applies the fair value based method to account for stock-based compensation. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated using the Black-Scholes option-pricing model. The Company classifies the benefit of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) as financing cash flows.

The Company’s 1999 Stock Incentive Plan expired in August 2009. There are 45,000 outstanding options issued under the plan which will be converted into securities if exercised prior to their expiration in September 2013. On September 15, 2009, the Company’s Board of Directors adopted the Contango Oil & Gas Company Annual Incentive Plan (the “2009 Plan”), which was approved by shareholders on November 19, 2009. Under the 2009 Plan, the Company’s Board of Directors

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

may grant stock options, restricted stock awards and other stock-based awards to officers or other employees of the Company. Awards made under the 2009 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. Grants of service-based awards are valued at our common stock price at the date of grant. The Company did not grant stock-based awards to any officer or director during the nine months ended March 31, 2011. During the nine months ended March 31, 2010, the Company issued 25,000 options to a new employee with the following assumptions: (i) risk-free interest rate of 0.25 percent; (ii) expected life of five years; (iii) expected volatility of 35.43 percent and (iv) expected dividend yield of zero percent.

In November 2010, the Company’s Board of Directors (the “Board”) approved the immediate vesting of all outstanding stock options under both the 1999 Stock Incentive Plan and the 2009 Plan. This accelerated vesting resulted in the Company immediately recognizing stock compensation expense of approximately $1.1 million.

Additionally, the Board authorized management to net-settle any outstanding stock options in cash. The option holder has a choice of receiving cash upon net settlement of options or to settle options for shares of the Company. Such modification of the stock options resulted in recognizing a liability equal to the portion of each award attributable to past service multiplied by the modified award’s fair value. The initial liability of $0.4 million recognized as of December 31, 2010 did not exceed the amount of compensation expense which had been previously recognized in equity for the original award and did not result in additional compensation expense but a reduction in equity. The Company recognized additional compensation expense of $0.2 million for the three months ended March 31, 2011. The liability of $0.6 million is included in other current liabilities in the Company’s balance sheet as of March 31, 2011.

The liability for the outstanding 45,000 stock options is based on the fair value of each award evaluated at the end of each quarter using the Black-Scholes option-pricing model. The following assumptions were used in calculating the liability for the 45,000 outstanding options as of March 31, 2011: (i) risk-free interest rate of 0.30 percent; (ii) expected life of 1.06 years; (iii) expected volatility of 28.19 percent and (iv) expected dividend yield of zero percent. To the extent that the liability exceeds the amount recognized at the end of the previous period, the difference is recognized as compensation cost for each period until the stock options are settled.

The accelerated vesting and modification affects no other terms or conditions of the options, including the number of outstanding options or exercise price. During the nine months ended March 31, 2011 and 2010, the Company recorded stock-based compensation charges of approximately $1.4 million (inclusive of the expense associated with the accelerated vesting) and $0.4 million, respectively, to general and administrative expense for restricted stock and option awards. These amounts do not reflect compensation actually received by the individuals, but rather represent expense recognized in the Company’s consolidated financial statements that relate to option awards granted in previous fiscal years.

Recent Accounting Pronouncements

On January 1, 2011, we implemented certain provisions of Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“Update 2010-06”). Update 2010-06 requires entities to provide a reconciliation of purchases, sales, issuance and settlements of anything valued with a Level 3 method, which is used to price the hardest to value instruments. The implementation did not have an impact on our consolidated results of operations, financial position or cash flows.

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

4. Customer Concentration Credit Risk

The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas and oil for the nine months ended March 31, 2011 were ConocoPhillips Company, Shell Trading US Company, Trans Louisiana Gas Pipeline, Inc., NJR Energy Services and Enterprise Products Operating LLC. Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on our financial position, but there currently are numerous other potential purchasers of our production.

5. Other Receivables

On February 24, 2010, a dredge contracted by the Army Corps of Engineers to dredge the Atchafalaya River Channel ruptured the Company’s 20” pipeline that runs from our Eugene Island 11 gathering platform to the Eugene Island 63 platform where our pipeline joins a third-party pipeline that transports our production to shore. The pipeline was repaired and production resumed on March 31, 2010. The repairs were covered by our insurance policy, subject to a deductible. Of the amount of “other receivables” recorded in the Consolidated Balance Sheets as of March 31, 2011 and June 30, 2010, approximately $0.2 million and $3.1 million, respectively, relates to this incident.

6. Net Income per Common Share

A reconciliation of the components of basic and diluted net income per share of common stock is presented in the tables below:

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Share	Income	Shares	Share
Income from continuing operations	$16,796,238	15,664,666	$1.07	$1,984,026	15,859,618	$0.13
Discontinued operations, net of income taxes	—	15,664,666	—	(241,966)	15,859,618	(0.02)

Basic Earnings per Share:
Net income attributable to common stock	$16,796,238	15,664,666	$1.07	$1,742,060	15,859,618	$0.11

Effect of Potential Dilutive Securities:
Stock options, net of shares assumed purchased	—	2,251	—	—	303,371	—

Income from continuing operations	$16,796,238	15,666,917	$1.07	$1,984,026	16,162,989	$0.12
Discontinued operations, net of income taxes	—	15,666,917	—	(241,966)	16,162,989	(0.01)

Diluted Earnings per Share:
Net income attributable to common stock	$16,796,238	15,666,917	$1.07	$1,742,060	16,162,989	$0.11

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

6. Net Income per Common Share (continued)

	Nine Months Ended			Nine Months Ended
	March 31, 2011			March 31, 2010
		Weighted			Weighted
		Average	Per		Average	Per
	Income	Shares	Share	Income	Shares	Share
Income from continuing operations	$46,397,308	15,665,166	$2.96	$34,681,958	15,840,607	$2.19
Discontinued operations, net of income taxes	1,107,388	15,665,166	0.07	(362,763)	15,840,607	(0.02)

Basic Earnings per Share:
Net income attributable to common stock	$47,504,696	15,665,166	$3.03	$34,319,195	15,840,607	$2.17

Effect of Potential Dilutive Securities:
Stock options, net of shares assumed purchased	—	63,495	—	—	319,093	—
Restricted shares	—	—	—	—	515	—

Income from continuing operations	$46,397,308	15,728,661	$2.95	$34,681,958	16,160,215	$2.15
Discontinued operations, net of income taxes	1,107,388	15,728,661	0.07	(362,763)	16,160,215	(0.03)

Diluted Earnings per Share:
Net income attributable to common stock	$47,504,696	15,728,661	$3.02	$34,319,195	16,160,215	$2.12

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

7. Commitments and Contingencies

Contango pays delay rentals on its offshore leases and leases its office space and certain other equipment. In November 2010, the Company expanded its office space and extended its office lease agreement through December 31, 2015. As of March 31, 2011, minimum future lease payments for our fiscal years are as follows:

	Remainder of FY 2011	2012	2013	2014	2015	2016	Total
Delay rentals	$246,759	$499,897	$499,897	$329,785	$71,825	$—	$1,648,163
Office space	57,720	233,460	238,622	243,782	248,942	125,761	1,148,287
Other equipment	2,584	10,335	10,335	9,775	—	—	33,029

Total	$307,063	$743,692	$748,854	$583,342	$320,767	$125,761	$2,829,479

Additionally, the Company has committed to invest up to $20 million over the next two years, in a joint venture that will acquire, explore, develop and operate onshore unconventional shale operated and non-operated oil and natural gas assets.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

8. Credit Facility

On October 22, 2010, the Company completed the arrangement of a secured revolving credit agreement with Amegy Bank (the “Credit Agreement”) to replace the expiring credit agreement with BBVA Compass Bank. The Credit Agreement currently has a $40 million hydrocarbon borrowing base and will be available to fund the Company’s offshore Gulf of Mexico exploration and development activities, as well as repurchase shares of common stock, pay dividends, and fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and a commitment fee of 0.375% will be paid on unused borrowing capacity. The Credit Agreement contains customary covenants including limitations on our current ratio and additional indebtedness. As of March 31, 2011, the Company was in compliance with all covenants and had no amounts outstanding under the Credit Agreement.

9. Related Party Transactions

During the nine months ended March 31, 2011, the Company purchased 172,544 shares of its common stock for a total of approximately $9.8 million. Of this amount, 149,573 shares were purchased from four employees and one member of its board of directors for a total of approximately $8.7 million. All the purchases were approved by the Company’s board of directors and were completed at the closing price of the Company’s common stock on the date of purchase.

The Company’s wholly-owned subsidiary, Conterra Company (“Conterra”), entered into a joint venture with Patara Oil & Gas LLC (“Patara”), a privately held oil and gas company as of October 1, 2009, to develop proved undeveloped Cotton Valley gas reserves in Panola County, Texas. B.A. Berilgen, a member of the Company’s board of directors, is the Chief Executive Officer of Patara.

In March 2006, Contango Offshore Exploration LLC (“COE”) executed a Promissory Note (the “COE Note”) to the Company to finance its share of development costs in Grand Isle 72. The COE Note was payable upon demand and carried an annual interest rate of 10%. As of May 31, 2010, COE owed the Company $4.3 million under the COE Note, and owed an additional $1.6 million in accrued and unpaid interest. Effective June 1, 2010, COE was dissolved and the Company assumed its 65.6% of the obligation of COE, while the other member of COE assumed the remaining 34.4%, or approximately $2.0 million. This $2.0 million is reflected as a note receivable in the Consolidated Balance Sheet of the Company as of June 30, 2010. The note receivable was paid in full on October 27, 2010.

10. Disposition of Contango ORE, Inc.

On September 29, 2010, Contango ORE, Inc. (“CORE”), then a wholly-owned subsidiary of the Company, filed with the Securities and Exchange Commission a Registration Statement on Form 10 which became effective November 29, 2010. Following the effective date, CORE acquired the assets and assumed the liabilities of Contango Mining Company (“Contango Mining”), another wholly-owned subsidiary of the Company. Additionally, subsequent to the effective date, the Company contributed $3.5 million of cash to CORE. In exchange, CORE issued 1,566,367 shares of its common stock to the Company in addition to the 100 shares which the Company held prior to that date. The Company distributed all its shares of CORE, valued at approximately $7.3 million, to its stockholders of record as of October 15, 2010 on the basis of one share of common stock of CORE for each ten shares of the Company’s common stock then outstanding. In addition to the distribution of shares of CORE, the Company paid $6,213 in cash to its stockholders of record in exchange for partial shares.

As of March 31, 2011, the assets and liabilities of Contango Mining were excluded from the Company’s financial statements. The assets and liabilities of the Contango Mining included in the Company’s balance sheet as of March 31, 2011 and June 30, 2010 were as follows:

	March 31, 2011	June 30, 2010
Cash	$—	$—
Other current assets	—	233,268
Mineral properties	—	1,008,886
Current liabilities	—	(511,156)

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

Results of operations of Contango Mining for the eleven months ended November 30, 2010 and for each of the previous periods are included in discontinued operations in the Company’s Statement of Operations. The summarized financial results for discontinued operations for the three and nine months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Gain from disposition of assets	$—	$—	$2,737,539	$—
Exploration expenses	—	(241,896)	(983,280)	(402,058)
General and administrative expenses	—	(70)	(154,238)	(16,755)

Gain (loss) before income taxes	$—	$(241,966)	$1,600,021	$(418,813)
Benefit (provision) for income taxes	—		(492,633)	56,050

Gain (loss) from discontinued operations, net of income taxes	$—	$(241,966)	$1,107,388	$(362,763)

The Gain from disposition of assets included in the Gain (loss) from discontinued operations represents the difference between $7.3 million, the fair value of the shares of CORE distributed to the Company’s shareholders, and the historical value of the assets and liabilities transferred to CORE on or subsequent to November 29, 2010. The Company incurred approximately $2.2 million of cumulative losses from October 2009, the inception of Contango Mining to the effective date of the spin-off.

11. Income Taxes

The Company’s income tax provision consists of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Current income tax expense (benefit)	$10,230,343	$(3,079,228)	$28,714,176	$14,181,448
Deferred income tax expense (benefit)	(1,028,246)	4,668,983	(1,764,120)	6,856,377

Total income tax expense	$9,202,097	$1,589,755	$26,950,056	$21,037,825

12. Subsequent Events

On April 25, 2011, the Company’s Board of Directors approved the sale of all of the Company’s onshore assets in Texas for an aggregate purchase price of $40.0 million. These properties include: (i) our 90% working interest (72% net revenue interest) and subsequent 5% overriding royalty interest in the 21 wells drilled in Panola County, Texas under our joint venture with Patara; (ii) our 100% working interest (72.5% net revenue interest) in Rexer #1, drilled in south Texas; and (iii) an option to purchase up to 100% of our 100% working interest (73.6 % net revenue interest) in Rexer-Tusa #2, which the Company expects to spud in May 2011. The proposed sale to a third party is subject to the receipt of funding by the third party.

On April 12, 2011, the Company announced a commitment to invest up to $20 million over the next two years, in a joint venture that will acquire, explore, develop and operate onshore unconventional shale operated and non-operated oil and natural gas assets. As of May 6, 2011 no funds had been invested in this joint venture.

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

Structuring incentives to drive behavior. We believe that equity ownership aligns the interests of our employees and stockholders. Our directors and executive officers beneficially own or have voting control over approximately 17% of our common stock.

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

While the Company renewed its energy package and insurance policies in January 2011 at rates similar to the prior year, we expect the future availability and cost of insurance to be impacted by the Deepwater Horizon Incident. Impacts could include: tighter underwriting standards, limitations on scope and amount of coverage, and higher premiums, and will depend, in part, on future changes in laws and regulations regarding exploration and production activities in the Gulf of Mexico, including possible increases in liability caps for claims of damages from oil spills. We will continue to monitor the expected regulatory and legislative response and its impact on the insurance market and our overall risk profile, and adjust our risk and insurance program to provide protection at a level that we can afford considering the cost of insurance, against the potential and magnitude of disruption to our operations and cash flows.

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

For our Gulf of Mexico operations, we have a Regional Oil Spill Plan in place with the BOEMRE. Our response team is trained annually and is tested through annual spill drills given by the BOEMRE. In addition, we have in place a contract with O’Brien’s Response Management (“O’Brien’s”). O’Brien’s maintains a 24/7 manned incident command center located in Slidell La. The Company’s spill program is put into motion by notifying O’Brien’s that we have an emergency. While the Company focuses on source control of the spill, O’Brien’s would handle all communication with state and federal agencies as well as U.S. Coast Guard notifications.

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

Exploration Alliance with JEX

JEX is a private company formed for the purpose of assembling domestic natural gas and oil prospects, either individually, or via our 32.3% owned affiliated company, Republic Exploration LLC (“REX”) (see “Offshore Gulf of Mexico Exploration Joint Ventures” below). In addition to generating new prospects, JEX occasionally evaluates and purchases exploration prospects generated by third-party independent companies. We do not have a written agreement with JEX which contractually obligates them to provide us with their services. Once we have purchased a prospect, however, from JEX or REX, we have historically entered into a participation agreement and joint operating agreement specifying each participant’s working interest, net revenue interest, and description of when such interests are earned, as well as allocating an overriding royalty interest of up to 3.33% to benefit employees of JEX.

Offshore Gulf of Mexico Exploration Joint Ventures

Contango, through its wholly-owned subsidiary COI, and its partially-owned subsidiary REX, conducts exploration activities in the Gulf of Mexico. As of May 1, 2011, Contango, through COI and REX, had an interest in 28 offshore leases. See “Offshore Properties” for additional information on our offshore properties.

Contango Operators, Inc

COI, a wholly-owned subsidiary of the Company, was formed for the purpose of drilling and operating wells in the Gulf of Mexico. Additionally, COI expects to acquire significant working interests in offshore exploration and development opportunities in the Gulf of Mexico, usually under a farm-out agreement, or similar agreement, with REX and/or JEX. COI may also acquire and operate significant working interests in offshore exploration and development opportunities under farm-in agreements with third parties.

The Company’s offshore operated production currently consists of 11 wells located on federal and State of Louisiana leases in the shallow waters of the Gulf of Mexico. These 11 wells produce via the following three platforms:

Eugene Island 11 Platform

As of May 1, 2011, the Company-owned and operated platform at Eugene Island 11 was processing approximately 41.0 Mmcfed, net to Contango. This platform was designed with a capacity of 500 million cubic feet per day (“Mmcfd”) and 6,000 barrels of oil per day (“bopd”). This platform services production from the Company’s four Mary Rose wells and Eloise North well, which are all located in State of Louisiana waters, as well as our Dutch #4 well and Dutch #5 well (previously Eloise South) (See “Other Activities” below), which are located in federal waters. From the Eugene Island 11 platform, the gas and condensate can flow to our Eugene Island 63 auxiliary platform via our 20” pipeline, which has been designed with a capacity of 330 Mmcfd and 6,000 bopd, and then from the Eugene Island 63 auxiliary platform to third-party owned and operated on-shore processing facilities near Patterson, Louisiana.

In September 2010 the Company completed installing a companion platform adjacent to the Eugene Island 11 Platform (the “H-CMP Platform”). The H-CMP Platform, together with two newly laid pipelines, gives us the added flexibility to redirect a portion of the wells that produce to the Eugene Island 11 platform and send our natural gas and oil production to alternate markets. As of March 31, 2011, the Company has invested approximately $4.7 million to build and install the H-CMP Platform and pipelines.

Eugene Island 24 Platform

As of May 1, 2011, this third-party owned and operated production platform at Eugene Island 24 was processing approximately 24.3 Mmcfed, net to Contango. This platform was designed with a capacity of 100 Mmcfd and 3,000 bopd. This platform services production from the Company’s Dutch #1, #2 and #3 federal wells.

Ship Shoal 263 Platform

As of May 1, 2011, the Company-owned and operated Ship Shoal 263 platform was processing approximately 11.7 Mmcfed, net to Contango. This platform was designed with a capacity of 40 Mmcfd and 5,000 bopd. This platform services production from our Nautilus well which began producing in June 2010.

Effective October 1, 2010, the Company purchased an additional 7.5% working interest and 6.0% net revenue interest in Ship Shoal 263 for approximately $7.5 million from JEX. The Company now owns a 100% working interest and 80% net revenue interest in this well.

Other Activities

In February 2011, the Company spud its Offshore Gulf of Mexico wildcat exploration well, Vermilion 170 (Swimmy), and announced a discovery in March 2011. The Company’s independent third party engineer estimates this well to have 8/8ths proved reserves of 48 billion cubic feet of natural gas and 1.2 million barrels of condensate, approximately 55 billion cubic feet equivalent (“Bcfe”), or 37.5 Bcfe net to Contango’s 68% net revenue interest, inclusive of its investment in REX. Production is expected to begin in the fall of 2011 at an estimated rate of 15 million cubic feet equivalent per day (“Mmcfed”), net to Contango. Estimated net costs to Contango, to acquire, drill, complete, and bring this well to full production status are approximately $26.5 million.

Our Eloise North and Eloise South wells are currently both shut-in for remedial work. Our plan is to recomplete our Eloise South well uphole in the CibOp section as our Dutch #5 well. This recompletion is estimated to cost approximately $6.2 million, net to Contango. Our Eloise North well recently sanded-up and we are currently attempting to rework the well to restore production. If we are unsuccessful, our plan is to recomplete the well uphole in an upper Rob-L section at a net cost of approximately $0.8 million, net to Contango. We plan to have both of these wells on-line by mid-summer.

Effective February 24, 2011, the Company acquired the deep rights on Ship Shoal 134 from an independent third-party oil and gas company. On March 3, 2011, we submitted an exploration permit to drill our Eagle prospect on Ship Shoal 134, with an estimated cost to drill of approximately $20 million, net to Contango. We are hopeful that we will receive a permit to drill this prospect this summer, but due to hurricane season, we may not spud the well until the October/November 2011 time frame.

In September 2010, we spud our Galveston Area 277L prospect (His Dudeness), a wildcat exploration well in the Gulf of Mexico, and determined it was a dry hole. The Company invested approximately $9.5 million, including leasehold costs, to drill, plug and abandon this well.

Republic Exploration LLC

West Delta 36, a REX prospect, is operated by a third party. The Company depends on a third-party operator for the operation and maintenance of this production platform. The well is currently shut-in as the operator moves up hole to produce from another section. As of February 28, 2011, the well was producing at an 8/8ths rate of approximately 2.4 Mmcfed. REX has a 25.0% working interest (“WI”), and a 20.0% net revenue interest (“NRI”), in this well.

Offshore Properties

Producing Properties. The following table sets forth the interests owned by Contango through its related entities in the Gulf of Mexico which were capable of producing natural gas or oil as of May 1, 2011:

Area/Block	WI	NRI	Status
Eugene Island 10 #D-1 (Dutch #1)	47.05%	38.1%	Producing
Eugene Island 10 #E-1 (Dutch #2)	47.05%	38.1%	Producing
Eugene Island 10 #F-1 (Dutch #3)	47.05%	38.1%	Producing
Eugene Island 10 #G-1 (Dutch #4)	47.05%	38.1%	Producing
Eugene Island 10 #I-1 (Eloise South)	26.86%	19.0%	Recompletion
S-L 18640 #1 (Mary Rose #1)	53.21%	40.5%	Producing
S-L 19266 #1 (Mary Rose #2)	53.21%	38.7%	Producing
S-L 19266 #2 (Mary Rose #3)	53.21%	38.7%	Producing
S-L 18860 #1 (Mary Rose #4)	34.58%	25.5%	Producing
S-L 19266 #3 (Eloise North)	36.90%	26.9%	Shut-in
Ship Shoal 263 (Nautilus)	100.00%	80.0%	Producing
West Delta 36 (produced via REX)	25.0%	20.0%	Producing

Leases. The following table sets forth the working interests owned by Contango and related entities in non-developed leases in the Gulf of Mexico as of May 1, 2011.

Area/Block	WI	Lease Date	Expiration Date
Contango Operators, Inc.:
Viosca Knoll 383	(2)	Jun-06	Jun-11
S-L 19261	53.21%	Feb 07	Feb 12
S-L 19396	53.21%	Jun 07	Jun 12
Eugene Island 11	53.21%	Dec 07	Dec-12
East Breaks 369 (1)	(3)	Dec-03	Dec-13
East Breaks 370	65.63%	Dec-03	Dec-13
Galveston Area 248L	100.00%	Oct-09	Oct-14
Galveston Area 276L	100.00%	Oct-09	Oct-14
Galveston Area 277L (N/2 of NE/4)	100.00%	Oct-09	Oct-14
Galveston Area 277L (S/2 of NE/4)	100.00%	Oct-09	Oct-14
Galveston Area 338S	100.00%	Oct-09	Oct-14
Matagorda Island 607	100.00%	Nov-09	Nov-14
Matagorda Island 616	100.00%	Nov-09	Nov-14
Matagorda Island 617 (1)	100.00%	Nov-09	Nov-14
Ship Shoal 121	100.00%	Jul-10	Jul-15
Ship Shoal 122	100.00%	Jul-10	Jul-15
Vermilion 170	100.00%	Jul-10	Jul-15
East Breaks 366	65.63%	Nov-05	Nov-15
East Breaks 410	65.63%	Nov-05	Nov-15
Ship Shoal 134	100.00%	(4)	(4)

Republic Exploration LLC
East Cameron 210	100.00%	Jun-09	Jun-14
South Timbalier 97	100.00%	Jun-09	Jun-14

(1)	Dry Hole
(2)	Farm-out. COI retains a 1.75% ORRI
(3)	Farm-out. COI retains a 2.41% ORRI
(4)	Acquired deep rights. Lease is held by production from shallow wells owned by others

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

Under the terms of the joint venture agreement (the “Conterra Joint Venture Agreement”), Conterra agreed to fund 100% of the drilling and completion costs on 15 wells in exchange for 90% of the net revenues. The estimated 8/8ths cost is approximately $1.85 million per well. The average 8/8ths reserves per well are approximately 1.5 Bcfe (1.125 net Bcfe after a 25% royalty). In July 2010, the Conterra Joint Venture Agreement was amended to include an additional 15 wells, bringing the total number of wells to 30. Both parties have agreed to suspend further drilling after 21 wells due to the continuing weakness in natural gas prices. Assuming a $4.40/Mmbtu Henry Hub price for natural gas, $3.50/mcf is received by Conterra after basis, transportation and fuel charges. We estimate a minimum of seven years is required before we reach payout of our investment plus a 15% cash-on-cash rate of return, based on the $3.50/mcf price. Upon the Company achieving a 15% per annum cash-on-cash rate, the Company’s net revenue interest converts into a 5% overriding royalty interest.

As of April 28, 2011, Conterra was producing at a rate of approximately 5.5 Mmcfed, net to Contango, from all 21 wells. As of March 31, 2011, we have invested approximately $42.9 million in Conterra and received approximately $7.1 million in revenues, for a net investment of $35.8 million. Our third party engineer has assigned us approximately 16.6 Bcfe of proved reserves as at March 31, 2011.

South Texas

In July 2010, the Company announced a discovery at its on-shore wildcat exploration well, (Rexer #1), in south Texas. The Company has a 100% working interest (72.5% net revenue interest) in this well before payout, and a 75% working interest (54.4% net revenue interest) after payout. Production began in October 2010 and as of May 1, 2011, was producing at a rate of approximately 1.6 Mmcfed, net to Contango. The Company plans in May 2011 to spud its second on-shore wildcat exploration well in south Texas, Rexer-Tusa #2. The Company has a 100% working interest (73.6% net revenue interest) in this well before payout, and a 75% working interest (55.2% net revenue interest) after payout. Total estimated costs to drill and complete this well are approximately $5.0 million, net to Contango.

Approval of Sale of Onshore Assets

On April 25, 2011, the Company’s Board of Directors approved the sale of all of the Company’s onshore assets in Texas for an aggregate purchase price of $40.0 million. These properties include: (i) our 90% working interest (72% net revenue interest) and subsequent 5% overriding royalty interest in the 21 wells drilled in Panola County, Texas under our joint venture with Patara; (ii) our 100% working interest (72.5% net revenue interest) in Rexer #1, drilled in south Texas; and (iii) an option to purchase up to 100% of our 100% working interest (73.6 % net revenue interest) in Rexer-Tusa #2, which the Company expects to spud in May 2011. The proposed sale to a third party is subject to the receipt of funding by the third party.

Alta Investments

On April 12, 2011, the Company announced a commitment to invest up $20 million over the next two years, in a joint venture that will acquire, explore, develop and operate onshore unconventional shale operated and non-operated oil and natural gas assets. Other participants include Alta Resources, LLC and Blackstone Capital Partners. As of May 6, 2011, no funds had been invested in this joint venture.

Contango ORE, Inc.

Contango Mining Company (“Contango Mining”), the predecessor to Contango ORE, Inc. (“CORE”), was formed on October 15, 2009 as a Delaware corporation registered to do business in Alaska for the purpose of engaging in exploration in the State of Alaska for (i) gold and associated minerals and (ii) rare earth elements. Contango Mining is a wholly-owned subsidiary of the Company and held leasehold interests in approximately 647,000 acres from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe (“Tetlin Lease”) and held 12,000 acres in unpatented mining claims from the State of Alaska for the exploration of gold deposits and associated minerals (together with the Tetlin Lease, the “Gold Properties”). Contango Mining also held interests in and to 3,520 acres in unpatented Federal mining claims and 97,280 acres in unpatented mining claims from the State of Alaska for the exploration of rare earth elements (the “REE Properties”, and together with the Gold Properties, the “Properties”).

On November 29, 2010, CORE, then a wholly-owned subsidiary of the Company, acquired the assets and obligations of Contango Mining in exchange for its common stock which was distributed to the Company’s stockholders of record as of October 15, 2010 on the basis of one share of common stock for each ten shares of the Company’s common stock then outstanding. No fractional shares were issued, but a cash payment was made to shareholders with less than ten shares based upon the value established for CORE. The Company also contributed $3.5 million in cash to CORE immediately prior to the distribution.

The Company has obtained a valuation report from Avalon Development Corporation, a Fairbanks, Alaska-based mineral exploration consulting firm, of the value of the assets constituting the mineral properties owned or controlled by CORE. Based on that valuation report and the $3.5 million cash investment in CORE, the value of the assets contributed to CORE and distributed to Company shareholders was estimated to be approximately $0.46 per share of Contango Oil & Gas Company. The shares of CORE trade on the OTCBB under the symbol CTGO.

Employees

The Company outsources its human resources function to Insperity (formerly Administaff) and all of the Company’s employees are co-employees of Insperity. The Company has eight employees.

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

Reserve Estimates. While we are reasonably certain of recovering our reported reserves, the Company’s estimates of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing natural gas and oil prices, operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s natural gas and oil properties and/or the rate of depletion of such natural gas and oil properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at March 31, 2011 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $2.1 million, $4.5 million and $7.1 million, respectively.

Impairment of Natural Gas and Oil Properties. The Company reviews its proved natural gas and oil properties for impairment whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. The Company compares expected undiscounted future net cash flows on a field-by-field basis to the unamortized capitalized cost of the asset. If the estimated future undiscounted net cash flows are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair market value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Given the complexities associated with natural gas and oil reserve estimates and the history of price volatility in the natural gas and oil markets, events may arise that will require the Company to record an impairment of its natural gas and oil properties and there can be no assurance that such impairments will not be required in the future nor that they will not be material.

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

MD&A Summary Data

The table below sets forth revenue, expense and production data for the three and nine months ended March 31, 2011 and 2010.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2011	2010	Change	2011	2010	Change
		($000)			($000)

Revenues:
Natural gas, oil and NGL sales	$55,324	$37,846	46%	$161,660	$119,529	35%

Total revenues	$55,324	$37,846	46%	$161,660	$119,529	35%

Production:
Natural gas (million cubic feet)	6,434	4,043	59%	20,670	15,991	29%
Oil and condensate (thousand barrels)	184	102	80%	545	400	36%
Natural gas liquids (thousand gallons)	7,042	4,881	44%	23,358	18,685	25%

Total (million cubic feet equivalent)	8,544	5,352	60%	27,277	21,060	30%

Natural gas (million cubic feet per day)	71.5	44.9	59%	75.4	58.4	29%
Oil and condensate (thousand barrels per day)	2.0	1.1	82%	2.0	1.5	33%
Natural gas liquids (thousand gallons per day)	78.2	54.2	44%	85.2	68.2	25%

Total (million cubic feet equivalent per day)	94.7	59.2	60%	99.6	77.1	29%

Average Sales Price:
Natural gas (per thousand cubic feet)	$4.43	$5.90	-25%	$4.28	$4.42	-3%
Oil and condensate (per barrel)	$96.13	$78.48	22%	$85.74	$73.51	17%
Natural gas liquids (per gallon)	$1.30	$1.22	7%	$1.13	$1.04	9%

Total (per thousand cubic feet equivalent)	$6.48	$7.07	-8%	$5.93	$5.68	4%

Operating expenses	$6,390	$3,524	81%	$17,601	$11,066	59%
Exploration expenses	$14	$22,514	-100%	$10,376	$22,932	-55%
Depreciation, depletion and amortization	$15,548	$6,838	127%	$46,980	$25,182	87%
Impairment of natural gas and oil properties	$1,675	$736	128%	$1,786	$736	143%
General and administrative expenses	$5,661	$1,200	372%	$11,940	$4,363	174%
Other income (expense)	$(37)	$540	-107%	$(122)	$527	-123%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales. We reported revenues of approximately $55.3 million for the three months ended March 31, 2011, compared to revenues of approximately $37.8 million for the three months ended March 31, 2010. This increase in sales was principally attributable to increased natural gas and oil sales from our Ship Shoal 263 well which began producing in June 2010, and our Rexer #1 well which began producing in October 2010. Also contributing to the increase in sales was an increase in oil and NGL prices received, as well as increased produced volumes from our four Mary Rose wells, Dutch #4 and our Eloise North wells, which were shut-in for approximately 35 days in 2010 due to our ruptured 20” pipeline. This increase in sales was partially offset by a decrease in natural gas prices received for the three months ended March 31, 2011.

Average Sales Prices. For the three months ended March 31, 2011, the average price of natural gas was $4.43 per thousand cubic feet (“Mcf”) while the average price for oil and condensate was $96.13 per barrel and the average price for NGLs was $1.30 per gallon. For the three months ended March 31, 2010, the average price of natural gas was $5.90 per Mcf while the average price for oil and condensate was $78.48 per barrel and the average price for NGLs was $1.22 per gallon.

Natural Gas, Oil and NGL Production. Our net natural gas production for the three months ended March 31, 2011 was approximately 71.5 Mmcfd, up from approximately 44.9 Mmcfd for the three months ended March 31, 2010. Net oil and condensate production for the comparable periods also increased from approximately 1,100 barrels per day to approximately 2,000 barrels per day, and our NGL production increased from approximately 54,200 gallons per day to approximately

78,200 gallons per day. This increase in natural gas, oil and NGL production was principally attributable to our Ship Shoal 263 well which began producing in June 2010, and our Rexer #1 well which began producing in October 2010. Also contributing to the increase in production were increased produced volumes from our four Mary Rose wells, Dutch #4 and our Eloise North wells, which were shut-in for approximately 35 days in 2010 due to our ruptured 20” pipeline.

Operating Expenses. Lease operating expenses (“LOE”) for the three months ended March 31, 2011 were approximately $6.4 million, which included approximately $1.5 million in Louisiana state severance taxes. Lease operating expenses for the three months ended March 31, 2010 were approximately $3.5 million, which included approximately $1.0 million in Louisiana state severance taxes. The increase in LOE was attributable to our Ship Shoal 263 well which began producing in June 2010, our Eloise South well which began producing in July 2010 but is currently shut-in, and our Rexer #1 well which began producing in October 2010. Also contributing to the increase in LOE were increased produced volumes from our four Mary Rose wells, Dutch #4 and our Eloise North wells, which were shut-in for approximately 35 days in 2010 due to our ruptured 20” pipeline.

Exploration Expense. We reported $14,459 of exploration expense for the three months ended March 31, 2011, related to various geological and geophysical activities, seismic data, and delay rentals. For the three months ended March 31, 2010, we reported approximately $22.5 million of exploration expense. Of this amount, approximately $6.1 million related to dry hole costs for Vermilion 155, $16.0 million related to dry hole costs for Matagorda Island 617, and the remaining $0.4 million was attributable to various geological and geophysical activities, seismic data, and delay rentals.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended March 31, 2011 was approximately $15.5 million. For the three months ended March 31, 2010, we recorded approximately $6.8 million of depreciation, depletion and amortization. The increase in depreciation, depletion and amortization was primarily attributable to increased production and increased capitalized costs as a result of our Ship Shoal 263, Eloise South and Rexer #1 discoveries. Also contributing to the increase in depreciation, depletion and amortization were increased produced volumes from our four Mary Rose wells, Dutch #4 and our Eloise North wells, which were shut-in for approximately 35 days in 2010 due to our ruptured 20” pipeline.

Impairment Expense. For the three months ended March 31, 2011, we recorded impairment expense of approximately $1.7 million related to certain offshore leases. For the three months ended March 31, 2010, we recorded impairment expense of $735,553 related to the relinquishment of South Marsh Island 57, South Marsh Island 59 and South Marsh Island 75.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2011 and the three months ended March 31, 2010 were approximately $5.7 million and $1.2 million, respectively.

Major components of general and administrative expenses for the three months ended March 31, 2011 included approximately $0.2 million in State of Louisiana franchise taxes, $4.7 million in salaries and benefits (of which $4.0 million is accrued bonuses), $0.5 million in accounting, tax, legal, engineering and other professional fees, $0.1 million in insurance costs, and $0.2 million related to the cost of expensing stock options and board of director compensation.

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

Other Income (Expense). We reported other expense of $37,152 for the three months ended March 31, 2011, compared to other income of $539,676 for the three months ended March 31, 2010. This item is a combination of interest income, interest expense, and gain on sale of assets. For the three months ended March 31, 2010, the Company reported a gain on sale of assets of $112,868 related to the sale of its Grand Isle 70 well. Also contributing to the decrease was eliminating the interest rate on the COE Note effective June 1, 2010.

Nine months ended March 31, 2011 Compared to Nine months ended March 31, 2010

Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales. We reported revenues of approximately $161.7 million for the nine months ended March 31, 2011, compared to revenues of approximately $119.5 million for the nine months ended March 31, 2010. This increase in sales was principally attributable to increased natural gas and oil sales from our Ship Shoal 263 well which began producing in June 2010, our Conterra assets which began producing in December 2009, our Eloise South well which began producing in July 2010 but is currently shut-in, and our Rexer #1 well which began producing in October 2010. Also contributing to the increase in sales was an increase in oil and NGL prices received, as well as increased produced volumes from our four Mary Rose wells, Dutch #4 and our Eloise North wells, which were shut-in for approximately 35 days in 2010 due to our ruptured 20” pipeline. This increase in sales was partially offset by a decrease in natural gas prices received for the nine months ended March 31, 2011.

Average Sales Prices. For the nine months ended March 31, 2011, the average price of natural gas was $4.28 per Mcf while the average price for oil and condensate was $85.74 per barrel and the average price for NGLs was $1.13 per gallon. For the nine months ended March 31, 2010, the average price of natural gas was $4.42 per Mcf while the average price for oil and condensate was $73.51 per barrel and the average price for NGLs was $1.04 per gallon.

Natural Gas, Oil and NGL Production. Our net natural gas production for the nine months ended March 31, 2011 was approximately 75.4 Mmcfd, up from approximately 58.4 Mmcfd for the nine months ended March 31, 2010. Net oil and condensate production for the comparable periods also increased from approximately 1,500 barrels per day to approximately 2,000 barrels per day, and our NGL production increased from approximately 68,200 gallons per day to approximately 85,200 gallons per day. This increase in natural gas, oil and NGL production was principally attributable to our Ship Shoal 263 well which began producing in June 2010, our Conterra assets which began producing in December 2009, our Eloise South well which began producing in July 2010 but is currently shut-in, and our Rexer #1 well which began producing in October 2010. Also contributing to the increase in production were increased produced volumes from our four Mary Rose wells, Dutch #4 and our Eloise North wells, which were shut-in for approximately 35 days in 2010 due to our ruptured 20” pipeline.

Operating Expenses. Lease operating expenses (“LOE”) for the nine months ended March 31, 2011 were approximately $17.6 million, which included approximately $3.9 million in Louisiana state severance taxes. Lease operating expenses for the nine months ended March 31, 2010 were approximately $11.1 million, which included approximately $3.7 million in Louisiana state severance taxes. The increase in LOE was attributable to our Conterra production which began producing in December 2009, our Ship Shoal 263 well which began producing in June 2010, our Eloise South well which began producing in July 2010 but is currently shut-in, and our Rexer #1 well which began producing in October 2010. Also contributing to the increase in LOE were increased produced volumes from our four Mary Rose wells, Dutch #4 and our Eloise North wells, which were shut-in for approximately 35 days in 2010 due to our ruptured 20” pipeline.

Exploration Expense. We reported $10.4 million of exploration expense for the nine months ended March 31, 2011. Of this amount, approximately $9.5 million related to our dry hole at Galveston Area 277L, $0.5 million related to our Conterra joint venture, and the remaining $0.4 million related to various geological and geophysical activities, seismic data, and delay rentals. For the nine months ended March 31, 2010, we reported approximately $22.9 million of exploration expense. Of this amount, approximately $6.1 million related to the dry hole the Company drilled at Vermilion 155, $16.0 million related to the dry hole the Company drilled at Matagorda Island 617, and the remaining $0.8 million related to various geological and geophysical activities, seismic data, and delay rentals.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the nine months ended March 31, 2011 was approximately $47.0 million. For the nine months ended March 31, 2010, we recorded approximately $25.2 million of depreciation, depletion and amortization. The increase in depreciation, depletion and amortization was primarily attributable to increased production and increased capitalized costs as a result of our Conterra, Ship Shoal 263, Eloise South and Rexer #1 discoveries. Also contributing to the increase in depreciation, depletion and amortization were increased produced volumes from our four Mary Rose wells, Dutch #4 and our Eloise North wells, which were shut-in for approximately 35 days in 2010 due to our ruptured 20” pipeline.

Impairment Expense. For the nine months ended March 31, 2011, we recorded impairment expense of approximately $1.8 million related to certain offshore leases. For the nine months ended March 31, 2010, we recorded impairment expense of $735,553 related to the relinquishment of South Marsh Island 57, South Marsh Island 59 and South Marsh Island 75.

General and Administrative Expenses. General and administrative expenses for the nine months ended March 31, 2011 and the nine months ended March 31, 2010 were approximately $11.9 million and $4.4 million, respectively.

Major components of general and administrative expenses for the nine months ended March 31, 2011 included approximately $0.7 million in State of Louisiana franchise taxes, $8.0 million in salaries and benefits (of which $5.9 million is accrued bonuses), $1.2 million in accounting, tax, legal, engineering and other professional fees, $0.4 million in insurance costs, and $1.6 million related to the cost of expensing stock options and board of director compensation.

Major components of general and administrative expenses for the nine months ended March 31, 2010 included approximately $2.4 million in salaries and benefits, $0.6 million in accounting, tax, legal, engineering and other professional fees, $0.1 million in office administration expenses, $0.4 million in insurance costs, and $0.5 million in State of Louisiana franchise taxes, and $0.4 million related to the cost of expensing stock options and stock grant compensation.

Other Income (Expense). We reported other expense of $121,893 for the nine months ended March 31, 2011, compared to other income of $526,717 for the nine months ended March 31, 2010. This item is a combination of interest income, interest expense, and gain on sale of assets. For the nine months ended March 31, 2010, the Company reported a gain on sale of assets of $112,868 related to the sale of its Grand Isle 70 well. Also contributing to the decrease was eliminating the interest rate on the COE Note effective June 1, 2010.

Production, Prices, Operating Expenses, and Other

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Dollar amounts in 000’s,		(Dollar amounts in 000’s,
	except per Mcfe amounts)		except per Mcfe amounts)
Production Data:
Natural gas (million cubic feet)	6,434	4,043	20,670	15,991
Oil and condensate (thousand barrels)	184	102	545	400
Natural gas liquids (thousand gallons)	7,042	4,881	23,358	18,685

Total (million cubic feet equivalent)	8,544	5,352	27,277	21,060

Natural gas (million cubic feet per day)	71.5	44.9	75.4	58.4
Oil and condensate (thousand barrels per day)	2.0	1.1	2.0	1.5
Natural gas liquids (thousand gallons per day)	78.2	54.2	85.2	68.2

Total (million cubic feet equivalent per day)	94.7	59.2	99.6	77.1

Average Sales Price:
Natural gas (per thousand cubic feet)	$4.43	$5.90	$4.28	$4.42
Oil and condensate (per barrel)	$96.13	$78.48	$85.74	$73.51
Natural gas liquids (per gallon)	$1.30	$1.22	$1.13	$1.04

Total (per thousand cubic feet equivalent)	$6.48	$7.07	$5.93	$5.68

Selected data per Mcfe:
Lease operating expenses	$0.75	$0.66	$0.65	$0.53
General and administrative expenses	$0.66	$0.22	$0.44	$0.21
Depreciation, depletion and amortization of natural gas and oil properties	$1.80	$1.24	$1.71	$1.17

Capital Resources and Liquidity

Cash From Operating Activities. Cash flows from operating activities provided approximately $94.1 million in cash for the nine months ended March 31, 2011 compared to $98.7 million for the same period in 2010. This decrease in cash provided by operating activities was mainly attributable to paying $27.6 million in Federal and State income taxes this period, as compared to $7.1 million for the same period in 2010.

Cash From Investing Activities. Cash flows used in investing activities for the nine months ended March 31, 2011 were approximately $56.8 million, compared to using $41.3 million in investing activities for the nine months ended March 31, 2010. This increase was primarily attributable to increased onshore and offshore capital expenditures for drilling exploration and developmental wells and an investment of $3.5 million in CORE whose stock was distributed to Company shareholders, which was partially offset by repayment of the COE Note.

Cash From Financing Activities. Cash flows used in financing activities for the nine months ended March 31, 2011 were approximately $9.7 million, compared to using approximately $1.4 million for the nine months ended March 31, 2010. During the nine months ended March 31, 2011, the Company repurchased shares of its common stock pursuant to its share repurchase program and incurred debt issuance costs.

Capital Budget. For the remainder of calendar year 2011, the Company has budgeted to invest approximately $69.3 million from cash on hand and operating cash flows, as follows:

•	We have budgeted to invest approximately $17.3 million to complete Vermilion 170, build facilities and begin production.

•	We have budgeted to invest approximately $6.2 million to recomplete our Eloise South well up hole.

•	We have budgeted to invest approximately $0.8 million to workover our Eloise North well.

•	We have budgeted to invest approximately $5.0 million to drill and complete our Rexer-Tusa #2 well.

•	We have budgeted to invest approximately $20.0 million to drill our Ship Shoal 134 (“Eagle”) prospect.

•	We have budgeted to invest approximately $20.0 million in our joint venture with Alta Resources, LLC.

Should the Company have exploration success with any of its offshore exploration wells, our capital expenditure budget will be significantly increased.

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

Natural Gas and Oil Reserves

The following table presents our estimated net proved natural gas and oil reserves at March 31, 2011 and June 30, 2010, based on reserve reports generated by William M. Cobb & Associates, Inc. (“Cobb”) and Lonquist & Co. LLC (“Lonquist”). The Company believes that having independent and well respected third-party engineering firms prepare its reserve reports enhances the credibility of its reported reserve estimates. Management is responsible for the reserve estimate disclosures in this filing, and meets regularly with our independent third-party engineers to review these reserve estimates. The qualifications of the technical person at each of these firms primarily responsible for overseeing his firm’s preparation of the Company’s reserve estimates are set forth below.

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

	Proved Reserves as of
	March 31, 2011	June 30, 2010

Natural Gas (MMcf)	258,671	246,011
Oil, Condensate and Natural Gas Liquids (MBbls)	10,853	11,336

Total proved reserves (Mmcfe)	323,789	314,027

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

Share Repurchase Program

In September 2008, the Company’s board of directors approved a $100 million share repurchase program. Under the program, all shares are purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases will be made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. Repurchased shares of common stock become authorized but unissued shares, and may be issued in the future for general corporate and other purposes. For the nine months ended March 31, 2011, the Company purchased the below listed shares under its share repurchase program, resulting in 15,664,666 shares of common stock outstanding and 15,709,666 fully diluted shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased Under Program
July 6 - July 7, 2010	20,000	$43.26	1,732,897	$23.9 million
November 19, 2010	150,967	$58.35	1,883,864	$15.1 million
December 23, 2010	1,577	$59.91	1,885,441	$15.0 million

Credit Facility

On October 22, 2010, the Company completed the arrangement of a secured revolving credit agreement with Amegy Bank (the “Credit Agreement”) to replace the expiring credit agreement with BBVA Compass Bank. The Credit Agreement currently has a $40 million hydrocarbon borrowing base and will be available to fund the Company’s offshore Gulf of Mexico exploration and development activities, as well as repurchase shares of common stock and to fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and a commitment fee of 0.375% will be paid on unused borrowing capacity. The Credit Agreement contains customary covenants including limitations on our current ratio and additional indebtedness. As of May 1, 2011, the Company was in compliance with all covenants and had no amounts outstanding under the Credit Agreement.

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

Because we employ no geoscientists or petroleum engineers, we are dependent upon JEX for the success of our natural gas and oil exploration projects and expect to remain so for the foreseeable future. We do not have a written agreement with JEX which contractually obligates JEX to provide us with its services in the future. Highly qualified explorationists and engineers are difficult to attract and retain. As a result, the loss of the services of JEX could have a material adverse effect on us and could prevent us from pursuing our business plan. Additionally, the loss by JEX of certain explorationists could have a material adverse effect on our operations as well. We have historically entered into agreements with JEX and its affiliates when we purchase prospects from JEX and its affiliates, that specify the terms and conditions of purchase.

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

Possible regulation related to global warming and climate change could have an adverse effect on our operations and demand for oil and natural gas.

Studies over recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. In response to these studies, governments have begun adopting domestic and international climate change regulations that requires reporting and reductions of the emission of greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, natural gas and refined petroleum products, are considered greenhouse gases. Internationally, the United Nations Framework Convention on Climate Change, and the Kyoto Protocol address greenhouse gas emissions, and several counties including the European Union have established greenhouse gas regulatory systems. In the United States, at the state level, many states, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs or have begun considering adopting greenhouse gas regulatory programs.

The EPA has issued greenhouse gas monitoring and reporting regulations that went into effect January 1, 2010, and require reporting by regulated facilities by March 2011 and annually thereafter. In November 2010, the EPA issued a final rule requiring companies to report certain greenhouse gas emissions from oil and natural gas facilities. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The finding serves as a first step to issuing regulations that would require permits for and reductions in greenhouse gas emissions for certain facilities. EPA has proposed such greenhouse gas regulations and may issue final rules this year.

In the courts, several decisions have been issued that may increase the risk of claims being filed by governments and private parties against companies that have significant greenhouse gas emissions. Such cases may seek to challenge air emissions permits that greenhouse gas emitters apply for and seek to force emitters to reduce their emissions or seek damages for alleged climate change impacts to the environment, people, and property.

Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur increased operating and compliance costs, and could have an adverse effect on demand for the natural gas and condensate that we produce.

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

The proposed United States federal budget for 2011 and other pending legislation contain certain provisions that, if passed as originally submitted, will have an adverse effect on our financial position, results of operations, and cash flows.

In February 2009, the Obama administration released its budget proposals for 2010, which included numerous proposed tax changes. In April 2009, legislation was introduced to further these objectives and in February 2010, the Obama administration released similar budget proposals for 2011. The proposed budget and legislation would repeal many tax incentives and deductions that are currently used by oil and gas companies in the United States and impose new taxes. Among others, the provisions include: elimination of the ability to fully deduct intangible drilling costs in the year incurred; repeal of the percentage depletion deduction for oil and gas properties; repeal of the manufacturing tax deduction for oil and gas companies; increase in the geological and geophysical amortization period for independent producers; and implementation of a fee on non-producing leases located on federal lands. Should some or all of these provisions become law, taxes on the E&P industry would increase, which could have a negative impact on our results of operations and cash flows. Although these proposals initially were made approximately one year ago, none have become law. It is still, however, the Obama administration’s stated intention to enact these provisions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Rating Risk. As of May 1, 2011, we had no long-term debt subject to the risk of loss associated with movements in interest rates.

As of March 31, 2011, we had approximately $80.1 million in cash and cash equivalents. Of this amount, approximately $11.7 million was invested in U.S. Treasury money market funds, $11.0 million was invested in overnight U.S. Treasury funds, and the remaining $57.4 million was in non-interest bearing accounts. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of March 31, 2011, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the nine months ended March 31, 2011, a 10% fluctuation in the prices received for natural gas and oil production would impact our revenues by approximately $16.2 million. It could also lead to impairment of our natural gas and oil properties.

Item 4. Controls and Procedures

Kenneth R. Peak, our Chairman and Chief Executive Officer, together with our Chief Financial Officer and Controller, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011. Based upon that evaluation, the Company’s management concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, Chief Financial Officer, and Controller, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CONTANGO OIL & GAS COMPANY

Date: May 10, 2011	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	By:	/s/ SERGIO CASTRO
Sergio Castro
Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2011	By:	/s/ YAROSLAVA MAKALSKAYA
Yaroslava Makalskaya
Vice President and Controller (Principal Accounting Officer)