Form 10-Q
period 2011-09-30
CONTANGO OIL & GAS CO
filed 2011-11-09
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock, par value $0.04 per share, outstanding as of November 4, 2011 was 15,359,666.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30, 2011	June 30, 2011
	(thousands)
CURRENT ASSETS:
Cash and cash equivalents	$137,448	$150,007
Accounts receivable:
Trade receivables	41,682	43,967
Joint interest billings	6,123	6,818
Income taxes	—	94
Other receivables	361	978
Other	2,375	3,014

Total current assets	187,989	204,878

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	558,751	552,556
Unproved properties	7,022	7,625
Furniture and equipment	203	227
Accumulated depreciation, depletion and amortization	(140,472)	(129,702)

Total property, plant and equipment, net	425,504	430,706
OTHER ASSETS:
Other	1,455	1,346

Total other assets	1,455	1,346

TOTAL ASSETS	$614,948	$636,930

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	June 30,
	2011	2011
	(thousands, except share amounts)
CURRENT LIABILITIES:
Accounts payable	$4,262	$11,857
Royalties and revenue payable	35,493	39,222
Accrued liabilities	4,968	9,745
Accrued exploration and development	851	6,002
Income tax payable	8,497	6,942
Other current liabilities	463	4,456

Total current liabilities	54,534	78,224
DEFERRED TAX LIABILITY	123,379	123,472
ASSET RETIREMENT OBLIGATION	9,040	8,611
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50,000,000 shares authorized, 20,135,107 shares issued and 15,420,966 outstanding at September 30, 2011, 20,135,107 shares issued and 15,664,666 outstanding at June 30, 2011	805	805
Additional paid-in capital	79,278	79,278
Treasury shares at cost (4,714,141 shares at September 30, 2011 and 4,470,441 shares at June 30, 2011)	(105,320)	(91,788)
Retained earnings	453,232	438,328

Total shareholders’ equity	427,995	426,623

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$614,948	$636,930

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2011	2010
	(thousands, except per share amounts)
REVENUES:
Natural gas, oil and liquids sales	$44,203	$53,097

Total revenues	44,203	53,097

EXPENSES:
Operating expenses	5,899	4,604
Exploration expenses	32	73
Depreciation, depletion and amortization	10,956	14,026
Impairment of natural gas and oil properties	1,031	—
General and administrative expenses	2,248	2,997

Total expenses	20,166	21,700

OTHER INCOME (EXPENSE):	(77)	(63)

NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	23,960	31,334
Provision for income taxes	(9,056)	(11,516)

NET INCOME FROM CONTINUING OPERATIONS	14,904	19,818
DISCONTINUED OPERATIONS (NOTE 7)
Discontinued operations, net of income taxes	—	(877)

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$14,904	$18,941

NET INCOME PER SHARE:
Basic
Continuing operations	$0.95	$1.27
Discontinued operations	$—	$(0.06)

Total	$0.95	$1.21
Diluted
Continuing operations	$0.95	$1.26
Discontinued operations	$—	$(0.06)

Total	$0.95	$1.20
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,639	15,666

Diluted	15,642	15,780

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2011	2010
	(thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$14,904	$19,818
Plus loss from discontinued operations, net of income taxes	—	(877)

Net income	14,904	18,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,956	15,227
Impairment of natural gas and oil properties	1,031	—
Exploration expenses	—	623
Deferred income taxes	(94)	70
Stock-based compensation	2	221
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other	2,285	(1,383)
Decrease in prepaids and other receivables	894	—
Decrease in accounts payable	(14,625)	(18,176)
Increase (decrease) in other accrued liabilities	(4,777)	2,005
Increase in income taxes payable, net	1,649	6,703
Other	364	533

Net cash provided by operating activities	12,589	24,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(11,447)	(12,502)
Additions to furniture and equipment	(29)	(12)
Investment in affiliates	(140)	(100)

Net cash used in investing activities	(11,616)	(12,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	(13,532)	(866)
Debt issuance costs	—	(16)

Net cash used in financing activities	(13,532)	(882)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,559)	11,268
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150,007	52,469

CASH AND CASH EQUIVALENTS, END OF PERIOD	$137,448	$63,737

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes, net of cash received	$7,500	$4,679

Cash paid for interest	$37	$63

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
	(thousands)
Balance at June 30, 2011	15,665	$805	$79,278	$(91,788)	$438,328	$426,623
Treasury shares at cost	(244)	—	—	(13,532)	—	(13,532)
Net income	—	—	—	—	14,904	14,904

Balance at September 30, 2011	15,421	$805	$79,278	$(105,320)	$453,232	$427,995

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in Contango Oil & Gas Company’s (“Contango” or the “Company”) Form 10-K for the fiscal year ended June 30, 2011. The consolidated results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.

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

When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. For the three months ended September 30, 2011, the Company recognized an impairment charge of approximately $1.0 million related to our Rexer-Tusa #2 well. No impairment of proved properties was recognized during the three months ended September 30, 2010. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. No impairment of unproved properties was recognized during the three months ended September 30, 2011 or 2010.

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade investments having an original maturity of 90 days or less. As of September 30, 2011, the Company had approximately $137.5 million in cash and cash equivalents. Of this amount, approximately $11.7 million was invested in U.S. Treasury money market funds and the remaining $125.8 million was in non-interest bearing accounts.

Principles of Consolidation. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all intercompany balances and transactions. Wholly-owned subsidiaries are fully consolidated. Exploration and development affiliates not wholly owned, such as 32.3% owned Republic Exploration, LLC (“REX”), are not controlled by the Company and are proportionately consolidated in the Company’s financial statements.

Stock-Based Compensation. The Company applies the fair value method of accounting for stock-based compensation. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The Company classifies the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) as financing cash flows. The fair value of each award is estimated using the Black-Scholes option-pricing model.

The Company’s 1999 Stock Incentive Plan expired in August 2009. There are 45,000 outstanding options issued under the plan which will be converted into securities if exercised prior to their expiration in September 2013. On September 15, 2009, the Company’s Board of Directors adopted the Contango Oil & Gas Company Annual Incentive Plan (the “2009 Plan”), which was approved by shareholders on November 19, 2009. Under the 2009 Plan, the Company’s Board of Directors may grant stock options, restricted stock awards and other stock-based awards to officers or other employees of the Company. Awards made under the 2009 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. Grants of service-based awards are valued at our common stock price at the date of grant. The Company did not grant any stock-based awards during the three months ended September 30, 2011 or 2010.

In November 2010, the Company’s Board of Directors (the “Board”) approved the immediate vesting of all outstanding stock options under both the 1999 Stock Incentive Plan and the 2009 Plan. Additionally, the Board authorized management to net-settle any outstanding stock options in cash. The option holder has a choice of receiving cash upon net settlement of options or to settle options for shares of the Company. Such modification of the stock options resulted in recognizing a liability equal to the portion of each award attributable to past service multiplied by the modified award’s fair value, and is adjusted quarterly. The liability of $463,000 is included in other current liabilities in the Company’s balance sheet as of September 30, 2011. The accelerated vesting and modification affected no other terms or conditions of the options, including the number of outstanding options or exercise price.

The liability for the 45,000 stock options outstanding under the 1999 Stock Incentive Plan is based on the fair value of each award estimated at the end of each reporting period using the Black-Scholes option-pricing model. The following assumptions were used in calculating the liability for the 45,000 outstanding options as of September 30, 2011: (i) risk-free interest rate of 0.25 percent; (ii) expected life of 1.98 years; (iii) expected volatility of 32.8 percent and (iv) expected dividend yield of zero percent. To the extent that the liability exceeds the amount recognized at the end of the previous period, the difference is recognized as compensation cost for each period until the stock options are settled. During the three months ended September 30, 2011 and 2010, the Company recorded stock-based compensation charges of approximately $2,000 and $200,000, respectively, to general and administrative expense for restricted stock and option awards.

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

4. Customer Concentration Credit Risk

The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas and oil for the three months ended September 30, 2011 were ConocoPhillips Company, Shell Trading US Company, Trans Louisiana Gas Pipeline, Inc., NJR Energy Services and Enterprise Products Operating LLC. Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on our financial position, but there currently are numerous other potential purchasers of our production.

5. Net Income per Common Share

A reconciliation of the components of basic and diluted net income per share of common stock is presented in the tables below:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(thousands, except per share amounts)			(thousands, except per share amounts)
Income from continuing operations	$14,904	15,639	$0.95	$19,818	15,666	$1.27
Discontinued operations, net of income taxes	—	—	—	(877)	15,666	(0.06)

Basic Earnings per Share:
Net income attributable to common stock	$14,904	15,639	$0.95	$18,941	15,666	$1.21

Effect of Potential Dilutive Securities:
Stock options, net of shares assumed purchased	—	3	—	—	114	—

Income from continuing operations	14,904	15,642	0.95	19,818	15,780	1.26
Discontinued operations, net of income taxes	—	—	—	(877)	15,780	(0.06)

Diluted Earnings per Share:
Net income attributable to common stock	$14,904	15,642	$0.95	$18,941	15,780	$1.20

Options to purchase 85,000 shares of common stock were outstanding as of September 30, 2010, but were not included in the computation of diluted earnings per share for the three months ended September 30, 2010. These options were excluded because either (i) the options’ exercise price was greater than the average market price of the common shares, or (ii) application of the treasury method to in-the-money options made some of the options anti-dilutive.

6. Credit Facility

On October 22, 2010, the Company completed the arrangement of a secured revolving credit agreement with Amegy Bank (the “Credit Agreement”). The Credit Agreement currently has a $40 million hydrocarbon borrowing base and will be available to fund the Company’s offshore Gulf of Mexico exploration and development activities, as well as repurchase shares of common stock, pay dividends, and fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and a commitment fee of 0.375% will be paid on unused borrowing capacity. The Credit Agreement contains customary covenants including limitations on our current ratio and additional indebtedness. As of September 30, 2011, the Company was in compliance with all covenants and had no amounts outstanding under the Credit Agreement.

7. Discontinued Operations

In October 2009, the Company entered into a joint venture with Patara Oil & Gas LLC (“Patara”) to develop proved undeveloped Cotton Valley gas reserves in Panola County, Texas. B.A. Berilgen, a member of the Company’s board of directors, is the Chief Executive Officer of Patara. On May 13, 2011 the Company sold substantially all of its onshore Texas assets to Patara for an aggregate purchase price of $40 million ($38.7 million after adjustments). The properties were sold effective April 1, 2011 and include: (i) the Company’s 90% interest and 5% overriding royalty interest in the 21 wells drilled under the joint venture with Patara (the “Joint Venture Assets”); (ii) the Company’s 100% working interest (72.5% net revenue interest) in Rexer #1 drilled in south Texas; and (iii) a 75% working interest (54.4% net revenue interest) in Rexer-Tusa #2. The Company has accounted for the sale of the Joint Venture Assets as discontinued operations as of June 30, 2011 and reclassified the results of its operations to discontinued operations for the three months ended September 30, 2010.

The Joint Venture Assets had proved reserves of approximately 16.7 Bcfe, net to Contango. No income or expenses related to the Joint Venture Assets were recognized for the three months ended September 30, 2011. The summarized financial results for the Joint Venture Assets for the three months ended September 30, 2010 were as follows:

Three Months Ended September 30, 2010
(in thousands)
Results of Operations:
Revenues	$1,987
Operating expenses	337
Depletion expenses	1,205
Exploration expenses	629

Loss before income taxes	$(184)
Benefit for income taxes	64

Loss from discontinued operations, net of income taxes	$(120)

Contango Mining Company

On September 29, 2010, Contango ORE, Inc. (“CORE”), then a wholly-owned subsidiary of the Company formed to explore for gold and rare earth elements in Alaska, filed with the Securities and Exchange Commission a Registration Statement on Form 10 which became effective November 29, 2010. Following the effective date, CORE acquired the assets and assumed the liabilities of Contango Mining Company (“Contango Mining”), another wholly-owned subsidiary of the Company. Additionally, subsequent to the effective date, the Company contributed $3.5 million of cash to CORE. In exchange, CORE issued 1,566,367 shares of its common stock to the Company in addition to the 100 shares which the Company had held prior to that date. The Company distributed all its shares of CORE, valued at approximately $7.3 million, to its stockholders of record as of October 15, 2010 on the basis of one share of common stock of CORE for each ten shares of the Company’s common stock then outstanding. In addition to the distribution of shares of CORE, the Company paid $6,213 in cash to its stockholders of record in exchange for partial shares.

As of September 30, 2011 and June 30, 2011, the assets and liabilities of Contango Mining were excluded from the Company’s financial statements.

Results of operations of Contango Mining for the three months ended September 30, 2010 are included in discontinued operations in the Company’s Statement of Operations. No income or expenses related to CORE were recognized for the three months ended September 30, 2011. The summarized financial results for CORE for the three months ended September 30, 2010 were as follows:

Three Months Ended September 30, 2010
(in thousands)
Results of Operations:
Revenues	$—
Exploration expenses	671
General and administrative expenses	86

Loss before income taxes	$(757)
Benefit for income taxes	—

Loss from discontinued operations, net of income taxes	$(757)

8. Income Taxes

The Company’s income tax provision for continuing operations consists of the following:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
	(in thousands)
Current income tax expense (benefit)	$9,150	$12,480
Deferred income tax expense (benefit)	(94)	(964)

Total income tax expense	$9,056	$11,516

9. Related Party Transactions

In March 2006, Contango Offshore Exploration LLC (“COE”) executed a Promissory Note (the “COE Note”) to the Company to finance its share of development costs in Grand Isle 72. As of May 31, 2010, COE owed the Company $4.3 million under the COE Note, and an additional $1.6 million in accrued and unpaid interest. Effective June 1, 2010, COE was dissolved and the Company assumed its 65.6% of the obligation of COE, while the other member of COE assumed the remaining 34.4%, or approximately $2.0 million. The note receivable was paid in full on October 27, 2010.

10. Share Repurchase Programs

$100 Million Share Repurchase Program

In September 2008, the Company’s board of directors approved a $100 million share repurchase program. All shares are purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases are made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. Repurchased shares of common stock become authorized but unissued shares, and may be issued in the future for general corporate and other purposes.

During the three months ended September 30, 2011, the Company purchased 243,700 shares at an average price of $55.53 per share, for a total of approximately $13.5 million. As of September 30, 2011, we had purchased 2,129,141 shares of our common stock under our $100 million share repurchase program at an average cost per share of $46.25 per share, for a total of approximately $98.5 million.

In October 2011, the Company completed its $100 million share repurchase program by purchasing 28,137 shares at an average price of $54.09 per share, for a total of approximately $1.5 million. The $100 million share repurchase program concluded with having purchased 2,157,278 shares at an average price of $46.35 per share, for a total of $100 million.

$50 Million Share Repurchase Program

On September 28, 2011, the Company’s Board of Directors approved the adoption of a $50 million share repurchase program, effective upon completion of purchases under the Company’s $100 million share repurchase program. The repurchases made under the $50 million share repurchase program will be subject to the same terms and conditions as repurchases made under the $100 million share repurchase program. In October 2011, the Company purchased 33,163 shares at an average price of $54.38 per share, for a total of approximately $1.8 million under our $50 million share repurchase program.

In total, under both share repurchase programs combined, we have purchased 2,190,441 shares of our common stock at an average cost per share of $46.48, for a total of approximately $101.8 million as of November 3, 2011. We now have 15,359,666 shares of common stock outstanding and 45,000 stock options outstanding.

11. Subsequent Events

In October 2011, the Company agreed to sell its remaining 25% working interest (18.4% net revenue interest) in Rexer-Tusa #2 for $10,000 to Patara Oil & Gas LLC. The Company will reclassify the results of operations for Rexer #1 and Rexer-Tusa #2 as discontinued operations in the reporting period ending December 31, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2011, previously filed with the SEC.

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

•	The timing and successful drilling and completion of natural gas and oil wells

•	Availability of capital and the ability to repay indebtedness when due

•	Availability of rigs and other operating equipment

•	Ability to receive Bureau of Ocean Energy Management, Regulation and Enforcement permits on a time schedule that permits the Company to operate efficiently

•	Ability to raise capital to fund capital expenditures

•	Timely and full receipt of sale proceeds from the sale of our production

•	The ability to find, acquire, market, develop and produce new natural gas and oil properties

•	Interest rate volatility

•	Zero or near zero interest rates

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures

•	Operating hazards attendant to the natural gas and oil business

•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance

•	Potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps

•	Weather

•	Availability and cost of material and equipment

•	Delays in anticipated start-up dates

•	Actions or inactions of third-party operators of our properties

•	Actions or inactions of third-party operators of pipelines or processing facilities

•	The ability to find and retain skilled personnel

•	Strength and financial resources of competitors

•	Federal and state regulatory developments and approvals

•	Environmental risks

•	Worldwide economic conditions

•	The ability to construct and operate offshore infrastructure, including pipeline and production facilities

•	The continued compliance by the Company with various pipeline and gas processing plant specifications for the gas and condensate produced by the Company

•	Drilling and operating costs, production rates and ultimate reserve recoveries in our Eugene Island 10 (“Dutch”) and State of Louisiana (“Mary Rose”) acreage

•	Restrictions on permitting activities

•	Expanded rigorous monitoring and testing requirements

•	Legislation that may regulate drilling activities and increase or remove liability caps for claims of damages from oil spills

•	Ability to obtain insurance coverage on commercially reasonable terms

•	Accidental spills, blowouts and pipeline ruptures

•	Impact of new and potential legislative and regulatory changes on Gulf of Mexico operating and safety standards

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

Impact of Deepwater Horizon Incident and Federal Deepwater Moratorium

In April 2010, the deepwater Gulf of Mexico drilling rig Deepwater Horizon, engaged in drilling operations for another operator, sank after an apparent blowout and fire. The accident resulted in the loss of life and a significant oil spill. In response to the incident, the Outer Continental Shelf Safety Oversight Board, established by the Secretary of the Interior, issued its recommendations for the strengthening of permitting, inspections, enforcement and environmental stewardship. In addition, the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) developed an implementation plan for the recommendations, many of which are already underway or planned.

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

While the Company renewed its energy package and insurance policies in January 2011 at rates similar to the prior year, we expect the future availability and cost of insurance to be impacted by the Deepwater Horizon Incident. Impacts could include: tighter underwriting standards, limitations on scope and amount of coverage and higher premiums, and will depend, in part, on future changes in laws and regulations regarding exploration and production activities in the Gulf of Mexico, including possible increases in liability caps for claims of damages from oil spills. We will continue to monitor the expected regulatory and legislative response and its impact on the insurance market and our overall risk profile, and adjust our risk and insurance program to provide protection at a level that we can afford considering the cost of insurance, against the potential and magnitude of disruption to our operations and cash flows.

We carry insurance protection for our net share of any potential financial losses occurring as a result of events such as the Deepwater Horizon Incident. As a result of the Deepwater Horizon Incident, we have increased our well control coverage from $75 million to $100 million on certain wells, which covers control of wells, pollution cleanup and consequential damages. We have increased our general liability coverage from $100 million to $150 million, which covers pollution cleanup, consequential damages coverage, and third party personal injury and death. We have also increased our Oil Spill Financial Responsibility coverage from $35 million to $150 million, which covers additional pollution cleanup and third party claims coverage.

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

If a spill were to occur, we would use Clean Gulf Associates (“CGA”) to assist with equipment and personnel needs. CGA specializes in onsite control and cleanup and is on 24 hour alert with equipment currently stored at six bases (Ingleside, Galveston, Lake Charles, Houma, Venice and Pascagoula), and is opening new sites in Leeville, Morgan City and Harvey LA. The CGA equipment stockpile includes skimming vessels which can operate in open seas or shallow waters; protective booming to use in open seas or near shorelines; communication equipment; dispersants; and boat spray systems to apply dispersants. CGA also has retainers with an aerial dispersant company and a company that provides mechanical recovery equipment for spill responses. Additionally, CGA provides wildlife rehabilitation services and a forward command center. Some of the CGA equipment includes:

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

Safety and Environmental Management System (“SEMS”)

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

Our SEMS program must identify, address, and manage safety, environmental hazards, and its impacts during the design, construction, start-up, operation, inspection, and maintenance of all new and existing facilities. The Company is responsible for establishing goals, performance measures, training, accountability for its implementation, and providing necessary resources for an effective SEMS, as well as reviewing the adequacy and effectiveness of the SEMS program. Facilities must be designed, constructed, maintained, monitored, and operated in a manner compatible with industry codes, consensus standards, and all applicable governmental regulations. We have contracted with Island Technologies Inc. to implement and manage our SEMS program for production operations.

The BOEMRE will enforce the SEMS requirements via audits. We must have our SEMS program audited by either an independent third-party or our designated and qualified personnel within 2 years of the initial implementation and at least once every 3 years thereafter. Failure to implement an effective SEMS program by November 15, 2011 or failure of an audit may force us to shut-in our Gulf of Mexico operations.

Exploration Alliance with JEX

JEX is a private company formed for the purpose of assembling domestic natural gas and oil prospects, either individually, or via our 32.3% owned affiliated company, Republic Exploration LLC (“REX”) (see “Offshore Gulf of Mexico Exploration Joint Ventures” below). In addition to generating new prospects, JEX occasionally evaluates and purchases exploration prospects generated by third-party independent companies. We do not have a written agreement with JEX which contractually obligates them to provide us with their services. Once we have purchased a prospect from JEX or REX, however, we have historically entered into a participation agreement and joint operating agreement specifying each participant’s working interest, net revenue interest, and description of when such interests are earned, as well as allocating an overriding royalty interest of up to 3.33% to benefit employees of JEX.

Offshore Gulf of Mexico Exploration Joint Ventures

Contango, through its wholly-owned subsidiary COI, and its partially-owned subsidiary REX, conducts exploration activities in the Gulf of Mexico. As of November 3, 2011, Contango, through COI and REX, had an interest in 15 offshore leases. See “Offshore Properties” for additional information on our offshore properties.

Contango Operators, Inc.

COI, a wholly-owned subsidiary of the Company, drills and operates our wells in the Gulf of Mexico, as well as submits bids in lease sales and acquires leasehold acreage. Additionally, COI may acquire significant working interests in offshore exploration and development opportunities in the Gulf of Mexico, under farm-out agreements, or similar agreements, with REX, JEX and/or third parties.

As of November 3, 2011, the Company’s offshore production was 86.0 million cubic feet equivalent per day (“Mmcfed”), net to Contango, virtually all of which consists of seven federal and five State of Louisiana leases in the shallow waters of the Gulf of Mexico. These 12 operated wells produce through the following four platforms:

Eugene Island 11 Platform

As of November 3, 2011, the Company-owned and operated platform at Eugene Island 11 was processing approximately 45.4 Mmcfed, net to Contango. This platform was designed with a capacity of 500 million cubic feet per day (“Mmcfd”) and 6,000 barrels of oil per day (“bopd”). In September 2010 the Company completed installing a companion platform and two pipelines adjacent to the Eugene Island 11 platform to be able to access alternate markets. These platforms service production from the Company’s four Mary Rose wells and Eloise North well, which are all located in State of Louisiana waters, as well as our Dutch #4 well and Dutch #5 well (See “Other Activities” below), which are both located in federal waters. From these platforms, we flow the majority of our gas to an American Midstream pipeline via our 8” pipeline, which has been designed with a capacity of 80 Mmcfd, and from there to a third-party owned and operated on-shore processing facility at Burns Point, Louisiana. We flow our condensate via an ExxonMobil pipeline to on-shore markets and multiple refineries.

Alternatively, our gas and condensate can flow to our Eugene Island 63 auxiliary platform via our 20” pipeline, which has been designed with a capacity of 330 Mmcfd and 6,000 bopd, and then from there to third-party owned and operated on-shore processing facilities near Patterson, Louisiana, via an ANR pipeline.

Eugene Island 24 Platform

As of November 3, 2011, this third-party owned and operated production platform at Eugene Island 24 was processing approximately 23.8 Mmcfed, net to Contango. This platform was designed with a capacity of 100 Mmcfd and 3,000 bopd. This platform services production from the Company’s Dutch #1, #2 and #3 federal wells. From this platform, the gas flows through an American Midstream pipeline into a third-party owned and operated on-shore processing facility at Burns Point, Louisiana, and the condensate flows via an ExxonMobil pipeline to on-shore markets and multiple refineries.

Ship Shoal 263 Platform

As of November 3, 2011, the Company-owned and operated Ship Shoal 263 platform was temporarily shut-in due to a leak on a third-party owned and operated pipeline. On October 30, 2011, this well was producing approximately 17.6 Mmcfed, net to Contango. This platform was designed with a capacity of 40 Mmcfd and 5,000 bopd. This platform services natural gas and condensate production from our Nautilus well, which both flow via a Transcontinental pipeline (“TRANSCO”) to onshore processing plants. We expect the pipeline to return to operation by the end of November 2011.

Vermilion 170 Platform

As of November 3, 2011, the Company-owned and operated Vermilion 170 platform was processing approximately 16.5 Mmcfed, net to Contango. This platform was designed with a capacity of 60 Mmcfd and 2,000 bopd. This platform services natural gas and condensate production from our Swimmy well which began producing in September 2011. The production flows via the SeaRobin Pipeline to onshore processing plants. The Company invested approximately $26.1 million to acquire, drill, complete, and bring this well to full production status.

Other Activities

In October 2011, we commenced a workover of our Eloise North well to recomplete the well in the upper Rob-L sands. During the workover, the Company experienced difficulties and unexpected delays due to malfunctioning production tree valves, coiled tubing equipment failures, weather delays, and stuck equipment in the tubing. As a result, the Company plans to plug the Rob-L sands and recomplete uphole in the Cib-Op sands at an estimated cost of $1.5 million, net to Contango.

Effective February 24, 2011, the Company purchased the deep mineral rights on Ship Shoal 134 (“Eagle”) from an independent third-party oil and gas company. The exploration plan and application for permit to drill have both been approved by the BOEMRE. Depending on rig availability, we expect to spud this well before year-end. We have a 100% working interest in this wildcat exploration prospect, subject to back-ins if successful, and have budgeted approximately $25.0 million to drill this well. We have also invested another $6.0 million in acquiring leases associated with Eagle.

In August 2011, we farmed in South Timbalier 75 (“Fang”) from an independent third party oil and gas company. We submitted an exploration plan to the BOEMRE for this well on August 24, 2011 and anticipate it will be approved in early 2012. Under the terms of the farmout agreement, we have until September 2012, subject to rig availability and/or regulatory permit approval delays, to drill this well. Contango has a 100% working interest, subject to back-ins if successful, and has budgeted to invest approximately $25.0 million to drill this well.

Republic Exploration LLC

West Delta 36, a REX prospect, is operated by a third party. The Company depends on a third-party operator for the operation and maintenance of this production platform. As of November 3, 2011, the well was producing at a rate of approximately 0.3 Mmcfed, net to Contango. REX has a 25.0% working interest (“WI”), and a 20.0% net revenue interest (“NRI”), in this well.

Offshore Properties

Producing Properties. The following table sets forth the interests owned by Contango through its related entities in the Gulf of Mexico which were capable of producing natural gas or oil as of November 3, 2011:

Area/Block	WI	NRI	Status
Eugene Island 10 #D-1 (Dutch #1)	47.05%	38.1%	Producing
Eugene Island 10 #E-1 (Dutch #2)	47.05%	38.1%	Producing
Eugene Island 10 #F-1 (Dutch #3)	47.05%	38.1%	Producing
Eugene Island 10 #G-1 (Dutch #4)	47.05%	38.1%	Producing
Eugene Island 10 #I-1 (Dutch #5)	47.05%	38.1%	Producing
S-L 18640 #1 (Mary Rose #1)	53.21%	40.5%	Producing
S-L 19266 #1 (Mary Rose #2)	53.21%	38.7%	Producing
S-L 19266 #2 (Mary Rose #3)	53.21%	38.7%	Producing
S-L 18860 #1 (Mary Rose #4)	34.58%	25.5%	Producing
S-L 19266 #3 (Eloise North)	36.90%	27.0%	Workover
Ship Shoal 263 (Nautilus)	100.00%	80.0%	Producing
Vermilion 170 (Swimmy)	87.24%	68.0%	Producing
West Delta 36 (produced via REX)	8.1%	6.5%	Producing

Leases. The following table sets forth the working interests owned by Contango and related entities in non-developed leases in the Gulf of Mexico as of November 3, 2011.

Area/Block	WI	Lease Date	Expiration Date
Contango Operators, Inc.:
S-L 19261	53.21%	Feb 07	Feb 12
S-L 19396	53.21%	Jun 07	Jun 12
Eugene Island 11	53.21%	Dec 07	Dec-12
East Breaks 369 (1)	(2)	Dec-03	Dec-13
South Timbalier 97 (via REX)	32.30%	Jun-09	Jun-14
Ship Shoal 121	100.00%	Jul-10	Jul-15
Ship Shoal 122	100.00%	Jul-10	Jul-15
Ship Shoal 134	100.00%	(3)	(3)
South Timbalier 75	100.00%	(4)	(4)

(1)	Dry Hole
(2)	Farm-out. COI retains a 2.41% ORRI
(3)	Purchased deep rights. Lease is held by production from shallow wells owned by third-party
(4)	Farm-in.

Onshore Exploration and Properties

South Texas

In May 2011, the Company spud its on-shore wildcat exploration well (Rexer-Tusa #2) in south Texas. On May 13, 2011, the Company sold 75% of its working interest in Rexer-Tusa #2 to Patara Oil & Gas LLC (“Patara”), who became the operator. Effective October 1, 2011, the Company sold its remaining 25% working interest in this well to Patara for nominal consideration.

Alta Investments

On April 12, 2011, the Company announced a commitment to invest up to $20 million over the next two years in Alta Energy Partners LLC (“Alta Energy”), a venture that will acquire, explore, develop and operate onshore unconventional shale operated and non-operated oil and natural gas assets. Other participants include Alta Resources, LLC and Blackstone Capital Partners. As of November 3, 2011, we had invested approximately $0.9 million in Alta Energy.

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

Successful Efforts Method of Accounting. Our application of the successful efforts method of accounting for our natural gas and oil business activities requires judgments as to whether particular wells are developmental or exploratory, since exploratory costs and the costs related to exploratory wells that are determined to not have proved reserves must be expensed whereas developmental costs are capitalized. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver natural gas and oil in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. On occasion, wells are drilled which have targeted geologic structures that are both developmental and exploratory in nature, and in such instances an allocation of costs is required to properly account for the results. Delineation seismic costs incurred to select development locations within a productive natural gas and oil field are typically treated as development costs and capitalized, but often these seismic programs extend beyond the proved reserve areas and therefore management must estimate the portion of seismic costs to expense as exploratory. The evaluation of natural gas and oil leasehold acquisition costs included in unproved properties requires management’s judgment of exploratory costs related to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

Reserve Estimates. While we are reasonably certain of recovering our reported reserves, the Company’s estimates of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing natural gas and oil prices, operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s natural gas and oil properties and/or the rate of depletion of such natural gas and oil properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at September 30, 2011 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $0.6 million, $1.2 million and $1.9 million, respectively.

Impairment of Natural Gas and Oil Properties. The Company reviews its proved natural gas and oil properties for impairment whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. The Company compares expected undiscounted future net cash flows from each field to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices, operating costs, and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity pricing, future production estimates, and anticipated capital expenditures. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Given the complexities associated with natural gas and oil reserve estimates and the history of price volatility in the natural gas and oil markets, events may arise that will require the Company to record an impairment of its natural gas and oil properties and there can be no assurance that such impairments will not be required in the future nor that they will not be material.

Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income taxes are measured by applying currently enacted tax rates to the differences between financial statements and income tax reporting. Numerous judgments and assumptions are inherent in the determination of deferred income tax assets and liabilities as well as income taxes payable in the current period. We are subject to taxation in several jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions.

MD&A Summary Data

The table below sets forth average daily production data in Mmcfed from our offshore wells for the three months ended September 30, 2010, June 30, 2011, September 30, 2011, the month ended October 31, 2011 and as of November 3, 2011:

	Three Months Ended			Month of October 2011	As of November 3, 2011
Production	September 30, 2010	June 30, 2011	September 30, 2011
Dutch and Mary Rose Wells	76.3	66.0	59.5	62.8	66.8
Eloise North and South (Dutch #5)	4.2	0.1	3.7	2.2	2.4
Ship Shoal 263 Well (Nautilus)	16.7	9.7	7.6	12.8	—
Vermilion 170 Well (Swimmy)	—	—	2.3	16.2	16.5
Non-operated wells	—	0.1	0.3	0.3	0.3

	97.2	75.9	73.4	94.3	86.0

Production steadily decreased from the three months ended September 30, 2010 through the three months ended September 30, 2011. In addition to normal production declines, the decrease was also attributable to the depletion of the lower Rob-L sands in our Eloise North and Eloise South wells, reduced rates at our Ship Shoal 263 well, and third-party platform, pipeline, and gas processing plant shut-ins affecting our Dutch #1, #2 and #3 wells.

The significant drop and near-zero production related to our Eloise North and South wells for the three months ended June 30, 2011 is due to the depletion of the lower Rob-L sands in these two wells. Our Eloise North well began producing from the lower Rob-L sands in December 2008. In February 2011 the well sanded up and ceased production. The Company completed a workover in late June 2011 and resumed production, but the well ceased production again by mid-September 2011. Our plan is to recomplete the well further uphole in the Cib-Op sands. Our Eloise South well began producing from the Rob-L sands in July 2010 and in October 2010 the well ceased production. In July 2011, we recompleted the Eloise South well uphole in the Cib-Op section as our Dutch #5 well.

For the month of October 2011, our production was back to near September 2010 levels as a result of beginning production on Vermilion 170 on September 13, 2011, and correcting overheating and scaling problems at Ship Shoal 263. As of November 3, 2011, we were producing approximately 86.0 Mmcfed, without any production from Ship Shoal 263 which is temporarily shut-in due to a leak on a third-party owned and operated pipeline. We expect Ship Shoal 263 to resume production prior to the end of November 2011.

The table below sets forth revenue, expense and production data for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010	Change
	(in thousands, except percent change and average sales price)
Revenues:
Natural gas and oil sales	$44,203	$53,097	-17%

Total revenues	$44,203	$53,097	-17%

Production:
Natural gas (million cubic feet)	5,159	6,680	-23%
Oil and condensate (thousand barrels)	131	193	-32%
Natural gas liquids (thousand gallons)	5,710	7,739	-26%

Total (million cubic feet equivalent)	6,761	8,944	-24%

Natural gas (million cubic feet per day)	56.1	72.6	-23%
Oil and condensate (thousand barrels per day)	1.4	2.1	-33%
Natural gas liquids (thousand gallons per day)	62.1	84.1	-26%

Total (million cubic feet equivalent per day)	73.4	97.2	-24%

Average Sales Price:
Natural gas (per thousand cubic feet)	$4.28	$4.61	-7%
Oil and condensate (per barrel)	$105.55	$76.61	38%
Natural gas liquids (per gallon)	$1.44	$0.98	47%

Total (per thousand cubic feet equivalent)	$6.54	$5.94	10%

Operating expenses	$5,899	$4,604	28%
Exploration expenses	$32	$73	-56%
Depreciation, depletion and amortization	$10,956	$14,026	-22%
Impairment of natural gas and oil properties	$1,031	$—	100%
General and administrative expenses	$2,248	$2,997	-25%
Other income (expense)	$(77)	$(63)	22%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales and Production. We reported revenues of approximately $44.2 million for the three months ended September 30, 2011, compared to revenues of approximately $53.1 million for the three months ended September 30, 2010. This decrease of $8.9 million was principally attributable to reduced production from our offshore wells (see daily production data table in MD&A section, on previous page), slightly offset by our Vermilion 170 well which began producing on September 13, 2011, and an increase in the average equivalent sales price received.

Our net natural gas production for the three months ended September 30, 2011 was approximately 56.1 Mmcfd, down from approximately 72.6 Mmcfd for the three months ended September 30, 2010. Net oil and condensate production for the comparable periods also decreased from approximately 2,100 barrels per day to approximately 1,400 barrels per day, and our NGL production decreased from approximately 84,100 gallons per day to approximately 62,100 gallons per day. In total, equivalent production decreased from 97.2 Mmcfed to 73.4 Mmcfed.

Average Sales Prices. For the three months ended September 30, 2011, the average price of natural gas was $4.28 per thousand cubic feet (“Mcf”), the average price for oil and condensate was $105.55 per barrel and the average price for NGLs was $1.44 per gallon. For the three months ended September 30, 2010, the average price of natural gas was $4.61 per Mcf, the average price for oil and condensate was $76.61 per barrel and the average price for NGLs was $0.98 per gallon.

For the three months ended September 30, 2011, natural gas accounted for approximately 50% of our revenues and 76% of our production. Liquid products accounted for 50% of our revenues and 24% of our production. For the three months ended September 30, 2010, natural gas accounted for approximately 58% of our revenues and 75% of our production. Liquid products accounted for 42% of our revenues and 25% of our production.

Operating Expenses. Lease operating expenses (“LOE”) for the three months ended September 30, 2011 were approximately $5.9 million, which included approximately $1.1 million in Louisiana state severance taxes. Lease operating expenses for the three months ended September 30, 2010 were approximately $4.6 million, which included approximately $1.2 million in Louisiana state severance taxes. The increase in LOE was mainly attributable to commencing production from Vermilion 170 in September 2011.

Exploration Expense. We reported approximately $32,000 of exploration expense for the three months ended September 30, 2011, related to various geological and geophysical activities, seismic data, and delay rentals. For the three months ended September 30, 2010, we reported approximately $73,000 of exploration expense.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended September 30, 2011 was approximately $11.0 million. For the three months ended September 30, 2010, we recorded approximately $14.0 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily attributable to a decrease in production.

Impairment of Natural Gas and Oil Properties. For the three months ended September 30, 2011, the Company recorded impairment expense of approximately $1.0 million related to our Rexer-Tusa #2 well.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2011 and the three months ended September 30, 2010 were approximately $2.2 million and $3.0 million, respectively.

Major components of general and administrative expenses for the three months ended September 30, 2011 included approximately $0.3 million in State of Louisiana franchise taxes, $1.5 million in salaries and benefits, $0.2 million in accounting, tax, legal, engineering and other professional fees, $0.1 million in insurance costs, and $0.1 million related to board of director compensation.

Major components of general and administrative expenses for the three months ended September 30, 2010 included approximately $0.2 million in State of Louisiana franchise taxes, $2.0 million in salaries and benefits, $0.5 million in accounting, tax, legal, engineering and other professional fees, $0.1 million in insurance costs, and $0.2 million related to the cost of expensing stock options and stock grant compensation.

Other Income (Expense). We reported other expense of approximately $77,000 for the three months ended September 30, 2011, compared to other expense of $63,000 for the three months ended September 30, 2010, both mainly attributable to commitment fees paid under our credit facility.

Production, Prices, Operating Expenses, and Other

	Three Months Ended September 30,
	2011	2010
Production Data:
Natural gas (million cubic feet)	5,159	6,680
Oil and condensate (thousand barrels)	131	193
Natural gas liquids (thousand gallons)	5,710	7,739

Total (million cubic feet equivalent)	6,761	8,944
Natural gas (million cubic feet per day)	56.1	72.6
Oil and condensate (thousand barrels per day)	1.4	2.1
Natural gas liquids (thousand gallons per day)	62.1	84.1

Total (million cubic feet equivalent per day)	73.4	97.2

Average Sales Price:
Natural gas (per thousand cubic feet)	$4.28	$4.61
Oil and condensate (per barrel)	$105.55	$76.61
Natural gas liquids (per gallon)	$1.44	$0.98

Total (per thousand cubic feet equivalent)	$6.54	$5.94

Selected data per Mcfe:
Lease operating expenses	$0.87	$0.51
General and administrative expenses	$0.11	$0.34
Depreciation, depletion and amortization of natural gas and oil properties	$1.60	$1.55

Capital Resources and Liquidity

Cash From Operating Activities. Cash flows from operating activities provided approximately $12.6 million in cash for the three months ended September 30, 2011 compared to $24.8 million for the same period in 2010. This decrease in cash provided by operating activities was mainly attributable to a decrease in natural gas, oil and NGL sales.

Cash From Investing Activities. Cash flows used in investing activities for the three months ended September 30, 2011 were approximately $11.6 million, compared to using $12.6 million in investing activities for the three months ended September 30, 2010. This decrease in cash used in investing activities was primarily attributable to decreased capital expenditures for drilling and developing wells in 2011.

Cash From Financing Activities. Cash flows used in financing activities for the three months ended September 30, 2011 were approximately $13.5 million, compared to using approximately $0.9 million for the three months ended September 30, 2010. This increase in cash used in financing activities was attributable to repurchasing significantly more shares of common stock during the three months ended September 30, 2011 under our publicly announced share repurchase programs.

Capital Budget. For the remainder of fiscal year 2012, our capital expenditure budget calls for us to invest approximately $70.6 million from cash on hand and operating cash flows, as follows:

•	We have budgeted to invest approximately $1.5 million to recomplete our Eloise North well up hole in the Cib-op sands.

•	We have budgeted to invest approximately $25.0 million to drill our Ship Shoal 134 (“Eagle”) prospect.

•	We have budgeted to invest approximately $25.0 million to drill our South Timbalier 75 (“Fang”) prospect.

•	We have budgeted to invest approximately $19.1 million in Alta Energy.

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

Natural Gas and Oil Reserves

The following table presents our estimated net proved natural gas and oil reserves at September 30, 2011 and June 30, 2011, based on reserve reports generated by William M. Cobb & Associates, Inc. (“Cobb”). The Company believes that having an independent and well respected third-party engineering firm prepare its reserve reports enhances the credibility of its reported reserve estimates. Management is responsible for the reserve estimate disclosures in this filing, and meets regularly with our independent third-party engineer to review these reserve estimates. The qualifications of the technical person at Cobb primarily responsible for overseeing the preparation of the Company’s reserve estimates are set forth below.

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

We maintain adequate and effective internal controls over the underlying data upon which reserves estimates are based. The primary inputs to the reserve estimation process are comprised of technical information, financial data, ownership interests and production data. All field and reservoir technical information, which is communicated to our reservoir engineer quarterly, is confirmed when our third-party reservoir engineer holds technical meetings with geologists, operations and land personnel to discuss field performance and to validate future development plans. Current revenue and expense information is obtained from our accounting records, which are subject to external quarterly reviews, annual audits and our own set of internal controls over financial reporting. Internal controls over financial reporting are assessed for effectiveness annually using criteria set forth in Internal Controls—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. All data such as commodity prices, lease operating expenses, production taxes, field level commodity price differentials, ownership percentages, and well production data are updated in the reserve database by our third-party reservoir engineer and then analyzed by management to ensure that they have been entered accurately and that all updates are complete. Once the reserve database has been entirely updated with current information, and all relevant technical support material has been assembled, our independent engineering firm prepares the independent reserve estimates and final report.

	Proved Reserves as of
	September 30, 2011	June 30, 2011
Natural Gas (MMcf)	234,737	238,145
Oil, Condensate and Natural Gas Liquids (MBbls)	9,632	9,764

Total proved reserves (Mmcfe)	292,529	296,729

While we are reasonably certain of recovering our calculated reserves, the process of estimating natural gas and oil reserves is complex. It requires various assumptions, including natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Our third-party engineer must project production rates and timing of development expenditures, as well as analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves most likely will vary from estimates. Any significant variance could materially affect the estimated quantities and net present value of reserves. In addition, our third party engineers may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond our control.

Share Repurchase Programs

$100 Million Share Repurchase Program

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

During the three months ended September 30, 2011, the Company purchased the 243,700 shares listed below at an average price of $55.53 per share, for a total of approximately $13.5 million. As of September 30, 2011, we had purchased 2,129,141 shares of our common stock under our $100 million share repurchase program at an average cost per share of $46.25 per share, for a total of approximately $98.5 million.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced $100 Million Program	Approximate Dollar Value of Shares that may yet be Purchased Under $100 Million Program
August 22 – 23, 2011	36,700	$54.91	1,922,141	$13.0 million
September 21 – 30, 2011	207,000	$55.64	2,129,141	$ 1.5 million

In October 2011, the Company completed its $100 million share repurchase program by purchasing 28,137 shares at an average price of $54.09 per share, for a total of approximately $1.5 million. The $100 million share repurchase program concluded with having purchased 2,157,278 shares at an average price of $46.35 per share, for a total of $100 million.

$50 Million Share Repurchase Program

On September 28, 2011, the Company’s Board of Directors approved the adoption of a $50 million share repurchase program, effective upon completion of purchases under the Company’s $100 million share repurchase program. The repurchases will be subject to the same terms and conditions as repurchases made under the $100 million share repurchase program. In October 2011, the Company purchased 33,163 shares at an average price of $54.38 per share, for a total of approximately $1.8 million under our $50 million share repurchase program.

In total, under both share repurchase programs combined, we have purchased 2,190,441 shares of our common stock at an average cost per share of $46.48, for a total of approximately $101.8 million as of November 3, 2011. We now have 15,359,666 shares of common stock outstanding and 45,000 stock options outstanding.

Credit Facility

On October 22, 2010, the Company completed the arrangement of a secured revolving credit agreement with Amegy Bank (the “Credit Agreement”) to replace the expiring credit agreement with BBVA Compass Bank. The Credit Agreement currently has a $40 million hydrocarbon borrowing base and will be available to fund the Company’s offshore Gulf of Mexico exploration and development activities, as well as repurchase shares of common stock and to fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and a commitment fee of 0.375% will be paid on unused borrowing capacity. The Credit Agreement contains customary covenants including limitations on our current ratio and additional indebtedness. As of November 3, 2011, the Company was in compliance with all covenants and had no amounts outstanding under the Credit Agreement.

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

Additionally, we use turnkey contracts that may cost more than non-turnkey drilling contracts at daily rates. Should our contracts come off turnkey or should such turnkey contracts be terminated by the turnkey drilling contractor (under certain conditions), our drilling costs could be significantly higher.

We rely on third-party operators to operate and maintain some of our production platforms, pipelines and processing facilities and, as a result, we have limited control over the operations of such facilities. The interests of an operator may differ from our interests.

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

Gulf of Mexico exploration efforts have been undertaken for over 60 years and remaining prospects are at deeper horizons that are more expensive to drill and often in much deeper water depths. Accordingly, as a result, a number of companies have shifted their focus to onshore “shale plays.” The Company’s continuing focus on the Gulf of Mexico will result in significant dry hole costs, perhaps in excess of $30 million for one well, which significantly concentrates and increases our risk profile.

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

We rely on the accuracy of the estimates in the reservoir engineering reports provided to us by our outside engineer.

We have no in house reservoir engineering capability, and therefore rely on the accuracy of the periodic reservoir reports provided to us by our independent third-party reservoir engineer. If those reports prove to be inaccurate, our financial reports could have material misstatements. Further, we use the reports of our independent reservoir engineer in our financial planning. If the reports of the outside reservoir engineer prove to be inaccurate, we may make misjudgments in our financial planning.

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

Proposed United States federal budgets and pending legislation contain certain provisions that, if passed as originally submitted, will have an adverse effect on our financial position, results of operations, and cash flows.

In February 2009, the federal administration released its budget proposals for 2010, which included numerous proposed tax changes. In April 2009, legislation was introduced to further these objectives and in February 2010, the federal administration released similar budget proposals for 2011. The proposed budgets and legislation would repeal many tax incentives and deductions that are currently used by oil and gas companies in the United States and impose new taxes. Among others, the provisions include: elimination of the ability to fully deduct intangible drilling costs in the year incurred; repeal of the percentage depletion deduction for oil and gas properties; repeal of the manufacturing tax deduction for oil and gas companies; increase in the geological and geophysical amortization period for independent producers; and implementation of a fee on non-producing leases located on federal lands. Should some or all of these provisions become law, taxes on the E&P industry would increase, which could have a negative impact on our results of operations and cash flows. Although these proposals initially were made in 2009, none have become law. It is still, however, the federal administration’s stated intention to enact legislation to repeal tax incentives and deductions and impose new taxes on oil and gas companies.

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

Our operations in the Gulf of Mexico have been and may continue to be adversely affected by changes in laws and regulations which have occurred and are expected to continue to occur as a result of the Deepwater Horizon Incident.

In April 2010, the deepwater Gulf of Mexico drilling rig Deepwater Horizon was engaged in drilling operations for another operator and sank after an apparent blowout and fire. The accident resulted in the loss of life and a significant oil spill. As a result, the Department of the Interior issued additional safety and performance standards as well as rigorous monitoring and testing requirements for offshore drilling. In addition, various Congressional committees began pursuing legislation to regulate drilling activities, establish safety requirements and increase liability for oil spills.

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

Subsequent to the Deepwater Horizon Incident in the Gulf of Mexico, the BOEMRE issued a series of Notices to Lessees (“NTLs”) which imposed new regulatory requirements and permitting procedures for new wells to be drilled in federal waters of the OCS. These new regulatory requirements include the following:

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

•

The Workplace Safety Rule, which requires operators to have a comprehensive safety and environmental management system (“SEMS”) in order to reduce human and organizational errors as root causes of work-related accidents and offshore spills.

Since the adoption of these new regulatory requirements, BOEMRE has been taking much longer periods of time to review and approve permits for new wells. Due to the extremely slow pace of permit review and approval, the BOEMRE may now take four months or longer to approve applications for drilling permits that were previously approved in less than 30 days. The new rules also increase the cost of preparing each permit application and will increase the cost of each new well.

The BOEMRE has implemented much more stringent controls and reporting requirements that if not followed, could result in significant monetary penalties or a shut-in of all or a portion of our Gulf of Mexico operations.

The BOEMRE is the federal agency responsible for overseeing the safe and environmentally responsible development of energy and mineral resources on the OCS. They are responsible for leading the most aggressive and comprehensive reforms to offshore oil and gas regulation and oversight in U.S. history. Their reforms have tightened requirements for everything from well design and workplace safety to corporate accountability.

One of the many reforms includes implementing a SEMS program. This program requires operators to identify, address, and manage safety and environmental hazards during the design, construction, start-up, operation, inspection, and maintenance of all new and existing facilities. Facilities must be designed, constructed, maintained, monitored, and operated in a manner compatible with industry codes, consensus standards, and all applicable governmental regulations. Failure to implement an effective and robust SEMS program by November 15, 2011 or failure to comply with the program may force us to cease operations in the Gulf of Mexico.

Additionally, the OCS Lands Act authorizes and requires the BOEMRE to provide for both an annual scheduled inspection and a periodic unscheduled (unannounced) inspection of all oil and gas operations on the OCS. In addition to examining all safety equipment designed to prevent blowouts, fires, spills, or other major accidents, the inspections focus on pollution, drilling operations, completions, workovers, production, and pipeline safety. Upon detecting a violation, the inspector issues an Incident of Noncompliance (INC) to the operator and uses one of two main enforcement actions (warning or shut- in), depending on the severity of the violation. If the violation is not severe or threatening, a warning INC is issued. The warning INC must be corrected within a reasonable amount of time specified on the INC. The shut-in INC may be for a single component (a portion of the facility) or the entire facility. The violation must be corrected before the operator is allowed to resume the activity in question.

In addition to the enforcement actions specified above, the BOEMRE can assess a civil penalty of up to $35,000 per violation per day if: 1) the operator fails to correct the violation in the reasonable amount of time specified on the INC; or 2) the violation resulted in a threat of serious harm or damage to human life or the environment. Operators with excessive INCs may be required to cease operations in the Gulf of Mexico.

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

We are highly dependent on our management team, JEX, our exploration partners and third-party consultants and engineers and any failure to retain the services of such parties could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies.

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

Low interest rates put us at a competitive disadvantage compared to our peers.

As of September 30, 2011, we had approximately $137.5 million in cash and no debt. The overnight T-bill investment rate for the three months ended September 30, 2011 averaged approximately 0.01%, which would generate investment income for the quarter of approximately $3,400. This level of interest income is insufficient to pay the administrative costs associated with tracking and recording the income earned. For this reason we keep the majority of our cash in non-interest bearing accounts which are backed by the full faith of the U.S. Government. Companies which borrow money are able to do so at extremely low rates and thereby may benefit from today’s low level of interest rates.

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

The Company adopted a Stockholders Rights Plan (the “Plan”) in September 2008, which terminated September 30, 2011, that was designed to ensure that all stockholders of the Company receive fair value for their shares of common stock in a proposed takeover of the Company and to guard against coercive takeover tactics to gain control of the Company. The Company has not adopted, and does not currently intend to adopt, a similar plan following the expiration of the Plan. However, our organizational documents, among other things, authorize the board of directors to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Rating Risk. As of November 3, 2011, we had no long-term debt subject to the risk of loss associated with movements in interest rates.

As of September 30, 2011, we had approximately $137.5 million in cash and cash equivalents. Of this amount, approximately $11.7 million was invested in U.S. Treasury money market funds and $125.8 million was in non-interest bearing accounts. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of September 30, 2011, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the three months ended September 30, 2011, a 10% fluctuation in the prices received for natural gas and oil production would impact our revenues by approximately $4.4 million. It could also lead to impairment of our natural gas and oil properties.

Item 4. Controls and Procedures

Kenneth R. Peak, our Chairman and Chief Executive Officer, together with our Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011. Based upon that evaluation, the Company’s management concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange

Act is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, Chief Financial Officer, and Controller, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

On September 30, 2008, the Company adopted the “Plan” which expired on September 30, 2011. The Plan was designed to ensure that all stockholders of Contango receive fair value for their shares of common stock in the event of any proposed takeover of Contango and to guard against the use of partial tender offers or other coercive tactics to gain control of Contango without offering fair value to all of Contango’s stockholders. The Plan was not intended, nor did it operate, to prevent an acquisition of Contango on terms that were favorable and fair to all stockholders. The Company has not adopted, and does not currently intend to adopt, a similar plan after expiration of the Plan.

Item 6. Exhibits

(a) Exhibits:

The following is a list of exhibits filed as part of this Form 10-Q. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango Oil & Gas Company. (1)

3.2	Bylaws of Contango Oil & Gas Company. (1)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (1)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (2)

4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (3)

10.1	Second Amended and Restated Credit Agreement dated as of October 1, 2010 among Contango Oil & Gas Company, Contango Operators, Inc. and Amegy Bank National Association, as Administrative Agent and Letter of Credit Issuer, together with First Amendment to Second Amended and Restated Credit Agreement dated October 20, 2010 among Contango Oil & Gas Company, Contango Operators, Inc. and Amegy Bank National Association. (4)

10.2	Purchase and Sale Agreement between Juneau Exploration, L.P. and Contango Operators, Inc. dated October 1, 2010. (5)

23.1	Consent of William M. Cobb & Associates, Inc. †

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101	Interactive Data Files †

†	Filed herewith.
1.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
3.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
4.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 20, 2010, as filed with the Securities and Exchange Commission on October 25, 2010.
5.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2010, dated November 9, 2010, as filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: November 9, 2011	By:	/s/ KENNETH R. PEAK
Kenneth R. Peak
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2011	By:	/s/ SERGIO CASTRO
Sergio Castro
Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Date: November 9, 2011	By:	/s/ YAROSLAVA MAKALSKAYA
Yaroslava Makalskaya
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)