Form 10-Q
period 2011-12-31
CONTANGO OIL & GAS CO
filed 2012-02-09
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of February 3, 2012 was 15,357,166.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	December 31, 2011	June 30, 2011
	(thousands)
CURRENT ASSETS:
Cash and cash equivalents	$152,090	$150,007
Accounts receivable:
Trade receivables	47,923	43,967
Joint interest billings	5,238	6,818
Income taxes	1,132	94
Other receivables	1,003	978
Other	752	3,014

Total current assets	208,138	204,878

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	558,851	552,556
Unproved properties	7,045	7,625
Furniture and equipment	197	227
Accumulated depreciation, depletion and amortization	(153,838)	(129,702)

Total property, plant and equipment, net	412,255	430,706

OTHER ASSETS:
Other	1,424	1,346

Total other assets	1,424	1,346

TOTAL ASSETS	$621,817	$636,930

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	June 30,
	2011	2011
	(thousands, except share amounts)
CURRENT LIABILITIES:
Accounts payable	$2,442	$11,857
Royalties and revenue payable	36,483	39,222
Accrued liabilities	5,261	9,745
Accrued exploration and development	16	6,002
Income tax payable	72	6,942
Other current liabilities	619	4,456

Total current liabilities	44,893	78,224

DEFERRED TAX LIABILITY	124,173	123,472
ASSET RETIREMENT OBLIGATION	8,748	8,611

SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50,000,000 shares authorized, 20,135,107 shares issued and 15,357,166 outstanding at December 31, 2011, 20,135,107 shares issued and 15,664,666 outstanding at June 30, 2011	805	805
Additional paid-in capital	79,278	79,278
Treasury shares at cost (4,777,941 shares at December 31, 2011and 4,470,441 shares at June 30, 2011)	(108,788)	(91,788)
Retained earnings	472,708	438,328

Total shareholders’ equity	444,003	426,623

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$621,817	$636,930

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(thousands, except per share amounts)
REVENUES:
Natural gas, oil and liquids sales	$53,907	$48,236	$98,109	$101,333

Total revenues	53,907	48,236	98,109	101,333

EXPENSES:
Operating expenses	7,010	5,671	12,899	10,274
Exploration expenses	33	9,761	56	9,834
Depreciation, depletion and amortization	13,536	13,681	24,493	27,703
Impairment of natural gas and oil properties	—	106	—	112
General and administrative expenses	2,304	3,281	4,552	6,278

Total expenses	22,883	32,500	42,000	54,201

OTHER INCOME (EXPENSE)	(51)	(22)	(128)	(85)

NET INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	30,973	15,714	55,981	47,047
Provision for income taxes	(11,383)	(5,807)	(20,806)	(17,322)

NET INCOME FROM CONTINUING OPERATIONS	19,590	9,907	35,175	29,725

DISCONTINUED OPERATIONS (NOTE 7)
Discontinued operations, net of income taxes	(114)	1,860	(795)	983

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$19,476	$11,767	$34,380	$30,708

NET INCOME PER SHARE:
Basic
Continuing operations	$1.28	$0.63	$2.27	$1.90
Discontinued operations	$(0.01)	$0.12	$(0.05)	$0.06

Total	$1.27	$0.75	$2.22	$1.96
Diluted
Continuing operations	$1.28	$0.63	$2.27	$1.89
Discontinued operations	$(0.01)	$0.12	$(0.05)	$0.06

Total	$1.27	$0.75	$2.22	$1.95

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,362	15,665	15,501	15,665

Diluted	15,365	15,739	15,504	15,759

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2011	2010
	(thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$35,175	$29,725
Income from discontinued operations, net of income taxes	(795)	983

Net income	34,380	30,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	24,493	31,432
Impairment of natural gas and oil properties	1,031	112
Exploration expenses	—	10,129
Deferred income taxes	701	(736)
Loss (gain) on sale of assets	169	(2,738)
Tax benefit from exercise/cancellation of stock options	—	(502)
Stock-based compensation	158	1,255
Changes in operating assets and liabilities:
Increase in accounts receivable and other	(3,956)	(3,346)
Decrease (increase) in prepaids and other receivables	2,259	(283)
Decrease in accounts payable	(14,570)	(20,313)
Increase (decrease) in other accrued liabilities	(4,484)	3,731
Decrease in income taxes payable, net	(7,908)	(5,195)
Other	378	746

Net cash provided by operating activities	32,651	45,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(12,993)	(42,709)
Additions to furniture and equipment	(34)	(23)
Repayment of note receivable	—	2,028
Advances under note receivable	(400)	—
Investment in affiliates	(141)	(3,600)

Net cash used in investing activities	(13,568)	(44,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	—	(6)
Purchase of common stock	(17,000)	(9,769)
Tax benefit from exercise/cancellation of stock options	—	502
Debt issuance costs	—	(457)

Net cash used in financing activities	(17,000)	(9,730)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,083	(9,034)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150,007	52,469

CASH AND CASH EQUIVALENTS, END OF PERIOD	$152,090	$43,435

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes, net of cash received	$27,585	$29,500

Cash paid for interest	$75	$86

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
	(thousands)
Balance at June 30, 2011	15,665	$805	$79,278	$(91,788)	$438,328	$426,623
Treasury shares at cost	(244)	—	—	(13,532)	—	(13,532)
Net income	—	—	—	—	14,904	14,904

Balance at September 30, 2011	15,421	$805	$79,278	$(105,320)	$453,232	$427,995

Treasury shares at cost	(64)	—	—	(3,468)	—	(3,468)
Net income	—	—	—	—	19,476	19,476

Balance at December 31, 2011	15,357	$805	$79,278	$(108,788)	$472,708	$444,003

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in Contango Oil & Gas Company’s (“Contango” or the “Company”) Form 10-K for the fiscal year ended June 30, 2011. The consolidated results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.

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

When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. No impairment of proved properties was recognized for the three or six months ended December 31, 2011 and 2010. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. No impairment of unproved properties was recognized during the three or six months ended December 31, 2011. For the three and six months ended December 31, 2010, the Company recognized an impairment charge of approximately $106,000 and $112,000, respectively, related to certain offshore leases.

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade investments having an original maturity of 90 days or less. As of December 31, 2011, the Company had approximately $152.1 million in cash and cash equivalents, all of which is invested in non-interest bearing accounts.

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

The Company’s 1999 Stock Incentive Plan expired in August 2009. There are 45,000 outstanding options issued under the plan which will be converted into securities if exercised prior to their expiration in September 2013. On September 15, 2009, the Company’s Board of Directors adopted the Contango Oil & Gas Company Annual Incentive Plan (the “2009 Plan”), which was approved by shareholders on November 19, 2009. Under the 2009 Plan, the Company’s Board of Directors may grant stock options, restricted stock awards and other stock-based awards to officers or other employees of the Company. Awards made under the 2009 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. Grants of service-based awards are valued at our common stock price at the date of grant. The Company did not grant any stock-based awards during the six months ended December 31, 2011 or 2010.

In November 2010, the Company’s Board of Directors (the “Board”) approved the immediate vesting of all outstanding stock options under both the 1999 Stock Incentive Plan and the 2009 Plan. Additionally, the Board authorized management to net-settle any outstanding stock options in cash. The option holder has a choice of receiving cash upon net settlement of options or to settle options for shares of the Company. Such modification of the stock options resulted in recognizing a liability equal to the portion of each award attributable to past service multiplied by the modified award’s fair value, and is adjusted quarterly. The liability of approximately $0.6 million is included in other current liabilities in the Company’s consolidated balance sheets as of December 31, 2011. The accelerated vesting and modification affected no other terms or conditions of the options, including the number of outstanding options or exercise price.

The liability for the 45,000 stock options outstanding under the 1999 Stock Incentive Plan is based on the fair value of each award estimated at the end of each reporting period using the Black-Scholes option-pricing model. The following assumptions were used in calculating the liability for the 45,000 outstanding options as of December 31, 2011: (i) risk-free interest rate of 0.25 percent; (ii) expected life of 1.75 years; (iii) expected volatility of 39.66 percent and (iv) expected dividend yield of zero percent. To the extent that the liability exceeds the amount recognized at the end of the previous period, the difference is recognized as compensation cost for each period until the stock options are settled. During the three months ended December 31, 2011 and 2010, the Company recorded stock-based compensation charges of approximately $0.2 million and $1.1 million, respectively, to general and administrative expense for restricted stock and option awards. During the six months ended December 31, 2011 and 2010, the Company recorded stock-based compensation charges of approximately $0.2 million and $1.3 million, respectively, to general and administrative expense for restricted stock and option awards. The stock-based compensation charges for each of the three and six month periods ended December 31, 2011, included $1.1 million associated with the November 2010 accelerated vesting of outstanding stock options discussed above.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05: Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 provides that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one continuous financial statement or two consecutive financial statements. ASU 2011-05 is effective for annual periods, and interim periods within those years, beginning after December 15, 2011. We do not expect its implementation to have any effect on our financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04: Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 clarifies application of fair value measurement and disclosure requirements and is effective during interim and annual periods beginning after December 15, 2011. We are currently evaluating the provisions of ASU 2011-04 and assessing the impact, if any, it may have on our financial position and results of operations.

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

4. Customer Concentration Credit Risk

The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas and oil for the six months ended December 31, 2011 were ConocoPhillips Company, Shell Trading US Company, Trans Louisiana Gas Pipeline, Inc., NJR Energy Services, Exxon Mobil Oil Corporation and Enterprise Products Operating LLC. Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on our financial position, but there currently are numerous other potential purchasers of our production.

5. Net Income per Common Share

A reconciliation of the components of basic and diluted net income per share of common stock is presented in the tables below:

	Three Months Ended			Three Months Ended
	December 31, 2011			December 31, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(thousands, except per share amounts)
Income from continuing operations	$19,590	15,362	$1.28	$9,907	15,665	$0.63
Discontinued operations, net of income taxes	(114)	15,362	$(0.01)	1,860	15,665	0.12

Basic Earnings per Share:
Net income attributable to common stock	$19,476	15,362	$1.27	$11,767	15,665	$0.75

Effect of Potential Dilutive Securities:
Stock options, net of shares assumed purchased	—	3	—	—	74	—

Income from continuing operations	19,590	15,365	1.28	9,907	15,739	0.63
Discontinued operations, net of income taxes	(114)	15,365	$(0.01)	1,860	15,739	0.12

Diluted Earnings per Share:
Net income attributable to common stock	$19,476	15,365	$1.27	$11,767	15,739	$0.75

	Six Months Ended December 31, 2011			Six Months Ended December 31, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(thousands, except per share amounts)
Income from continuing operations	$35,175	15,501	$2.27	$29,725	15,665	$1.90
Discontinued operations, net of income taxes	(795)	15,501	$(0.05)	983	15,665	0.06

Basic Earnings per Share:
Net income attributable to common stock	$34,380	15,501	$2.22	$30,708	15,665	$1.96

Effect of Potential Dilutive Securities:
Stock options, net of shares assumed purchased	—	3	—	—	94	—

Income from continuing operations	35,175	15,504	2.27	29,725	15,759	1.89
Discontinued operations, net of income taxes	(795)	15,504	$(0.05)	983	15,759	0.06

Diluted Earnings per Share:
Net income attributable to common stock	$34,380	15,504	$2.22	$30,708	15,759	$1.95

6. Credit Facility

On October 22, 2010, the Company completed the arrangement of a secured revolving credit agreement with Amegy Bank (the “Credit Agreement”). The Credit Agreement currently has a $40 million hydrocarbon borrowing base and will be available to fund the Company’s offshore Gulf of Mexico exploration and development activities, as well as repurchase shares of common stock, pay dividends, and fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and a commitment fee of 0.375% will be paid on unused borrowing capacity. Effective November 1, 2011, the commitment fee was reduced to 0.125%. The Credit Agreement contains customary covenants including limitations on our current ratio and additional indebtedness. As of December 31, 2011, the Company was in compliance with all covenants and had no amounts outstanding under the Credit Agreement.

7. Discontinued Operations

Joint Venture Assets

In October 2009, the Company entered into a joint venture with Patara Oil & Gas LLC (“Patara”) to develop proved undeveloped Cotton Valley gas reserves in Panola County, Texas. B.A. Berilgen, a member of the Company’s board of directors, is the Chief Executive Officer of Patara. On May 13, 2011 the Company sold substantially all of its onshore Texas assets to Patara for $40 million ($38.7 million after adjustments). The properties were sold effective April 1, 2011 and included: (i) the Company’s 90% interest and 5% overriding royalty interest in the 21 wells drilled under the joint venture with Patara (the “Joint Venture Assets”); (ii) the Company’s 100% working interest (72.5% net revenue interest) in Rexer #1 drilled in south Texas; and (iii) a 75% working interest (54.4% net revenue interest) in Rexer-Tusa #2. The Company has accounted for the sale of the Joint Venture Assets as discontinued operations as of June 30, 2011 and reclassified the results of its operations to discontinued operations for the three and six months ended December 31, 2010.

The Joint Venture Assets had proved reserves of approximately 16.7 Bcfe, net to Contango. No income or expenses related to the Joint Venture Assets were recognized for the three or six months ended December 31, 2011. The summarized financial results for the Joint Venture Assets for each of the periods presented were as follows:

	Three Months Ended December 31, 2010	Six Months Ended December 31, 2010
	(thousands)	(thousands)
Results of Operations:
Revenues	$2,129	$4,116
Operating expenses	(349)	(1,315)
Depletion expenses	(1,144)	(2,349)

Gain before income taxes	$636	$452
Provision for income taxes	(222)	(158)

Gain from discontinued operations, net of income taxes	$414	$294

Rexer Assets

In October 2011, the Company sold its remaining 25% working interest (18.4% net revenue interest) in Rexer-Tusa #2 for $10,000 to Patara (together with the 75% working interest sold in Rexer-Tusa #2 and the 100% working interest sold in Rexer #1, the “Rexer Assets”). The sale was effective October 1, 2011. The Company has accounted for the sale of the Rexer Assets as discontinued operations as of December 31, 2011 and reclassified the results of operations for the Rexer Assets to discontinued operations for all periods presented. The summarized financial results for the Rexer Assets for each of the periods presented were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(thousands)		(thousands)
Results of Operations:
Revenues	$6	$887	$6	$887
Operating expenses	(12)	(151)	(22)	(151)
Depletion expenses	—	(1,380)	—	(1,380)
Exploration expenses	—	—	(7)	—
Impairment of natural gas and oil properties	—	—	(1,031)	—
Loss on sale of discontinued operations	(169)	—	(169)	—

Loss before income taxes	$(175)	$(644)	$(1,223)	$(644)
Benefit for income taxes	61	225	428	225

Loss from discontinued operations, net of income taxes	$(114)	$(419)	$(795)	$(419)

Contango Mining Company

On September 29, 2010, Contango ORE, Inc. (“CORE”), then a wholly-owned subsidiary of the Company formed to explore for gold and rare earth elements in Alaska, filed with the Securities and Exchange Commission a Registration Statement on Form 10 which became effective November 29, 2010. Following the effective date, CORE acquired the assets and assumed the liabilities of Contango Mining Company (“Contango Mining”), another wholly-owned subsidiary of the Company. Additionally, subsequent to the effective date, the Company contributed $3.5 million of cash to CORE. In exchange, CORE issued approximately 1.6 million shares of its common stock to the Company. The Company distributed all its shares of CORE, valued at approximately $7.3 million, to its stockholders of record as of October 15, 2010 on the basis of one share of common stock of CORE for each ten shares of the Company’s common stock then outstanding. In addition to the distribution of shares of CORE, the Company paid $6,213 in cash to its stockholders of record in exchange for partial shares.

As of December 31, 2011 and June 30, 2011, the assets and liabilities of Contango Mining were excluded from the Company’s financial statements.

Results of operations of Contango Mining for the three and six months ended December 31, 2010 are included in discontinued operations in the Company’s Statement of Operations. No income or expenses related to CORE were recognized for the three and six months ended December 31, 2011. The summarized financial results for CORE included in discontinued operations were as follows:

	Three Months Ended December 31, 2010	Six Months Ended December 31, 2010
	(thousands)	(thousands)
Results of Operations:
Revenues	$—	$—
Expenses	(379)	(1,136)
Gain on disposition	2,737	2,737

Gain before income taxes	$2,358	$1,601
Provision for income taxes	(493)	(493)

Gain from discontinued operations, net of income taxes	$1,865	$1,108

8. Income Taxes

The Company’s income tax provision for continuing operations consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(thousands)		(thousands)
Current income tax expense	$10,787	$9,453	$19,940	$22,494
Deferred income tax expense (benefit)	596	(3,646)	866	(5,172)

Total income tax expense	$11,383	$5,807	$20,806	$17,322

9. Related Party Transactions

In November 2011, the Company executed a $1.0 million Revolving Line of Credit Promissory Note to lend money to CORE (the “CORE Note”). The Company and CORE share common executive officers. Borrowings under the CORE Note bear interest at 10% per annum. Principal and interest are due from CORE to the Company on December 31, 2012, and may be prepaid at any time with no prepayment penalty. The CORE Note contains covenants limiting CORE’s ability to enter into additional indebtedness and prohibiting liens on any of its assets or properties. As of December 31, 2011 the Company had advanced CORE $400,000 under the CORE Note. Accrued and unpaid interest income totaled approximately $3,000.

On January 12, 2012, the Company advanced an additional $100,000 under the CORE Note, bringing the principal plus accrued but unpaid interest balance to approximately $507,000 as of January 31, 2012.

In March 2006, the Company executed a Promissory Note (the “COE Note”) to lend money to Contango Offshore Exploration LLC (“COE”) to finance its share of development costs in Grand Isle 72. As of May 31, 2010, COE owed the Company $4.3 million under the COE Note, and an additional $1.6 million in accrued and unpaid interest. Effective June 1, 2010, COE was dissolved and the Company assumed its 65.6% of the obligation of COE, while the other member of COE assumed the remaining 34.4%, or approximately $2.0 million. The note receivable was paid in full on October 27, 2010.

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

During the six months ended December 31, 2011, the Company purchased 271,837 shares at an average price of $55.38 per share, for a total of approximately $15.1 million. The $100 million share repurchase program concluded in October 2011 with the Company having purchased 2,157,278 shares of its common stock at an average cost per share of $46.35 per share, for a total of approximately $100 million under the $100 million share repurchase program.

$50 Million Share Repurchase Program

On September 28, 2011, the Company’s Board of Directors approved the adoption of a $50 million share repurchase program, effective upon completion of purchases under the Company’s $100 million share repurchase program. The purchases made under the $50 million share repurchase program will be subject to the same terms and conditions as purchases made under the $100 million share repurchase program. During the six months ended December 31, 2011, the Company purchased 35,663 shares at an average price of $54.58 per share, for a total of approximately $1.9 million under the $50 million share repurchase program.

In total, under both share repurchase programs combined, the Company has purchased approximately 2.2 million shares of its common stock at an average cost per share of $46.49, for a total of approximately $101.9 million as of December 31, 2011, bringing its total share count to 15,357,166 shares of common stock outstanding and 45,000 stock options outstanding.

11. Subsequent Events

In January 2012, we invested $10.7 million in Alta Energy Partners LLC (“Alta Energy”), a venture that will acquire, explore, develop and operate onshore unconventional shale operated and non-operated oil and natural gas assets. This brings our total investment in Alta Energy to $11.6 million to purchase acreage in a liquids rich shale play in Alberta, Canada. Contango’s share of the total investment in this play is approximately 5% .

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

For our Gulf of Mexico operations, we have a Regional Oil Spill Plan in place. Our response team is trained annually and is tested through annual spill drills. In addition, we have in place a contract with O’Brien’s Response Management (“O’Brien’s”). O’Brien’s maintains a 24/7 manned incident command center located in Slidell, LA. Upon the occurrence of an oil spill, the Company’s spill program is initiated by notifying O’Brien’s that we have an emergency. While the Company would focus on source control of the spill, O’Brien’s would handle all communication with state and federal agencies as well as U.S. Coast Guard notifications.

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

Safety and Environmental Management System (“SEMS”)

The Company has developed and implemented a Safety and Environmental Management System (“SEMS”) to address oil and gas operations in the Outer Continental Shelf (“OCS”), as required by the Bureau of Safety and Environmental Enforcement (“BSEE”). Full implementation of the following thirteen mandatory elements of the American Petroleum Institute’s Recommended Practice 75 (API RP 75) was required on or before November 15, 2011:

•	General Provisions

•	Safety and Environmental Information

•	Hazards Analyses

•	Management of Change

•	Operating Procedures

•	Safe Work Practices

•	Training

•	Mechanical Integrity

•	Pre-Startup Review

•	Emergency Response and Control

•	Investigation of Accidents

•	Audits

•	Records and Documentation

Our SEMS program identifies, addresses, and manages safety, environmental hazards, and its impacts during the design, construction, start-up, operation, inspection, and maintenance of all new and existing facilities. The Company must establish goals, performance measures, training, accountability for its implementation, and provide necessary resources for an effective SEMS, as well as review the adequacy and effectiveness of the SEMS program. Facilities must be designed, constructed, maintained, monitored, and operated in a manner compatible with industry codes, consensus standards, and all applicable governmental regulations. We have contracted with Island Technologies Inc. to manage our SEMS program for production operations.

The BSEE will enforce the SEMS requirements via audits. We must have our SEMS program audited by either an independent third-party or our designated and qualified personnel within 2 years of the initial implementation and at least once every 3 years thereafter. Failure of an audit may force us to shut-in our Gulf of Mexico operations.

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

Offshore Gulf of Mexico Exploration Joint Ventures

Contango, through its wholly-owned subsidiary COI, and its partially-owned subsidiary REX, conducts exploration activities in the Gulf of Mexico. As of February 3, 2012, Contango, through COI and REX, had an interest in 15 offshore leases. See “Offshore Properties” for additional information on our offshore properties.

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

As of February 3, 2012, the Company’s offshore production was approximately 93.7 million cubic feet equivalent per day (“Mmcfed”), net to Contango, all of which consists of seven federal and five State of Louisiana leases in the shallow waters of the Gulf of Mexico. These 12 operated wells produce through the following four platforms:

Eugene Island 11 Platform

As of February 3, 2012, the Company-owned and operated platform at Eugene Island 11 was processing approximately 46.7 Mmcfed, net to Contango. This platform was designed with a capacity of 500 million cubic feet per day (“Mmcfd”) and 6,000 barrels of oil per day (“bopd”). In September 2010 the Company completed installing a companion platform and two pipelines adjacent to the Eugene Island 11 platform to be able to access alternate markets. These platforms service production from the Company’s five Mary Rose wells which are all located in State of Louisiana waters, as well as our Dutch #4 and Dutch #5 wells which are both located in federal waters. From these platforms, we flow the majority of our gas to an American Midstream pipeline via our 8” pipeline, which has been designed with a capacity of 80 Mmcfd, and from there to a third-party owned and operated on-shore processing facility at Burns Point, Louisiana. We flow our condensate via an ExxonMobil pipeline to on-shore markets and multiple refineries.

Alternatively, our gas and condensate can flow to our Eugene Island 63 auxiliary platform via our 20” pipeline, which has been designed with a capacity of 330 Mmcfd and 6,000 bopd, and then from there to third-party owned and operated on-shore processing facilities near Patterson, Louisiana, via an ANR pipeline.

Eugene Island 24 Platform

As of February 3, 2012, this third-party owned and operated production platform at Eugene Island 24 was processing approximately 23.5 Mmcfed, net to Contango. This platform was designed with a capacity of 100 Mmcfd and 3,000 bopd. This platform services production from the Company’s Dutch #1, #2 and #3 federal wells. From this platform, the gas flows through an American Midstream pipeline into a third-party owned and operated on-shore processing facility at Burns Point, Louisiana, and the condensate flows via an ExxonMobil pipeline to on-shore markets and multiple refineries.

Ship Shoal 263 Platform

As of February 3, 2012, the Company-owned and operated platform at Ship Shoal 263 was processing approximately 7.0 Mmcfed, net to Contango. This platform was designed with a capacity of 40 Mmcfd and 5,000 bopd. This platform services natural gas and condensate production from our Nautilus well, which both flow via a Transcontinental pipeline (“TRANSCO”) to onshore processing plants.

Vermilion 170 Platform

As of February 3, 2012, the Company-owned and operated platform at Vermilion 170 was processing approximately 16.5 Mmcfed, net to Contango. This platform was designed with a capacity of 60 Mmcfd and 2,000 bopd. This platform services natural gas and condensate production from our Swimmy well which began producing in September 2011. The production flows via the SeaRobin Pipeline to onshore processing plants.

Other Activities

In December 2011, the Company was the apparent high bidder on one lease block at the Western Gulf of Mexico Lease Sale No. 218 held on December 14, 2011. We bid approximately $42,000 on Brazos Area 543. An apparent high bid (“AHB”) gives the bidding party priority in award of offered tracts, notwithstanding the fact that the Bureau of Ocean Energy Management (“BOEM”) may reject all bids for a given tract. The BOEM review process can take up to 90 days on some bids. Upon completion of that process, final results for all AHBs will be known.

On December 21, 2011, the Company purchased an additional 3.66% working interest (2.67% net revenue interest) in Mary Rose #5 (previously Eloise North) for approximately $203,000, from an existing partner. As of December 31, 2011, the Company’s working interest and net revenue interest in Mary Rose #5 was 37.80% and 27.58%, respectively.

In October 2011, we commenced a workover of our Eloise North well to recomplete the well in the upper Rob-L sands. During the workover, the Company experienced difficulties and unexpected delays due to malfunctioning production tree valves, coiled tubing equipment failures, weather delays, and stuck equipment in the tubing. As a result, the Company plugged the Rob-L sands in January 2012 and recompleted uphole in the Cib-Op sands as our Mary Rose #5 well, at an estimated cost of $0.5 million, net to Contango, based on the new higher ownership percentage and inclusive of a required well cost adjustment. The Mary Rose #5 well began producing on January 26, 2012.

Effective February 24, 2011, the Company purchased the deep mineral rights on Ship Shoal 134 (“Eagle”) from an independent third-party oil and gas company. The exploration plan and application for permit to drill have both been approved by the BOEM. We expect to spud this well by the end of the third fiscal quarter, once the Hercules 205 rig becomes available. We have a 100% working interest in this wildcat exploration prospect, subject to back-ins if successful, and have budgeted approximately $25.0 million to drill this well. We have also invested another $6.0 million in acquiring leases associated with Eagle.

In August 2011, we farmed in South Timbalier 75 (“Fang”) from an independent third party oil and gas company. We submitted an exploration plan to the BOEM for this well on August 24, 2011 and received approval on December 1, 2011. We submitted our application for permit to drill on February 2, 2012 and expect to receive approval within three months. Under the terms of the farmout agreement, we have until September 2012, subject to rig availability and/or regulatory permit approval delays, to drill this well. Contango has a 100% working interest, subject to back-ins if successful, and has budgeted to invest approximately $25.0 million to drill this well.

Republic Exploration LLC

West Delta 36, a REX prospect, is operated by a third party. The Company depends on a third-party operator for the operation and maintenance of this production platform. As of February 3, 2012, the well was temporarily shut-in as the operator prepares to recomplete the well. As of January 11, 2012, the well was producing at a rate of approximately 0.1 Mmcfed, net to Contango. REX has a 25.0% working interest (“WI”), and a 20.0% net revenue interest (“NRI”), in this well.

Offshore Properties

Producing Properties. The following table sets forth the interests owned by Contango through its related entities in the Gulf of Mexico which were capable of producing natural gas or oil as of February 3, 2012:

Area/Block	WI	NRI	Status
Eugene Island 10 #D-1 (Dutch #1)	47.05%	38.1%	Producing
Eugene Island 10 #E-1 (Dutch #2)	47.05%	38.1%	Producing
Eugene Island 10 #F-1 (Dutch #3)	47.05%	38.1%	Producing
Eugene Island 10 #G-1 (Dutch #4)	47.05%	38.1%	Producing
Eugene Island 10 #I-1 (Dutch #5)	47.05%	38.1%	Producing
S-L 18640 #1 (Mary Rose #1)	53.21%	40.5%	Producing
S-L 19266 #1 (Mary Rose #2)	53.21%	38.7%	Producing
S-L 19266 #2 (Mary Rose #3)	53.21%	38.7%	Producing
S-L 18860 #1 (Mary Rose #4)	34.58%	25.5%	Producing
S-L 19266 #3 & S-L 19261 (Mary Rose #5)	37.80%	27.6%	Producing
Ship Shoal 263 (Nautilus)	100.00%	80.0%	Producing
Vermilion 170 (Swimmy)	87.24%	68.0%	Producing
West Delta 36 (produced via REX)	8.1%	6.5%	Shut-in

Leases. The following table sets forth the working interests owned by Contango and related entities in non-developed leases in the Gulf of Mexico as of February 3, 2012.

Area/Block	WI	Lease Date	Expiration Date
S-L 19396	53.21%	Jun-07	Jun-12
Eugene Island 11	53.21%	Dec-07	Dec-12
East Breaks 369 (1)	(2)	Dec-03	Dec-13
South Timbalier 97 (via REX)	32.30%	Jun-09	Jun-14
Ship Shoal 121	100.00%	Jul-10	Jul-15
Ship Shoal 122	100.00%	Jul-10	Jul-15
Ship Shoal 134	100.00%	(3)	(3)
South Timbalier 75	100.00%	(4)	(4)

(1)	Dry Hole
(2)	Farm-out. COI retains a 2.41% ORRI
(3)	Purchased deep rights. Lease is held by production from shallow wells owned by third-party
(4)	Farm-in.

Onshore Exploration and Properties

Alta Investments

On April 12, 2011, the Company announced a commitment to invest up to $20 million over the next two years in Alta Energy Partners LLC (“Alta Energy”), a venture that will acquire, explore, develop and operate onshore unconventional shale operated and non-operated oil and natural gas assets. As of December 31, 2011, we had invested approximately $0.9 million in Alta Energy. In January 2012, we invested an additional $10.7 million, bringing our total investment to $11.6 million for Alta Energy to purchase acreage in a liquids rich shale play in Alberta, Canada. Alta Energy’s plans are to continue to invest in the area and drill up to four wells in 2012. Contango’s share of the total investment in this play is approximately 5%.

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

Reserve Estimates. While we are reasonably certain of recovering our reported reserves, the Company’s estimates of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing natural gas and oil prices, operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s natural gas and oil properties and/or the rate of depletion of such natural gas and oil properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at December 31, 2011 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $1.2 million, $2.7 million and $4.2 million, respectively.

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

MD&A Summary Data

The table below sets forth average daily production data in Mmcfed from our offshore wells for each of the periods presented:

	Three Months Ended
	June 30,	September 30,	December 31,
Production	2011	2011	2011
Dutch and Mary Rose Wells	66.0	59.5	64.3
Mary Rose #5 (Eloise North) and Dutch #5 (Eloise South)	0.1	3.7	1.9
Ship Shoal 263 Well (Nautilus)	9.7	7.6	10.9
Vermilion 170 Well (Swimmy)	—	2.3	17.2
Non-operated wells	0.1	0.3	0.2

	75.9	73.4	94.5

Dutch and Mary Rose Wells

Third-party platform and pipeline repairs, as well as third-party gas processing plant shut-ins reduced our flowrates at our Dutch #1, #2, and #3 wells during the three months ended September 2011. For the three months ended December 31, 2011, production resumed to normal levels. As of February 3, 2012, these eight wells were flowing at approximately 65.5 Mmcfed, net to Contango.

Mary Rose #5 (Eloise North) and Dutch #5 (Eloise South)

The near-zero production related to our Eloise North and South wells for the three months ended June 30, 2011 is due to the depletion of the lower Rob-L sands in these two wells. Our Eloise North well which began producing from the lower Rob-L sands in December 2008, sanded up in February 2011 and ceased production. The Company completed a workover in late June 2011 and resumed production, but the well ceased production again by mid-September 2011. The well was recompleted uphole in the Cib-Op section as our Mary Rose #5 well in January 2012. Our Eloise South well began producing from the Rob-L sands in July 2010 and in October 2010 the well ceased production. In July 2011, we recompleted the Eloise South well uphole in the Cib-Op section as our Dutch #5 well. As of February 3, 2012, these two wells were flowing at approximately 4.7 Mmcfed, net to Contango.

Ship Shoal 263 Well (Nautilus)

Production at Ship Shoal 263 has been intermittent due to overheating, scaling problems and a leak on a third-party owned and operated pipeline that caused the well to be temporarily shut-in. As of February 3, 2012, the well was flowing at approximately 7.0 Mmcfed, net to Contango.

Vermilion 170 Well (Swimmy)

Our Vermilion 170 well began production in September 2011, and as of February 3, 2012, was flowing at approximately 16.5 Mmcfed, net to Contango.

The table below sets forth revenue, expense and production data for the three and six months ended December 31, 2011 and 2010.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2011	2010	Change	2011	2010	Change
	(thousands, except percent change, avg sales price and selected data per Mcfe)			(thousands, except percent change, avg sales price and selected data per Mcfe)
Revenues:
Natural gas and oil sales	$53,907	$48,236	12%	$98,109	$101,333	-3%

Total revenues	$53,907	$48,236	12%	$98,109	$101,333	-3%

Production:
Natural gas (million cubic feet)	6,552	6,521	*	11,729	13,201	-11%
Oil and condensate (thousand barrels)	179	162	10%	307	355	-14%
Natural gas liquids (thousand gallons)	7,694	7,130	8%	13,404	14,869	-10%

Total (million cubic feet equivalent)	8,725	8,512	3%	15,486	17,455	-11%

Natural gas (million cubic feet per day)	71.2	70.9	*	63.7	71.7	-11%
Oil and condensate (thousand barrels per day)	1.9	1.8	6%	1.7	1.9	-11%
Natural gas liquids (thousand gallons per day)	83.6	77.5	8%	72.8	80.8	-10%

Total (million cubic feet equivalent per day)	94.5	92.8	2%	84.3	94.6	-11%

Average Sales Price:
Natural gas (per thousand cubic feet)	$3.38	$3.97	-15%	$3.79	$4.29	-12%
Oil and condensate (per barrel)	$115.46	$85.10	36%	$112.08	$80.49	39%
Natural gas liquids (per gallon)	$1.44	$1.20	20%	$1.44	$1.08	33%

Total (per thousand cubic feet equivalent)	$6.18	$5.67	9%	$6.34	$5.81	9%

Summary of Financial Information:
Operating expenses	$7,010	$5,671	24%	$12,899	$10,275	26%
Exploration expenses	$33	$9,761	-100%	$56	$9,834	-99%
Depreciation, depletion and amortization	$13,536	$13,681	-1%	$24,493	$27,703	-12%
Impairment of natural gas and oil properties	$—	$106	-100%	$—	$112	-100%
General and administrative expenses	$2,304	$3,281	-30%	$4,552	$6,278	-27%
Other income (expense)	$(51)	$(22)	132%	$(128)	$(85)	51%

Selected data per Mcfe:
Lease operating expenses	$0.80	$0.67	19%	$0.83	$0.59	41%
General and administrative expenses	$0.26	$0.39	-33%	$0.29	$0.36	-19%
Depletion of natural gas and oil properties	$1.53	$1.59	-4%	$1.56	$1.57	-1%

*	Not meaningful

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales and Production. We reported revenues of approximately $53.9 million for the three months ended December 31, 2011, compared to revenues of approximately $48.2 million for the three months ended December 31, 2010. This increase of $5.7 million was principally attributable to our Vermilion 170 well which began producing on September 13, 2011, as well as an increase in the average equivalent sales price received, slightly offset by our Eloise North well which stopped producing in February 2011.

Our net natural gas production for the three months ended December 31, 2011 was approximately 71.2 Mmcfd, up from approximately 70.9 Mmcfd for the three months ended December 31, 2010. Net oil and condensate production for the comparable periods also increased from approximately 1,800 barrels per day to approximately 1,900 barrels per day, and our NGL production increased from approximately 77,500 gallons per day to approximately 83,600 gallons per day. In total, equivalent production increased from 92.8 Mmcfed to 94.5 Mmcfed.

Average Sales Prices. For the three months ended December 31, 2011, the average price of natural gas was $3.38 per thousand cubic feet (“Mcf”), the average price for oil and condensate was $115.46 per barrel and the average price for NGLs was $1.44 per gallon. For the three months ended December 31, 2010, the average price of natural gas was $3.97 per Mcf, the average price for oil and condensate was $85.10 per barrel and the average price for NGLs was $1.20 per gallon.

For the three months ended December 31, 2011, natural gas accounted for approximately 41% of our revenues and 75% of our production. Liquid products accounted for 59% of our revenues and 25% of our production. For the three months ended December 31, 2010, natural gas accounted for approximately 54% of our revenues and 77% of our production. Liquid products accounted for 46% of our revenues and 23% of our production.

Operating Expenses. Lease operating expenses (“LOE”) for the three months ended December 31, 2011 were approximately $7.0 million, which included approximately $1.0 million in Louisiana state severance taxes. Lease operating expenses for the three months ended December 31, 2010 were approximately $5.7 million, which included approximately $1.0 million in Louisiana state severance taxes. The increase in LOE was mainly attributable to workover expenses on Eloise North and commencing production from Vermilion 170 in September 2011, partially offset by our Eloise North well which stopped producing in February 2011.

Exploration Expense. We reported approximately $33,000 of exploration expense for the three months ended December 31, 2011, related to various geological and geophysical activities, seismic data, and delay rentals. For the three months ended December 31, 2010, we reported expense of approximately $9.8 million primarily related to our dry hole at Galveston Area 277L.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended December 31, 2011 was approximately $13.5 million. For the three months ended December 31, 2010, we recorded approximately $13.7 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily attributable to a decrease in production from our Eloise North well, slightly offset by commencing production from Vermilion 170 in September 2011.

Impairment of Natural Gas and Oil Properties. For the three months ended December 31, 2011, no impairment was recognized on our properties. For the three months ended December 31, 2010, the Company recorded impairment expense of approximately $106,000 related to certain offshore leases.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2011 and the three months ended December 31, 2010 were approximately $2.3 million and $3.3 million, respectively.

Major components of general and administrative expenses for the three months ended December 31, 2011 included approximately $0.1 million in State of Louisiana franchise taxes, $1.6 million in salaries and benefits, $0.3 million in accounting, tax, legal, engineering and other professional fees, $0.1 million in insurance costs, and $0.1 million related to board of director compensation.

Major components of general and administrative expenses for the three months ended December 31, 2010 included approximately $0.3 million in State of Louisiana franchise taxes, $1.4 million in salaries and benefits, $0.3 million in accounting, tax, legal, engineering and other professional fees, $0.1 million in insurance costs, and $1.2 million related to stock based compensation.

Other Income (Expense). We reported other expense of approximately $51,000 for the three months ended December 31, 2011, compared to other expense of $22,000 for the three months ended December 31, 2010, both mainly attributable to commitment fees paid under our credit facility.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales and Production. We reported revenues of approximately $98.1 million for the six months ended December 31, 2011, compared to revenues of approximately $101.3 million for the six months ended December 31, 2010. This decrease of $3.2 million was principally attributable to our Eloise South well which stopped producing in October 2010 and our Eloise North well which stopped producing in February 2011, partially offset by our Vermilion 170 well which began producing on September 13, 2011, as well as an increase in the average equivalent sales price received.

Our net natural gas production for the six months ended December 31, 2011 was approximately 63.7 Mmcfd, down from approximately 71.7 Mmcfd for the six months ended December 31, 2010. Net oil and condensate production for the comparable periods also decreased from approximately 1,900 barrels per day to approximately 1,700 barrels per day, and our NGL production decreased from approximately 80,800 gallons per day to approximately 72,800 gallons per day. In total, equivalent production decreased from 94.6 Mmcfed to 84.3 Mmcfed.

Average Sales Prices. For the six months ended December 31, 2011, the average price of natural gas was $3.79 per thousand cubic feet (“Mcf”), the average price for oil and condensate was $112.08 per barrel and the average price for NGLs was $1.44 per gallon. For the six months ended December 31, 2010, the average price of natural gas was $4.29 per Mcf, the average price for oil and condensate was $80.49 per barrel and the average price for NGLs was $1.08 per gallon.

For the six months ended December 31, 2011, natural gas accounted for approximately 45% of our revenues and 76% of our production. Liquid products accounted for 55% of our revenues and 24% of our production. For the six months ended December 31, 2010, natural gas accounted for approximately 56% of our revenues and 76% of our production. Liquid products accounted for 44% of our revenues and 24% of our production.

Operating Expenses. Lease operating expenses (“LOE”) for the six months ended December 31, 2011 were approximately $12.9 million, which included approximately $2.1 million in Louisiana state severance taxes. Lease operating expenses for the six months ended December 31, 2010 were approximately $10.3 million, which included approximately $1.2 million in Louisiana state severance taxes. The increase in LOE was mainly attributable to workover expenses on Eloise North and commencing production from Vermilion 170 in September 2011, partially offset by our Eloise South well which stopped producing in October 2010 and our Eloise North well which stopped producing in February 2011.

Exploration Expense. We reported approximately $56,000 of exploration expense for the six months ended December 31, 2011, related to various geological and geophysical activities, seismic data, and delay rentals. For the six months ended December 31, 2010, we reported exploration expense of approximately $9.8 million, primarily related to our dry hole at Galveston Area 277L.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the six months ended December 31, 2011 was approximately $24.5 million. For the six months ended December 31, 2010, we recorded approximately $27.7 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily attributable to a decrease in production from our Eloise South and Eloise North wells, partially offset by our Vermilion 170 well which began producing in September 2011.

Impairment of Natural Gas and Oil Properties. For the six months ended December 31, 2011, no impairment was recognized on our properties, except for approximately $1.0 million related to our Rexer-Tusa #2 well that is included in discontinued operations. For the six months ended December 31, 2010, we recorded impairment expense of approximately $112,000 related to certain offshore leases.

General and Administrative Expenses. General and administrative expenses for the six months ended December 31, 2011 and the six months ended December 31, 2010 were approximately $4.6 million and $6.3 million, respectively.

Major components of general and administrative expenses for the six months ended December 31, 2011 included approximately $0.3 million in State of Louisiana franchise taxes, $3.1 million in salaries and benefits, $0.6 million in accounting, tax, legal, engineering and other professional fees, $0.2 million in insurance costs, and $0.2 million related to board of director compensation.

Major components of general and administrative expenses for the six months ended December 31, 2010 included approximately $0.5 million in State of Louisiana franchise taxes, $3.4 million in salaries and benefits, $0.7 million in accounting, tax, legal, engineering and other professional fees, $0.3 million in insurance costs, and $1.4 million related to stock based compensation.

Other Income (Expense). We reported other expense of approximately $128,000 for the six months ended December 31, 2011, compared to other expense of $85,000 for the six months ended December 31, 2010, both mainly attributable to commitment fees paid under our credit facility.

Capital Resources and Liquidity

Cash From Operating Activities. Cash flows from operating activities provided approximately $32.7 million in cash for the six months ended December 31, 2011 compared to $45.0 million for the same period in 2010. This decrease in cash provided by operating activities was mainly attributable to the timing of payments of the Company’s obligations.

Cash From Investing Activities. Cash flows used in investing activities for the six months ended December 31, 2011 were approximately $13.6 million, compared to using $44.3 million in investing activities for the six months ended December 31, 2010. This decrease in cash used in investing activities was primarily attributable to decreased capital expenditures for drilling and developing wells in 2011.

Cash From Financing Activities. Cash flows used in financing activities for the six months ended December 31, 2011 were approximately $17.0 million, compared to using approximately $9.7 million for the six months ended December 31, 2010. This increase in cash used in financing activities was attributable to purchasing more shares of common stock during the six months ended December 31, 2011 under our publicly announced share repurchase programs.

Capital Budget. For the final six months of fiscal year 2012, our capital expenditure budget calls for us to invest approximately $69.6 million from cash on hand and operating cash flows, as follows:

•	We have budgeted to invest approximately $0.5 million to recomplete our Eloise North well up hole in the Cib-op sands.

•	We have budgeted to invest approximately $25.0 million to drill our Ship Shoal 134 (“Eagle”) prospect.

•	We have budgeted to invest approximately $25.0 million to drill our South Timbalier 75 (“Fang”) prospect.

•	We have budgeted to invest approximately $19.1 million in Alta Energy ($10.7 million of this amount was funded in January 2012).

Should the Company have exploration success with any of its offshore exploration wells, our capital expenditure budget will be significantly increased.

The Company often reviews acquisitions and prospects presented to us by third parties and we may decide to invest in one or more of these opportunities. There can be no assurance that we will invest, or that any investment entered into will be successful. These potential investments are not part of our current capital budget and would require us to invest additional capital. Natural gas and oil prices continue to be volatile and our resources may be insufficient to fund any of these opportunities.

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

Natural Gas and Oil Reserves

The following table presents our estimated net proved natural gas and oil reserves at December 31, 2011 and June 30, 2011, based on reserve reports generated by William M. Cobb & Associates, Inc. (“Cobb”). The Company believes that having an independent and well respected third-party engineering firm prepare its reserve reports enhances the credibility of its reported reserve estimates. Management is responsible for the reserve estimate disclosures in this filing, and meets regularly with our independent third-party engineer to review these reserve estimates. The qualifications of the technical person at Cobb primarily responsible for overseeing the preparation of the Company’s reserve estimates are set forth below.

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

	Proved Reserves as of
	December 31, 2011	June 30, 2011
Natural Gas (MMcf)	212,823	238,145
Oil, Condensate and Natural Gas Liquids (MBbls)	8,063	9,764

Total proved reserves (Mmcfe)	261,201	296,729

Our proved reserves as of December 31, 2011 are approximately 35.5 billion cubic feet equivalent (“Bcfe”) less than our proved reserves as of June 30, 2011. Of this amount, approximately 15.5 Bcfe is due to production during the six months ended December 31, 2011, with the remaining 20.0 Bcfe due to a decrease of our Dutch and Mary Rose reserves as a result of new pressure information obtained, partially offset by an increase in our Ship Shoal 263 and Vermilion 170 reserves.

While we are reasonably certain of recovering our calculated reserves, the process of estimating natural gas and oil reserves is complex. It requires various assumptions, including natural gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Our third-party engineer must project production rates and timing of development expenditures, as well as analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves has in the past varied from estimates and will most likely continue to vary in the future. Any significant variance could materially affect the estimated quantities and net present value of reserves. In addition, our third party engineers may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing natural gas and oil prices and other factors, many of which are beyond our control.

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

For the six months ended December 31, 2011, the Company purchased the below listed shares under its $100 million share repurchase program:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part of Publicly Announced $100 Million Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under $100 Million Program
August 22 – 23, 2011	36,700	$54.91	1,922,141	$13.0 million
September 21 – 30, 2011	207,000	$55.64	2,129,141	$1.5 million
October 3, 2011	28,137	$54.09	2,157,278	—

$50 Million Share Repurchase Program

On September 28, 2011, the Company’s Board of Directors approved the adoption of a $50 million share repurchase program, effective upon completion of purchases under the Company’s $100 million share repurchase program. The repurchases will be subject to the same terms and conditions as repurchases made under the $100 million share repurchase program. For the six months ended December 31, 2011, the Company purchased the below listed shares under its $50 million share repurchase program:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part of Publicly Announced $50 Million Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under $50 Million Program
October 3 – 7, 2011	33,163	$54.38	33,163	$48.2 million
December 14, 2011	2,500	$57.21	35,663	$48.1 million

In total, under both share repurchase programs combined, as of February 3, 2012 the Company had purchased 2,192,941 shares of its common stock at an average cost per share of $46.49, for a total of approximately $101.9 million. As of February 3, 2012, the Company had 15,357,166 shares of common stock outstanding and 45,000 stock options outstanding.

Credit Facility

On October 22, 2010, the Company completed the arrangement of a secured revolving credit agreement with Amegy Bank (the “Credit Agreement”) to replace the expiring credit agreement with BBVA Compass Bank. The Credit Agreement currently has a $40 million hydrocarbon borrowing base and will be available to fund the Company’s offshore Gulf of Mexico exploration and development activities, as well as repurchase shares of common stock and to fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and a commitment fee of 0.375% will be paid on unused borrowing capacity. Effective November 1, 2011, the commitment fee was reduced to 0.125%. The Credit Agreement contains customary covenants including limitations on our current ratio and additional indebtedness. As of February 3, 2012, the Company was in compliance with all covenants and had no amounts outstanding under the Credit Agreement.

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

Our revenues, profitability and future growth depend significantly on natural gas and crude oil prices. Prices received affect the amount of future cash flow available for capital expenditures and repayment of indebtedness and our ability to raise additional capital. We do not expect to hedge our production to protect against price decreases. Lower prices may also affect the amount of natural gas and oil that we can economically produce. Factors that can cause price fluctuations include:

•	Overall economic conditions.

•	The domestic and foreign supply of natural gas and oil.

•	The level of consumer product demand.

•	Adverse weather conditions and natural disasters.

•	The price and availability of competitive fuels such as LNG, heating oil and coal.

•	Political conditions in the Middle East and other natural gas and oil producing regions.

•	The level of LNG imports and any LNG exports.

•	Domestic and foreign governmental regulations.

•	Special taxes on production.

•	Access to pipelines and gas processing plants.

•	The loss of tax credits and deductions.

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

Approximately 79% of our proved reserves are assigned to our Dutch, Mary Rose and Eloise discoveries which have ten producing well bores concentrated in two reservoirs on one field, and are producing through two production platforms. Reserve assessments based on only ten well bores in two reservoirs are subject to significantly greater risk of being shut-in for a variety of weather, platform and pipeline difficulties. In addition, the risk of a downward revision in our reserve estimates is also greater.

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

New regulatory requirements and permitting procedures have significantly delayed our ability to obtain permits to drill new wells in offshore waters.

Subsequent to the Deepwater Horizon Incident in the Gulf of Mexico, a series of Notices to Lessees (“NTLs”) were issued which imposed new regulatory requirements and permitting procedures for new wells to be drilled in federal waters of the OCS. These new regulatory requirements include the following:

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

Since the adoption of these new regulatory requirements, BOEM has been taking much longer periods of time to review and approve permits for new wells. Due to the extremely slow pace of permit review and approval, the BOEM may now take four months or longer to approve applications for drilling permits that were previously approved in less than 30 days. The new rules also increase the cost of preparing each permit application and will increase the cost of each new well.

The BSEE has implemented much more stringent controls and reporting requirements that if not followed, could result in significant monetary penalties or a shut-in of all or a portion of our Gulf of Mexico operations.

The BSEE is the federal agency responsible for overseeing the safe and environmentally responsible development of energy and mineral resources on the OCS. They are responsible for leading the most aggressive and comprehensive reforms to offshore oil and gas regulation and oversight in U.S. history. Their reforms have tightened requirements for everything from well design and workplace safety to corporate accountability.

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

Additionally, the OCS Lands Act authorizes and requires the BSEE to provide for both an annual scheduled inspection and a periodic unscheduled (unannounced) inspection of all oil and gas operations on the OCS. In addition to examining all safety equipment designed to prevent blowouts, fires, spills, or other major accidents, the inspections focus on pollution, drilling operations, completions, workovers, production, and pipeline safety. Upon detecting a violation, the inspector issues an Incident of Noncompliance (INC) to the operator and uses one of two main enforcement actions (warning or shut-in), depending on the severity of the violation. If the violation is not severe or threatening, a warning INC is issued. The warning INC must be corrected within a reasonable amount of time specified on the INC. The shut-in INC may be for a single component (a portion of the facility) or the entire facility. The violation must be corrected before the operator is allowed to resume the activity in question.

In addition to the enforcement actions specified above, the BSEE can assess a civil penalty of up to $35,000 per violation per day if: 1) the operator fails to correct the violation in the reasonable amount of time specified on the INC; or 2) the violation resulted in a threat of serious harm or damage to human life or the environment. Operators with excessive INCs may be required to cease operations in the Gulf of Mexico.

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

As of December 31, 2011, we had approximately $152.1 million in cash and no debt. The overnight T-bill investment rate for the six months ended December 31, 2011 averaged approximately 0.01%, which would generate investment income for the quarter of approximately $3,800. This level of interest income is insufficient to pay the administrative costs associated with tracking and recording the income earned. For this reason we keep all of our cash in non-interest bearing accounts which are backed by the full faith of the U.S. Government. Companies which borrow money are able to do so at extremely low rates and thereby may benefit from today’s low level of interest rates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Rating Risk. As of February 3, 2012, we had no long-term debt subject to the risk of loss associated with movements in interest rates.

As of December 31, 2011, we had approximately $152.1 million in cash and cash equivalents, all of which was invested in non-interest bearing accounts. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of December 31, 2011, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the six months ended December 31, 2011, a 10% fluctuation in the prices received for natural gas and oil production would impact our revenues by approximately $9.8 million. It could also lead to impairment of our natural gas and oil properties.

Item 4. Controls and Procedures

Kenneth R. Peak, our Chairman and Chief Executive Officer, together with our Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011. Based upon that evaluation, the Company’s management concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

On September 30, 2008, the Company adopted the “Plan” which expired on September 30, 2011. The Plan was designed to ensure that all stockholders of Contango receive fair value for their shares of common stock in the event of any proposed takeover of Contango and to guard against the use of partial tender offers or other coercive tactics to gain control of Contango without offering fair value to all of Contango’s stockholders. The Plan was not intended, nor did it operate, to prevent an acquisition of Contango on terms that were favorable and fair to all stockholders. Upon expiration of the Plan, the Company did not adopt, and does not currently intend to adopt, a similar plan.

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

CONTANGO OIL & GAS COMPANY

Date: February 9, 2012	By:	/S/ KENNETH R. PEAK
Kenneth R. Peak
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2012	By:	/S/ SERGIO CASTRO
Sergio Castro
Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Date: February 9, 2012	By:	/S/ YAROSLAVA MAKALSKAYA
Yaroslava Makalskaya
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)