Form 10-Q
period 2012-03-31
CONTANGO OIL & GAS CO
filed 2012-05-09
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of April 30, 2012 was 15,357,166.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED MARCH 31, 2012

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31, 2012	June 30, 2011
	(thousands)
CURRENT ASSETS:
Cash and cash equivalents	$159,902	$150,007
Accounts receivable:
Trade receivables	33,944	43,967
Joint interest billings	4,187	6,818
Income taxes	—	94
Other receivables	1,220	978
Other	4,144	3,014

Total current assets	203,397	204,878

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	563,409	552,556
Unproved properties	7,352	7,625
Furniture and equipment	200	227
Accumulated depreciation, depletion and amortization	(165,389)	(129,702)

Total property, plant and equipment, net	405,572	430,706

OTHER ASSETS:
Investment in affiliates	12,169	935
Other	318	411

Total other assets	12,487	1,346

TOTAL ASSETS	$621,456	$636,930

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2012	June 30, 2011
	(thousands, except share amounts)
CURRENT LIABILITIES:
Accounts payable	$3,668	$11,857
Royalties and revenue payable	23,821	39,222
Accrued liabilities	6,678	9,745
Accrued exploration and development	—	6,002
Income tax payable	270	6,942
Other current liabilities	—	4,456

Total current liabilities	34,437	78,224

DEFERRED TAX LIABILITY	120,575	123,472
ASSET RETIREMENT OBLIGATION	8,021	8,611

SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50,000,000 shares authorized; 20,135,107 shares issued and 15,357,166 outstanding at March 31, 2012; 20,135,107 shares issued and 15,664,666 outstanding at June 30, 2011	805	805
Additional paid-in capital	79,024	79,278
Treasury shares at cost (4,777,941 shares at March 31, 2012 and 4,470,441 shares at June 30, 2011)	(108,788)	(91,788)
Retained earnings	487,382	438,328

Total shareholders’ equity	458,423	426,623

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$621,456	$636,930

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(thousands, except per share amounts)
REVENUES:
Natural gas, oil and liquids sales	$41,339	$51,805	$139,449	$153,138

Total revenues	41,339	51,805	139,449	153,138

EXPENSES:
Operating expenses	5,727	5,652	18,626	15,926
Exploration expenses	76	14	133	9,848
Depreciation, depletion and amortization	11,710	13,007	36,203	40,709
Impairment of natural gas and oil properties	—	1,675	—	1,786
General and administrative expenses	1,226	5,661	5,778	11,940

Total expenses	18,739	26,009	60,740	80,209

OTHER INCOME (EXPENSE)	42	(37)	(86)	(122)

NET INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	22,642	25,759	78,623	72,807
Provision for income taxes	(7,942)	(9,118)	(28,748)	(26,441)

NET INCOME FROM CONTINUING OPERATIONS	14,700	16,641	49,875	46,366

DISCONTINUED OPERATIONS (NOTE 7)
Discontinued operations, net of income taxes	(26)	156	(821)	1,139

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$14,674	$16,797	$49,054	$47,505

NET INCOME PER SHARE:
Basic
Continuing operations	$0.96	$1.06	$3.23	$2.96
Discontinued operations	(0.00)	0.01	(0.05)	0.07

Total	$0.96	$1.07	$3.18	$3.03
Diluted
Continuing operations	$0.96	$1.06	$3.23	$2.95
Discontinued operations	(0.00)	0.01	(0.05)	0.07

Total	$0.96	$1.07	$3.18	$3.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,357	15,665	15,453	15,665

Diluted	15,360	15,667	15,456	15,729

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2012	2011
	(thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$49,875	$46,366
Income (loss) from discontinued operations, net of income taxes	(821)	1,139

Net income	49,054	47,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	36,203	46,980
Impairment of natural gas and oil properties	1,031	1,786
Exploration expenses	—	10,159
Deferred income taxes	(3,151)	(1,764)
Loss (gain) on sale of assets	169	(2,738)
Tax benefit from exercise/cancellation of stock options	(254)	(502)
Stock-based compensation	3	1,370
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other	10,023	(2,976)
Decrease (increase) in prepaids and other receivables	(1,750)	1,522
Decrease in accounts payable	(24,954)	(21,994)
Increase (decrease) in other accrued liabilities	(3,067)	7,761
Increase (decrease) in income taxes payable, net	(6,578)	6,887
Other	(85)	142

Net cash provided by operating activities	56,644	94,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(18,734)	(55,155)
Additions to furniture and equipment	(35)	(72)
Repayment of note receivable	500	2,028
Advances under note receivable	(500)	—
Investment in affiliates	(11,234)	(3,600)

Net cash used in investing activities	(30,003)	(56,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	—	(6)
Purchase of common stock	(17,000)	(9,769)
Tax benefit from exercise/cancellation of stock options	254	502
Debt issuance costs	—	(475)

Net cash used in financing activities	(16,746)	(9,748)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,895	27,591
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150,007	52,469

CASH AND CASH EQUIVALENTS, END OF PERIOD	$159,902	$80,060

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes, net of cash received	$38,035	$27,648

Cash paid for interest	$113	$123

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(thousands)
Balance at June 30, 2011	15,665	$805	$79,278	$(91,788)	$438,328	$426,623
Treasury shares at cost	(244)	—	—	(13,532)	—	(13,532)
Net income	—	—	—	—	14,904	14,904

Balance at September 30, 2011	15,421	$805	$79,278	$(105,320)	$453,232	$427,995

Treasury shares at cost	(64)	—	—	(3,468)	—	(3,468)
Net income	—	—	—	—	19,476	19,476

Balance at December 31, 2011	15,357	$805	$79,278	$(108,788)	$472,708	$444,003

Tax benefit from exercise of stock options	—	—	(254)	—	—	(254)
Net income	—	—	—	—	14,674	14,674

Balance at March 31, 2012	15,357	$805	$79,024	$(108,788)	$487,382	$458,423

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in Contango Oil & Gas Company’s (“Contango” or the “Company”) Form 10-K for the fiscal year ended June 30, 2011. The consolidated results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.

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

When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. No impairment of proved properties was recognized in continuing operations for the three or nine months ended March 31, 2012 and 2011. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. No impairment of unproved properties was recognized during the three or nine months ended March 31, 2012. For the three and nine months ended March 31, 2011, the Company recognized an impairment charge of approximately $1.7 million and $1.8 million, respectively, related to certain offshore leases.

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade investments having an original maturity of 90 days or less. As of March 31, 2012, the Company had approximately $159.9 million in cash and cash equivalents, all of which is held in non-interest bearing accounts.

Principles of Consolidation. The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries and affiliates, after elimination of all significant intercompany balances and transactions. Wholly-owned subsidiaries are consolidated. Exploration and development affiliates not wholly owned, such as 32.3% owned Republic Exploration, LLC (“REX”), are not controlled by the Company and are proportionately consolidated in the Company’s financial statements.

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

The Company’s 1999 Stock Incentive Plan expired in August 2009 with the final 45,000 outstanding options issued under the plan exercised in February 2012. On September 15, 2009, the Company’s Board of Directors adopted the Contango Oil & Gas Company Annual Incentive Plan (the “2009 Plan”), which was approved by shareholders on November 19, 2009. Under the 2009 Plan, the Company’s Board of Directors may grant stock options, restricted stock awards and other stock-based awards to officers or other employees of the Company. Awards made under the 2009 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. Grants of service-based awards are valued at our common stock price at the date of grant. The Company did not grant any stock-based awards during the nine months ended March 31, 2012 or 2011.

In November 2010, the Company’s Board of Directors (the “Board”) approved the immediate vesting of all outstanding stock options under both the 1999 Stock Incentive Plan and the 2009 Plan. Additionally, the Board authorized management to net-settle any outstanding stock options in cash. The option holder had a choice of receiving cash upon net settlement of options or to settle options for shares of the Company. Such modification of the stock options resulted in recognizing a liability equal to the portion of each award attributable to past service multiplied by the modified award’s fair value, and was adjusted quarterly. The accelerated vesting and modification affected no other terms or conditions of the options, including the number of outstanding options or exercise price. As of March 31, 2012, the Company did not record such a liability as a result of the final options being net-settled for cash of approximately $465,000.

During the nine months ended March 31, 2012 and 2011, the Company recorded stock-based compensation charges of approximately $3,000 and $1.4 million, respectively, to general and administrative expense for restricted stock and option awards.

Recent Accounting Pronouncements. In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). ASU 2011-11 requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is effective for annual and interim periods beginning on or after January 1, 2013. We are currently evaluating the provisions of ASU 2011-11 and assessing the impact, if any, it may have on the disclosures in our financial statements.

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

4. Customer Concentration Credit Risk

The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas and oil for the nine months ended March 31, 2012 were ConocoPhillips Company, Shell Trading US Company, Exxon Mobil Oil Corporation, Trans Louisiana Gas Pipeline, Inc., NJR Energy Services and Enterprise Products Operating LLC. Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on our financial position, but there currently are numerous other potential purchasers of our production.

5. Net Income per Common Share

A reconciliation of the components of basic and diluted net income per share of common stock is presented in the tables below:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(thousands, except per share amounts)
Income from continuing operations	$14,700	15,357	$0.96	$16,641	15,665	$1.06
Discontinued operations, net of income taxes	(26)	15,357	(0.00)	156	15,665	0.01

Basic Earnings per Share:
Net income attributable to common stock	$14,674	15,357	$0.96	$16,797	15,665	$1.07

Effect of Potential Dilutive Securities:
Stock options, net of shares assumed purchased	—	3	—	—	2	—

Income from continuing operations	14,700	15,360	0.96	16,641	15,667	1.06
Discontinued operations, net of income taxes	(26)	15,360	(0.00)	156	15,667	0.01

Diluted Earnings per Share:
Net income attributable to common stock	$14,674	15,360	$0.96	$16,797	15,667	$1.07

	Nine Months Ended March 31, 2012			Nine Months Ended March 31, 2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(thousands, except per share amounts)
Income from continuing operations	$49,875	15,453	$3.23	$46,366	15,665	$2.96
Discontinued operations, net of income taxes	(821)	15,453	(0.05)	1,139	15,665	0.07

Basic Earnings per Share:
Net income attributable to common stock	$49,054	15,453	$3.18	$47,505	15,665	$3.03

Effect of Potential Dilutive Securities:
Stock options, net of shares assumed purchased	—	3	—	—	64	—

Income from continuing operations	49,875	15,456	3.23	46,366	15,729	2.95
Discontinued operations, net of income taxes	(821)	15,456	(0.05)	1,139	15,729	0.07

Diluted Earnings per Share:
Net income attributable to common stock	$49,054	15,456	$3.18	$47,505	15,729	$3.02

6. Credit Facility

On October 22, 2010, the Company completed the arrangement of a secured revolving credit agreement with Amegy Bank (the “Credit Agreement”). The Credit Agreement currently has a $40 million hydrocarbon borrowing base and is available to fund the Company’s exploration and development activities, as well as repurchase shares of common stock, pay dividends and fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and effective November 1, 2011, a commitment fee of 0.125% is owed on unused borrowing capacity. The Credit Agreement contains customary covenants including limitations on our current ratio and additional indebtedness. As of March 31, 2012, the Company was in compliance with all covenants and had no borrowings outstanding under the Credit Agreement.

7. Discontinued Operations

Joint Venture Assets

In October 2009, the Company entered into a joint venture with Patara Oil & Gas LLC (“Patara”) to develop proved undeveloped Cotton Valley gas reserves in Panola County, Texas. B.A. Berilgen, a member of the Company’s board of directors, is the Chief Executive Officer of Patara. On May 13, 2011 the Company sold substantially all of its onshore Texas assets to Patara for $40 million ($38.7 million after adjustments). The properties were sold effective April 1, 2011 and included: (i) the Company’s 90% interest and 5% overriding royalty interest in the 21 wells drilled under the joint venture with Patara (the “Joint Venture Assets”); (ii) the Company’s 100% working interest (72.5% net revenue interest) in Rexer #1 drilled in south Texas; and (iii) a 75% working interest (54.4% net revenue interest) in Rexer-Tusa #2. The Company has accounted for the sale of the Joint Venture Assets as discontinued operations as of June 30, 2011 and reclassified the results of its operations to discontinued operations for the three and nine months ended March 31, 2011.

The Joint Venture Assets had proved reserves of approximately 16.7 Bcfe, net to Contango. The summarized financial results for the Joint Venture Assets for each of the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(thousands)		(thousands)
Results of Operations:
Revenues	$—	$2,683	$—	$6,799
Operating expenses	(40)	(635)	(40)	(1,421)
Depletion expenses	—	(1,332)	—	(3,681)
Exploration expenses	—	—	—	(529)

Gain (Loss) before income taxes	(40)	716	(40)	1,168
Provision for income taxes	14	(251)	14	(409)

Gain (Loss) from discontinued operations, net of income taxes	$(26)	$465	$(26)	$759

Rexer Assets

In October 2011, the Company sold its remaining 25% working interest (18.4% net revenue interest) in Rexer-Tusa #2 for $10,000 to Patara (together with the 75% working interest sold in Rexer-Tusa #2 and the 100% working interest sold in Rexer #1, the “Rexer Assets”). The sale was effective October 1, 2011.The Company has accounted for the sale of the Rexer Assets as discontinued operations as of March 31, 2012 and reclassified the results of operations for the Rexer Assets to discontinued operations for all periods presented. The summarized financial results for the Rexer Assets for each of the periods presented were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(thousands)		(thousands)
Results of Operations:
Revenues	$—	$836	$6	$1,724
Operating expenses	—	(100)	(22)	(251)
Depletion expenses	—	(1,212)	—	(2,593)
Exploration expenses	—	—	(7)	—
Impairment of natural gas and oil properties	—	—	(1,031)	—
Loss on sale of discontinued operations	—	—	(169)	—

Gain (Loss) before income taxes	—	(476)	(1,223)	(1,120)
Provision for income taxes	—	167	428	392

Gain (Loss) from discontinued operations, net of income taxes	$—	$(309)	$(795)	$(728)

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

As of March 31, 2012 and June 30, 2011, the assets and liabilities of Contango Mining were excluded from the Company’s financial statements.

Results of operations of Contango Mining for the nine months ended March 31, 2011 are included in discontinued operations in the Company’s Statement of Operations. No income or expenses related to CORE were recognized for the nine months ended March 31, 2012, or for the three months ended March 31, 2011. The summarized financial results for CORE included in discontinued operations were as follows:

Nine Months Ended March 31, 2011
(thousands)
Results of Operations:
Revenues	$—
Expenses	(1,136)
Gain on sale of discontinued operations	2,737

Gain before income taxes	1,601
Provision for income taxes	(493)

Gain from discontinued operations, net of income taxes	$1,108

8. Income Taxes

The Company’s income tax provision for continuing operations consists of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(thousands)		(thousands)
Current income tax expense	$11,540	$9,771	$31,479	$32,265
Deferred income tax benefit	(3,598)	(653)	(2,731)	(5,824)

Total income tax expense	$7,942	$9,118	$28,748	$26,441

9. Related Party Transactions

In February 2012, the Company net-settled 45,000 stock options from two employees for a total of approximately $465,000. During the nine months ended March 31, 2011, the Company purchased 172,544 shares of its common stock for a total of approximately $9.8 million. Of this amount, 149,573 shares were purchased from four employees and one member of its board of directors for a total of approximately $8.7 million. All the purchases were approved by the Company’s board of directors and were completed at the closing price of the Company’s common stock on the date of purchase.

In November 2011, the Company executed a $1.0 million Revolving Line of Credit Promissory Note to lend money to CORE (the “CORE Note”). The Company and CORE share executive officers. The CORE Note contains covenants limiting CORE’s ability to enter into additional indebtedness and prohibiting liens on any of its assets or properties. Borrowings under the CORE Note bear interest at 10% per annum. Principal and interest are due from CORE to the Company on December 31, 2012, and may be prepaid at any time with no prepayment penalty.

On March 30, 2012 the Company received the $500,000 it had advanced under the CORE Note, plus accrued interest of approximately $15,000. CORE may re-borrow any portion of the $1.0 million through December 31, 2012.

In March 2006, the Company executed a Promissory Note (the “COE Note”) to lend money to Contango Offshore Exploration LLC (“COE”) to finance its share of development costs in Grand Isle 72. As of May 31, 2010, COE owed the Company $4.3 million under the COE Note, and an additional $1.6 million in accrued and unpaid interest. Effective June 1, 2010, COE was dissolved and the Company, as a member of COE, assumed its 65.6% of the obligation of COE, while the other member of COE assumed the remaining 34.4%, or approximately $2.0 million. The note receivable was paid in full on October 27, 2010.

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

During the nine months ended March 31, 2012, the Company purchased 271,837 shares at an average price of $55.38 per share, for a total of approximately $15.1 million. The $100 million share repurchase program concluded in October 2011 with the Company having purchased 2,157,278 shares of its common stock at an average cost per share of $46.35 per share, for a total of approximately $100 million under the $100 million share repurchase program.

$50 Million Share Repurchase Program

On September 28, 2011, the Company’s Board of Directors approved the adoption of a $50 million share repurchase program, effective upon completion of purchases under the Company’s $100 million share repurchase program. The purchases made under the $50 million share repurchase program will be subject to the same terms and conditions as purchases made under the $100 million share repurchase program. During the nine months ended March 31, 2012, the Company purchased 35,663 shares at an average price of $54.58 per share, for a total of approximately $1.9 million under the $50 million share repurchase program. Additionally, in February 2012 the Company net-settled 45,000 options from two employees for a total of approximately $465,000.

In total, under both share repurchase programs combined, the Company has purchased approximately 2.2 million shares of its common stock at an average cost per share of $46.49, and 45,000 stock options, for a total of approximately $102.4 million as of March 31, 2012, bringing its total share count to 15,357,166 shares of common stock outstanding.

11. Subsequent Events

On April 9, 2012, the Company announced that through its wholly-owned subsidiary, Contaro Company, it had entered into a Limited Liability Company Agreement (the “LLC Agreement”) to form Exaro Energy III LLC (“Exaro”) effective as of March 31, 2012. Pursuant to the LLC Agreement, the Company has committed to invest up to $82.5 million in Exaro over the next five years together with other parties for an aggregate commitment of $182.5 million. The Company owns approximately a 45% interest in Exaro, subject to terms allowing another party to acquire up to $15 million of the Company’s commitment, which would decrease the Company’s interest in Exaro to approximately 37%. In April 2012, the Company invested approximately $41.3 million in Exaro.

On April 10, 2012, the Company announced that Mr. Brad Juneau had joined the Company’s board of directors and that the Company had entered into an Advisory Agreement with Juneau Exploration, L.P. (“JEX”), whereby JEX will advise Contango’s staff on operational matters including drilling, completions, production and accounting. JEX and its seven employees, including Mr. Juneau, will also continue to generate offshore and onshore prospects for the Company. Pursuant to the Advisory Agreement, JEX will be paid a monthly fee of approximately $167,000 and JEX, or employees of JEX, will continue to be eligible to receive overriding royalty interests, carried interests and certain back-in rights.

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

Overview

Contango Oil & Gas Company (“Contango” or the “Company”) is a Houston-based, independent natural gas and oil company. The Company’s core business is to explore, develop, produce and acquire natural gas and oil properties onshore and offshore in the Gulf of Mexico in water-depths of less than 300 feet. Contango Operators, Inc. (“COI”), our wholly-owned subsidiary, acts as operator on our prospects.

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

Using our limited capital availability to increase our reward/risk potential on selective prospects. We have concentrated our risk investment capital in exploration of i) offshore Gulf of Mexico prospects and ii) conventional and unconventional onshore plays. Exploration prospects are inherently risky as they require large amounts of capital with no guarantee of success. COI drills and operates our prospects. Should we be successful in any of our offshore prospects, we will have the opportunity to spend significantly more capital to complete development and bring the discovery to producing status.

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

Impact of Deepwater Horizon Incident

In April 2010, the deepwater Gulf of Mexico drilling rig Deepwater Horizon, engaged in drilling operations for another operator, sank after an apparent blowout and fire. The accident resulted in the loss of life and a significant oil spill, and highlighted the dangers associated with exploration and production activities.

The legislative and regulatory response to the Deepwater Horizon Incident is ongoing. In 2010, the US Department of the Interior issued new rules designed to improve drilling and workplace safety, and various Congressional committees began pursuing legislation to regulate drilling activities and increase liability. In January 2011, the President’s National Commission on the Deepwater Horizon Oil Spill and Offshore Drilling released its report, recommending that the federal government require additional regulation and an increase in liability caps.

Additional regulatory review, slower permitting processes and increased oversight have resulted in longer development cycle time for our Gulf of Mexico projects. Cycle time is the length of time it takes for a project to progress from developing a prospect to beginning production, and longer development cycle times could result in lower rates of return on our investments.

Increased regulation impacting our activities in the Gulf of Mexico could result in extensive efforts to ensure compliance and incremental compliance costs. A significant delay or cancellation of our planned Gulf of Mexico exploratory activities will reduce our longer term ability to replace reserves, resulting in a negative impact on production over time. To the extent current exploration activities are significantly delayed, a gap could occur in our long-term production profile with a negative impact on our operating results and cash flows.

Additional legislation or regulation is being discussed which could require each company doing business in the Gulf of Mexico to establish and maintain a higher level of financial responsibility under its Certificate of Financial Responsibility (COFR), a certificate required by the Oil Pollution Act of 1990 which evidences a company’s financial ability to pay for cleanup and damages caused by oil spills. There have also been discussions regarding the establishment of a new industry mutual fund in which companies would be required to participate and which would be available to pay for consequential damages arising from an oil spill. These and/or other legislative or regulatory changes could require us to maintain a certain level of financial strength and may reduce our financial flexibility.

Future legislation or regulation is also likely to result in substantial increases in civil or criminal fines or sanctions. Such fines or sanctions could well exceed the actual cost of containment and cleanup associated with a well incident or spill. We are monitoring legislative and regulatory developments; however, the full legislative and regulatory response to the Deepwater Horizon Incident is not yet known.

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

If a spill were to occur, we would use Clean Gulf Associates (“CGA”) to assist with equipment and personnel needs. CGA specializes in onsite control and cleanup and is on 24 hour alert with equipment currently stored at six bases (Ingleside, Galveston, Lake Charles, Houma, Venice and Pascagoula), and is opening new sites in Leeville, Morgan City and Harvey, Louisiana. The CGA equipment stockpile includes skimming vessels which can operate in open seas or shallow waters; protective booming to use in open seas or near shorelines; communication equipment; dispersants; and boat spray systems to apply dispersants. CGA also has retainers with an aerial dispersant company and a company that provides mechanical recovery equipment for spill responses. Additionally, CGA provides wildlife rehabilitation services and a forward command center. Some of the CGA equipment includes:

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

Exploration Alliance with JEX

JEX is a private company formed for the purpose of assembling domestic natural gas and oil prospects, either individually, or via our 32.3% owned affiliated company, Republic Exploration LLC (“REX”) (see “Offshore Gulf of Mexico Exploration Joint Ventures” below). In addition to generating new prospects, JEX occasionally evaluates exploration prospects generated by third-party independent companies for us to purchase. Once we have purchased a prospect from JEX, REX or a third-party, we have historically entered into a participation agreement and joint operating agreement specifying each participant’s working interest, net revenue interest, and description of when such interests are earned, as well as allocating an overriding royalty interest of up to 3.33% to benefit employees of JEX.

On April 10, 2012, the Company announced that Mr. Brad Juneau, the sole manager of the general partner of JEX, had joined the Company’s board of directors and that the Company had entered into an Advisory Agreement with JEX, whereby in addition to generating and evaluating offshore and onshore exploration prospects for the Company, JEX will advise Contango’s staff on operational matters including drilling, completions, production and accounting. Pursuant to the Advisory Agreement, JEX will be paid a monthly fee of approximately $167,000 and JEX, or employees of JEX, will continue to be eligible to receive overriding royalty interests, carried interests and certain back-in rights.

Offshore Gulf of Mexico Exploration Joint Ventures

Contango, through its wholly-owned subsidiary COI, and its partially-owned subsidiary REX, conducts exploration activities in the Gulf of Mexico. As of April 30, 2012, Contango, through COI and REX, had an interest in 16 offshore leases. See “Offshore Properties” for additional information on our offshore properties.

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

As of April 30, 2012, the Company’s offshore production was approximately 94.5 million cubic feet equivalent per day (“Mmcfed”), net to Contango, which consists mainly of seven federal and five State of Louisiana wells in the shallow waters of the Gulf of Mexico. These 12 operated wells produce through the following four platforms:

Eugene Island 11 Platform

Our Company-owned and operated platform at Eugene Island 11 was designed with a capacity of 500 million cubic feet per day (“Mmcfd”) and 6,000 barrels of oil per day (“bopd”). In September 2010 the Company completed installing a companion platform and two pipelines adjacent to the Eugene Island 11 platform to be able to access alternate markets. These platforms service production from the Company’s five Mary Rose wells which are all located in State of Louisiana waters, as well as our Dutch #4 and Dutch #5 wells which are both located in federal waters. From these platforms, we flow the majority of our gas to an American Midstream pipeline via our 8” pipeline, which has been designed with a capacity of 80 Mmcfd, and from there to a third-party owned and operated on-shore processing facility at Burns Point, Louisiana. We flow our condensate via an ExxonMobil pipeline to on-shore markets and multiple refineries.

Alternatively, our gas and condensate can flow to our Eugene Island 63 auxiliary platform via our 20” pipeline, which has been designed with a capacity of 330 Mmcfd and 6,000 bopd, and then from there to third-party owned and operated on-shore processing facilities near Patterson, Louisiana, via an ANR pipeline.

Eugene Island 24 Platform

This third-party owned and operated production platform at Eugene Island 24 was designed with a capacity of 100 Mmcfd and 3,000 bopd. This platform services production from the Company’s Dutch #1, #2 and #3 federal wells. From this platform, the gas flows through an American Midstream pipeline into a third-party owned and operated on-shore processing facility at Burns Point, Louisiana, and the condensate flows via an ExxonMobil pipeline to on-shore markets and multiple refineries.

Ship Shoal 263 Platform

Our Company-owned and operated platform at Ship Shoal 263 was designed with a capacity of 40 Mmcfd and 5,000 bopd. This platform services natural gas and condensate production from our Nautilus well, which both flow via the Transcontinental Gas Pipeline to onshore processing plants.

Vermilion 170 Platform

Our Company-owned and operated platform at Vermilion 170 was designed with a capacity of 60 Mmcfd and 2,000 bopd. This platform services natural gas and condensate production from our Swimmy well which began producing in September 2011. The production flows via the Sea Robin Pipeline to onshore processing plants.

Other Activities

On March 1, 2012, the Company was awarded Brazos Area 543 by the Bureau of Ocean Energy Management (“BOEM”), which was bid on at the Western Gulf of Mexico Lease Sale No. 218 held on December 14, 2011. As of April 30, 2012, the Company had paid approximately $250,000 in leasehold costs on Brazos Area 543.

On December 21, 2011, the Company purchased an additional 3.66% working interest (2.67% net revenue interest) in Mary Rose #5 (previously Eloise North) for approximately $203,000, from an existing partner. As of March 31, 2012, the Company’s working interest and net revenue interest in Mary Rose #5 was 37.80% and 27.59%, respectively.

In October 2011, we commenced a workover of our Eloise North well to recomplete the well in the upper Rob-L sands. During the workover, the Company experienced difficulties and unexpected delays due to malfunctioning production tree valves, coiled tubing equipment failures, weather delays, and stuck equipment in the tubing. As a result, the Company plugged the Rob-L sands in January 2012 and recompleted uphole in the Cib-Op sands as our Mary Rose #5 well, at a cost of approximately $0.5 million, net to Contango, based on the new higher ownership percentage and inclusive of a required well cost adjustment. The Mary Rose #5 well began producing on January 26, 2012 and is currently flowing intermittently.

Effective February 24, 2011, the Company purchased the deep mineral rights on Ship Shoal 134 (“Eagle”) from an independent third-party oil and gas company. The exploration plan and application for permit to drill have both been approved by the BOEM. We expect to spud this well by the end of the fiscal year, once a rig becomes available. We have a 100% working interest in this wildcat exploration prospect, subject to back-ins if successful, and have budgeted approximately $25.0 million to drill this well. We have also invested $6.0 million in acquiring leases associated with Eagle.

In August 2011, we farmed in South Timbalier 75 (“Fang”) from an independent third party oil and gas company. Our exploration plan and application for permit to drill have both been approved by the BOEM. We expect to spud this well once a rig becomes available. Under the terms of the farmout agreement, we have until September 2012, subject to rig availability and/or regulatory permit approval delays, to drill this well. Contango has a 100% working interest, subject to back-ins if successful, and has budgeted to invest approximately $25.0 million to drill this well.

Republic Exploration LLC

West Delta 36, a REX prospect, is operated by a third party. The Company depends on a third-party operator for the operation and maintenance of this production platform. As of April 30, 2012, the well was producing at a rate of approximately 0.1 Mmcfed, net to Contango. REX has a 25.0% working interest (“WI”), and a 20.0% net revenue interest (“NRI”), in this well.

Offshore Properties

Producing Properties. The following table sets forth the interests owned by Contango through its affiliated entities in the Gulf of Mexico which were capable of producing natural gas or oil as of April 30, 2012:

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

Leases. The following table sets forth the working interests owned by Contango and affiliated entities in non-developed leases in the Gulf of Mexico as of April 30, 2012.

Area/Block	WI	Lease Date	Expiration Date
Contango Operators, Inc.:
S-L 19396	53.21%	Jun-07	Jun-12
Eugene Island 11	53.21%	Dec-07	Dec-12
East Breaks 369 (1)	(2)	Dec-03	Dec-13
South Timbalier 97 (via REX)	32.30%	Jun-09	Jun-14
Ship Shoal 121	100.00%	Jul-10	Jul-15
Ship Shoal 122	100.00%	Jul-10	Jul-15
Brazos Area 543	100.00%	Mar-12	Mar-17
Ship Shoal 134	100.00%	(3)	(3)
South Timbalier 75	100.00%	(4)	(4)

(1)	Dry Hole
(2)	Farm-out. COI retains a 2.41% ORRI
(3)	Purchased deep rights. Lease is held by production from shallow wells owned by third-party
(4)	Farm-in.

Onshore Exploration and Properties

Alta Investments

On April 12, 2011, the Company announced a commitment to invest up to $20 million over two years in Alta Energy Canada Partnership, G.P. (“Alta Energy”), a venture that will acquire, explore, develop and operate onshore unconventional shale operated and non-operated oil and natural gas assets. As of March 31, 2012, we had invested approximately $11.4 million in Alta Energy to purchase over 60,000 acres in the Kaybob Duvernay, a liquids rich shale play in Alberta, Canada. Alta Energy’s plans are to continue to invest in the area and drill up to four wells in 2012. Contango owns a 5% interest in most of the acreage acquired by Alta Energy.

Exaro Energy III LLC

On April 9, 2012, the Company announced that through its wholly-owned subsidiary, Contaro Company, it had entered into a Limited Liability Company Agreement (the “LLC Agreement”) to form Exaro Energy III LLC (“Exaro”). Pursuant to the LLC Agreement, the Company has committed to invest up to $82.5 million in Exaro over the next five years together with other parties for an aggregate commitment of $182.5 million. The Company owns approximately a 45% interest in Exaro, subject to terms allowing another party to acquire up to $15 million of the Company’s commitment, which would decrease the Company’s interest in Exaro to approximately 37%. As of April 2012, the Company has invested approximately $41.3 million in Exaro.

Exaro has entered into an Earning and Development Agreement (the “EDA Agreement”) with Encana Oil & Gas (USA) Inc. (“Encana”) to provide funding of up to $380 million to continue the development drilling program in a defined area of Encana’s Jonah field asset located in Sublette County, Wyoming. This funding will be comprised of the $182.5 million investment detailed above, debt, and cash flow from operations. Encana will continue to be the operator of the field and upon investing the full amount of the $380 million, Exaro will have earned 32.5% of Encana’s working interest in a defined joint venture area that comprises approximately 5,760 gross acres.

On-shore Shale Play

As of April 30, 2012, the Company has invested approximately $5 million to lease approximately 14,000 acres in an unconventional shale play in the southeastern portion of the United States. The Company has no expected spud date yet but will wait to see what type of information can be learned from wells drilled in the area.

Employees

We have eight employees, all of whom are full time employees. The Company outsources its human resources function to Insperity, Inc. (formerly Administaff Companies II, LP) and all of the Company’s employees are co-employees of Insperity, Inc.

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

Reserve Estimates. While we are reasonably certain of recovering our reported reserves, the Company’s estimates of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing natural gas and oil prices, operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s natural gas and oil properties and/or the rate of depletion of such natural gas and oil properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at March 31, 2012 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $1.9 million, $4.0 million and $6.3 million, respectively.

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

MD&A Summary Data

The following table shows the relationship between our produced volumes and the revenues they derive.

	Three Months Ended March 31,
	2012		2011
	(thousands, except percentage)
Natural gas volumes (Mcf)	5,547	73.62%	5,821	74.67%
Condensate and NGL volumes (Mcfe)	1,988	26.38%	1,975	25.33%

Total volumes	7,535		7,796

Natural gas revenues	$14,246	34.46%	$26,168	50.51%
Condensate and NGL revenues	27,093	65.54%	25,637	49.49%

Total revenues	$41,339		$51,805

	Nine Months Ended March 31,
	2012		2011
	(thousands, except percentage)
Natural gas volumes (Mcf)	17,276	75.04%	19,022	75.33%
Condensate and NGL volumes (Mcfe)	5,745	24.96%	6,229	24.67%

Total volumes	23,021		25,251

Natural gas revenues	$58,669	42.07%	$82,795	54.07%
Condensate and NGL revenues	80,780	57.93%	70,343	45.93%

Total revenues	$139,449		$153,138

The table below sets forth average daily production data in Mmcfed from our offshore wells for each of the periods presented:

	Three Months Ended
Production	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Dutch and Mary Rose Wells	66.0	59.5	64.3	55.2
Mary Rose #5 (Eloise North) and Dutch #5 (Eloise South)	0.1	3.7	1.9	4.1
Ship Shoal 263 Well (Nautilus)	9.7	7.6	10.9	7.8
Vermilion 170 Well (Swimmy)	—	2.3	17.2	15.3
Non-operated wells	0.1	0.3	0.2	0.3

	75.9	73.4	94.5	82.7

Dutch and Mary Rose Wells

Third-party platform and pipeline repairs, as well as third-party gas processing plant shut-ins reduced our flowrates at our Dutch #1, #2, and #3 wells during the three months ended September 2011. During the three months ended March 31, 2012 our Dutch #1, #2 and #3 wells were shut in for a total of 10 days for maintenance and to repair a small pipeline leak. As of April 30, 2012, these eight wells were flowing approximately 63.3 Mmcfed, net to Contango.

Mary Rose #5 (Eloise North) and Dutch #5 (Eloise South)

The near-zero production related to our Eloise North and South wells for the three months ended June 30, 2011 is due to the depletion of the lower Rob-L sands in these two wells. Our Eloise North well began producing from the lower Rob-L sands in December 2008, sanded up in February 2011 and ceased production. The Company completed a workover in late June 2011 and resumed production, but the well ceased production again by mid-September 2011. The well was recompleted uphole in the Cib-Op section as our Mary Rose #5 well in January 2012. In March 2012, production once again ceased and the well was shut-in. The well is currently flowing intermittently.

Our Eloise South well began producing from the Rob-L sands in July 2010 and in October 2010 the well ceased production. In July 2011, we recompleted the Eloise South well uphole in the Cib-Op section as our Dutch #5 well. As of April 30, 2012, this well was flowing at approximately 2.2 Mmcfed, net to Contango.

Ship Shoal 263 Well (Nautilus)

For the three months ended September 30, 2011, production at Ship Shoal 263 was temporarily shut-in due to a leak on a third-party owned and operated pipeline. For the three months ended March 31, 2012, production was intermittent due to overheating and scaling problems. As of April 30, 2012, the well was flowing at approximately 14.0 Mmcfed, net to Contango.

Vermilion 170 Well (Swimmy)

Our Vermilion 170 well began production in September 2011, and as of April 30, 2012, was flowing at approximately 14.9 Mmcfed, net to Contango.

The table below sets forth revenue, expense and production data for the three and nine months ended March 31, 2012 and 2011.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2012	2011	Change	2012	2011	Change
	(thousands, except percent change, average sales price and selected data per Mcfe)			(thousands, except percent change, average sales price and selected data per Mcfe)
Revenues:
Natural gas and oil sales	$41,339	$51,805	-20%	$139,449	$153,138	-9%

Total revenues	$41,339	$51,805	-20%	$139,449	$153,138	-9%

Production:
Natural gas (million cubic feet)	5,547	5,821	-5%	17,276	19,022	-9%
Oil and condensate (thousand barrels)	157	180	-13%	464	535	-13%
Natural gas liquids (thousand gallons)	7,321	6,263	17%	20,725	21,132	-2%

Total (million cubic feet equivalent)	7,535	7,796	-3%	23,021	25,251	-9%
Natural gas (million cubic feet per day)	61.0	64.7	-6%	62.8	69.4	-10%
Oil and condensate (thousand barrels per day)	1.7	2.0	-15%	1.7	2.0	-15%
Natural gas liquids (thousand gallons per day)	80.5	69.6	16%	75.4	77.1	-2%

Total (million cubic feet equivalent per day)	82.7	86.6	-5%	83.8	92.4	-9%

Average Sales Price:
Natural gas (per thousand cubic feet)	$2.57	$4.50	-43%	$3.40	$4.35	-22%
Oil and condensate (per barrel)	$113.41	$96.30	18%	$112.53	$85.80	31%
Natural gas liquids (per gallon)	$1.28	$1.33	-4%	$1.38	$1.16	19%

Total (per thousand cubic feet equivalent)	$5.49	$6.65	-17%	$6.06	$6.06	0%

Summary of Financial Information:
Operating expenses	$5,727	$5,652	1%	$18,626	$15,926	17%
Exploration expenses	$76	$14	443%	$133	$9,848	-99%
Depreciation, depletion and amortization	$11,710	$13,007	-10%	$36,203	$40,709	-11%
Impairment of natural gas and oil properties	$—	$1,675	-100%	$—	$1,786	-100%
General and administrative expenses	$1,226	$5,661	-78%	$5,778	$11,940	-52%
Other income (expense)	$42	$(37)	-214%	$(86)	$(122)	-30%

Selected data per Mcfe:
Lease operating expenses	$0.76	$0.73	4%	$0.81	$0.63	29%
General and administrative expenses	$0.16	$0.73	-78%	$0.25	$0.47	-47%
Depreciation, depletion and amortization of natural gas and oil properties	$1.53	$1.65	-7%	$1.55	$1.60	-3%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales and Production. We reported revenues of approximately $41.3 million for the three months ended March 31, 2012, compared to revenues of approximately $51.8 million for the three months ended March 31, 2011. This decrease of $10.5 million was principally attributable to a lower average equivalent sales price received for the period, slightly offset by our Vermilion 170 well which began producing in fiscal year 2012.

Our net natural gas production for the three months ended March 31, 2012 was approximately 61.0 Mmcfd, down from approximately 64.7 Mmcfd for the three months ended March 31, 2011. Net oil and condensate production for the comparable periods also decreased from approximately 2,000 barrels per day to approximately

1,700 barrels per day, and our NGL production increased from approximately 69,600 gallons per day to approximately 80,500 gallons per day. In total, equivalent production decreased from 86.6 Mmcfed to 82.7 Mmcfed.

Average Sales Prices. For the three months ended March 31, 2012, the average price of natural gas was $2.57 per thousand cubic feet (“Mcf”), the average price for oil and condensate was $113.41 per barrel and the average price for NGLs was $1.28 per gallon. For the three months ended March 31, 2011, the average price of natural gas was $4.50 per Mcf, the average price for oil and condensate was $96.30 per barrel and the average price for NGLs was $1.33 per gallon.

Operating Expenses. Lease operating expenses (“LOE”) for the three months ended March 31, 2012 were approximately $5.7 million, which included approximately $1.1 million in Louisiana state severance taxes. Lease operating expenses for the three months ended March 31, 2011 were also approximately $5.7 million, which included approximately $2.7 million in Louisiana state severance taxes.

Exploration Expense. We reported approximately $76,000 of exploration expense for the three months ended March 31, 2012, and $14,000 for the three months ended March 31, 2011. These costs relate to various geological and geophysical activities, seismic data and delay rentals.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended March 31, 2012 was approximately $11.7 million. For the three months ended March 31, 2011, we recorded approximately $13.0 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily attributable to a decrease in production from our Eloise North well, slightly offset by commencing production from Vermilion 170 in September 2011.

Impairment of Natural Gas and Oil Properties. For the three months ended March 31, 2012, no impairment was recognized on our properties. For the three months ended March 31, 2011, the Company recorded impairment expense of approximately $1.7 million related to certain offshore leases.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2012 and the three months ended March 31, 2011 were approximately $1.2 million and $5.7 million, respectively.

Major components of general and administrative expenses for the three months ended March 31, 2012 included approximately $0.3 million in State of Louisiana franchise taxes, $0.3 million in salaries and benefits, $0.4 million in accounting, tax, legal, engineering and other professional fees, $0.1 million in insurance costs, and $0.1 million related to board of director compensation.

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

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales and Production. We reported revenues of approximately $139.4 million for the nine months ended March 31, 2012, compared to revenues of approximately $153.1 million for the nine months ended March 31, 2011. This decrease of $13.7 million was principally attributable to a lower average equivalent sales price received for the period, as well as our Eloise North well which stopped producing in February 2011, slightly offset by our Vermilion 170 well which began producing on September 13, 2011.

Our net natural gas production for the nine months ended March 31, 2012 was approximately 62.8 Mmcfd, down from approximately 69.4 Mmcfd for the nine months ended March 31, 2011. Net oil and condensate production for the comparable periods also decreased from approximately 2,000 barrels per day to approximately 1,700 barrels per day, and our NGL production decreased from approximately 77,100 gallons per day to approximately 75,400 gallons per day. In total, equivalent production decreased from 92.4 Mmcfed to 83.8 Mmcfed.

Average Sales Prices. For the nine months ended March 31, 2012, the average price of natural gas was $3.40 per thousand cubic feet (“Mcf”), the average price for oil and condensate was $112.53 per barrel and the average price for NGLs was $1.38 per gallon. For the nine months ended March 31, 2011, the average price of natural gas was $4.35 per Mcf, the average price for oil and condensate was $85.80 per barrel and the average price for NGLs was $1.16 per gallon.

Operating Expenses. Lease operating expenses (“LOE”) for the nine months ended March 31, 2012 were approximately $18.6 million, which included Louisiana state severance taxes of approximately $3.2 million. For the nine months ended March 31, 2011, we recorded lease operating expenses of approximately $15.9 million, which included approximately $3.9 million in Louisiana state severance taxes.

Exploration Expense. We reported approximately $0.1 million of exploration expense for the nine months ended March 31, 2012, related to various geological and geophysical activities, seismic data, and delay rentals. For the nine months ended March 31, 2011, we reported exploration expense of approximately $9.8 million. Of this amount, approximately $9.5 million related to our dry hole at Galveston Area 277L and the remaining $0.3 million related to various geological and geophysical activities, seismic data and delay rentals.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the nine months ended March 31, 2012 was approximately $36.2 million. For the nine months ended March 31, 2011, we recorded approximately $40.7 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily attributable to a decrease in production from our Eloise South and Eloise North wells, slightly offset by our Vermilion 170 well which began producing in September 2011.

Impairment of Natural Gas and Oil Properties. For the nine months ended March 31, 2012, no impairment was recognized on our properties. For the nine months ended March 31, 2011, we recorded impairment expense of approximately $1.8 million related to certain offshore leases.

General and Administrative Expenses. General and administrative expenses for the nine months ended March 31, 2012 and the nine months ended March 31, 2011 were approximately $5.8 million and $11.9 million, respectively.

Major components of general and administrative expenses for the nine months ended March 31, 2012 included approximately $0.6 million in State of Louisiana franchise taxes, $3.4 million in salaries and benefits (of which $1.5 million is accrued bonuses), $1.2 million in accounting, tax, legal, engineering and other professional fees, $0.3 million in insurance costs, and $0.3 million related to board of director compensation.

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

Other Income (Expense). We reported other expense of approximately $86,000 for the nine months ended March 31, 2012, compared to other expense of $122,000 for the nine months ended March 31, 2011, both mainly attributable to commitment fees paid under our credit facility.

Capital Resources and Liquidity

Cash From Operating Activities. Cash flows from operating activities provided approximately $56.6 million in cash for the nine months ended March 31, 2012 compared to $94.1 million for the same period in 2011. This decrease in cash provided by operating activities was mainly attributable to the timing of payments of the Company’s obligations.

Cash From Investing Activities. Cash flows used in investing activities for the nine months ended March 31, 2012 were approximately $30.0 million, compared to using $56.8 million in investing activities for the nine months ended March 31, 2011. This decrease in cash used in investing activities was primarily attributable to decreased capital expenditures for drilling and developing wells in 2011.

Cash From Financing Activities. Cash flows used in financing activities for the nine months ended March 31, 2012 were approximately $16.7 million, compared to using approximately $9.7 million for the nine months ended March 31, 2011. This increase in cash used in financing activities was attributable to purchasing more shares of common stock during the nine months ended March 31, 2012 under our publicly announced share repurchase programs.

Capital Budget. Our capital expenditure budget for the next twelve months calls for us to invest approximately $176.1 million from cash on hand and operating cash flows, as follows:

•	We have budgeted to invest approximately $25 million to drill our Ship Shoal 134 (“Eagle”) prospect.

•	We have budgeted to invest approximately $25 million to drill our South Timbalier 75 (“Fang”) prospect.

•	We have budgeted to invest approximately $20 million to drill a wildcat exploration well in the Gulf of Mexico.

•	We have budgeted to invest approximately $82.5 million in Exaro Energy III LLC ($41.3 million of this was invested in April 2012).

•	We have budgeted to invest approximately $8.6 million in Alta Energy (remaining balance of $20 million commitment)

•	We have budgeted to invest approximately $15 million in an onshore shale oil play (remaining balance of $20 million commitment).

Should the Company have exploration success with any of its exploration wells, our capital expenditure budget will be significantly increased.

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

Natural Gas and Oil Reserves

The following table presents our estimated net proved natural gas and oil reserves at March 31, 2012 and June 30, 2011, based on reserve reports generated by William M. Cobb & Associates, Inc. (“Cobb”). The Company believes that having an independent and well respected third-party engineering firm prepare its reserve reports enhances the credibility of its reported reserve estimates. Management is responsible for the reserve estimate disclosures in this filing, and meets regularly with our independent third-party engineer to review these reserve estimates. The qualifications of the technical person at Cobb primarily responsible for overseeing the preparation of the Company’s reserve estimates are set forth below.

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

	Proved Reserves as of
	March 31, 2012	June 30, 2011
Natural Gas (MMcf)	205,048	238,145
Oil, Condensate and Natural Gas Liquids (MBbls)	7,682	9,764

Total proved reserves (Mmcfe)	251,140	296,729

Pre-tax net present value ($000) (discounted at 10%)	$818,043	$981,041
Future income taxes, discounted at 10%	(220,059)	(263,906)

Standardized measure of discounted future net cash flows	$597,984	$717,135

Our proved reserves as of March 31, 2012 are approximately 45.6 billion cubic feet equivalent (“Bcfe”) less than our proved reserves as of June 30, 2011. Of this amount, approximately 23.0 Bcfe is due to production during the nine months ended March 31, 2012, with the remaining 22.6 Bcfe due to a decrease of our Dutch and Mary Rose reserves as a result of new pressure information obtained, partially offset by an increase in our Ship Shoal 263 and Vermilion 170 reserves.

The line item “Pre-tax net present value, discounted at 10%” in the table above, is not intended to represent the current market value of the estimated natural gas and oil reserves we own. The pre-tax net present value of future cash flows attributable to our proved reserves as of March 31, 2012 was based on $3.72 per million British thermal units (“MMbtu”) for natural gas at the NYMEX, $98.33 per barrel of oil at the West Texas Intermediate Posting, and $60.85 per barrel of NGL, while the pre-tax net present value of future cash flows attributable to our proved reserves as of June 30, 2011 was based on $4.25 per MMbtu for natural gas at the NYMEX, $90.27 per barrel of oil at the West Texas Intermediate Posting, and $55.78 per barrel of NGLs, in each case before adjusting for basis, transportation costs and British thermal unit (“BTU”) content. The pre-tax net present value is a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K. The table above reconciles our calculation of pre-tax net present value to the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. Management believes that pre-tax net present value is an important non-GAAP financial measure used by analysts, investors and independent oil and gas producers for evaluating the relative value of oil and natural gas properties and acquisitions because the tax characteristics of comparable companies can differ materially.

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

Share Repurchase Programs

$100 Million Share Repurchase Program

In September 2008, the Company’s board of directors approved a $100 million share repurchase program which concluded in October 2011. All shares were purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases were made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. Repurchased shares of common stock become authorized but unissued shares, and may be issued in the future for general corporate and other purposes.

For the nine months ended March 31, 2012, the Company purchased the below listed shares under its $100 million share repurchase program:

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

$50 Million Share Repurchase Program

On September 28, 2011, the Company’s Board of Directors approved the adoption of a $50 million share repurchase program, effective upon completion of purchases under the Company’s $100 million share repurchase program. The repurchases will be subject to the same terms and conditions as repurchases made under the $100 million share repurchase program. For the nine months ended March 31, 2012, the Company purchased the below listed shares under its $50 million share repurchase program:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part of Publicly Announced $50 Million Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under $50 Million Program
October 3 – 7, 2011	33,163	$54.38	33,163	$48.2 million
December 14, 2011	2,500	$57.21	35,663	$48.1 million

Additionally, in February 2012 the Company net-settled 45,000 stock options from two employees for a total of approximately $465,000. In total, under both share repurchase programs combined, as of April 30, 2012 the Company had purchased 2,192,941 shares of its common stock at an average cost per share of $46.49, and 45,000 stock options, for a total of approximately $102.4 million. As of April 30, 2012, the Company had 15,357,166 shares of common stock outstanding and no options.

Since inception, the Company has purchased 4,920,973 shares of stock and options at an average cost of $23.44 per share.

Credit Facility

On October 22, 2010, the Company completed the arrangement of a secured revolving credit agreement with Amegy Bank (the “Credit Agreement”) to replace its expiring credit agreement with BBVA Compass Bank. The Credit Agreement currently has a $40 million hydrocarbon borrowing base and is available to fund the Company’s exploration and development activities, as well as repurchase shares of common stock and to fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and effective November 1, 2011, a commitment fee of 0.125% is owed on unused borrowing capacity. The Credit Agreement contains customary covenants including limitations on our current ratio and additional indebtedness. As of April 30, 2012, the Company was in compliance with all covenants and had no borrowings outstanding under the Credit Agreement.

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

Our capital investments are primarily focused in offshore Gulf of Mexico exploration prospects, which may result in a total loss of our investment. Furthermore, even our productive wells may not result in profitable operations.

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

Approximately 79% of our proved reserves are assigned to our Dutch and Mary Rose discoveries which have ten producing well bores concentrated in one reservoir on one field, and are producing through two production platforms. Reserve assessments based on only ten well bores in one reservoir are subject to significantly greater risk of being shut-in for a variety of weather, platform and pipeline difficulties. In addition, the risk of a downward revision in our reserve estimates is also greater.

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

All of our natural gas and oil is transported through gathering systems, pipelines and processing plants. Transportation capacity on gathering system pipelines and platforms is occasionally limited and at times unavailable due to repairs or improvements being made to these facilities or due to capacity being utilized by other natural gas or oil shippers that may have priority transportation agreements. If the gathering systems, processing plants, platforms or our transportation capacity is materially restricted or is unavailable in the future, our ability to market our natural gas or oil could be impaired and cash flow from the affected properties could be reduced, which could have a material adverse effect on our financial condition and results of operations. Further, repeated shut-ins of our wells could result in damage to our well bores that would impair our ability to produce from these wells and could result in additional wells being required to produce our reserves.

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

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

It is customary in our industry to recover natural gas and oil from shale and other formations through the use of horizontal drilling combined with hydraulic fracturing. Hydraulic fracturing is the process of creating or expanding cracks, or fractures, in formations using water, sand and other additives pumped under high pressure into the formation. We intend to use hydraulic fracturing as a means to increase the productivity of the onshore wells that we drill and complete.

The hydraulic fracturing process is typically regulated by state oil and natural gas commissions. Several states, including Pennsylvania, Texas, Colorado, Montana, New Mexico and Wyoming, have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, public disclosure, and/or well construction requirements on hydraulic fracturing operations. In addition to state laws, some local municipalities have adopted or are considering adopting land use restrictions, such as city ordinances, that may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular.

Additionally, the EPA has asserted federal regulatory authority over hydraulic fracturing activities involving diesel fuel (specifically, when diesel fuel is utilized in the stimulation fluid) under the Safe Drinking Water Act and is completing the process of drafting guidance documents related to this newly asserted regulatory authority. There are also certain governmental reviews either underway or being proposed that focus on shale and other formation completion and production practices, including hydraulic fracturing. Depending on the outcome of these studies, federal and state legislatures and agencies may seek to further regulate such activities. The EPA has published proposed New Source Performance Standards (NSPS) and National Emissions Standards for Hazardous Air Pollutants (NESHAP) that, if adopted as proposed, would amend existing NSPS and NESHAP standards for oil and gas facilities as well as create new NSPS standards for oil and gas production, transmission and distribution facilities. The EPA has also proposed regulations focused on reducing emissions of certain air pollutants by the oil and gas industry, including volatile organic compounds, sulfur dioxide and certain air toxics.

Certain environmental and other groups have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process. We cannot predict whether additional federal, state or local laws or regulations will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. If additional levels of regulation or permitting requirements were imposed through the adoption of new laws and regulations, our business and operations could be subject to delays, increased operating and compliance costs and process prohibitions.

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

We are highly dependent on our management team, JEX, our exploration partners and third-party consultants and engineers, and any failure to retain the services of such parties could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies.

The successful implementation of our business strategy and handling of other issues integral to the fulfillment of our business strategy is highly dependent on our management team, as well as certain key geoscientists, geologists, engineers and other professionals engaged by us. We are highly dependent on the services provided by JEX. The loss of key members of our management team, JEX or other highly qualified technical professionals could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies which may have a material adverse effect on our business, financial condition and operating results.

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

As of March 31, 2012, we had approximately $159.9 million in cash and no debt. The overnight T-bill investment rate for the nine months ended March 31, 2012 averaged approximately 0.01%, which would generate investment income for the quarter of approximately $4,000. This level of interest income is insufficient to pay the administrative costs associated with tracking and recording the income earned. For this reason we keep all of our cash in non-interest bearing accounts which are backed by the full faith of the U.S. Government. Companies which borrow money are able to do so at extremely low rates and thereby may benefit from today’s low level of interest rates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Rating Risk. As of April 30, 2012, we had no long-term debt subject to the risk of loss associated with movements in interest rates.

As of March 31, 2012, we had approximately $159.9 million in cash and cash equivalents, all of which was held in non-interest bearing accounts. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of March 31, 2012, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the nine months ended March 31, 2012, a 10% fluctuation in the prices received for natural gas and oil production would impact our revenues by approximately $13.9 million. It could also lead to impairment of our natural gas and oil properties.

Item 4. Controls and Procedures

Kenneth R. Peak, our Chairman and Chief Executive Officer, together with our Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012. Based upon that evaluation, the Company’s management concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Contango Oil & Gas Company. (1)

3.2	Bylaws of Contango Oil & Gas Company. (1)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (1)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (2)

4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (3)

10.1	Second Amended and Restated Credit Agreement dated as of October 1, 2010 among Contango Oil & Gas Company, Contango Operators, Inc. and Amegy Bank National Association, as Administrative Agent and Letter of Credit Issuer, together with First Amendment to Second Amended and Restated Credit Agreement dated October 20, 2010 among Contango Oil & Gas Company, Contango Operators, Inc. and Amegy Bank National Association. (4)

10.2	Purchase and Sale Agreement between Juneau Exploration, L.P. and Contango Operators, Inc. dated October 1, 2010. (5)

10.3	First Amended and Restated Limited Liability Company Agreement dated as of March 31, 2012. (6)

10.4	Advisory Agreement between Contango Oil & Gas Company and Juneau Exploration, L.P., dated as of April 5, 2012. (7)

23.1	Consent of William M. Cobb & Associates, Inc. †

31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101	Interactive Data Files †

†	Filed herewith.
1.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
3.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
4.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 20, 2010, as filed with the Securities and Exchange Commission on October 25, 2010.
5.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2010, dated November 9, 2010, as filed with the Securities and Exchange Commission.
6.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of March 31, 2012, as filed with the Securities and Exchange Commission on April 5, 2012.
7.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of April 10, 2012, as filed with the Securities and Exchange Commission on April 11, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: May 9, 2012	By:	/S/ KENNETH R. PEAK
Kenneth R. Peak Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2012	By:	/S/ SERGIO CASTRO
Sergio Castro Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Date: May 9, 2012	By:	/S/ YAROSLAVA MAKALSKAYA
Yaroslava Makalskaya Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)