Form 10-K
period 2012-06-30
CONTANGO OIL & GAS CO
filed 2012-08-29
CIK 1071993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012

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
(713) 960-1901
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.04 per share	NYSE MKT
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [    ]    No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [    ]    No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [    ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]    No [    ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  [X]    Accelerated filer  [    ]    Non-accelerated filer  [    ]    Smaller reporting company  [    ]
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X]
At December 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of shares of such common stock as reported on the NYSE MKT was $745,499,902. As of August 24, 2012, there were 15,292,448 shares of the registrant’s common stock outstanding.
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
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2012

i

ii

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

•	The timing and successful drilling and completion of natural gas and oil wells

•	Availability of capital and the ability to repay indebtedness when due

•	Availability of rigs and other operating equipment

•	Ability to receive Bureau of Safety and Environmental Enforcement permits on a time schedule that permits the Company to operate efficiently

•	Ability to raise capital to fund capital expenditures

•	Timely and full receipt of sale proceeds from the sale of our production

•	The ability to find, acquire, market, develop and produce new natural gas and oil properties

•	Interest rate volatility

•	Zero or near-zero interest rates

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures

•	Operating hazards attendant to the natural gas and oil business

•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance

•	Potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps

•	Weather

•	Availability and cost of material and equipment

•	Delays in anticipated start-up dates

•	Actions or inactions of third-party operators of our properties

•	Actions or inactions of third-party operators of pipelines or processing facilities

•	The ability to find and retain skilled personnel

•	Strength and financial resources of competitors

•	Federal and state regulatory developments and approvals

•	Environmental risks

•	Worldwide economic conditions

•	The ability to construct and operate offshore infrastructure, including pipeline and production facilities

•	The continued compliance by the Company with various pipeline and gas processing plant specifications for the gas and condensate produced by the Company

•	Drilling and operating costs, production rates and ultimate reserve recoveries in our Eugene Island 10 (“Dutch”) and state of Louisiana (“Mary Rose”) acreage

•	Restrictions on permitting activities

•	Expanded rigorous monitoring and testing requirements

•	Legislation that may regulate drilling activities and increase or remove liability caps for claims of damages from oil spills

•	Ability to obtain insurance coverage on commercially reasonable terms

•	Accidental spills, blowouts and pipeline ruptures

•	Impact of new and potential legislative and regulatory changes on Gulf of Mexico operating and safety standards
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

iii

PART I
Item 1. Business
Overview
Contango is a Houston-based, independent natural gas and oil company. The Company’s core business is to explore, develop, produce and acquire natural gas and oil properties onshore and offshore in the Gulf of Mexico in water-depths of less than 300 feet. Contango Operators, Inc. (“COI”), our wholly-owned subsidiary, acts as operator on our properties.
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
Using our limited capital availability to increase our reward/risk potential on selective prospects. We have concentrated our risk investment capital in the exploration of i) offshore Gulf of Mexico prospects and ii) conventional and unconventional onshore plays. Exploration prospects are inherently risky as they require large amounts of capital with no guarantee of success. COI drills and operates our prospects. Should we be successful in any of our offshore prospects, we will have the opportunity to spend significantly more capital to complete development and bring the discovery to producing status.
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
Controlling general and administrative and geological and geophysical costs. Our goal is to be among the most efficient in the industry in revenue and profit per employee and among the lowest in general and administrative costs. We have ten employees. We plan to continue outsourcing our geological, geophysical, and reservoir engineering and land functions, and partnering with cost efficient operators.
Structuring incentives to drive behavior. We believe that equity ownership aligns the interests of our employees and stockholders. Our directors and executive officers beneficially own or have voting control over approximately 17% of our common stock.

Exploration Alliance with JEX
JEX is a private company formed for the purpose of generating offshore and onshore domestic natural gas and oil prospects. Additionally, JEX can generate offshore prospects through our 32.3% owned affiliated company, Republic Exploration LLC ("REX"). In addition to generating new prospects, JEX occasionally evaluates offshore and onshore exploration prospects generated by third-party independent companies for us to purchase. Once we have purchased a prospect from JEX, REX or a third-party, we have historically entered into participation agreements and joint operating agreements, which specify each participant’s working interest, net revenue interest, and describe when such interests are earned, as well as allocate an overriding royalty interest of up to 3.33% to benefit employees of JEX. See Note 13 - Related Party Transactions for a detailed description of our transactions with JEX and REX.
On April 10, 2012, the Company announced that Mr. Brad Juneau, the sole manager of the general partner of JEX, had joined the Company’s board of directors and that the Company had entered into an advisory agreement with JEX (the "Advisory Agreement"), whereby in addition to generating and evaluating offshore and onshore exploration prospects for the Company, JEX will direct Contango’s staff on operational matters including drilling, completions and production. Pursuant to the Advisory Agreement, JEX will be paid an annual fee of $2 million and JEX, or employees of JEX, will continue to be eligible to receive overriding royalty interests, carried interests and certain back-in rights.

Offshore Gulf of Mexico Activities
Contango, through its wholly-owned subsidiary, COI and its partially-owned affiliate, REX, conducts exploration activities in the Gulf of Mexico. COI drills, and operates our wells in the Gulf of Mexico, as well as attends lease sales and acquires leasehold acreage. Additionally, COI may acquire significant working interests in offshore exploration and development opportunities in the Gulf of Mexico, under farm-out agreements, or similar agreements, with REX, JEX and/or other third parties.

As of August 24, 2012, the Company's offshore production was approximately 83.5 million cubic feet equivalent per day ("Mmcfed"), net to Contango, which consists mainly of seven federal and five state of Louisiana wells in the shallow waters of the Gulf of Mexico. These 12 operated wells produce via the following four platforms:
Eugene Island 24 Platform
This third-party owned and operated production platform at Eugene Island 24 was designed with a capacity of 100 million cubic feet per day ("Mmcfd") and 3,000 barrels of oil per day ("bopd"). This platform services production from the Company’s Dutch #1, #2 and #3 federal wells. From this platform, the gas flows through an American Midstream pipeline into a third-party owned and operated on-shore processing facility at Burns Point, Louisiana, and the condensate flows via an ExxonMobil pipeline to on-shore markets and multiple refineries. As of August 24, 2012, we were producing approximately 22.5 Mmcfed, net to Contango, from this platform.
The Company recently finished laying 6" auxiliary flowlines from the Dutch #1, #2, and #3 wells to our Eugene Island 11 Platform (see below) and is in the process of redirecting production from the Eugene Island 24 Platform to the Eugene Island 11 Platform. Our cost estimate for the installation of these three flowlines is $2.5 million, net to Contango. As of June 30, 2012, the Company had incurred approximately $0.8 million to install these flowlines.
Eugene Island 11 Platform
Our Company-owned and operated platform at Eugene Island 11 was designed with a capacity of 500 Mmcfd and 6,000 bopd. In September 2010 the Company installed a companion platform and two pipelines adjacent to the Eugene Island 11 platform to be able to access alternate markets. These platforms service production from the Company’s five Mary Rose wells which are all located in state of Louisiana waters, as well as our Dutch #4 and Dutch #5 wells which are both located in federal waters. From these platforms, we can flow our gas to an American Midstream pipeline via our 8” pipeline and from there to a third-party owned and operated on-shore processing facility at Burns Point, Louisiana. We can flow our condensate via an ExxonMobil pipeline to on-shore markets and multiple refineries.
Alternatively, our gas and condensate can flow to our Eugene Island 63 auxiliary platform via our 20” pipeline, which has been designed with a capacity of 330 Mmcfd and 6,000 bopd, and from there to third-party owned and operated on-shore processing facilities near Patterson, Louisiana, via an ANR pipeline. As of August 24, 2012, we were producing approximately 44.6 Mmcfed, net to Contango, from this platform.
Based on production and decline rates, the Company has recently determined the need to place its Dutch and Mary Rose wells on compression in 2013. The Company is in the process of designing and building a large turbine type compressor for the platform at an estimated cost of $6.8 million, net to Contango. This compressor will be of sufficient capacity to service all ten of the Company's Dutch and Mary Rose wells. As of June 30, 2012, the Company had incurred approximately $2.3 million to design and build the compressor, which is expected to be installed in June 2013.
Ship Shoal 263 Platform
Our Company-owned and operated platform at Ship Shoal 263 was designed with a capacity of 40 Mmcfd and 5,000 bopd. This platform services natural gas and condensate production from our Nautilus well, which flows via the Transcontinental Gas Pipeline to onshore processing plants. As of August 24, 2012, we were producing approximately 3.0 Mmcfed, net to Contango, from this platform.
Effective October 1, 2010, the Company purchased an additional 7.5% working interest and 6.0% net revenue interest in Ship Shoal 263 for approximately $7.5 million from JEX. The Company now owns a 100% working interest and 80% net revenue interest in this well and platform.

Vermilion 170 Platform
Our Company-owned and operated platform at Vermilion 170 was designed with a capacity of 60 Mmcfd and 2,000 bopd. This platform services natural gas and condensate production from our Swimmy well, which flows via the Sea Robin Pipeline to onshore processing plants. As of August 24, 2012, we were producing approximately 13.4 Mmcfed, net to Contango, from this platform.
Based on current production and decline rates, the Company has determined the need to place its Vermilion 170 well on compression in 2013, at a cost of $1.4 million, net to Contango. As of June 30, 2012, the Company had incurred approximately $0.4 million to design and build a compressor to service its Swimmy well, which is expected to be completed in late 2012.
Other Activities
On July 10, 2012 we spud our South Timbalier 75 prospect ("Fang") with the Spartan 303 rig. The Company farmed-in this prospect in August 2011 from an independent third party. We have a 100% working interest in this wildcat exploration prospect, subject to back-ins if successful, and have budgeted to invest approximately $28.0 million to drill this well. As of June 30, 2012, the Company had invested approximately $0.4 million in Fang, which includes leasehold costs.
On July 3, 2012, we spud our Ship Shoal 134 prospect ("Eagle") with the Hercules 205 rig. The Company purchased the deep mineral rights on Ship Shoal 134 from an independent third-party effective February 24, 2011. We have a 100% working interest in this wildcat exploration prospect, subject to back-ins if successful, and have budgeted approximately $25.0 million to drill this well. As of June 30, 2012, the Company had invested approximately $6.5 million in Eagle, which includes leasehold costs. We expect to know the drilling results of both the Eagle and Fang wells by November 2012.
On June 20, 2012, the Company was the apparent high bidder on six lease blocks at the Central Gulf of Mexico Lease Sale 216/222. The Company bid an aggregate amount of approximately $11 million on the following six blocks:

•	East Cameron 124

•	Eugene Island 31

•	Eugene Island 260

•	Ship Shoal 83

•	Ship Shoal 255

•	South Timbalier 110
An apparent high bid (“AHB”) is subject to Outer Continental Shelf (“OCS”) Bid Adequacy Review. The Bureau of Ocean Energy Management (“BOEM”) (formerly the Minerals Management Service) may reject all bids for a given tract. The BOEM review process can take up to 90 days. Upon approval from the BOEM, our plan is to promptly obtain permits to drill these prospects and to drill them in 2013 and 2014. The Company will have a 100% working interest in these prospects, subject to back-ins if successful. In August 2012, the Company was notified that it had been awarded East Cameron 124, Eugene Island 31, Ship Shoal 83 and South Timbalier 110 effective September 1, 2012.

On March 1, 2012, the Company was awarded Brazos Area 543 by the BOEM, which was bid on at the Western Gulf of Mexico Lease Sale No. 218 held on December 14, 2011. As of June 30, 2012, the Company had invested approximately $0.4 million in Brazos Area 543, which includes leasehold costs.

In June 2011, we completed a workover of our Eloise North well at a cost of approximately $1.8 million, net to Contango, which enabled us to continue producing from the lower Rob-L sands. In October 2011, we commenced a workover of our Eloise North well to recomplete the well in the upper Rob-L sands. During the workover, the Company experienced difficulties and unexpected delays due to malfunctioning production tree valves, coiled tubing equipment failures, weather delays, and stuck equipment in the tubing. As a result, the Company plugged the Rob-L sands in January 2012 and recompleted uphole in the Cib-Op sands as our Mary Rose #5 well, at a cost of approximately $0.5 million, net to Contango, based on the new higher ownership percentage and inclusive of a required well cost adjustment. The Mary Rose #5 well began producing on January 26, 2012 and by mid-March 2012 had stopped again. We are currently flowing the well intermittently until we can install compression in 2013.

On December 21, 2011, the Company purchased an additional 3.66% working interest (2.67% net revenue interest) in
Mary Rose #5 (previously Eloise North) for approximately $0.2 million from an existing partner. This purchase brings the Company’s working interest and net revenue interest in Mary Rose #5 to 37.80% and 27.59%, respectively.

In July 2011, we recompleted our Eloise South well uphole in the Cib-Op sands as our Dutch #5 well, at a cost of approximately $5.7 million, net to Contango. The Company has a 47.05% working interest (38.1% net revenue interest) in Dutch #5. In addition to this $5.7 million, the Dutch #5 well owners purchased the Eloise South well bore from the Eloise South well owners (the “Well Cost Adjustment”). The Company invested a net of approximately $2.3 million related to this Well Cost Adjustment.
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

Republic Exploration LLC
In his capacity as sole manager of the general partner of JEX, Mr. Juneau also controls the activities of REX, an entity owned 34.4% by JEX, 32.3% by Contango, and 33.3% by a third party which contributed other assets to REX. REX generates and evaluates offshore exploration prospects and has historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant’s working interest, net revenue interest, and describe when such interests are earned, as well as allocate an overriding royalty interest ("ORRI") of up to 3.33% to benefit the employees of JEX. The Company proportionately consolidates the results of REX in its consolidated financial statements.

West Delta 36, a REX prospect, is operated by a third party. The Company depends on a third-party operator for the operation and maintenance of this production platform. As of August 24, 2012, the well was in the process of being recompleted uphole, at a cost of approximately $0.1 million, net to Contango. REX has a 25.0% working interest (“WI”), and a 20.0% net revenue interest (“NRI”), in this well.
Contango Offshore Exploration LLC
Prior to its dissolution on June 1, 2010, in his capacity as sole manager of the general partner of JEX, Mr. Juneau controlled the activities of Contango Offshore Exploration LLC ("COE"), an entity then owned 65.63% by Contango and 34.37% by JEX. COE generated and evaluated offshore exploration prospects and had historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specified each participant’s working interest, net revenue interest, and described when such interests were earned, as well as allocate an overriding royalty interest ("ORRI") of up to 3.33% to benefit the employees of JEX. The Company proportionately consolidated the results of COE in its consolidated financial statements.
Immediately prior to its dissolution, COE owed the Company $5.9 million in principal and interest under a promissory note (the “COE Note”) payable on demand. In connection with the dissolution, the Company assumed its 65.6% share of the obligation under the COE Note, while JEX assumed the remaining 34.4%, or approximately $2 million. This $2 million was paid back to the Company during the fiscal year ended June 30, 2011.
Offshore Properties
During the fiscal year ended June 30, 2012, State Lease 19396 expired and was returned to the state of Louisiana. During the fiscal year ended June 30, 2011, the Company relinquished 12 lease blocks to the BOEM, and allowed two additional lease blocks to expire in accordance with their terms.
Producing Properties. The following table sets forth the interests owned by Contango through its affiliated entities in the Gulf of Mexico which were capable of producing natural gas or oil as of August 24, 2012:

Area/Block	WI	NRI	Status
Eugene Island 10 #D-1 (Dutch #1)	47.05%	38.1%	Producing
Eugene Island 10 #E-1 (Dutch #2)	47.05%	38.1%	Producing
Eugene Island 10 #F-1 (Dutch #3)	47.05%	38.1%	Producing
Eugene Island 10 #G-1 (Dutch #4)	47.05%	38.1%	Producing
Eugene Island 10 #I-1 (Dutch #5)	47.05%	38.1%	Producing
S-L 18640 #1 (Mary Rose #1)	53.21%	40.5%	Producing
S-L 19266 #1 (Mary Rose #2)	53.21%	38.7%	Producing
S-L 19266 #2 (Mary Rose #3)	53.21%	38.7%	Producing
S-L 18860 #1 (Mary Rose #4)	34.58%	25.5%	Producing
S-L 19266 #3 and S-L 19261 (Mary Rose #5)	37.80%	27.6%	Intermittent
Ship Shoal 263 (Nautilus)	100.00%	80.0%	Producing
Vermilion 170 (Swimmy)	87.24%	68.0%	Producing
West Delta 36 (via REX)	8.1%	6.5%	Producing
Leases. The following table sets forth the interests owned by Contango through its related entities in leases in the Gulf of Mexico as of August 24, 2012:

Area/Block	WI	Lease Date	Expiration Date
Eugene Island 11	53.21%	Dec 07	Dec-12
East Breaks 369 (1)	(2)	Dec-03	Dec-13
South Timbalier 97 (via REX)	32.30%	Jun-09	Jun-14
Ship Shoal 121	100.00%	Jul-10	Jul-15
Ship Shoal 122	100.00%	Jul-10	Jul-15
Brazos Area 543	100.00%	Mar-12	Mar-17
Ship Shoal 134	100.00%	(3)	(3)
South Timbalier 75	100.00%	(4)	(4)

(1)	Dry Hole

(2)	Farm-out. COI retains a 2.41% ORRI

(3)	Purchased deep rights. Currently drilling
(4) Farm-in. Currently drilling. Will earn lease once production begins (if successful)

Onshore Exploration and Properties
Alta Investments
On April 12, 2011, the Company announced a commitment to invest up to $20 million over two years in Alta Energy Canada Partnership (“Alta Energy”), a venture that will acquire, explore, develop and operate onshore unconventional oil and natural gas shale assets. As of August 24, 2012, we had invested approximately $12.3 million in Alta Energy to purchase over 60,000 acres in the Kaybob Duvernay, a liquids rich shale play in Alberta, Canada. Alta Energy has built one of the largest acreage blocks in the core of the play. Alta Energy drilled and cored its first vertical well in 17 days which is highly competitive with offset operators. Alta Energy has drilled three vertical test wells and has taken whole cores on two of those.

Offsetting activity in the Kaybob Duvernay continues to provide encouraging early results.  With four horizontal well results available, initial production began with 508 barrels of oil equivalent per day ("Boed") for the first well and continuously improved to 2,123 Boed for the fourth well which tested 7.7 MMcfd and 839 Bbls per day. Condensate yields continue to rise to close to 100 bbls/MMcf plus encouraging amounts of NGL's.  We expect an active summer of offsetting activity with additional information being slowly provided by competitors to the market. Alta Energy began its summer drilling program which included spudding Alta's first horizontal well. Contango has a 2% interest in Alta Energy and a 5% interest in the Kaybob Duvernay project.

Exaro Energy III LLC

On April 9, 2012, the Company announced that through its wholly-owned subsidiary, Contaro Company, it had entered into a Limited Liability Company Agreement (the “LLC Agreement”) to form Exaro Energy III LLC (“Exaro”). Pursuant to the LLC Agreement, the Company has committed to invest up to $82.5 million in cash in Exaro over the next five years together with other parties for an aggregate commitment of $182.5 million. The Company owns approximately a 45% interest in Exaro, subject to terms allowing another party to acquire up to $15 million of the Company’s commitment, which would decrease the Company’s interest in Exaro to approximately 37%.

As of June 30, 2012, the Company had invested approximately $41.3 million in Exaro. Exaro has entered into an Earning and Development Agreement (the “EDA Agreement”) with Encana Oil & Gas (USA) Inc. (“Encana”) to provide funding of up to $380 million to continue the development drilling program in a defined area of Encana’s Jonah field asset located in Sublette County, Wyoming. This funding will be comprised of the $182.5 million investment detailed above, debt, and cash flow from operations. Encana will continue to be the operator of the field and upon investing the full amount of the $380 million, Exaro will have earned 32.5% of Encana’s working interest in a defined joint venture area that comprises approximately 5,760 gross acres.

The Exaro-Encana venture currently has three rigs drilling, has completed five wells to date and achieved first production during mid-June 2012.  The drilling project is progressing on schedule. As of June 30, 2012, there were no material natural gas or oil reserves associated with our investment in Exaro. During the period from inception to June 30, 2012, Exaro incurred a loss of approximately $1.5 million, of which approximately $0.5 million was recognized in the Company's consolidated statement of operations (net of $0.2 million in taxes) for the fiscal year ended June 30, 2012.

Tuscaloosa Marine Shale

As of August 24, 2012, the Company had invested approximately $8.7 million to lease approximately 25,000 acres in the Tuscaloosa Marine Shale ("TMS"), a shale play in central Louisiana and Mississippi. The TMS is an oil focused play and we intend to watch the play develop before we commit to drilling any exploratory wells. We do, however, plan to participate in outside operated wells with a small working interest prior to initiating an operated, high interest drilling program.
Jim Hogg County, Texas
We have entered into a letter agreement with a large south Texas mineral owner outlining the general terms and conditions of an exploration program involving acreage in Jim Hogg County, Texas. As of August 24, 2012, we had paid approximately $1.2 million into this exploration program.
Discontinued Operations
Joint Venture Assets
In October 2009, the Company entered into a joint venture with Patara Oil & Gas LLC ("Patara") to develop proved undeveloped Cotton Valley gas reserves in Panola County, Texas. B.A. Berilgen, a member of the Company’s board of directors, is the Chief Executive Officer of Patara. On May 13, 2011, the Company sold to Patara its 90% interest and 5% overriding royalty interest in the 21 wells drilled under this joint venture for approximately $36.2 million and recognized a pre-tax loss of approximately $0.7 million. These 21 wells had proved reserves of approximately 16.7 Bcfe, net to Contango. The Company accounted for this sale as discontinued operations as of June 30, 2011 and has included the results of the joint venture operations in discontinued operations for all periods presented.
Rexer Assets
On May 13, 2011, the Company sold to Patara 100% of its interest in Rexer #1 and 75% of its interest in Rexer-Tusa #2 for approximately $2.5 million and recognized a pre-tax loss of approximately $0.3 million. Rexer #1 was a wildcat exploration well that was spud in June 2010 and began producing in October 2010. This well had proved reserves of approximately 0.5 Bcfe, net to Contango.
The remaining 25% working interest in Rexer-Tusa #2 was sold to Patara in October 2011 for $10,000. Rexer-Tusa #2 was a wildcat exploration well that was spud in May 2011. This well had no proved reserves at the time of sale. The Company has accounted for the sale of Rexer #1 and Rexer-Tusa #2 as discontinued operations as of December 31, 2011 and has included the results of these operations in discontinued operations for all periods presented.
Contango Mining Company
Contango Mining Company (“Contango Mining”), a wholly-owned subsidiary of the Company and the predecessor to Contango ORE, Inc. (“CORE”), was initially formed on October 15, 2009 as a Delaware corporation registered to do business in Alaska for the purpose of engaging in exploration in the State of Alaska for (i) gold and associated minerals and (ii) rare earth elements. Contango Mining held leasehold interests in approximately 675,000 acres from the Tetlin Village Council, the council formed by the governing body for the Native Village of Tetlin, an Alaska Native Tribe, as well as additional acres in unpatented Federal and State of Alaska mining claims for the exploration of gold deposits and associated minerals and rare earth elements (collectively, the “Properties”).

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
Marketing and Pricing
The Company currently derives its revenue principally from the sale of natural gas and oil. As a result, the Company’s revenues are determined, to a large degree, by prevailing natural gas and oil prices. The Company currently sells its natural gas and oil on the open market at prevailing market prices. Major purchasers of our natural gas, oil and natural gas liquids for the fiscal year ended June 30, 2012 were Shell Trading US Company (25%), NJR Energy Services (13%), ConocoPhillips Company (22%), Exxon Mobil Oil Corporation (11%), Enterprise Products Operating LLC (14%), and TransLouisiana Gas Pipeline Inc. (8%). Market prices are dictated by supply and demand, and the Company cannot predict or control the price it receives for its natural gas and oil. The Company has outsourced the marketing of its offshore natural gas and oil production volume to a privately-held third party marketing firm.
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
Impact of Deepwater Horizon Incident. In April 2010, the deepwater Gulf of Mexico drilling rig Deepwater Horizon, engaged in drilling operations for another operator, sank after an apparent blowout and fire. The accident resulted in the loss of life and a significant oil spill and highlighted the dangers associated with exploration and production activities.

The legislative and regulatory response to the Deepwater Horizon Incident is ongoing. In 2010, the US Department of the Interior issued new rules designed to improve drilling and workplace safety, and various Congressional committees began pursuing legislation to greater regulate drilling activities and increase liability. In January 2011, the President’s National Commission on the Deepwater Horizon Oil Spill and Offshore Drilling released its report, recommending that the federal government require additional regulation and an increase in liability caps.

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

Additional legislation or regulation is being discussed which could require each company doing business in the Gulf of Mexico to establish and maintain a higher level of financial responsibility under its Certificate of Financial Responsibility ("COFR"), a certificate required under the Oil Pollution Act of 1990 which evidences a company’s financial ability to pay for cleanup and damages caused by oil spills. There have also been discussions regarding the establishment of a new industry mutual fund in which companies would be required to participate and which would be available to pay for consequential damages arising from an oil spill. These and/or other legislative or regulatory changes could require us to maintain a certain level of financial strength and may reduce our financial flexibility.

Future legislation or regulation is also likely to result in substantial increases in civil or criminal fines or sanctions. Such fines or sanctions could well exceed the actual cost of containment and cleanup associated with a well incident or spill. We are monitoring legislative and regulatory developments; however, the full legislative and regulatory response to the Deepwater Horizon Incident is not yet fully known.

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
The BOEM administers the natural gas and oil leases held by the Company on federal onshore lands and offshore tracts in the Outer Continental Shelf. The BOEM holds a royalty interest in these federal leases on behalf of the federal government. While the royalty interest percentage is fixed at the time that the lease is entered into, from time to time the BOEM changes or reinterprets the applicable regulations governing its royalty interests, and such action can indirectly affect the actual royalty obligation that the Company is required to pay. However, the Company believes that the regulations generally do not impact the Company to any greater extent than other similarly situated producers. At the end of lease operations, oil and gas lessees must plug and abandon wells, remove platforms and other facilities, and clear the lease site sea floor. The BOEM requires companies operating on the Outer Continental Shelf to obtain surety bonds to ensure performance of these obligations. As an operator, the Company is required to obtain surety bonds of $200,000 per lease for exploration and $500,000 per lease for developmental activities.
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
For our Gulf of Mexico operations, we have a Regional Oil Spill Plan in place with the BOEM. Our response team is trained annually and is tested through annual spill drills given by the BOEM. In addition, we have in place a contract with O’Brien’s Response Management (“O’Brien’s”). O’Brien’s maintains a 24/7 manned incident command center located in Slidell, LA. Upon the occurrence of an oil spill, the Company’s spill program is initiated by notifying O’Brien’s that we have an emergency. While the Company would focus on source control of the spill, O’Brien’s would handle all communication with state and federal agencies as well as U.S. Coast Guard notifications.
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
Our SEMS program identifies, addresses, and manages safety, environmental hazards, and its impacts during the design, construction, start-up, operation, inspection, and maintenance of all new and existing facilities. The Company has established goals, performance measures, training, accountability for its implementation, and provides necessary resources for an effective SEMS, as well as reviews the adequacy and effectiveness of the SEMS program. Facilities must be designed, constructed, maintained, monitored, and operated in a manner compatible with industry codes, consensus standards, and all applicable governmental regulations. We have contracted with Island Technologies Inc. to manage our SEMS program for production operations.
The BSEE will enforce the SEMS requirements through audits. We must have our SEMS program audited by either an independent third-party or our designated and qualified personnel within 2 years of the initial implementation and at least once every 3 years thereafter. Failure of an audit may force us to shut-in our Gulf of Mexico operations.
Employees
We have ten employees, all of whom are full time. The Company outsources its human resources function to Insperity, Inc. and all of the Company’s employees are co-employees of Insperity, Inc. In addition to our employees, we use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We are dependent on JEX for prospect generation, evaluation and prospect leasing. As a working interest owner, we rely on outside operators to drill, produce and market our natural gas and oil for our onshore prospects and certain offshore prospects where we are a non-operator. In the offshore prospects where we are the operator, we currently rely on a turn-key contractor to drill and rely on independent contractors to produce and market our natural gas and oil. In addition, we utilize the services of independent contractors to perform field and on-site drilling and production operation services and independent third party engineering firms to calculate our reserves.
Directors and Executive Officers
The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Kenneth R. Peak	67	Chairman and Director
Brad Juneau	52	President, Acting Chief Executive Officer and Director
Sergio Castro	43	Vice President, Chief Financial Officer, Treasurer and Secretary
Yaroslava Makalskaya	43	Vice President, Controller and Chief Accounting Officer
Marc L. Duncan	59	Vice Chairman of Operating Committee; Safety, Environmental and Regulatory Compliance Officer (SEARCO)
Charles A. Cambron	45	Vice President - Drilling
Michael J. Autin	53	Vice President - Production
B.A. Berilgen	64	Director
Jay D. Brehmer	47	Director
Charles M. Reimer	67	Director
Steven L. Schoonover	67	Director
Kenneth R. Peak. Mr. Peak is the founder of the Company and has been Chairman and Chief Executive Officer since its formation in September 1999. In August 2012, Mr. Peak received a medical leave of absence from the Company for up to six months and Mr. Juneau was elected President and Acting Chief Executive Officer. Mr. Peak entered the energy industry in 1973 as a commercial banker and held a variety of financial and executive positions in the oil and gas industry prior to starting Contango in 1999. Mr. Peak served as an officer in the U.S. Navy from 1968 to 1971. Mr. Peak received a BS in physics from Ohio University in 1967, and an MBA from Columbia University in 1972. He currently serves as a director of Patterson-UTI Energy, Inc., a provider of onshore contract drilling services to exploration and production companies in North America, and Contango ORE, Inc., an exploration stage company involved in the exploration of gold and associated minerals and rare earth elements in the state of Alaska.
Brad Juneau. Mr. Juneau was elected a director of Contango in April 2012 and President and Acting Chief Executive Officer in August 2012.  Mr. Juneau is the sole manager of the general partner of JEX, a company involved in the generation of natural gas and oil prospects.  Prior to forming Juneau Exploration in 1998, Mr. Juneau served as senior vice president of exploration for Zilkha Energy Company from 1987 to 1998. Prior to joining Zilkha Energy Company, Mr. Juneau served as staff petroleum engineer with Texas International Company for three years, where his principal responsibilities included reservoir engineering, as well as acquisitions and evaluations. Prior to that, he was a production engineer with Enserch Corporation in Oklahoma City. Mr. Juneau holds a BS degree in petroleum engineering from Louisiana State University. Mr. Juneau was also elected President, Acting Chief Executive Officer and director of Contango ORE, Inc. in August 2012.
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

Yaroslava Makalskaya. Ms. Makalskaya joined Contango in March 2010 and was appointed Vice President, Controller and Chief Accounting Officer in June 2010. Ms. Makalskaya has approximately 20 years of experience in accounting and finance, including 13 years in public accounting. Prior to joining Contango, Ms. Makalskaya was a director in the Transaction Services practice at PricewaterhouseCoopers, where she assisted clients with M&A transactions as well as advised clients with complex accounting and financial reporting issues. Prior to July 2008 Ms. Makalskaya was a Senior Manager in the audit practices of PricewaterhouseCoopers and Arthur Andersen, where her clients included many US and international companies in energy, utilities, mining and other sectors. Ms. Makalskaya holds a MS degree in Economics from Novosibirsk State University in Russia. Ms. Makalskaya is a CPA.
Marc L. Duncan. Mr. Duncan joined Contango in June 2005 as President and Chief Operating Officer of Contango Operators, Inc. and was appointed President and Chief Operating Officer of Contango Oil & Gas Company in October 2006 until December 2010. In December 2010 Mr. Duncan was appointed as the Company’s Safety, Environmental and Regulatory Compliance Officer (“SEARCO”) and Vice Chairman of the Operating Committee. Mr. Duncan has over 38 years of experience in the energy industry and has held a variety of domestic and international engineering and senior-level operations management positions relating to natural gas and oil exploration, project development, and drilling and production operations. Prior to joining Contango, Mr. Duncan served as Chief Operating Officer of USENCO International, Inc. and its subsidiaries and affiliates in China and Ukraine from February 2000 to July 2004 and as a senior project and drilling engineer for Hunt Oil Company from July 2004 to June 2005. He holds an MBA in Engineering Management from the University of Dallas, an MEd from the University of North Texas and a BS in Science and Education from Stephen F. Austin University.
Charles A. Cambron. Mr. Cambron joined Contango in August 2010 as Vice President of Drilling. Mr. Cambron has over 20 years of experience in the Gulf of Mexico oil and gas industry. Most recently he was employed by Applied Drilling Technology, Inc. (ADTI) as an Operations Manager from August 1995 until August 2010. He also held various positions in engineering and offshore supervision over a 15 year period. Prior to ADTI, Mr. Cambron began his career with Rowan Petroleum, Inc. as a Drilling Engineer working in both the Gulf of Mexico and North Sea. Mr. Cambron received a BS degree in Petroleum Engineering from the University of Oklahoma in 1991.
Michael J. Autin. Mr. Autin joined Contango in May 2012 as Vice President of Production in August 2012. Mr. Autin has over 33 years of experience in the petroleum industry including the Gulf of Mexico and U.S onshore shale. He has held various positions including Production Manager, HSE Manager and Offshore Installation Manager. Prior to joining Contango, Mr. Autin was employed by BHP Billiton since October 2000, where most recently he was Gulf of Mexico Operations Manager, Field Manager and Operations Advisor. Mr. Autin attended Nicholls State University where he studied petroleum, safety and business. He received a BS degree in 1986.
B.A. Berilgen. Mr. Berilgen was appointed a director of Contango in July 2007. Mr. Berilgen has served in a variety of senior positions during his 40 year career. Most recently, he became Chief Executive Officer of Patara Oil & Gas LLC in April 2008. Prior to that he was Chairman, Chief Executive Officer and President of Rosetta Resources Inc., a company he founded in June 2005, until his resignation in July 2007, and then he was an independent consultant from July 2007 through April 2008. Mr. Berilgen was also previously the Executive Vice President of Calpine Corp. and President of Calpine Natural Gas L.P. from October 1999 through June 2005. In June 1997, Mr. Berilgen joined Sheridan Energy, a public oil and gas company, as its President and Chief Executive Officer. Mr. Berilgen attended the University of Oklahoma, receiving a BS in Petroleum Engineering in 1970 and a MS in Industrial Engineering / Management Science.
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
Directors of Contango serve as members of the board of directors until the next annual stockholders meeting, until successors are elected and qualified or until their earlier resignation or removal. Officers of Contango are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. Beginning December 1, 2011, each non-employee director of the Company received a quarterly retainer of $28,000 payable in cash, with no stock option or common stock grants. There were no additional payments for meetings attended or being chairman of a committee. During fiscal year 2011 and 2010, each outside director of the Company received a quarterly retainer of $20,000 payable in cash, with no stock option or common stock grants. There were no additional payments for meetings attended or being chairman of a committee. There are no family relationships between any of our directors or executive officers.
Corporate Offices
We lease our corporate offices at 3700 Buffalo Speedway, Suite 960, Houston, Texas 77098. In November 2010, the Company expanded its office space and extended its office lease agreement through December 31, 2015.
Code of Ethics
We adopted a Code of Ethics for senior management in December 2002, which was updated and adopted by the Company's Board of Directors in May 2012. A copy of our Code of Ethics is filed as an exhibit to this Form 10-K and is also available on our website at www.contango.com.

Available Information

You may read and copy all or any portion of this annual report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, without charge at the office of the Securities and Exchange Commission (the “SEC”) in Public Reference Room, 100 F Street NE, Washington, DC, 20549. Information regarding the operation of the public reference rooms may be obtained by calling the SEC at 1-800-SEC-0330. In addition, filings made with the SEC electronically are publicly available through the SEC's website at http://www.sec.gov, and at our website at http://www.contango.com. This annual report on Form 10-K, including all exhibits and amendments, has been filed electronically with the SEC.

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

We depend on the services of our Chairman and implementation of our business plan could be seriously harmed if we lost his services.

We depend heavily on the services of Mr. Kenneth R. Peak, our Chairman, who received a medical leave of absence from the Company for up to six months in August 2012. The proceeds from a $10.0 million “key person” life insurance policy on Mr. Peak may not be adequate to cover our losses in the event of Mr. Peak’s death.

We are highly dependent on the technical services provided by JEX and could be seriously harmed if JEX terminated its services with us or became otherwise unavailable.

Because we employ no geoscientists, we are dependent upon JEX for the success of our natural gas and oil exploration projects and expect to remain so for the foreseeable future. We have entered into an Advisory Agreement with JEX, whereby in addition to generating and evaluating offshore and onshore exploration prospects for the Company, JEX will direct Contango’s staff on operational matters including drilling, completions and production. The Advisory Agreement is effective for a term of two years from April 1, 2012, and continues on a month-to-month basis thereafter. In August 2012, Mr. Brad Juneau was elected President and Acting Chief Executive Officer during Mr. Peak's medical leave of absence. Highly qualified explorationists and engineers are difficult to attract and retain. As a result, the loss of the services of JEX could have a material adverse effect on us and could prevent us from pursuing our business plan. Additionally, the loss by JEX of certain explorationists could have a material adverse effect on our operations as well.

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

Additionally, we use turnkey contracts that may cost more than non-turnkey drilling contracts at daily rates. Should our contracts come off turnkey or should such turnkey contracts be terminated by the turnkey drilling contractor, our drilling costs could be significantly higher.

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

The vast majority of our capital investments is primarily focused in offshore Gulf of Mexico exploration prospects, which may result in a total loss of our investment. Furthermore, even our productive wells may not result in profitable operations. Gulf of Mexico exploration efforts have been undertaken for over 60 years and remaining prospects are at deeper horizons that are more expensive to drill and often in much deeper water depths. Accordingly, as a result, a number of companies have shifted their focus to onshore “shale plays.” The Company’s continuing focus on the Gulf of Mexico will result in significant dry hole costs, perhaps in excess of $30 million for one well, which significantly concentrates and increases our risk profile.

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

Approximately 82% of our reserves are assigned to our Dutch and Mary Rose discoveries which have ten producing well bores concentrated in one reservoir on one field, and are producing through two production platforms. Reserve assessments based on only ten well bores in one reservoir are subject to significantly greater risk of being shut-in for a variety of weather, platform and pipeline difficulties. In addition, the risk of a downward revision in our reserve estimates is also greater.

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

A blowout, rupture or spill of any magnitude would present serious operational and financial challenges. All of the Company’s operations in the Gulf of Mexico shelf are in water depths of less than 200 feet and less than 50 miles from the coast. Such proximity to the shore-line increases the probability of a biological impact or damaging the fragile eco-system in the event of released condensate.

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

In February 2009, the US federal administration released its budget proposals for 2010, which included numerous proposed tax changes. In April 2009, legislation was introduced to further these objectives and in February 2010, the federal administration released similar budget proposals for 2011. The proposed budgets and legislation would repeal many tax incentives and deductions that are currently used by oil and gas companies in the United States and impose new taxes. Among others, the provisions include: elimination of the ability to fully deduct intangible drilling costs in the year incurred; repeal of the percentage depletion deduction for oil and gas properties; repeal of the manufacturing tax deduction for oil and gas companies; increase in the geological and geophysical amortization period for independent producers; and implementation of a fee on non-producing leases located on federal lands. Should some or all of these provisions become law, taxes on the E&P industry would increase, which could have a negative impact on our results of operations and cash flows. Although these proposals initially were made in 2009, none have become law. It is still, however, the federal administration’s stated intention to enact legislation to repeal tax incentives and deductions and impose new taxes on oil and gas companies.

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
• The Workplace Safety Rule, which requires operators to have a comprehensive SEMS in order to reduce human and
• organizational errors as root causes of work-related accidents and offshore spills.

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

The BSEE is the federal agency responsible for overseeing the safe and environmentally responsible development of energy and mineral resources on the OCS. They are responsible for leading the most aggressive and comprehensive reforms to offshore oil and gas regulation and oversight in U.S. history. Their reforms have tightened requirements for everything from well design and workplace safety to corporate accountability. One of the many reforms includes implementing a SEMS program. This program requires operators to identify, address, and manage safety and environmental hazards during the design, construction, start-up, operation, inspection, and maintenance of all new and existing facilities. Facilities must be designed, constructed, maintained, monitored, and operated in a manner compatible with industry codes, consensus standards, and all applicable governmental regulations. Failure to comply with the SEMS program may force us to cease operations in the Gulf of Mexico.

Additionally, the OCS Lands Act authorizes and requires the BSEE to provide for both an annual scheduled inspection and a periodic unscheduled (unannounced) inspection of all oil and gas operations on the OCS. In addition to examining all safety equipment designed to prevent blowouts, fires, spills, or other major accidents, the inspections focus on pollution, drilling operations, completions, workovers, production, and pipeline safety. Upon detecting a violation, the inspector issues an Incident of Noncompliance ("INC") to the operator and uses one of two main enforcement actions (warning or shut-in), depending on the severity of the violation. If the violation is not severe or threatening, a warning INC is issued. The warning INC must be corrected within a reasonable amount of time specified on the INC. The shut-in INC may be for a single component (a portion of the facility) or the entire facility. The violation must be corrected before the operator is allowed to resume the activity in question.

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

Additionally, the EPA has asserted federal regulatory authority over hydraulic fracturing activities involving diesel fuel (specifically, when diesel fuel is utilized in the stimulation fluid) under the Safe Drinking Water Act and is completing the process of drafting guidance documents related to this newly asserted regulatory authority. There are also certain governmental reviews either underway or being proposed that focus on shale and other formation completion and production practices, including hydraulic fracturing. Depending on the outcome of these studies, federal and state legislatures and agencies may seek to further regulate such activities. The EPA has published proposed New Source Performance Standards ("NSPS") and National Emissions Standards for Hazardous Air Pollutants ("NESHAP") that, if adopted as proposed, would amend existing NSPS and NESHAP standards for oil and gas facilities as well as create new NSPS standards for oil and gas production, transmission and distribution facilities. The EPA has also proposed regulations focused on reducing emissions of certain air pollutants by the oil and gas industry, including volatile organic compounds, sulfur dioxide and certain air toxics.

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

As of June 30, 2012, we had approximately $130 million in cash and no debt. The overnight T-bill investment rate for the fiscal year ended June 30, 2012 averaged approximately 0.035%, which would only generate investment income for the year of approximately $45,500. We therefore keep all of our cash in non-interest bearing accounts which are guaranteed by the U.S. Government. Competitive companies which borrow money are able to do so at extremely low rates and thereby may benefit from today’s low level of interest rates.

Anti-takeover provisions of our certificate of incorporation, bylaws and Delaware law could adversely affect a potential acquisition by third-parties that may ultimately be in the financial interests of our stockholders.

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

Item 1B. Unresolved Staff Comments
None

Item 2. Properties

Development, Exploration and Acquisition Expenditures
The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated:

	Year Ended June 30,
	2012	2011	2010
Property acquisition costs:		(thousands)
Unproved	$5,404	$2,802	$11,319
Proved	381	10,135	2,009
Exploration costs	1,154	14,016	52,805
Development costs	10,350	39,211	40,902
Total costs	$17,289	$66,164	$107,035
Drilling Activity
The following table shows our drilling activity for the periods indicated. The Company did not drill any wells during the fiscal year ended June 30, 2012. In the table, “gross” wells refer to wells in which we have a working interest, and “net” wells refer to gross wells multiplied by our working interest in such wells.

	Year Ended June 30,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive (onshore)	—	—	9	7.5	14	14.0
Productive (offshore)	—	—	1	1.0	2	1.3
Non-productive (onshore)	—	—	—	—	—	—
Non-productive (offshore)	—	—	1	1.0	2	2.0
Total	—	—	11	9.5	18	17.3
For the fiscal year ended June 30, 2011, of the nine productive onshore wells listed above, one relates to the Rexer-Tusa #2 well and eight relate to our Conterra Company wells. For the fiscal year ended June 30, 2010, of the 14 productive onshore wells listed above, one relates to our Rexer #1 well and 13 relate to our Conterra Company wells. The Rexer #1 well and Conterra Company wells were sold on May 13, 2011 while the sale of the Rexer-Tusa #2 was completed in October 2011. These wells are classified as discontinued operations in our financial statements for all periods presented.
Exploration and Development Acreage
Our principal natural gas and oil properties consist of natural gas and oil leases. The following table indicates our interests in developed and undeveloped acreage as of June 30, 2012:

	Developed Acreage (1)(2)		Undeveloped Acreage (1)(3)
	Gross (4)	Net (5)	Gross (4)	Net (5)
Onshore (TMS)	—	—	13,848	13,848
Offshore Gulf of Mexico	21,949	13,242	26,283	22,653
Total	21,949	13,242	40,131	36,501

(1)	Excludes any interest in acreage in which we have no working interest before payout or before initial production.

(2)	Developed acreage consists of acres spaced or assignable to productive wells.

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

Included in the Offshore Gulf of Mexico acres shown in the table above are the beneficial interests Contango has in the offshore acreage owned by REX. The above table includes our 32.3% interest in REX’s 1,788 net developed acres and 5,000 net undeveloped acres.
Productive Wells
The following table sets forth the number of gross and net productive natural gas and oil wells in which we owned an interest as of June 30, 2012:

	Total Productive Wells (1)
	Gross (2)	Net (3)
Natural gas (onshore)	—	—
Natural gas (offshore)	13	6.6
Oil	—	—
Total	13	6.6

(1)	Productive wells are producing wells and wells capable of producing commercial quantities. Completed but marginally producing wells are not considered here as a “productive” well.

(2)	A gross well is a well in which we own an interest.

(3)	The number of net wells is the sum of our fractional working interests owned in gross wells.
Natural Gas and Oil Reserves
The following table presents our estimated net proved natural gas and oil reserves and the pre-tax net present value of our reserves at June 30, 2012, based on reserve reports generated by William M. Cobb & Associates, Inc. (“Cobb”). The Company believes that having an independent and well respected third-party engineering firm prepare its reserve report enhances the credibility of its reported reserve estimates. Management is responsible for the reserve estimate disclosures in this filing, and meets regularly with our independent third-party engineer to review these reserve estimates. The qualifications of the technical person at Cobb responsible for overseeing the preparation of our reserve estimates are set forth below.

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

The following table sets forth our offshore proved reserves as of June 30, 2012:

	Developed	Undeveloped	Total

Natural gas (MMcf)	196,268	5,111	201,379
Oil and condensate (MBbls)	3,353	(41)	3,312
Natural gas liquids (MBbls)	5,664	222	5,886
Total proved reserves (MMcfe)	250,370	6,197	256,567

Pre-tax net present value, discounted at 10% (in thousands)	$686,900	$43,322	$730,222
Prior Year Reserves
Our estimated net proved natural gas, oil and natural gas liquids reserves as of June 30, 2009, 2010, 2011 and 2012 are disclosed on page F-24 and were based on reserve reports generated by William M. Cobb & Associates, Inc. (“Cobb”). The reserve estimates as of June 30, 2010 also include the reserves associated with the Joint Venture Assets which were prepared exclusively by Lonquist & Co. LLC (“Lonquist”). These Joint Venture Asset reserves account for approximately 8% of our total reserves as of June 30, 2010 and were sold on May 13, 2011. The technical person at Lonquist responsible for overseeing the preparation of our Joint Venture Asset reserve estimates had over 23 years of practical experience in the estimation and evaluation of reserves, is a registered professional engineer in the state of Texas, has a BS in Petroleum Engineering, and is a member in good standing of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. This individual meets or exceeds the education, training, and experience requirements set forth in the standards pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in the application of industry standard practices to engineering evaluations as well as the application of SEC and other industry definitions and guidelines.
Proved Undeveloped Reserves
The Company annually reviews any proved undeveloped reserves (“PUDs”) to ensure their development within five years or less. As of June 30, 2012, the Company had approximately 6.2 Bcfe of PUDs related to Mary Rose #6, an acceleration well on state of Louisiana acreage. Our plan is to develop our PUD reserves prior to June 30, 2017. As of June 30, 2011, the Company had approximately 39 Bcfe of PUDs. Of this amount, approximately 37.5 Bcfes were attributable to our discovery at Vermilion 170 which began producing in fiscal year 2012. At June 30, 2010 the Company had approximately 19.8 Bcfe of PUDs mainly related to Cotton Valley and Travis Peak gas reserves in Panola County, Texas under our joint venture with Patara. These PUDs were sold on May 13, 2011 and the transaction is classified as discontinued operations in our financial statements.

Modernization of Oil and Gas Reporting
Effective June 30, 2010, we implemented the SEC’s final rules related to the modernization of oil and gas reporting (SEC’s reserves rules). Although the SEC’s reserves rules allow probable and possible reserves to be disclosed separately, we have elected not to disclose probable and possible reserves in this report. See Item 8. Financial Statements and Supplementary Data – Supplemental Oil and Gas Information (Unaudited) for a description of the most significant revisions to oil and gas reporting disclosures. The SEC's reserve rules does not allow prior-year reserve information to be restated, so all information related to periods prior to June 30, 2010 is presented consistent with prior SEC rules for the estimation of proved reserves.
The line item “Pre-tax net present value, discounted at 10%” in the table above, is not intended to represent the current market value of the estimated natural gas and oil reserves we own. The pre-tax net present value of future cash flows attributable to our proved reserves as of June 30, 2012 was based on $3.13 per million British thermal units (“MMbtu”) for natural gas at the NYMEX, $96.07 per barrel of oil at the West Texas Intermediate Posting, and $59.39 per barrel of NGLs, in each case before adjusting for basis, transportation costs and British thermal unit (“BTU”) content. The pre-tax net present value is a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K. The table below reconciles our calculation of pre-tax net present value to the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. Management believes that pre-tax net present value is an important non-GAAP financial measure used by analysts, investors and independent oil and gas producers for evaluating the relative value of oil and natural gas properties and acquisitions because the tax characteristics of comparable companies can differ materially. The reconciliation of the pre-tax net present value to the standardized measure of discounted future net cash flows relating to our proved oil and natural gas reserves at June 30, 2012 is as follows (in thousands):

June 30, 2012
Pre-tax net present value, discounted at 10%	$730,222
Future income taxes, discounted at 10%	(216,290)
Standardized measure of discounted future net cash flows	$513,932
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock was listed on the NYSE MKT (previously the American Stock Exchange) in January 2001 under the symbol “MCF”. The table below shows the high and low closing prices of our common stock for the periods indicated.

	High	Low
Fiscal Year 2011:
Quarter ended September 30, 2010	$51.28	$41.40
Quarter ended December 31, 2010	$59.91	$50.30
Quarter ended March 31, 2011	$63.24	$55.02
Quarter ended June 30, 2011	$64.19	$55.12
Fiscal Year 2012:
Quarter ended September 30, 2011	$66.29	$53.40
Quarter ended December 31, 2011	$68.74	$52.89
Quarter ended March 31, 2012	$64.66	$57.66
Quarter ended June 30, 2012	$59.92	$51.82
On August 24, 2012, the closing price of our common stock on the NYSE MKT was $57.74 per share, and there were 15,292,448 shares of Contango common stock outstanding.
We have not declared any cash dividends on our shares of common stock. Any future decision to pay dividends on our common stock will be at the discretion of our board and will depend upon our financial condition, results of operations, capital requirements, and other factors our board may deem relevant.
The following table sets forth information about our equity compensation plans at June 30, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (b))
1999 Stock Incentive Plan - approved by security holders	—	$—	—
2009 Equity Compensation Plan - approved by security holders	—	$—	1,475,000
Equity compensation plans not approved by security holders	—	$—	—
The Company’s 1999 Stock Incentive Plan (the “1999 Plan”) expired in August 2009. The final remaining outstanding options were net-settled with the Company in February 2012 and no options remain outstanding.

On September 15, 2009, the Company’s Board of Directors (the “Board”) adopted the Contango Oil & Gas Company Equity Compensation Plan (the “2009 Plan”), which was approved by shareholders on November 19, 2009. Under the 2009 Plan, the Board may grant restricted stock and option awards to officers, directors, employees or consultants of the Company. Awards made under the 2009 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of August 24, 2012, all options issued under the 2009 Plan had been exercised. The Company has not issued any restricted stock under the 2009 Plan.
During the fiscal year ended June 30, 2012, the Company net-settled 45,000 stock options from two employees for a total of approximately $465,000. During the fiscal year ended June 30, 2011, the Company purchased 172,544 shares of its common stock. Of this amount, 152,544 shares were purchased from three officers of the Company, one member of the Board, one employee, and one consultant for a total of approximately $8.9 million. During the fiscal year ended June 30, 2010, the Company purchased 115,454 shares of its common stock from three officers of the Company and two members of the Board for a total of approximately $6.4 million. All purchases were approved by the Board under the Company’s share repurchase programs described below and were completed at the closing price of the Company’s common stock on the date of purchase.
Share Repurchase Programs
$100 Million Share Repurchase Program
In September 2008, the Company’s board of directors approved a $100 million share repurchase program which concluded in October 2011. All shares were purchased in the open market or through privately negotiated transactions. The purchases were made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. Repurchased shares of common stock became authorized but unissued shares, and may be issued in the future for general corporate and other purposes. During the fiscal year ended June 30, 2012, the Company purchased the below listed shares under its $100 million share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased Under Program
August 22 - 23, 2011	36,700	$54.91	1,922,141	$13.0 million
September 21 - 30, 2011	207,000	$55.64	2,129,141	$1.5 million
October 3, 2011	28,137	$54.09	2,157,278	—

$50 Million Share Repurchase Program

On September 28, 2011, the Company’s Board of Directors approved the adoption of a $50 million share repurchase program, effective upon completion of purchases under the Company’s $100 million share repurchase program. The repurchases will be subject to the same terms and conditions as repurchases made under the $100 million share repurchase program. During the fiscal year ended June 30, 2012, the Company purchased the below listed shares under its $50 million share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased Under Program
October 3 - 7, 2011	33,163	$54.38	33,163	$48.2 million
December 14, 2011	2,500	$57.21	35,663	$48.1 million
May 9 - 31, 2012	36,098	$53.56	71,761	$46.1 million
June 1 - 4, 2012	28,620	$51.92	100,381	$44.6 million

In addition to the above, in February 2012 the Company net-settled 45,000 stock options from two employees for a total of approximately $465,000. In total, under both share repurchase programs combined as of August 24, 2012, the Company had invested approximately $105.8 million to purchase 2,257,659 shares of its common stock at an average cost per share of $46.67, and 45,000 stock options. As of August 24, 2012, the Company had 15,292,448 shares of common stock outstanding and no options. Since inception, the Company has purchased approximately 5.0 million shares of stock and options at an average cost of $23.82 per share.

The following graph compares the yearly percentage change from June 30, 2007 until June 30, 2012 in the cumulative total stockholder return on our common stock to the cumulative total return on the S&P Smallcap 600 Index and a peer group of five independent oil and gas exploration companies selected by us. The companies in our selected peer group are ATP Oil & Gas Corp., Callon Petroleum, Energy XXI (Bermuda) Limited, McMoRan Exploration Company, and W&T Offshore, Inc. Our common stock began trading on the NYSE MKT (previously American Stock Exchange) on January 19, 2001 and before that had traded on the Nasdaq over-the-counter Bulletin Board. The graph assumes that a $100 investment was made in our common stock and each index on June 30, 2007, adjusted for stock splits and dividends. The stock performance for our common stock is not necessarily indicative of future performance.

Comparison of Fiscal Year 2012 Cumulative Total Return

Dollars
300
250
200
150
100
50
-
2007
2008
2009
2010
2011
2012
Peer Group Composite
S&P 600
Contango Oil & Gas Co.

	6/30/2007	6/30/2008	6/30/2009	6/30/2010	6/30/2011	6/30/2012
Peer Group Composite	100	137	20	40	75	50
S&P 600	100	84	62	76	103	103
Contango Oil & Gas Co.	100	256	117	123	161	163

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

	Year Ended June 30,
	2012	2011	2010	2009	2008
Financial Data:	(Dollar amounts in thousands, except per share amounts)
Revenues:
Natural gas and oil sales	$179,272	$201,721	$159,010	$190,656	$116,498
Total revenues	$179,272	$201,721	$159,010	$190,656	$116,498

Income from continuing operations	$59,213	$64,459	$50,166	$55,861	$83,221
Discontinued operations, net of income taxes	(824)	574	(480)	—	173,685
Net income	$58,389	$65,033	$49,686	$55,861	$256,906
Preferred stock dividends	—	—	—	—	1,548
Net income attributable to common stock	$58,389	$65,033	$49,686	$55,861	$255,358

Net income (loss) per share:
Basic
Continuing operations	$3.84	$4.11	$3.17	$3.41	$5.05
Discontinued operations	(0.05)	0.04	(0.03)	—	10.73
Total	$3.79	$4.15	$3.14	$3.41	$15.78
Diluted
Continuing operations	$3.84	$4.10	$3.11	$3.35	$4.82
Discontinued operations	(0.05)	0.04	(0.03)	—	10.06
Total	$3.79	$4.14	$3.08	$3.35	$14.88
Weighted average shares outstanding:
Basic	15,423	15,665	15,831	16,363	16,185
Diluted	15,425	15,713	16,157	16,690	17,263

Working capital	$140,901	$126,654	$41,385	$43,232	$29,913
Capital expenditures	$20,844	$69,993	$97,703	$45,742	$119,929
Long term debt	$—	$—	$—	$—	$15,000
Stockholders’ equity	$464,339	$426,623	$377,330	$349,364	$341,998
Total assets	$624,654	$636,930	$592,266	$517,042	$599,974

Proved Reserve Data:
Total proved reserves (Mmcfe)	256,567	296,729	314,027	355,046	369,076
Pre-tax net present value (discounted at 10%)	$730,222	$981,041	$970,442	$889,865	$3,183,843
Standardized Measure	$513,932	$717,135	$712,094	$638,091	$2,233,918

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.
Overview
Contango is a Houston-based, independent natural gas and oil company. The Company’s business is to explore, develop, produce and acquire natural gas and oil properties onshore and offshore in the Gulf of Mexico in water-depths of less than 300 feet. COI, our wholly-owned subsidiary, acts as operator on certain offshore properties.
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
Related Party Transactions. The Company relies on JEX and REX to generate its offshore and onshore domestic natural gas and oil prospects. In addition to generating new prospects, JEX occasionally evaluates offshore and onshore exploration prospects generated by third-party independent companies for us to purchase. See Note 13 - Related Party Transactions for a detailed description of our transactions with JEX and REX.
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

Results of Operations

The following table shows the relationship between volumes and revenues from continuing operations.

	Fiscal Year Ended June 30,
	2012		2011
	(thousands, except percentage)
Natural gas volumes (Mcf)	23,617	75.50%	24,268	75.48%
Condensate and NGL volumes (Mcfe)	7,662	24.50%	7,885	24.52%
Total volumes	31,279		32,153

Natural gas revenues	$73,232	40.85%	$106,781	52.93%
Condensate and NGL revenues	106,040	59.15%	94,940	47.07%
Total revenues	$179,272		$201,721

The table below sets forth average daily production data in Mmcfed from our offshore wells for the three months ended for each of the periods presented:

	September 30,	December 31,	March 31,	June 30,
Production	2011	2011	2012	2012
Dutch and Mary Rose wells	63.2	66.2	59.3	67.5
Ship Shoal 263 well (Nautilus)	7.6	10.9	7.8	7.6
Vermilion 170 well (Swimmy)	2.3	17.2	15.3	15.5
Non-operated wells	0.3	0.2	0.3	0.2
	73.4	94.5	82.7	90.8

Dutch and Mary Rose Wells. Third-party platform and pipeline repairs, as well as third-party gas processing plant shut-ins reduced our flowrates at our Dutch #1, #2, and #3 wells during the three months ended September 2011. During the three months ended March 31, 2012 our Dutch #1, #2 and #3 wells were shut in for a total of 10 days for maintenance and to repair a small pipeline leak. As of August 24, 2012, these ten wells were flowing approximately 67.1 Mmcfed, net to Contango.

Ship Shoal 263 Well (Nautilus). For the three months ended September 30, 2011, production at Ship Shoal 263 was temporarily shut-in due to a leak on a third-party owned and operated pipeline. For the three months ended March 31, 2012 and June 30, 2012, production was intermittent due to overheating and scaling problems. As of August 24, 2012, the well was flowing at approximately 3.0 Mmcfed, net to Contango.

Vermilion 170 Well (Swimmy). Our Vermilion 170 well began production in September 2011, and as of August 24, 2012, was flowing at approximately 13.4 Mmcfed, net to Contango.

The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids ("NGLs") from continuing operations for the fiscal years ended June 30, 2012, 2011 and 2010. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six thousand cubic feet (“Mcf”) of natural gas. Reported lease operating expenses include property and severance taxes.

	Year ended June 30,			Year ended June 30,
	2012	2011	%	2011	2010	%
Revenues:	(thousands)			(thousands)
Natural gas and oil sales	$179,272	$201,721	(11)%	$201,721	$159,010	27%
Total revenues	$179,272	$201,721		$201,721	$159,010

Production:
Natural gas (million cubic feet)	23,617	24,268	(3)%	24,268	21,081	15%
Oil and condensate (thousand barrels)	615	673	(9)%	673	504	34%
Natural gas liquids (thousand gallons)	27,801	26,926	3%	26,926	24,690	9%
Total (million cubic feet equivalent)	31,279	32,153	(3)%	32,153	27,632	16%

Natural gas (million cubic feet per day)	64.5	66.5	(3)%	66.5	57.8	15%
Oil and condensate (thousand barrels per day)	1.7	1.8	(9)%	1.8	1.4	34%
Natural gas liquids (thousand gallons per day)	76.0	73.8	3%	73.8	67.6	9%
Total (million cubic feet equivalent per day)	85.5	88.1	(3)%	88.1	75.7	16%

Average Sales Price:
Natural gas (per thousand cubic feet)	$3.10	$4.40	(30)%	$4.40	$4.48	(2)%
Oil and condensate (per barrel)	$112.75	$91.98	23%	$91.98	$77.18	19%
Natural gas liquids (per gallon)	$1.32	$1.23	7%	$1.23	$1.04	18%
Total (per thousand cubic feet equivalent)	$5.73	$6.27	(9)%	$6.27	$5.75	9%

Operating expenses	$25,183	$25,691	(2)%	$25,691	$16,692	54%
Exploration expenses	$346	$9,751	(96)%	$9,751	$20,850	(53)%
Depreciation, depletion and amortization	$49,052	$52,198	(6)%	$52,198	$34,521	51%
Impairment of natural gas and oil properties	$—	$1,786	(100)%	$1,786	$952	88%
General and administrative expenses	$10,418	$12,341	(16)%	$12,341	$4,599	168%
Other income (expense)	$(312)	$(157)	99%	$(157)	$511	(131)%
Loss from affiliates (net of tax of $241)	$(449)	$—	100%	$—	$—	—%

Selected data per Mcfe:
Operating expenses	$0.81	$0.80	1%	$0.80	$0.60	33%
General and administrative expenses	$0.33	$0.38	(13)%	$0.38	$0.17	124%
Depreciation, depletion and amortization of natural gas and oil properties	$1.54	$1.61	(4)%	$1.61	$1.24	30%

Not included in the table above is production information from our discontinued operations. For the fiscal year ended June 30, 2012, our discontinued operations produced approximately 1.7 Mmcf of natural gas at an average price of $3.79 per Mcf. For the fiscal year ended June 30, 2011, our discontinued operations produced approximately 1,892 Mmcf of natural gas, 12.8 MBbls of condensate, and 2.6 million gallons of natural gas liquids at an average price of $3.45 per Mcf, $86.91 per Bbl and $0.96 per gallon, respectively. For the fiscal year ended June 30, 2010, our discontinued operations produced approximately 305 Mmcf of natural gas, 1.2 MBbls of condensate, and 428 thousand gallons of natural gas liquids at an average price of $3.72 per Mcf, $75.90 per Bbl and $1.04 per gallon, respectively.
Natural Gas, Oil and NGL Sales. All of our revenues are from the sale of our natural gas, oil and natural gas liquids production. Our revenues may vary significantly from year to year depending on changes in commodity prices, which fluctuate widely, and production volumes. Our production volumes are subject to wide swings as a result of new discoveries, weather and mechanical related problems. In addition, our production declines over time as we produce our reserves.

We reported revenues of approximately $179.3 million for the year ended June 30, 2012, compared to revenues of approximately $201.7 million for the year ended June 30, 2011. This decrease in sales was principally attributable to lower equivalent production for the period (discussed below) as well as a lower average equivalent sales price received for the period.
We reported revenues of approximately $201.7 million for the year ended June 30, 2011, up from approximately $159.0 million reported for the year ended June 30, 2010. This increase in sales was primarily attributable to increased natural gas, oil and NGL production for the period (discussed below) as well as higher oil and NGL prices for the period, slightly offset by lower natural gas prices.
Average Sales Prices. For the year ended June 30, 2012, the price of natural gas was $3.10 per Mcf while the price for oil and NGLs was $112.75 per barrel and $1.32 per gallon, respectively. For the year ended June 30, 2011, the price of natural gas was $4.40 per Mcf while the price for oil and NGLs was $91.98 per barrel and $1.23 per gallon, respectively. For the year ended June 30, 2010, the price of natural gas was $4.48 per Mcf while the price for oil and NGLs was $77.18 per barrel and $1.04 per gallon, respectively.
Natural Gas, Oil and NGL Production. Our net natural gas production for the year ended June 30, 2012 was approximately 64.5 Mmcfd, down from approximately 66.5 Mmcfd for the year ended June 30, 2011. Net oil and condensate production for the comparable periods also decreased from approximately 1,800 barrels per day to approximately 1,700 barrels per day, and our NGL production increased from approximately 73,800 gallons per day to approximately 76,000 gallons per day. In total, equivalent production decreased from 88.1 Mmcfed to 85.5 Mmcfed, principally attributable to our Eloise North well which stopped producing in October 2011 and was subsequently recompleted as our Mary Rose #5 well in January 2012. Since recompletion, this well has only produced intermittently. Partially offsetting this decrease in production is our Vermilion 170 well which began producing in fiscal year 2012.
Our net natural gas production for the year ended June 30, 2011 was approximately 66.5 Mmcfd, up from approximately 57.8 Mmcfd for the year ended June 30, 2010. Net oil production and NGL production also increased for the comparable periods. Net oil production increased from 1,400 barrels per day to 1,800 barrels per day, while NGL production increased from approximately 67,600 gallons per day to 73,800 gallons per day. In total, equivalent production increased from 75.7 Mmcfed to 88.1 Mmcfed. This increase in natural gas, oil and NGL production was principally attributable to our Ship Shoal 263 well which began producing in June 2010 and our Eloise South well (now our Dutch #5 well) which began producing in July 2010. Also contributing to the increase in production was increased production from our four Mary Rose wells, Dutch #4 and our Eloise North well (now our Mary Rose #5 well), which had been shut-in for approximately 35 days during fiscal year 2010 due to our ruptured 20” pipeline. This increase in production was partially offset by temporarily shutting in our Eloise South well in October 2010 and our Eloise North well in February 2011 for remedial work.
Operating Expenses. Operating expenses for the year ended June 30, 2012 were approximately $25.2 million, which included approximately $4.1 million in Louisiana state severance taxes, $1.6 million in workover costs, and $4.4 million of well insurance. The remaining $15.1 million related to lease operating expenses for 12 offshore wells. Operating expenses for the year ended June 30, 2011 were approximately $25.7 million, which included approximately $4.6 million in Louisiana state severance taxes, $1.7 million in workover costs, and $4.6 million of well insurance. The remaining $14.8 million related to lease operating expenses for 11 offshore wells. Operating expenses for the year ended June 30, 2010 were approximately $16.7 million, which included approximately $5.3 million of Louisiana state severance taxes, $0.7 million in workover costs and $10.7 million related to lease operating expenses for nine offshore wells.
Exploration Expenses. We reported approximately $0.3 million of exploration expenses for the year ended June 30, 2012, related to various geological and geophysical activities, seismic data and delay rentals.
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
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the year ended June 30, 2012 was approximately $49.1 million. This compares to approximately $52.2 million for the year ended June 30, 2011. The decrease in depreciation, depletion and amortization was primarily attributable to an overall decrease in production due to our Eloise North well which stopped producing in October 2011 and was subsequently recompleted as our Mary Rose #5 well in January 2012. Since recompletion, this well has only produced intermittently. Partially offsetting this decreased production is our Vermilion 170 well which began producing in fiscal year 2012.
Depreciation, depletion and amortization for the year ended June 30, 2011 was approximately $52.2 million. This compares to approximately $34.5 million for the year ended June 30, 2010. The increase in depreciation, depletion and amortization was primarily attributable to an overall increase in production and increase in capitalized costs as a result of our Ship Shoal 263 and Eloise South discoveries. Also contributing to the increase in depreciation, depletion and amortization were increased produced volumes from our four Mary Rose wells, Dutch #4 and our Eloise North wells, which had been shut-in for approximately 35 days in 2010 due to our ruptured 20” pipeline. This increase in depreciation, depletion and amortization was partially offset by temporarily shutting in our Eloise South well in October 2010 and our Eloise North well in February 2011 for remedial work.
Impairment of Natural Gas and Oil Properties. No impairment expense was recorded for the year ended June 30, 2012. For the year ended June 30, 2011, the Company recorded impairment expense of approximately $1.8 million related to the relinquishment of 14 lease blocks owned by Contango and REX. For the year ended June 30, 2010, the Company recorded impairment expense of approximately $1.0 million, related to the relinquishment of six lease blocks owned by REX and COE.
General and Administrative Expenses. General and administrative expenses for the year ended June 30, 2012 were approximately $10.4 million, compared to approximately $12.3 million for the year ended June 30, 2011. Major components of general and administrative expenses for the year ended June 30, 2012 included approximately $6.6 million in salaries, bonuses, stock-based compensation, benefits and board compensation, $0.4 million in insurance costs, $0.7 million in accounting and tax services, $0.9 million in legal and consulting expenses, $0.7 million in franchise taxes, and $1.1 million in office administration and other expenses.
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
General and administrative expenses for the year ended June 30, 2010 were approximately $4.6 million. Major components of general and administrative expenses for the year ended June 30, 2010 included approximately $3.0 million in salaries, stock-based compensation, benefits and board compensation (includes $0.7 million in non-cash expenses related to restricted stock and option awards), $0.5 million in office administration and other expenses, $0.5 million in insurance costs, $0.2 million in accounting and tax services, and $0.4 million in legal, consulting and other administrative expenses.
Discontinued Operations. The table and discussions above, along with our financial statements, discuss only continuing operations for all fiscal years presented. Not reflected are the Company’s sold producing properties which generated approximately 0%, 5% and 1% of combined revenues for the fiscal year ended June 30, 2012, 2011 and 2010, respectively. See Note 5 – Discontinued Operations of Notes to Consolidated Financial Statements included as part of this Form 10-K, for a discussion of our discontinued operations.
Capital Resources and Liquidity
Cash From Operating Activities. Cash flow from operating activities provided approximately $73.6 million in cash for the year ended June 30, 2012 compared to $140.6 million for the same period in 2011. This decrease in cash provided by operating activities was primarily attributable to decreased natural gas, oil and NGL sales and production as well as higher amounts of taxes paid due to reduced drilling activities in 2012.
Cash flow from operating activities provided approximately $140.6 million in cash for the year ended June 30, 2011 compared to $128.2 million for the same period in 2010. This increase in cash provided by operating activities was primarily attributable to increased sales due to increased natural gas, oil and NGL production attributable to our Ship Shoal 263 and Eloise South wells, as well as from other wells which were shut-in for approximately 35 days in fiscal year 2010.
Cash From Investing Activities. Cash used in investing activities for the year ended June 30, 2012 was approximately $73.4 million, compared to $33.3 million used in investing activities for the year ended June 30, 2011. The higher level of cash used in investing activities in 2012 was primarily attributable to investing approximately $53.4 million in affiliates, partially offset by a decrease in capital expenditures for drilling exploration and development wells.

Cash used in investing activities for the year ended June 30, 2011 was approximately $33.3 million, compared to $97.7 million used in investing activities for the year ended June 30, 2010. The lower level of cash used in investing activities in 2011 was primarily attributable to decreased capital expenditures for drilling exploration and development wells as well as $38.7 million received from the sale of oil and gas properties.
Cash From Financing Activities. Cash used in financing activities for the year ended June 30, 2012 were approximately $20.2 million, compared to $9.8 million used in financing activities for the same period in 2011. During the fiscal year ended June 30, 2012, the Company invested significantly more to repurchase shares of its common stock pursuant to its share repurchase program.
Cash used in financing activities for the year ended June 30, 2011 were approximately $9.8 million, compared to $22.4 million used in financing activities for the same period in 2010. During the fiscal year ended June 30, 2011, the Company did not repurchase as many shares of its common stock pursuant to its share repurchase program, as it did in for the fiscal year ended June 30, 2010.
Income Taxes. During the year ended June 30, 2012, 2011 and 2010, we paid approximately $50.7 million, $31.9 million, and $11.5 million, respectively, in federal and state income taxes, net of refunds received.
Capital Budget. For the remainder of fiscal year 2013, our capital expenditure budget calls for us to invest approximately $146.7 million from cash flow from operations and cash on hand as follows:

•	We have budgeted to invest approximately $25.0 million to drill our Ship Shoal 134 (“Eagle”) prospect.

•	We have budgeted to invest approximately $28.0 million to drill our South Timbalier 75 (“Fang”) prospect.

•	We have budgeted to invest approximately $7.2 million to complete laying flowlines and installing compression at our Eugene Island 11 and Vermilion 170 platforms.

•	We have budgeted to invest approximately $7.6 million for remaining leasehold costs and rental payments for the six blocks we bid on at the Central Gulf of Mexico Lease Sale 216/222.

•	We have budgeted to invest approximately $30 million to drill two wildcat exploration wells in the Gulf of Mexico.

•	We have budgeted to invest approximately $41.2 million in Exaro Energy III LLC (remaining balance of $82.5 million commitment).

•	We have budgeted to invest approximately $7.7 million in Alta Energy (remaining balance of $20 million commitment).
Should we be successful in any of our offshore prospects, we will have the opportunity to spend significantly more capital to complete development and bring the discovery to producing status. The Company often reviews acquisitions and prospects presented to us by third parties and may decide to invest in one or more of these opportunities. There can be no assurance that we will invest, or that any investment entered into will be successful. These potential investments are not part of our current capital budget and would require us to invest additional capital. Natural gas and oil prices continue to be volatile and our resources may be insufficient to fund any of these opportunities. As of August 24, 2012, we had approximately $124.7 million in cash and cash equivalents and no debt outstanding.
Discontinued Operations. The Company, since its inception in September 1999, has raised approximately $524 million in proceeds from property sales, and views periodic reserve sales as an opportunity to capture value, reduce reserve and price risk, in addition to being a source of funds for potentially higher rate of return natural gas and oil exploration investments. We believe these periodic natural gas and oil property sales are an efficient strategy to meet our cash and liquidity needs by providing us with immediate cash, which would otherwise take years to realize through the production lives of the fields sold. We have in the past and expect to in the future to continue to rely on the sales of assets to generate cash to fund our exploration investments and operations.

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

Fiscal Year of Property Sale	Proceeds Received	Reserves Sold (Bcfe)	Reserves at end of Fiscal Year (Bcfe)	Standardized Measure of Discounted Future Net Cash Flows at end of Fiscal Year (’000)
2011	38.7 million	17.2	296.7	$717,360
For fiscal year 2012, 2011 and 2010, the Company realized approximately $(0.4) million, $6.7 million and $0.4 million in operating cash flows from discontinued operations, approximately $10,000, $10.9 million and $(25.2) million in investing cash flows from discontinued operations and approximately $0.4 million, $(17.5) million and $24.8 million in financing cash flows from discontinued operations.
Off Balance Sheet Arrangements
None.
Contractual Obligations
The following table summarizes our known contractual obligations as of June 30, 2012:

	Payment due by period (thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long term debt	$—	$—	$—	$—	$—
Delay rentals	383	122	221	40	—
Asset retirement obligations	21,400	—	—	—	21,400
Operating leases	876	248	502	126	—
Total	$22,659	$370	$723	$166	$21,400
In addition, the Company pays a commitment fee of 0.125% on the unused borrowing capacity of our $40 million credit facility with Amegy Bank (See “Credit Facility” below). We have also committed to invest up to an additional $41.2 million in Exaro Energy, an additional $8.4 million ($7.7 million as of August 24) in Alta Energy, and an additional $8.8 million ($7.6 million as of August 24) for remaining leasehold costs and rental payments for the six blocks we bid on at the Central Gulf of Mexico Lease Sale 216/222.
Credit Facility
On October 22, 2010, the Company completed the arrangement of a secured revolving credit agreement with Amegy Bank (the “Credit Agreement”). The Credit Agreement currently has a $40 million hydrocarbon borrowing base available to fund the Company’s exploration and development activities, as well as repurchase shares of common stock of the Company and to fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company, including our natural gas and oil properties. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and effective November 1, 2011, a commitment fee of 0.125% is owed on unused borrowing capacity. The Credit Agreement contains customary covenants including limitations on our current ratio and additional indebtedness. As of the date of this report, the Company was in compliance with all covenants and had no amounts outstanding under the Credit Agreement.
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
Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at June 30, 2012 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $2.5 million, $5.3 million, and $8.5 million, respectively.
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
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are tied to the spot prices applicable to natural gas and crude oil at the applicable delivery points. Prices received for natural gas and oil are volatile and unpredictable. We do not hedge against price risk exposure. For the year ended June 30, 2012, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximately $17.9 million impact on our revenues.
Interest Rate Risk. As of August 24, 2012, we have no long-term debt subject to the risk of loss associated with movements in interest rates.

As of June 30, 2012, we had approximately $130.0 million in cash and cash equivalents, all of which was held in non-interest bearing accounts. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of June 30, 2012, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.
Item 8. Financial Statements and Supplementary Data
The financial statements and supplemental information required to be filed under Item 8 of Form 10-K are presented on pages F-1 through F-27 of this Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s senior management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2012, the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chairman, Acting Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chairman, Acting Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There was no change in our internal controls over financial reporting during the three months ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chairman, Acting Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2012.
Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of June 30, 2012, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Contango Oil & Gas Company
We have audited Contango Oil & Gas Company's (a Delaware corporation) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Contango Oil & Gas Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on Contango Oil & Gas Company’s internal control over financial reporting based on our audit.
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
In our opinion, Contango Oil & Gas Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Contango Oil & Gas Company as of June 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012 and our report dated August 29, 2012 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Houston, Texas
August 29, 2012

Item 9B. Other Information
On September 30, 2008, the Company adopted a Stockholder Rights Plan (the “Plan”) which expired in September 30, 2011. The Plan was designed to ensure that all stockholders of Contango receive fair value for their shares of common stock in the event of any proposed takeover of Contango and to guard against the use of partial tender offers or other coercive tactics to gain control of Contango without offering fair value to all of Contango’s stockholders. The Plan was not intended, nor did it operate, to prevent an acquisition of Contango on terms that are favorable and fair to all stockholders. Upon expiration of the Plan, the Company did not adopt, and does not currently intend to adopt, a similar plan.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act, not later than 120 days after June 30, 2012.
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

10.9	Purchase and Sale Agreement between Juneau Exploration, L.P. and Contango Operators, Inc. dated October 1, 2010. (20)
10.10	Purchase and Sale Agreement between Conterra Company as Seller, and Patara Oil & Gas LLC as Purchaser, dated April 22, 2011. (21)
10.11	Limited Liability Company Agreement of Republic Exploration LLC dated August 24, 2000. (10)

10.12		Amendment to Limited Liability Company Agreement and Additional Agreements of Republic Exploration LLC dated as of September 1, 2005. (10)
10.13		Limited Liability Company Agreement of Contango Offshore Exploration LLC dated November 1, 2000. (10)
10.14		First Amendment to Limited Liability Company Agreement and Additional Agreements of Contango Offshore Exploration LLC dated as of September 1, 2005. (10)
10.15	*	Contango Oil & Gas Company 1999 Stock Incentive Plan. (11)
10.16	*	Amendment No. 1 to Contango Oil & Gas Company 1999 Stock Incentive Plan dated as of March 1, 2001. (11)
10.17		Demand Promissory Note dated October 26, 2006 with Schedules I, II and III. (12)
10.18		Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.19		Partial Assignment of Oil and Gas Leases between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.20		Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.21		Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.22		Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of January 3, 2008. (13)
10.23		Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.24		Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.25		Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.26		Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.27		Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (14)
10.28		Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (14)
10.29		Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (14)
10.30		Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008. (14)
10.31		Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of April 3, 2008. (14)
10.32		Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008. (14)
10.33		Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)
10.34		Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)
10.35		Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)
10.36		Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)
10.37		Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)
10.38		Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)
10.39		Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)
10.40		Amended and Restated Limited Liability Company Agreement of Republic Exploration LLC, dated April 1, 2008. (14)

10.41		Amended and Restated Limited Liability Company Agreement of Contango Offshore Exploration LLC, dated April 1, 2008. (15)
10.42
$50,000,000 Amended and Restated Credit Agreement dated as of March 31, 2009 among Contango Oil & Gas Company, Contango Energy Company and Contango Operators Inc. as Borrowers, Guaranty Bank, as administrative agent and issuing lender, and the lenders party thereto from time to time. (17)

10.43	*	Contango Oil & Gas Company Annual Incentive Plan. (22)
10.44	*	Contango Oil & Gas Company 2009 Equity Compensation Plan. (22)
10.45		Conterra Joint Venture Development Agreement effective October 1, 2009 between Conterra Company and Patara Oil & Gas LLC. (18)
10.46		First Amended and Restated Limited Liability Company Agreement dated as of March 31, 2012. (23)
10.47		Advisory Agreement between Contango Oil & Gas Company and Juneau Exploration, L.P., dated as of April 5, 2012. (24)
10.48		Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of October 9, 2008 between Contango Offshore Exploration LLC and Contango Operators, Inc. †
10.49		Amendment to Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of October 7, 2009 between Contango Offshore Exploration LLC and Contango Operators, Inc. †
10.50		Amendment to Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of January 29, 2010 between Contango Offshore Exploration LLC and Contango Operators, Inc. †
10.51		Participation Agreement covering OCS-G 33596, Vermilion 170, dated as of July 1, 2010 between Republic Exploration LLC and Contango Operators, Inc. †
10.52
Participation Agreement covering OCS-G 33640, Ship Shoal 121; OCS-G 33641, Ship Shoal 122; and OCS-G 22701, Ship Shoal 134, dated as of July 1, 2010 between Republic Exploration LLC and Contango Operators, Inc. †

10.53
Amendment to Participation Agreement covering OCS-G 33640, Ship Shoal 121; OCS-G 33641, Ship Shoal 122; and OCS-G 22701, Ship Shoal 134, dated as of June 30, 2012 between Republic Exploration LLC and Contango Operators, Inc. †

10.54		Participation Agreement covering OCS-G 22738, South Timbalier 75, dated as of July 26, 2011 between Republic Exploration LLC and Contango Operators, Inc. †
10.55		Amendment to Participation Agreement covering OCS-G 22738, South Timbalier 75, dated as of August 21, 2012 between Republic Exploration LLC and Contango Operators, Inc. †
10.56		Participation Agreement covering Tuscaloosa Marine Shale, dated as of August 27, 2012 between Juneau Exploration LP and Contango Operators, Inc. †
10.57		Letter Agreement dated as of June 8, 2012 between Juneau Exploration LP and Contango Operators, Inc. †
10.58		Participation Agreement covering Central Gulf of Mexico Lease Sale 216/222, dated as of August 27, 2012 between Republic Exploration LLC and Contango Operators, Inc. †
10.59		Participation Agreement covering Central Gulf of Mexico Lease Sale 216/222, dated as of August 27, 2012 between Juneau Exploration LP and Contango Operators, Inc. †
10.60		Agreement to Purchase Overriding Royalty Interest, dated March 1, 2010 between Contango Offshore Exploration LLC and Juneau Exploration LP. †
14.1		Code of Ethics. †
21.1		List of Subsidiaries. †
21.2		Organizational Chart. †
23.1		Consent of William M. Cobb & Associates, Inc. †
23.2		Consent of Lonquist & Co. LLC. †
23.3		Consent of Grant Thornton LLP. †
31.1		Certification of Acting Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
31.2		Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1		Certification of Acting Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
99.1		Report of William M. Cobb & Associates, Inc. †

†	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement.

1.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.
3.	Filed as an exhibit to the Company’s report on Form 8-K, dated August 24, 2000, as filed with the Securities and Exchange Commission of September 8, 2000.
4.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.
5.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
6.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2002, as filed with the Securities and Exchange Commission on January 8, 2002.
7.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2002.
8.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
9.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 22, 2003.
10.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 2, 2005, as filed with the Securities and Exchange Commission on September 8, 2005.
11.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission on September 13, 2005.
12.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2006, dated November 8, 2006, as filed with the Securities and Exchange Commission.
13.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 3, 2008, as filed with the Securities and Exchange Commission on January 9, 2008.
14.	Filed as an exhibit to the Company’s report on Form 8-K, dated April 3, 2008, as filed with the Securities and Exchange Commission on April 9, 2008.
15.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission on August 29, 2008.
16.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 30, 2008, as filed with the Securities and Exchange Commission on October 1, 2008.
17.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission on May 11, 2009.
18.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 22, 2009, as filed with the Securities and Exchange Commission on October 28, 2009.
19.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 20, 2010 as filed with the Securities and Exchange Commission on October 25, 2010.
20.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission on November 9, 2010.
21.	Filed as an exhibit to the Company’s report on Form 8-K, dated May 13, 2011 as filed with the Securities and Exchange Commission on May 18, 2011.
22.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Securities and Exchange Commission on September 13, 2010.
23.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of March 31, 2012, as filed with the Securities and Exchange Commission on April 5, 2012.
24.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of April 10, 2012, as filed with the Securities and Exchange Commission on April 11, 2012.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTANGO OIL & GAS COMPANY

/s/ BRAD JUNEAU	/s/ SERGIO CASTRO	/s/ YAROSLAVA MAKALSKAYA
Brad Juneau	Sergio Castro	Yaroslava Makalskaya
Acting Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer
(principal executive officer)	(principal financial officer)	(principal accounting officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ B.A. BERILGEN B.A. Berilgen	Director	August 29, 2012

/s/ JAY D. BREHMER Jay D. Brehmer	Director	August 29, 2012

/s/ BRAD. JUNEAU Brad Juneau	Director	August 29, 2012

/s/ CHARLES M. REIMER Charles M. Reimer	Director	August 29, 2012

/s/ STEVEN L. SCHOONOVER Steven L. Schoonover	Director	August 29, 2012

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Contango Oil & Gas Company
We have audited the accompanying consolidated balance sheets of Contango Oil & Gas Company (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Contango Oil & Gas Company and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 29, 2012 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP

Houston, Texas
August 29, 2012

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS
	June 30,
	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$129,983	$150,007
Accounts receivable:
Trade receivable	29,688	43,967
Joint interest billings	4,768	6,818
Income taxes	4,510	94
Other receivables	242	978
Prepaid expenses	4,952	2,375
Other	1,070	639
Total current assets	175,213	204,878

PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	561,713	552,556
Unproved properties	12,485	7,625
Furniture and equipment	213	227
Accumulated depreciation, depletion and amortization	(178,081)	(129,702)
Total property, plant and equipment, net	396,330	430,706

OTHER ASSETS:
Investment in affiliates	52,827	935
Other	284	411

TOTAL ASSETS	$624,654	$636,930
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	June 30,
	2012	2011
CURRENT LIABILITIES:
Accounts payable	$3,084	$11,857
Royalties and revenue payable	22,098	39,222
Accrued liabilities	6,796	9,745
Joint interest advances	—	3,995
Accrued exploration and development	2,334	6,002
Income tax payable	—	6,942
Other current liabilities	—	461
Total current liabilities	34,312	78,224

DEFERRED TAX LIABILITY	118,010	123,472
ASSET RETIREMENT OBLIGATION	7,993	8,611

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50 million shares authorized, 20,135,107 shares issued and 15,292,448 shares outstanding at June 30, 2012, 20,135,107 shares issued and 15,664,666 shares outstanding at June 30, 2011	805	805
Additional paid-in capital	79,024	79,278
Treasury stock at cost (4,842,659 shares at June 30, 2012 and 4,470,441 shares at June 30, 2011)	(112,207)	(91,788)
Retained earnings	496,717	438,328
Total shareholders’ equity	464,339	426,623
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$624,654	$636,930
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended June 30,
	2012	2011	2010
REVENUES:
Natural gas and oil sales	$179,272	$201,721	$159,010
Total revenues	179,272	201,721	159,010

EXPENSES:
Operating expenses	25,183	25,691	16,692
Exploration expenses	346	9,751	20,850
Depreciation, depletion and amortization	49,052	52,198	34,521
Impairment of natural gas and oil properties	—	1,786	952
General and administrative expense	10,418	12,341	4,599
Total expenses	84,999	101,767	77,614

Loss from investment in affiliates (net of tax of $241)	(449)	—	—
Other income (expense)	(312)	(157)	511

NET INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	93,512	99,797	81,907
Provision for income taxes	(34,299)	(35,338)	(31,741)

INCOME FROM CONTINUING OPERATIONS	59,213	64,459	50,166
DISCONTINUED OPERATIONS (NOTE 5)
Discontinued operations, net of income taxes	(824)	574	(480)

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$58,389	$65,033	$49,686

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$3.84	$4.11	$3.17
Discontinued operations	(0.05)	0.04	(0.03)
Total	$3.79	$4.15	$3.14
Diluted
Continuing operations	$3.84	$4.10	$3.11
Discontinued operations	(0.05)	0.04	(0.03)
Total	$3.79	$4.14	$3.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,423	15,665	15,831
Diluted	15,425	15,713	16,157
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$59,213	$64,459	$50,166
Plus income (loss) from discontinued operations, net of income taxes	(824)	574	(480)
Net income	58,389	65,033	49,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	49,052	59,337	35,374
Impairment of natural gas and oil properties	1,031	2,315	952
Exploration expenses	—	9,657	20,502
Deferred income taxes	(5,716)	(7,819)	19,399
Loss (gain) on sale of assets	169	(1,813)	(113)
Loss from investment in affiliates	690	—	—
Stock-based compensation	3	1,276	667
Tax benefit from exercise of stock options	(254)	(502)	(79)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other	14,280	(2,029)	(9,129)
Decrease (increase) in prepaids and other receivables	(1,840)	1,671	(3,234)
Increase (decrease) in accounts payable and advances from joint owners	(27,842)	(5,718)	14,846
Increase (decrease) in other accrued liabilities	(3,413)	7,142	301
Increase (decrease) in income taxes payable, net	(11,357)	11,917	662
Other	379	91	(1,646)
Net cash provided by operating activities	73,571	140,558	128,188
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(20,847)	(69,993)	(97,703)
Advance under note receivable	(500)	—	—
Repayment of note receivable	500	2,028	—
Investments in affiliates	(53,406)	(3,959)	—
Distributions from affiliates	823	—	—
Proceeds from the sale of assets	—	38,671	—
Net cash used in investing activities	(73,430)	(33,253)	(97,703)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	—	(6)	—
Purchase of common stock	(20,419)	(9,769)	(23,380)
Proceeds from exercised options	—	—	914
Tax benefit from exercise/cancellation of stock options	254	502	79
Debt issuance costs	—	(494)	—
Net cash used in financing activities	(20,165)	(9,767)	(22,387)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,024)	97,538	8,098
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150,007	52,469	44,371
CASH AND CASH EQUIVALENTS, END OF PERIOD	$129,983	$150,007	$52,469
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes, net of cash received	$50,687	$31,876	$11,535
Cash paid for interest	$121	$60	$250
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

			Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at June 30, 2009	15,830	$785	$76,322	$(58,639)	$330,896	$349,364
Exercise of stock options	344	14	900	—	—	914
Tax benefit from exercise of stock options	—	—	79	—	—	79
Amortization of restricted stock	—	—	72	—	—	72
Treasury shares at cost	(489)	—	—	(23,380)	—	(23,380)
Stock option expense	—	—	595	—	—	595
Net income	—	—	—	—	49,686	49,686
Balance at June 30, 2010	15,685	$799	$77,968	$(82,019)	$380,582	$377,330

Exercise of stock options	153	6	(6)	—	—	—
Tax benefit from exercise of stock options	—	—	502	—	—	502
Treasury shares at cost	(173)	—	—	(9,769)	—	(9,769)
Stock option expense	—	—	814	—	—	814
Dividends	—	—	—	—	(7,287)	(7,287)
Net income	—	—	—	—	65,033	65,033
Balance at June 30, 2011	15,665	$805	$79,278	$(91,788)	$438,328	$426,623

Tax benefit from exercise of stock options	—	—	(254)	—	—	(254)
Treasury shares at cost	(372)	—	—	(20,419)	—	(20,419)
Net income	—	—	—	—	58,389	58,389
Balance at June 30, 2012	15,293	$805	$79,024	$(112,207)	$496,717	$464,339
The accompanying notes are an integral part of these consolidated financial statement.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business
Contango Oil & Gas Company (collectively with its subsidiaries, “Contango” or the “Company”) is a Houston-based, independent natural gas and oil company. The Company’s business is to explore, develop, produce and acquire natural gas and oil properties primarily onshore and offshore in the Gulf of Mexico in water-depths of less than 300 feet.
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
Revenue Recognition. Revenues from the sale of natural gas and oil produced are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. As of June 30, 2012 and 2011, the Company had no significant imbalances.
Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of June 30, 2012, the Company had approximately $130 million in cash and cash equivalents, all of which was held in non-interest bearing accounts, fully insured by the Federal Deposit Insurance Corporation ("FDIC").
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
Accounts receivable allowance for bad debt was $0 at June 30, 2012 and 2011. At June 30, 2012 and 2011, the carrying value of the Company’s accounts receivable approximated fair value.
Net Income per Common Share. Basic net income per common share is computed by dividing income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 6 – Net Income Per Common Share for the calculations of basic and diluted net income per common share.

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have significant uncertain tax positions as of June 30, 2012. The amount of unrecognized tax benefits did not materially change from June 30, 2011. The amount of unrecognized tax benefits may change in the next twelve months; however, we do not expect the change to have a significant impact on our financial position or results of operations. The Company includes interest and penalties in interest income and general and administrative expenses, respectively, in its statement of operations.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The Company files income tax returns in the United States and various state jurisdictions. The Company’s federal tax returns for 2009 – 2011, and state tax returns for 2008 - 2011, remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed.
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
Impairment of Long-Lived Assets. When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the estimated future undiscounted cash flows, based on the Company’s estimate of future reserves, natural gas and oil prices and operating costs and anticipated production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to its fair value. The Company did not recognize impairment of proved properties for the fiscal years ended June 30, 2012, 2011 or 2010.

Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, and any such impairment is charged to expense in the period. The Company did not recognize any impairment of unproven properties for the year ended June 30, 2012. For the year ended June 30, 2011, the Company recorded impairment expense of approximately $1.8 million, related to the relinquishment of 14 unproved lease blocks owned by Republic Exploration, LLC ("REX") and Contango Offshore Exploration, LLC (“COE”). For the fiscal year ended June 30, 2010, the Company recorded $1.0 million in impairment charges related to the expiration and relinquishment of six unproved lease blocks owned by REX and COE.
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
Other Investments. Contango’s 19.5% ownership of Moblize Inc. (“Moblize”) and 2.0% ownership of Alta Energy Canada Partnership (“Alta Energy”) are accounted for using the cost method. Under the cost method, Contango records an investment in the stock of an investee at cost, and recognizes dividends received as income. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. In fiscal year 2010, the Company recognized a $190,000 impairment of its investment in Moblize.

The Company's Chairman and the Company's President and Acting Chief Executive Officer both sit on the board of directors of Exaro Energy III LLC ("Exaro") and have significant influence, but not control, over the company. As a result, the Company's 45% ownership in Exaro is accounted for using the equity method. Under the equity method, the Company's

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

proportionate share of Exaro's net income increases our investment in our consolidated balance sheet, while a net loss or payment of dividends decreases our investment. In our consolidated statement of operations, our proportionate share of Exaro's net income or loss is reported as a single-line item. For the fiscal year ended June 30, 2012, the Company recorded a loss from affiliates related to our Exaro investment of approximately $0.5 million, net of taxes of approximately $0.2 million.
Reclassifications. Certain reclassifications have been made to the fiscal year 2011 and 2010 amounts in order to conform to the 2012 presentation. These reclassifications were not material.
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

Derivative Instruments and Hedging Activities. The Company did not enter into any derivative instruments or hedging activities for the fiscal years ended June 30, 2012, 2011 or 2010, nor did we have any open commodity derivative contracts at June 30, 2012 or 2011.

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
4. Concentration of Credit Risk
The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas, oil and natural gas liquids for the fiscal year ended June 30, 2012 were Shell Trading US Company (25%), NJR Energy Services (13%), ConocoPhillips Company (22%), Enterprise Products Operating LLC (14%), ExxonMobil Oil Corp. (11%), and TransLouisiana Gas Pipeline, Inc. (8%). Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on our financial position. There are numerous other potential purchasers of our production.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

5. Discontinued Operations

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

The Joint Venture Assets had proved reserves of approximately 16,700 Mmcfe, net to Contango. The summarized financial results for the Joint Venture Assets for the periods ended June 30, 2012 and 2011 are as follows:
Results of Operations:

	June 30,
	2012	2011	2010
	(thousands)
Revenues	$—	$8,055	$1,671
Operating expenses	(40)	(1,613)	(348)
Depletion expenses	—	(4,106)	(853)
Impairment and other expenses	—	(527)	(2)
Loss on sale	—	(651)	—
Income (loss) before income taxes	$(40)	$1,158	$468
Benefit (provision) for income taxes	14	(618)	(164)
Income (loss) from discontinued operations, net of income taxes	$(26)	$540	$304

Rexer Assets
In October 2011, the Company sold its remaining 25% working interest (18.4% net revenue interest) in Rexer-Tusa #2 for $10,000 to Patara (together with the 75% working interest sold in Rexer-Tusa #2 and the 100% working interest sold in Rexer #1, the "Rexer Assets"). The sale was effective October 1, 2011. The Company has accounted for the sale of the Rexer Assets as discontinued operations as of June 30, 2012 and reclassified the results of operations for the Rexer Assets for each of the periods presented as follows:

	June 30,
	2012	2011
	(thousands)
Revenues	$6	$2,056
Operating expenses	(16)	(298)
Depletion expenses	(11)	(3,033)
Impairment of natural gas and oil properties	(1,031)	—
Exploration expenses	(7)	—
Loss on sale	(169)	$(273)
Loss before income taxes	$(1,228)	$(1,548)
Benefit for income taxes	430	542
Loss from discontinued operations, net of income taxes	$(798)	$(1,006)

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Contango Mining Company
On September 29, 2010, Contango ORE, Inc. (“CORE”), then a wholly-owned subsidiary of the Company, filed with the Securities and Exchange Commission a Registration Statement on Form 10 which became effective November 29, 2010. Following the effective date, CORE acquired the assets and assumed the liabilities of Contango Mining Company (“Contango Mining”), another wholly-owned subsidiary of the Company. Additionally, subsequent to the effective date, the Company contributed $3.5 million of cash to CORE. In exchange, CORE issued 1,566,367 shares of its common stock to the Company in addition to the 100 shares which the Company held prior to that date. The Company distributed all its shares of CORE, valued at approximately $7.3 million, to its stockholders of record as of October 15, 2010 on the basis of one share of common stock of CORE for each ten shares of the Company’s common stock then outstanding. In addition to the distribution of shares of CORE, the Company paid $6,213 in cash to its stockholders of record in exchange for partial shares. As of June 30, 2012 and 2011, the assets and liabilities of Contango Mining were excluded from the Company’s financial statements.

Results of operations of Contango Mining for the fiscal year ended June 30, 2011 and for each of the previous periods are included in discontinued operations in the Company’s Statement of Operations. No income or expense related to CORE were recognized for the year ended June 30, 2012. The summarized financial results for Contango Mining for the fiscal years ended June 30, 2011 and 2010 were as follows:
Operating Results:

	June 30,
	2011	2010
	(thousands)
Revenues	$—	$—
Exploration expenses	(983)	(1,102)
General and administrative expenses	(154)	—
Gain on sale	2,737	—
Income (loss) before income taxes	$1,600	$(1,102)
Benefit (provision) for income taxes	(560)	318
Income (loss) from discontinued operations, net of income taxes	$1,040	$(784)
The gain on sale of discontinued operations for 2011 represents the difference between $7.3 million, the fair value of the shares of CORE distributed to the Company’s shareholders, and the historical value of the assets and liabilities transferred to CORE on or subsequent to November 29, 2010.
6. Net Income Per Common Share
A reconciliation of the components of basic and diluted net income per common share for the fiscal years ended June 30, 2012, 2011 and 2010 is presented below:

	Year Ended June 30, 2012
(thousands, except per share amounts)	Net Income	Shares	Per Share
Income from continuing operations	$59,213	15,423	$3.84
Discontinued operations, net of income taxes	(824)	15,423	(0.05)
Basic Earnings per Share:
Net income attributable to common stock	$58,389	15,423	$3.79
Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	2
Income from continuing operations	$59,213	15,425	$3.84
Discontinued operations, net of income taxes	(824)	15,425	(0.05)
Diluted Earnings per Share:
Net income attributable to common stock	$58,389	15,425	$3.79

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Year Ended June 30, 2011
(thousands, except per share amounts)	Net Income	Shares	Per Share
Income from continuing operations	$64,459	15,665	$4.11
Discontinued operations, net of income taxes	574	15,665	0.04
Basic Earnings per Share:
Net income attributable to common stock	$65,033	15,665	$4.15
Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	48
Income from continuing operations	$64,459	15,713	$4.10
Discontinued operations, net of income taxes	574	15,713	0.04
Diluted Earnings per Share:
Net income attributable to common stock	$65,033	15,713	$4.14

	Year Ended June 30, 2010
(thousands, except per share amounts)	Net Income	Shares	Per Share
Income from continuing operations	$50,166	15,831	$3.17
Discontinued operations, net of income taxes	(480)	15,831	(0.03)
Basic Earnings per Share:
Net income attributable to common stock	$49,686	15,831	$3.14
Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	326
Income from continuing operations	$50,166	16,157	$3.11
Discontinued operations, net of income taxes	(480)	16,157	(0.03)
Diluted Earnings per Share:
Net income attributable to common stock	$49,686	16,157	$3.08
Options to purchase 70,000 shares of common stock were outstanding as of June 30, 2010 but were not included in the computation of diluted earnings per share for the fiscal year ended June 30, 2010. These options were excluded because either (i) the options’ exercise price was greater than the average market price of the common shares, or (ii) application of the treasury method to in-the-money options made some of the options anti-dilutive.
7. Change in Ownership of Partially-Owned Subsidiaries and Overriding Royalties
Prior to its dissolution on June 1, 2010, in his capacity as sole manager of the general partner of Juneau Exploration LLC ("JEX"), Mr. Juneau controlled the activities of COE, an entity then owned 65.63% by Contango and 34.37% by JEX. COE generated and evaluated offshore exploration prospects and had historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specified each participant’s working interest, net revenue interest, and described when such interests were earned, as well as allocate an overriding royalty interest ("ORRI") of up to 3.33% to benefit the employees of JEX. The Company proportionately consolidated the results of COE in its consolidated financial statements.
Immediately prior to its dissolution, COE owed the Company $5.9 million in principal and interest under a promissory note (the “COE Note”) payable on demand. In connection with the dissolution, the Company assumed its 65.6% share of the obligation under the COE Note, while JEX assumed the remaining 34.4%, or approximately $2 million. This $2 million was paid back to the Company during the fiscal year ended June 30, 2011.

8. Income Taxes
Actual income tax expense from continuing operations differs from income tax expense from continuing operations computed by applying the U.S. federal statutory corporate rate of 35 percent to pretax income as follows:

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Year Ended June 30,
	2012		2011		2010
			(thousands)
Provision at statutory tax rate	$32,644	35.0%	$34,929	35.00%	$28,445	35.0%
State income tax provision, net of federal benefit	1,712	1.84%	2,985	3.04%	1,415	1.74%
Permanent differences	(746)	(0.80)%	(2,678)	(2.73)%	(465)	(0.57)%
Other	447	0.48%	102	0.10%	2,346	2.89%
Income tax provision	$34,057	36.52%	$35,338	35.41%	$31,741	39.06%
The provision (benefit) for income taxes from continuing operations for the periods indicated are comprised of the following:

	Year Ended June 30,
	2012	2011	2010
Current:		(thousands)
Federal	$36,824	$34,256	$16,564
State	2,783	3,502	598
Total	$39,607	$37,758	$17,162
Deferred:
Federal	$(5,369)	$(1,405)	$13,503
State	(181)	(1,015)	1,076
Total	$(5,550)	$(2,420)	$14,579
Total:
Federal	$31,455	$32,851	$30,067
State	2,602	2,487	1,674
Total	$34,057	$35,338	$31,741
The net deferred tax liability is comprised of the following:

	Year Ended June 30,
	2012	2011	2010
		(thousands)
Deferred tax liability:
Temporary basis differences in natural gas and oil properties and other	$(118,010)	$(123,472)	$(131,291)
Net deferred tax liability	$(118,010)	$(123,472)	$(131,291)

9. Long-Term Debt
On October 22, 2010, the Company completed the arrangement of a secured revolving credit agreement with Amegy Bank (the “Credit Agreement”) to replace its expiring credit agreement with BBVA Compass Bank. The Credit Agreement currently has a $40 million hydrocarbon borrowing base and is available to fund the Company’s exploration and development activities, as well as repurchase shares of common stock, pay dividends, and fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and a commitment fee of 0.125% is owed on unused borrowing capacity. The Credit Agreement contains customary covenants including limitations on our current ratio and additional indebtedness. As of June 30, 2012 and 2011, the Company was in compliance with all covenants and had no amounts outstanding under the Credit Agreement.
The Company’s $50 million hydrocarbon borrowing base secured revolving credit facility with BBVA Compass

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

expired in October 2010 (the "Compass Agreement"). The credit facility was secured by substantially all of the Company’s assets. Borrowings under the Compass Agreement carried interest at LIBOR plus 2.0% per annum. An arrangement fee of 0.5%, or $250,000, was paid in connection with the facility and a commitment fee of 0.5% was paid on the unused commitment amount.
10. Commitments and Contingencies
Contango pays delay rentals on its offshore leases and leases its office space and certain other equipment. In November 2010, the Company expanded its office space and extended its office lease agreement through December 31, 2015. As of June 30, 2012, minimum future lease payments for delay rentals and operating leases for our fiscal years are as follows:
Fiscal years ending June 30,

(thousands)
2013	$370
2014	364
2015	359
2016	166
2017 and thereafter	—
Total	$1,259
The amount incurred under operating leases and delay rentals during the years ended June 30, 2012, 2011 and 2010 was approximately $423,000, $288,000, and $692,000, respectively. Additionally, as of June 30, 2012, the Company will be required to pay approximately $8.8 million for remaining leasehold costs and rental payments for the 6 lease blocks bid on at the Central Gulf of Mexico Lease Sale 216/222.
Additionally, as of June 30, 2012, we have committed to invest $8.4 million in Alta Energy to acquire, explore, develop and operate onshore unconventional shale operated and non-operated oil and natural gas assets, as well as committed to invest $41.2 million with Exaro Energy III, LLC to develop onshore natural gas assets.
In July 2011 and July 2012, the Company granted year-end bonuses to employees. A portion of these bonuses were paid immediately and the remainder will vest and be paid over 2 years to incentivize employees to remain with the Company. As of June 30, 2012, approximately $2.3 million of compensation remained to be vested. Of this amount, approximately $1.9 million shall vest and be paid on June 30, 2013 and approximately $0.4 million will vest and be paid on June 30, 2014, as long as the employees are employed by the Company on the vesting date.
No significant legal proceedings are pending which are expected to have a material adverse effect on the Company. The Company is unaware of any potential claims or lawsuits involving environmental, operating or corporate matters which are expected to have a material adverse effect on the Company’s financial position or results of operation.

11. Asset Retirement Obligation
Asset Retirement Obligation. The Company accounts for its retirement obligation of long lived assets by recording the net present value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred. When the liability is initially recorded, a company increases the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Activities related to the Company’s ARO during the year ended June 30, 2012 and 2011 were as follows:

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Year Ended June 30,
	2012	2011
	(thousands)
Balance as of July 1	$8,611	$5,157
Liabilities incurred during period	53	1,613
Liabilities settled during period	(238)	(157)
Accretion	507	386
Change in estimate	(940)	1,612
Balance as of June 30	$7,993	$8,611

12. Stock Based Compensation
The Company’s 1999 Stock Incentive Plan (the “1999 Plan”) expired in August 2009. There are no outstanding options issued under the 1999 Plan.
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
Stock Options.
Under the 2009 Plan, the Company may issue up to 1,500,000 shares of common stock with an exercise price of each option equal to or greater than the market price of the Company’s common stock on the date of grant. The Company may grant key employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, can only be stock options that are not qualified as incentive stock options. Options generally expire after 5 or 10 years. The vesting schedule varies, and can vest over a 2, 3 or 4-year period. As of June 30, 2012, there were no options outstanding under the 2009 Plan.
A summary of the status of stock options granted under the 1999 Plan and 2009 Plan as of June 30, 2012, 2011 and 2010, and changes during the fiscal years then ended, is presented in the table below:

	Year Ended June 30,
	2012		2011		2010
	Shares Under Options	Weighted Average Exercise Price	Shares Under Options	Weighted Average Exercise Price	Shares Under Options	Weighted Average Exercise Price
Outstanding, beginning of year	45,000	$54.21	305,334	$28.61	685,167	$16.49
Granted	—	$—	—	$—	25,000	$49.29
Exercised	—	$—	(152,544)	$21.38	(344,229)	$9.24
Forfeited (1)	(45,000)	$54.21	(107,790)	$28.14	(60,604)	$10.20
Outstanding, end of year	—	$—	45,000	$54.21	305,334	$28.61
Aggregate intrinsic value ($000)	$—		$190		$4,928
Exercisable, end of year	—	$—	45,000	$54.21	240,334	$22.74
Aggregate intrinsic value ($000)	$—		$190		$5,290
Available for grant, end of year	1,475,000		1,475,000		2,475,000
Weighted average fair value of options granted during the year (2)	$—		$—		$15.39

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(1)
For the fiscal year ended June 30, 2012, forfeited options consist of options that were net-settled for cash with the Company. For the fiscal year ended June 30, 2011 and 2010, forfeited options relate to options surrendered under a cashless exercise, with immediate sale to the Company.

(2)
The fair value of each option is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2010: (i) risk-free interest rate of 0.25 percent; (ii) expected life of 5 years; (iii) expected volatility of 35 percent; and (iv) expected dividend yield of zero percent.

Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the fiscal years ended June 30, 2012, 2011 and 2010, approximately $0.3 million, $0.5 million, and $0.1 million, respectively, of such excess tax benefits were classified as financing cash flows. See Note 2 – Summary of Significant Accounting Policies.
Compensation expense related to employee stock option grants are recognized over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. In November 2010, the Company’s Board of Directors approved the immediate vesting of all outstanding stock options under both the 1999 Plan and the 2009 Plan. Additionally, the Board authorized management to net-settle any outstanding stock options in cash. The option holder had a choice of receiving cash upon net settlement of options or to settle options for shares of the Company. Such modification of the stock options resulted in recognizing a liability equal to the portion of each award attributable to past service multiplied by the modified award’s fair value, and was adjusted quarterly. The accelerated vesting and modification affected no other terms or conditions of the options, including the number of outstanding options or exercise price. As of June 30, 2012, the Company did not record such a liability as a result of the final options being net-settled for cash.
During the fiscal year-ended June 30, 2012, 2011 and 2010, the Company recognized a total stock option expense of approximately $3,000, $1.3 million, and $0.6 million, respectively. The aggregate intrinsic values of the options exercised/forfeited during fiscal years 2012, 2011 and 2010 were approximately $0.5 million, $8.9 million, and $15.3 million, respectively.

Restricted Stock
The Company did not grant any shares of restricted stock for the fiscal years ended June 30, 2012, 2011 or 2010. For the year ended June 30, 2010, the Company recognized approximately $72,000 in compensation expense relating to restricted stock awards granted during the fiscal year ended June 30, 2009.

13. Related Party Transactions
Juneau Exploration LLC. In April 2012, the Company announced that Mr. Brad Juneau, the sole manager of the general partner of JEX, had joined the Company’s board of directors and that the Company had entered into an advisory agreement with JEX (the "Advisory Agreement"), whereby in addition to generating and evaluating offshore and onshore exploration prospects for the Company, JEX will direct Contango’s staff on operational matters including drilling, completions and production. Pursuant to the Advisory Agreement, JEX will be paid an annual fee of $2.0 million. In August 2012, the Board of Directors of the Company elected Mr. Juneau as President and Acting Chief Executive Officer of the Company.

In addition to generating and evaluating prospects for the Company via JEX, and directing the Company's operations through the Advisory Agreement and as President and Acting CEO of the Company, JEX and/or its affiliates (collectively, "JEX") have historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant’s working interest ("WI"), net revenue interest ("NRI"), and describe when such interests are earned, as well as allocate an overriding royalty interest ("ORRI") of up to 3.33% to benefit the employees of JEX, excluding Mr. Juneau, except where otherwise noted.
Republic Exploration LLC. In his capacity as sole manager of the general partner of JEX, Mr. Juneau also controls the activities of Republic Exploration LLC ("REX"), an entity owned 34.4% by JEX, 32.3% by Contango, and 33.3% by a third party which contributed other assets to REX. REX generates and evaluates offshore exploration prospects and has historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant’s working interest, net revenue interest, and describe when such interests are earned, as well as allocate an overriding royalty interest ("ORRI") of up to 3.33% to benefit the employees of JEX. The

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Company proportionately consolidates the results of REX in its consolidated financial statements.
Contango Offshore Exploration LLC. Prior to its dissolution on June 1, 2010, in his capacity as sole manager of the general partner of JEX, Mr. Juneau controlled the activities of Contango Offshore Exploration LLC ("COE"), an entity then owned 65.63% by Contango and 34.37% by JEX. COE generated and evaluated offshore exploration prospects and had historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specified each participant’s working interest, net revenue interest, and described when such interests were earned, as well as allocate an overriding royalty interest ("ORRI") of up to 3.33% to benefit the employees of JEX. The Company proportionately consolidated the results of COE in its consolidated financial statements.
As of June 30, 2012, Contango, JEX, REX and JEX employees owned the following interests in the Company's offshore wells.

	Contango		JEX		REX		JEX Employees
	WI	NRI	WI	NRI	WI	NRI	ORRI
Dutch #1 - #5	47.05%	38.12%	1.61%	1.29%	—%	—%	2.02%
Mary Rose #1	53.21%	40.45%	2.01%	1.51%	—%	—%	2.79%
Mary Rose #2 - #3	53.21%	38.67%	2.01%	1.44%	—%	—%	2.79%
Mary Rose #4	34.58%	25.49%	1.31%	0.95%	—%	—%	1.82%
Mary Rose #5	37.80%	27.88%	1.43%	1.04%	—%	—%	1.54%
Ship Shoal 263	100.00%	80.00%	—%	—%	—%	—%	3.33%
Vermilion 170	83.20%	64.83%	4.30%	3.35%	12.50%	9.74%	3.33%
Below is a summary of transactions between the Company, JEX, REX and COE during the fiscal years ended June 30, 2012, 2011 and 2010:

•
In October 2009 the Company spud the Ship Shoal 263 well which was owned 25% by Contango and 75% by COE. Under the terms of the applicable participation agreement, Contango had a 100% working interest through casing point. Once casing point was reached, COE exercised its option to back-in for a 15.19% working interest. Once production began, COE received a carried working interest of 6.75%, resulting in COE having a final working interest of 21.94% and Contango owning the remaining working interests. The Company paid JEX a prospect fee of $250,000 for generating this prospect.

•
Upon dissolution on June 1, 2010, COE distributed its ownership interest in the following 3 wells to Contango and JEX in proportion to their ownership percentage in COE: i) Ship Shoal 263 - The Company and JEX kept their respective interests in Ship Shoal 263; ii) Grand Isle 70 - The Company and JEX sold their respective interests in Grand Isle 70 to an independent third-party in exchange for an ORRI. The Company subsequently sold its ORRI interests to JEX for approximately $0.1 million. iii) Grand Isle 72 - This well was plugged and abandoned in June 2010. Both the Company and JEX paid their respective portion to permanently abandon the site.

•
In March 2010 the Company spud the Eloise South well. All owners paid for their proportionate share of drilling and completion costs based on their ownership percentage. The Company had a 23.8% working interest in this well and REX had a 9.6% working interest. Once production began, JEX employees received an ORRI of 1.33%.

•
In June 2010 the Company spud its Rexer #1 well. Under the terms of the applicable participation agreement, the Company had a 100% working interest through payout of all costs. In May 2011, the Company sold Rexer #1 (See Note 5 - Discontinued Operations) prior to reaching payout. Once payout is reached with the new operator, JEX will have an option to back-in for a 10% working interest (7.25% net revenue interest). Other third-parties own the remaining working interests. JEX employees maintained a 2.5% ORRI in this well. The Company paid JEX a prospect fee of $250,000 for generating this prospect.

•	In October 2010, the Company purchased JEX's 7.5% working interest in Ship Shoal 263 for $7.5 million, based on a reserve valuation as of the purchase date.

•
Prior to its dissolution, COE owed the Company $5.9 million in principal and interest under a promissory note (the “COE Note”) payable on demand. In connection with the dissolution, the Company assumed its 65.63% share of the obligation under the COE Note, while JEX assumed the remaining 34.37%, or approximately $2 million. This $2 million was paid to the Company in October 2010.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

•
In February 2011 the Company spud Vermilion 170 which was owned 100% by the Company. Under the terms of the applicable participation agreement, Contango had a 100% working interest through casing point. Once casing point was reached, JEX and REX each exercised their option to back-in for a 2.6% and 7.5% working interest, respectively. Once production began, JEX and REX each received their carried working interest of 1.7% and 5.0%, respectively, resulting in JEX having a final working interest of 4.3% and REX having a final working interest of 12.5%. The Company owns the remaining working interests in this well. The Company paid JEX a prospect fee of $250,000 for generating this prospect.

•
In May 2011 the Company spud its Rexer-Tusa #2 well. Under the terms of the applicable participation agreement, the Company had a 25% working interest through payout of all costs. In October 2011, the Company completed selling Rexer-Tusa #2 (See Note 5 - Discontinued Operations) prior to reaching payout. Once payout is reached with the new operator, JEX will have an option to back-in for a 10% working interest (7.36% net revenue interest). Other third-parties own the remaining working interests. JEX employees maintained a 2.92% ORRI in this well.

•
In July 2011, the Company recompleted its Eloise South well uphole in the Cib-Op sands as our Dutch #5 well. Under the terms of the applicable joint operating agreement, all Dutch #5 well owners were required to purchase the Eloise South well bore from the Eloise South owners (the "Dutch Well Cost Adjustment"). All Eloise South and Dutch #5 well owners paid and/or received their proportionate share of the Dutch Well Cost Adjustment based on their ownership percentage in each well. JEX had a 1.6% working interest in Dutch #5; REX had a 9.6% working interest in Eloise South; and Contango had a 47.05% working interest in Dutch #5 and a 23.8% working interest in Eloise South.

•
In December 2011, the Company purchased an additional working interest in Mary Rose #5 (see below) from an existing partner. The Company then sold to JEX its proportionate share of the existing partner's interest, based on JEX's ownership percentage in the well.

•
In January 2012, the Company recompleted its Eloise North well uphole in the Cib-Op sands as our Mary Rose #5 well. Under the terms of the applicable joint operating agreement, all Mary Rose #5 well owners were required to purchase the Eloise North well bore from the Eloise North owners. (the "Mary Rose Well Cost Adjustment"). All Eloise North and Mary Rose #5 well owners paid and/or received their proportionate share of the Mary Rose Well Cost Adjustment based on their ownership percentage in each well. JEX had a 1.4% working interest in Mary Rose #5 and a 0.1% working interest in Eloise North; REX had a 13.2% working interest in Eloise North; and the Company had a 37.8% working interest in Mary Rose #5 and a 35.8% working interest in Eloise North.

•
In March 2012, the Company was awarded Brazos Area 543 by the BOEM, which was bid on at the Western Gulf of Mexico Lease Sale No. 218 held on December 14, 2011. Under the terms of the applicable participation agreement, if the lease becomes a prospect, Contango will have a 100% working interest through casing point. Once casing point is reached, JEX may exercise its option to back-in for a 5% working interest. Once production begins (if successful), JEX shall receive its carried working interest of 3.33%, resulting in JEX having a final working interest of 8.33% (6.49% net revenue interest) Contango shall have a 75% working interest (58.44% net revenue interest),with third parties owning the remaining working interests. JEX employees will have a 2.33% working interest in this well. If the lease is developed into a prospect, the Company will pay JEX a prospect fee of $250,000 for generating this prospect.

•
In July 2012 the Company spud the Ship Shoal 134 prospect which is owned 100% by the Company. Under the terms of the applicable participation agreement, the Company has a 100% working interest through production. At first production (if successful), REX will receive a carried working interest of 10%. Once payout of post casing point costs has been reached, REX will have an option to back-in for an additional 12.5% working interest, resulting in REX having a final working interest of 22.50% (17.5% net revenue interest) with Contango owning the remaining working interests. JEX employees will receive an ORRI of 3.33% in this well. The Company paid JEX a prospect fee of $250,000 for generating this prospect.

•
In July 2012 the Company spud the South Timbalier 75 prospect which was farmed-in 100% by the Company and REX. Under the terms of the applicable participation agreement, the Company has a 100% working interest through first production. At first production (if successful), REX will receive a carried working interest of 10%. Once payout of post casing point costs has been reached, REX will have an option to back-in for an additional 8.3% working interest, resulting in REX having a final working interest of 18.3% (13.1% net revenue interest) and the Company owning the remaining working interests. JEX employees will receive an ORRI of 3.33% in this well. The Company

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

paid JEX a prospect fee of $250,000 for generating this prospect.

•
For the five lease blocks where the Company was the Apparent High Bidder ("AHB") in the June 20, 2012 lease sale where the prospects were generated by REX, the Company has a 100% working interest through first production. At first production (if successful), REX will receive a carried working interest of 10%. Once payout of post casing point costs has been reached, REX will have an option to back-in for up to 12.5% working interest, resulting in REX having a final working interest of up to 22.5% (17.5% net revenue interest) and the Company owning the remaining working interests. JEX employees will receive an ORRI of 3.33% in these prospects.

•
For the lease block where the Company was the AHB in the June 20, 2012 lease sale where the prospects were generated by JEX, the Company will carry JEX for 10% through first production and JEX employees will receive an ORRI of 3.33%.

•
In the Tuscaloosa Marine Shale ("TMS"), a shale play in central Louisiana and Mississippi, the Company has a 100% working interest through first production. At first production of the existing acreage (if successful), JEX will receive a carried working interest of 10% and JEX employees will receive an ORRI of 2%, of which Mr. Juneau receives 0.75%, due to fees to third parties paid by JEX in order to get into the prospect, that were not billed to Contango. An additional 2% was granted to the geologist who is responsible for the generation of the TMS prospect. The geologist has subsequently been employed by JEX.

•
In Jim Hogg County, Texas, on promoted wells, JEX has a 10% carry of the Company's working interest (for example, if the Company has a 50% working interest, JEX will have a 5% carried working interest), after the Company has acheived payout of its investment. On unpromoted wells, JEX has a 10% carried working interest of the Company's working interest. JEX employees will receive an ORRI of 1.25%

Below is a summary of payments received from (paid to) JEX, REX and COE in the ordinary course of business in our capacity as operator of the wells and platforms for the periods indicated. The Company made and received similar types of payments with other well owners (in thousands):

	2012		2011			2010
	JEX	REX	JEX	REX	COE	JEX	REX	COE
Revenue payments as well owners	$(5,719)	$(3,166)	$(6,089)	$(1,908)	$—	$(5,026)	$(1,633)	$—
Joint interest billing receipts	928	2,422	1,437	2,068	81	837	629	469
Dutch well cost adjustment	—	—	161	(957)	—	—	—	—
Mary Rose well cost adjustment	118	(1,185)	—	—	—	—	—	—

Below is a summary of payments received from (paid to) JEX and REX as a result of specific transactions between the Company, JEX and REX. While these payments are in the ordinary course of business, the Company did not have similar transactions with other well owners (in thousands):

	2012		2011			2010
	JEX	REX	JEX	REX	COE	JEX	REX
Sale of Grand Isle 70 ORRI	$—	$—	$—	$—	—	$104	$—
Sale of purchased interest in Mary Rose #5	8	—	—	—	—	—	—
Reimbursement of certain costs	(325)	(17)	(206)	(302)	(134)	(1,151)	—
Prospect fees	(250)	—	—	—	—	(1,750)	—
Under advisory agreement dated April 1, 2012	(530)	—	—	—	—	—	—
Purchase of Ship Shoal 263	—	—	(7,512)	—	—	—	—
REX distribution to members	—	823	—	—	—	—	—
Repayment of COE Note	—	—	2,028	—	—	—	—
Purchase of 50% interest in Alaska properties	—	—	—	—	—	(1,000)	—
Exploration costs in Alaska	—	—	(906)	—	—	(518)	—

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

As of June 30, 2012 and 2011, the Company's consolidated balance sheets reflected the following balances (in thousands):

	2012		2011
	JEX	REX	JEX	REX
Accounts receivable:
Trade receivable	$20	$18	$75	$117
Joint interest billing	158	92	164	937

Royalties and revenue payable	(813)	(682)	(997)	—

Contango ORE, Inc. Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of the Company, was formed in October 2009 for the purpose of engaging in exploration in the state of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. Contango Mining initially acquired a 50% interest in these properties in Alaska from JEX in exchange for $1 million and a 1% ORRI in the properties under a Joint Exploration Agreement (the “Joint Exploration Agreement”). We believe JEX expended approximately $1 million on exploratory activities and related work on the properties prior to selling the initial 50% interest to Contango Mining. Contango Mining also agreed to fund the next $2 million of exploration costs. During the fiscal year ended June 30, 2011 and 2010, Contango Mining paid JEX approximately $0.9 million and $0.5 million, respectively, for exploration costs incurred by JEX in the state of Alaska.

In September 2010, Contango Mining acquired the remaining 50% interest in the properties by increasing the ORRI in the properties granted to JEX to 3% pursuant to an Amended and Restated Conveyance of Overriding Royalty Interest (the “Amended ORRI Agreement”). Contango Mining assumed control of the exploration activities and JEX and Contango Mining terminated the Joint Exploration Agreement.
Contango ORE, Inc. ("CORE") was formed on September 1, 2010 as a wholly-owned subsidiary of the Company and in November 2010, Contango Mining assigned the properties and certain other assets and liabilities to Contango. Contango contributed the properties and $3.5 million of cash to CORE, pursuant to the terms of a Contribution Agreement (the “Contribution Agreement”), in exchange for approximately 1.6 million shares of CORE's common stock. The transactions took place between companies under common control. Contango distributed all of CORE's common stock to Contango’s stockholders of record as of October 15, 2010, promptly after the effective date of CORE's Registration Statement Form 10 on the basis of one share of common stock for each ten (10) shares of Contango’s common stock then outstanding.

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

On March 30, 2012 the Company received repayment of the $500,000 it had advanced under the CORE Note, plus accrued interest of approximately $15,000. As of June 30, 2012, there are no amounts outstanding under the CORE Note. CORE may re-borrow any portion of the $1.0 million through December 31, 2012.

Equity Compensation. In February 2012, the Company net-settled 45,000 stock options from two employees for a total of approximately $465,000. During the fiscal year ended June 30, 2011, the Company purchased 172,544 shares of its common stock for a total of approximately $9.8 million. Of this amount, 149,573 shares were purchased from four employees and one member of its board of directors for a total of approximately $8.7 million. During the fiscal year ended June 30, 2010, the Company purchased 115,454 shares of its common stock from three officers of the Company and two members of its board of directors for approximately $6.4 million. All the purchases were approved by the Company’s board of directors and were completed at the closing price of the Company’s common stock on the date of purchase.
14. Share Repurchase Programs
$100 Million Share Repurchase Program
In September 2008, the Company’s board of directors approved a $100 million share repurchase program. All shares

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

are purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases will be made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. Repurchased shares of common stock become authorized but unissued shares, and may be issued in the future for general corporate and other purposes. During the fiscal year ended June 30, 2012, we purchased 271,837 shares of our common stock at an average cost per share of $55.38 per share, for a total of approximately $15.1 million. The $100 million share repurchase program concluded in October 2011 with the Company having purchased 2,157,278 shares of its common stock at an average cost per share of $46.35 per share, for a total of approximately $100 million under the $100 million share repurchase program.
$50 Million Share Repurchase Program

On September 28, 2011, the Company’s Board of Directors approved the adoption of a $50 million share repurchase program, effective upon completion of purchases under the Company’s $100 million share repurchase program. The purchases made under the $50 million share repurchase program will be subject to the same terms and conditions as purchases made under the $100 million share repurchase program. During the fiscal year ended June 30, 2012, the Company purchased 100,381 shares at an average price of $53.45 per share, for a total of approximately $5.4 million under the $50 million share repurchase program. Additionally, in February 2012 the Company net-settled 45,000 options from two employees for a total of approximately $465,000. In total, under both share repurchase programs combined, the Company has purchased approximately 2.3 million shares of its common stock at an average cost per share of $46.67 and 45,000 stock options, for a total of approximately $105.8 million as of June 30, 2012, bringing its total share count to 15,292,448 shares of common stock outstanding and no options outstanding.
15. Subsequent Events

As of June 30, 2012, we had invested approximately $11.6 million in Alta Energy to purchase over 60,000 acres in the Kaybob Duvernay, a liquids rich shale play in Alberta, Canada. In August 2012, the Company invested an additional $0.7 million, bringing the Company's total investment in Alta Energy to approximately $12.3 million. Contango has a 2% interest in Alta Energy and a 5% interest in the Kaybob Duvernay project.

As of June 30, 2012, the Company had invested approximately $5.0 million to lease approximately 13,800 acres in the TMS. During July and August 2012, the Company leased an additional approximately 11,200 acres for approximately $3.7 million, bringing the Company's total investment in the TMS to 25,000 acres for approximately $8.7 million.

As of June 30, 2012, the Company had paid approximately $0.7 million into an exploration program involving acreage in Jim Hogg County, Texas with a large south Texas mineral owner. In August 2012, the Company paid an additional $0.5 million into this exploration program, bringing the total expenditure to approximately $1.2 million.

As of June 30, 2012, the Company owed approximately $8.8 million in remaining leasehold costs and rental payments for the six lease blocks bid on at the Central Gulf of Mexico Lease Sale 216/222. In August 2012, the Company was notified that it had been awarded East Cameron 124, Eugene Island 31, Ship Shoal 83 and South Timbalier 110 effective September 1, 2012. In August 2012, the Company paid approximately $1.2 million for East Cameron 124. As of the date of this report, the Company owed approximately $7.6 million for the remaining five lease blocks.

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
Costs Incurred. The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated:

	Year Ended June 30,
	2012	2011	2010
Property acquisition costs:		(thousands)
Unproved	$5,404	$2,802	$11,319
Proved	381	10,135	2,009
Exploration costs	1,154	14,016	52,805
Development costs	10,350	39,211	40,902
Total costs incurred	$17,289	$66,164	$107,035
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
Proved natural gas and oil reserve quantities at June 30, 2012, 2011, 2010 and 2009, and the related discounted future net cash flows before income taxes are based on estimates prepared by William M. Cobb & Associates, Inc. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

The below table summarizes the Company’s net ownership interests in estimated quantities of proved natural gas, oil and natural gas liquids (“NGLs”) reserves and changes in net proved reserves as of June 30, 2012, 2011, 2010 and 2009, all of which are located in the continental United States. There were no material reserves associated with our equity investments.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

	Oil and Condensate	NGLs	Natural Gas
	(MBbls)	(MBbls)	(MMcf)
Proved Developed and Undeveloped Reserves as of:
June 30, 2009	5,004	7,401	280,616
Sale of minerals in place	—	—	—
Extensions and discoveries	1,276	1,081	40,635
Purchases of minerals in place	—	—	—
Revisions of previous estimates	(1,177)	(1,146)	(53,855)
Production	(505)	(598)	(21,385)
June 30, 2010	4,598	6,738	246,011
Sale of minerals in place	(126)	(648)	(16,804)
Extensions and discoveries	565	191	31,585
Purchases of minerals in place	53	9	929
Revisions of previous estimates	73	(302)	2,584
Production	(685)	(702)	(26,160)
June 30, 2011	4,478	5,286	238,145
Sale of minerals in place	—	—	—
Extensions and discoveries	—	—	—
Purchases of minerals in place	—	—	—
Revisions of previous estimates	(551)	1,262	(13,149)
Production	(615)	(662)	(23,617)
June 30, 2012	3,312	5,886	201,379
Proved Developed Reserves as of:
June 30, 2009	5,004	7,401	280,616
June 30, 2010	4,328	6,167	231,260
June 30, 2011	3,738	5,037	205,085
June 30, 2012	3,353	5,664	196,268
Proved Undeveloped Reserves as of:
June 30, 2009	—	—	—
June 30, 2010	270	571	14,751
June 30, 2011	740	249	33,060
June 30, 2012	(41)	222	5,111
The most significant change to our reserves during the fiscal year ended June 30, 2012 was due to current year production. During the fiscal year ended June 30, 2011, the most significant changes were associated with our discovery at Vermilion 170 and the sale of our Joint Venture Asset reserves (see Note 5 – Discontinued Operations).
During the fiscal year ended June 30, 2010, we had a revision of approximately 48.5 Bcfe related to our Dutch and Mary Rose field reserves. As a result of newly learned bottom hole pressure data determined during a recent field wide shut-in and a “P/Z pressure test”, our independent third-party engineer concluded that we had less reserves than originally estimated.

Standardized Measure. The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved natural gas and oil reserves as of June 30, 2012, 2011 and 2010 are shown below:

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

	As of June 30,
	2012	2011	2010
		(thousands)
Future cash inflows	$1,378,910	$1,801,236	$1,720,888
Future production costs	(301,137)	(313,688)	(232,641)
Future development costs	(31,214)	(52,053)	(66,237)
Future income tax expenses	(312,211)	(406,306)	(399,755)
Future net cash flows	734,348	1,029,189	1,022,255
10% annual discount for estimated timing of cash flows	(220,416)	(312,054)	(310,161)
Standardized measure of discounted future net cash flows	$513,932	$717,135	$712,094
Future cash inflows represent expected revenues from production and are computed by applying certain prices of natural gas and oil to estimated quantities of proved natural gas and oil reserves. As of June 30, 2012, future cash inflows were based on the first-day-of-the-month prices for the previous 12 months of $3.13 per MMBtu of natural gas, $96.07 per barrel of oil, and $59.39 per barrel of natural gas liquids. For the fiscal year ended June 30, 2011, future cash inflows were based on the first-day-of-the-month prices for the previous 12 months of $4.25 per MMBtu of natural gas, $90.27 per barrel of oil, and $55.78 per barrel of natural gas liquids. For the fiscal year ended June 30, 2010, future cash inflows were based on the first-day-of-the-month prices for the previous 12 months of $4.09 per MMBtu of natural gas, $76.21 per barrel of oil, and $44.62 per barrel of natural gas liquids, in each case before adjusting for basis, transportation costs and BTU content.
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

Change in Standardized Measure. Changes in the standardized measure of future net cash flows relating to proved natural gas and oil reserves are summarized below:

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

	Year Ended June 30,
	2012	2011	2010
Changes in standardized measure due to current year operation:		(thousands)
Sales of natural gas and oil produced during the period, net of production expenses	$(160,111)	$(188,810)	$(143,641)
Extensions and discoveries	—	160,712	151,760
Net change in prices and production costs	(144,533)	5,401	108,883
Changes in estimated future development costs	17,322	41,989	7,969
Revisions in quantity estimates	(25,486)	4,078	(190,840)
Purchase of reserves	—	6,556	—
Sale of reserves	—	(20,031)	—
Accretion of discount	98,104	97,044	88,986
Changes in income taxes	47,616	(5,558)	(6,574)
Change in the timing of production rates and other	(36,115)	(96,340)	57,460
Net change	(203,203)	5,041	74,003
Beginning of year	717,135	712,094	638,091
End of year	$513,932	$717,135	$712,094
For the fiscal year ended June 30, 2012, the standardized measure decreased by approximately $203.2 million, principally due to a decrease in natural gas and oil prices and current year production. For the fiscal year ended June 30, 2011, the standardized measure increased by approximately $5.0 million which was due to our discovery at Vermilion 170, offset by current year production and sales of our Joint Venture Asset reserves (see Note 5 – Discontinued Operations).

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Quarterly Results of Operations. The following table sets forth the results of operations by quarter for the years ended June 30, 2012 and 2011:

	Quarter Ended
	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
	(thousands, except per share amounts)
Fiscal Year 2012:
Revenues from continuing operations	$44,203	$53,907	$41,339	$39,823
Income from continuing operations (1)	$15,586	$19,589	$14,699	$9,339
Net income (loss) from discontinued operations, net of taxes	$(682)	$(114)	$(26)	$(2)
Net income attributable to common stock	$14,904	$19,475	$14,673	$9,337
Net income per share (2):
Basic:	$0.95	$1.27	$0.96	$0.61
Diluted:.	$0.95	$1.27	$0.96	$0.61
Fiscal Year 2011:
Revenues from continuing operations	$53,097	$49,123	$52,641	$48,917
Income from continuing operations (1)	$31,334	$15,070	$25,282	$26,563
Net income (loss) from discontinued operations, net of taxes	$(877)	$2,279	$465	$(286)
Net income attributable to common stock	$18,941	$11,767	$16,796	$17,529
Net income per share (2):
Basic:	$1.21	$0.75	$1.07	$1.12
Diluted:	$1.20	$0.75	$1.07	$1.12

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