Form 10-Q
period 2012-09-30
CONTANGO OIL & GAS CO
filed 2012-11-09
CIK 1071993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.04 per share, outstanding as of November 1, 2012 was 15,194,952.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	June 30, 2012
	(thousands)
CURRENT ASSETS:
Cash and cash equivalents	$137,784	$129,983
Accounts receivable:
Trade receivables	28,332	29,688
Joint interest billings	4,695	4,768
Income taxes	12,327	4,510
Prepaid expenses	3,086	5,762
Other	1,062	502
Total current assets	187,286	175,213
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	555,680	561,713
Unproved properties	16,021	12,485
Furniture and equipment	216	213
Accumulated depreciation, depletion and amortization	(187,246)	(178,081)
Total property, plant and equipment, net	384,671	396,330
OTHER ASSETS:
Investments in affiliates	46,197	52,827
Other	255	284
TOTAL ASSETS	$618,409	$624,654

CURRENT LIABILITIES:
Accounts payable	$4,488	$3,084
Royalties and revenue payable	18,709	22,098
Accrued liabilities	5,319	6,796
Accrued exploration and development	32,611	2,334
Total current liabilities	61,127	34,312
DEFERRED TAX LIABILITY	110,778	118,010
ASSET RETIREMENT OBLIGATIONS	9,714	7,993
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50,000,000 shares authorized; 20,135,107 shares issued and 15,292,448 shares outstanding at September 30, 2012 and June 30, 2012	805	805
Additional paid-in capital	79,024	79,024
Treasury shares at cost (4,842,659 shares at September 30, 2012 and June 30, 2012)	(112,207)	(112,207)
Retained earnings	469,168	496,717
Total shareholders’ equity	436,790	464,339
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$618,409	$624,654

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2012	2011
	(thousands, except per share amounts)
REVENUES:
Natural gas, oil and liquids sales	$29,765	$44,203
Total revenues	29,765	44,203
EXPENSES:
Operating expenses	6,464	5,889
Exploration expenses	44,984	24
Depreciation, depletion and amortization	9,566	10,956
Impairment of natural gas and oil properties	8,410	—
General and administrative expenses	2,580	2,248
Total expenses	72,004	19,117

Gain from investments in affiliates, net of tax of $88	164	—
Other income/(expense)	(12)	(77)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(42,087)	25,009
Income tax benefit (provision)	14,538	(9,423)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(27,549)	15,586
DISCONTINUED OPERATIONS (NOTE 8)
Discontinued operations, net of income taxes	—	(682)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(27,549)	$14,904
NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$(1.80)	$0.99
Discontinued operations	—	(0.04)
Total	$(1.80)	$0.95
Diluted
Continuing operations	$(1.80)	$0.99
Discontinued operations	—	(0.04)
Total	$(1.80)	$0.95
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,292	15,639
Diluted	15,292	15,642
The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2012	2011
	(thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(27,549)	$15,586
Loss from discontinued operations, net of income taxes	—	(682)
Net income (loss)	(27,549)	14,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	9,566	10,956
Impairment of natural gas and oil properties	8,410	1,031
Exploration expenses	44,832	—
Deferred income taxes	(7,232)	(94)
Gain from investment in affiliates	(252)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable and other	1,355	2,285
Decrease in prepaids and other receivables	200	894
Decrease in accounts payable and advances from joint owners	(1,913)	(14,625)
Decrease in other accrued liabilities	(1,477)	(4,777)
Decrease (increase) in income taxes receivable, net	(7,817)	1,649
Other	(207)	366
Net cash provided by operating activities	17,916	12,589
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(17,205)	(11,476)
Investment in affiliates	(733)	(140)
Return of investments in affiliates	7,823	—
Net cash used in investing activities	(10,115)	(11,616)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of common stock	—	(13,532)
Net cash used in financing activities	—	(13,532)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,801	(12,559)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	129,983	150,007
CASH AND CASH EQUIVALENTS, END OF PERIOD	$137,784	$137,448
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes, net of cash received	$600	$7,500
Cash paid for interest	$13	$37
The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(thousands)
Balance at June 30, 2012	15,292	$805	$79,024	$(112,207)	$496,717	$464,339
Net loss	—	—	—	—	(27,549)	(27,549)
Balance at September 30, 2012	15,292	$805	$79,024	$(112,207)	$469,168	$436,790
The accompanying notes are an integral part of this consolidated financial statement

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in Contango Oil & Gas Company’s ("Contango" or the "Company") Form 10-K for the fiscal year ended June 30, 2012. The consolidated results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.
2. Business
We are a Houston-based, independent natural gas and oil company. Our core business is to explore, develop, produce and acquire natural gas and oil properties onshore and offshore in the Gulf of Mexico in water-depths of less than 300 feet, using cash generated from our existing property base. We have an inventory of six offshore prospects and no debt.
In July 2012, we drilled two exploration wells (Ship Shoal 134 and South Timbalier 75) and no commercial hydrocarbons were found. For the three months ended September 30, 2012, we recorded exploration expenses of approximately $43.7 million, including leasehold costs, related to these two wells, with additional costs incurred in October and November 2012.
As of September 30, 2012, we had invested approximately $12.3 million with Alta Energy Canada Partnership, G.P. ("Alta Energy") for a 5% ownership interest in the Kaybob Duvernay shale play. We had also invested approximately $33.8 million with Exaro Energy III LLC ("Exaro") in the Jonah field in Wyoming, which is primarily development of proved reserves. In addition, as of September 30, 2012, the Company had invested approximately $8.8 million in leasehold costs in the Tuscaloosa Marine Shale ("TMS") for approximately 24,000 acres.
3. Summary of Significant Accounting Policies
The application of GAAP involves certain assumptions, judgments, decisions and estimates that affect reported amounts of assets, liabilities, revenues, expenses, contingencies and reserves. Actual results could differ from these estimates. Contango’s significant accounting policies are described below.
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

Impairment of Long-Lived Assets. When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. For the three months ended September 30, 2012, we recorded an impairment expense of approximately $8.4 million related to proved properties. Of this amount, approximately $6.3 million related to our Ship Shoal 263 well and $2.1 million related to the Eugene Island 24 platform and other properties. No impairment of proved properties was recognized in continuing operations for the three months ended September 30, 2011.

Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. For the three months ended September 30, 2012, the Company recognized impairment expense of approximately $6.6 million related to leasehold costs at our dry holes at Ship Shoal 134 and South Timbalier 75, plus an additional $1.2 million related to an unsuccessful exploration program in Jim Hogg County, Texas. These costs are included in total exploration expense of approximately $45.0 million, together with the drilling, plugging and abandoning costs for the two dry holes. No impairment of unproved properties was recognized during the three months ended September 30, 2011.

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade investments having an original maturity of 90 days or less. As of September 30, 2012, the Company had approximately $137.8 million in cash and cash equivalents, all of which was held in non-interest bearing accounts.

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
Other Investments. The Company has a 19.5% ownership interest in Moblize Inc. (“Moblize”) and a 2.0% ownership interest in Alta Energy. Both of these investments are accounted for using the cost method. The Company also has a 37% ownership interest in Exaro. The Company has two seats on the board of directors of Exaro, and has significant influence, but not control, over Exaro. As a result, the Company's 37% ownership in Exaro is accounted for using the equity method.
The Company originally had a 45% ownership interest in Exaro upon its formation in April 2012. In August 2012, one of the other investors in Exaro exercised its right to assume $15 million of the Company's commitment by making a cash payment to the Company of $7.5 million and agreeing to assume $7.5 million of future commitment in Exaro. This lowered the Company's ownership interest to 37%. As of November 1, 2012, the Company had invested approximately $33.8 million in Exaro.
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
Reclassifications. Certain reclassifications have been made to the amounts included in the consolidated financial statements as of June 30, 2012 and for the three months ended September 30, 2011, in order to conform to the 2012 presentation. These reclassifications were not material.
4. Natural Gas and Oil Exploration and Production Risk
The Company’s future financial condition and results of operations will depend upon prices received for its natural gas and oil production and the cost of finding, acquiring, developing and producing reserves. Substantially all of the Company's production is sold under various terms and arrangements at prevailing market prices. Prices for natural gas and oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond the Company’s control.
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
5. Customer Concentration Credit Risk
The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas and oil for the three months ended September 30, 2012 were ConocoPhillips Company, Shell Trading US Company, Exxon Mobil Oil Corporation, Enterprise Products Operating LLC, Crosstex Energy Services, JP Morgan Ventures Energy Corporation and Trans Louisiana Gas Pipeline, Inc. Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on our financial position, but there currently are numerous other potential purchasers of our production.
6. Net Income (Loss) per Common Share
A reconciliation of the components of basic and diluted net income (loss) per share of common stock is presented below:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Loss	Shares	Per Share	Income (loss)	Shares	Per Share
	(thousands, except per share amounts)
Income (loss) from continuing operations	$(27,549)	15,292	$(1.80)	$15,586	15,639	$0.99
Discontinued operations, net of income tax	—	15,292	—	(682)	15,639	(0.04)
Basic Earnings per Share:
Net income (loss) attributable to common stock	$(27,549)	15,292	$(1.80)	$14,904	15,639	$0.95
Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	—		—	3
Income (loss) from continuing operations	$(27,549)	15,292	$(1.80)	$15,586	15,642	$0.99
Discontinued operations, net of income tax	—	15,292	—	(682)	15,642	(0.04)
Diluted Earnings per Share:
Net income (loss) attributable to common stock	$(27,549)	15,292	$(1.80)	$14,904	15,642	$0.95
7. Credit Facility
In October 2010, the Company completed the arrangement of a secured revolving credit agreement with Amegy Bank (the “Credit Agreement”). The Credit Agreement currently has a $40 million hydrocarbon borrowing base and is available to fund the Company’s exploration and development activities, as well as repurchase shares of common stock, pay dividends and fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and effective November 1, 2011, a commitment fee of 0.125% is owed on unused borrowing capacity. The Credit Agreement contains customary covenants including limitations on our current ratio and additional indebtedness. As of September 30, 2012, the Company was in compliance with all covenants and had no borrowings outstanding under the Credit Agreement.
8. Discontinued Operations
In May 2011, the Company sold its 100% working interest (72.5% net revenue interest) in Rexer #1 and a 75% working interest (54.4% net revenue interest) in Rexer-Tusa #2 to Patara Oil & Gas LLC (“Patara”). B.A. Berilgen, a member of the Company’s board of directors, is the Chief Executive Officer of Patara. In October 2011, the Company sold its remaining 25% working interest (18.4% net revenue interest) in Rexer-Tusa #2 to Patara. The sale was effective October 1, 2011. The Company has accounted for the sale of Rexer #1 and Rexer-Tusa #2 as discontinued operations as of December 31, 2011 and reclassified the results of operations for these two wells to discontinued operations for all periods presented as follows:

Three Months Ended September 30, 2011

Results of Operations:
Revenues	$—
Operating expenses	(10)
Exploration expenses	(1,031)
Impairment of natural gas and oil properties	(8)
Loss before income taxes	(1,049)
Income tax benefit	367
Loss from discontinued operations, net of income taxes	$(682)

9. Income Taxes
The Company’s income tax provision for continuing operations consists of the following:

	Three Months Ended September 30,
	2012	2011
Current tax provision (benefit):
Federal	$(7,874)	$8,246
State	568	907
Total	$(7,306)	$9,153
Deferred tax provision (benefit):
Federal	$(7,108)	$286
State	(124)	(16)
Total	$(7,232)	$270
Total tax provision (benefit):
Federal	$(14,982)	$8,532
State	444	891
Total	$(14,538)	$9,423

10. Related Party Transactions
Juneau Exploration L.P. In April 2012, the Company announced that Mr. Brad Juneau, the sole manager of the general partner of Juneau Exploration, L.P. ("JEX") , had joined the Company’s board of directors and that the Company had entered into an advisory agreement with JEX (the "Advisory Agreement"), whereby in addition to generating and evaluating offshore and onshore exploration prospects for the Company, JEX will direct Contango’s staff on operational matters including drilling, completions and production. Pursuant to the Advisory Agreement, JEX will be paid an annual fee of $2.0 million. In August 2012, the Company's Chairman and Chief Executive Officer, Mr. Kenneth R. Peak, took a six month leave of absence, and the Board of Directors of the Company appointed Mr. Juneau as President and Acting Chief Executive Officer of the Company. Mr. Peak remains the Company's Chairman.
JEX has historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant’s working interest ("WI"), net revenue interest ("NRI"), and describe when such interests are earned, as well as allocate an overriding royalty interest ("ORRI") of up to 3.33% to benefit the employees of JEX, excluding Mr. Juneau, except where otherwise noted.
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
As of September 30, 2012, Contango, JEX, REX and JEX employees owned the following interests in the Company's offshore wells.

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

Below is a summary of payments received from (paid to) JEX and REX in the ordinary course of business in our capacity as operator of the wells and platforms for the periods indicated. The Company made and received similar types of payments with other well owners (in thousands):

	Three months ended September 30,
	2012		2011
	JEX	REX	JEX	REX
Revenue payments as well owners	$(1,133)	$(849)	$(1,283)	$(30)
Joint interest billing receipts	220	91	247	1,082

Below is a summary of payments received from (paid to) JEX and REX as a result of specific transactions between the Company, JEX and REX. While these payments are in the ordinary course of business, the Company did not have similar transactions with other well owners (in thousands):

	Three months ended September 30,
	2012		2011
	JEX	REX	JEX	REX
Reimbursement of certain costs	$(146)	$—	$(5)	$(10)
Prospect fees	—	—	(250)	—
Payments under advisory agreement dated April 1, 2012	(667)	—	—	—
REX distribution to members	—	323	—	—

As of September 30, 2012 and June 30, 2012, the Company's consolidated balance sheets included the following balances (in thousands):

	September 30, 2012		June 30, 2012
	JEX	REX	JEX	REX
Accounts receivable:
Trade receivables	$6	$1	$20	$18
Joint interest billings	151	142	158	92

Accounts payable:
Royalties and revenue payable	(722)	(515)	(813)	(682)
Joint interest billings	(257)	—	—	—
In addition to the above, the Company paid Mr. Brad Juneau $28,000 during the three months ended September 30, 2012 for his services as a director of the Company.
11. Share Repurchase Programs
$100 Million Share Repurchase Program
In September 2008, the Board approved a $100 million share repurchase program. All shares are purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases are made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. Repurchased shares of common stock become authorized but unissued shares, and may be issued in the future for general corporate and other purposes.
During the three months ended September 30, 2011, the Company purchased 243,700 shares at an average price of $55.53 per share, for a total of approximately $13.5 million. The $100 million share repurchase program concluded in October 2011.
$50 Million Share Repurchase Program
In September 2011, the Board approved a $50 million share repurchase program, effective upon completion of purchases under the Company’s $100 million share repurchase program. The purchases made under the $50 million share repurchase program will be subject to the same terms and conditions as purchases made under the $100 million share repurchase program. No shares were repurchased during the three months ended September 30, 2012.
In total, under both share repurchase programs combined, as of September 30, 2012, the Company had purchased approximately 2.3 million shares of its common stock at an average cost per share of $46.67, and 45,000 stock options, for a total of approximately $105.8 million, bringing its total share count as of September 30, 2012 to 15,292,448 shares of common stock outstanding.
12. Subsequent Events

In October 2012, the Company paid approximately $33.9 million of the costs associated with its dry holes at Ship Shoal 134 and South Timbalier 75. An additional $4.3 million was paid in November 2012. Also, in October 2012, the Company paid the final $4.3 million owed to the BOEM for the six lease blocks acquired at the Central Gulf of Mexico Lease Sale 216/222.

In October 2012, the Company invested approximately $4.3 million to acquire acreage and a 25% working interest to drill its first horizontal well with Goodrich Petroleum Company ("Goodrich") in the Tuscaloosa Marine Shale. Goodrich will act as operator.

In October 2012, the Company purchased 97,496 shares of its common stock under the Company's $50 million share repurchase program, for approximately $5.0 million. As of November 1, 2012, under both share repurchase programs combined, the Company had purchased approximately 2.4 million shares of its common stock at an average cost per share of $46.84 and 45,000 stock options, for a total of approximately $110.8 million, bringing its total share count to 15,194,952 shares of common stock outstanding.

As of September 30, 2012, the Company had invested approximately $12.3 million in Alta Energy to drill in the Kaybob Duvernay shale in Alberta, Canada. In November 2012, we invested an additional $0.8 million, bringing the Company's total investment in Alta Energy to approximately $13.1 million. Contango has a 5% interest in the Kaybob Duvernay project.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Form 10-Q and in our Form 10-K for the fiscal year ended June 30, 2012, previously filed with the SEC.
Executive Overview
Contango Oil & Gas Company (“Contango” or the “Company”) is a Houston-based, independent natural gas and oil company. Our core business is to explore, develop, produce and acquire natural gas and oil properties onshore and offshore in the Gulf of Mexico in water-depths of less than 300 feet, using cash generated from our existing property base. We have no debt.
During the three months ended September 30, 2012, we drilled two exploration wells with an expected total drilling cost of $45.4 million and leasehold costs of $6.6 million, and no commercial hydrocarbons were found. Our current revenues, net of general and administrative costs and lease operating expenses, is approximately $7 million per month. We have an inventory of six offshore prospects that we plan to begin drilling in mid-2013 as permits are received and a drilling rig becomes available. Our offshore production is currently averaging approximately 79.7 million cubic feet equivalent per day ("Mmcfed").
Additionally, we have invested approximately $13.1 million with Alta Energy Canada Partnership, G.P. ("Alta Energy") for a 5% ownership interest in the Kaybob Duvernay shale play. We have also invested approximately $33.8 million with Exaro Energy III LLC ("Exaro") in the Jonah field in Wyoming, which is primarily development of proved reserves. In addition, the Company has invested approximately $8.9 million in leasehold costs in the Tuscaloosa Marine Shale ("TMS") and $4.2 million in drilling costs for a 25% working interest in the Goodrich Crosby 12-1H well which should provide whole core data and other data to evaluate our acreage position in the TMS play in Louisiana and Mississippi. Our current leasehold in this play is approximately 24,000 acres. Each of these items is further detailed below.
Exploration Program Summary
On July 3, 2012, we spud our Ship Shoal 134 prospect ("Eagle") with the Hercules 205 rig. On October 19, 2012, we announced that we had reached total depth on Eagle and no commercial hydrocarbons were found. The Company has plugged and abandoned this well. We expect to incur expenses of approximately $29.0 million as a result of drilling, plugging and abandoning this well, including approximately $6.3 million in leasehold costs. For the three months ended September 30, 2012, we incurred approximately $26.9 million of these costs. We expect to incur the remaining $2.1 million during the three months ended December 31, 2012. Of this $29.0 million, only the leasehold costs of $6.3 million had been paid by September 30, 2012. We paid $16.6 million in October 2012 and an additional $3.3 million in November 2012. We expect to pay the remaining $2.8 million by the end of December 31, 2012.
On July 10, 2012 we spud our South Timbalier 75 prospect ("Fang") with the Spartan 303 rig. On October 30, 2012, we announced that we had reached total depth on Fang and no commercial hydrocarbons were found. The Company has plugged and abandoned this well. We expect to incur expenses of approximately $23.0 million as a result of drilling, plugging and abandoning this well, including approximately $0.3 million in leasehold costs. For the three months ended September 30, 2012, we incurred approximately $16.8 million of these costs. We expect to incur the remaining $6.2 million during the three months ended December 31, 2012. Of this $23.0 million, only the leasehold costs of $0.3 million had been paid by September 30, 2012. We paid $17.3 million in October 2012 and an additional $1.0 million in November 2012. We expect to pay the remaining $4.4 million by the end of December 31, 2012. This prospect was a farm-in and the lease was never earned as a result of the dry hole.
Before drilling Eagle and Fang, our previous two prospects were discoveries. We spud Ship Shoal 263 in October 2009 and began production in June 2010. Additionally, we spud Vermilion 170 in February 2011 and began producing in September 2011. Due to the delay in receiving permits and rig availability after the Deepwater Horizon Incident, it has taken us over a year to spud new wells.

On June 20, 2012, the Company was the apparent high bidder on six lease blocks at the Central Gulf of Mexico Lease Sale 216/222 and has been awarded all six blocks. The Company bid an aggregate amount of approximately $11 million on the following six blocks:

•	East Cameron 124

•	Eugene Island 31

•	Eugene Island 260

•	Ship Shoal 83

•	Ship Shoal 255

•	South Timbalier 110
Of this $11.0 million, approximately $6.7 million had been paid by September 30, 2012. We paid the remaining $4.3 million in October 2012. We expect to begin drilling these prospects in mid-2013, depending on permitting and rig availability. We will have a one-rig drilling program and expect to drill all prospects sequentially, which should take approximately 18 months. Additionally, we will continue to evaluate new prospects and will be prepared to place bids at the next lease sale in March 2013. Until we start drilling in mid-2013, our plan is to accumulate cash from our producing wells to provide future funding for these six prospects from cash flows from operations and cash on hand. As of November 1, 2012, we had approximately $96.5 million of cash, $40.0 million of unused borrowing capacity, and no debt.
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

Controlling general and administrative and geological and geophysical costs. Our goal is to be among the most efficient in the industry in revenue and profit per employee and among the lowest in general and administrative costs. We plan to continue outsourcing our geological, geophysical, and reservoir engineering and land functions, and partnering with cost efficient operators. We have eleven employees.
Structuring incentives to drive behavior. We believe that equity ownership aligns the interests of our employees and stockholders. Our directors and executive officers beneficially own or have voting control over approximately 14% of our common stock.

Exploration Alliance with JEX
JEX is a private company formed for the purpose of generating offshore and onshore domestic natural gas and oil prospects for the Company, either directly, or via our 32.3% owned affiliated company, Republic Exploration LLC (“REX”) (see “Offshore Gulf of Mexico Exploration Joint Ventures” below). In addition to generating prospects, JEX occasionally evaluates exploration prospects generated by third-party independent companies. Once we agree to a prospect from JEX, REX or a third-party, we enter into a participation agreement and joint operating agreement specifying each participant’s working interest, net revenue interest, and description of when such interests are earned, as well as allocating an overriding royalty interest of up to 3.33% to benefit employees of JEX.

On April 10, 2012, the Company announced that Mr. Brad Juneau, the sole manager of the general partner of JEX, had joined the Company’s board of directors and that the Company had entered into an advisory agreement with JEX (the "Advisory Agreement"), whereby in addition to generating and evaluating offshore and onshore exploration prospects for the Company, JEX will direct Contango’s staff on operational matters including drilling, completions and production. Pursuant to the Advisory Agreement, JEX will be paid an annual fee of $2.0 million and JEX, or employees of JEX, will continue to be eligible to receive overriding royalty interests, carried interests and certain back-in rights.
Offshore Gulf of Mexico Exploration Joint Ventures
Contango, through its wholly-owned subsidiary Contango Operators, Inc. ("COI"), and its partially-owned subsidiary REX, conducts exploration activities in the Gulf of Mexico. As of November 1, 2012, Contango, through COI and REX, had an interest in 21 offshore leases. See “Offshore Properties” for additional information on our offshore properties.
Contango Operators, Inc.
COI acquires leasehold acreage, drills and operates our wells in the Gulf of Mexico. Additionally, COI may acquire significant working interests in offshore exploration and development opportunities in the Gulf of Mexico, under farm-out agreements, or similar agreements, with REX, JEX and/or third parties.
As of November 1, 2012, the Company’s offshore production was approximately 79.7 Mmcfed, net to Contango, which consists mainly of seven federal and five State of Louisiana wells in the shallow waters of the Gulf of Mexico. These 12 operated wells produce through the following four platforms:

Eugene Island 24 Platform
This third-party owned and operated production platform at Eugene Island 24 was designed with a capacity of 100 million cubic feet per day ("Mmcfd") and 3,000 barrels of oil per day ("bopd"). This platform services production from the Company’s Dutch #1, #2 and #3 federal wells. From this platform, the gas flows through an American Midstream pipeline into a third-party owned and operated on-shore processing facility at Burns Point, Louisiana, and the condensate flows via an ExxonMobil pipeline to on-shore markets and multiple refineries. As of November 1, 2012, we were producing approximately 20.0 Mmcfed, net to Contango, from this platform.
The Company recently finished laying 6" auxiliary flowlines from the Dutch #1, #2, and #3 wells to our Eugene Island 11 Platform (see below) and is in the process of redirecting production from the Eugene Island 24 Platform to the Eugene Island 11 Platform. Our cost estimate for the installation of these three flowlines is $2.5 million, net to Contango. As of September 30, 2012, the Company had incurred approximately $2.2 million to install these flowlines.
Eugene Island 11 Platform
Our Company-owned and operated production platform at Eugene Island 11 was designed with a capacity of 500 Mmcfd and 6,000 bopd. In September 2010 the Company completed installing a companion platform and two pipelines adjacent to the Eugene Island 11 platform to be able to access alternate markets. These platforms service production from the Company’s five Mary Rose wells which are all located in state of Louisiana waters, as well as our Dutch #4 and Dutch #5 wells which are both located in federal waters. From these platforms, we can flow gas to the American Midstream pipeline via our 8” pipeline, which has been designed with a capacity of 80 Mmcfd, and from there to a third-party owned and operated on-shore processing facility at Burns Point, Louisiana. We can flow our condensate via an ExxonMobil pipeline to on-shore markets and multiple refineries.
Alternatively, our gas and condensate can flow to our Eugene Island 63 auxiliary platform via our 20” pipeline, which has been designed with a capacity of 330 Mmcfd and 6,000 bopd, and then from there to third-party owned and operated on-shore processing facilities near Patterson, Louisiana, via an ANR pipeline. As of November 1, 2012, we were producing approximately 43.9 Mmcfed, net to Contango, from this platform.
Based on production and decline rates, the Company has recently determined the need to place its Dutch and Mary Rose wells on compression in 2013. The Company is in the process of designing and building a large turbine type compressor for the platform at an estimated cost of $6.8 million, net to Contango. This compressor will be of sufficient capacity to service all ten of the Company's Dutch and Mary Rose wells. As of September 30, 2012, the Company had incurred approximately $2.4 million to design and build the compressor, which is expected to be installed in May 2013.

Ship Shoal 263 Platform
Our Company-owned and operated platform at Ship Shoal 263 was designed with a capacity of 40 Mmcfd and 5,000 bopd. This platform services natural gas and condensate production from our Nautilus well, which both flow via the Transcontinental Gas Pipeline to onshore processing plants. As of November 1, 2012, we were producing approximately 2.5 Mmcfed, net to Contango, from this platform.
Vermilion 170 Platform
Our Company-owned and operated platform at Vermilion 170 was designed with a capacity of 60 Mmcfd and 2,000 bopd. This platform services natural gas and condensate production from our Swimmy well which began producing in September 2011. The production flows via the Sea Robin Pipeline to onshore processing plants. As of November 1, 2012, we were producing approximately 13.3 Mmcfed, net to Contango, from this platform.
Based on current production and decline rates, the Company has determined the need to place its Vermilion 170 well on compression in 2013, at a cost of $1.4 million, net to Contango. As of September 30, 2012, the Company had incurred approximately $0.8 million to install a compressor to service its Swimmy well, which is expected to be completed by December 2012.

Republic Exploration LLC
In his capacity as sole manager of the general partner of JEX, Mr. Juneau also controls the activities of REX, an entity owned 34.4% by JEX, 32.3% by Contango, and 33.3% by a third party which contributed other assets to REX. REX generates and evaluates offshore exploration prospects for the Company and has historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant's working interest, net revenue interest, and describe when such interests are earned, as well as allocate an overriding royalty interest ("ORRI") of up to 3.33% to benefit the employees of JEX. The Company proportionately consolidates the results of REX in its consolidated financial statements.
REX currently has a 25.0% working interest (“WI”), and a 20.0% net revenue interest (“NRI”), in a well at West Delta 36, which is operated by a third party.
Offshore Properties
Producing Properties. The following table sets forth the interests owned by Contango through its affiliated entities in the Gulf of Mexico which were capable of producing natural gas or oil as of November 1, 2012:

Area/Block	WI	NRI	Status
Eugene Island 10 #D-1 (Dutch #1)	47.05%	38.1%	Producing
Eugene Island 10 #E-1 (Dutch #2)	47.05%	38.1%	Producing
Eugene Island 10 #F-1 (Dutch #3)	47.05%	38.1%	Producing
Eugene Island 10 #G-1 (Dutch #4)	47.05%	38.1%	Producing
Eugene Island 10 #I-1 (Dutch #5)	47.05%	38.1%	Producing
S-L 18640 #1 (Mary Rose #1)	53.21%	40.5%	Producing
S-L 19266 #1 (Mary Rose #2)	53.21%	38.7%	Producing
S-L 19266 #2 (Mary Rose #3)	53.21%	38.7%	Producing
S-L 18860 #1 (Mary Rose #4)	34.58%	25.5%	Producing
S-L 19266 #3 & S-L 19261 (Mary Rose #5)	37.80%	27.6%	Intermittent
Ship Shoal 263 (Nautilus)	100.00%	80.0%	Producing
Vermilion 170 (Swimmy)	87.24%	68.0%	Producing
West Delta 36 (produced via REX)	8.1%	6.5%	Producing

Leases. The following table sets forth the working interests owned by Contango and affiliated entities in non-developed leases in the Gulf of Mexico as of November 1, 2012.

Area/Block	WI	Lease Date	Expiration Date
Eugene Island 11	53.21%	Dec-07	Dec-12
East Breaks 369 (Dry Hole)	(1)	Dec-03	Dec-13
South Timbalier 97 (via REX)	32.30%	Jun-09	Jun-14
Ship Shoal 121	100.00%	Jul-10	Jul-15
Ship Shoal 122	100.00%	Jul-10	Jul-15
Brazos Area 543	100.00%	Mar-12	Mar-17
East Cameron 124	100.00%	Sept-12	Sept-17
Eugene Island 31	100.00%	Oct-12	Oct-17
Ship Shoal 83	100.00%	Oct-12	Oct-17
South Timbalier 110	100.00%	Oct-12	Oct-17
Eugene Island 260	100.00%	Nov-12	Nov-17
Ship Shoal 255	100.00%	Nov-12	Nov-17
Ship Shoal 134 (Dry Hole)	100.00%	(2)	(2)

(1)	Farm-out. COI retains a 2.41% ORRI

(2)	Purchased deep rights. Lease is held by production from shallow wells owned by third-party
Onshore Exploration and Properties
Alta Energy Canada Partnership, G.P.
In April 2011, the Company announced a commitment to invest up to $20 million over two years in Alta Energy, a venture that will acquire, explore, develop and operate onshore unconventional oil and natural gas shale assets in North America. As of November 1, 2012, we had invested approximately $13.1 million in Alta Energy to purchase over 60,000 acres in the Kaybob Duvernay, a liquids rich shale play in Alberta, Canada. Alta Energy has built one of the largest acreage blocks in the core of the play. As of November 1, 2012, Alta Energy had drilled four vertical test wells and taken whole cores on two of those. Alta Energy also successfully drilled its first horizontal well and anticipates completion by the end of 2012. Alta Energy will soon spud its second horizontal well and plans to continue an evaluative drilling and completion program in 2013. Contango has a 5% interest in the Kaybob Duvernay project.
Exaro Energy III LLC
In April 2012, the Company announced that through its wholly-owned subsidiary, Contaro Company, it had entered into a Limited Liability Company Agreement (the “LLC Agreement”) in connection with the formation of Exaro . Pursuant to the LLC Agreement, the Company had committed to invest up to $82.5 million in cash in Exaro over the next five years together with other parties for an aggregate commitment of $182.5 million, or a 45% ownership interest in Exaro.
In August 2012, one of the other investors in Exaro exercised its right to assume $15 million of the Company's commitment, which lowered the Company's commitment to $67.5 million and its ownership interest to 37%. As of September 30, 2012, the Company had invested approximately $33.8 million in Exaro. Of this amount, approximately $8.0 million had been spent on drilling, development, and general and administrative costs.
Exaro has entered into an Earning and Development Agreement with Encana Oil & Gas (USA) Inc. (“Encana”) to provide funding of up to $380 million to continue the development drilling program in a defined area of Encana’s Jonah field asset located in Sublette County, Wyoming. This funding will be comprised of the $182.5 million investment described above, debt, and cash flow from operations. Encana will continue to be the operator of the field and upon investing the full amount of the $380 million, Exaro will have earned 32.5% of Encana’s working interest in a defined joint venture area that comprises approximately 5,760 gross acres.

The Exaro-Encana venture currently has three rigs drilling and has completed and achieved first production on ten wells to date. Four additional wells are being hooked up to production. Production is currently approximately 3.0 Mmcfed, net to Contango. The drilling project is progressing on schedule. As of September 30, 2012, there were no material natural gas or oil reserves associated with our investment in Exaro. For the three months ended September 30, 2012, Exaro had income of approximately $628,000, of which approximately $164,000 was recognized in the Company's consolidated statement of operations (net of $88,000 in taxes) for the three months ended September 30, 2012.

Tuscaloosa Marine Shale

As of November 1, 2012, the Company had invested approximately $8.9 million to lease approximately 24,000 acres in the TMS, a shale play in central Louisiana and Mississippi. The TMS is an oil focused play and we plan to participate in third-party operated wells with a small working interest prior to initiating an operated, high interest drilling program.
In October 2012, the Company became a 25% non-operating working interest partner with Goodrich Petroleum Company LLC ("Goodrich") in the TMS. We have invested approximately $4.3 million, net to Contango, to acquire acreage and participate in our first horizontal well, the Crosby 12H-1. For evaluation purposes, we will drill a pilot hole, perform an open-hole evaluation and obtain a conventional core over the TMS interval. The data we obtain from this well will help us evaluate our TMS acreage and develop a plan for drilling and operating future wells.
Jim Hogg County, Texas
We recently expended approximately $1.2 million in an exploration program with a large south Texas mineral owner involving acreage in Jim Hogg County, Texas. We have determined this program to be unsuccessful and will not invest additional funds. For the three months ended September 30, 2012, the Company included these costs in exploration expenses.
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
We expect the future availability and cost of insurance to be impacted by the Deepwater Horizon Incident of 2010. Impacts could include: tighter underwriting standards, limitations on scope and amount of coverage and higher premiums, and will depend, in part, on future changes in laws and regulations regarding exploration and production activities in the Gulf of Mexico, including possible increases in liability caps for claims of damages from oil spills. We will continue to monitor the expected regulatory and legislative response and its impact on the insurance market and our overall risk profile, and adjust our risk and insurance program to provide protection at a level that we can afford considering the cost of insurance, against the potential and magnitude of disruption to our operations and cash flows.
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
For our Gulf of Mexico operations, we have a Regional Oil Spill Plan in place with the Bureau of Ocean Energy Management ("BOEM"). Our response team is trained annually and is tested through annual spill drills given by the BOEM. In addition, we have a contract in place with O’Brien’s Response Management (“O’Brien’s”). O’Brien’s maintains a 24/7 manned incident command center located in Slidell, LA. Upon the occurrence of an oil spill, the Company’s spill program is initiated by notifying O’Brien’s that we have an emergency. While the Company would focus on source control of the spill, O’Brien’s would handle all communication with state and federal agencies as well as U.S. Coast Guard notifications.
If a spill were to occur, we have contracted with Clean Gulf Associates (“CGA”) to assist with equipment and personnel needs. CGA specializes in onsite control and cleanup and is on 24 hour alert with equipment currently stored at various bases in Texas and Louisiana. The CGA equipment stockpile includes skimming vessels which can operate in open seas or shallow waters; protective booming to use in open seas or near shorelines; communication equipment; dispersants; and boat spray systems to apply dispersants. CGA also has retainers with an aerial dispersant company and a company that provides mechanical recovery equipment for spill responses. Additionally, CGA provides wildlife rehabilitation services and a forward command center. Some of the CGA equipment includes:

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
In addition to being a member of CGA, we have contracted with Wild Well Control for source control at the wellhead if required. Wild Well Control is one of the world’s leading providers of firefighting, well control, engineering, and training services.
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
Our SEMS program identifies, addresses, and manages safety, environmental hazards, and its impacts during the design, construction, start-up, operation, inspection, and maintenance of all new and existing facilities. The Company has established goals, performance measures, training and accountability for its implementation, and provides necessary resources for an effective SEMS, as well as review the adequacy and effectiveness of the SEMS program. Facilities must be designed, constructed, maintained, monitored, and operated in a manner compatible with industry codes, consensus standards, and all applicable governmental regulations. We have contracted with Island Technologies Inc. to manage our SEMS program for production operations.
The BSEE enforces the SEMS requirements via audits. We must have our SEMS program audited by either an independent third-party or our designated and qualified personnel within 2 years of the initial implementation and at least once every 3 years thereafter. Failure of an audit may force us to shut-in our Gulf of Mexico operations.
Employees
We have eleven employees, all of whom are full time employees. The Company outsources its human resources function to Insperity, Inc. and all of the Company’s employees are co-employees of Insperity, Inc.
Application of Critical Accounting Policies and Management’s Estimates
The discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company’s significant accounting policies are described in Note 3 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. We have identified below the policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to its natural gas and oil reserve estimates, on a periodic basis and bases its estimates on historical experience, independent third party reservoir engineers and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:
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
Reserve Estimates. While we are reasonably certain of recovering our reported reserves, the Company’s estimates of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing natural gas and oil prices, operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s natural gas and oil properties and/or the rate of depletion of such natural gas and oil properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at September 30, 2012 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $0.5 million, $1 million and $1.7 million, respectively.
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

Income Taxes. Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income taxes are measured by applying currently enacted tax rates to the differences between consolidated financial statements and income tax reporting. Numerous judgments and assumptions are inherent in the determination of deferred income tax assets and liabilities as well as income taxes payable in the current period. We are subject to taxation in several jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions.
MD&A Summary Data
The following table shows the relationship between our produced volumes and the revenues they derive:

	Three Months Ended September 30,
	2012		2011
	(thousands, except percentage)
Natural gas volumes (Mcf)	4,767	76.02%	5,159	76.31%
Condensate and NGL volumes (Mcfe)	1,504	23.98%	1,602	23.69%
Total volumes	6,271		6,761

Natural gas revenues	$14,076	47.29%	$22,262	50.36%
Condensate and NGL revenues	15,689	52.71%	21,941	49.64%
Total revenues	$29,765		$44,203

The table below sets forth average daily production data in Mmcfed from our offshore wells for each of the periods presented:

	Three Months Ended
	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Dutch and Mary Rose Wells	63.1	66.2	59.3	67.5	54.2
Ship Shoal 263 Well (Nautilus)	7.7	10.9	7.8	7.6	3.5
Vermilion 170 Well (Swimmy)	2.3	17.2	15.3	15.5	10.5
Non-operated wells	0.4	0.2	0.3	0.2	—
	73.5	94.5	82.7	90.8	68.2

Dutch and Mary Rose Wells
The decrease in production during the three months ended March 31, 2012 was due to shutting in our Dutch #1, #2 and #3 wells for a total of 10 days for maintenance and to repair a small pipeline leak. The decrease in production during the three months ended September 30, 2012 was due to shutting in our Eugene Island 11 platform for 12 days and shutting in the Eugene Island 24 platform for seven days due to flowline installation, problems at third-party, onshore facilities, and Hurricane Isaac evacuations. Additionally, our Dutch #4 well was shut-in for nine days to perform a workover, and our Mary Rose #4 well was shut-in for five days for flowline repairs. As of November 1, 2012, these ten wells were flowing approximately 63.9 Mmcfed, net to Contango.
Ship Shoal 263 Well (Nautilus)
During the three months ended September 30, 2011, production at Ship Shoal 263 was temporarily shut-in due to a leak on a third-party owned and operated pipeline. Since December 31, 2011, production at this well has been slowly decreasing due to overheating, scaling problems, and water production. The well has also been shut-in several times over the past few months for production logging and chemical treatment. As of November 1, 2012, the well was flowing at approximately 2.5 Mmcfed, net to Contango.
As of September 30, 2012, the net book value of our Ship Shoal 263 well exceeded the future undiscounted cash flows associated with the reserves at Ship Shoal 263. Accordingly, the Company recognized an impairment expense of approximately $6.3 million for the difference between the net book value of Ship Shoal 263 and the fair value of its reserves.
Vermilion 170 Well (Swimmy)
Our Vermilion 170 well began production in September 2011. This well was shut-in for a total of five days during the three months ended September 30, 2012 for Hurricane Isaac evacuations, high pipeline pressures due to pigging operations, equipment testing, and an additional 13 days for compressor installation. As of November 1, 2012, this well was flowing at approximately 13.3 Mmcfed, net to Contango.

The table below sets forth revenue, expense and production data for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011	Change
	(thousands, except percent change, average sales price and selected data per Mcfe)
Revenues:
Natural gas and oil sales	$29,765	$44,203	(33)%
Total revenues	$29,765	$44,203	(33)%
Production:
Natural gas (million cubic feet)	4,767	5,159	(8)%
Oil and condensate (thousand barrels)	101	131	(23)%
Natural gas liquids (thousand gallons)	6,287	5,710	10%
Total (million cubic feet equivalent)	6,271	6,761	(7)%

Natural gas (million cubic feet per day)	51.8	56.1	(8)%
Oil and condensate (thousand barrels per day)	1.1	1.4	(23)%
Natural gas liquids (thousand gallons per day)	68.3	62.1	10%
Total (million cubic feet equivalent per day)	68.2	73.5	(7)%
Average Sales Price:
Natural gas (per thousand cubic feet)	$2.95	$4.28	(31)%
Oil and condensate (per barrel)	$105.31	$105.55	*
Natural gas liquids (per gallon)	$0.80	$1.44	(44)%
Total (per thousand cubic feet equivalent)	$4.74	$6.54	(28)%
Summary of Financial Information:
Operating expenses	$6,464	$5,889	10%
Exploration expenses	$44,984	$24	100%
Depreciation, depletion and amortization	$9,566	$10,956	(13)%
Impairment of natural gas and oil properties	$8,410	$—	100%
General and administrative expenses	$2,580	$2,248	15%
Other income (expense)	$(12)	$(77)	(84)%

Selected Data per Mcfe:
Lease operating expenses	$1.03	$0.87	18%
General and administrative expenses	$0.41	$0.33	24%
Depreciation, depletion and amortization of natural gas and oil properties	$1.50	$1.60	(6)%

* Less than 1%
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales and Production. We reported revenues of approximately $29.8 million for the three months ended September 30, 2012, compared to revenues of approximately $44.2 million for the three months ended September 30, 2011. This decrease of $14.4 million was principally attributable to lower equivalent production for the period as explained above, as well as a lower average equivalent sales price received.
Our net natural gas production for the three months ended September 30, 2012 was approximately 51.8 Mmcfd, down from approximately 56.1 Mmcfd for the three months ended September 30, 2011. Net oil and condensate production for the comparable periods also decreased from approximately 1,400 barrels per day to approximately 1,100 barrels per day, and our NGL production increased from approximately 62,100 gallons per day to approximately 68,300 gallons per day. In total, equivalent production decreased from 73.5 Mmcfed to 68.2 Mmcfed.
Average Sales Prices. For the three months ended September 30, 2012, the average price of natural gas was $2.95 per thousand cubic feet (“Mcf”), the average price for oil and condensate was $105.31 per barrel and the average price for NGLs was $0.80 per gallon. For the three months ended September 30, 2011, the average price of natural gas was $4.28 per Mcf, the average price for oil and condensate was $105.55 per barrel and the average price for NGLs was $1.44 per gallon.
Operating Expenses. Lease operating expenses (“LOE”) for the three months ended September 30, 2012 were approximately $6.5 million, as compared to $5.9 million for the three months ended September 30, 2011.
Exploration Expense. We reported approximately $45.0 million of exploration expense for the three months ended September 30, 2012, which consists mainly of $43.7 million for Eagle and Fang, and $1.2 million for our exploration program in Jim Hogg County, Texas. For the three months ended September 30, 2011, we reported approximately $24,000 of exploration expense, which consists mainly of expenses for geological and geophysical activities, seismic data and delay rentals.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended September 30, 2012 was approximately $9.6 million. For the three months ended September 30, 2011, we recorded approximately $11.0 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily attributable to a decrease in overall production.
Impairment of Natural Gas and Oil Properties. For the three months ended September 30, 2012, the Company recorded impairment expense of $8.4 million on our properties. Of this amount, approximately $6.3 million related to our Ship Shoal 263 well and $2.1 million related to the Eugene Island 24 platform and other properties. For the three months ended September 30, 2011, the Company did not record any impairment expenses.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2012 and the three months ended September 30, 2011 were approximately $2.6 million and $2.2 million, respectively.
Major components of general and administrative expenses for the three months ended September 30, 2012 included approximately $0.2 million in State of Louisiana franchise taxes, $1.2 million in salaries and benefits, $0.4 million in accounting, tax, legal, engineering and other professional fees, $0.1 million in insurance costs, $0.6 million in other administrative costs, and $0.1 million related to board of director compensation.
Major components of general and administrative expenses for the three months ended September 30, 2011 included approximately $0.3 million in State of Louisiana franchise taxes, $1.5 million in salaries and benefits, $0.2 million in accounting, tax, legal, engineering and other professional fees, $0.1 million in insurance costs, and $0.1 million related to board of director compensation.

Capital Resources and Liquidity
Cash From Operating Activities. Cash flows from operating activities provided approximately $17.9 million in cash for the three months ended September 30, 2012 compared to $12.6 million for the same period in 2011. This increase in cash provided by operating activities was mainly attributable to the timing of payments of the Company’s obligations.
Cash From Investing Activities. Cash flows used in investing activities for the three months ended September 30, 2012 were approximately $10.1 million, which consisted mainly of 17.2 million in capital expenditures for drilling and developing wells and investing $0.7 million in Alta Energy, partially offset by receiving $7.5 million as a return of capital related to our Exaro investment and $0.3 million as a distribution from REX to its partners. Cash flows used in investing activities for the three months ended September 30, 2011 were approximately $11.6 million, which consisted mainly of capital expenditures for developing our wells and facilities.
Cash From Financing Activities. Cash flows used in financing activities for the three months ended September 30, 2012 were zero, compared to approximately $13.5 million of cash used for the three months ended September 30, 2011 to purchase shares of common stock under our publicly announced share repurchase programs.
Capital Budget. Our capital expenditure budget for the final nine months of fiscal year 2013 calls for us to invest approximately $119.9 million from cash on hand and operating cash flows, as follows:

•	$22.7 million for drilling, plugging and abandoning our Ship Shoal 134 (“Eagle”) prospect. ($19.9 million of this was paid in October and November 2012).

•	$22.7 million for drilling, plugging and abandoning our South Timbalier 75 (“Fang”) prospect. ($18.3 million of this was paid in October and November 2012).

•	$4.3 million for remaining leasehold costs and rental payments for the lease blocks bid on at the Central Gulf of Mexico Lease Sale 216/222 (paid in October 2012).

•	$5.3 million to complete laying flowlines and installing compression on our Eugene Island 11 and Vermilion 170 platforms.

•	$4.3 million to acquire acreage and drill a well in the TMS with Goodrich (paid in October 2012)

•	$20.0 million to drill one wildcat exploration well in the Gulf of Mexico.

•	$33.7 million in Exaro Energy III LLC (remaining balance of $67.5 million commitment)

•	$6.9 million in Alta Energy (remaining balance of $20 million commitment)
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
Natural Gas and Oil Reserves
The following table presents our estimated net proved natural gas and oil reserves at September 30, 2012 and June 30, 2012, based on reserve reports generated by William M. Cobb & Associates, Inc. (“Cobb”). The Company believes that having an independent and well respected third-party engineering firm prepare its reserve reports enhances the credibility of its reported reserve estimates. Management is responsible for the reserve estimate disclosures in this filing, and meets regularly with our independent third-party engineer to review these reserve estimates. The qualifications of the technical person at Cobb primarily responsible for overseeing the preparation of the Company’s reserve estimates are set forth below.

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

	Proved Reserves as of
	September 30, 2012	June 30, 2012
Natural Gas (MMcf)	194,569	201,379
Oil, Condensate and Natural Gas Liquids (MBbls)	8,915	9,198
Total proved reserves (Mmcfe)	248,059	256,567

Our proved reserves as of September 30, 2012 were approximately 8.5 billion cubic feet equivalent (“Bcfe”) less than our proved reserves as of June 30, 2012. This decrease is mainly attributable to normal production of 6.3 Bcfe during the three months ended September 30, 2012 and a 4.3 Bcfe decrease in our Ship Shoal 263 reserves estimates, partially offset by an increase in our Vermilion 170 reserves estimates, as determined by our reservoir engineer.
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
Share Repurchase Programs
$100 Million Share Repurchase Program
In September 2008, the Company’s board of directors approved a $100 million share repurchase program which concluded in October 2011. Under this program, the Company purchased approximately 2.2 million shares, at an average price of $46.35 per share. All shares were purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases were made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. Repurchased shares of common stock become authorized but unissued shares, and may be issued in the future for general corporate and other purposes.

  $50 Million Share Repurchase Program
In September 2011, the Company’s Board of Directors approved the adoption of a $50 million share repurchase program, effective upon completion of purchases under the Company’s $100 million share repurchase program. The repurchases will be subject to the same terms and conditions as repurchases made under the $100 million share repurchase program. For the three months ended September 30, 2012, the Company did not purchase any shares under its $50 million share repurchase program.
In October 2012, the Company purchased 97,496 shares of the Company's common stock for approximately $5.0 million. As of November 1, 2012, the Company had purchased approximately 200,000 shares under the $50 million share repurchase program at an average price of $52.16 per share, plus 45,000 stock options, for approximately $10.8 million.

As of November 1, 2012, under both share repurchase programs combined, the Company had purchased approximately 2.4 million shares of its common stock at an average cost per share of $46.84 and 45,000 stock options, for a total of approximately $110.8 million, bringing its total share count to 15,194,952 shares of common stock outstanding.

Credit Facility
In October 2010, the Company completed the arrangement of a secured revolving credit agreement with Amegy Bank (the “Credit Agreement”). The Credit Agreement currently has a $40 million hydrocarbon borrowing base and is available to fund the Company’s exploration and development activities, as well as repurchase shares of common stock and to fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. Any principal borrowed is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and effective November 1, 2011, a commitment fee of 0.125% is owed on unused borrowing capacity. The Credit Agreement contains customary covenants including limitations on our current ratio and additional indebtedness. As of November 1, 2012, the Company was in compliance with all covenants and had no borrowings outstanding under the Credit Agreement.
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

•	The timing and successful drilling and completion of natural gas and oil wells

•	Availability of capital and the ability to repay indebtedness when due

•	Availability of rigs and other operating equipment

•	Ability to receive Bureau of Ocean Energy Management, Regulation and Enforcement permits on a time schedule that permits the Company to operate efficiently

•	Ability to raise capital to fund capital expenditures

•	Timely and full receipt of sale proceeds from the sale of our production

•	The ability to find, acquire, market, develop and produce new natural gas and oil properties

•	Interest rate volatility

•	Zero or near zero interest rates

•	Uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures

•	Operating hazards attendant to the natural gas and oil business

•	Downhole drilling and completion risks that are generally not recoverable from third parties or insurance

•	Potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps

•	Weather

•	Availability and cost of material and equipment

•	Delays in anticipated start-up dates

•	Actions or inactions of third-party operators of our properties

•	Actions or inactions of third-party operators of pipelines or processing facilities

•	The ability to find and retain skilled personnel

•	Strength and financial resources of competitors

•	Federal and state regulatory developments and approvals

•	Environmental risks

•	Worldwide economic conditions

•	The ability to construct and operate offshore infrastructure, including pipeline and production facilities

•	The continued compliance by the Company with various pipeline and gas processing plant specifications for the gas and condensate produced by the Company

•	Operating costs, production rates and ultimate reserve recoveries of our offshore discoveries

•	Restrictions on permitting activities

•	Expanded rigorous monitoring and testing requirements

•	Legislation that may regulate drilling activities and increase or remove liability caps for claims of damages from oil spills

•	Ability to obtain insurance coverage on commercially reasonable terms

•	Accidental spills, blowouts and pipeline ruptures

•	Impact of new and potential legislative and regulatory changes on Gulf of Mexico operating and safety standards
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
Because we employ no geoscientists or petroleum engineers, we are dependent upon JEX for the success of our natural gas and oil exploration projects and expect to remain so for the foreseeable future. We have entered into an Advisory Agreement with JEX, whereby in addition to generating and evaluating offshore and onshore exploration prospects for the Company, JEX will direct Contango's staff on operational matters including drilling, completions, and production. The Advisory Agreement is effective for a term of two years from April 1, 2012, and continues on a month-to-month basis thereafter. In August 2012, Mr. Brad Juneau was appointed President and Acting Chief Executive Officer of the Company. Highly qualified explorationists and engineers are difficult to attract and retain. As a result, the loss of the services of JEX could have a material adverse effect on us and could prevent us from pursuing our business plan. Additionally, the loss by JEX of certain explorationists could have a material adverse effect on our operations as well. We have historically entered into agreements with JEX and its affiliates when we purchase prospects from JEX and its affiliates that specify the terms and conditions of purchase.
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
The majority of our capital investments is focused in offshore Gulf of Mexico exploration prospects, which may result in a total loss of our investment. Furthermore, even our productive wells may not result in profitable operations. Gulf of Mexico exploration efforts have been undertaken for over 60 years and remaining prospects are at deeper horizons that are more expensive to drill and often in much deeper water depths. Accordingly, as a result, a number of companies have shifted their focus to onshore “shale plays.” The Company’s continuing focus on the Gulf of Mexico will result in significant dry hole costs, perhaps in excess of $30 million for one well, which significantly concentrates and increases our risk profile.
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
Approximately 82% of our proved reserves are assigned to our Dutch and Mary Rose discoveries which have ten producing well bores concentrated in one reservoir and are producing through two production platforms. Reserve assessments based on only ten well bores in one reservoir are subject to significantly greater risk of being shut-in for a variety of weather, platform and pipeline difficulties. In addition, the risk of a downward revision in our reserve estimates is also greater.
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

The federal administration has released repeated budget proposals over the past few years which include numerous proposed tax changes. The proposed budgets and legislation would repeal many tax incentives and deductions that are currently used by oil and gas companies in the United States and impose new taxes. Among others, the provisions include: elimination of the ability to fully deduct intangible drilling costs in the year incurred; repeal of the percentage depletion deduction for oil and gas properties; repeal of the manufacturing tax deduction for oil and gas companies; increase in the geological and geophysical amortization period for independent producers; and implementation of a fee on non-producing leases located on federal lands. Should some or all of these provisions become law, taxes on the E&P industry would increase, which could have a negative impact on our results of operations and cash flows. Although these proposals initially were made in 2009, none have become law. It is still, however, the federal administration’s stated intention to enact legislation to repeal tax incentives and deductions and impose new taxes on oil and gas companies.
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
As a result of the Deepwater Horizon Incident of 2010, the Department of the Interior issued additional safety and performance standards as well as rigorous monitoring and testing requirements for offshore drilling. In addition, various Congressional committees began pursuing legislation to regulate drilling activities, establish safety requirements and increase liability for oil spills.
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
As of September 30, 2012, we had approximately $137.8 million in cash and no debt. The overnight T-bill investment rate for the three months ended September 30, 2012 averaged approximately 0.08%. We therefore keep all of our cash in non-interest bearing accounts which are backed by the full faith and credit of the U.S. Government. Competitive companies which borrow money are able to do so at extremely low rates and thereby may benefit from today’s low level of interest rates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Credit Rating Risk. As of November 1, 2012, we had no long-term debt subject to the risk of loss associated with movements in interest rates.
As of September 30, 2012, we had approximately $137.8 million in cash and cash equivalents, all of which was held in non-interest bearing accounts. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of September 30, 2012, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.
Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the three months ended September 30, 2012, a 10% fluctuation in the prices received for natural gas and oil production would impact our revenues by approximately $3.0 million. It could also lead to impairment of our natural gas and oil properties.
Item 4. Controls and Procedures
Brad Juneau, our President and Acting Chief Executive Officer, together with our Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012. Based upon that evaluation, the Company’s management concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Acting Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5. Other Information
On September 30, 2008, the Company adopted a Stockholder Rights Plan (the “Plan”) which expired on September 30, 2011. The Plan was designed to ensure that all stockholders of Contango receive fair value for their shares of common stock in the event of any proposed takeover of Contango and to guard against the use of partial tender offers or other coercive tactics to gain control of Contango without offering fair value to all of Contango’s stockholders. The Plan was not intended, nor did it operate, to prevent an acquisition of Contango on terms that were favorable and fair to all stockholders. Upon expiration of the Plan, the Company did not adopt, and does not currently intend to adopt, a similar plan.

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

10.2	Purchase and Sale Agreement between Juneau Exploration, L.P. and Contango Operators, Inc. dated October 1, 2010. (5)
10.3	First Amended and Restated Limited Liability Company Agreement of Exaro Energy III LLC dated as of March 31, 2012. (6)
10.4	Advisory Agreement between Contango Oil & Gas Company and Juneau Exploration, L.P., dated as of April 1, 2012. (7)
23.1	Consent of William M. Cobb & Associates, Inc. †
31.1	Certification of Acting Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1	Certification of Acting Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101	Interactive Data Files †

†	Filed herewith.

1.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.

3.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

4.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 20, 2010, as filed with the Securities and Exchange Commission on October 25, 2010.

5.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2010, dated November 9, 2010, as filed with the Securities and Exchange Commission.

6.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of March 31, 2012, as filed with the Securities and Exchange Commission on April 5, 2012.

7.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of April 10, 2012, as filed with the Securities and Exchange Commission on April 11, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: November 9, 2012	By:	/S/ BRAD JUNEAU
Brad Juneau President and Acting Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	By:	/S/ SERGIO CASTRO
Sergio Castro Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Date: November 9, 2012	By:	/S/ YAROSLAVA MAKALSKAYA
Yaroslava Makalskaya Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)