Form 10-Q
period 2013-03-31
CONTANGO OIL & GAS CO
filed 2013-05-10
CIK 1071993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.04 per share, outstanding as of May 8, 2013 was 15,194,952.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED MARCH 31, 2013

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	June 30, 2012
	(thousands)
CURRENT ASSETS:
Cash and cash equivalents	$82,606	$129,983
Accounts receivable:
Trade receivables	27,017	29,688
Joint interest billings	4,687	4,768
Income taxes	15,595	4,510
Other	566	242
Prepaid expenses	3,872	5,762
Inventory	2,516	260
Total current assets	136,859	175,213
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	547,100	561,713
Unproved properties	36,732	12,485
Furniture and equipment	227	213
Accumulated depreciation, depletion and amortization	(208,066)	(178,081)
Total property, plant and equipment, net	375,993	396,330
OTHER ASSETS:
Investments in affiliates	59,894	52,827
Other	193	284
TOTAL ASSETS	$572,939	$624,654

CURRENT LIABILITIES:
Accounts payable	$8,357	$3,084
Royalties and revenue payable	22,206	22,098
Accrued liabilities	6,829	6,796
Accrued exploration and development	575	2,334
Total current liabilities	37,967	34,312

DEFERRED TAX LIABILITY	117,354	118,010
ASSET RETIREMENT OBLIGATIONS	9,820	7,993
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50,000,000 shares authorized; 20,135,107 shares issued and 15,194,952 outstanding at March 31, 2013; 20,135,107 shares issued and 15,292,448 outstanding at June 30, 2012	805	805
Additional paid-in capital	79,024	79,024
Treasury shares at cost (4,940,155 shares at March 31, 2013 and 4,842,659 shares at June 30, 2012)	(117,162)	(112,207)
Retained earnings	445,131	496,717
Total shareholders’ equity	407,798	464,339
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$572,939	$624,654

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
		(thousands, except per share amounts)
REVENUES:
Natural gas, oil and liquids sales	$31,787	$41,339	$96,493	$139,449
Total revenues	31,787	41,339	96,493	139,449
EXPENSES:
Operating expenses	9,785	5,727	21,220	18,626
Exploration expenses	129	76	51,743	133
Depreciation, depletion and amortization	10,494	11,710	30,830	36,203
Impairment of natural gas and oil properties	—	—	14,078	—
General and administrative expenses	3,208	1,226	8,607	5,778
Total expenses	23,616	18,739	126,478	60,740

Loss from investments in affiliates, net of taxes	(1,147)	—	(639)	—
Other income/(expense)	141	42	(44)	(86)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	7,165	22,642	(30,668)	78,623
Income tax benefit (provision)	(3,296)	(7,942)	9,592	(28,748)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	3,869	14,700	(21,076)	49,875
DISCONTINUED OPERATIONS (NOTE 8)
Discontinued operations, net of income taxes	—	(26)	—	(821)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$3,869	$14,674	$(21,076)	$49,054
NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$0.25	$0.96	$(1.38)	$3.23
Discontinued operations	—	—	—	(0.05)
Total	$0.25	$0.96	$(1.38)	$3.18
Diluted
Continuing operations	$0.25	$0.96	$(1.38)	$3.23
Discontinued operations	—	—	—	(0.05)
Total	$0.25	$0.96	$(1.38)	$3.18
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,195	15,357	15,229	15,453
Diluted	15,195	15,360	15,229	15,456
The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2013	2012
	(thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(21,076)	$49,875
Loss from discontinued operations, net of income taxes	—	(821)
Net income (loss)	(21,076)	49,054
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	30,830	36,203
Impairment of natural gas and oil properties	14,078	1,031
Exploration expenses	51,445	—
Deferred income taxes	(2,049)	(3,151)
Loss from investment in affiliates	983	—
Loss on sale of assets	—	169
Tax benefit from exercise/cancellation of stock options	—	(254)
Stock-based compensation	—	3
Changes in operating assets and liabilities:
Decrease in accounts receivable and other	2,670	10,023
Increase in prepaids and other receivables	(1,042)	(1,750)
Increase in inventory	(2,256)	—
Increase (decrease) in accounts payable and advances from joint owners	5,462	(24,954)
Increase (decrease) in other accrued liabilities	33	(3,067)
Increase in income taxes receivable, net	(9,692)	(6,578)
Other	(626)	(85)
Net cash provided by operating activities	$68,760	$56,644
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(73,249)	(18,734)
Advances under note receivable	—	(500)
Repayment of note receivable	—	500
Investment in affiliates	(15,569)	(11,234)
Return of investments in affiliates	8,146	—
Additions to furniture and equipment	—	(35)
Net cash used in investing activities	$(80,672)	$(30,003)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(30,510)	—
Purchase of common stock	(4,955)	(17,000)
Tax benefit from exercise/cancellation of stock options	—	254
Net cash used in financing activities	$(35,465)	$(16,746)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,377)	9,895
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	129,983	150,007
CASH AND CASH EQUIVALENTS, END OF PERIOD	$82,606	$159,902
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes, net of cash received	$1,800	$38,035
Cash paid for interest	$37	$113
The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(thousands)
Balance at June 30, 2012	15,292	$805	$79,024	$(112,207)	$496,717	$464,339
Net loss	—	—	—	—	(27,549)	(27,549)
Balance at September 30, 2012	15,292	$805	$79,024	$(112,207)	$469,168	$436,790

Treasury shares at cost	(97)	—	—	(4,955)	—	(4,955)
Dividends	—	—	—	—	(30,510)	(30,510)
Net income	—	—	—	—	2,604	2,604
Balance at December 31, 2012	15,195	$805	$79,024	$(117,162)	$441,262	$403,929

Net income	—	—	—	—	3,869	3,869
Balance at March 31, 2013	15,195	$805	$79,024	$(117,162)	$445,131	$407,798
The accompanying notes are an integral part of this consolidated financial statement

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in Contango Oil & Gas Company’s ("Contango" or the "Company") Form 10-K for the fiscal year ended June 30, 2012. The consolidated results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.
2. Business
General
We are a Houston-based, independent natural gas and oil company. Our core business is to explore, develop, produce and acquire natural gas and oil properties onshore and offshore in the Gulf of Mexico in water-depths of less than 300 feet, using cash generated from our existing property base. We have no debt.
On April 19, 2013, the Company's founder and former Chairman, President and Chief Executive Officer, Mr. Kenneth R. Peak, passed away at the age of 67. Mr. Peak was diagnosed with an inoperable brain tumor in August 2012 that he was no longer able to battle.

On April 30, 2013, we announced that we had signed a merger agreement with Crimson Exploration Inc. ("Crimson"), for an all-stock transaction pursuant to which Crimson would become a wholly owned subsidiary of the Company. Upon consummation of the merger, each share of Crimson stock will be converted into 0.08288 shares of Company stock resulting in Crimson stockholders owning 20.3% of the post-merger Company. This transaction is subject to shareholder approval and is expected to close in late-2013. See Note 12 - "Subsequent Events" for more information on the merger.
On November 29, 2012, the Board of the Company declared a special dividend of $2.00 per share of common stock which was paid on December 17, 2012 to each holder of record of the Company's common stock as of the close of business on December 10, 2012.
Operations
In late January 2013, we identified sustained casing pressure between the production tubing and the production casing at our Vermilion 170 well. Diagnostic tests revealed that the production tubing had parted downhole requiring a workover of the well. Well production was shut-in and the original tubing and completion assembly were successfully removed. Operations are underway to replace the tubing and restore the well to production. As of March 31, 2013, we had invested approximately $5.4 million on these workover operations which are included in operating expenses. We expect the well to resume production by the end of May 2013.
As of March 31, 2013, the Company had invested approximately $9.0 million in leasehold costs in the Tuscaloosa Marine Shale ("TMS") for approximately 24,000 acres, plus an additional $5.1 million to acquire acreage and a 25% non-operated working interest to drill a horizontal well with Goodrich Petroleum Company ("Goodrich") in the TMS. This well was successfully completed and is currently producing approximately 700 barrels of oil per day, with cumulative production of 65,000 barrels of oil through April 30, 2013.
During the nine months ended March 31, 2013, due to the decline in production and high water levels from our Ship Shoal 263 well, our reservoir engineer revised his estimated net proved natural gas and oil reserves from this well. As a result, the net book value of our Ship Shoal 263 well exceeded the future undiscounted cash flows associated with its reserves. Accordingly, the Company recognized an impairment expense of approximately $12.0 million for the nine months ended March 31, 2013. No impairment was recognized for the three months ended March 31, 2013.

In July 2012, we unsuccessfully drilled two exploration prospects at Ship Shoal 134 ("Eagle") and South Timbalier 75 ("Fang"), and found no commercial hydrocarbons. For the nine months ended March 31, 2013, we recorded exploration expenses of approximately $50.0 million, including leasehold costs, related to these two wells.
Investments
As of March 31, 2013, we had invested approximately $14.1 million in Alta Resources Investments, LLC ("Alta Energy"), whose primary area of focus is the liquids-rich Kaybob Duvernay in Alberta, Canada. We had also invested approximately $46.9 million in Exaro Energy III LLC ("Exaro"), which is primarily focused on the development of proved reserves in the Jonah Field in Wyoming.
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

Impairment of Long-Lived Assets. When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. No impairment of proved properties was recognized during the three months ended March 31, 2013. For the nine months ended March 31, 2013, we recorded an impairment expense of approximately $14.1 million related to proved properties. Of this amount, approximately $12.0 million related to our Ship Shoal 263 well and $2.1 million related to the Eugene Island 24 platform and other properties. Despite the writedowns on Ship Shoal 263, this well reached payout during fiscal year 2012. No impairment of proved properties was recognized in continuing operations for the three or nine months ended March 31, 2012.

Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. No impairment of unproved properties was recognized during the three months ended March 31, 2013. For the nine months ended March 31, 2013, the Company recognized impairment expense of approximately $1.4 million related to an unsuccessful exploration program in Jim Hogg County, Texas and $6.6 million related to leasehold costs at our dry holes at Ship Shoal 134 and South Timbalier 75. These costs are all included in exploration expenses. No impairment of unproved properties was recognized during the three or nine months ended March 31, 2012.

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade investments having an original maturity of 90 days or less. As of March 31, 2013, the Company had approximately $82.6 million in cash and cash equivalents, the vast majority of which was held in non-interest bearing accounts.

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

The Company originally had a 45% ownership interest in Exaro upon its formation in April 2012. In August 2012, one of the other investors in Exaro exercised its right to assume $15 million of the Company's commitment by making a cash payment to the Company of $7.5 million and agreeing to assume $7.5 million of the Company's future commitment in Exaro. This reduced the Company's ownership interest to 37%. As of March 31, 2013, the Company had invested approximately $46.9 million in Exaro.
Reclassifications. Certain reclassifications have been made to the amounts included in the consolidated financial statements as of June 30, 2012 and for the three and nine months ended March 31, 2012, in order to conform to the presentation as of and for the three and nine months ended March 31, 2013. These reclassifications were not material.
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
5. Customer Concentration Credit Risk
The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas and oil for the three and nine months ended March 31, 2013 were ConocoPhillips Company, Shell Trading US Company, Exxon Mobil Oil Corporation, Enterprise Products Operating LLC, Crosstex Energy Services, and Trans Louisiana Gas Pipeline, Inc. Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on our financial position, but there currently are numerous other potential purchasers of our production.
6. Net Income (Loss) per Common Share
A reconciliation of the components of basic and diluted net income (loss) per share of common stock is presented below:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Income	Shares	Per Share	Income (loss)	Shares	Per Share
	(thousands, except per share amounts)
Net income from continuing operations	$3,869	15,195	$0.25	$14,700	15,357	$0.96
Discontinued operations, net of income tax	—	15,195	—	(26)	15,357	—
Basic Earnings per Share:
Net income attributable to common stock	$3,869	15,195	$0.25	$14,674	15,357	$0.96
Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	—		—	3
Net income from continuing operations	$3,869	15,195	$0.25	$14,700	15,360	$0.96
Discontinued operations, net of income tax	—	15,195	—	(26)	15,360	—
Diluted Earnings per Share:
Net income attributable to common stock	$3,869	15,195	$0.25	$14,674	15,360	$0.96

	Nine Months Ended March 31, 2013			Nine Months Ended March 31, 2012
	Loss	Shares	Per Share	Income (loss)	Shares	Per Share
	(thousands, except per share amounts)
Net income (loss) from continuing operations	$(21,076)	15,229	$(1.38)	$49,875	15,453	$3.23
Discontinued operations, net of income tax	—	15,229	—	(821)	15,453	(0.05)
Basic Earnings per Share:
Net income (loss) attributable to common stock	$(21,076)	15,229	$(1.38)	$49,054	15,453	$3.18
Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	—		—	3
Net income (loss) from continuing operations	$(21,076)	15,229	$(1.38)	$49,875	15,456	$3.23
Discontinued operations, net of income tax	—	15,229	—	(821)	15,456	(0.05)
Diluted Earnings per Share:
Net income (loss) attributable to common stock	$(21,076)	15,229	$(1.38)	$49,054	15,456	$3.18

7. Credit Facility
In October 2010, the Company obtained a $40 million secured revolving credit agreement with Amegy Bank (the “Credit Agreement”). The Credit Agreement is supported by a hydrocarbon borrowing base and is available to fund the Company’s exploration and development activities, as well as repurchase shares of common stock, pay dividends and fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and effective November 1, 2011, a commitment fee of 0.125% is owed on unused borrowing capacity. The Credit Agreement contains customary covenants including limitations on our current ratio of assets to liabilities and additional indebtedness. As of March 31, 2013, the Company was in compliance with all covenants and had no borrowings outstanding under the Credit Agreement.
8. Discontinued Operations
In May 2011, the Company sold its 100% working interest (72.5% net revenue interest) in Rexer #1 and its 75% working interest (54.4% net revenue interest) in Rexer-Tusa #2 to Patara Oil & Gas LLC (“Patara”). B.A. Berilgen, a member of the Company’s board of directors, was the Chief Executive Officer of Patara at the time of the sale. In October 2011, the Company sold its remaining 25% working interest (18.4% net revenue interest) in Rexer-Tusa #2 to Patara. The sale was effective October 1, 2011. The Company has accounted for the sale of Rexer #1 and Rexer-Tusa #2 as discontinued operations beginning with the three months ended December 31, 2011 and reclassified the results of operations for these two wells, along with other minor assets sold to Patara, to discontinued operations for all periods presented as follows :

	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012
	(in thousands)
Results of Operations:
Revenues	$(40)	$6
Operating expenses		(43)
Exploration expenses		(7)
Impairment of natural gas and oil properties		(1,031)
Loss on sale of discontinued operations		(188)
Loss before income taxes	(40)	(1,263)
Income tax benefit	14	442
Loss from discontinued operations, net of income taxes	$(26)	$(821)

9. Income Taxes
The Company’s income tax provision for continuing operations consists of the following (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Current tax provision (benefit):
Federal	$2,036	$10,500	$(9,612)	$28,638
State	540	1,040	1,725	2,841
Total	$2,576	$11,540	$(7,887)	$31,479
Deferred tax provision (benefit):
Federal	$319	$(3,403)	$(1,580)	$(2,327)
State	(216)	(195)	(469)	(404)
Total	$103	$(3,598)	$(2,049)	$(2,731)
Total tax provision (benefit):
Federal	$2,355	$7,097	$(11,192)	$26,311
State	324	845	1,256	2,437
Total	$2,679	$7,942	$(9,936)	$28,748

Of the total tax provision for the three and nine months ended March 31, 2013, approximately $617,000 and $344,000 of deferred income tax benefit are included in the loss from affiliates line item in the Company's Consolidated Statements of Operations.
10. Related Party Transactions
Juneau Exploration L.P. In April 2012, the Company announced that Mr. Brad Juneau, the sole manager of the general partner of Juneau Exploration, L.P. ("JEX"), had joined the Company’s board of directors and that the Company had entered into an advisory agreement with JEX (the "Advisory Agreement"), whereby in addition to generating and evaluating offshore and onshore exploration prospects for the Company, JEX would direct Contango’s staff on operational matters including drilling, completions and production. Pursuant to the Advisory Agreement, JEX was paid an annual fee of $2.0 million.
Effective January 1, 2013, the Advisory Agreement was terminated, and the Company and JEX entered into a First Right of Refusal Agreement (the "First Right Agreement"). Under the First Right Agreement, JEX granted a first right of refusal to Contango to purchase any exploration prospects generated and recommended by JEX. Prospects would be presented along with terms and conditions for purchasing each prospect and Contango would have the first right of refusal to purchase the prospect from JEX for a period of 10 days, subject to mutually acceptable terms. Pursuant to the First Right Agreement, JEX would be paid an annual fee of $0.5 million, which approximated the costs incurred by JEX for their continued support to the Company in the areas of operations, engineering, and land functions. Effective as of March 31, 2013, the First Right Agreement was terminated.
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
In August 2012, the Company's founder, Chairman and Chief Executive Officer, Mr. Kenneth R. Peak, took a medical leave of absence and the Board of Directors of the Company appointed Mr. Juneau as President and Acting Chief Executive Officer of the Company. In December 2012, Mr. Joseph J. Romano was elected President and Chief Executive Officer of the Company. Mr. Peak passed away on April 19, 2013 and Mr. Romano was named Chairman of the Company. Mr. Romano is also the President and Chief Executive Officer of Olympic Energy Partners LLC ("Olympic").
JEX and JEX affiliates and Olympic have historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant’s working interest ("WI"), net revenue interest ("NRI"), and describe when such interests are earned, as well as allocate an overriding royalty interest ("ORRI") of up to 3.33% to benefit the employees of JEX, excluding Mr. Juneau, except where otherwise noted. Olympic last participated with the Company in the drilling of wells in March 2010, and does not anticipate participating in any future wells. Olympic's ownership in Company-operated wells is limited to our Dutch and Mary Rose wells.
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
As of March 31, 2013, Contango, Olympic, JEX, REX and JEX employees owned the following interests in the Company's offshore wells.

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

Below is a summary of payments received from (paid to) Olympic, JEX and REX in the ordinary course of business in our capacity as operator of the wells and platforms for the periods indicated. The Company made and received similar types of payments with other well owners (in thousands):

	Three months ended March 31,
	2013			2012
	Olympic	JEX	REX	Olympic	JEX	REX
Revenue payments as well owners	$(1,650)	$(1,195)	$(850)	$(2,037)	$(1,611)	$(1,455)
Joint interest billing receipts	286	197	115	207	188	179

	Nine months ended March 31,
	2013			2012
	Olympic	JEX	REX	Olympic	JEX	REX
Revenue payments as well owners	$(4,700)	$(3,418)	$(2,440)	$(6,652)	$(4,323)	$(1,903)
Joint interest billing receipts	814	617	436	887	691	2,037

Below is a summary of payments received from (paid to) Olympic, JEX and REX as a result of specific transactions between the Company, Olympic, JEX and REX. While these payments are in the ordinary course of business, the Company did not have similar transactions with other well owners (in thousands):

	Three months ended March 31,
	2013			2012
	Olympic	JEX	REX	Olympic	JEX	REX
Reimbursement of certain costs	$—	$(171)	$(4)	$—	$(36)	$(9)
Payments under First Right Agreement and Contaro Advisory Agreement	—	(155)	—	—	(30)	—

	Nine months ended March 31,
	2013			2012
	Olympic	JEX	REX	Olympic	JEX	REX
Reimbursement of certain costs	$—	$(573)	$(4)	$(10)	$(42)	$(20)
Prospect fees	—	—	—	—	(250)	—
Payments under Advisory Agreement, First Right Agreement and Contaro Advisory Agreement	—	(1,155)	—	—	(30)	—
REX distribution to members	—	—	646	—	—	—

As of March 31, 2013 and June 30, 2012, the Company's consolidated balance sheets included the following balances (in thousands):

	March 31, 2013			June 30, 2012
	Olympic	JEX	REX	Olympic	JEX	REX
Accounts receivable:
Trade receivables	$5	$5	$5	$10	$20	$18
Joint interest billings	218	412	808	192	158	92

Accounts payable:
Royalties and revenue payable	(1,236)	(679)	(9)	(1,198)	(813)	(682)
Other - Prospect Fees	—	(500)	—	—	—	—
In addition to the above, the Company paid Mr. Brad Juneau $28,000 and $112,000 during the three and nine months ended March 31, 2013 for his services as a director of the Company.
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
$50 Million Share Repurchase Program
In September 2011, the Board approved a $50 million share repurchase program, effective upon completion of purchases under the Company’s $100 million share repurchase program. The purchases made under the $50 million share repurchase program are subject to the same terms and conditions as purchases made under the $100 million share repurchase program. No shares were purchased during the three months ended March 31, 2013. During the nine months ended March 31, 2013, the Company purchased 97,496 shares at an average price of $50.82 per share, for a total of approximately $5.0 million. During the three months ended March 31, 2012, the Company purchased 45,000 stock options for approximately $0.5 million. During the nine months ended March 31, 2012, the Company purchased 35,663 shares at an average price of $54.58 per share, for a total of approximately $1.9 million.
As of March 31, 2013, under both share repurchase programs combined, the Company had purchased approximately 2.4 million shares of its common stock at an average cost per share of $46.84, and 45,000 stock options, for a total of approximately $110.8 million, bringing its total share count as of March 31, 2013 to 15,194,952 shares of common stock outstanding.

12. Subsequent Events

Merger with Crimson Exploration, Inc.

On April 29, 2013, the Company and Crimson entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Crimson will become a wholly owned subsidiary of the Company (the "Merger").

Subject to the terms and conditions of the Merger Agreement, each share of Crimson common stock will be converted into 0.08288 shares of common stock of the Company. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes, so that none of the Company, Crimson, Merger Sub or Crimson's stockholders will recognize any gain or loss in the Merger, except that Crimson's stockholders may recognize gain or loss with respect to cash received in lieu of fractional shares of Company common stock.

The closing of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the adoption of the Merger Agreement by Crimson's stockholders; (ii) the approval by the Company's stockholders of the issuance of Company common stock in the Merger to Crimson's stockholders; (iii) the registration statement on Form S-4 used to register the Company common stock to be issued in the Merger being declared effective by the Securities and Exchange Commission (the “SEC”); (iv) the approval for listing on the New York Stock Exchange of the Company common stock to be issued in the Merger; (v) subject to specified materiality standards, the accuracy of the representations and warranties of, and the performance of all covenants by, the parties; (vi) the absence of a material adverse effect with respect to each of Crimson and the Company; and (vii) the delivery of tax opinions that the Merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code.

The Company has agreed that, upon the Closing, it will cause the Board of Directors to consist of eight directors, three of whom will be appointed by the board of directors of Crimson and five of whom will be appointed by Contango's Board of Directors. Additionally, Joseph J. Romano (the current Chairman, President and Chief Executive Officer of the Company) will serve as Chairman of the Board, Allan D. Keel (the current President and Chief Executive Officer of Crimson) will serve as President and Chief Executive Officer of the Company, and E. Joseph Grady (the current Senior Vice President and Chief Financial Officer of Crimson) will serve as Senior Vice President and Chief Financial Officer of the Company. Messrs. Keel and Grady entered into employment agreements with the Company that become effective upon the consummation of the Merger. The combined company will have its headquarters and principal corporate office in Houston, Texas.

In connection with the execution of the Merger Agreement, the Company concurrently entered into a Stockholder Support and Irrevocable Proxy Agreement with each of (a) OCM Crimson Holdings, LLC and OCM GW Holdings, LLC (collectively, “Oaktree”) and (b) Allan D. Keel, E. Joseph Grady, A. Carl Isaac, Jay S. Mengle, Thomas H. Atkins and John A. Thomas, each of whom is an executive officer of Crimson, (collectively, the “Crimson Support Agreements”). The shares of Crimson common stock outstanding that are beneficially owned by Oaktree and such executive officers of Crimson and are subject to the Crimson Support Agreements represent, in the aggregate, approximately 38.8% of Crimson's outstanding common stock as of April 29, 2013. Pursuant to the Crimson Support Agreements, Oaktree and each signatory executive officer of Crimson agrees to vote the shares it beneficially owns (i) in favor of the Merger and the Merger Agreement and (ii) against (a) any other acquisition proposal, (b) any liquidation, dissolution, recapitalization, extraordinary dividend or other significant corporate reorganization of Crimson, and (c) any other action, proposal or agreement that would reasonably be expected to interfere with or delay the consummation of the Merger. The Crimson Support Agreements terminate at the earliest of the effective time of the Merger, the termination of the Merger Agreement in accordance with its terms or any reduction of the Merger Consideration.

Additionally, in connection with the execution of the Merger Agreement, Crimson concurrently entered into a Stockholder Support Agreement (collectively, the “Company Support Agreements”) with the Estate of Kenneth R. Peak, Joseph J. Romano, Brad Juneau, Sergio Castro and Yaroslava Makalskaya who, in the aggregate, beneficially own approximately 10.6% of the Company's outstanding common stock as of April 29, 2013. Pursuant to the Company Support Agreements, the Estate of Kenneth R. Peak and each signatory executive officer and director of the Company agrees to vote their shares of the Company's common stock in favor of the Merger and against any other acquisition proposal.

The foregoing descriptions of the Merger Agreement and related agreements are qualified in their entirety by reference to the full text of such agreements, which are attached as exhibits to the Company's report on Form 8-K, dated as of April 30, 2012, as filed with the SEC.

Investments

As of March 31, 2013, the Company had invested approximately $14.1 million in Alta Energy to drill in the Kaybob Duvernay shale in Alberta, Canada. From April 1, 2013 through May 8, 2013, we invested an additional $0.8 million, bringing the Company's total investment in Alta Energy to approximately $14.9 million.

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
On April 19, 2013, the Company's founder and former Chairman, President and Chief Executive Officer, Mr. Kenneth R. Peak, passed away at the age of 67. Mr. Peak was diagnosed with an inoperable brain tumor in August 2012 that he was no longer able to battle. The Company holds a $10 million life insurance policy for Mr. Peak and received the proceeds of such policy in early May 2013.

On April 30, 2013, the Company announced that it had signed a merger agreement with Crimson Exploration Inc. ("Crimson"), for an all-stock transaction pursuant to which Crimson would become a wholly owned subsidiary of Contango. Upon consummation of the merger, each share of Crimson stock will be converted into 0.08288 shares of Contango stock resulting in Crimson stockholders owning 20.3% of the post-merger Contango. This transaction is subject to shareholder approval of both Contango and Crimson and is expected to close by October 2013.
As of May 8, 2013, we had approximately $92.3 million of cash, $40.0 million of unused borrowing capacity, and no debt.
Investments Summary
As of May 8, 2013, we had invested approximately $14.9 million in Alta Resources Investments, LLC ("Alta Energy") whose primary area of focus is the liquids-rich Kaybob Duvernay in Alberta, Canada, where we have approximately a 5% ownership interest. We have also invested approximately $46.9 million in Exaro Energy III LLC ("Exaro") for a 37% ownership interest in Exaro, whose primary area of focus is the development of proved reserves in the Jonah Field in Wyoming.
Operations Summary
The Company has invested $5.1 million as a 25% working interest owner in the Crosby 12H-1, a well operated by Goodrich Petroleum Company LLC ("Goodrich") in the Tuscaloosa Marine Shale (“TMS”), an oil focused shale play in central Louisiana and Mississippi. As of May 6, 2013 the Crosby 12H-1 was producing at an 8/8ths rate of approximately 700 barrels of oil per day, with cumulative production of 65,000 barrels of oil through April 30, 2013. Additionally, we have invested approximately $9.0 million in leasehold costs for approximately 24,000 acres in the TMS. The data we obtain from the Goodrich well will help us evaluate our TMS acreage and develop a plan for drilling and operating future wells.

In late January 2013, we identified sustained casing pressure between the production tubing and the production casing at our Vermilion 170 well. Diagnostic tests revealed that the production tubing had parted downhole requiring a workover of the well. Well production was shut-in and the original tubing and completion assembly were successfully removed. Operations are underway to replace the tubing and restore the well to production. As of March 31, 2013 we had expended approximately $5.4 million on these workover operations. We expect the well to resume production by the end of May 2013.
Exploration Program Summary
In March 2013, the Company announced that it was the apparent high bidder on three lease blocks, representing two prospects, at the Central Gulf of Mexico Lease Sale 227 held on March 20, 2013. The Company bid a total of approximately $1.7 million on Eugene Island 23, Ship Shoal 52 and Ship Shoal 59. An apparent high bid (“AHB”) is subject to Outer Continental Shelf (“OCS”) Bid Adequacy Review, notwithstanding the fact that the Bureau of Ocean Energy Management

(“BOEM”) may reject all bids for a given tract. The BOEM review process can take up to 90 days. Upon approval from the BOEM, our plan is to promptly seek permits to drill these prospects in 2014. A deposit of $0.3 million has been paid to the BOEM for these leases and is included in prepaid expenses in the Company's Consolidated Balance Sheets. The remaining funds will be paid upon awarding of the leases.
In March 2013, the Company signed a Letter of Intent with a third-party independent oil and gas company to purchase an offshore block in state of Louisiana waters. The permitting process is underway and we expect to be able to spud this well in mid-2013 at an estimated cost of $6.5 million, net to Contango. Under the terms of the participation agreements, Contango will have a 75% working interest before payout. Once payout of all costs is reached, Republic Exploration, LLC ("REX") will have an option to back-in for a 9.4% working interest, the seller will have an option to back-in for a 9.4% working interest, and Contango will have a 56.2% working interest.
In December 2012, the Company was awarded the sixth and final lease bid on at the Central Gulf of Mexico Lease Sale 216/222 held in June 2012. The Company bid an aggregate amount of approximately $11 million on six blocks. We have submitted an exploration permit for the first of these blocks, Ship Shoal 255, and have budgeted to spud this well in late-2013 at an estimated cost of $22.5 million, net to Contango.
On July 3, 2012, we spud our Ship Shoal 134 prospect ("Eagle") with the Hercules 205 rig. On October 19, 2012, we announced that we had reached total depth on Eagle and no commercial hydrocarbons were found. The Company has plugged and abandoned this well. For the nine months ended March 31, 2013, we incurred approximately $28.9 million to drill, plug and abandon this well, including approximately $6.3 million in leasehold costs.
On July 10, 2012 we spud our South Timbalier 75 prospect ("Fang") with the Spartan 303 rig. On October 30, 2012, we announced that we had reached total depth on Fang and no commercial hydrocarbons were found. The Company has plugged and abandoned this well. For the nine months ended March 31, 2013, we incurred approximately $21.1 million to drill, plug and abandon this well, including approximately $0.3 million in leasehold costs. This prospect was a farm-in and the lease was never earned as a result of the dry hole.
Asset Impairments
During the nine months ended March 31, 2013, due to the decline in production and high water levels from our Ship Shoal 263 well, our reservoir engineer revised his estimated net proved natural gas and oil reserves from this well. As a result, the net book value of our Ship Shoal 263 well exceeded the future undiscounted cash flows associated with its reserves. Accordingly, the Company recognized an impairment expense of approximately $12.0 million for the nine months ended March 31, 2013. No impairment was recognized for the three months ended March 31, 2013.
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
On April 10, 2012, the Company announced that Mr. Brad Juneau, the sole manager of the general partner of JEX, had joined the Company’s board of directors and that the Company had entered into an advisory agreement with JEX (the "Advisory Agreement"), whereby in addition to generating and evaluating offshore and onshore exploration prospects for the

Company, JEX would direct Contango’s staff on operational matters including drilling, completions and production. Pursuant to the Advisory Agreement, JEX was paid an annual fee of $2.0 million.
Effective January 1, 2013, the Advisory Agreement was terminated, and the Company and JEX entered into a First Right of Refusal Agreement (the "First Right Agreement"). Under the First Right Agreement, JEX granted a first right of refusal to Contango to purchase any exploration prospects generated and recommended by JEX. Prospects would be presented along with terms and conditions for purchasing each prospect and Contango would have the first right of refusal to purchase the prospect from JEX for a period of 10 days, subject to mutually acceptable terms. Pursuant to the First Right Agreement, JEX would be paid an annual fee of $0.5 million which approximated the costs incurred by JEX for their continued support to the Company in the areas of operations, engineering, and land functions. JEX and its employees would continue to be eligible to receive overriding royalty interests, carried interests and certain back-in rights. The First Right Agreement was terminated effective as of March 31, 2013.
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
Offshore Gulf of Mexico Exploration Joint Ventures
Contango, through its wholly-owned subsidiary Contango Operators, Inc. ("COI"), and its partially-owned subsidiary REX, conducts exploration activities in the Gulf of Mexico. As of May 8, 2013, Contango, through COI and REX, had an interest in 15 offshore leases. See “Offshore Properties” for additional information on our offshore properties.
Contango Operators, Inc.
COI acquires leasehold acreage, drills and operates our wells in the Gulf of Mexico. Additionally, COI may acquire significant working interests in offshore exploration and development opportunities in the Gulf of Mexico, under farm-out agreements, or similar agreements, with REX, JEX and/or third parties.
As of May 7, 2013, the Company’s offshore production was approximately 58.5 Mmcfed, net to Contango, which consists of seven federal and five state of Louisiana wells in the shallow waters of the Gulf of Mexico. These 12 operated wells produce through the following three platforms:
Eugene Island 11 Platform

Our Company-owned and operated production platform at Eugene Island 11 was designed with a capacity of 500 Mmcfd and 6,000 bopd. In September 2010 the Company installed a companion platform and two pipelines adjacent to the Eugene Island 11 platform to be able to access alternate markets. These platforms service production from the Company’s five Dutch wells in federal waters and five Mary Rose wells in state of Louisiana waters. From these platforms, gas and condensate can flow to our Eugene Island 63 auxiliary platform via our 20” pipeline, which has been designed with a capacity of 330 Mmcfd and 6,000 bopd, and then from there to third-party owned and operated on-shore processing facilities near Patterson, Louisiana, via an ANR pipeline.

Alternatively, gas can flow to the American Midstream pipeline via our 8” pipeline, which has been designed with a capacity of 80 Mmcfd, and from there to a third-party owned and operated on-shore processing facility at Burns Point, Louisiana. Condensate can also flow via an ExxonMobil pipeline to on-shore markets and multiple refineries. As of May 7, 2013, we were producing approximately 57.9 Mmcfed, net to Contango, from this platform.

Based on production and decline rates, the Company has determined the need to place its Dutch and Mary Rose wells on compression in late-2013. The Company is in the process of building a large turbine type compressor for the platform at an estimated cost of $9.2 million, net to Contango. This compressor will be of sufficient capacity to service all ten of the Company's Dutch and Mary Rose wells. As of March 31, 2013, the Company had incurred approximately $6.7 million to design and build the compressor.

Ship Shoal 263 Platform

Our Company-owned and operated platform at Ship Shoal 263 was designed with a capacity of 40 Mmcfd and 5,000 bopd. This platform services natural gas and condensate production from our Ship Shoal 263 well, which both flow via the Transcontinental Gas Pipeline to onshore processing plants. As of May 7, 2013, we were producing approximately 0.6 Mmcfed, net to Contango, from this platform. We believe this well may be fully depleted in the next twelve months. The well reached payout during fiscal year 2012. We will continue producing this well as long as it is economical.

Should we have a discovery at our Ship Shoal 255 prospect, we will transport the new production to this platform. We have therefore reclassified the platform to unproved properties as of March 31, 2013.
Vermilion 170 Platform
Our Company-owned and operated platform at Vermilion 170 was designed with a capacity of 60 Mmcfd and 2,000 bopd. This platform services natural gas and condensate production from our Vermilion 170 well which began producing in September 2011. The production flows via the Sea Robin Pipeline to onshore processing plants. Based on production and decline rates, the Company has determined the need to place its Vermilion 170 well on compression, at a cost of $1.4 million, net to Contango. As of March 31, 2013, the Company had incurred all of the $1.4 million to install the compressor, which we expect to begin operating in mid-2013. Since late January 2013, the well has been temporarily shut-in for workover operations. We expect the well to resume production by the end of May 2013.

Republic Exploration LLC
In his capacity as sole manager of the general partner of JEX, Mr. Juneau also controls the activities of REX, an entity owned 34.4% by JEX, 32.3% by Contango, and 33.3% by a third party which contributed other assets to REX. REX generates and evaluates offshore exploration prospects for the Company and has historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant's working interest, net revenue interest, and describe when such interests are earned, as well as allocate an overriding royalty interest ("ORRI") of up to 3.33% to benefit the employees of JEX. The Company proportionately consolidates the results of REX in its consolidated financial statements. In April 2013, REX sold its 25% working interest in West Delta 36 to another partner in that well.
Offshore Properties
Producing Properties. The following table sets forth the interests owned by Contango through its affiliated entities in the Gulf of Mexico which were capable of producing natural gas or oil as of May 8, 2013:

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

Leases. The Company has recently relinquished South Timbalier 97, and Ship Shoal 121. The following table sets forth the working interests owned by Contango and affiliated entities in non-developed leases in the Gulf of Mexico as of May 8, 2013.

Area/Block	WI	Lease Date	Expiration Date
East Breaks 369 (Dry Hole)	(1)	Dec-03	Dec-13
Brazos Area 543	100.00%	Mar-12	Mar-17
East Cameron 124	100.00%	Sept-12	Sept-17
Eugene Island 31	100.00%	Oct-12	Oct-17
Ship Shoal 83	100.00%	Oct-12	Oct-17
South Timbalier 110	100.00%	Oct-12	Oct-17
Eugene Island 260	100.00%	Nov-12	Nov-17
Ship Shoal 255	100.00%	Dec-12	Dec-17

(1)	Farm-out. COI retains a 2.41% ORRI
Onshore Exploration and Properties
Kaybob Duvernay - Alberta, Canada
In April 2011, the Company announced a commitment to invest up to $20 million in Alta Energy, a venture that will acquire, explore, develop and operate onshore unconventional oil and natural gas shale assets in North America. As of May 8, 2013, we had invested approximately $14.9 million in Alta Energy to lease approximately 68,000 acres in the Kaybob Duvernay, a liquids rich shale play in Alberta, Canada. Alta Energy has built a large acreage block in the core of the play. As of May 8, 2013, Alta Energy had drilled four vertical test wells and taken whole cores on two of those. Additionally, Alta Energy has successfully drilled and completed two horizontal wells. The Alta Energy 1-32 well is on production while the Alta Energy 14-25 is planned to begin production this summer. We own a 5.0% interest in Alta's Kaybob Duvernay project.

Jonah Field - Sublette County, Wyoming

In April 2012, the Company announced that through its wholly-owned subsidiary, Contaro Company, it had entered into a Limited Liability Company Agreement (the “LLC Agreement”) in connection with the formation of Exaro. Pursuant to the LLC Agreement, the Company had committed to invest up to $82.5 million in cash in Exaro over the next five years together with other parties for an aggregate commitment of $182.5 million, or a 45% ownership interest in Exaro.
In August 2012, one of the other investors in Exaro exercised its right to assume $15 million of the Company's commitment, which lowered the Company's commitment to $67.5 million and its ownership interest to 37%. As of March 31, 2013, the Company had invested approximately $46.9 million in Exaro.
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

As of May 8, 2013, the Exaro-Encana venture had 43 new wells on production, producing at a rate of approximately 9.2 Mmcfed, net to Contango, plus an additional six wells that are either in the completion or fracture stimulation phase. We continue to have three drilling rigs running on this project. For the three and nine months ended March 31, 2013, the Company recognized a loss of approximately $1.1 million and $639,000, respectively, net of tax benefit of $617,000 and $344,000, as a result of its investment in Exaro.

Tuscaloosa Marine Shale
In October 2012, the Company became a 25% non-operating working interest owner in property in the TMS operated by Goodrich. The TMS is an oil-focused shale play in central Louisiana and Mississippi. We have invested $5.1 million, net to Contango, to acquire acreage and participate in our first horizontal well, the Crosby 12H-1 well in Wilkinson County, Mississippi. For evaluation purposes, we drilled a pilot well, performed an open-hole evaluation and obtained a conventional core over the TMS interval. As of May 6, 2013, the Crosby 12H-1 well was producing at a rate of approximately 700 barrels of oil per day, with cumulative production of 65,000 barrels of oil through April 30, 2013. This well has approximately 6,700 feet of usable lateral and was fracked with 25 stages.

Additionally, as of May 8, 2013, the Company had invested approximately $9.0 million to lease approximately 24,000 acres in the TMS. We plan to participate in additional third-party operated wells with a small working interest prior to initiating an operated, high interest drilling program. The data we obtain from the Crosby 12H-1 well will help us evaluate our TMS acreage and develop a plan for drilling and operating future wells.
Employees
We have eleven employees. The Company outsources its human resources function to Insperity, Inc. and all of the Company’s employees are co-employees of Insperity, Inc.
On April 19, 2013, the Company's founder and former Chairman, President and Chief Executive Officer, Mr. Kenneth R. Peak, passed away at the age of 67. Mr. Peak was diagnosed with an inoperable brain tumor in August 2012 that he was no longer able to battle. The Company holds a $10 million life insurance policy for Mr. Peak and received the proceeds of such policy in early May 2013.
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
Reserve Estimates. While we are reasonably certain of recovering our reported reserves, the Company’s estimates of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing natural gas and oil prices, operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s natural gas and oil properties and/or the rate of depletion of such natural gas and oil properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at March 31, 2013 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense for the nine months ended March 31, 2013 by approximately $1.6 million, $3.4 million and $5.3 million, respectively.
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
MD&A Summary Data

The table below sets forth our average net daily production data in Mmcfed for each of the periods indicated:

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Dutch and Mary Rose Wells	59.3	67.5	54.2	57.2	59.5
Ship Shoal 263 Well (Nautilus)	7.8	7.6	3.5	2.6	0.9
Vermilion 170 Well (Swimmy)	15.3	15.5	10.5	12.9	3.6
Non-operated wells	0.3	0.2	—	—	0.6
	82.7	90.8	68.2	72.7	64.6

Dutch and Mary Rose Wells

•
The low production during the three months ended March 31, 2013 was due to choking back the Dutch #2 well while waiting to plug back the lowest lobe in the CibOp formation later in May 2013. As of May 7, 2013, the ten Dutch and Mary Rose wells were flowing approximately 57.9 Mmcfed, net to Contango.

Ship Shoal 263 Well

•
Since late-2011, production at this well has been slowly decreasing due to overheating, scaling problems, and water production. The well has also been shut-in several times over the past few months for production logging and chemical treatment. We believe that this well may be fully depleted in the next twelve months. The well reached payout during fiscal year 2012. We will continue producing this well as long as it is economical. As of May 7, 2013, the well was flowing at approximately 0.6 Mmcfed, net to Contango.

•
During the nine months ended March 31, 2013, due to the decline in production from this well, our reservoir engineer revised his estimated net proved natural gas and oil reserves from this well. As a result, the net book value of our Ship Shoal 263 well exceeded the future undiscounted cash flows associated with its reserves. Accordingly, the Company recognized an impairment expense of approximately $12.0 million for the nine months ended March 31, 2013. No impairment was recognized for the three months ended March 31, 2013.
Vermilion 170 Well

•
In late January 2013, we identified sustained casing pressure between the production tubing and the production casing at our Vermilion 170 well. Diagnostic tests revealed that the production tubing had parted downhole requiring a workover of the well. Well production was shut-in and the original tubing and completion assembly were successfully removed. Operations are underway to replace the tubing and restore the well to production. As of March 31, 2013, we had expended approximately $5.4 million on these workover operations. We expect the well to resume production by the end of May 2013.

The table below sets forth revenue, expense and production data for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2013	2012	Change	2013	2012	Change
	(thousands, except percent change, average sales price and selected data per Mcfe)
Revenues:
Natural gas sales	$16,013	$14,246	12%	$48,060	$58,669	(18)%
Condensate sales	$10,174	$17,757	(43)%	$31,266	$52,161	(40)%
NGL sales	$5,600	$9,336	(40)%	$17,167	$28,619	(40)%
Total revenues	$31,787	$41,339	(23)%	$96,493	$139,449	(31)%

Production:
Natural gas (million cubic feet)	4,367	5,547	(21)%	14,230	17,276	(18)%
Oil and condensate (thousand barrels)	91	157	(42)%	290	464	(38)%
Natural gas liquids (thousand gallons)	6,311	7,321	(14)%	19,655	20,725	(5)%
Total (million cubic feet equivalent)	5,815	7,535	(23)%	18,778	23,021	(18)%

Natural gas (million cubic feet per day)	48.5	61.0	(21)%	51.9	62.8	(18)%
Oil and condensate (thousand barrels per day)	1.0	1.7	(42)%	1.1	1.7	(38)%
Natural gas liquids (thousand gallons per day)	70.1	80.5	(14)%	71.7	75.4	(5)%
Total (million cubic feet equivalent per day)	64.6	82.7	(23)%	68.5	83.8	(18)%

Average Sales Price:
Natural gas (per thousand cubic feet)	$3.67	$2.57	43%	$3.38	$3.40	(1)%
Oil and condensate (per barrel)	$111.85	$113.41	(1)%	$108.00	$112.53	(4)%
Natural gas liquids (per gallon)	$0.89	$1.28	(30)%	$0.87	$1.38	(37)%
Total (per thousand cubic feet equivalent)	$5.47	$5.49	*	$5.14	$6.06	(15)%

Summary of Financial Information:
Operating expenses	$9,785	$5,727	71%	$21,220	$18,626	14%
Exploration expenses	$129	$76	70%	$51,743	$133	**
Depreciation, depletion and amortization	$10,494	$11,710	(10)%	$30,830	$36,203	(15)%
Impairment of natural gas and oil properties	$—	$—	—%	$14,078	$—	100%
General and administrative expenses	$3,208	$1,226	162%	$8,607	$5,778	49%

Selected Data per Mcfe:
Lease operating expenses	$1.68	$0.76	121%	$1.13	$0.81	40%
General and administrative expenses	$0.55	$0.16	244%	$0.46	$0.25	84%
Depreciation, depletion and amortization of natural gas and oil properties	$1.77	$1.53	16%	$1.62	$1.55	5%

* Less than 1%
** Greater than 1000%
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales and Production. We reported revenues of approximately $31.8 million for the three months ended March 31, 2013, compared to revenues of approximately $41.3 million for the three months ended March 31, 2012. This decrease in revenues of $9.5 million was principally attributable to a decrease in natural gas, condensate and NGL production.
Our net natural gas production for the three months ended March 31, 2013 was approximately 48.5 Mmcfd, down from approximately 61.0 Mmcfd for the three months ended March 31, 2012. Net oil and condensate production for the comparable periods also decreased from approximately 1,700 barrels per day to approximately 1,000 barrels per day, and our NGL production decreased from approximately 80,500 gallons per day to approximately 70,100 gallons per day. In total, equivalent production decreased from 82.7 Mmcfed to 64.6 Mmcfed.
For the three months ended March 31, 2013, natural gas accounted for approximately 75% of our production, while condensate and NGLs accounted for 9% and 16%, respectively. From a revenue perspective however, natural gas generated 50% of our revenues, while condensate and NGLs generated 32% and 18%, respectively. For the three months ended March 31, 2012, natural gas accounted for 74% of our production, while condensate and NGLs each accounted for 13%. From a revenue perspective however, natural gas generated 34% of our revenues, while condensate and NGLs generated 43% and 23%, respectively.
Average Sales Prices. For the three months ended March 31, 2013, the average price of natural gas was $3.67 per thousand cubic feet (“Mcf”), the average price for oil and condensate was $111.85 per barrel and the average price for NGLs was $0.89 per gallon. For the three months ended March 31, 2012, the average price of natural gas was $2.57 per Mcf, the average price for oil and condensate was $113.41 per barrel and the average price for NGLs was $1.28 per gallon.
Operating Expenses. Lease operating expenses (“LOE”) for the three months ended March 31, 2013 were approximately $9.8 million, as compared to $5.7 million for the three months ended March 31, 2012. This increase in LOE is mainly attributable to $6.4 million in workover expenses on our Vermilion 170 well and other projects, offset by lower operating expenses due to reduced production during the period.
Exploration Expense. We reported approximately $129,000 of exploration expense for the three months ended March 31, 2013 and approximately $76,000 of exploration expense for the three months ended March 31, 2012. These expenditures consist of expenses for geological and geophysical activities, seismic data and delay rentals.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended March 31, 2013 was approximately $10.5 million. For the three months ended March 31, 2012, we recorded approximately $11.7 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily attributable to a decrease in overall production.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2013 and the three months ended March 31, 2012 were approximately $3.2 million and $1.2 million, respectively. This increase is principally attributable to increased bonus expense as a result of credits taken in previous years, increased legal and professional fees as a result of the proposed merger and increased salaries expense as a result of hiring Mr. Romano.
Major components of general and administrative expenses for the three months ended March 31, 2013 included approximately $0.3 million in State of Louisiana franchise taxes, $1.5 million in salaries and benefits, $1.0 million in accounting, tax, legal, engineering and other professional fees, $0.2 million in administrative costs, $0.1 million in insurance costs and $0.1 million related to board of director compensation.
Major components of general and administrative expenses for the three months ended March 31, 2012 included approximately $0.3 million in State of Louisiana franchise taxes, $0.3 million in salaries and benefits, $0.4 million in accounting, tax, legal, engineering and other professional fees, $0.1 million in insurance costs, and $0.1 million related to board of director compensation.
Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012
Natural Gas, Oil and Natural Gas Liquids (“NGL”) Sales and Production. We reported revenues of approximately $96.5 million for the nine months ended March 31, 2013, compared to revenues of approximately $139.4 million for the nine months ended March 31, 2012. This decrease in revenues of $42.9 million was principally attributable to a decrease in natural gas, condensate and NGL production, further compounded by lower sales prices for all of our products.
Our net natural gas production for the nine months ended March 31, 2013 was approximately 51.9 Mmcfd, down from approximately 62.8 Mmcfd for the nine months ended March 31, 2012. Net oil and condensate production for the comparable periods also decreased from approximately 1,700 barrels per day to approximately 1,100 barrels per day, and our NGL production decreased from approximately 75,400 gallons per day to approximately 71,700 gallons per day. In total, equivalent production decreased from 83.8 Mmcfed to 68.5 Mmcfed.
For the nine months ended March 31, 2013, natural gas accounted for approximately 76% of our production, while condensate and NGLs accounted for 9% and 15%, respectively. From a revenue perspective however, natural gas generated 50% of our revenues, while condensate and NGLs generated 32% and 18%, respectively. For the nine months ended March 31, 2012, natural gas accounted for 75% of our production, while condensate and NGLs accounted for 12% and 13%, respectively.

From a revenue perspective however, natural gas generated 42% of our revenues, while condensate and NGLs generated 37% and 21%, respectively.
Average Sales Prices. For the nine months ended March 31, 2013, the average price of natural gas was $3.38 per thousand cubic feet (“Mcf”), the average price for oil and condensate was $108.00 per barrel and the average price for NGLs was $0.87 per gallon. For the nine months ended March 31, 2012, the average price of natural gas was $3.40 per Mcf, the average price for oil and condensate was $112.53 per barrel and the average price for NGLs was $1.38 per gallon.
Operating Expenses. Lease operating expenses (“LOE”) for the nine months ended March 31, 2013 were approximately $21.2 million, as compared to approximately $18.6 million for the nine months ended March 31, 2012. This increase in LOE is mainly attributable to $6.4 million in workover expenses on our Vermilion 170 well and other projects, offset by lower operating expenses due to reduced production during the period.
Exploration Expense. We reported approximately $51.7 million of exploration expense for the nine months ended March 31, 2013, which consists of $50.0 million for Eagle and Fang, $1.4 million related to an unsuccessful drilling program in Jim Hogg County, Texas and $0.3 million for geological and geophysical activities, seismic data and delay rentals. For the nine months ended March 31, 2012, we reported approximately $0.1 million of exploration expense, which consists mainly of expenses for geological and geophysical activities, seismic data and delay rentals.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the nine months ended March 31, 2013 was approximately $30.8 million. For the nine months ended March 31, 2012, we recorded approximately $36.2 million of depreciation, depletion and amortization. The decrease in depreciation, depletion and amortization was primarily attributable to a decrease in overall production.
Impairment of Natural Gas and Oil Properties. For the nine months ended March 31, 2013, the Company recorded impairment expense of approximately $14.1 million on our properties. Of this amount, approximately $12.0 million related to our Ship Shoal 263 well and $2.1 million related to the Eugene Island 24 platform and other properties. For the nine months ended March 31, 2012, the Company did not record any impairment expenses.
General and Administrative Expenses. General and administrative expenses for the nine months ended March 31, 2013 and the nine months ended March 31, 2012 were approximately $8.6 million and $5.8 million, respectively. This increase is principally attributable to increased legal and professional fees as a result of the proposed merger and increased salaries expense as a result of hiring Mr. Romano.
Major components of general and administrative expenses for the nine months ended March 31, 2013 included approximately $0.7 million in State of Louisiana franchise taxes, $4.0 million in salaries and benefits (of which $1.4 million is accrued bonuses), $2.7 million in accounting, tax, legal, engineering and other professional fees, $0.3 million in insurance costs, $0.5 million in other administrative costs, and $0.4 million related to board of director compensation.
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

Capital Resources and Liquidity
Cash From Operating Activities. Cash flows from operating activities provided approximately $68.8 million in cash for the nine months ended March 31, 2013 compared to $56.6 million for the same period in 2012. This increase in cash provided by operating activities was mainly attributable to the timing of payments of the Company’s obligations.
Cash From Investing Activities. Cash flows used in investing activities for the nine months ended March 31, 2013 were approximately $80.7 million, which consisted mainly of $73.2 million in capital expenditures for drilling and developing wells ($50.0 million of this was Eagle and Fang), investing $2.4 million in Alta Energy and investing $13.1 million in Exaro, partially offset by receiving $7.5 million as a return of capital related to our Exaro investment and $0.6 million as a distribution from REX to its partners. Cash flows used in investing activities for the nine months ended March 31, 2012 were approximately $30.0 million, which consisted mainly of $18.7 million in capital expenditures for developing our wells and facilities and $11.2 million in equity investments in Exaro and Alta Energy.
Cash From Financing Activities. Cash flows used in financing activities for the nine months ended March 31, 2013 were $35.5 million, compared to approximately $16.7 million of cash used for the nine months ended March 31, 2012. This increase in cash used is attributable to paying a $30.5 million dividend to shareholders in 2012 and purchasing shares of common stock under our publicly announced share repurchase programs.

Capital Budget. Our capital expenditure budget through December 31, 2013 calls for us to invest approximately $38.5 million from cash on hand and operating cash flows, as follows:

•	$29.0 million to drill two wildcat exploration wells in the Gulf of Mexico.

•	$5.0 million to complete our workover of Vermilion 170.

•	$1.5 million to workover our Dutch #2 well.

•	$3.0 million to complete installing compression on our Eugene Island 11 platform.
Should the Company have exploration success with its two exploration wells, our capital expenditure budget will be significantly increased.
The Company often reviews acquisitions and prospects presented to us by third parties and we may decide to invest in one or more of these opportunities. There can be no assurance that we will invest, or that any investment entered into will be successful. These potential investments are not part of our current capital budget and would require us to invest additional capital. Natural gas and oil prices continue to be volatile and our resources may be insufficient to fund any of these opportunities. On April 30, 2013, the Company announced that it had signed a merger agreement with Crimson for an all-stock transaction pursuant to which Crimson would become a wholly-owned subsidiary of the Company. See Note 12 - "Subsequent Events" above for more information on the merger.
Natural Gas and Oil Reserves
The following table presents our estimated net proved natural gas and oil reserves at March 31, 2013 and June 30, 2012, based on reserve reports generated by William M. Cobb & Associates, Inc. (“Cobb”) and W.D. Von Gonten and Company ("Von Gonten"). The Company believes that having independent and well respected third-party engineering firms prepare its reserve reports enhances the credibility of its reported reserve estimates. Management is responsible for the reserve estimate disclosures in this filing, and meets regularly with our independent third-party engineer to review these reserve estimates. The qualifications of the technical person at each of these firms is responsible for overseeing the preparation of the Company’s reserve estimates are set forth below.
William M. Cobb & Associates, Inc.

•	Over 30 years of practical experience in the estimation and evaluation of reserves

•	A registered professional engineer in the State of Texas

•	Bachelor of Science Degree in Petroleum Engineering

•	Member in good standing of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

W.D. Von Gonten and Company

•	Over 13 years of practical experience in the estimation and evaluation of reserves

•	A registered professional engineer in the State of Texas

•	Bachelor of Science Degree in Petroleum Engineering

•	Member in good standing of the Society of Petroleum Engineers
Each of Cobb and Von Gonten has informed us that the technical person primarily responsible for the reserve estimates meets or exceeds the education, training, and experience requirements set forth in the standards pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in the application of industry standard practices to engineering evaluations as well as the application of SEC and other industry definitions and guidelines.
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

	Proved Reserves as of
	March 31, 2013	June 30, 2012
Natural Gas (MMcf) (1)	154,210	201,379
Oil, Condensate and Natural Gas Liquids (MBbls) (1)	6,948	9,198
Subtotal (Mmcfe)	195,898	256,567

Reserves attributable to our investment in Exaro Energy III LLC (Mmcfe) (2)	19,597	—
Total proved reserves (Mmcfe)	215,495	256,567

(1) Reserves Prepared by William M. Cobb & Associates, Inc.
(2) Reserves Prepared by W.D. Von Gonten and Company

Our total proved reserves as of March 31, 2013 were approximately 41.1 billion cubic feet equivalent (“Bcfe”) less than our reserves as of June 30, 2012. The major contributors to this decrease include production of 18.8 Bcfe during the nine months ended March 31, 2013; a 19.2 Bcfe decrease in our Dutch and Mary Rose reserve estimates based upon additional pressure data; a 9.2 Bcfe decrease in our Ship Shoal 263 reserves estimates due to the well unexpectedly beginning to water out; and a 14.0 Bcfe decrease in our Vermilion 170 reserves due to additional pressure data; offset by a 19.6 Bcfe increase in our reserve estimate for the Exaro-Encana venture and a 0.5 Bcfe increase from our Crosby 12H-1 well in the TMS.

The Exaro-Encana venture achieved first production during mid-June 2012 and as of June 30, 2012 had no material natural gas or oil reserves. Under the terms of the Earning and Development Agreement between Exaro and Encana, for each well that Exaro participates, Exaro will earn 32.5% of Encana's interest in such well, plus an additional portion of Encana's working interest in a defined joint venture area with producing wells that comprises approximately 5,760 gross acres.

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

  $50 Million Share Repurchase Program
In September 2011, the Company’s Board of Directors approved a $50 million share repurchase program, effective upon completion of purchases under the Company’s $100 million share repurchase program. The repurchases are subject to the same terms and conditions as repurchases made under the $100 million share repurchase program. No shares were purchased during the three months ended March 31, 2013. During the nine months ended March 31, 2013, the Company purchased 97,496 shares at an average price of $50.82 per share, for a total of approximately $5.0 million. During the three months ended March 31, 2012, the Company purchased 45,000 stock options for approximately $0.5 million. During the nine months ended March 31, 2012, the Company purchased 35,663 shares at an average price of $54.58 per share, for a total of approximately $1.9 million. In total, as of May 8, 2013, the Company had purchased 197,877 shares under the $50 million share repurchase program at an average price of $52.16 per share, plus 45,000 stock options, all for approximately $10.8 million.

As of May 8, 2013, under both share repurchase programs combined, the Company had purchased approximately 2.4 million shares of its common stock at an average cost per share of $46.84 and 45,000 stock options, for a total of approximately $110.8 million, bringing its total share count to 15,194,952 shares of common stock outstanding.

Credit Facility
In October 2010, the Company completed the arrangement of a $40 million secured revolving credit agreement with Amegy Bank (the “Credit Agreement”). The Credit Agreement is supported by a hydrocarbon borrowing base and is available to fund the Company’s exploration and development activities, as well as repurchase shares of common stock and to fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. Any principal borrowed is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and effective November 1, 2011, a commitment fee of 0.125% is owed on unused borrowing capacity. The Credit Agreement contains customary covenants including limitations on our current ratio of assets to liabilities and additional indebtedness. As of May 8, 2013, the Company was in compliance with all covenants and had no borrowings outstanding under the Credit Agreement.
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
The majority of our capital investments is focused in offshore Gulf of Mexico exploration prospects, which may result in a total loss of our investment. Furthermore, even our productive wells may not result in profitable operations. Gulf of Mexico exploration efforts have been undertaken for over 60 years and remaining prospects are at deeper horizons that are more expensive to drill and often in much deeper water depths. Accordingly, as a result, a number of companies have shifted their focus to onshore “shale plays.” The Company’s continuing focus on the Gulf of Mexico will result in significant dry hole costs, potentially in excess of $30 million for one well, which significantly concentrates and increases our risk profile.
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
Approximately 89% of our Cobb-generated reserves are assigned to our Dutch and Mary Rose discoveries which have ten producing well bores concentrated in one reservoir and are producing through two production platforms. Reserve assessments based on only ten well bores in one reservoir are subject to significantly greater risk of being shut-in for a variety of weather, platform and pipeline difficulties. In addition, the risk of a downward revision in our reserve estimates is also greater.
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
Current regulatory requirements and permitting procedures have significantly delayed our ability to obtain permits to drill new wells in offshore waters.
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

The Bureau of Safety and Environmental Enforcement ("BSEE") has implemented much more stringent controls and reporting requirements that if not followed, could result in significant monetary penalties or a shut-in of all or a portion of our Gulf of Mexico operations.
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

The transactions contemplated by the Merger Agreement are subject to conditions, including certain conditions that may not be satisfied, or completed on a timely basis, if at all.
The Merger is subject to a number of conditions beyond Contango's and Crimson's control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Any delay in completing the Merger could cause us not to realize some or all of the synergies that we expect to achieve if the Merger is successfully completed within its expected time frame.

Failure to complete the Merger could negatively impact our future business and financial results.
We cannot make any assurances that we will be able to satisfy all of the conditions to the Merger or succeed in any litigation brought in connection with the Merger. If the Merger is not completed, our financial results may be adversely affected and we will be subject to several risks, including but not limited to:
•Being required to pay a termination fee of $28 million under certain circumstances provided in the Merger Agreement;
•Payment of costs relating to the Merger, such as legal, accounting, financial advisor and printing fees, whether or not the Merger is completed;
•Having had the focus of our management on the Merger instead of on pursuing other opportunities that could have been beneficial to the Company; and
•Being subject to litigation related to any failure to complete the Merger.

If the Merger is not completed, we cannot assure our stockholders that these risks will not materialize and will not materially and adversely affect our business, financial results and stock prices.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees.
We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. The combined company's success after the merger will depend in part upon the ability of Contango and Crimson to retain key management personnel and other key employees. Current and prospective employees of Contango and Crimson may experience uncertainty about their roles within the combined company following the Merger, which may have an adverse effect on the ability of each of Contango and Crimson to attract or retain key management and other key personnel. Accordingly, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees of Contango and Crimson to the same extent that Contango and Crimson have previously been able to attract or retain their own employees.

The failure to integrate successfully the businesses of Contango and Crimson in the expected time frame would adversely affect the combined company's future results following the Merger.
The Merger involves the integration of two companies that have previously operated independently. The success of the Merger will depend, in large part, on the ability of the combined company following the Merger to realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from combining the businesses of Contango and Crimson. To realize these anticipated benefits, the businesses of Contango and Crimson must be successfully integrated. This integration will be complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company not achieving the anticipated benefits of the Merger.
Our stockholders will have a reduced ownership and voting interest in the combined company after the Merger.
If the Merger occurs, each Contango stockholder will remain a stockholder of Contango with a percentage ownership of the combined company that will be smaller than the stockholder's percentage of Contango prior to the Merger. As a result of these reduced ownership percentages, Contango stockholders will have less voting power in the combined company than they now have with respect to Contango.

The future results of the combined company could suffer if the combined company does not effectively manage its expanded operations following the merger.

Following the merger, the size of the business of the combined company will increase significantly beyond the current size of either Contango's or Crimson's business. The combined company's future success depends, in part, upon its ability to manage this expanded business, which could pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the merger.

The combined company's debt may limit its financial flexibility.
Contango currently has no amounts outstanding under its credit facility and traditionally has carried minimal balances of long-term debt. Following the merger, it is expected that the combined company will have more long-term debt. In addition, the combined company may incur additional debt from time to time in connection with the financing of operations, acquisitions, recapitalizations and refinancings. The level of the combined company's debt could have several important effects on future operations, including, among others:

•	If a portion of the combined company's cash is applied to the payment of principal or interest on the debt, less will be available for other purposes;

•
Credit-rating agencies may change in the future with respect to the combined company, their ratings of that entity's debt and other obligations, which in turn impacts the costs, terms and conditions and availability of financing;

•
Covenants contained in the combined company's existing and future debt arrangements will require the combined company to meet financial tests that may affect its flexibility in planning for and reacting to changes in its business, including possible acquisition opportunities;

•
The combined company's ability to obtain additional financing for capital expenditures, acquisitions, general corporate and other purposes may be limited or burdened by increased costs or more restrictive covenants;

•	The combined company may be at a competitive disadvantage to similar companies that have less debt;

•	The combined company's vulnerability to adverse economic and industry conditions may increase; and

•	The combined company may face limitations on its flexibility to plan for and react to changes in its business and the industries in which it operates.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Credit Rating Risk. As of May 8, 2013, we had no long-term debt subject to the risk of loss associated with movements in interest rates.
As of March 31, 2013, we had approximately $82.6 million in cash and cash equivalents, all of which was held in non-interest bearing accounts. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of March 31, 2013, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.
Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the three and nine months ended March 31, 2013, a 10% fluctuation in the prices received for natural gas and oil production would impact our revenues by approximately $3.2 million and $9.6 million, respectively.

Item 4. Controls and Procedures
Joseph J. Romano, our Chairman, President and Chief Executive Officer, together with our Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013. Based upon that evaluation, the Company’s management concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Exhibit Number	Description

2.1*	Agreement and Plan of Merger, dated as of April 29, 2013, by and among Contango Oil & Gas Company, Contango Acquisition, Inc. and Crimson Exploration Inc. (8)
3.1	Certificate of Incorporation of Contango Oil & Gas Company. (1)
3.2	Bylaws of Contango Oil & Gas Company. (1)
3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (1)
3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (2)
4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (3)

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

10.2	Purchase and Sale Agreement between Juneau Exploration, L.P. and Contango Operators, Inc. dated October 1, 2010. (5)
10.3	First Amended and Restated Limited Liability Company Agreement of Exaro Energy III LLC dated as of March 31, 2012. (6)
10.4	Advisory Agreement between Contango Oil & Gas Company and Juneau Exploration, L.P., dated as of April 1, 2012. (7)
10.5	Termination of Advisory Agreement between Contango Oil & Gas Company and Juneau Exploration, L.P., dated as of April 1, 2012. (9)
10.6	First Right of Refusal Agreement between Contango Oil & Gas Company and Juneau Exploration, L.P., entered into as of January 1, 2013. (9)
10.7	Termination of First Right of Refusal Agreement between Contango Oil & Gas Company and Juneau Exploration, L.P., entered into as of January 1, 2013. †
10.8	Advisory Agreement between Contaro Company and Juneau Exploration, L.P., entered into as of January 1, 2013. (9)
10.9	Support and Irrevocable Proxy Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, Contango Acquisition, Inc. and OCM Crimson Holdings, LLC. (8)
10.10	Support and Irrevocable Proxy Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, Contango Acquisition, Inc. and OCM GW Holdings, LLC. (8)
10.11	Support and Irrevocable Proxy Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, Contango Acquisition, Inc. and Allan D. Keel. (8)
10.12	Support and Irrevocable Proxy Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, Contango Acquisition, Inc. and E. Joseph Grady. (8)
10.13	Support and Irrevocable Proxy Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, Contango Acquisition, Inc. and A. Carl Isaac. (8)
10.14	Support and Irrevocable Proxy Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, Contango Acquisition, Inc. and Jay S. Mengle. (8)
10.15	Support and Irrevocable Proxy Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, Contango Acquisition, Inc. and Thomas H. Atkins. (8)
10.16	Support and Irrevocable Proxy Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, Contango Acquisition, Inc. and John A. Thomas. (8)
10.17	Registration Rights Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, OCM Crimson Holdings, LLC and OCM GW Holdings, LLC. (8)
10.18	Employment Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company and Allan D. Keel. (8)
10.19	Employment Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company and E. Joseph Grady. (8)
23.1	Consent of William M. Cobb & Associates, Inc. †
31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
99.1
Form of Support and Irrevocable Proxy Agreement, dated as of April 29, 2013, among Crimson Exploration Inc., and the following directors and executive officers of Contango Oil & Gas Company: the Estate of Kenneth R. Peak, Joseph J. Romano, Brad Juneau, Sergio Castro and Yaroslava Makalskaya. (8)

101	Interactive Data Files †

†	Filed herewith.
*
Schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

1.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.

3.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

4.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 20, 2010, as filed with the Securities and Exchange Commission on October 25, 2010.

5.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2010, dated November 9, 2010, as filed with the Securities and Exchange Commission.

6.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of March 31, 2012, as filed with the Securities and Exchange Commission on April 5, 2012.

7.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of April 10, 2012, as filed with the Securities and Exchange Commission on April 11, 2012.

8.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of April 29, 2013, as filed with the Securities and Exchange Commission on May 1, 2013.

9.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended December 31, 2012, as filed with the Securities and Exchange Commission on February 11, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: May 10, 2013	By:	/S/ JOSEPH J. ROMANO
Joseph J. Romano Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2013	By:	/S/ SERGIO CASTRO
Sergio Castro Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Date: May 10, 2013	By:	/S/ YAROSLAVA MAKALSKAYA
Yaroslava Makalskaya Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)