Form 10-K/A
period 2012-06-30
CONTANGO OIL & GAS CO
filed 2013-08-21
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-16317

CONTANGO OIL & GAS COMPANY

(Exact name of registrant as specified in its charter)

Delaware	95-4079863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3700 Buffalo Speedway, Suite 960

Houston, TX 77098

(Address of principal executive offices)

(713) 960-1901

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.04 per share	NYSE MKT

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of December 31, 2011, the aggregate market value of the registrants common stock held by non-affiliates (based upon the closing sale price of shares of such common stock as reported on the NYSE MKT) was $745,499,902. As of August 24, 2012, there were 15,292,448 shares of the registrants common stock outstanding.

EXPLANATORY NOTE

Contango Oil & Gas Company (the “Company”, “Contango”, “we”, “our”, “us”) is hereby amending its previously filed Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “Original Filing”). This Amendment No. 1 (the “Amendment”) is being filed solely to amend the following items:

- Item 1 (“Business”) has been revised to clarify the Company’s rights to continue operations of facilities located on Eugene Island 11 following the expiration of the Eugene Island lease in December of 2012.

- Item 2 (“Properties”) has been revised to: (i) clarify its disclosure of drilling activity by distinguishing between exploratory and developmental wells; (ii) provide the qualifications of the personnel at the Company who are primarily responsible for overseeing the preparation of the reserves estimates; (iii) clarify the basis for the inclusion of negative reserve quantities as proved reserves; (iv) clarify that the 6.2 Bcfe of proved undeveloped reserves attributable to the Mary Rose #6 well will be developed within five years of their original disclosure; (v) explain the material change in proved undeveloped reserves that occurred between June 30, 2011 and June 30, 2012; and (vi) explain why the Company did not drill any wells during fiscal year 2012.

- Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) has been revised to provide disclosure of production by final product sold for each field that contains 15% or more of the Company’s total production for the last three years.

- Exhibit 99.1 in Item 15 (“Exhibits and Financial Statement Schedules”) has been refiled to include an amended version of the Report of William M. Cobb & Associates, Inc. that was filed as Exhibit 99.1 to the Original Filing.

This Amendment should be read in conjunction with the Original Filing. This Amendment does not reflect events that occurred after the filing date of the Original Filing and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Original Filing in any way.

1

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

Exploration Alliance with JEX

JEX is a private company formed for the purpose of generating offshore and onshore domestic natural gas and oil prospects. Additionally, JEX can generate offshore prospects through our 32.3% owned affiliated company, Republic Exploration LLC (“REX”). In addition to generating new prospects, JEX occasionally evaluates offshore and onshore exploration prospects generated by third-party independent companies for us to purchase. Once we have purchased a prospect from JEX, REX or a third-party, we have historically entered into participation agreements and joint operating agreements, which specify each participant’s working interest, net revenue interest, and describe when such interests are earned, as well as allocate an overriding royalty interest of up to 3.33% to benefit employees of JEX. See Note 13 - Related Party Transactions for a detailed description of our transactions with JEX and REX.

On April 10, 2012, the Company announced that Mr. Brad Juneau, the sole manager of the general partner of JEX, had joined the Company’s board of directors and that the Company had entered into an advisory agreement with JEX (the “Advisory Agreement”), whereby in addition to generating and evaluating offshore and onshore exploration prospects for the Company, JEX will direct Contango’s staff on operational matters including drilling, completions and production. Pursuant to the Advisory Agreement, JEX will be paid an annual fee of $2 million and JEX, or employees of JEX, will continue to be eligible to receive overriding royalty interests, carried interests and certain back-in rights.

Offshore Gulf of Mexico Activities

Contango, through its wholly-owned subsidiary, COI and its partially-owned affiliate, REX, conducts exploration activities in the Gulf of Mexico. COI drills, and operates our wells in the Gulf of Mexico, as well as attends lease sales and acquires leasehold acreage. Additionally, COI may acquire significant working interests in offshore exploration and development opportunities in the Gulf of Mexico, under farm-out agreements, or similar agreements, with REX, JEX and/or other third parties. In order to provide the most up-to-date information available, where possible we have provided data below as of the most recent practicable date prior to the date of the Original Filing.

As of August 24, 2012, the Company’s offshore production was approximately 83.5 million cubic feet equivalent per day (“Mmcfed”), net to Contango, which consists mainly of seven federal and five state of Louisiana wells in the shallow waters of the Gulf of Mexico. These 12 operated wells produce via the following four platforms:

Eugene Island 24 Platform

This third-party owned and operated production platform at Eugene Island 24 was designed with a capacity of 100 million cubic feet per day (“Mmcfd”) and 3,000 barrels of oil per day (“bopd”). This platform services production from the Company’s Dutch #1, #2 and #3 federal wells. From this platform, the gas flows through an American Midstream pipeline into a third-party owned and operated on-shore processing facility at Burns Point, Louisiana, and the condensate flows via an ExxonMobil pipeline to on-shore markets and multiple refineries. As of August 24, 2012, we were producing approximately 22.5 Mmcfed, net to Contango, from this platform.

The Company recently finished laying 6” auxiliary flowlines from the Dutch #1, #2, and #3 wells to our Eugene Island 11 Platform (see below) and is in the process of redirecting production from the Eugene Island 24 Platform to the Eugene Island 11 Platform. Our cost estimate for the installation of these three flowlines is $2.5 million, net to Contango. As of June 30, 2012, the Company had incurred approximately $0.8 million to install these flowlines.

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

Based on production and decline rates, the Company has recently determined the need to place its Dutch and Mary Rose wells on compression in 2013. The Company is in the process of designing and building a large turbine type compressor for the platform at an estimated cost of $6.8 million, net to Contango. This compressor will be of sufficient capacity to service all ten of the Company’s Dutch and Mary Rose wells. As of June 30, 2012, the Company had incurred approximately $2.3 million to design and build the compressor, which is expected to be installed in June 2013.

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

Other Activities

On July 10, 2012 we spud our South Timbalier 75 prospect (“Fang”) with the Spartan 303 rig. The Company farmed-in this prospect in August 2011 from an independent third party. We have a 100% working interest in this wildcat exploration prospect, subject to back-ins if successful, and have budgeted to invest approximately $28.0 million to drill this well. As of June 30, 2012, the Company had invested approximately $0.4 million in Fang, which includes leasehold costs.

On July 3, 2012, we spud our Ship Shoal 134 prospect (“Eagle”) with the Hercules 205 rig. The Company purchased the deep mineral rights on Ship Shoal 134 from an independent third-party effective February 24, 2011. We have a 100% working interest in this wildcat exploration prospect, subject to back-ins if successful, and have budgeted approximately $25.0 million to drill this well. As of June 30, 2012, the Company had invested approximately $6.5 million in Eagle, which includes leasehold costs. We expect to know the drilling results of both the Eagle and Fang wells by November 2012.

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

Republic Exploration LLC

In his capacity as sole manager of the general partner of JEX, Mr. Juneau also controls the activities of REX, an entity owned 34.4% by JEX, 32.3% by Contango, and 33.3% by a third party which contributed other assets to REX. REX generates and evaluates offshore exploration prospects and has historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant’s working interest, net revenue interest, and describe when such interests are earned, as well as allocate an overriding royalty interest (“ORRI”) of up to 3.33% to benefit the employees of JEX. The Company proportionately consolidates the results of REX in its consolidated financial statements.

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

Contango Offshore Exploration LLC

Prior to its dissolution on June 1, 2010, in his capacity as sole manager of the general partner of JEX, Mr. Juneau controlled the activities of Contango Offshore Exploration LLC (“COE”), an entity then owned 65.63% by Contango and 34.37% by JEX. COE generated and evaluated offshore exploration prospects and had historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specified each participant’s working interest, net revenue interest, and described when such interests were earned, as well as allocate an overriding royalty interest (“ORRI”) of up to 3.33% to benefit the employees of JEX. The Company proportionately consolidated the results of COE in its consolidated financial statements.

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

The Eugene Island 11 block expires in December 2012, but this will not impact our ability to operate our facilities located on that block. Operators in the Gulf of Mexico may place platforms and facilities on any location without having to own the lease, provided that permission and proper permits from the Bureau of Safety and Environmental Enforcement (“BSEE”) have been obtained, and Contango has obtained such permission and permits. We chose to install our facilities at Eugene Island 11 because that was the optimal gathering location given where our wells and marketing pipelines were located, but we were not required to purchase the Eugene Island 11 block to place our facilities there.

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

Offsetting activity in the Kaybob Duvernay continues to provide encouraging early results. With four horizontal well results available, initial production began with 508 barrels of oil equivalent per day (“Boed”) for the first well and continuously improved to 2,123 Boed for the fourth well which tested 7.7 MMcfd and 839 Bbls per day. Condensate yields continue to rise to close to 100 bbls/MMcf plus encouraging amounts of NGL’s. We expect an active summer of offsetting activity with additional information being slowly provided by competitors to the market. Alta Energy began its summer drilling program which included spudding Alta’s first horizontal well. Contango has a 2% interest in Alta Energy and a 5% interest in the Kaybob Duvernay project.

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

The Exaro-Encana venture currently has three rigs drilling, has completed five wells to date and achieved first production during mid-June 2012. The drilling project is progressing on schedule. As of June 30, 2012, there were no material natural gas or oil reserves associated with our investment in Exaro. During the period from inception to June 30, 2012, Exaro incurred a loss of approximately $1.5 million, of which approximately $0.5 million was recognized in the Company’s consolidated statement of operations (net of $0.2 million in taxes) for the fiscal year ended June 30, 2012.

Tuscaloosa Marine Shale

As of August 24, 2012, the Company had invested approximately $8.7 million to lease approximately 25,000 acres in the Tuscaloosa Marine Shale (“TMS”), a shale play in central Louisiana and Mississippi. The TMS is an oil focused play and we intend to watch the play develop before we commit to drilling any exploratory wells. We do, however, plan to participate in outside operated wells with a small working interest prior to initiating an operated, high interest drilling program.

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

Additional legislation or regulation is being discussed which could require each company doing business in the Gulf of Mexico to establish and maintain a higher level of financial responsibility under its Certificate of Financial Responsibility (“COFR”), a certificate required under the Oil Pollution Act of 1990 which evidences a company’s financial ability to pay for cleanup and damages caused by oil spills. There have also been discussions regarding the establishment of a new industry mutual fund in which companies would be required to participate and which would be available to pay for consequential damages arising from an oil spill. These and/or other legislative or regulatory changes could require us to maintain a certain level of financial strength and may reduce our financial flexibility.

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

Safety and Environmental Management System. The Company has developed and implemented a Safety and Environmental Management System (“SEMS”) to address oil and gas operations in the Outer Continental Shelf (“OCS”), as required by the BSEE. Full implementation of the following thirteen mandatory elements of the American Petroleum Institute’s Recommended Practice 75 (API RP 75) was required on or before November 15, 2011:

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

Code of Ethics

We adopted a Code of Ethics for senior management in December 2002, which was updated and adopted by the Company’s Board of Directors in May 2012. A copy of our Code of Ethics is filed as an exhibit to this Form 10-K and is also available on our website at www.contango.com.

Available Information

You may read and copy all or any portion of this annual report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, without charge at the office of the Securities and Exchange Commission (the “SEC”) in Public Reference Room, 100 F Street NE, Washington, DC, 20549. Information regarding the operation of the public reference rooms may be obtained by calling the SEC at 1-800-SEC-0330. In addition, filings made with the SEC electronically are publicly available through the SEC’s website at http://www.sec.gov, and at our website at http://www.contango.com. This annual report on Form 10-K, including all exhibits and amendments, has been filed electronically with the SEC.

Item 2. Properties

Development, Exploration and Acquisition Expenditures

The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated:

	Year Ended June 30,
	2012	2011	2010
		(thousands)
Property acquisition costs:
Unproved	$5,404	$2,802	$11,319
Proved	381	10,135	2,009
Exploration costs	1,154	14,016	52,805
Development costs	10,350	39,211	40,902

Total costs	$17,289	$66,164	$107,035

Drilling Activity

The following table shows our exploratory and developmental drilling activity for the periods indicated. The Company did not drill any wells during the fiscal year ended June 30, 2012. In the table, “gross” wells refer to wells in which we have a working interest, and “net” wells refer to gross wells multiplied by our working interest in such wells.

	Year Ended June 30,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive (onshore)	—	—	—	—	1	1.0
Productive (offshore)	—	—	1	1.0	1	1.0
Non-productive (onshore)	—	—	—	—	—	—
Non-productive (offshore)	—	—	1	1.0	2	2.0

Total	—	—	2	2.0	4	4.0

	Year Ended June 30,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Developmental Wells:
Productive (onshore)	—	—	9	7.5	13	13.0
Productive (offshore)	—	—	—	—	1	0.3
Non-productive (onshore)	—	—	—	—	—	—
Non-productive (offshore)	—	—	—	—	—	—

Total	—	—	9	7.5	14	13.3

For the fiscal year ended June 30, 2011, of the nine productive onshore development wells listed above, one relates to the Rexer-Tusa #2 well and eight relate to our Conterra Company wells. For the fiscal year ended June 30, 2010, the one productive onshore exploratory well relates to our Rexer #1 well and the 13 productive onshore development wells relate to our Conterra Company wells. The Rexer #1 well and Conterra Company wells were sold on May 13, 2011 while the sale of the Rexer-Tusa #2 was completed in October 2011. These wells are classified as discontinued operations in our financial statements for all periods presented.

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

Management is responsible for the reserve estimate disclosures in this filing, and members of the Company’s management meet regularly with our independent third-party engineer to review these reserve estimates. Mr. Kenneth R. Peak, the Company’s Chief Executive Officer, has primary responsibility for the preparation of the reserve report. Mr. Peak has been in the energy industry for 40 years, but also relies on others with technical backgrounds in a collaborative effort, all of who provide input to the independent third-party engineer. Mr. Brad Juneau, the Company’s director, monitors production and pressure data daily and provides the majority of the input. Mr. Juneau holds a BS degree in petroleum engineering from Louisiana State University. Mr. Juneau has over 30 years of experience in the oil and gas industry and was a former registered petroleum engineer in the State of Texas. Other executives in accounting and production have advanced degrees and specialty licenses and also provide input to the independent third-party engineer and assist in reviewing the report.

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

The following table sets forth our offshore proved reserves as of June 30, 2012:

	Developed	Undeveloped	Total

Natural gas (MMcf)	196,268	5,111	201,379
Oil and condensate (MBbls)	3,353	(41)	3,312
Natural gas liquids (MBbls)	5,664	222	5,886

Total proved reserves (MMcfe)	250,370	6,197	256,565

Pre-tax net present value, discounted at 10% (in thousands)	$686,900	$43,322	$730,222

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

Proved Undeveloped Reserves

The Company annually reviews any proved undeveloped reserves (“PUDs”) to ensure their development within five years or less. As of June 30, 2012, the Company had approximately 6.2 Bcfe of PUDs related to Mary Rose #6, a rate acceleration well on state of Louisiana acreage. Our plan is to develop this PUD reserve prior to December 31, 2016, which is five years from the initial date of disclosure of this PUD reserve.

The Mary Rose #6 rate acceleration well will be drilled in the main CibOp reservoir. This well provides significant acceleration benefits but minimal incremental reserves. The incremental net PV-10 for this well, as of June 30, 2012, is approximately $43 million. However, the incremental net reserves are only approximately 5,111 MMcf and a negative 41 MBbls of condensate. The incremental net reserves are modest because the main CibOp reservoir is a depletion drive retrograde gas reservoir. The condensate yield declines as reservoir pressure declines. Our reservoir engineer’s simulation model indicates that the timing of the pressure depletion, and the distribution of that depletion across the field, will have an effect on all of the wells in communication with the Mary Rose #6. The effect of accelerating the pressure depletion, and changing the take points in the reservoir, is that more of the condensate “condenses” in the reservoir before it can be produced into the wellbores.

The Mary Rose #6 PUD reserves are calculated incrementally. The field-wide simulation model is run first without the Mary Rose #6 well to generate a total field gas and condensate projection. The model is then run again with the Mary Rose #6 well included. The difference between these two cases, then, is the incremental PUD reserve case. Of the gas volumes the Mary Rose #6 well is projected to produce, approximately 84% comes from other wells in the field, such that the incremental gas recovery for the Mary Rose #6 well is much less.

In the field-wide prediction for the condensate reserves, running the model with the Mary Rose #6 well included, yields less condensate production than running the model excluding the Mary Rose #6 well. Thus, the incremental condensate recovery for the Mary Rose #6 well is negative. This is due to retrograde condensation occurring in the reservoir with accelerated pressure depletion caused by the Mary Rose #6 well.

The following table presents the changes in our total proved undeveloped reserves for the fiscal year ended June 30, 2012 (MMcfe):

	Vermillion 170 #1	Vermillion 170 #2	Mary Rose #5	Mary Rose #6	Total
Proved undeveloped reserves as of June 30, 2011	14,626	22,818	1,550	—	38,994
Conversion to proved developed (1)	(14,626)	—	—	—	(14,626)
Conversion to proved developed (2)	—	(22,818)	—	—	(22,818)
Conversion to proved developed (3)	—	—	(1,550)	—	(1,550)
New rate acceleration well	—	—	—	6,197	6,197

Proved undeveloped reserves as of June 30, 2012	—	—	—	6,197	6,197

(1)	We announced a discovery at our Vermilion 170 well in March 2011. As of June 2011, major completion and facility expenditures were still required to place this well on production. We therefore classified the reserves associated with the well as PUD as of June 30, 2011. The Company invested approximately $13.0 million to complete production facilities and place this well on production. As of June 30, 2012, we reclassified the PUD reserves associated with Vermilion 170 #1 to proved developed.
(2)	At the time we discovered Vermilion 170, we believed it was a water drive well and that a second well would be required to access the remaining reserves. As we obtained more information, we determined that this was not the case and that the existing Vermillion 170 #1 well would access all of the reserves. As a result of this information, as of June 30, 2012, we reclassified the remaining Vermilion 170 #2 PUD reserves to proved developed, with no additional capital expenditures required.
(3)	As of June 30, 2011, approximately 1.5 Bcfe of our PUDs were attributable to reserves in a different zone in our existing Eloise North well. In October 2011, the Company commenced workover operations to plug the Eloise North well in the Rob-L sands, and recomplete up-hole in the CibOp sands. As a result, as of June 30, 2012, these PUD reserves were reclassified to proved developed. The total cost of recompletion was approximately $0.3 million, net to Contango.

As of June 30, 2010, the Company had approximately 19.8 Bcfe of PUDs mainly related to Cotton Valley and Travis Peak gas reserves in Panola County, Texas under our joint venture with Patara. These properties were sold on May 13, 2011.

Modernization of Oil and Gas Reporting

Effective June 30, 2010, we implemented the SEC’s final rules related to the modernization of oil and gas reporting (SEC’s reserves rules). Although the SEC’s reserves rules allow probable and possible reserves to be disclosed separately, we have elected not to disclose probable and possible reserves in this report. See Item 8. Financial Statements and Supplementary Data – Supplemental Oil and Gas Information (Unaudited) for a description of the most significant revisions to oil and gas reporting disclosures. The SEC’s reserve rules does not allow prior-year reserve information to be restated, so all information related to periods prior to June 30, 2010 is presented consistent with prior SEC rules for the estimation of proved reserves.

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

Reserve Replacement. Generally, our producing properties offshore in the Gulf of Mexico have high initial production rates, followed by steep declines. As a result, we must locate and develop or acquire new natural gas and oil reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and acquire natural gas and oil reserves. The Company did not drill any wells during the fiscal year ended June 30, 2012, and as a result was not able to replace any reserves. Our permits to spud Ship Shoal 134 (“Eagle”) and South Timbalier 75 (“Fang”) were approved in September 2011 and March 2012, respectively, but a lack of rig availability prevented us from drilling these wells during fiscal year 2012. While waiting for drilling rigs to become available, we spent most of fiscal year 2012 generating new prospects. On June 20, 2012, the Company was the apparent high bidder on six lease blocks at the Central Gulf of Mexico Lease Sale 216/222. Upon approval from the BSEE, our plan is to promptly apply for permits to drill these prospects in 2013, 2014 and 2015. We therefore do not believe there will be a material impact on future sales or revenues or income from continuing operations.

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

See “Risk Factors” on page 13 of the Original Filing for a more detailed discussion of a number of other factors that affect our business, financial condition and results of operations.

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

The table below sets forth average daily production data in Mmcfed from our offshore wells for the three months ended for each of the periods presented:

	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Dutch and Mary Rose wells	63.2	66.2	59.3	67.5
Ship Shoal 263 well (Nautilus)	7.6	10.9	7.8	7.6
Vermilion 170 well (Swimmy)	2.3	17.2	15.3	15.5
Non-operated wells	0.3	0.2	0.3	0.2

	73.4	94.5	82.7	90.8

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

The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids (“NGLs”) from continuing operations for the fiscal years ended June 30,

2012, 2011 and 2010. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six thousand cubic feet (“Mcf”) of natural gas. Reported lease operating expenses include property and severance taxes.

	Year ended June 30,			Year ended June 30,
	2012	2011	%	2011	2010	%
	(thousands)			(thousands)
Revenues:
Natural gas and oil sales.	$179,272	$201,721	-11%	$201,721	$159,010	27%

Total revenues	$179,272	$201,721	-11%	$201,721	$159,010	27%
Annual Production:
Natural gas (million cubic feet)
Dutch and Mary Rose field	18,303	20,589	-11%	20,589	21,019	-2%
Vermilion 170 field	3,098	—	100%	—	—	0%
Other fields	2,216	3,679	-40%	3,679	62	5834%

Total natural gas	23,617	24,268	-3%	24,268	21,081	15%
Oil and condensate (thousand barrels)
Dutch and Mary Rose field	347	456	-24%	456	501	-9%
Vermilion 170 field	123	—	100%	—	—	0%
Other fields	145	217	-33%	217	3	7133%

Total oil and condensate.	615	673	-9%	673	504	34%
Natural gas liquids (thousand gallons)
Dutch and Mary Rose field	21,452	25,389	-16%	25,389	24,642	3%
Vermilion 170 field	5,390	—	100%	—	—	0%
Other fields	959	1,537	-38%	1,537	48	3102%

Total natural gas liquids.	27,801	26,926	3%	26,926	24,690	9%
Total (million cubic feet equivalent)
Dutch and Mary Rose field	23,450	26,952	-13%	26,952	27,545	-2%
Vermilion 170 field	4,606	—	100%	—	—	0%
Other fields	3,223	5,201	-38%	5,201	87	5888%

Total production	31,279	32,153	-3%	32,153	27,632	16%

Daily Production:
Natural gas (million cubic feet per day)
Dutch and Mary Rose field	50.0	56.4	-11%	56.4	57.6	-2%
Vermilion 170 field	8.5	—	100%	—	—	0%
Other fields	6.1	10.1	-40%	10.1	0.2	5834%

Total natural gas	64.5	66.5	-3%	66.5	57.8	15%
Oil and condensate (thousand barrels per day)
Dutch and Mary Rose field	0.9	1.2	-24%	1.2	1.4	-9%
Vermilion 170 field	0.3	—	100%	—	—	0%
Other fields	0.4	0.6	-33%	0.6	0.0	7133%

Total oil and condensate.	1.7	1.8	-9%	1.8	1.4	34%
Natural gas liquids (thousand gallons per day)
Dutch and Mary Rose field	58.6	69.6	-16%	69.6	67.5	3%
Vermilion 170 field	14.7	—	100%	—	—	0%
Other fields	2.6	4.2	-38%	4.2	0.1	3102%

Total natural gas liquids.	76.0	73.8	3%	73.8	67.6	9%
Total (million cubic feet equivalent per day)
Dutch and Mary Rose field	64.1	73.8	-13%	73.8	75.5	-2%
Vermilion 170 field	12.6	—	100%	—	—	0%
Other fields	8.8	14.2	-38%	14.2	0.2	5888%

Total production	85.5	88.1	-3%	88.1	75.7	16%

Average Sales Price:
Natural gas (per thousand cubic feet).	$3.10	$4.40	-30%	$4.40	$4.48	-2%
Oil and condensate (per barrel)	$112.75	$91.98	23%	$91.98	$77.18	19%
Natural gas liquids (per gallon)	$1.32	$1.23	7%	$1.23	$1.04	18%

Total (per thousand cubic feet equivalent)	$5.73	$6.27	9%	$6.27	5.75	9%

Operating expenses	$25,183	$25,691	-2%	$25,691	$16,692	54%
Exploration expenses	$346	$9,751	-96%	$9,751	$20,850	-53%
Depreciation, depletion and amortization.	$49,052	$52,198	-6%	$52,198	$34,521	51%
Impairment of natural gas and oil properties	$—	$1,786	-100%	$1,786	$952	88%
General and administrative expenses	$10,418	$12,341	-16%	$12,341	$4,599	168%
Other income (expense).	$(312)	$(157)	99%	$(157)	$511	-131%
Loss from affiliates (net of tax of $241)	$(449)	$—	100%	$—	$—	0%

Selected data per Mcfe:
Total lease operating expenses.	$0.81	$0.80	1%	$0.80	$0.60	33%
General and administrative expenses	$0.33	$0.38	-13%	$0.38	$0.17	124%
Depreciation, depletion and amortization of natural gas and oil properties.	$1.54	$1.61	-4%	$1.61	$1.24	30%

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

We reported revenues of approximately $29.8 million for the year ended June 30, 2012, compared to revenues of approximately $201.7 million for the year ended June 30, 2011. This decrease in sales was principally attributable to lower equivalent production for the period (discussed below) as well as a lower average equivalent sales price received for the period.

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

Operating Expenses. Operating expenses for the year ended June 30, 2012 were approximately $6.5 million, which included approximately $4.1 million in Louisiana state severance taxes, $1.6 million in workover costs, and $4.4 million of well insurance. The remaining $15.1 million related to lease operating expenses for 12 offshore wells. Operating expenses for the year ended June 30, 2011 were approximately $5.9 million, which included approximately $4.6 million in Louisiana state severance taxes, $1.7 million in workover costs, and $4.6 million of well insurance. The remaining $14.8 million related to lease operating expenses for 11 offshore wells. Operating expenses for the year ended June 30, 2010 were approximately $16.7 million, which included approximately $5.3 million of Louisiana state severance taxes, $0.7 million in workover costs and $10.7 million related to lease operating expenses for nine offshore wells.

Exploration Expenses. We reported approximately $45.0 million of exploration expenses for the year ended June 30, 2012, related to various geological and geophysical activities, seismic data and delay rentals.

We reported approximately $0.0 million of exploration expenses for the year ended June 30, 2011. Of this amount, approximately $9.5 million related to our dry hole at Galveston Area 277L, and the remaining $0.3 million related to various geological and geophysical activities, seismic data, and delay rentals.

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

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the year ended June 30, 2012 was approximately $9.6 million. This compares to approximately $11.0 million for the year ended June 30, 2011. The decrease in depreciation, depletion and amortization was primarily attributable to an overall decrease in production due to our Eloise North well which stopped producing in October 2011 and was subsequently recompleted as our Mary Rose #5 well in

January 2012. Since recompletion, this well has only produced intermittently. Partially offsetting this decreased production is our Vermilion 170 well which began producing in fiscal year 2012.

Depreciation, depletion and amortization for the year ended June 30, 2011 was approximately $11.0 million. This compares to approximately $34.5 million for the year ended June 30, 2010. The increase in depreciation, depletion and amortization was primarily attributable to an overall increase in production and increase in capitalized costs as a result of our Ship Shoal 263 and Eloise South discoveries. Also contributing to the increase in depreciation, depletion and amortization were increased produced volumes from our four Mary Rose wells, Dutch #4 and our Eloise North wells, which had been shut-in for approximately 35 days in 2010 due to our ruptured 20” pipeline. This increase in depreciation, depletion and amortization was partially offset by temporarily shutting in our Eloise South well in October 2010 and our Eloise North well in February 2011 for remedial work.

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

General and Administrative Expenses. General and administrative expenses for the year ended June 30, 2012 were approximately $2.6 million, compared to approximately $2.2 million for the year ended June 30, 2011. Major components of general and administrative expenses for the year ended June 30, 2012 included approximately $6.6 million in salaries, bonuses, stock-based compensation, benefits and board compensation, $0.4 million in insurance costs, $0.7 million in accounting and tax services, $0.9 million in legal and consulting expenses, $0.7 million in franchise taxes, and $1.1 million in office administration and other expenses.

General and administrative expenses for the year ended June 30, 2011 were approximately $2.2 million, up from approximately $4.6 million for the year ended June 30, 2010. The increase is principally attributable to higher bonus payments and stock option expenses in the year ended June 30, 2011. Major components of general and administrative expenses for the year ended June 30, 2011 included approximately $9.6 million in salaries, bonuses, stock-based compensation, benefits and board compensation (includes $1.3 million in non-cash expenses related to option awards), $0.9 million in office administration and other expenses, $0.5 million in insurance costs, $0.5 million in accounting and tax services, and $0.8 million in legal, consulting and other administrative expenses.

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

Capital Resources and Liquidity

Cash From Operating Activities. Cash flow from operating activities provided approximately $17.9 million in cash for the year ended June 30, 2012 compared to $12.6 million for the same period in 2011. This decrease in cash provided by operating activities was primarily attributable to decreased natural gas, oil and NGL sales and production as well as higher amounts of taxes paid due to reduced drilling activities in 2012.

Cash flow from operating activities provided approximately $12.6 million in cash for the year ended June 30, 2011 compared to $128.2 million for the same period in 2010. This increase in cash provided by operating activities was primarily attributable to increased sales due to increased natural gas, oil and NGL production attributable to our Ship Shoal 263 and Eloise South wells, as well as from other wells which were shut-in for approximately 35 days in fiscal year 2010.

Cash From Investing Activities. Cash used in investing activities for the year ended June 30, 2012 was approximately $10.1 million, compared to $33.3 million used in investing activities for the year ended June 30, 2011. The higher level of cash used in investing activities in 2012 was primarily attributable to investing approximately $0.7 million in affiliates, partially offset by a decrease in capital expenditures for drilling exploration and development wells.

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

Cash From Financing Activities. Cash used in financing activities for the year ended June 30, 2012 were approximately $0.0 million, compared to $9.8 million used in financing activities for the same period in 2011. During the fiscal year ended June 30, 2012, the Company invested significantly more to repurchase shares of its common stock pursuant to its share repurchase program.

Cash used in financing activities for the year ended June 30, 2011 were approximately $9.8 million, compared to $22.4 million used in financing activities for the same period in 2010. During the fiscal year ended June 30, 2011, the Company did not repurchase as many shares of its common stock pursuant to its share repurchase program, as it did in for the fiscal year ended June 30, 2010.

Income Taxes. During the year ended June 30, 2012, 2011 and 2010, we paid approximately $0.6 million, $31.9 million, and $11.5 million, respectively, in federal and state income taxes, net of refunds received.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules:

The financial statements are set forth in pages F-1 to F-21 of the Original Filing. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits:

The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description

2.1	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and REX Offshore Corporation, dated as of September 1, 2005. (10)

2.2	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and COE Offshore, LLC dated as of September 1, 2005. (10)

3.1	Certificate of Incorporation of Contango Oil & Gas Company. (5)

3.2	Bylaws of Contango Oil & Gas Company. (5)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (5)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (8)

4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (1)

4.4	Certificate of Designation of Series F Junior Preferred Stock of Contango Oil & Gas Company dated September 30, 2008. (16)

4.5	Rights Agreement, dated as of September 30, 2008, between Contango Oil & Gas Company and Computershare Trust Company, N.A., as Rights Agent. (16)

10.1	Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C. (2)

10.2	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West. (3)

10.3	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated. (3)

10.4	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. (3)

10.5	Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, LLC. dated effective as of September 1, 1999. (4)

10.6	Asset Purchase Agreement by and among Juneau Exploration, L.P. and Contango Oil & Gas Company dated January 4, 2002. (6)

10.7	Asset Purchase Agreement by and among Mark A. Stephens, John Miller, The Hunter Revocable Trust, Linda G. Ferszt, Scott Archer and the Archer Revocable Trust and Contango Oil & Gas Company dated January 9, 2002. (7)

10.8	Second Amended and Restated Credit Agreement dated as of October 1, 2010 among Contango Oil & Gas Company, Contango Operators, Inc. and Amegy Bank National Association, as Administrative Agent and Letter of Credit Issuer, together with First Amendment to Second Amended and Restated Credit Agreement dated October 20, 2010 among Contango Oil & Gas Company, Contango Operators, Inc. and Amegy Bank National Association. (19)

10.9	Purchase and Sale Agreement between Juneau Exploration, L.P. and Contango Operators, Inc. dated October 1, 2010. (20)

10.10	Purchase and Sale Agreement between Conterra Company as Seller, and Patara Oil & Gas LLC as Purchaser, dated April 22, 2011. (21)

10.11	Limited Liability Company Agreement of Republic Exploration LLC dated August 24, 2000. (10)

10.12	Amendment to Limited Liability Company Agreement and Additional Agreements of Republic Exploration LLC dated as of September 1, 2005. (10)

10.13	Limited Liability Company Agreement of Contango Offshore Exploration LLC dated November 1, 2000. (10)

10.14	First Amendment to Limited Liability Company Agreement and Additional Agreements of Contango Offshore Exploration LLC dated as of September 1, 2005. (10)

10.15*	Contango Oil & Gas Company 1999 Stock Incentive Plan. (11)

10.16*	Amendment No. 1 to Contango Oil & Gas Company 1999 Stock Incentive Plan dated as of March 1, 2001. (11)

10.17	Demand Promissory Note dated October 26, 2006 with Schedules I, II and III. (12)

10.18	Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)

10.19	Partial Assignment of Oil and Gas Leases between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)

10.20	Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)

10.21	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008. (13)

10.22	Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of January 3, 2008. (13)

10.23	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008. (13)

10.24	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)

10.25	Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)

10.26	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)

10.27	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (14)

10.28	Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (14)

10.29	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (14)

10.30	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008. (14)

10.31	Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of April 3, 2008. (14)

10.32	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008. (14)

10.33	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)

10.34	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)

10.35	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)

10.36	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)

10.37	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)

10.38	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)

10.39	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)

10.40	Amended and Restated Limited Liability Company Agreement of Republic Exploration LLC, dated April 1, 2008. (14)

10.41	Amended and Restated Limited Liability Company Agreement of Contango Offshore Exploration LLC, dated April 1, 2008. (15)

10.42	$50,000,000 Amended and Restated Credit Agreement dated as of March 31, 2009 among Contango Oil & Gas Company, Contango Energy Company and Contango Operators Inc. as Borrowers, Guaranty Bank, as administrative agent and issuing lender, and the lenders party thereto from time to time. (17)

10.43*	Contango Oil & Gas Company Annual Incentive Plan. (22)

10.44*	Contango Oil & Gas Company 2009 Equity Compensation Plan. (22)

10.45	Conterra Joint Venture Development Agreement effective October 1, 2009 between Conterra Company and Patara Oil & Gas LLC. (18)

10.46	First Amended and Restated Limited Liability Company Agreement dated as of March 31, 2012. (23)

10.47	Advisory Agreement between Contango Oil & Gas Company and Juneau Exploration, L.P., dated as of April 5, 2012. (24)

10.48†	Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of October 9, 2008 between Contango Offshore Exploration LLC and Contango Operators, Inc.

10.49†	Amendment to Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of October 7, 2009 between Contango Offshore Exploration LLC and Contango Operators, Inc.

10.50†	Amendment to Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of January 29, 2010 between Contango Offshore Exploration LLC and Contango Operators, Inc.

10.51†	Participation Agreement covering OCS-G 33596, Vermilion 170, dated as of July 1, 2010 between Republic Exploration LLC and Contango Operators, Inc.

10.52†	Participation Agreement covering OCS-G 33640, Ship Shoal 121; OCS-G 33641, Ship Shoal 122; and OCS-G 22701, Ship Shoal 134, dated as of July 1, 2010 between Republic Exploration LLC and Contango Operators, Inc.

10.53†	Amendment to Participation Agreement covering OCS-G 33640, Ship Shoal 121; OCS-G 33641, Ship Shoal 122; and OCS-G 22701, Ship Shoal 134, dated as of June 30, 2012 between Republic Exploration LLC and Contango Operators, Inc.

10.54†	Participation Agreement covering OCS-G 22738, South Timbalier 75, dated as of July 26, 2011 between Republic Exploration LLC and Contango Operators, Inc.

10.55†	Amendment to Participation Agreement covering OCS-G 22738, South Timbalier 75, dated as of August 21, 2012 between Republic Exploration LLC and Contango Operators, Inc.

10.56†	Participation Agreement covering Tuscaloosa Marine Shale, dated as of August 27, 2012 between Juneau Exploration LP and Contango Operators, Inc.

10.57†	Letter Agreement dated as of June 8, 2012 between Juneau Exploration LP and Contango Operators, Inc.

10.58†	Participation Agreement covering Central Gulf of Mexico Lease Sale 216/222, dated as of August 27, 2012 between Republic Exploration LLC and Contango Operators, Inc.

10.59†	Participation Agreement covering Central Gulf of Mexico Lease Sale 216/222, dated as of August 27, 2012 between Juneau Exploration LP and Contango Operators, Inc.

10.60†	Agreement to Purchase Overriding Royalty Interest, dated March 1, 2010 between Contango Offshore Exploration LLC and Juneau Exploration LP.

14.1†	Code of Ethics.

21.1†	List of Subsidiaries.

21.2†	Organizational Chart.

23.1**	Consent of William M. Cobb & Associates, Inc.

23.2†	Consent of Lonquist & Co. LLC.

23.3†	Consent of Grant Thornton LLP.

31.1**	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1†	Certification of Acting Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Report of William M. Cobb & Associates, Inc.

†	Previously submitted with the Original Filing.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.

1.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.

3.	Filed as an exhibit to the Company’s report on Form 8-K, dated August 24, 2000, as filed with the Securities and Exchange Commission of September 8, 2000.

4.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.

5.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

6.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2002, as filed with the Securities and Exchange Commission on January 8, 2002.

7.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2002.

8.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.

9.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 22, 2003.

10.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 2, 2005, as filed with the Securities and Exchange Commission on September 8, 2005.

11.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission on September 13, 2005.

12.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2006, dated November 8, 2006, as filed with the Securities and Exchange Commission.

13.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 3, 2008, as filed with the Securities and Exchange Commission on January 9, 2008.

14.	Filed as an exhibit to the Company’s report on Form 8-K, dated April 3, 2008, as filed with the Securities and Exchange Commission on April 9, 2008.

15.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission on August 29, 2008.

16.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 30, 2008, as filed with the Securities and Exchange Commission on October 1, 2008.

17.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission on May 11, 2009.

18.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 22, 2009, as filed with the Securities and Exchange Commission on October 28, 2009.

19.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 20, 2010 as filed with the Securities and Exchange Commission on October 25, 2010.

20.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission on November 9, 2010.

21.	Filed as an exhibit to the Company’s report on Form 8-K, dated May 13, 2011 as filed with the Securities and Exchange Commission on May 18, 2011.

22.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Securities and Exchange Commission on September 13, 2010.

23.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of March 31, 2012, as filed with the Securities and Exchange Commission on April 5, 2012.

24.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of April 10, 2012, as filed with the Securities and Exchange Commission on April 11, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: August 20, 2013	/s/ Joseph J. Romano
Joseph J. Romano
Chief Executive Officer
(principal executive officer)

INDEX OF EXHIBITS

Exhibit Number	Description

2.1	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and REX Offshore Corporation, dated as of September 1, 2005. (10)

2.2	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and COE Offshore, LLC dated as of September 1, 2005. (10)

3.1	Certificate of Incorporation of Contango Oil & Gas Company. (5)

3.2	Bylaws of Contango Oil & Gas Company. (5)

3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (5)

3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (8)

4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (1)

4.4	Certificate of Designation of Series F Junior Preferred Stock of Contango Oil & Gas Company dated September 30, 2008. (16)

4.5	Rights Agreement, dated as of September 30, 2008, between Contango Oil & Gas Company and Computershare Trust Company, N.A., as Rights Agent. (16)

10.1	Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C. (2)

10.2	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West. (3)

10.3	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated. (3)

10.4	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. (3)

10.5	Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, LLC. dated effective as of September 1, 1999. (4)

10.6	Asset Purchase Agreement by and among Juneau Exploration, L.P. and Contango Oil & Gas Company dated January 4, 2002. (6)

10.7	Asset Purchase Agreement by and among Mark A. Stephens, John Miller, The Hunter Revocable Trust, Linda G. Ferszt, Scott Archer and the Archer Revocable Trust and Contango Oil & Gas Company dated January 9, 2002. (7)

10.8	Second Amended and Restated Credit Agreement dated as of October 1, 2010 among Contango Oil & Gas Company, Contango Operators, Inc. and Amegy Bank National Association, as Administrative Agent and Letter of Credit Issuer, together with First Amendment to Second Amended and Restated Credit Agreement dated October 20, 2010 among Contango Oil & Gas Company, Contango Operators, Inc. and Amegy Bank National Association. (19)

10.9	Purchase and Sale Agreement between Juneau Exploration, L.P. and Contango Operators, Inc. dated October 1, 2010. (20)

10.10	Purchase and Sale Agreement between Conterra Company as Seller, and Patara Oil & Gas LLC as Purchaser, dated April 22, 2011. (21)

10.11	Limited Liability Company Agreement of Republic Exploration LLC dated August 24, 2000. (10)

10.12	Amendment to Limited Liability Company Agreement and Additional Agreements of Republic Exploration LLC dated as of September 1, 2005. (10)

10.13	Limited Liability Company Agreement of Contango Offshore Exploration LLC dated November 1, 2000. (10)

10.14	First Amendment to Limited Liability Company Agreement and Additional Agreements of Contango Offshore Exploration LLC dated as of September 1, 2005. (10)

10.15*	Contango Oil & Gas Company 1999 Stock Incentive Plan. (11)

10.16*	Amendment No. 1 to Contango Oil & Gas Company 1999 Stock Incentive Plan dated as of March 1, 2001. (11)

10.17	Demand Promissory Note dated October 26, 2006 with Schedules I, II and III. (12)

10.18	Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)

10.19	Partial Assignment of Oil and Gas Leases between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)

10.20	Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)

10.21	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008. (13)

10.22	Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of January 3, 2008. (13)

10.23	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008. (13)

10.24	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)

10.25	Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)

10.26	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)

10.27	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (14)

10.28	Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (14)

10.29	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (14)

10.30	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008. (14)

10.31	Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of April 3, 2008. (14)

10.32	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008. (14)

10.33	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)

10.34	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)

10.35	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)

10.36	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)

10.37	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)

10.38	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)

10.39	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)

10.40	Amended and Restated Limited Liability Company Agreement of Republic Exploration LLC, dated April 1, 2008. (14)

10.41	Amended and Restated Limited Liability Company Agreement of Contango Offshore Exploration LLC, dated April 1, 2008. (15)

10.42	$50,000,000 Amended and Restated Credit Agreement dated as of March 31, 2009 among Contango Oil & Gas Company, Contango Energy Company and Contango Operators Inc. as Borrowers, Guaranty Bank, as administrative agent and issuing lender, and the lenders party thereto from time to time. (17)

10.43*	Contango Oil & Gas Company Annual Incentive Plan. (22)

10.44*	Contango Oil & Gas Company 2009 Equity Compensation Plan. (22)

10.45	Conterra Joint Venture Development Agreement effective October 1, 2009 between Conterra Company and Patara Oil & Gas LLC. (18)

10.46	First Amended and Restated Limited Liability Company Agreement dated as of March 31, 2012. (23)

10.47	Advisory Agreement between Contango Oil & Gas Company and Juneau Exploration, L.P., dated as of April 5, 2012. (24)

10.48†	Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of October 9, 2008 between Contango Offshore Exploration LLC and Contango Operators, Inc.

10.49†	Amendment to Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of October 7, 2009 between Contango Offshore Exploration LLC and Contango Operators, Inc.

10.50†	Amendment to Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of January 29, 2010 between Contango Offshore Exploration LLC and Contango Operators, Inc.

10.51†	Participation Agreement covering OCS-G 33596, Vermilion 170, dated as of July 1, 2010 between Republic Exploration LLC and Contango Operators, Inc.

10.52†	Participation Agreement covering OCS-G 33640, Ship Shoal 121; OCS-G 33641, Ship Shoal 122; and OCS-G 22701, Ship Shoal 134, dated as of July 1, 2010 between Republic Exploration LLC and Contango Operators, Inc.

10.53†	Amendment to Participation Agreement covering OCS-G 33640, Ship Shoal 121; OCS-G 33641, Ship Shoal 122; and OCS-G 22701, Ship Shoal 134, dated as of June 30, 2012 between Republic Exploration LLC and Contango Operators, Inc.

10.54†	Participation Agreement covering OCS-G 22738, South Timbalier 75, dated as of July 26, 2011 between Republic Exploration LLC and Contango Operators, Inc.

10.55†	Amendment to Participation Agreement covering OCS-G 22738, South Timbalier 75, dated as of August 21, 2012 between Republic Exploration LLC and Contango Operators, Inc.

10.56†	Participation Agreement covering Tuscaloosa Marine Shale, dated as of August 27, 2012 between Juneau Exploration LP and Contango Operators, Inc.

10.57†	Letter Agreement dated as of June 8, 2012 between Juneau Exploration LP and Contango Operators, Inc.

10.58†	Participation Agreement covering Central Gulf of Mexico Lease Sale 216/222, dated as of August 27, 2012 between Republic Exploration LLC and Contango Operators, Inc.

10.59†	Participation Agreement covering Central Gulf of Mexico Lease Sale 216/222, dated as of August 27, 2012 between Juneau Exploration LP and Contango Operators, Inc.

10.60†	Agreement to Purchase Overriding Royalty Interest, dated March 1, 2010 between Contango Offshore Exploration LLC and Juneau Exploration LP.

14.1†	Code of Ethics.

21.1†	List of Subsidiaries.

21.2†	Organizational Chart.

23.1**	Consent of William M. Cobb & Associates, Inc.

23.2†	Consent of Lonquist & Co. LLC.

23.3†	Consent of Grant Thornton LLP.

31.1**	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1†	Certification of Acting Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Report of William M. Cobb & Associates, Inc.

†	Previously submitted with the Original Filing.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.

1.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.

2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.

3.	Filed as an exhibit to the Company’s report on Form 8-K, dated August 24, 2000, as filed with the Securities and Exchange Commission of September 8, 2000.

4.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.

5.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

6.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2002, as filed with the Securities and Exchange Commission on January 8, 2002.

7.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2002.

8.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.

9.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 22, 2003.

10.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 2, 2005, as filed with the Securities and Exchange Commission on September 8, 2005.

11.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission on September 13, 2005.

12.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2006, dated November 8, 2006, as filed with the Securities and Exchange Commission.

13.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 3, 2008, as filed with the Securities and Exchange Commission on January 9, 2008.

14.	Filed as an exhibit to the Company’s report on Form 8-K, dated April 3, 2008, as filed with the Securities and Exchange Commission on April 9, 2008.

15.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission on August 29, 2008.

16.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 30, 2008, as filed with the Securities and Exchange Commission on October 1, 2008.

17.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission on May 11, 2009.

18.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 22, 2009, as filed with the Securities and Exchange Commission on October 28, 2009.

19.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 20, 2010 as filed with the Securities and Exchange Commission on October 25, 2010.

20.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission on November 9, 2010.

21.	Filed as an exhibit to the Company’s report on Form 8-K, dated May 13, 2011 as filed with the Securities and Exchange Commission on May 18, 2011.

22.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Securities and Exchange Commission on September 13, 2010.

23.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of March 31, 2012, as filed with the Securities and Exchange Commission on April 5, 2012.

24.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of April 10, 2012, as filed with the Securities and Exchange Commission on April 11, 2012.