Form 10-K
period 2013-06-30
CONTANGO OIL & GAS CO
filed 2013-08-29
CIK 1071993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X]
At December 31, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of shares of such common stock as reported on the NYSE MKT was $559,355,116. As of August 26, 2013, there were 15,194,952 shares of the registrant’s common stock outstanding.
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
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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

iii

PART I
Item 1. Business
Overview

Contango is a Houston, Texas based, independent natural gas and oil company.  The Company's core business is to explore, develop, produce and acquire natural gas and oil properties offshore in the shallow waters of the Gulf of Mexico.  Contango Operators, Inc. (“COI”), our wholly-owned subsidiary, acts as operator of our offshore properties. Contango has additional onshore investments in i) Alta Resources Investments, LLC ("Alta"), whose primary area of focus is the liquids-rich Kaybob Duvernay in Alberta, Canada; ii) Exaro Energy III LLC ("Exaro"), which is primarily focused on the development of proved natural gas reserves in the Jonah Field in Wyoming; and iii) the Tuscaloosa Marine Shale ("TMS") where we own approximately 24,000 acres.

On April 19, 2013, the Company's founder and former Chairman, President and Chief Executive Officer, Mr. Kenneth R. Peak, passed away at the age of 67. The Company held a $10 million life insurance policy for Mr. Peak and received the proceeds of such policy in early May 2013.

On April 30, 2013, the Company announced that it had signed a merger agreement (the "Merger Agreement") with Crimson Exploration Inc. ("Crimson"), for an all-stock transaction pursuant to which Crimson will become a wholly owned subsidiary of Contango (the "Merger"). Upon consummation of the Merger, each share of Crimson stock will be converted into 0.08288 shares of Contango stock resulting in Crimson stockholders owning 20.3% of the post-merger Contango. This transaction is subject to shareholder approval of both Contango and Crimson and is expected to close in October 2013, subject to satisfaction of a number of closing conditions.

Crimson is a Houston, Texas-based independent energy company engaged in the exploitation, exploration, development and acquisition of crude oil and natural gas, primarily in the onshore Gulf Coast regions of the United States. Crimson currently owns approximately 95,000 net acres onshore in Texas, Louisiana, Colorado and Mississippi. Crimson refers to its four corporate areas as (i) Southeast Texas, focusing on the Woodbine, Eagle Ford and Georgetown formations, (ii) South Texas, focusing on the Eagle Ford and Buda formations, (iii) East Texas, focusing on the Haynesville, Mid-Bossier and James Lime formations, and (iv) Rockies and Other, focusing on the Niobrara and D&J Sand formations. Crimson’s strategy is to continue to increase crude oil and liquids-rich reserves and production from an extensive inventory of drilling prospects, de-risk unproved prospects in core operating areas, and opportunistically grow reserves through acquisitions complementary to its existing asset base.
As of June 30, 2013, Crimson had estimated proved reserves of 117.1 billion cubic feet equivalent ("Bcfe") of natural gas equivalents, based on SEC reporting guidelines. For the quarter ended June 30, 2013, Crimson’s average production was approximately 44.2 million cubic feet equivalent per day ("Mmcfed"). Crimson’s common stock is traded on the NASDAQ under the symbol “CXPO.”

On August 5, 2013, the Company announced that Alta had agreed to sell its interest in over 67,000 acres in the Kaybob Duvernay in Alberta, Canada. Proceeds from the sale are expected to be approximately $29 million, net to the Company. The sale is expected to close by October 2013 after satisfaction of a number of closing conditions.

On July 30, 2013, we spud our South Timbalier 17 prospect with the Hercules 202 rig, and on August 22, 2013 we announced a successful well. Estimated costs net to Contango to drill, complete and bring this well to full production status are $12.5 million.
Our Strategy
Our exploration strategy is predicated upon the belief that the only competitive advantage in the commodity-based natural gas and oil business is to be among the lowest cost producers.
We depend primarily upon our alliance partner, Juneau Exploration, L.P. (“JEX”), for prospect generation expertise and to review prospects submitted by third parties. JEX is experienced and has a successful track record in exploration.
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
Offshore Gulf of Mexico Activities
Contango, through its wholly-owned subsidiary, COI and its partially-owned affiliate, REX, conducts exploration activities in the Gulf of Mexico. COI drills and operates our wells in the Gulf of Mexico, as well as attends lease sales and acquires leasehold acreage. Additionally, COI may acquire significant working interests in offshore exploration and development opportunities in the Gulf of Mexico, under farm-out agreements, or similar agreements, with REX, JEX and/or other third parties.

As of June 30, 2013, the Company's offshore production was approximately 64.6 Mmcfed, net to Contango, which consists mainly of seven federal and five state of Louisiana wells in the shallow waters of the Gulf of Mexico. These 12 operated wells produce via the following three platforms:
Eugene Island 11 Platform
Our Company-owned and operated production platform at Eugene Island 11 was designed with a capacity of 500 million cubic feet per day ("Mmcfd") and 6,000 barrels of oil per day ("bopd"). In September 2010 the Company installed a companion platform and two pipelines adjacent to the Eugene Island 11 platform to be able to access alternate markets. These platforms service production from the Company’s five Dutch wells in federal waters and five Mary Rose wells in state of Louisiana waters. From these platforms, gas and condensate can flow to our Eugene Island 63 auxiliary platform via our 20” pipeline, which has been designed with a capacity of 330 Mmcfd and 6,000 bopd, and from there to third-party owned and operated on-shore processing facilities near Patterson, Louisiana, via an ANR pipeline.
Alternatively, gas can flow to the American Midstream pipeline via our 8” pipeline, which has been designed with a capacity of 80 Mmcfed, and from there to a third-party owned and operated on-shore processing facility at Burns Point, Louisiana. Condensate can also flow via an ExxonMobil pipeline to on-shore markets and multiple refineries. As of June 30, 2013, we were producing approximately 54.4 Mmcfed, net to Contango, from these platforms.
Based on current production and decline rates, the Company has determined the need to place its Mary Rose wells on compression in mid-2014, and place its Dutch wells on compression in late-2015. The Company is in the process of designing and building a large turbine type compressor for the platform at an estimated cost of $9.1 million, net to Contango. This compressor will be of sufficient capacity to service all ten of the Company's Dutch and Mary Rose wells. As of June 30, 2013, the Company had incurred approximately $8.3 million to design and build the compressor.

In late-2012, the Company suspended production to the Eugene Island 24 Platform, after installing auxiliary flowlines to enable the Company to redirect its Dutch #1, #2, and #3 wells to Eugene Island 11. In June 2013, the Company removed all remaining flowlines connected to the Eugene Island 24 Platform.
Ship Shoal 263 Platform
Our Company-owned and operated production platform at Ship Shoal 263 was designed with a capacity of 40 Mmcfd and 5,000 bopd. This platform services natural gas and condensate production from our Ship Shoal 263 well, which flows via the Transcontinental Gas Pipeline to onshore processing plants. As of June 30, 2013, we were producing approximately 0.7 Mmcfed, net to Contango, from this platform. We believe this well may be fully depleted in the next twelve months. The well reached payout during fiscal year 2012. We will continue producing this well as long as it is economical.
        In March 2013, due to the decline in production and high water levels from our Ship Shoal 263 well, our reservoir engineer revised his estimated net proved natural gas and oil reserves from this well. As a result, the net book value of our Ship

Shoal 263 well exceeded the future undiscounted cash flows associated with its reserves. Accordingly, the Company recognized an impairment expense of approximately $12.0 million for the fiscal year ended June 30, 2013 for this well.
Should we have a discovery at our upcoming Ship Shoal 255 prospect, we will transport the new production through this platform. We have currently classified the platform as unproved properties, as its cost is expected to be recovered through Ship Shoal 255.
Vermilion 170 Platform
Our Company-owned and operated production platform at Vermilion 170 was designed with a capacity of 60 Mmcfd and 2,000 bopd. This platform services natural gas and condensate production from our Vermilion 170 well, which flow via the Sea Robin Pipeline to onshore processing plants. Based on current production and decline rates, the Company has determined the need to place its Vermilion 170 well on compression in early-2014, at a cost of $1.4 million, net to Contango. As of June 30, 2013, the Company had incurred all of the $1.4 million to design, build and install the compressor. As of June 30, 2013, we were producing approximately 9.5 Mmcfed, net to Contango, from this platform.

In January 2013, we identified sustained casing pressure between the production tubing and the production casing at our Vermilion 170 well. Diagnostic tests revealed that the production tubing had parted downhole requiring a workover of the well. Well production was shut-in and the original tubing and completion assembly were successfully removed. Operations were conducted to replace the tubing and restore the well, which resumed production in June 2013. For the fiscal year ended June 30, 2013, we expended approximately $12.0 million on these workover operations, net to the Company.

Other Activities
On July 30, 2013, we spud our South Timbalier 17 prospect in state of Louisiana waters with the Hercules 202 rig, and on August 22, 2013 we announced a successful well. The well was drilled to a total measured depth of approximately 11,400 feet and the wireline logs of the well indicate the presence of hydrocarbons. Estimated reserves and production rates will be dependent upon the liquids content of the formation, which will be better defined once we complete and test the well. We are proceeding with development, including securing production facilities. Estimated costs net to Contango to drill, complete and bring this well to full production status are $12.5 million. Contango has a 75% working interest (53.25% net revenue interest) before payout of all costs, and a 59.3% working interest (42.1% net revenue interest) after payout.
In June 2013, the Company was awarded Eugene Island 23 by the Bureau of Ocean Energy Management ("BOEM"), which was bid at the Central Gulf of Mexico Lease Sale 227 held on March 20, 2013. In July 2013, the Company was awarded Ship Shoal 52 and Ship Shoal 59, representing one prospect, bid at the same Lease Sale 227. The Company bid a total of approximately $1.7 million on these three blocks. We have begun the permitting process and are hopeful to drill these new prospects in the second and third quarter of calendar year 2014.
In July 2012, we spud our Ship Shoal 134 prospect ("Eagle"). On October 19, 2012, we announced that we had reached total depth on Eagle and no commercial hydrocarbons were found. The Company has plugged and abandoned this well. For the fiscal year ended June 30, 2013, we incurred approximately $28.9 million to drill, plug and abandon this well, including approximately $6.3 million in leasehold costs. During the fiscal year ended 2013, we released two leases related to this prospect.
In July 2012, we spud our South Timbalier 75 prospect ("Fang"). On October 30, 2012, we announced that we had reached total depth on Fang and no commercial hydrocarbons were found. The Company has plugged and abandoned this well. For the fiscal year ended June 30, 2013, we incurred approximately $21.1 million to drill, plug and abandon this well, including approximately $0.3 million in leasehold costs. This prospect was a farm-in and the lease was never earned as a result of the dry hole.
Prior Year Activities
In June 2012, the Company successfully acquired six leases at the Central Gulf of Mexico Lease Sale 216/222. The Company bid an aggregate amount of approximately $11 million on East Cameron 124, Eugene Island 31, Eugene Island 260, Ship Shoal 83, Ship Shoal 255 and South Timbalier 110. The Company will have a 100% working interest in these prospects, subject to back-ins if successful. We have submitted an exploration permit for the first of these blocks, Ship Shoal 255, and have budgeted to spud this well in late-2013 at an estimated cost of $22.5 million, net to Contango.
In March 2012, the Company was awarded Brazos Area 543 by the BOEM, which was bid on at the Western Gulf of Mexico Lease Sale No. 218 held on December 14, 2011. As of June 30, 2013, the Company had invested approximately $0.5 million in Brazos Area 543, which includes seismic and leasehold costs. During the year ended June 30, 2013, we recognized an impairment expense of $0.2 million related to this lease.
In June 2011, we completed a workover of our Eloise North well at a cost of approximately $1.8 million, net to Contango, which enabled us to continue producing from the lower Rob-L sands. In October 2011, we commenced a workover of our Eloise North well to recomplete the well in the upper Rob-L sands. During the workover, the Company experienced difficulties and unexpected delays due to malfunctioning production tree valves, coiled tubing equipment failures, weather delays, and stuck equipment in the tubing. As a result, the Company plugged the Rob-L sands in January 2012 and recompleted uphole in the Cib-Op sands as our Mary Rose #5 well, at a cost of approximately $0.5 million, net to Contango, based on the new higher ownership percentage and inclusive of a required well cost adjustment. The Mary Rose #5 well began producing on January 26, 2012 and by mid-March 2012 had stopped again. We are currently flowing the well intermittently until we can install compression in 2015.

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
In September 2010, we drilled our Galveston Area 277L prospect, a wildcat exploration well in the Gulf of Mexico, and determined it was a dry hole. The Company invested approximately $9.5 million, including leasehold costs, to drill, plug and abandon this well.

Republic Exploration LLC
In his capacity as sole manager of the general partner of JEX, Mr. Brad Juneau controls the activities of REX, an entity owned 34.4% by JEX, 32.3% by Contango, and 33.3% by a third party. REX generates and evaluates offshore exploration prospects and has historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant’s working interest, net revenue interest, and describe when such interests are earned, as well as allocate an overriding royalty interest ("ORRI") of up to 3.33% to benefit the employees of JEX. The Company proportionately consolidates the results of REX in its consolidated financial statements. In April 2013, REX sold its 25% working interest in West Delta 36 to another partner in that well.
Offshore Properties
Contango, through its wholly-owned subsidiary Contango Operators, Inc. ("COI"), and its partially-owned subsidiary REX, conducts exploration activities in the shallow waters of the Gulf of Mexico. As of June 30, 2013, Contango, through COI and REX, had an interest in 19 offshore leases.
During the fiscal year ended June 30, 2013, the Company acquired nine lease blocks at two Central Gulf of Mexico lease sales, acquired one lease block from an independent oil and gas company, relinquished four lease blocks to the BOEM, and allowed two additional lease blocks to expire in accordance with their terms. During the fiscal year ended June 30, 2012, the Company acquired one lease block at federal lease sale and allowed one lease block to expire. During the fiscal year ended June 30, 2011, the Company purchased one lease block from an independent oil and gas company, relinquished 12 lease blocks to the BOEM, and allowed two additional lease blocks to expire in accordance with their terms.
Producing Properties. The following table sets forth the interests owned by Contango through its affiliated entities in the Gulf of Mexico which were capable of producing natural gas or oil as of June 30, 2013:

Area/Block	WI	NRI	Status
Eugene Island 10 #D-1 (Dutch #1)	47.05%	38.1%	Producing
Eugene Island 10 #E-1 (Dutch #2)	47.05%	38.1%	Producing
Eugene Island 10 #F-1 (Dutch #3)	47.05%	38.1%	Producing
Eugene Island 10 #G-1 (Dutch #4)	47.05%	38.1%	Producing
Eugene Island 10 #I-1 (Dutch #5)	47.05%	38.1%	Producing
S-L 18640 #1 (Mary Rose #1)	53.21%	40.5%	Producing
S-L 19266 #1 (Mary Rose #2)	53.21%	38.7%	Producing
S-L 19266 #2 (Mary Rose #3)	53.21%	38.7%	Producing
S-L 18860 #1 (Mary Rose #4)	34.58%	25.5%	Producing
S-L 19266 #3 and S-L 19261 (Mary Rose #5)	37.80%	27.6%	Intermittent
Ship Shoal 263	100.00%	80.0%	Producing
Vermilion 170	87.24%	68.0%	Producing
Leases. The following table sets forth the interests owned by Contango through its related entities in leases in the Gulf of Mexico as of June 30, 2013:

Area/Block	WI	Lease Date	Expiration Date
East Breaks 369 (Dry Hole)	(1)	Dec-03	Dec-13
South Timbalier 17	75.00%	(2)	(2)
Brazos Area 543	100.00%	Mar-12	Mar-17
East Cameron 124	100.00%	Sept-12	Sept-17
Eugene Island 31	100.00%	Oct-12	Oct-17
Ship Shoal 83	100.00%	Oct-12	(3)
South Timbalier 110	100.00%	Oct-12	Oct-17
Eugene Island 260	100.00%	Nov-12	Nov-17
Ship Shoal 255	100.00%	Dec-12	Dec-17
Eugene Island 23	100.00%	Jun-13	Jun-18
Ship Shoal 52	100.00%	Jul-13	Jul-18
Ship Shoal 59	100.00%	Jul-13	Jul-18

(1)	Farm-out. COI retains a 2.41% ORRI

(2)	Successful exploration well. Lease will be held by production.
(3) Submitted paperwork to relinquish in August 2013.

    The Company's Eugene Island 11 block expired in December 2012. This will not impact our ability to operate our facilities located on that block. Operators in the Gulf of Mexico may place platforms and facilities on any location without having to own the lease, provided that permission and proper permits from the Bureau of Safety and Environmental Enforcement (“BSEE”) have been obtained, and Contango obtained such permission and permits. We installed our facilities at Eugene Island 11 because that was the optimal gathering location in proximity to our wells and marketing pipelines, but we were not required to purchase the Eugene Island 11 block to place our facilities at this location.

Onshore Exploration and Properties
Kaybob Duvernay - Alberta, Canada
In April 2011, the Company committed to invest up to $20 million in Alta, a venture that was formed to acquire, explore, develop and operate onshore unconventional oil and natural gas shale assets in North America. As of June 30, 2013, we had invested approximately $14.9 million in Alta to lease over 67,000 acres in the Kaybob Duvernay, a liquids rich shale play in Alberta, Canada. In July 2013, we invested an additional approximately $0.3 million in Alta.
In August 2013, Alta signed a contract to sell its interest in the Kaybob Duvernay. Proceeds from the sale are expected to be approximately $29 million, net to Contango. The sale is expected to close by October after satisfaction of a number of closing conditions. Contango has a 2% interest in Alta and a 5% interest in the Kaybob Duvernay project.

Jonah Field - Sublette County, Wyoming

In April 2012, the Company, through its wholly-owned subsidiary, Contaro Company, entered into a Limited Liability Company Agreement (as amended, the “LLC Agreement”) in connection with the formation of Exaro Energy III LLC (“Exaro”). Pursuant to the LLC Agreement, the Company has committed to invest up to $82.5 million in cash in Exaro over the next five years together with other parties for an aggregate commitment of $182.5 million, or a 45% ownership interest in Exaro.
In August 2012, one of the other investors in Exaro exercised its right to assume $15 million of the Company's commitment, which lowered the Company's commitment to $67.5 million and its ownership interest to 37%. As of June 30, 2013, the Company had invested approximately $46.9 million in Exaro.
Exaro has entered into an Earning and Development Agreement with Encana Oil & Gas (USA) Inc. (“Encana”) to provide funding of up to $380 million to continue the development drilling program in a defined area of Encana's Jonah Field asset located in Sublette County, Wyoming. This funding will be comprised of the $182.5 million investment described above, debt, and cash flow from operations. Encana will continue to be the operator of the field and upon investing the full amount of the $380 million, Exaro will have earned 32.5% of Encana's working interest in a defined joint venture area that comprises approximately 5,760 gross acres.

As of June 30, 2013, the Company had invested approximately $46.9 million in Exaro, including $13.1 million that was invested during the fiscal year ended June 30, 2013. As of June 30, 2013, the Exaro-Encana venture had 55 new wells on production, producing at a rate of approximately 10.7 Mmcfed, net to Contango, plus an additional five wells that are either in the completion or fracture stimulation phase. Exaro continues to have three drilling rigs running on this project. For the fiscal year ended June 30, 2013, the Company recognized a gain of approximately $1.2 million, net of tax benefits, as a result of its investment in Exaro. See Note 7 - Investment in Exaro Energy III LLC for a detailed description of our financial condition as a result of this investment.

Tuscaloosa Marine Shale
In October 2012, the Company purchased a 25% non-operating working interest in the Crosby 12H-1 well in Wilkinson County, Mississippi, targeting the Tuscaloosa Marine Shale ("TMS"), an oil-focused shale play in central Louisiana and Mississippi. As of June 30, 2013, we had invested approximately $5.8 million in this well, including leasehold costs. This well is operated by Goodrich Petroleum Company LLC ("Goodrich"). For evaluation purposes, we drilled a pilot well, performed an open-hole evaluation and obtained a conventional core over the TMS interval. As of June 30, 2013, the Crosby 12H-1 well was producing at an 8/8ths rate of approximately 350 barrels of oil per day, with cumulative production of approximately 74,000 barrels of oil through June 30, 2013. This well has approximately 6,700 feet of usable lateral and was fracked with 25 stages.

As of June 30, 2013, the Company had invested approximately $9.1 million to lease approximately 24,000 additional acres in the TMS. In July 2013, we elected to participate with less than a 1% working interest in the CMR/Foster Creek 20-7H #1 well, which is operated by Goodrich, as a result of our acreage being pooled into a unit. In August 2013, we elected to participate with approximately a 3% working interest in the Huff 18-7H #1 well, which is also operated by Goodrich, as a result of our acreage being pooled into a unit. We plan to continue to participate in third-party operated wells with a small working interest prior to initiating an operated, high interest drilling program. The data we obtain from these wells will assist us to evaluate our TMS acreage and to develop a plan for drilling and operating future wells.
Jim Hogg County, Texas

During the fiscal year ended June 30, 2013, we expended approximately $1.4 million in an exploration program with a large south Texas mineral owner involving acreage in Jim Hogg County, Texas. We have determined this program to be unsuccessful and will not invest additional funds.
Discontinued Operations
Joint Venture Assets
In October 2009, the Company entered into a joint venture with Patara Oil & Gas LLC ("Patara") to develop Cotton Valley gas reserves in Panola County, Texas. B.A. Berilgen, a member of the Company’s board of directors, was the Chief Executive Officer of Patara at the time. In May 2011, the Company sold to Patara its 90% interest and 5% overriding royalty interest in the 21 wells drilled under this joint venture for approximately $36.2 million and recognized a pre-tax loss of approximately $0.7 million. These 21 wells had proved reserves of approximately 16.7 Bcfe, net to Contango. The Company accounted for this sale as discontinued operations as of June 30, 2011 and has included the results of the joint venture operations in discontinued operations for all periods presented.
Rexer Assets
In May 2011, the Company sold to Patara its 100% interest in Rexer #1 and 75% interest in Rexer-Tusa #2 for approximately $2.5 million and recognized a pre-tax loss of approximately $0.3 million. The Rexer #1 well had proved reserves of approximately 0.5 Bcfe, net to Contango, while the Rexer-Tusa #2 had not been spud at the time of sale.
The remaining 25% working interest in Rexer-Tusa #2 was sold to Patara in October 2011 for $10,000. The Company has accounted for the sale of Rexer #1 and Rexer-Tusa #2 as discontinued operations as of June 30, 2012 and has included the results of these operations in discontinued operations for all periods presented.
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
Marketing and Pricing
The Company currently derives its revenue principally from the sale of natural gas and oil. As a result, the Company’s revenues are determined, to a large degree, by prevailing natural gas and oil prices. The Company currently sells its natural gas and oil on the open market at prevailing market prices. Major purchasers of our natural gas, oil and natural gas liquids for the fiscal year ended June 30, 2013 were ConocoPhillips Company (53%), Shell Trading US Company (21%), Enterprise Products Operating LLC (9%) and Exxon Mobil Oil Corporation (8%). Market prices are dictated by supply and demand, and the Company cannot predict or control the price it receives for its natural gas and oil. The Company has outsourced the marketing of its offshore natural gas and oil production volume to a privately-held third party marketing firm.
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
Impact of Deepwater Horizon Incident. In 2010, the US Department of the Interior issued new rules designed to improve drilling and workplace safety, and various Congressional committees began pursuing legislation to greater regulate drilling activities and increase liability, in response to the Deepwater Horizon Incident. In January 2011, various legislative committees released their reports, recommending that the federal government require additional regulation and an increase in liability caps.
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

We carry insurance protection for our net share of any potential financial losses occurring as a result of events such as the Deepwater Horizon Incident. As a result of the incident, we have increased our well control coverage to $100 million on certain wells, which covers control of well, pollution cleanup and consequential damages. We have increased our general liability coverage to $150 million, which covers pollution cleanup, consequential damages coverage, and third party personal injury and death. We have also increased our Oil Spill Financial Responsibility coverage to $150 million, which covers additional pollution cleanup and third party claims coverage.
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
The BSEE enforces the SEMS requirements through regular audits. Failure of an audit may force us to shut-in our Gulf of Mexico operations.
Employees
We have ten employees, all of whom are full time. The Company outsources its human resources function to Insperity, Inc. and all of the Company’s employees are co-employees of Insperity, Inc. In addition to our employees, we use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services. We are dependent on JEX for prospect generation, evaluation and prospect leasing. As a working interest owner, we rely on outside operators to drill, produce and market our natural gas and oil for our onshore prospects and certain offshore prospects where we are a non-operator. In the offshore prospects where we are the operator, we currently rely on drilling contractors to drill and rely on independent contractors to produce and market our natural gas and oil. In addition, we utilize the services of independent contractors to perform field and on-site drilling and production operation services and independent third party engineering firms to evaluate our reserves.

Directors and Executive Officers
The following table sets forth the names, ages and positions of our directors and executive officers:

Name	Age	Position
Joseph J. Romano	60	Chairman, President and Chief Executive Officer
Sergio Castro	44	Vice President, Chief Financial Officer, Treasurer and Secretary
Yaroslava Makalskaya	44	Vice President, Chief Accounting Officer and Controller
Marc L. Duncan	60	Senior Vice President - Engineering
Charles A. Cambron (1)	46	Vice President - Drilling
Michael J. Autin	54	Vice President - Production
B.A. Berilgen	65	Director
Jay D. Brehmer	48	Director
Brad Juneau	53	Director
Charles M. Reimer	68	Director
Steven L. Schoonover	68	Director
(1) Resigned effective August 22, 2013
Joseph J. Romano. Mr. Romano was elected Director, President and Chief Executive Officer of Contango in November 2012, a few months after the Company's founder, Mr. Kenneth R. Peak, received a medical leave of absence. Upon Mr. Peak's passing in April 2013, Mr. Romano was also elected Chairman. Mr. Romano assisted Mr. Peak in founding the Company in 1999. Mr. Romano has worked in the energy industry since 1977. Mr. Romano served as Senior Vice President and Chief Financial Officer of Zilkha Energy Company until its sale in 1998 and served as President and Chief Executive Officer of Zilkha Renewable Company until its sale in 2005. He currently also serves in various capacities in Zilkha-affiliated companies. He has been President and Chief Executive Officer of Olympic Energy Partners since 2005, which owns working interests in Contango's Dutch and Mary Rose fields, has been President and Chief Executive Officer of ZZ Biotech since 2006, and has been Vice President and Director of Laetitia Vineyards and Winery since 2000. Mr. Romano also served as Chief Financial Officer, Treasurer and Controller of Texas International Company from 1986 through 1988 and its Treasurer and Controller from 1982 through 1985. Prior to 1982, Mr. Romano spent five years working in the Worldwide Energy Group of the First National Bank of Chicago. He earned his BA in Economics from the University of Wisconsin in Eau Claire and an MBA from the University of Northern Illinois.
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
Yaroslava Makalskaya. Ms. Makalskaya joined Contango in March 2010 and was appointed Vice President, Chief Accounting Officer and Controller in June 2010. Ms. Makalskaya has over 20 years of experience in accounting and finance, including 13 years in public accounting. Prior to joining Contango, Ms. Makalskaya was a director in the Transaction Services practice at PricewaterhouseCoopers, where she assisted clients with M&A transactions as well as advised clients with complex accounting and financial reporting issues. Prior to July 2008 Ms. Makalskaya was a Senior Manager in the audit practices of PricewaterhouseCoopers and Arthur Andersen, where her clients included many US and international companies in energy, utilities, mining and other sectors. Ms. Makalskaya holds a MS degree in Economics from Novosibirsk State University in Russia. Ms. Makalskaya is a CPA.
Marc L. Duncan. Mr. Duncan joined Contango in June 2005 as President and Chief Operating Officer of Contango Operators, Inc. and was appointed President and Chief Operating Officer of Contango Oil & Gas Company in October 2006 until December 2010. In December 2010 Mr. Duncan was appointed as the Company’s Safety, Environmental and Regulatory Compliance Officer (“SEARCO”) and Vice Chairman of the Operating Committee. In December 2012, Mr. Duncan was appointed Senior Vice President - Engineering. Mr. Duncan has approximately 40 years of experience in the energy industry and has held a variety of domestic and international engineering and senior-level operations management positions relating to natural gas and oil exploration, project development, and drilling and production operations. Prior to joining Contango, Mr. Duncan served as Chief Operating Officer of USENCO International, Inc. and its subsidiaries and affiliates in China and Ukraine from February 2000 to July 2004 and as a senior project and drilling engineer for Hunt Oil Company from July 2004 to June 2005. He holds an MBA in Engineering Management from the University of Dallas, an MEd from the University of North Texas and a BS in Science and Education from Stephen F. Austin University.
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
Michael J. Autin. Mr. Autin joined Contango in May 2012 as Vice President of Production. Mr. Autin has approximately 35 years of experience in the petroleum industry including the Gulf of Mexico and U.S onshore shale. He has held various positions including Production Manager, HSE Manager and Offshore Installation Manager. Prior to joining Contango, Mr. Autin was employed by BHP Billiton since October 2000, where most recently he was Gulf of Mexico Operations Manager, Field Manager and Operations Advisor. Mr. Autin attended Nicholls State University where he studied petroleum, safety and business. He received a BS degree in 1986.
B.A. Berilgen. Mr. Berilgen was appointed a director of Contango in July 2007. Mr. Berilgen has served in a variety of senior positions during his 40 year career. In February 2013 he became the managing director Most recently, he became Chief Executive Officer of Patara Oil & Gas LLC in April 2008. Prior to that he was Chairman, Chief Executive Officer and President of Rosetta Resources Inc., a company he founded in June 2005, until his resignation in July 2007, and then he was an independent consultant from July 2007 through April 2008. Mr. Berilgen was also previously the Executive Vice President of Calpine Corp. and President of Calpine Natural Gas L.P. from October 1999 through June 2005. In June 1997, Mr. Berilgen joined Sheridan Energy, a public oil and gas company, as its President and Chief Executive Officer. Mr. Berilgen attended the University of Oklahoma, receiving a BS in Petroleum Engineering in 1970 and a MS in Industrial Engineering / Management Science.
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

Brad Juneau. Mr. Juneau, was elected a director of the Company in April 2012. Mr. Juneau is the sole manager of the general partner of JEX. Prior to forming JEX in 1998, Mr. Juneau served as senior vice president of exploration for Zilkha Energy Company from 1987 to 1998. Prior to joining Zilkha Energy Company, Mr. Juneau served as staff petroleum engineer with Texas International Company for three years, where his principal responsibilities included reservoir engineering, as well as acquisitions and evaluations. Prior to that, he was a production engineer with Enserch Corporation in Oklahoma City. Additionally, as a co-founder of CORE, Mr. Juneau was elected President and Chief Executive Officer of CORE in December 2012, and appointed Chairman of CORE in April 2013. Mr. Juneau holds a BS degree in petroleum engineering from Louisiana State University.

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
Mr. Kenneth R. Peak, the Company's founder, was Chairman of the Board, Chief Executive Officer and a director of the Company since its inception in 1999. In August 2012, Mr. Peak received a medical leave of absence from his responsibilities at the Company. Mr. Peak passed away in April 2013. Mr. Peak also co-founded Contango ORE, Inc. in 2010, and from its inception until August 2012 was its Chairman and Chief Executive Officer. Mr. Peak entered the energy industry in 1973 as a commercial banker and held a variety of financial and executive positions in the oil and gas industry prior to founding Contango in 1999. Mr. Peak served as an officer in the U.S. Navy from 1968 to 1971. Mr. Peak received a BS in physics from Ohio University in 1967, and an MBA from Columbia University in 1972. He was also a director of Patterson-UTI Energy, Inc., a provider of onshore contract drilling services to exploration and production companies in North America.
Directors of Contango serve as members of the board of directors until the next annual stockholders meeting, until successors are elected and qualified or until their earlier resignation or removal. Officers of Contango are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. Each non-employee director of the Company receives a quarterly retainer of $28,000 payable in cash, with no stock option or common stock grants. There are no additional payments for meetings attended or being chairman of a committee. During fiscal year 2011, each outside director of the Company received a quarterly retainer of $20,000 payable in cash, with no stock option or common stock grants. There were no additional payments for meetings attended or being chairman of a committee. There are no family relationships between any of our directors or executive officers.
Corporate Offices
We lease our corporate offices at 3700 Buffalo Speedway, Suite 960, Houston, Texas 77098. In November 2010, the Company expanded its office space and extended its office lease agreement through February 29, 2016.
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

RISK FACTORS RELATING TO CONTANGO
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

Approximately 89.6% of our reserves are assigned to our Dutch and Mary Rose field which has ten producing well bores concentrated primarily in one reservoir and is producing through one production platform. Reserve assessments based on only ten well bores in one reservoir are subject to significantly greater risk of being shut-in for a variety of weather, platform and pipeline difficulties. In addition, the risk of a downward revision in our reserve estimates is also greater.

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

A blowout, rupture or spill of any magnitude would present serious operational and financial challenges. All of the Company’s operations in the Gulf of Mexico shelf are in water depths of less than 300 feet and less than 50 miles from the coast. Such proximity to the shore-line increases the probability of a biological impact or damaging the fragile eco-system in the event of released condensate.

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

As a result of the Deepwater Horizon Incident in 2010, the Department of the Interior issued additional safety and performance standards as well as rigorous monitoring and testing requirements for offshore drilling. In addition, various Congressional committees began pursuing legislation to regulate drilling activities, establish safety requirements and increase liability for oil spills.

We continue to monitor legislative and regulatory developments. However, the full legislative and regulatory response to the incident is not fully known. An expansion of safety and performance regulations or an increase in liability for drilling activities will have one or more of the following impacts on our business:

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

RISK FACTORS RELATED TO THE MERGER
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
None
Item 2. Properties

Development, Exploration and Acquisition Expenditures
The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated:

	Year Ended June 30,
	2013	2012	2011
Property acquisition costs:		(thousands)
Unproved	$16,130	$5,404	$2,802
Proved	102	381	10,135
Exploration costs	47,584	1,154	14,016
Development costs	11,758	10,350	39,211
Total costs	$75,574	$17,289	$66,164

The following table presents information regarding our share of the net costs incurred by Exaro in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated:

	Year Ended June 30,
	2013	2012	2011
		(thousands)
Property acquisition costs	$—	$—	$—
Exploration costs	—	—	—
Development costs	46,972	785	—
Company's 37% share of costs incurred	$46,972	$785	$—
Drilling Activity
The following table shows our exploratory and developmental drilling activity for the periods indicated. The Company did not drill any wells during the fiscal year ended June 30, 2012. In the table, “gross” wells refer to wells in which we have a working interest, and “net” wells refer to gross wells multiplied by our working interest in such wells.

	Year Ended June 30,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive (onshore)	1	0.3	—	—	—	—
Productive (offshore)	—	—	—	—	1	1.0
Non-productive (onshore)	—	—	—	—	—	—
Non-productive (offshore)	2	2.0	—	—	1	1.0
Total	3	2.3	—	—	2	2.0

	Year Ended June 30,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Developmental Wells:
Productive (onshore)	—	—	—	—	9	7.5
Productive (offshore)	—	—	—	—	—	—
Non-productive (onshore)	—	—	—	—	—	—
Non-productive (offshore)	—	—	—	—	—	—
Total	—	—	—	—	9	7.5
For the fiscal year ended June 30, 2011, of the nine productive onshore development wells listed above, one relates to the Rexer-Tusa #2 well and eight relate to our joint venture wells with Patara. The Rexer #1 well and joint venture wells with Patara were sold in May 2011 while the sale of the Rexer-Tusa #2 was completed in October 2011. These wells are classified as discontinued operations in our financial statements for all periods presented.
Exploration and Development Acreage
Our principal natural gas and oil properties consist of natural gas and oil leases. The following table indicates our interests in developed and undeveloped acreage as of June 30, 2013:

	Developed Acreage (1)(2)		Undeveloped Acreage (1)(3)
	Gross (4)	Net (5)	Gross (4)	Net (5)
Onshore (TMS)	1,342	336	24,372	24,372
Offshore Gulf of Mexico	17,298	12,867	50,561	50,534
Total	18,640	13,203	74,933	74,906

(1)	Excludes any interest in acreage in which we have no working interest before payout or before initial production.

(2)	Developed acreage consists of acres spaced or assignable to productive wells.

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

Included in the Offshore Gulf of Mexico acres shown in the table above are the beneficial interests Contango has in the offshore acreage owned by REX. The above table includes our 32.3% interest in REX’s 625 net developed acres.
Productive Wells
The following table sets forth the number of gross and net productive natural gas and oil wells in which we owned an interest as of June 30, 2013:

	Total Productive Wells (1)
	Gross (2)	Net (3)
Natural gas (onshore)	—	—
Natural gas (offshore)	12	6.50
Oil (onshore)	1	0.25
Oil (offshore)	—	—
Total	13	6.75

(1)	Productive wells are producing wells and wells capable of producing commercial quantities. Completed but marginally producing wells are not considered here as a “productive” well.

(2)	A gross well is a well in which we own an interest.

(3)	The number of net wells is the sum of our fractional working interests owned in gross wells.

Natural Gas and Oil Reserves
The following table presents our estimated net proved natural gas and oil reserves at June 30, 2013, based on reserve reports generated by William M. Cobb & Associates, Inc. (“Cobb”) and W.D. Von Gonten and Company ("Von Gonten"). The Company believes that having independent and well respected third-party engineering firms prepare its reserve report enhances the credibility of its reported reserve estimates.

Management is responsible for the reserve estimate disclosures in this filing, and members of the Company’s management meet regularly with our independent third-party engineer to review these reserve estimates. Mr. Joseph J. Romano, the Company’s Chief Executive Officer, has primary responsibility for the preparation of the reserve report. Mr. Romano has been in the energy industry for over 35 years, but also relies on others with technical backgrounds in a collaborative effort, all of who provide input to the independent third-party engineers. Mr. Brad Juneau, one of the Company’s directors, monitors production and pressure data daily and provides the majority of the input. Mr. Juneau holds a BS degree in petroleum engineering from Louisiana State University. Mr. Juneau has over 30 years of experience in the oil and gas industry and was a former registered petroleum engineer in the State of Texas. Other executives in accounting and production have advanced degrees and specialty licenses and also provide input to the independent third-party engineers and assist in reviewing the reports.
The qualifications of the technical individuals at Cobb and Von Gonten responsible for overseeing the preparation of our reserve estimates are set forth below.
William M. Cobb & Associates, Inc.

•	Over 30 years of practical experience in the estimation and evaluation of reserves

•	A registered professional engineer in the state of Texas

•	Bachelor of Science Degree in Petroleum Engineering

•	Member in good standing of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers
W.D.Von Gonten and Company
•Over 13 years of practical experience in the estimation and evaluation of reserves

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

The following table sets forth our offshore proved reserves as of June 30, 2013:

	Developed	Undeveloped	Total
Contango Oil & Gas Reserves (1)
Natural gas (MMcf)	146,518	2,489	149,007
Oil and condensate (MBbls)	2,297	31	2,328
Natural gas liquids (MBbls)	4,078	66	4,144
Total proved reserves (MMcfe)	184,768	3,071	187,839

Reserves Attributable to our 37% Investment in Exaro (2)
Natural gas (MMcfe)	30,174	—	30,174

Total (Mmcfe)	214,942	3,071	218,013

(1) Reserves prepared by William M. Cobb & Associates, Inc.
(2) Reserves prepared by W.D. Von Gonten and Company
Prior Year Reserves
Our estimated net proved natural gas, oil and natural gas liquids reserves as of June 30, 2010, 2011, 2012 and 2013 are disclosed on page F-26 and were based on reserve reports generated by Cobb, while the reserves associated with our 37% investment in Exaro were prepared by Von Gonten. The reserve estimates as of June 30, 2010 also include the reserves associated with the Joint Venture Assets which were prepared exclusively by Lonquist & Co. LLC (“Lonquist”). These Joint Venture Asset reserves account for approximately 8% of our total reserves as of June 30, 2010 and were sold on May 13, 2011. The technical person at Lonquist responsible for overseeing the preparation of our Joint Venture Asset reserve estimates had over 23 years of practical experience in the estimation and evaluation of reserves, is a registered professional engineer in the state of Texas, has a BS in Petroleum Engineering, and is a member in good standing of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. This individual meets or exceeds the education, training, and experience requirements set forth in the standards pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in the application of industry standard practices to engineering evaluations as well as the application of SEC and other industry definitions and guidelines.

Proved Undeveloped Reserves

The Company annually reviews any proved undeveloped reserves (“PUDs”) to ensure their development within five years or less. As of June 30, 2013, the Company had approximately 3.1 Bcfe of PUDs related to Mary Rose #6, a rate acceleration well on state of Louisiana acreage. Our plan is to develop this PUD reserve prior to December 31, 2016, which is five years from the initial date of disclosure of this PUD reserve.

The Mary Rose #6 rate acceleration well will be drilled in the main Cib Op reservoir. This well provides significant acceleration benefits but minimal incremental reserves. The incremental net PV-10 for this well, as of June 30, 2013, is approximately $26.6 million. However, the incremental net reserves are only approximately 2,489 MMcf and 97 MBbls of condensate and liquids. The incremental net reserves are modest because the main Cib Op reservoir is a depletion drive retrograde gas reservoir. The condensate yield declines as reservoir pressure declines. Our reservoir engineer’s simulation model indicates that the timing of the pressure depletion, and the distribution of that depletion across the field, will have an effect on all of the wells in communication with the Mary Rose #6. The effect of accelerating the pressure depletion, and changing the take points in the reservoir, is that more of the condensate “condenses” in the reservoir before it can be produced into the wellbores.

The Mary Rose #6 PUD reserves are calculated incrementally. The field-wide simulation model is run first without the
Mary Rose #6 well to generate a total field gas and condensate projection. The model is then run again with the Mary Rose #6 well included. The difference between these two cases is the incremental PUD reserve case. Of the gas volumes the Mary Rose #6 well is projected to produce, the majority comes from other wells in the field, such that the incremental gas recovery for the Mary Rose #6 well is much less.

The following table presents the changes in our total proved undeveloped reserves for the fiscal year ended June 30, 2013 (MMcfe):

Mary Rose #6
Proved undeveloped reserves as of June 30, 2012	6,197
Change in estimate	(3,126)
Proved undeveloped reserves as of June 30, 2013	3,071
Pre-Tax Net Present Value
The Company's pre-tax net present value, discounted at 10%, for its reserves is approximately $550.3 million. This figure is not intended to represent the current market value of the estimated natural gas and oil reserves we own. The pre-tax net present value of future cash flows attributable to our proved reserves as of June 30, 2013 was based on $3.44 per million British thermal units (“MMbtu”) for natural gas at the NYMEX, $91.57 per barrel of oil at the West Texas Intermediate Posting, and $39.50 per barrel of NGLs, in each case before adjusting for basis, transportation costs and British thermal unit (“BTU”) content. The pre-tax net present value is a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K. The table below reconciles our calculation of pre-tax net present value to the standardized measure of discounted future net cash flows, which is the most directly comparable GAAP financial measure. Management believes that pre-tax net present value is an important non-GAAP financial measure used by analysts, investors and independent oil and gas producers for evaluating the relative value of oil and natural gas properties and acquisitions because the tax characteristics of comparable companies can differ materially. The reconciliation of the pre-tax net present value to the standardized measure of discounted future net cash flows relating to our proved oil and natural gas reserves at June 30, 2013 is as follows (in thousands):

June 30, 2013
Pre-tax net present value, discounted at 10%	$550,336
Future income taxes, discounted at 10%	(192,819)
Standardized measure of discounted future net cash flows	$357,517
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
Item 3. Legal Proceedings
Several class action lawsuits have been brought by Crimson stockholders challenging the proposed Merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms, compensatory damages, and costs and disbursements relating to the lawsuits. Various combinations of Crimson, Contango, members of Crimson’s board of directors, and members of Crimson management have been named as defendants in these lawsuits. It is possible that additional similar lawsuits may be filed.
The known plaintiffs in these lawsuits, based on the most current information provided by Crimson, collectively own a very small percentage of the total outstanding shares of Crimson common stock. The lawsuits allege, among other things, that Crimson’s board of directors failed to take steps to obtain a fair price, failed to properly value Crimson, failed to protect against alleged conflicts of interest, failed to conduct a reasonably informed evaluation of whether the transaction was in the best interests of stockholders, failed to fully disclose all material information to stockholders, acted in bad faith and for improper motives, engaged in self-dealing, discouraged other strategic alternatives, took steps to avoid competitive bidding, and agreed to allegedly unreasonable deal protection mechanisms, including the no-shop and fiduciary-out provisions and termination fee. The lawsuits also allege that Contango aided and abetted the other defendants in violating duties to the Crimson stockholders. The lawsuits seek damages and injunctive relief.
Contango and Crimson believe that these lawsuits are without merit and intend to contest them vigorously.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock was listed on the NYSE MKT (previously the American Stock Exchange) in January 2001 under the symbol “MCF”. The table below shows the high and low prices of our common stock for the periods indicated.

	High	Low
Fiscal Year 2012:
Quarter ended September 30, 2011	$67.25	$52.25
Quarter ended December 31, 2011	$69.75	$51.54
Quarter ended March 31, 2012	$65.08	$56.73
Quarter ended June 30, 2012	$60.24	$51.00
Fiscal Year 2013:
Quarter ended September 30, 2012	$61.16	$49.11
Quarter ended December 31, 2012	$52.64	$38.10
Quarter ended March 31, 2013	$46.05	$36.27
Quarter ended June 30, 2013	$40.49	$33.50
On June 30, 2013, we had 69 registered shareholders. In November 2012, the Board of the Company declared a special dividend of $2.00 per share of common stock to be paid on December 17, 2012 to each holder of record of the Company's common stock as of the close of business on December 10, 2012. We have not declared any further cash dividends on our shares of common stock. Any future decision to pay dividends on our common stock will be at the discretion of our board and will depend upon our financial condition, results of operations, capital requirements, and other factors our board may deem relevant.
The following table sets forth information about our equity compensation plans at June 30, 2013:

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

On September 15, 2009, the Company’s Board of Directors (the “Board”) adopted the Contango Oil & Gas Company Equity Compensation Plan (the “2009 Plan”), which was approved by shareholders on November 19, 2009. Under the 2009 Plan, the Board may grant restricted stock and option awards to officers, directors, employees or consultants of the Company. Awards made under the 2009 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board. As of June 30, 2013, all options issued under the 2009 Plan had been exercised. The Company has not issued any restricted stock under the 2009 Plan.
In February 2012, the Company net-settled 45,000 stock options from two officers for a total of approximately $465,000. During the fiscal year ended June 30, 2011, the Company purchased 172,544 shares of its common stock. Of this amount, 152,544 shares were purchased from three officers of the Company, one member of the Board, one employee, and one consultant for a total of approximately $8.9 million. All purchases were approved by the Board under the Company’s share repurchase programs described below and were completed at the closing price of the Company’s common stock on the date of purchase.

Share Repurchase Programs
$100 Million Share Repurchase Program
In September 2008, the Company’s board of directors approved a $100 million share repurchase program which concluded in October 2011. Under this share repurchase program, the Company purchased a total of 2,157,278 shares of common stock at an average price of $46.35 per share. All shares were purchased in the open market or through privately negotiated transactions when we believed the Company's stock price to be undervalued. The purchases were made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. Repurchased shares of common stock became authorized but unissued shares, and may be issued in the future for general corporate and other purposes.

$50 Million Share Repurchase Program

In September 2011, the Company’s board of directors approved a $50 million share repurchase program, effective upon completion of purchases under the Company’s $100 million share repurchase program. The repurchases are subject to the same terms and conditions as repurchases made under the $100 million share repurchase program. During the fiscal year ended June 30, 2013, the Company purchased the below listed shares under its $50 million share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased Under Program
October 2 - 5, 2012	97,496	$50.82	197,877	$39.7 million

In addition to the above, in February 2012 the Company net-settled 45,000 stock options from two officers for a total of approximately $465,000. In total, under both share repurchase programs combined as of June 30, 2013, the Company had invested approximately $110.8 million to purchase 2,355,155 shares of its common stock at an average cost per share of $46.84, and 45,000 stock options. As of June 30, 2013, the Company had 15,194,952 shares of common stock outstanding and no options.

The following graph compares the yearly percentage change from June 30, 2008 until June 30, 2013 in the cumulative total stockholder return on our common stock to the cumulative total return on the S&P Smallcap 600 Index and a peer group of five independent oil and gas exploration companies selected by us. In previous years, the companies in our selected peer group included ATP Oil & Gas Corp., McMoRan Exploration Company, Callon Petroleum, Energy XXI (Bermuda) Limited, and W&T Offshore, Inc. ("Old Peer Group").

In August 2012, ATP Oil & Gas Corp. filed for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, and in June 2013 McMoRan Exploration Company ceased trading on the NYSE as a result of their merger with Freeport-McMoRan Copper & Gold, Inc. As a result, we deleted these two companies from our Old Peer Group and replaced them with two new companies. The companies in our selected peer group now include Stone Energy Corporation, SandRidge Energy Inc., Callon Petroleum, Energy XXI (Bermuda) Limited and W&T Offshore, Inc. ("New Peer Group").

Our common stock began trading on the NYSE MKT (previously American Stock Exchange) on January 19, 2001 and before that had traded on the Nasdaq over-the-counter Bulletin Board. The graph assumes that a $100 investment was made in our common stock and each index on June 30, 2008, adjusted for stock splits and dividends. The stock performance for our common stock is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/08
6/09
6/10
6/11
6/12
6/13
Contango Oil & Gas Company
S&P Smallcap 600
Old Peer Group
New Peer Group

	6/30/2008	6/30/2009	6/30/2010	6/30/2011	6/30/2012	6/30/2013
Contango Oil & Gas Company	100.00	45.73	48.16	62.89	63.71	38.22
S&P Smallcap 600	100.00	74.69	92.34	126.53	128.34	160.65
Old Peer Group	100.00	15.43	23.80	55.71	43.95	35.39
New Peer Group	100.00	13.69	14.45	32.03	23.34	18.16

Item 6. Selected Financial Data
The following selected financial data for the years ended June 30, 2013, 2012, 2011, 2010 and 2009 have been derived from the audited consolidated financial statements of Contango contained in our Annual Report on Form 10-K for the applicable fiscal year. The selected consolidated financial data (not including proved reserve information) set forth below is for continuing operations and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes to those consolidated financial statements included elsewhere in this Form 10-K.

	Year Ended June 30,
	2013	2012	2011	2010	2009
Financial Data:	(Dollar amounts in thousands, except per share amounts)
Revenues:
Natural gas and oil sales	$127,201	$179,272	$201,721	$159,010	$190,656

Income from continuing operations (a)	$(9,720)	$59,213	$64,459	$50,166	$55,861
Discontinued operations, net of income taxes	—	(824)	574	(480)	—
Net income attributable to common stock	$(9,720)	$58,389	$65,033	$49,686	$55,861

Net income (loss) per share:
Basic
Continuing operations	$(0.64)	$3.84	$4.11	$3.17	$3.41
Discontinued operations	—	(0.05)	0.04	(0.03)	—
Total	$(0.64)	$3.79	$4.15	$3.14	$3.41
Diluted
Continuing operations	$(0.64)	$3.84	$4.10	$3.11	$3.35
Discontinued operations	—	(0.05)	0.04	(0.03)	—
Total	$(0.64)	$3.79	$4.14	$3.08	$3.35
Weighted average shares outstanding:
Basic	15,221	15,423	15,665	15,831	16,363
Diluted	15,221	15,425	15,713	16,157	16,690

Working capital	$112,466	$140,901	$126,654	$41,385	$43,232
Capital expenditures	$80,418	$20,844	$69,993	$97,703	$45,742
Cash dividends (b)	$30,510	$—	$—	$—	$—
Long term debt	$—	$—	$—	$—	$—
Shareholders’ equity	$419,154	$464,339	$426,623	$377,330	$349,364
Total assets	$576,461	$624,654	$636,930	$592,266	$517,042

Proved Reserve Data:
Total proved reserves (Mmcfe) (c)	187,839	256,567	296,729	314,027	355,046
Pre-tax net present value (discounted at 10%)	$550,336	$730,222	$981,041	$970,442	$889,865
Standardized measure (c)	$357,517	$513,932	$717,135	$712,094	$638,091
(a) During the fiscal year ended June 30, 2013, the Company drilled two dry holes resulting in exploration expenses of approximately $50 million, including leasehold costs. Also during the fiscal year ended June 30, 2013, Contango revised estimated proved reserves at Ship Shoal 263, resulting in non-cash impairment expenses of approximately $12.0 million.
Additionally, the Company completed a workover on its Vermilion 170 well at a cost of approximately $12.0 million.

(b) On November 29, 2012, the board of directors declared a one-time special dividend of $2.00 per share of common stock which was paid on December 17, 2002.

(c) During the fiscal year ended June 30, 2013, the Company's proved reserves decreased by approximately 68.7 Bcfe and its standardized measure decreased by approximately $156.4 million. This decrease is attributable to production of 24.4 Bcfe during the period, and a decrease of approximately 44.8 Bcfe in the estimated reserves at our Dutch, Mary Rose, Vermilion
170, and Ship Shoal 263 wells due to new information obtained by our reservoir engineer, offset by an increase of
0.5 Bcfe due to our onshore discovery at Crosby 12H-1 in the TMS. During the fiscal year ended June 30, 2012, the
Company's proved reserves decreased by approximately 40.2 Bcfe and its standardized measure decreased by approximately $203.2 million. This decrease is attributable to production of 31.3 Bcfe during the period, and a decrease of approximately 8.9 Bcfe in the estimated reserves at our Dutch, Mary Rose, and Vermilion 170 wells due to new information obtained.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview

Contango is a Houston, Texas based, independent natural gas and oil company.  The Company's core business is to explore, develop, produce and acquire natural gas and oil properties offshore in the shallow waters of the Gulf of Mexico.  COI, our wholly-owned subsidiary, acts as operator on our offshore properties. Contango has additional onshore investments in i) Alta Resources Investments, LLC, whose primary area of focus is the liquids-rich Kaybob Duvernay in Alberta, Canada; ii) Exaro Energy III LLC, which is primarily focused on the development of proved natural gas reserves in the Jonah Field in Wyoming; and iii) the Tuscaloosa Marine Shale where we own approximately 24,000 acres.
Revenues and Profitability. Our revenues, profitability and future growth depend substantially on prevailing prices for natural gas and oil and on our ability to find, develop and acquire natural gas and oil reserves that are economically recoverable.

Reserve Replacement. Generally, producing properties offshore in the Gulf of Mexico have high initial production rates, followed by steep declines. We must locate and develop or acquire new natural gas and oil reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and acquire natural gas and oil reserves. The Company did not replace any offshore reserves during the fiscal year ended June 30, 2013 or 2012. During fiscal year 2013, the Company drilled two dry holes at Ship Shoal 134 ("Eagle") and South Timbalier 75 ("Fang"). During fiscal year 2012, the Company did not drill any wells. Our permits to spud Eagle and Fang were approved in September 2011 and March 2012, respectively, but a lack of rig availability prevented us from drilling these wells during fiscal year 2012. While waiting for drilling rigs to become available, we spent most of fiscal year 2012 generating new prospects. In June 2012 and March 2013, the Company successfully acquired nine lease blocks at two Gulf of Mexico Lease Sales. Our plan is to promptly apply for permits to drill these prospects in 2013, 2014 and 2015. We therefore do not believe there will be a material impact on future sales or revenues or income from continuing operations.
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
The potential for removal of the liability cap for claims of damages from oil spills, and/or the enactment of onerous rules and regulations regarding activities in the Gulf of Mexico could significantly alter our industry. Such rules could effectively limit which companies can operate in the Gulf of Mexico. Small and medium-sized oil and gas companies may not be able to obtain insurance coverage at economically appropriate levels or meet financial responsibility requirements and would be forced to exit operations in the Gulf of Mexico. Potentially less attractive economics for offshore exploration and development programs going forward will require companies retaining operations in the Gulf of Mexico to review their business models. We have drilled, and believe we can continue to drill, safely in the Gulf of Mexico. However, exploration and production companies will be able to continue doing business in the Gulf of Mexico only to the extent it remains economically viable.
Delays and volatility are inherent in our business. We have maintained a capital structure with a strong liquidity position allowing us to manage during periods of uncertainty. We believe we are well-positioned to respond to the increasingly complex regulatory framework for the Gulf of Mexico.
Results of Operations

The table below sets forth our average net daily production data in Mmcfed from our offshore wells for each of the periods indicated:

	Three Months Ended
	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013

Dutch and Mary Rose wells	67.5	54.2	57.2	59.5	57.2
Ship Shoal 263 well	7.6	3.5	2.6	0.9	0.6
Vermilion 170 well	15.5	10.5	12.9	3.6	4.0
Non-operated wells	0.2	—	—	0.6	0.4
	90.8	68.2	72.7	64.6	62.2

Dutch and Mary Rose Wells

•
Production at our Dutch and Mary Rose wells has been fairly consistent over the past year. As of June 30, 2013, the ten Dutch and Mary Rose wells were flowing approximately 54.4 Mmcfed, net to Contango.

Ship Shoal 263 Well

•
Production at this well has been slowly decreasing since 2011 due to overheating, scaling problems, and water production. The well has also been shut-in several times for production logging and chemical treatment. We believe that this well may be fully depleted in the next twelve months. The well reached payout during fiscal year 2012. We will continue producing this well as long as it is economical. As of June 30, 2013, the well was flowing at approximately 0.7 Mmcfed, net to Contango.

•
During the fiscal year ended June 30, 2013, due to the decline in production from this well, our reservoir engineer revised his estimated net proved natural gas and oil reserves from this well. As a result, the net book value of our Ship Shoal 263 well exceeded the future undiscounted cash flows associated with its reserves. Accordingly, the Company recognized an impairment expense of approximately $12.0 million for the fiscal year ended June 30, 2013.

Vermilion 170 Well

•
In January 2013, we identified sustained casing pressure between the production tubing and the production casing at our Vermilion 170 well. Diagnostic tests revealed that the production tubing had parted downhole requiring a workover of the well. Well production was shut-in and the original tubing and completion assembly were successfully removed. Operations were conducted to replace the tubing and restore the well, which resumed production in June 2013. As of June 30, 2013, this well was flowing at approximately 9.5 Mmcfed, net to Contango.

The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids ("NGLs") from continuing operations for the fiscal years ended June 30, 2013, 2012 and 2011. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six thousand cubic feet (“Mcf”) of natural gas. Reported lease operating expenses include property and severance taxes.

	Year Ended June 30,			Year Ended June 30,
	2013	2012	%	2012	2011	%
Revenues:	(thousands)			(thousands)
Natural gas sales	$66,441	$73,068	(9)%	$73,068	$106,781	(32)%
Condensate sales	$39,009	$69,547	(44)%	$69,547	$61,862	12%
NGL sales	$21,751	$36,657	(41)%	$36,657	$33,078	11%
Total revenues	$127,201	$179,272	(29)%	$179,272	$201,721	(11)%

Annual Production:
Natural gas (million cubic feet)
Dutch and Mary Rose field	16,152	18,303	(12)%	18,303	20,589	(11)%
Vermilion 170 field	2,054	3,098	(34)%	3,098	—	100%
Other fields	452	2,216	(80)%	2,216	3,679	(40)%
Total natural gas	18,658	23,617	(21)%	23,617	24,268	(3)%
Oil and condensate (thousand barrels)
Dutch and Mary Rose field	263	347	(24)%	347	456	(24)%
Vermilion 170 field	51	123	(59)%	123	—	100%
Other fields	48	145	(67)%	145	217	(33)%
Total oil and condensate	362	615	(41)%	615	673	(9)%
Natural gas liquids (thousand gallons)
Dutch and Mary Rose field	21,568	21,452	1%	21,452	25,389	(16)%
Vermilion 170 field	3,391	5,390	(37)%	5,390	—	100%
Other fields	270	959	(72)%	959	1,537	(38)%
Total natural gas liquids	25,229	27,801	(9)%	27,801	26,926	3%
Total (million cubic feet equivalent)
Dutch and Mary Rose field	20,811	23,450	(11)%	23,450	26,952	(13)%
Vermilion 170 field	2,844	4,606	(38)%	4,606	—	100%
Other fields	779	3,223	(76)%	3,223	5,201	(38)%
Total production	24,434	31,279	(22)%	31,279	32,153	(3)%

Daily Production:
Natural gas (million cubic feet per day)
Dutch and Mary Rose field	44.3	50.0	(12)%	50.0	56.4	(11)%
Vermilion 170 field	5.6	8.4	(34)%	8.4	—	100%
Other fields	1.2	6.1	(80)%	6.1	10.1	(40)%
Total natural gas	51.1	64.5	(21)%	64.5	66.5	(3)%
Oil and condensate (thousand barrels per day)
Dutch and Mary Rose field	0.7	0.9	(24)%	0.9	1.2	(24)%
Vermilion 170 field	0.2	0.4	(59)%	0.4	—	100%
Other fields	0.1	0.4	(67)%	0.4	0.6	(33)%
Total oil and condensate	1.0	1.7	(41)%	1.7	1.8	(9)%

	Year Ended June 30,			Year Ended June 30,
	2013	2012	%	2012	2011	%
Daily Production (continued):
Natural gas liquids (thousand gallons per day)
Dutch and Mary Rose field	59.1	58.6	1%	58.6	69.6	(16)%
Vermilion 170 field	9.3	14.8	(37)%	14.8	—	100%
Other fields	0.7	2.6	(72)%	2.6	4.2	(38)%
Total natural gas liquids	69.1	76.0	(9)%	76.0	73.8	3%
Total (million cubic feet equivalent per day)
Dutch and Mary Rose field	56.9	63.8	(11)%	63.8	73.6	(13)%
Vermilion 170 field	8.1	12.8	(38)%	12.8	—	100%
Other fields	1.9	8.9	(76)%	8.9	14.5	(38)%
Total production	66.9	85.5	(22)%	85.5	88.1	(3)%

Average Sales Price:
Natural gas (per thousand cubic feet)	$3.56	$3.10	15%	$3.10	$4.40	(30)%
Oil and condensate (per barrel)	$107.75	$112.75	(4)%	$112.75	$91.98	23%
Natural gas liquids (per gallon)	$0.86	$1.32	(35)%	$1.32	$1.23	7%
Total (per thousand cubic feet equivalent)	$5.21	$5.73	(9)%	$5.73	$6.27	(9)%

Expenses (thousands):
Operating expenses	$31,907	$25,183	27%	$25,183	$25,691	(2)%
Exploration expenses	$51,748	$346	*	$346	$9,751	(96)%
Depreciation, depletion and amortization	$41,060	$49,052	(16)%	$49,052	$52,198	(6)%
Impairment of natural gas and oil properties	$14,845	$—	100%	$—	$1,786	(100)%
General and administrative expenses	$14,364	$10,418	38%	$10,418	$12,341	(16)%
Other income (expense), net	$9,665	$(312)	*	$(312)	$(157)	99%
Gain (loss) from affiliates (net of taxes)	$1,241	$(449)	(376)%	$(449)	$—	100%

Selected data per Mcfe:
Operating expenses	$1.30	$0.81	60%	$0.81	$0.80	1%
General and administrative expenses	$0.59	$0.33	79%	$0.33	$0.38	(13)%
Depreciation, depletion and amortization of natural gas and oil properties	$1.65	$1.54	7%	$1.54	$1.61	(4)%

* Greater than 1,000%

Not included in the table above is production information from our discontinued operations. For the fiscal year ended June 30, 2012, our discontinued operations produced approximately 1.7 Mmcf of natural gas at an average price of $3.79 per Mcf. For the fiscal year ended June 30, 2011, our discontinued operations produced approximately 1,892 Mmcf of natural gas, 12.8 MBbls of condensate, and 2.6 million gallons of natural gas liquids at an average price of $3.45 per Mcf, $86.91 per Bbl and $0.96 per gallon, respectively. The Company did not have any discontinued operations for the fiscal year ended June 30, 2013.
Natural Gas, Oil and NGL Sales and Production. All of our revenues are from the sale of our natural gas, oil and natural gas liquids production. Our revenues may vary significantly from year to year depending on changes in commodity prices, which fluctuate widely, and production volumes. Our production volumes are subject to wide swings as a result of new discoveries, weather and mechanical related problems. In addition, our production declines over time as we produce our reserves.

We reported revenues of approximately $127.2 million for the year ended June 30, 2013, compared to revenues of approximately $179.3 million for the year ended June 30, 2012. This decrease in revenues was primarily attributable to a decrease in natural gas, condensate and NGL production, further compounded by a lower average equivalent sales price received for the period.
Our net natural gas production for the year ended June 30, 2013 was approximately 51.1 Mmcfd, down from approximately 64.5 Mmcfd for the year ended June 30, 2012. Additionally, net oil production decreased from 1,700 barrels per day to 1,000 barrels per day, while NGL production decreased from approximately 76,000 gallons per day to 69,100 gallons per day. In total, equivalent production decreased from 85.5 Mmcfed to 66.9 Mmcfed. This decrease in natural gas, oil and NGL production was principally attributable to our Vermilion 170 well which was shut-in for approximately six months this fiscal year for workover operations, our Ship Shoal 263 well which has been quickly depleting over the past year, and our Mary Rose #5 well which has been producing intermittently during most of the year.
We reported revenues of approximately $179.3 million for the year ended June 30, 2012, down from approximately $201.7 million reported for the year ended June 30, 2011. This decrease in sales was principally attributable to lower equivalent production for the period as well as a lower average equivalent sales price received for the period.
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
Average Sales Prices. For the fiscal year ended June 30, 2013, the price of natural gas was $3.56 per Mcf while the price for oil and NGLs was $107.75 per barrel and $0.86 per gallon, respectively. For the year ended June 30, 2012, the price of natural gas was $3.10 per Mcf while the price for oil and NGLs was $112.75 per barrel and $1.32 per gallon, respectively. For the year ended June 30, 2011, the price of natural gas was $4.40 per Mcf while the price for oil and NGLs was $91.98 per barrel and $1.23 per gallon, respectively.
Operating Expenses. Lease operating expenses ("LOE") for the fiscal year ended June 30, 2013 were approximately $31.9 million, which included approximately $3.3 million of Louisiana state severance taxes, $12.0 million in workover costs for Vermilion 170, $0.4 million in workover costs for other wells and $4.7 million of well insurance. The remaining $11.4 million related to recurring lease operating expenses.
Operating expenses for the year ended June 30, 2012 were approximately $25.2 million, which included approximately $4.1 million in Louisiana state severance taxes, $1.6 million in workover costs, and $4.4 million of well insurance. The remaining $15.1 million related to lease operating expenses for 12 offshore wells. Operating expenses for the year ended June 30, 2011 were approximately $25.7 million, which included approximately $4.6 million in Louisiana state severance taxes, $1.7 million in workover costs, and $4.6 million of well insurance. The remaining $14.8 million related to recurring lease operating expenses for 11 offshore wells.
Exploration Expenses. We reported approximately $51.7 million of exploration expenses for the fiscal year ended June 30, 2013, which consists of $50.0 million for our dry holes at Ship Shoal 134 ("Eagle") and South Timbalier 75 ("Fang"), $1.4 million related to an unsuccessful drilling program at Jim Hogg County, Texas and $0.3 million for geological and geophysical activities, seismic data and delay rentals.
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
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the fiscal year ended June 30, 2013 was approximately $41.1 million. This compares to approximately $49.1 million for the year ended June 30, 2012. The decrease in depreciation, depletion and amortization was primarily attributable to a decrease in overall production.
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
Impairment of Natural Gas and Oil Properties. For the fiscal year ended June 30, 2013, the Company recorded impairment expense of approximately $14.8 million. Of this amount, approximately $12.0 million related to our Ship Shoal 263 well; $2.1 million related to the Eugene Island 24 platform and other properties, $0.5 million related to leasehold costs on our Ship Shoal 83 prospect which we relinquished in August 2013, and $0.2 million related to leasehold costs on our Brazos Area 543 prospect.
No impairment expense was recorded for the year ended June 30, 2012. For the year ended June 30, 2011, the Company recorded impairment expense of approximately $1.8 million related to the relinquishment of 14 lease blocks owned by Contango and REX.
General and Administrative Expenses. General and administrative expenses for the fiscal year ended June 30, 2013 were approximately $14.4 million, compared to $10.4 million for the year ended June 30, 2012. Major components of general and administrative expenses for the year ended June 30, 2013 included approximately $6.2 million in salaries and benefits, $1.2 million in office administration and other expenses, $0.6 million in board compensation, $0.6 million in accounting and tax services, $1.0 million in franchise taxes, and $4.8 million in legal, professional and other administrative expenses, which includes $3.0 million attributable to the proposed Merger.
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
General and administrative expenses for the year ended June 30, 2011 were approximately $12.3 million. Major components of general and administrative expenses for the year ended June 30, 2011 included approximately $9.6 million in salaries, bonuses, stock-based compensation, benefits and board compensation (includes $1.3 million in non-cash expenses related to option awards), $0.9 million in office administration and other expenses, $0.5 million in insurance costs, $0.5 million in accounting and tax services, and $0.8 million in legal, consulting and other administrative expenses.
Other Income (Expense). Other income for the fiscal year ended June 30, 2013 included the proceeds of a $10 million life insurance policy for the Company's former Chairman, President and Chief Executive Officer, Mr. Peak, who passed away on April 19, 2013.
Discontinued Operations. The table and discussions above, along with our financial statements, discuss only continuing operations for all fiscal years presented. Not reflected are the Company’s sold producing properties which generated approximately 0%, 0% and 5% of combined revenues for the fiscal year ended June 30, 2013, 2012 and 2011, respectively. See Note 5 – Discontinued Operations of Notes to Consolidated Financial Statements included as part of this Form 10-K, for a discussion of our discontinued operations.
Capital Resources and Liquidity
Cash From Operating Activities. Cash flow from operating activities provided approximately $95.7 million in cash for the year ended June 30, 2013 compared to $73.6 million for the same period in 2012. This increase in cash provided by operating activities was primarily attributable to the timing of payments of the Company's obligations.
Cash flow from operating activities provided approximately $73.6 million in cash for the year ended June 30, 2012 compared to $140.6 million for the same period in 2011. This decrease in cash provided by operating activities was primarily attributable to decreased natural gas, oil and NGL sales and production as well as higher amounts of taxes paid due to reduced drilling activities in 2012.
Cash From Investing Activities. Cash used in investing activities for the fiscal year ended June 30, 2013 was approximately $88.7 million, which consisted mainly of $80.4 million in capital expenditures for drilling and developing wells ($50.0 million of this was Eagle and Fang), investing $16.4 million in Alta and Exaro, partially offset by receiving $7.5 million as a return of capital related to our Exaro investment and $0.6 million as a distribution from REX to its partners.
Cash flows used in investing activities for the year ended June 30, 2012 were approximately $73.4 million, which consisted mainly of $20.8 million in capital expenditures for developing our wells and facilities and $53.4 million in equity investments in Alta and Exaro. Cash flows used in investing activities for the year ended June 30, 2011 were approximately $33.3 million, which consisted mainly of $70.0 million in capital expenditures, offset by receiving approximately $38.7 million in proceeds from the sale of assets.
Cash From Financing Activities. Cash used in financing activities for the fiscal year ended June 30, 2013 were approximately $35.5 million, compared to $20.2 million used in financing activities for the same period in 2012. This increase in cash used is attributable to paying a $30.5 million dividend to shareholders in December 2012 and purchasing $5 million of common stock under our publicly announced share repurchase programs.
Cash used in financing activities for the year ended June 30, 2012 were approximately $20.2 million, compared to $9.8 million used in financing activities for the same period in 2011. During the fiscal year ended June 30, 2012, the Company invested significantly more to repurchase shares of its common stock pursuant to its share repurchase program.
Income Taxes. During the year ended June 30, 2013 we paid $2.4 million in income taxes and received a federal refund of $4.9 million for prior year tax over-payments. During the year ended 2012 and 2011, we paid approximately $50.7 million and $31.9 million, respectively, in federal and state income taxes, net of refunds received.
Capital Budget. For fiscal year 2014, our capital expenditure budget calls for us to invest approximately $35.0 million from cash flow from operations and cash on hand as follows:

•	We have budgeted to invest approximately $12.5 million to drill, complete and begin production on our South Timbalier 17 well.

•
We have budgeted to invest approximately $22.5 million to drill our Ship Shoal 255 prospect. Should we be successful, we will have the opportunity to spend significantly more capital to complete development and bring the discovery to producing status.

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

On April 30, 2013, the Company announced that it had entered into a Merger Agreement with Crimson for an all-stock transaction pursuant to which Crimson would become a wholly-owned subsidiary of the Company. Should the Merger be approved by the Company's shareholders, we will have the opportunity to spend significantly more capital to develop Crimson's assets. See Note 16 - Merger with Crimson Exploration, Inc. for more information on the Merger.
Discontinued Operations. The Company, since its inception in September 1999, has raised money from various property sales. These sales brought forward future revenues and cash flows, but our longer term liquidity could be impaired to the extent our exploration efforts are not successful in generating new discoveries, production, revenues and cash flows. Further, as a result of these property sales the Company’s ability to collateralize bank borrowings is reduced which increases our dependence on more expensive mezzanine debt and potential equity sales. The availability of such funds will depend upon prevailing market conditions and other factors over which we have no control, as well as our financial condition and results of operations.
The table below sets forth the proceeds received from natural gas and oil property sales for the year ended June 30, 2012 and 2011, the impact of these sales on our developed reserve quantities, and a measure of our developed reserves held at the end of each such fiscal year. See the reserve activity reported in the Supplemental Oil and Gas Disclosures on pages F-23 through F-26 for a more detailed discussion regarding our standardized measure. The Company did not have any property sales for the fiscal year ended June 30, 2013.

Fiscal Year of Property Sale	Proceeds Received	Reserves Sold (Bcfe)	Reserves at end of Fiscal Year (Bcfe)	Standardized Measure of Discounted Future Net Cash Flows at end of Fiscal Year (’000)
2012	$10 thousand	—	256.6	$513,932
2011	$38.7 million	17.2	296.7	$717,360

For fiscal year 2012 and 2011, the Company realized approximately $(0.4) million and $6.7 million in operating cash flows from discontinued operations, approximately $10,000 and $10.9 million in investing cash flows from discontinued operations and approximately $0.4 million and $(17.5) million in financing cash flows from discontinued operations.

Off Balance Sheet Arrangements
None.
Contractual Obligations
The following table summarizes our known contractual obligations as of June 30, 2013:

	Payment due by period (thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long term debt	$—	$—	$—	$—	$—
Delay rentals	1,302	318	636	348	—
Asset retirement obligations	13,345	623	—	—	12,722
Operating leases	871	328	543	—	—
Total	$15,518	$1,269	$1,179	$348	$12,722
In addition, the Company pays a commitment fee of 0.125% on the unused borrowing capacity of our $40 million credit facility with Amegy Bank (See “Credit Facility” below). We have also committed to invest up to an additional $20.6 million in Exaro Energy.
Credit Facility
On October 2010, the Company completed the arrangement of a $40 million secured revolving credit agreement with Amegy Bank (the “Credit Agreement”). The Credit Agreement is supported by a hydrocarbon borrowing base and is available to fund the Company’s exploration and development activities, as well as repurchase shares of common stock of the Company and to fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company, including our natural gas and oil properties. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and effective November 1, 2011, a commitment fee of 0.125% is owed on unused borrowing capacity. The Credit Agreement contains customary covenants including limitations on our current ratio and additional indebtedness. As of the date of this report, the Company was in compliance with all covenants and had no amounts outstanding under the Credit Agreement.
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
Successful Efforts Method of Accounting. Our application of the successful efforts method of accounting for our natural gas and oil exploration and production activities requires judgments as to whether particular wells are developmental or exploratory, since exploratory costs and the costs related to exploratory wells that are determined to not have proved reserves must be expensed whereas developmental costs are capitalized. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver natural gas and oil in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. On occasion, wells are drilled which have targeted geologic structures that are both developmental and exploratory in nature, and in such instances an allocation of costs is required to properly account for the results. Delineation seismic costs incurred to select development locations within a productive natural gas and oil field are typically treated as development costs and capitalized, but often these seismic programs extend beyond the proved reserve areas and therefore management must estimate the portion of seismic costs to expense as exploratory. The evaluation of natural gas and oil leasehold acquisition costs included in unproved properties requires management's judgment of exploratory costs related to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.
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
Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at June 30, 2013 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $2.1 million, $4.5 million, and $7.1 million, respectively.
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
Recent Accounting Pronouncements

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), revised its criteria related to internal controls over financial reporting from the originally established 1992 Internal Control - Integrated Framework with 2013 Internal Control - Integrated Framework. The modified framework provides enhanced guidance that ties control objectives to the related risk, enhancement of governance concepts, increased emphasis on globalization of markets and operations, increased recognition of use and reliance on information technology, increased discussion of fraud as it relates to internal control, changes of control deficiency descriptions, and that internal reporting is included in both financial and nonfinancial objectives. The revised framework is effective for interim and annual periods beginning after December 15, 2013, with early adoption being permitted. We are currently evaluating the provisions of the revised framework and assessing the impact, if any, it may have on our internal control structure.

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (ASU 2013-04). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. The accounting update is effective for interim and annual periods beginning after December 15, 2013. We are currently evaluating the provisions of this accounting update and assessing the impact, if any, it may have on our financial position and results of operations.
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are tied to the spot prices applicable to natural gas and crude oil at the applicable delivery points. Prices received for natural gas and oil are volatile and unpredictable. We do not hedge against price risk exposure. For the year ended June 30, 2013, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximately $12.7 million impact on our revenues.
Interest Rate Risk. As of the date of this report, we had no long-term debt subject to the risk of loss associated with movements in interest rates.

As of June 30, 2013, we had approximately $101.5 million in cash and cash equivalents, all of which was held in interest bearing investment accounts. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of June 30, 2013, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.
Item 8. Financial Statements and Supplementary Data
The financial statements and supplemental information required to be filed under Item 8 of Form 10-K are presented on pages F-1 through F-29 of this Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s senior management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2013, the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chairman, Acting Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There was no change in our internal controls over financial reporting during the three months ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission. Based on the Company’s evaluation under the framework in 1992 Internal Control—Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2013.
Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of June 30, 2013, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Contango Oil & Gas Company
We have audited the internal control over financial reporting of Contango Oil & Gas Company's (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2013, based on criteria established in 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Contango Oil & Gas Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in 1992 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2013 and our report dated August 29, 2013 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Houston, Texas
August 29, 2013

Item 9B. Other Information
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

On April 29, 2013, the Company and Crimson entered into a Merger Agreement, pursuant to which Crimson will become a wholly owned subsidiary of the Company. Subject to the terms and conditions of the Merger Agreement, each share of Crimson common stock will be converted into 0.08288 shares of common stock of the Company. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes, so that none of the Company, Crimson or Crimson's stockholders will recognize any gain or loss in the Merger, except that Crimson's stockholders may recognize gain or loss with respect to cash received in lieu of fractional shares of Company common stock.

The closing of the Merger is expected to occur in early October 2013, subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the adoption of the Merger Agreement by Crimson's stockholders; (ii) the approval by the Company's stockholders of the issuance of Company common stock in the Merger to Crimson's stockholders; (iii) the approval for listing on the New York Stock Exchange of the Company common stock to be issued in the Merger; (iv) subject to specified materiality standards, the accuracy of the representations and warranties of, and the performance of all covenants by, the parties; (v) the absence of a material adverse effect with respect to each of Crimson and the Company; and (vi) the delivery of tax opinions that the Merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code. See Note 16 - Merger with Crimson Exploration Inc. for additional information.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act, not later than 120 days after June 30, 2013.
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

Exhibit Number	Description
2.1	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and REX Offshore Corporation, dated as of September 1, 2005. (10)
2.2	Purchase and Sale Agreement, by and between Juneau Exploration, L.P. and COE Offshore, LLC dated as of September 1, 2005. (10)
2.3	Agreement and Plan of Merger, among Contango Oil & Gas Company, Contango Acquisition, Inc. and Crimson Exploration Inc., dated as of April 29, 2013. (26)
3.1	Certificate of Incorporation of Contango Oil & Gas Company. (5)
3.2	Bylaws of Contango Oil & Gas Company. (5)
3.3	Agreement of Plan of Merger of Contango Oil & Gas Company, a Delaware corporation, and Contango Oil & Gas Company, a Nevada corporation. (5)
3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (8)
4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (1)
4.4	Certificate of Designation of Series F Junior Preferred Stock of Contango Oil & Gas Company dated September 30, 2008. (16)
4.5	Rights Agreement, dated as of September 30, 2008, between Contango Oil & Gas Company and Computershare Trust Company, N.A., as Rights Agent. (16)
4.6	Registration Rights Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, OCM Crimson Holdings, LLC and OCM GW Holdings, LLC. (26)
10.1	Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C. (2)
10.2	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Trust Company of the West. (3)
10.3	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Fairfield Industries Incorporated. (3)
10.4	Securities Purchase Agreement dated August 24, 2000 by and between Contango Oil & Gas Company and Juneau Exploration Company, L.L.C. (3)
10.5	Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, LLC. dated effective as of September 1, 1999. (4)
10.6	Asset Purchase Agreement by and among Juneau Exploration, L.P. and Contango Oil & Gas Company dated January 4, 2002. (6)
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

10.9	Purchase and Sale Agreement between Juneau Exploration, L.P. and Contango Operators, Inc. dated October 1, 2010. (20)

10.10		Purchase and Sale Agreement between Conterra Company as Seller, and Patara Oil & Gas LLC as Purchaser, dated April 22, 2011. (21)
10.11		Limited Liability Company Agreement of Republic Exploration LLC dated August 24, 2000. (10)
10.12		Amendment to Limited Liability Company Agreement and Additional Agreements of Republic Exploration LLC dated as of September 1, 2005. (10)
10.13		Limited Liability Company Agreement of Contango Offshore Exploration LLC dated November 1, 2000. (10)
10.14		First Amendment to Limited Liability Company Agreement and Additional Agreements of Contango Offshore Exploration LLC dated as of September 1, 2005. (10)
10.15	*	Contango Oil & Gas Company 1999 Stock Incentive Plan. (11)
10.16	*	Amendment No. 1 to Contango Oil & Gas Company 1999 Stock Incentive Plan dated as of March 1, 2001. (11)
10.17		Demand Promissory Note dated October 26, 2006 with Schedules I, II and III. (12)
10.18		Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.19		Partial Assignment of Oil and Gas Leases between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.20		Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.21		Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.22		Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of January 3, 2008. (13)
10.23		Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.24		Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.25		Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.26		Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.27		Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (14)
10.28		Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (14)
10.29		Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (14)
10.30		Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008. (14)
10.31		Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of April 3, 2008. (14)
10.32		Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008. (14)
10.33		Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)
10.34		Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)
10.35		Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)
10.36		Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)
10.37		Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)
10.38		Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)
10.39		Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)

10.40		Amended and Restated Limited Liability Company Agreement of Republic Exploration LLC, dated April 1, 2008. (14)
10.41		Amended and Restated Limited Liability Company Agreement of Contango Offshore Exploration LLC, dated April 1, 2008. (15)
10.42		Registration Rights Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, OCM Crimson Holdings, LLC and OCM GW Holdings, LLC. (26)
10.43	*	Contango Oil & Gas Company Annual Incentive Plan. (22)
10.44	*	Contango Oil & Gas Company 2009 Equity Compensation Plan. (22)
10.45		Conterra Joint Venture Development Agreement effective October 1, 2009 between Conterra Company and Patara Oil & Gas LLC. (18)
10.46		First Amended and Restated Limited Liability Company Agreement dated as of March 31, 2012. (23)
10.47		Advisory Agreement between Contango Oil & Gas Company and Juneau Exploration, L.P., dated as of April 5, 2012. (24)
10.48		Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of October 9, 2008 between Contango Offshore Exploration LLC and Contango Operators, Inc. (25)
10.49		Amendment to Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of October 7, 2009 between Contango Offshore Exploration LLC and Contango Operators, Inc. (25)
10.50
Amendment to Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of January 29, 2010 between Contango Offshore Exploration LLC and Contango Operators, Inc. (25)

10.51		Participation Agreement covering OCS-G 33596, Vermilion 170, dated as of July 1, 2010 between Republic Exploration LLC and Contango Operators, Inc. (25)
10.52
Participation Agreement covering OCS-G 33640, Ship Shoal 121; OCS-G 33641, Ship Shoal 122; and OCS-G 22701, Ship Shoal 134, dated as of July 1, 2010 between Republic Exploration LLC and Contango Operators, Inc. (25)

10.53
Amendment to Participation Agreement covering OCS-G 33640, Ship Shoal 121; OCS-G 33641, Ship Shoal 122; and OCS-G 22701, Ship Shoal 134, dated as of June 30, 2012 between Republic Exploration LLC and Contango Operators, Inc. (25)

10.54		Participation Agreement covering OCS-G 22738, South Timbalier 75, dated as of July 26, 2011 between Republic Exploration LLC and Contango Operators, Inc. (25)
10.55		Amendment to Participation Agreement covering OCS-G 22738, South Timbalier 75, dated as of August 21, 2012 between Republic Exploration LLC and Contango Operators, Inc. (25)
10.56		Participation Agreement covering Tuscaloosa Marine Shale, dated as of August 27, 2012 between Juneau Exploration LP and Contango Operators, Inc. (25)
10.57		Letter Agreement dated as of June 8, 2012 between Juneau Exploration LP and Contango Operators, Inc. (25)
10.58		Participation Agreement covering Central Gulf of Mexico Lease Sale 216/222, dated as of August 27, 2012 between Republic Exploration LLC and Contango Operators, Inc. (25)
10.59		Participation Agreement covering Central Gulf of Mexico Lease Sale 216/222, dated as of August 27, 2012 between Juneau Exploration LP and Contango Operators, Inc. (25)
10.60		Agreement to Purchase Overriding Royalty Interest, dated March 1, 2010 between Contango Offshore Exploration LLC and Juneau Exploration LP. (25)
10.61		Support and Irrevocable Proxy Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, Contango Acquisition, Inc. and OCM Crimson Holdings, LLC. (26)
10.62		Support and Irrevocable Proxy Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, Contango Acquisition, Inc. and OCM GW Holdings, LLC. (26)
10.63		Support and Irrevocable Proxy Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, Contango Acquisition, Inc. and Allan D. Keel. (26)
10.64		Support and Irrevocable Proxy Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, Contango Acquisition, Inc. and E. Joseph Grady. (26)
10.65		Support and Irrevocable Proxy Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, Contango Acquisition, Inc. and A. Carl Isaac. (26)
10.66		Support and Irrevocable Proxy Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, Contango Acquisition, Inc. and Jay S. Mengle. (26)
10.67		Support and Irrevocable Proxy Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, Contango Acquisition, Inc. and Thomas H. Atkins. (26)

10.68	Support and Irrevocable Proxy Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, Contango Acquisition, Inc. and John A. Thomas. (26)
10.69	Employment Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company and Allan D. Keel. (26)
10.70	Employment Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company and E. Joseph Grady. (26)
10.71	Termination of Advisory Agreement between Contango Oil & Gas Company and Juneau Exploration, L.P., dated as of April 1, 2012. (27)
10.72	First Right of Refusal Agreement between Contango Oil & Gas Company and Juneau Exploration, L.P., entered into as of January 1, 2013. (27)
10.73	Advisory Agreement between Contaro Company and Juneau Exploration, L.P., entered into as of January 1, 2013. (27)
10.74	Employment Agreement, dated as of June 10, 2013, among Contango Oil & Gas Company and Jeffrey A. Sikora. (28)
10.75	Employment Agreement, dated as of June 7, 2013, among Contango Oil & Gas Company and A. Carl Isaac. (28)
10.76	Employment Agreement, dated as of June 7, 2013, among Contango Oil & Gas Company and John A. Thomas. (28)
10.77	Employment Agreement, dated as of June 7, 2013, among Contango Oil & Gas Company and Jay S. Mengle. (28)
10.78	Employment Agreement, dated as of June 7, 2013, among Contango Oil & Gas Company and Thomas H. Atkins. (28)
10.79	Transition Agreement, dated as of June 10, 2013, between Contango Oil & Gas Company and Marc Duncan. (29)
10.80	Participation Agreement covering Central Gulf of Mexico Lease Sale 227, dated as of March 21, 2013 between Republic Exploration LLC and Contango Operators, Inc. †
10.81
Participation Agreement covering Timbalier Island Prospect, South Timbalier Area Block 17, S.L. 21906, dated as of April 3, 2013 between Republic Exploration LLC, Juneau Exploration, L.P. and Contango Operators, Inc. †

14.1	Code of Ethics. (25)
21.1	List of Subsidiaries. †
21.2	Organizational Chart. †
23.1	Consent of William M. Cobb & Associates, Inc. †
23.2	Consent of Lonquist & Co. LLC. †
23.3	Consent of W.D. Von Gonten & Co. †
23.4	Consent of Grant Thornton LLP. †
31.1	Certification of Acting Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1	Certification of Acting Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
99.1	Report of William M. Cobb & Associates, Inc. †
99.2	Report of W.D. Von Gonten and Company †
99.3
Form of Support and Irrevocable Proxy Agreement, dated as of April 29, 2013, among Crimson Exploration Inc., and the following directors and executive officers of Contango Oil & Gas Company: the Estate of Kenneth R. Peak, Joseph J. Romano, Brad Juneau, Sergio Castro and Yaroslava Makalskaya. (26)

†	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement.

1.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.
3.	Filed as an exhibit to the Company’s report on Form 8-K, dated August 24, 2000, as filed with the Securities and Exchange Commission of September 8, 2000.
4.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.
5.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
6.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2002, as filed with the Securities and Exchange Commission on January 8, 2002.
7.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2002.
8.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
9.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 22, 2003.
10.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 2, 2005, as filed with the Securities and Exchange Commission on September 8, 2005.
11.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2005, as filed with the Securities and Exchange Commission on September 13, 2005.
12.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2006, dated November 8, 2006, as filed with the Securities and Exchange Commission.
13.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 3, 2008, as filed with the Securities and Exchange Commission on January 9, 2008.
14.	Filed as an exhibit to the Company’s report on Form 8-K, dated April 3, 2008, as filed with the Securities and Exchange Commission on April 9, 2008.
15.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission on August 29, 2008.
16.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 30, 2008, as filed with the Securities and Exchange Commission on October 1, 2008.
17.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission on May 11, 2009.
18.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 22, 2009, as filed with the Securities and Exchange Commission on October 28, 2009.
19.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 20, 2010 as filed with the Securities and Exchange Commission on October 25, 2010.
20.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission on November 9, 2010.
21.	Filed as an exhibit to the Company’s report on Form 8-K, dated May 13, 2011 as filed with the Securities and Exchange Commission on May 18, 2011.
22.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Securities and Exchange Commission on September 13, 2010.
23.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of March 31, 2012, as filed with the Securities and Exchange Commission on April 5, 2012.
24.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of April 10, 2012, as filed with the Securities and Exchange Commission on April 11, 2012.
25.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on August 29, 2012.
26.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of April 29, 2013, as filed with the Securities and Exchange Commission on May 1, 2013.
27.	Filed as an exhibit to the Company's report on Form 10-Q for the quarter ended December 31, 2012, as filed with the Securities and Exchange Commission on February 11, 2013.
28.	Filed as an exhibit to the Company's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on June 13, 2013.

29.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of June 7, 2013, as filed with the Securities and Exchange Commission on June 14, 2013.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTANGO OIL & GAS COMPANY

/s/ JOSEPH J. ROMANO	/s/ SERGIO CASTRO	/s/ YAROSLAVA MAKALSKAYA
Joseph J. Romano	Sergio Castro	Yaroslava Makalskaya
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer
(principal executive officer)	(principal financial officer)	(principal accounting officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ B.A. BERILGEN B.A. Berilgen	Director	August 29, 2013

/s/ JAY D. BREHMER Jay D. Brehmer	Director	August 29, 2013

/s/ BRAD. JUNEAU Brad Juneau	Director	August 29, 2013

/s/ CHARLES M. REIMER Charles M. Reimer	Director	August 29, 2013

/s/ STEVEN L. SCHOONOVER Steven L. Schoonover	Director	August 29, 2013

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Contango Oil & Gas Company
We have audited the accompanying consolidated balance sheets of Contango Oil & Gas Company (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Contango Oil & Gas Company and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2013, based on criteria established in 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 29, 2013 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP

Houston, Texas
August 29, 2013

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	2012
CURRENT ASSETS:	(thousands)
Cash and cash equivalents	$101,485	$129,983
Accounts receivable:
Trade receivable	26,312	29,688
Joint interest billings	4,996	4,768
Income taxes	4,504	4,510
Other receivables	648	242
Prepaid expenses	4,146	5,762
Inventory and other	2,147	260
Total current assets	144,238	175,213
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	562,572	561,713
Unproved properties	24,259	12,485
Furniture and equipment	229	213
Accumulated depreciation, depletion and amortization	(218,122)	(178,081)
Total property, plant and equipment, net	368,938	396,330
OTHER ASSETS:
Investment in affiliates	63,123	52,827
Other	162	284
TOTAL ASSETS	$576,461	$624,654

CURRENT LIABILITIES:
Accounts payable	$4,926	$3,084
Royalties and revenue payable	21,651	22,098
Accrued liabilities	4,882	6,796
Accrued exploration and development	313	2,334
Total current liabilities	31,772	34,312

DEFERRED TAX LIABILITY	115,923	118,010
ASSET RETIREMENT OBLIGATION	9,612	7,993
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50 million shares authorized, 20,135,107 shares issued and 15,194,952 shares outstanding at June 30, 2013, 20,135,107 shares issued and 15,292,448 shares outstanding at June 30, 2012	805	805
Additional paid-in capital	79,024	79,024
Treasury stock at cost (4,940,155 shares at June 30, 2013 and 4,842,659 shares at June 30, 2012)	(117,162)	(112,207)
Retained earnings	456,487	496,717
Total shareholders’ equity	419,154	464,339
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$576,461	$624,654
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended June 30,
	2013	2012	2011
REVENUES:
Natural gas and oil sales	$127,201	$179,272	$201,721
Total revenues	127,201	179,272	201,721

EXPENSES:
Operating expenses	31,907	25,183	25,691
Exploration expenses	51,748	346	9,751
Depreciation, depletion and amortization	41,060	49,052	52,198
Impairment of natural gas and oil properties	14,845	—	1,786
General and administrative expense	14,364	10,418	12,341
Total expenses	153,924	84,999	101,767

Gain (loss) from investment in affiliates (net of income taxes)	1,241	(449)	—
Other income (expense)	9,665	(312)	(157)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	(15,817)	93,512	99,797
Benefit (provision) for income taxes	6,097	(34,299)	(35,338)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,720)	59,213	64,459

DISCONTINUED OPERATIONS (NOTE 5)
Discontinued operations, net of income taxes	—	(824)	574
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(9,720)	$58,389	$65,033

NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$(0.64)	$3.84	$4.11
Discontinued operations	—	(0.05)	0.04
Total	$(0.64)	$3.79	$4.15
Diluted
Continuing operations	$(0.64)	$3.84	$4.10
Discontinued operations	—	(0.05)	0.04
Total	$(0.64)	$3.79	$4.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,221	15,423	15,665
Diluted	15,221	15,425	15,713
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(9,720)	$59,213	$64,459
Plus income (loss) from discontinued operations, net of income taxes	—	(824)	574
Net income	(9,720)	58,389	65,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	41,060	49,052	59,337
Impairment of natural gas and oil properties	14,845	1,031	2,315
Exploration expenses	51,350	—	9,657
Deferred income taxes	(2,087)	(5,716)	(7,819)
Loss (gain) on sale of assets	—	169	(1,813)
Loss (gain) from investment in affiliates	(1,910)	690	—
Stock-based compensation	—	3	1,276
Tax benefit from exercise of stock options	—	(254)	(502)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other	2,969	14,280	(2,029)
Decrease (increase) in inventory	(1,887)	—	—
Decrease (increase) in prepaids and other receivables	1,894	(1,840)	1,671
Increase (decrease) in accounts payable and advances from joint owners	1,166	(27,842)	(5,718)
Increase (decrease) in other accrued liabilities	(1,914)	(3,413)	7,142
Increase (decrease) in income taxes payable, net	5	(11,357)	11,917
Other	(116)	379	91
Net cash provided by operating activities	95,655	73,571	140,558
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(80,418)	(20,847)	(69,993)
Advance under note receivable	—	(500)	—
Repayment of note receivable	—	500	2,028
Investments in affiliates	(16,416)	(53,406)	(3,959)
Distributions from affiliates	8,146	823	—
Proceeds from the sale of assets	—	—	38,671
Net cash used in investing activities	(88,688)	(73,430)	(33,253)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	(30,510)	—	(6)
Purchase of common stock	(4,955)	(20,419)	(9,769)
Tax benefit from exercise/cancellation of stock options	—	254	502
Debt issuance costs	—	—	(494)
Net cash used in financing activities	(35,465)	(20,165)	(9,767)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,498)	(20,024)	97,538
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	129,983	150,007	52,469
CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,485	$129,983	$150,007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for taxes, net	$(2,453)	$50,687	$31,876
Cash paid for interest	$50	$121	$60
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

			Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at June 30, 2010	15,684	$799	$77,968	$(82,019)	$380,582	$377,330

Exercise of stock options	153	6	(6)	—	—	—
Tax benefit from exercise of stock options	—	—	502	—	—	502
Treasury shares at cost	(173)	—	—	(9,769)	—	(9,769)
Stock option expense	—	—	814	—	—	814
Dividends	—	—	—	—	(7,287)	(7,287)
Net income	—	—	—	—	65,033	65,033
Balance at June 30, 2011	15,664	$805	$79,278	$(91,788)	$438,328	$426,623

Tax benefit from exercise of stock options	—	—	(254)	—	—	(254)
Treasury shares at cost	(372)	—	—	(20,419)	—	(20,419)
Net income	—	—	—	—	58,389	58,389
Balance at June 30, 2012	15,292	$805	$79,024	$(112,207)	$496,717	$464,339

Treasury shares at cost	(97)	—	—	(4,955)	—	(4,955)
Dividends	—	—	—	—	(30,510)	(30,510)
Net loss	—	—	—	—	$(9,720)	(9,720)
Balance at June 30, 2013	15,195	$805	$79,024	$(117,162)	$456,487	$419,154

The accompanying notes are an integral part of these consolidated financial statement.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business
Contango Oil & Gas Company (collectively with its subsidiaries, “Contango” or the “Company”) is a Houston-based, independent natural gas and oil company. The Company’s business is to explore, develop, produce and acquire natural gas and oil properties primarily offshore in the Gulf of Mexico in water-depths of less than 300 feet. Contango Operators, Inc. (“COI”), our wholly-owned subsidiary, acts as operator of our offshore properties. Contango has additional onshore investments in i) Alta Resources Investments, LLC, whose primary area of focus is the liquids-rich Kaybob Duvernay in Alberta, Canada; ii) Exaro Energy III LLC, which is primarily focused on the development of proved natural gas reserves in the Jonah Field in Wyoming; and iii) the Tuscaloosa Marine Shale where we own approximately 24,000 acres.

On April 19, 2013, the Company's founder and former Chairman, President and Chief Executive Officer, Mr. Kenneth R. Peak, passed away at the age of 67. The Company held a $10 million life insurance policy for Mr. Peak and received the proceeds of such policy in early May 2013.

On April 30, 2013, the Company announced that it had signed a merger agreement (the "Merger Agreement") with Crimson Exploration Inc. ("Crimson"), for an all-stock transaction pursuant to which Crimson will become a wholly owned subsidiary of Contango (the "Merger"). Upon consummation of the merger, each share of Crimson stock will be converted into 0.08288 shares of Contango stock resulting in Crimson stockholders owning 20.3% of the post-merger Contango. This transaction is subject to shareholder approval of both Contango and Crimson and is expected to close by October 2013, subject to satisfaction of a number of closing conditions. See Note 16 - Merger with Crimson Exploration, Inc. for additional information.
2. Summary of Significant Accounting Policies
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
Other Investments. Contango’s 19.5% ownership of Moblize Inc. (“Moblize”) and 2.0% ownership of Alta Energy Canada Partnership are accounted for using the cost method. Under the cost method, Contango records an investment in the stock of an investee at cost, and recognizes dividends received as income. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment.

The Company has two seats on the board of directors of Exaro Energy III LLC ("Exaro") and has significant influence, but not control, over the company. As a result, the Company's 37% ownership in Exaro is accounted for using the equity method. Under the equity method, the Company's proportionate share of Exaro's net income increases our investment in our consolidated balance sheet, while a net loss or payment of dividends decreases our investment. In our consolidated statement of operations, our proportionate share of Exaro's net income or loss is reported as a single-line item. For the fiscal year ended June 30, 2013, the Company recorded a gain from affiliates related to our Exaro investment of approximately $1.2 million, net of taxes. See Note 7 - Investment in Exaro Energy III LLC.
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
Revenue Recognition. Revenues from the sale of natural gas and oil produced are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. As of June 30, 2013 and 2012, the Company had no significant imbalances.
Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of June 30, 2013, the Company had approximately $101.5 million in cash and cash equivalents, all of which was held in interest bearing investment accounts.

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
Accounts receivable allowance for bad debt was $0 at June 30, 2013 and 2012. At June 30, 2013 and 2012, the carrying value of the Company’s accounts receivable approximated fair value.
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
Impairment of Long-Lived Assets. When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the estimated future undiscounted cash flows, based on the Company’s estimate of future reserves, natural gas and oil prices and operating costs and anticipated production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to its fair value. For the fiscal year ended June 30, 2013, we recorded an impairment expense of approximately $14.8 million related to proved properties. Of this amount, approximately $12.0 million related to our Ship Shoal 263 well, $2.1 million related to the Eugene Island 24 platform and other properties, and $0.5 million related to leasehold costs on our Ship Shoal 83 prospect which we intend to relinquish by October 2013, and $0.2 million related to leasehold costs on our Brazos Area 543 prospect which we intend to relinquish by March 2014. Despite the writedown of Ship Shoal 263, this well reached payout during fiscal year 2012. The Company did not recognize impairment of proved properties for the fiscal years ended June 30, 2012 or 2011.

Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, and any such impairment is charged to expense in the period. The Company did not recognize any impairment of unproven properties for the year ended June 30, 2013 or 2012. For the year ended June 30, 2011, the Company recorded impairment expense of approximately $1.8 million, related to the relinquishment of 14 unproved lease blocks owned by Republic Exploration, LLC ("REX") and Contango Offshore Exploration, LLC (“COE”).
Net Income per Common Share. Basic net income per common share is computed by dividing income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 6 – Net Income (Loss) Per Common Share for the calculations of basic and diluted net income per common share.

Income Taxes. The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have significant uncertain tax positions as of June 30, 2013. The amount of unrecognized tax benefits did not materially change from June 30, 2012. The amount of unrecognized tax benefits may change in the next twelve months; however, we do not expect the change to have a significant impact on our financial position or results of operations. The Company includes interest and penalties in interest income and general and administrative expenses, respectively, in its statement of operations.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The Company files income tax returns in the United States and various state jurisdictions. The Company’s federal tax returns for 2009 – 2013, and state tax returns for 2008 - 2013, remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed.
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

Inventory. Inventory primarily consists of casing and tubing for the drilling of wells.  Also included in inventory are items for the repair and maintenance of equipment used on wells and facilities that the Company operates.  Inventory is recorded at the lower of cost or market on the specific identification method.

Derivative Instruments and Hedging Activities. The Company did not enter into any derivative instruments or hedging activities for the fiscal years ended June 30, 2013, 2012 or 2011, nor did we have any open commodity derivative contracts at June 30, 2013 or 2012.
Reclassifications. Certain reclassifications have been made to the fiscal year 2012 and 2011 amounts in order to conform to the 2013 presentation. These reclassifications were not material.
Recent Accounting Pronouncements. In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), revised its criteria related to internal controls over financial reporting from the originally established 1992 Internal Control - Integrated Framework with 2013 Internal Control - Integrated Framework. The modified framework provides enhanced guidance that ties control objectives to the related risk, enhancement of governance concepts, increased emphasis on globalization of markets and operations, increased recognition of use and reliance on information technology, increased discussion of fraud as it relates to internal control, changes of control deficiency descriptions, and that internal reporting is included in both financial and nonfinancial objectives. The revised framework is effective for interim and annual periods beginning after December 15, 2013, with early adoption being permitted. We are currently evaluating the provisions of the revised framework and assessing the impact, if any, it may have on our internal control structure.
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (ASU 2013-04). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. The accounting update is effective for interim and annual periods beginning after December 15, 2013. We are currently evaluating the provisions of this accounting update and assessing the impact, if any, it may have on our financial position and results of operations.
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
4. Concentration of Credit Risk
The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas, oil and natural gas liquids for the fiscal year ended June 30, 2013 were ConocoPhillips Company (53%), Shell Trading US Company (21%), Enterprise Products Operating LLC (9%), ExxonMobil Oil Corp. (8%). Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on our financial position. There are numerous other potential purchasers of our production.
5. Discontinued Operations

Joint Venture Assets
In October 2009, the Company entered into a joint venture with Patara Oil & Gas LLC (“Patara”) to develop proved undeveloped reserves. B.A. Berilgen, a member of the Company’s board of directors, was the Chief Executive Officer of Patara at the time. In May 2011, the Company sold to Patara its 90% working interest and 5% overriding royalty interest in the 21 wells drilled under this joint venture for approximately $36.2 million and recognized a pre-tax loss of approximately $0.7 million. These 21 wells had proved reserves of approximately 16,700 Mmcfe, net to Contango. The Company accounted for this sale as discontinued operations as of June 30, 2011 and has included the results of the joint venture operations in discontinued operations for all periods presented. The summarized financial results for the joint venture assets for the periods ended June 30, 2012 and 2011 are as follows:

	June 30,
	2012	2011
	(thousands)
Revenues	$—	$8,055
Operating expenses	(40)	(1,613)
Depletion expenses	—	(4,106)
Impairment and other expenses	—	(527)
Loss on sale	—	(651)
Income (loss) before income taxes	$(40)	$1,158
Benefit (provision) for income taxes	14	(618)
Income (loss) from discontinued operations, net of income taxes	$(26)	540

Rexer Assets
In May 2011, the Company sold to Patara its (i) 100% working interest (72.5% net revenue interest) in Rexer #1 drilled in south Texas; and (ii) 75% working interest (54.4% net revenue interest) in Rexer-Tusa #2 for approximately $2.5 million and recognized a pre-tax loss of approximately $0.3 million. The Rexer #1 well had proved reserves of approximately 0.5 Bcfe, net to Contango, while the Rexer-Tusa #2 had not been spud at the time of sale.
In October 2011, the Company sold its remaining 25% working interest (18.4% net revenue interest) in Rexer-Tusa #2 for $10,000 to Patara. The Company has accounted for the sale of the Rexer #1 and Rexer-Tusa #2 as discontinued operations as of June 30, 2012 and has included the results of these operations as discontinued operations for all periods presented. The summarized financial results for these Rexer assets for the periods ended June 30, 2012 and 2011 are as follows:

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
Contango Mining Company
On September 29, 2010, Contango ORE, Inc. (“CORE”), then a wholly-owned subsidiary of the Company, filed with the Securities and Exchange Commission a Registration Statement on Form 10 which became effective November 29, 2010. Following the effective date, CORE acquired the assets and assumed the liabilities of Contango Mining Company (“Contango Mining”), another wholly-owned subsidiary of the Company. Additionally, subsequent to the effective date, the Company contributed $3.5 million of cash to CORE. In exchange, CORE issued 1,566,367 shares of its common stock to the Company in addition to the 100 shares which the Company held prior to that date. The Company distributed all its shares of CORE, valued at approximately $7.3 million, to its stockholders of record as of October 15, 2010 on the basis of one share of common stock of CORE for each ten shares of the Company’s common stock then outstanding. In addition to the distribution of shares of CORE, the Company paid $6,213 in cash to its stockholders of record in exchange for partial shares. As of June 30, 2013 and 2012, the assets and liabilities of Contango Mining were excluded from the Company’s financial statements.

Results of operations of Contango Mining for the fiscal year ended June 30, 2011 and for each of the previous periods are included in discontinued operations in the Company’s Statement of Operations. No income or expense related to CORE were recognized for the year ended June 30, 2012 or 2013. The summarized financial results for Contango Mining for the fiscal year ended June 30, 2011 was as follows:

June 30, 2011
(thousands)
Revenues	$—
Exploration expenses	(983)
General and administrative expenses	(154)
Gain on sale	2,737
Income before income taxes	$1,600
Benefit (provision) for income taxes	(560)
Income from discontinued operations, net of income taxes	$1,040
The gain on sale of discontinued operations for 2011 represents the difference between $7.3 million, the fair value of the shares of CORE distributed to the Company’s shareholders, and the historical value of the assets and liabilities transferred to CORE on or subsequent to November 29, 2010.
6. Net Income (Loss) Per Common Share
A reconciliation of the components of basic and diluted net income per common share for the fiscal years ended June 30, 2013, 2012 and 2011 is presented below:

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Year Ended June 30, 2013
(thousands, except per share amounts)	Net Loss	Shares	Per Share
Basic Earnings per Share:
Net loss attributable to common stock	$(9,720)	15,221	$(0.64)
Diluted Earnings per Share:
Net loss attributable to common stock	$(9,720)	15,221	$(0.64)

	Year Ended June 30, 2012
(thousands, except per share amounts)	Net Income	Shares	Per Share
Income from continuing operations	$59,213	15,423	$3.84
Discontinued operations, net of income taxes	(824)	15,423	(0.05)
Basic Earnings per Share:
Net income attributable to common stock	$58,389	15,423	$3.79
Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	2
Income from continuing operations	$59,213	15,425	$3.84
Discontinued operations, net of income taxes	(824)	15,425	(0.05)
Diluted Earnings per Share:
Net income attributable to common stock	$58,389	15,425	$3.79

	Year Ended June 30, 2011
(thousands, except per share amounts)	Net Income	Shares	Per Share
Income from continuing operations	$64,459	15,665	$4.11
Discontinued operations, net of income taxes	574	15,665	0.04
Basic Earnings per Share:
Net income attributable to common stock	$65,033	15,665	$4.15
Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	48
Income from continuing operations	$64,459	15,713	$4.10
Discontinued operations, net of income taxes	574	15,713	0.04
Diluted Earnings per Share:
Net income attributable to common stock	$65,033	15,713	$4.14

7. Investment in Exaro Energy III LLC

In April 2012, the Company announced that through its wholly-owned subsidiary, Contaro Company, it had entered into a Limited Liability Company Agreement (the “LLC Agreement”) in connection with the formation of Exaro Energy III LLC (“Exaro”). Pursuant to the LLC Agreement, as amended, the Company has committed to invest up to $67.5 million in cash in Exaro, together with other parties for an aggregate commitment of $182.5 million, or a 37% ownership interest in Exaro. As of June 30, 2013, the Company had invested approximately $46.9 million in Exaro, including $13.1 million that was invested during the fiscal year ended June 30, 2013.

The following table presents condensed balance sheet data for Exaro as of June 30, 2013 and 2012. The balance sheet data was derived from the Exaro balance sheet as of June 30, 2013 and June 30, 2012 and was not adjusted to represent our percentage of ownership interest in Exaro. Our share in the equity of Exaro is at June 30, 2013 is approximately $48 million.

	June 30,
	2013	2012
Current assets	$24,038	$43,607
Non-current assets:
Net property and equipment	128,147	2,125
Restricted cash escrow account	40,022	40,004
Other non-current assets	3,684	5,540
Total non-current assets	171,853	47,669
Total assets	$195,891	$91,276

Current liabilities	$19,107	$303
Non-current liabilities:
Long-term debt	45,000	—
Other non-current liabilities	824	—
Total non-current liabilities	45,824	—
Member's equity	130,960	90,973
Total liabilities & member's equity	$195,891	$91,276
The following table presents the condensed results of operations for Exaro for the fiscal years ended June 30, 2013, and for the period from the inception of Exaro, March 19, 2012, to June 30, 2012. The results of operations for the fiscal year ended June 30, 2013 were derived by adding Exaro's statement of operations for the twelve months ended December 31, 2012 to its statement of operations for the six months ended June 30, 2013 and then subtracting its statement of operations for the period from inception to June 30, 2012. The income statement data below was not adjusted to represent our ownership interest but rather reflects the results of Exaro as a Company. Our share in Exaro's results of operations for the year ended June 30, 2013 and June 30, 2012 was $1.2 million, net of tax expense of $(0.7) million, and $(0.4) million, net of tax benefit of $0.2 million, respectively.

	Year Ended June 30,
	2013	2012
Oil and natural gas sales	$27,932	$68
Other loss	(2,720)	—
Less:
Lease operating expenses	8,157	23
Depreciation, depletion, amortization & accretion	8,178	—
General & administrative expense	3,227	1,536
Income/(loss) from continuing operations	5,650	(1,491)
Net interest income/(expense)	(604)	9
Net income (loss)	$5,046	$(1,482)
Included in Other losses are realized and unrealized losses attributable to derivatives, whose value is likely to change based on future oil and gas prices. Exaro's results of operations do not include income taxes, because Exaro is treated as a partnership for tax purposes.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

8. Income Taxes
Actual income tax expense from continuing operations differs from income tax expense from continuing operations computed by applying the U.S. federal statutory corporate rate of 35 percent to pretax income as follows:

	Year Ended June 30,
	2013		2012		2011
	(thousands)
Provision/(benefit) at statutory tax rate	$(5,302)	(0.35)%	$32,644	35.00%	$34,929	35.00%
State income tax provision, net of federal benefit	2,293	15.13%	1,712	1.84%	2,985	3.04%
Permanent differences	(2,424)	(16.00)%	(746)	(0.80)%	(2,678)	(2.73)%
Other	4	0.03%	447	0.48%	102	0.10%
Income tax provision /(benefit)	$(5,429)	(35.84)%	$34,057	36.52%	$35,338	35.41%

Included in permanent differences for the fiscal year ended June 30, 2013, is $10 million in proceeds from life insurance, offset by $3 million in non-deductible expenses related to the Merger. Included in permanent differences for the fiscal year ended June 30, 2011, is the IRC Section 199 benefit.

The provision (benefit) for income taxes from continuing operations for the periods indicated are comprised of the following:

	Year Ended June 30,
	2013	2012	2011
Current:	(thousands)
Federal	$(5,306)	$36,824	$34,256
State	3,358	2,783	3,502
Total	$(1,948)	$39,607	$37,758
Deferred:
Federal	$(3,669)	$(5,369)	$(1,405)
State	188	(181)	(1,015)
Total	$(3,481)	$(5,550)	$(2,420)
Total:
Federal	$(8,975)	$31,455	$32,851
State	3,546	2,602	2,487
Total	$(5,429)	$34,057	$35,338
Of the total tax provision for the fiscal year ended June 30, 2013 and 2012, approximately $668,000 and $(241,000) of deferred income tax expense (benefit) are included in the gain/(loss) from affiliates line item in the Company's Consolidated Statement of Operations.
The net deferred tax liability is comprised of the following:

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Year Ended June 30,
	2013	2012	2011
Deferred tax liability:	(thousands)
Temporary basis differences in natural gas and oil properties and other	$(115,923)	$(118,010)	$(123,472)
Net deferred tax liability	$(115,923)	$(118,010)	$(123,472)

9. Long-Term Debt
On October 22, 2010, the Company completed the arrangement of a secured revolving credit agreement with Amegy Bank (the “Credit Agreement”) to replace its expiring credit agreement with BBVA Compass Bank. The Credit Agreement currently has a $40 million hydrocarbon borrowing base and is available to fund the Company’s exploration and development activities, as well as repurchase shares of common stock, pay dividends, and fund working capital as needed. The Credit Agreement is secured by substantially all of the assets of the Company. Borrowings under the Credit Agreement bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal is due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and a commitment fee of 0.125% is owed on unused borrowing capacity. The Credit Agreement contains customary covenants including limitations on our current ratio and additional indebtedness. As of June 30, 2013 and 2012, the Company was in compliance with all covenants and had no amounts outstanding under the Credit Agreement.
10. Commitments and Contingencies
Contango pays delay rentals on its offshore leases and leases its office space and certain other equipment. In November 2010, the Company expanded its office space and extended its office lease agreement through February 29, 2016. As of June 30, 2013, minimum future lease payments for delay rentals and operating leases for our fiscal years are as follows:
Fiscal years ending June 30,

(thousands)
2014	$646
2015	642
2016	537
2017	278
2018 and thereafter	70
Total	$2,173
The amount incurred under operating leases and delay rentals during the years ended June 30, 2013, 2012 and 2011 was approximately $645,000, $423,000 and $288,000, respectively. As of June 30, 2013, we have committed to invest an additional $20.6 million with Exaro Energy III, LLC to develop onshore natural gas assets.
In July 2012, the Company granted year-end bonuses to employees and certain consultants. A portion of these bonuses have already been paid, with the remainder to vest and be paid on June 30, 2014, to incentivize the individuals to remain with the Company. As of June 30, 2013, approximately $230,000 of compensation remained to be vested, which will vest and be paid on June 30, 2014, as long as the employees are employed by the Company on the vesting date.
In conjunction with the potential merger with Crimson (See Note 16 - Merger with Crimson Exploration, Inc.), certain employees will not remain with the Company should the merger be approved by the Company's shareholders. The Company has entered into agreements with these individuals and has committed to pay a total of approximately $0.4 million in severance payments.
Litigation Related to the Merger
Several class action lawsuits have been brought by Crimson stockholders challenging the proposed merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the merger on the agreed-upon terms, compensatory damages, and costs and disbursements relating to the lawsuits. Various combinations of Crimson, Contango, members of Crimson’s board of directors, and members of Crimson management have been named as defendants in these lawsuits. It is possible that additional, similar lawsuits may be filed.

The known plaintiffs in these lawsuits, based on the most current information provided by Crimson, collectively own a very small percentage of the total outstanding shares of Crimson common stock. The lawsuits allege, among other things, that Crimson’s board of directors failed to take steps to obtain a fair price, failed to properly value Crimson, failed to protect against alleged conflicts of interest, failed to conduct a reasonably informed evaluation of whether the transaction was in the best interests of stockholders, failed to fully disclose all material information to stockholders, acted in bad faith and for improper motives, engaged in self-dealing, discouraged other strategic alternatives, took steps to avoid competitive bidding, and agreed to allegedly unreasonable deal protection mechanisms, including the no-shop and fiduciary-out provisions and termination fee. The lawsuits seek damages and injunctive relief. The lawsuits also allege that Contango aided and abetted the other defendants in violating duties to the Crimson stockholders.
Contango and Crimson believe that these lawsuits are without merit and intend to contest them vigorously.

11. Asset Retirement Obligation
The Company accounts for its retirement obligation of long lived assets by recording the net present value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred. When the liability is initially recorded, a company increases the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Activities related to the Company’s ARO during the year ended June 30, 2013 and 2012 were as follows:

	Year Ended June 30,
	2013	2012
	(thousands)
Balance as of July 1	$7,993	$8,611
Liabilities incurred during period	2,023	53
Liabilities settled during period	(2,037)	(238)
Accretion	491	507
Change in estimate	1,142	(940)
Balance as of June 30	$9,612	$7,993

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
Stock Options.
Under the 2009 Plan, the Company may issue up to 1,500,000 shares of common stock with an exercise price of each option equal to or greater than the market price of the Company’s common stock on the date of grant. The Company may grant key employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, can only be stock options that are not qualified as incentive stock options. Options generally expire after 5 or 10 years. The vesting schedule varies, and can vest over a 2, 3 or 4-year period. As of June 30, 2013, there were no options outstanding under the 2009 Plan.
A summary of the status of stock options granted under the 1999 Plan and 2009 Plan as of June 30, 2013, 2012 and 2011, and changes during the fiscal years then ended, is presented in the table

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

below:

	Year Ended June 30,
	2013		2012		2011
	Shares Under Options	Weighted Average Exercise Price	Shares Under Options	Weighted Average Exercise Price	Shares Under Options	Weighted Average Exercise Price
Outstanding, beginning of year	—	—	45,000	$54.21	305,334	$28.61
Granted	—	—	—	$—	—	$—
Exercised	—	—	—	$—	(152,544)	$21.38
Forfeited (1)	—	—	(45,000)	$54.21	(107,790)	$28.14
Outstanding, end of year	—	—	—	$—	45,000	$54.21
Aggregate intrinsic value ($000)	$—		$—		$190
Exercisable, end of year	—	—	—	$—	45,000	$54.21
Aggregate intrinsic value ($000)	$—		$—		$190
Available for grant, end of year	1,475,000		1,475,000		1,475,000
Weighted average fair value of options granted during the year	$—		$—		$—

(1)
For the fiscal year ended June 30, 2012, forfeited options consist of options that were net-settled for cash with the Company. For the fiscal year ended June 30, 2011, forfeited options relate to options surrendered under a cashless exercise, with immediate sale to the Company.

Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the fiscal years ended June 30, 2012 and 2011, approximately $0.3 million and $0.5 million, respectively, of such excess tax benefits were classified as financing cash flows. See Note 2 – Summary of Significant Accounting Policies.
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
During the fiscal year-ended June 30, 2012 and 2011, the Company recognized a total stock option expense of approximately $3,000, and $1.3 million, respectively. The aggregate intrinsic values of the options exercised/forfeited during fiscal years 2012 and 2011 were approximately $0.5 million and $8.9 million.

Restricted Stock
The Company did not grant any shares of restricted stock for the fiscal years ended June 30, 2013, 2012 or 2011.
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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Effective January 1, 2013, the Advisory Agreement was terminated, and the Company and JEX entered into a First Right of Refusal Agreement (the "First Right Agreement"). Under the First Right Agreement, JEX grants a first right of refusal to Contango to purchase any exploration prospects generated and recommended by JEX. Prospects are presented along with terms and conditions for purchasing each prospect and Contango has the first right of refusal to purchase the prospect from JEX for a period of 10 days, subject to mutually acceptable terms. Pursuant to the First Right Agreement, JEX is paid an annual fee of $0.5 million which approximates the costs incurred by JEX for its continued support to the Company in the areas of operations, engineering, and land functions. JEX and its employees continue to be eligible to receive overriding royalty interests, carried interests and certain back-in rights. The First Right Agreement was terminated effective as of March 31, 2013.
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
Olympic Energy Partners
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
JEX, affiliates of JEX, and Olympic have historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant’s working interest ("WI"), net revenue interest ("NRI"), and describe when such interests are earned, as well as allocate an overriding royalty interest ("ORRI") of up to 3.33% to benefit the employees of JEX, excluding Mr. Juneau, except where otherwise noted. Olympic last participated with the Company in the drilling of wells in March 2010, and its ownership in Company-operated wells is limited to our Dutch and Mary Rose wells.
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
As of June 30, 2013, Contango, Olympic, JEX, REX and JEX employees owned the following interests in the Company's offshore wells.

	Contango		Olympic		JEX		REX		JEX Employees
	WI	NRI	WI	NRI	WI	NRI	WI	NRI	ORRI
Dutch #1 - #5	47.05%	38.12%	3.02%	2.42%	1.61%	1.29%	—%	—%	2.02%
Mary Rose #1	53.21%	40.44%	3.61%	2.70%	2.01%	1.51%	—%	—%	2.79%
Mary Rose #2 - #3	53.21%	38.67%	3.61%	2.58%	2.01%	1.44%	—%	—%	2.79%
Mary Rose #4	34.58%	25.49%	2.34%	1.70%	1.31%	0.95%	—%	—%	1.82%
Mary Rose #5	37.80%	27.88%	2.56%	1.87%	1.43%	1.04%	—%	—%	1.54%
Ship Shoal 263	100.00%	80.00%	—%	—%	—%	—%	—%	—%	3.33%
Vermilion 170	83.20%	64.83%	—%	—%	4.30%	3.35%	12.50%	9.74%	3.33%
Below is a summary of transactions between the Company, Olympic, JEX, and REX during the fiscal years ended June 30, 2013, 2012 and 2011:

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

•
In March 2010 the Company spud the Eloise South well. All owners paid for their proportionate share of drilling and completion costs based on their ownership percentage. The Company had a 23.8% working interest in this well, Olympic had a 3.33% working interest, and REX had a 9.6% working interest. Once production began, JEX employees received an ORRI of 1.33%.

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

•
Prior to its dissolution, Contango Offshore Exploration LLC owed the Company $5.9 million in principal and interest under a promissory note (the “COE Note”) payable on demand. In connection with the dissolution, the Company assumed its 65.63% share of the obligation under the COE Note, while JEX assumed the remaining 34.37%, or approximately $2 million. This $2 million was paid to the Company in October 2010.

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

•
In July 2011, the Company recompleted its Eloise South well uphole in the Cib-Op sands as our Dutch #5 well. Under the terms of the applicable joint operating agreement, all Dutch #5 well owners were required to purchase the Eloise South well bore from the Eloise South owners (the "Dutch Well Cost Adjustment"). All Eloise South and Dutch #5 well owners paid and/or received their proportionate share of the Dutch Well Cost Adjustment based on their ownership percentage in each well. JEX had a 1.6% working interest in Dutch #5; Olympic had a 3.02% working interest in Dutch #5 and a 3.33% working interest in Eloise South; REX had a 9.6% working interest in Eloise South; and Contango had a 47.05% working interest in Dutch #5 and a 23.8% working interest in Eloise South.

•
In December 2011, the Company purchased an additional working interest in Mary Rose #5 (see below) from an existing partner. The Company then sold to Olympic and JEX its proportionate share of the existing partner's interest, based on Olympic and JEX's ownership percentage in the well.

•
In January 2012, the Company recompleted its Eloise North well uphole in the Cib-Op sands as our Mary Rose #5 well. Under the terms of the applicable joint operating agreement, all Mary Rose #5 well owners were required to purchase the Eloise North well bore from the Eloise North owners. (the "Mary Rose Well Cost Adjustment"). All Eloise North and Mary Rose #5 well owners paid and/or received their proportionate share of the Mary Rose Well Cost Adjustment based on their ownership percentage in each well. JEX had a 1.4% working interest in Mary Rose #5 and a 0.1% working interest in Eloise North; Olympic had a 2.56% working interest in Mary Rose #5 and a 4.79% working interest in Eloise North; REX had a 13.2% working interest in Eloise North; and the Company had a 37.8% working interest in Mary Rose #5 and a 35.8% working interest in Eloise North.

•
In March 2012, the Company was awarded Brazos Area 543 by the BOEM, which was bid on at the Western Gulf of Mexico Lease Sale No. 218 held on December 14, 2011. Under the terms of the applicable participation agreement, if

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

the lease becomes a prospect, Contango will have a 100% working interest through casing point. Once casing point is reached, JEX may exercise its option to back-in for a 5% working interest. Once production begins (if successful), JEX will receive a carried working interest of 3.33%, resulting in JEX having a final working interest of 8.33% (6.49% net revenue interest) Contango will have a 75% working interest (58.44% net revenue interest),with third parties owning the remaining working interests. JEX employees will have a 2.33% working interest in this well. If the lease is developed into a prospect, the Company will pay JEX a prospect fee of $250,000 for generating this prospect.

•
In July 2012 the Company spud the Ship Shoal 134 prospect which was owned 100% by the Company. The Company paid 100% of the costs to drill, plug and abandon this well. The Company paid JEX a prospect fee of $250,000 for generating this prospect.

•
In July 2012 the Company spud the South Timbalier 75 prospect which was farmed-in 100% by the Company and REX. Under the terms of the applicable participation agreement, the Company paid 100% of the costs to drill, plug and abandon this well. The Company paid JEX a prospect fee of $250,000 for generating this prospect.

•
For the five REX-generated lease blocks that the Company purchased at the June 20, 2012 lease sale, the Company will have a 100% working interest through first production. At first production (if successful), REX will receive a carried working interest of 10%. Once payout of post casing point costs has been reached, REX will have an option to back-in for up to 12.5% working interest, resulting in REX having a final working interest of up to 22.5% (17.5% net revenue interest) and the Company owning the remaining working interests. JEX employees will receive an ORRI of 3.33% in these prospects.

•
For the one JEX-generated lease block that the Company purchased at the June 20, 2012 lease sale, the Company will carry JEX for 10% through first production and JEX employees will receive an ORRI of 3.33%.

•
For the three REX-generated lease blocks that the Company purchased at the March 20, 2013 lease sale, the Company will have a 100% working interest through first production. At first production (if successful), REX will receive a carried working interest of 10%. Once payout of post casing point costs has been reached, REX will have an option to back-in for up to 12.5% working interest, resulting in REX having a final working interest of up to 22.5% (17.5% net revenue interest) and the Company owning the remaining working interests. JEX employees will receive an ORRI of 3.33% in these prospects.

•
In June 2013, the Company purchased South Timbalier 17 from an independent oil and gas company. Under the terms of the applicable participation agreement, the Company will have a 75% working interest in this well, with several other owners owning the remainder, until payout of all costs is reached. Once payout of all costs has been reached, REX will have an option to back-in for up to a 9.4% working interest, (6.7% net revenue interest), resulting in the Company owning a 56.3% working interests (39.9% net revenue interest). The Company paid JEX a prospect fee of $250,000 for evaluating this prospect. There are no JEX employee ORRIs on this prospect.

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

Below is a summary of payments received from (paid to) Olympic, JEX, and REX in the ordinary course of business in our capacity as operator of the wells and platforms for the periods indicated. The Company made and received similar types

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

of payments with other well owners (in thousands):

	2013			2012			2011
	Olympic	JEX	REX	Olympic	JEX	REX	Olympic	JEX	REX
Revenue payments as well owners	$(6,455)	$(4,380)	$(2,449)	$(8,453)	$(5,719)	$(3,166)	$(10,406)	$(6,089)	$(1,908)
Joint interest billing receipts	1,122	1,170	1,430	1,223	928	2,422	1,480	1,437	2,068
Dutch well cost adjustment	—	—	—	—	—	—	(389)	161	(957)
Mary Rose well cost adjustment	—	—	—	(201)	118	(1,185)	—	—	—

Below is a summary of payments received from (paid to) Olympic, JEX and REX as a result of specific transactions between the Company, Olympic, JEX and REX. While these payments are in the ordinary course of business, the Company did not have similar transactions with other well owners (in thousands):

	2013			2012			2011
	Olympic	JEX	REX	Olympic	JEX	REX	Olympic	JEX	REX
Sale of interest in Mary Rose #5	$—	$—	$—	$—	$8	$—	$—	$—	$—
Reimbursement of certain costs	—	(546)	(5)	—	(325)	(17)	—	(206)	(302)
Prospect fees	—	(750)	—	—	(250)	—	—	—	—
Advisory Agreement	—	(1,000)	—	—	(500)	—	—	—	—
First Right Agreement	—	(125)	—	—	—	—	—	—	—
Contaro Advisory Agreement	—	(50)	—	—	(30)	—	—	—	—
Purchase of Ship Shoal 263	—	—	—	—	—	—	—	(7,512)	—
REX distribution to members	—	—	646	—	—	823	—	—	—
Repayment of COE Note	—	—	—	—	—	—	—	2,028	—
Exploration costs in Alaska	—	—	—	—	—	—	—	(906)	—

As of June 30, 2013 and 2012, the Company's consolidated balance sheets reflected the following balances (in thousands):

	2013			2012
	Olympic	JEX	REX	Olympic	JEX	REX
Accounts receivable:
Trade receivable	16	21	—	26	20	18
Joint interest billing	178	358	922	193	158	92

Accounts payable:
Royalties and revenue payable	(609)	(425)	(221)	(611)	(813)	(682)

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

On March 30, 2012 the Company received repayment of the $500,000 it had advanced under the CORE Note, plus accrued interest of approximately $15,000. As of June 30, 2012, there are no amounts outstanding under the CORE Note. CORE had the option to re-borrow any portion of the $1.0 million through December 31, 2012.

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

14. Share Repurchase Programs
$100 Million Share Repurchase Program
In September 2008, the Company’s board of directors approved a $100 million share repurchase program which concluded in October 2011. Under this share repurchase program, the Company purchased a total of 2,157,278 shares of common stock at an average price of $46.35 per share. All shares were purchased in the open market or through privately negotiated transactions. The purchases were made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market, and when we believed the Company's stock price to be undervalued. Repurchased shares of common stock became authorized but unissued shares, and may be issued in the future for general corporate and other purposes.
$50 Million Share Repurchase Program

In September 2011, the Company’s board of directors approved a $50 million share repurchase program, effective upon completion of purchases under the Company’s $100 million share repurchase program. The purchases made under the $50 million share repurchase program are subject to the same terms and conditions as purchases made under the $100 million share repurchase program. During the fiscal year ended June 30, 2013, the Company purchased 97,496 shares at an average price of $50.82 per share, for a total of approximately $5.0 million under the $50 million share repurchase program.

As of June 30, 2013, under under both share repurchase programs combined, the Company has purchased approximately 2.4 million shares of its common stock at an average cost per share of $46.84 and 45,000 stock options from two employees for a total of $465,000, for a total of approximately $110.8 million, bringing its total share count as of June 30, 2013 to 15,194,952 shares of common stock and no options outstanding.
15. Subsequent Events

In August 2013, Alta signed a contract to sell its interest in the Kaybob Duvernay. Proceeds from the sale are expected to be approximately $29 million, net to Contango. The sale is expected to close by October after satisfaction of a number of closing conditions. Contango has a 2% interest in Alta and a 5% interest in the Kaybob Duvernay project.

On July 30, 2013, we spud our South Timbalier 17 prospect with the Hercules 202 rig, and on August 22, 2013 announced an exploration discovery. Estimated costs net to Contango to drill, complete and bring this well to full production status are $12.5 million.

16. Merger with Crimson Exploration Inc.

On April 29, 2013, the Company and Crimson entered into a Merger Agreement, pursuant to which Crimson will become a wholly owned subsidiary of the Company.

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

The Company has agreed that, upon the Closing, it will cause the Board of Directors to consist of eight directors, three of whom will be appointed by the board of directors of Crimson and five of whom will be appointed by Contango's Board of Directors. Additionally, Joseph J. Romano (the current Chairman, President and Chief Executive Officer of the Company) will serve as Chairman of the Board, Allan D. Keel (the current President and Chief Executive Officer of Crimson) will serve as President and Chief Executive Officer of the Company, and E. Joseph Grady (the current Senior Vice President and Chief Financial Officer of Crimson) will serve as Senior Vice President and Chief Financial Officer of the Company. Messrs. Keel, Grady and certain other employees of Crimson entered into employment agreements with the Company that become effective upon the consummation of the Merger. The combined company will have its headquarters and principal corporate office in Houston, Texas.

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

The foregoing descriptions of the Merger Agreement and related agreements are qualified in their entirety by reference to the full text of such agreements.

As of June 30, 2013, we had incurred approximately $3.0 million in expenditures associated with the Merger. We will continued to incur additional Merger-related costs, including a success fee of $2.7 million. The Merger is expected to close in October 2013.

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
Costs Incurred. The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated:

	Year Ended June 30,
	2013	2012	2011
Property acquisition costs:		(thousands)
Unproved	$16,130	$5,404	$2,802
Proved	102	381	10,135
Exploration costs	47,584	1,154	14,016
Development costs	11,758	10,350	39,211
Total costs incurred	$75,574	$17,289	$66,164
The following table presents information regarding our share of the net costs incurred by Exaro in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated:

	Year Ended June 30,
	2013	2012	2011
		(thousands)
Property acquisition costs	$—	$—	$—
Exploration costs	—	—	—
Development costs	46,972	785	—
Company's 37% share of costs incurred	$46,972	$785	$—
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

The below table summarizes the Company’s net ownership interests in estimated quantities of proved natural gas, oil and natural gas liquids (“NGLs”) reserves and changes in net proved reserves as of June 30, 2013, 2012, 2011, and 2010, all of which are located in the continental United States. There were no material reserves associated with our equity investments.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

	Oil and Condensate	NGLs	Natural Gas
	(MBbls)	(MBbls)	(MMcf)
Proved Developed and Undeveloped Reserves as of:
June 30, 2010	4,598	6,738	246,011
Sale of minerals in place	(126)	(648)	(16,804)
Extensions and discoveries	565	191	31,585
Purchases of minerals in place	53	9	929
Revisions of previous estimates	73	(302)	2,584
Production	(685)	(702)	(26,160)
June 30, 2011	4,478	5,286	238,145
Sale of minerals in place	—	—	—
Extensions and discoveries	—	—	—
Purchases of minerals in place	—	—	—
Revisions of previous estimates	(551)	1,262	(13,149)
Production	(615)	(662)	(23,617)
June 30, 2012	3,312	5,886	201,379
Sale of minerals in place	—	—	—
Extensions and discoveries	81	—	—
Purchases of minerals in place	—	—	—
Revisions of previous estimates	(703)	(1,141)	(33,714)
Production	(362)	(601)	(18,658)
June 30, 2013	2,328	4,144	149,007
Proved Developed Reserves as of:
June 30, 2010	4,328	6,167	231,260
June 30, 2011	3,738	5,037	205,085
June 30, 2012	3,353	5,664	196,268
June 30, 2013	2,297	4,078	146,518
Proved Undeveloped Reserves as of:
June 30, 2010	270	571	14,751
June 30, 2011	740	249	33,060
June 30, 2012	(41)	222	5,111
June 30, 2013	31	66	2,489

Company's Share of Proved Developed Reserves attributable to our 37% investment in Exaro:
June 30, 2012	20	—	1,683
June 30, 2013	309	—	28,320
The change in reserves during the fiscal year ended 2013 was attributable to production of 24.4 Bcfe and reserve revisions of 44.8 Bcfe. The Company's reservoir engineer decreased the Company's estimated reserves at our Dutch, Mary Rose, Vermilion 170, and Ship Shoal 263 wells by approximately 44.8 Bcfe, due to new information obtained. The most significant change to our reserves during the fiscal year ended June 30, 2012 was current year production. During the fiscal year ended June 30, 2011, the most significant changes were associated with our discovery at Vermilion 170 and the sale of our Joint Venture Asset reserves (see Note 5 – Discontinued Operations).

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

Standardized Measure. The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved natural gas and oil reserves as of June 30, 2013, 2012 and 2011 are shown below:

	As of June 30,
	2013	2012	2011
	(thousands)
Future cash inflows	$956,886	$1,378,910	$1,801,236
Future production costs	(170,159)	(301,137)	(313,688)
Future development costs	(22,507)	(31,214)	(52,053)
Future income tax expenses	(268,290)	(312,211)	(406,306)
Future net cash flows	495,930	734,348	1,029,189
10% annual discount for estimated timing of cash flows	(138,413)	(220,416)	(312,054)
Standardized measure of discounted future net cash flows	$357,517	$513,932	$717,135

Contango's share of standardized measure of discounted future net cash flows attributable to our 37% investment in Exaro	$42,464	$2,733	$—
Future cash inflows represent expected revenues from production and are computed by applying certain prices of natural gas and oil to estimated quantities of proved natural gas and oil reserves. Prices are based on the first-day-of-the-month prices for the previous 12 months. For the fiscal year ended June 30, 2013, future cash inflows were based on prices of $3.44 per MMbtu of natural gas, $91.57 per barrel of oil, and $39.50 per barrel of NGLs. For the fiscal year ended June 30, 2012, future cash inflows were based on $3.13 per MMBtu of natural gas, $96.07 per barrel of oil, and $59.39 per barrel of natural gas liquids. For the fiscal year ended June 30, 2011, future cash inflows were based on of $4.25 per MMBtu of natural gas, $90.27 per barrel of oil, and $55.78 per barrel of natural gas liquids, in each case before adjustments for basis, transportation costs and BTU content.
Realized Prices. The average realized prices for the reserves presented in this report are $3.58 per MCF of gas, $111.25 per barrel of oil, and $39.50 per barrel of NGL.
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

The Company's share of the standardized measure of discounted future net cash flows attributable to our investment in Exaro does not include the effect of income taxes because Exaro is treated a partnership for tax purposes. Exaro allocates any income or expense for tax purposes to its partners.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

Change in Standardized Measure. Changes in the standardized measure of future net cash flows relating to proved natural gas and oil reserves are summarized below:

	Year Ended June 30,
	2013	2012	2011
Changes in standardized measure due to current year operation:	(thousands)
Sales of natural gas and oil produced during the period, net of production expenses	$(112,469)	$(160,111)	$(188,810)
Extensions and discoveries	2,956	—	160,712
Net change in prices and production costs	8,186	(144,533)	5,401
Changes in estimated future development costs	9,399	17,322	41,989
Revisions in quantity estimates	(131,245)	(25,486)	4,078
Purchase of reserves	—	—	6,556
Sale of reserves	—	—	(20,031)
Accretion of discount	73,022	98,104	97,044
Changes in income taxes	23,470	47,616	(5,558)
Change in the timing of production rates and other	(29,734)	(36,115)	(96,340)
Net change	(156,415)	(203,203)	5,041
Beginning of year	513,932	717,135	712,094
End of year	$357,517	$513,932	$717,135
For the fiscal year ended June 30, 2013, the standardized measure decreased by approximately $156.4 million. Of this amount, approximately $112.5 million was related to current year production and approximately $131.2 million was related to reserves revisions, offset by accretion. For the fiscal year ended June 30, 2012, the standardized measure decreased by approximately $203.2 million, principally due to a decrease in natural gas and oil prices and production during the year.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Quarterly Results of Operations. The following table sets forth the results of operations by quarter for the years ended June 30, 2013 and 2012:

	Quarter Ended
	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
	(thousands, except per share amounts)
Fiscal Year 2013:
Revenues from continuing operations	$29,765	$34,940	$31,787	$30,709
Net income (loss) from continuing operations (1)	$(27,549)	$2,604	$3,869	$11,356
Net income (loss) attributable to common stock	$(27,549)	$2,604	$3,869	$11,356
Net income (loss) per share (2):
Basic:	$(1.80)	$0.17	$0.25	$0.75
Diluted:.	$(1.80)	$0.17	$0.25	$0.75
Fiscal Year 2012:
Revenues from continuing operations	$44,203	$53,907	$41,339	$39,823
Income from continuing operations (1)	15,586	19,589	14,699	9,339
Net loss from discontinued operations, net of taxes	(682)	(114)	(26)	(2)
Net income attributable to common stock	14,904	19,475	14,673	9,337
Net income per share (2):
Basic:	$0.95	$1.27	$0.96	$0.61
Diluted:.	$0.95	$1.27	$0.96	$0.61

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