Form 10-Q
period 2013-09-30
CONTANGO OIL & GAS CO
filed 2013-11-12
CIK 1071993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-16317
CONTANGO OIL & GAS COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	95-4079863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
717 TEXAS, SUITE 2900
HOUSTON, TEXAS 77002
(Address of principal executive offices)
(713) 236-7400
(Registrant’s telephone number, including area code)
 3700 BUFFALO SPEEDWAY, SUITE 960
HOUSTON, TEXAS 77098
(Former Address of principal executive offices)
(713) 960-1901
(Registrant’s former telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.04 per share, outstanding as of November 8, 2013 was 15,194,952.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

All references in this Quarterly Report on Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and its wholly-owned subsidiaries. Unless otherwise noted, all information in this Quarterly Report on Form 10-Q relating to natural gas and oil reserves and the estimated future net cash flows attributable to those reserves are based on estimates prepared by independent engineers and are net to our interest.

Item 1. Consolidated Financial Statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	June 30, 2013
	(thousands)
CURRENT ASSETS:
Cash and cash equivalents	$137,508	$101,485
Accounts receivable:
Trade receivables	29,445	26,312
Joint interest billings	5,032	4,996
Income taxes	—	4,504
Other	7,773	648
Prepaid expenses	2,330	4,146
Inventory	2,147	2,147
Total current assets	184,235	144,238
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	560,522	562,572
Unproved properties	39,297	24,259
Furniture and equipment	218	229
Accumulated depreciation, depletion and amortization	(228,607)	(218,122)
Total property, plant and equipment, net	371,430	368,938
OTHER ASSETS:
Investments in affiliates	49,334	63,123
Other	373	162
TOTAL ASSETS	$605,372	$576,461

CURRENT LIABILITIES:
Accounts payable	$6,199	$4,926
Royalties and revenue payable	23,240	21,651
Accrued liabilities	4,604	4,882
Accrued exploration and development	930	313
Income tax payable	94	—
Total current liabilities	35,067	31,772

DEFERRED TAX LIABILITY	120,396	115,923
ASSET RETIREMENT OBLIGATIONS	11,015	9,612
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50,000,000 shares authorized; 20,135,107 shares issued and 15,194,952 outstanding at September 30, 2013 and June 30, 2013	805	805
Additional paid-in capital	79,024	79,024
Treasury shares at cost (4,940,155 shares at September 30, 2013 and June 30, 2013)	(117,162)	(117,162)
Retained earnings	476,227	456,487
Total shareholders’ equity	438,894	419,154
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$605,372	$576,461
The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2013	2012
	(thousands, except per share amounts)
REVENUES:
Natural gas, oil and liquids sales	$34,722	$29,765
Total revenues	34,722	29,765
EXPENSES:
Operating expenses	5,553	6,464
Exploration expenses	89	44,984
Depreciation, depletion and amortization	11,518	9,566
Impairment of natural gas and oil properties	—	8,410
General and administrative expenses	2,657	2,580
Total expenses	19,817	72,004
OTHER INCOME/(EXPENSE):
Gain from investments in affiliates, net of taxes	669	164
Gain from sale of assets	15,645	—
Other income/(expense)	40	(12)
Total other income/(expense)	16,354	152

NET INCOME (LOSS) BEFORE INCOME TAXES	31,259	(42,087)
Income tax benefit (provision)	(11,519)	14,538
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$19,740	$(27,549)
NET INCOME (LOSS) PER SHARE:
Basic	$1.30	$(1.80)
Diluted	$1.30	$(1.80)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,195	15,292
Diluted	15,195	15,292
The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
	2013	2012
	(thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,740	$(27,549)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	11,518	9,566
Impairment of natural gas and oil properties	—	8,410
Exploration expenses	—	44,832
Deferred income taxes	4,473	(7,232)
Gain from investment in affiliates	(1,030)	(252)
Gain on sale of assets	(15,645)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other	(2,573)	1,355
Decrease in prepaids and other receivables	1,160	200
Increase (decrease) in accounts payable and advances from joint owners	2,826	(1,913)
Decrease in other accrued liabilities	(278)	(1,477)
Decrease in income taxes receivable, net	4,598	(7,817)
Other	(117)	(207)
Net cash provided by operating activities	$24,672	$17,916
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	(11,322)	(17,205)
Investment in affiliates	(481)	(733)
Cash Proceeds from sale of assets	23,154	7,823
Net cash used in investing activities	$11,351	$(10,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	$—	$—
NET INCREASE IN CASH AND CASH EQUIVALENTS	36,023	7,801
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	101,485	129,983
CASH AND CASH EQUIVALENTS, END OF PERIOD	$137,508	$137,784
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes, net of cash received	$2,808	$600
Cash paid for interest	$—	$13
The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(thousands)
Balance at June 30, 2013	15,195	$805	$79,024	$(117,162)	$456,487	$419,154
Net income	—	—	—	—	19,740	19,740
Balance at September 30, 2013	15,195	$805	$79,024	$(117,162)	$476,227	$438,894

The accompanying notes are an integral part of this consolidated financial statement

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in Contango Oil & Gas Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The Company's board of directors recently voted to change the fiscal year-end to December 31. The consolidated results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the six months ending December 31, 2013.
On October 1, 2013, the Company completed a merger ("the Merger") with Crimson Exploration Inc ("Crimson"). As the Merger was not completed until after September 30, 2013, the accompanying unaudited consolidated financial statements have not been prepared to include balance sheet or results of operations of Crimson, and thus reflect only Contango and its subsidiaries prior to the Merger. See Note 9 - "Subsequent Events" for more information on the Merger.
2. Business
General
We are a Houston-based, independent natural gas and oil company. Our core business is to explore, develop, produce and acquire natural gas and oil properties onshore and offshore in the Gulf of Mexico in water-depths of less than 300 feet, using cash generated from our existing property base. As of September 30, 2013, we had no debt.
On April 29, 2013, we signed a merger agreement with Crimson, for an all-stock transaction pursuant to which Crimson would become a wholly owned subsidiary of the Company. This transaction was approved by shareholders and closed on October 1, 2013. Upon consummation of the Merger, each share of Crimson stock was converted into the right to receive 0.08288 shares of Company stock resulting in Crimson stockholders owning approximately 20.3% of the post-merger Company. See Note 9 - "Subsequent Events" for more information on the Merger.
Operations
On July 30, 2013, we spud a well at our South Timbalier 17 prospect with the Hercules 202 rig, and on August 22, 2013 we announced that it was successful. Estimated net costs to Contango to drill, complete and bring this well to full production status are $14.8 million. The well was completed in September 2013, and facility construction is in progress. As of September 30, 2013, we had spent $10.3 million on this field , net to Contango, including leasehold costs. Prior to payout, our working interest in the well is 75.0% and our net revenue interest is 53.3%. After payout, we will have a working interest of 59.3% and a net revenue interest of 42.1% (including our share of the Republic Exploration LLC ("REX") ownership interest).

As of September 30, 2013, the Company had invested approximately $10.3 million in leasehold costs in the Tuscaloosa Marine Shale ("TMS") for approximately 28,000 acres. Additionally, we invested $5.8 million to to drill a horizontal well with Goodrich Petroleum Company in the TMS. Our non-operated working interest in this well is 25%. This well was successfully completed and is currently producing approximately 315 barrels of oil per day, with cumulative production of 116,000 barrels of oil through September 30, 2013.

In August 2013, the Company received notice that a third party proposed to sell its interests in oil and gas assets in the Gulf of Mexico, including its interests  in  five Dutch wells.  In September 2013, the Company exercised its preferential right to purchase its pro-rata interest in the five Dutch wells and related assets for approximately $18.8 million.  The purchase is expected to close by the end of November 2013.
Investments
Alta Resources Investments, LLC. Our total investment in Alta Resources Investments, LLC ("Alta"), whose primary area of focus is the liquids-rich Kaybob Duvernay Play in Alberta, Canada, was $15.2 million. On August 1, 2013, Alta sold its interest in over 67,000 acres in the Kaybob Duvernay Play. Net proceeds to the Company from the sale are expected to be approximately $30.8 million. Of the total expected proceeds, the Company received approximately $23.1 million in September 2013 and recognized a gain of approximately $15.6 million. We expect to receive the remaining proceeds of $7.7 million by the end of calendar year 2013. This amount is included in Other Accounts Receivable on the Consolidated Balance Sheet as of September 30, 2013.
Exaro Energy III LLC. As of September 30, 2013, we had also invested approximately $46.9 million for a 37% interest in Exaro Energy III LLC ("Exaro"), which is primarily focused on the development of proved reserves in the Jonah Field in Wyoming. For the three months ended September 30, 2013 and September 30, 2012 we recognized a gain of approximately $0.7 million and $0.2 million, (net of tax expense of $360,000 and $88,000) respectively, for our share of Exaro's earnings.
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

Impairment of Long-Lived Assets. When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved and probable reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. No impairment of proved properties was recognized in continuing operations for the three months ended September 30, 2013. For the three months ended September 30, 2012, we recorded an impairment expense of approximately $8.4 million related to proved properties. Of this amount, approximately $6.3 million related to our Ship Shoal 263 well and $2.1 million related to the Eugene Island 24 platform and other properties. Despite the writedowns on Ship Shoal 263, this well reached payout during fiscal year 2012.

Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. No impairment of unproved properties was recognized during the three months ended September 30, 2013. For the three months ended September 30, 2012, the Company recognized impairment expense of approximately $1.2 million related to an unsuccessful exploration program in Jim Hogg County, Texas and $6.6 million related to leasehold costs at our dry holes at Ship Shoal 134 and South Timbalier 75. These costs are all included in exploration expenses.

Cash Equivalents. Cash equivalents are considered to be highly liquid investment grade investments having an original maturity of 90 days or less. As of September 30, 2013, the Company had approximately $137.5 million in cash and cash equivalents, all of which was held in interest bearing investment accounts.

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
Reclassifications. Certain reclassifications have been made to the amounts included in the consolidated financial statements as of June 30, 2013 and for the three months ended September 30, 2012, in order to conform to the presentation as of and for the three months ended September 30, 2013. These reclassifications were not material.
Recent Accounting Pronouncements. In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update 2013-04 - "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date". The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligations within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. The accounting update is effective for interim and annual periods beginning after December 15, 2013. Management is currently evaluating the provisions of this accounting update and assessing the impact , if any, it may have on the Company's financial position and results of operations.
Further, management is closely monitoring the joint standard-setting efforts of the FASB and the International Accounting Standards Board. There are a large number of pending accounting standards that are being targeted for completion in 2013 and beyond, including, but not limited to, standards relating to revenue recognition, accounting for leases, fair value measurements, accounting for financial instruments, disclosure of loss contingencies and financial statement presentation. Because these pending standards have not yet been finalized, at this time management is not able to determine the potential future impact that these standards will have, if any, on the Company's financial position, results of operations, or cash flows.
4. Customer Concentration Credit Risk
The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas and oil for the three months ended September 30, 2013 were ConocoPhillips Company, Shell Trading US Company, Enterprise Products Operating LLC, Exxon Mobil Oil Corporation, and Crosstex Energy Services. Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on our financial position, but there currently are numerous other potential purchasers of our production.
5. Credit Facility
In October 2010, the Company obtained a $40 million secured revolving Credit Agreement with Amegy Bank (the “Amegy Credit Agreement”). The Amegy Credit Agreement was supported by a hydrocarbon borrowing base and was available to fund the Company’s exploration and development activities, as well as repurchase shares of common stock, pay dividends and fund working capital as needed. The Amegy Credit Agreement was collateralized by substantially all of the assets of the Company. Borrowings under the Amegy Credit Agreement bore interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal was due October 1, 2014, and could be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility. Effective November 1, 2011, a commitment fee of 0.125%. was owed on unused borrowing capacity. The Amegy Credit Agreement contained customary covenants including limitations on our current ratio and additional indebtedness. As of September 30, 2013, the Company was in compliance with all covenants and had no borrowings outstanding under the Amegy Credit Agreement.
The Amegy Credit Agreement was refinanced in connection with the Merger with Crimson. See Note 9 - "Subsequent Events" for more information.
6. Investment in Exaro Energy LLC
In April 2012, the Company entered into a Limited Liability Company Agreement , as amended (the “LLC Agreement”) in connection with the formation of Exaro. Pursuant to the LLC Agreement, as amended, the Company has committed to invest up to $67.5 million in cash in Exaro, together with other parties for an aggregate commitment of $182.5 million, or a 37% ownership interest in Exaro. As of September 30, 2013, the Company had invested approximately $46.9 million in Exaro. No additional contributions were made during the three months ended September 30, 2013.
Our share in Exaro's results of operations for the three months ended September 30, 2013 and September 30, 2012 was $0.7 million, net of tax expense of $360,000, and $0.2 million, net of tax expense of $88,000, respectively.

7. Income Taxes
The Company’s income tax provision for continuing operations consists of the following (in thousands):

	Three Months Ended September 30,
	2013	2012
Current tax provision (benefit):
Federal	$6,536	$(7,874)
State	870	568
Total	$7,406	$(7,306)
Deferred tax provision (benefit):
Federal	$4,251	$(7,108)
State	222	(124)
Total	$4,473	$(7,232)
Total tax provision (benefit):
Federal	$10,787	$(14,982)
State	1,092	444
Total	$11,879	$(14,538)

Of the total tax provision for the three months ended September 30, 2013 and September 30, 2012, approximately $360,000 and $88,000 of deferred income tax expense are included in the gain from affiliates line item in the Company's Consolidated Statements of Operations.

8. Related Party Transactions
Effective January 1, 2013, Contaro Company ("Contaro"), a wholly-owned subsidiary of the Company, entered into an advisory agreement with Juneau Exploration, L.P. ("JEX") (the "Contaro Advisory Agreement"). Mr. Brad Juneau, a director of the Company is the sole manager of the general partner of JEX. Under the Contaro Advisory Agreement, JEX provides advisory services to Contaro in connection with Contaro's investment in Exaro, and Mr. Juneau serves on the Board of Managers of Exaro on behalf of Contaro and performs such duties as described in the LLC Agreement. Pursuant to the Contaro Advisory Agreement, JEX is paid a monthly fee of $10,000 by Contaro and is entitled to receive a one percent (1%) fee of the cash profit earned by Contaro. Cash profit is defined as the amount of cash received by Contaro as a result of its investment in Exaro, less the cash invested by Contaro in Exaro.
In December 2012, Mr. Joseph J. Romano was elected President and Chief Executive Officer of the Company. In April 2013, Mr. Romano was elected Chairman of the Board of Directors. Mr. Romano is also the President and Chief Executive Officer of Olympic Energy Partners LLC ("Olympic"). In connection with the Merger, effective October 1, 2013, Mr. Romano continues to serve as Chairman of the Board of Directors, but is no longer the President and Chief Executive Officer of the Company.
JEX and its affiliates and Olympic have historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant’s working interest ("WI"), net revenue interest ("NRI"), and describe when such interests are earned, as well as allocate an overriding royalty interest ("ORRI") of up to 3.33% to benefit the employees of JEX, excluding Mr. Juneau, except where otherwise noted. Olympic last participated with the Company in the drilling of wells in March 2010. Olympic's ownership in Company-operated wells is limited to our Dutch and Mary Rose wells.
Republic Exploration LLC. In his capacity as sole manager of the general partner of JEX, Mr. Juneau also controls the activities of REX, an entity owned 34.4% by JEX, 32.3% by Contango, and 33.3% by a third party which contributed other assets to REX. REX generates and evaluates offshore exploration prospects and has historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant’s working interest, net revenue interest, and describe when such interests are earned, as well as allocate an ORRI of up to 3.33% to benefit the employees of JEX. The Company proportionately consolidates the results of REX in its consolidated financial statements.

As of September 30, 2013, Contango, Olympic, JEX, REX and JEX employees owned the following interests in the Company's offshore wells.

	Contango		Olympic		JEX		REX		JEX Employees
	WI	NRI	WI	NRI	WI	NRI	WI	NRI	ORRI
Dutch #1 - #5	47.05%	38.12%	3.02%	2.42%	1.61%	1.29%	—%	—%	2.02%
Mary Rose #1	53.21%	40.44%	3.61%	2.7%	2.01%	1.51%	—%	—%	2.79%
Mary Rose #2 - #3	53.21%	38.67%	3.61%	2.58%	2.01%	1.44%	—%	—%	2.79%
Mary Rose #4	34.58%	25.49%	2.34%	1.7%	1.31%	0.95%	—%	—%	1.82%
Mary Rose #5	37.80%	27.88%	2.56%	1.87%	1.43%	1.04%	—%	—%	1.54%
Ship Shoal 263	100.00%	80.00%	—%	—%	—%	—%	—%	—%	3.33%
Vermilion 170	83.20%	64.83%	—%	—%	4.30%	3.35%	12.50%	9.74%	3.33%
South Timbalier 17 (1)	75.00%	53.25%	—%	—%	—%	—%	—%	—%	—%
Crosby 12H-1 (2)	22.50%	16.31%	—%	—%	2.50%	1.81%	—%	—%	0.63%

(1) In June 2013, the Company purchased South Timbalier 17 from an independent oil and gas company. Under the terms of the applicable participation agreement, the Company will have a 75% working interest in this well, with several other owners owning the remainder, until payout of all costs is reached. Once payout of all costs has been reached, REX will have an option to back-in for up to a 9.4% working interest, (6.7% net revenue interest), resulting in the Company owning a 56.3% direct working interests (39.9% direct net revenue interest). The Company paid JEX a prospect fee of $250,000 for evaluating this prospect. There are no JEX employee ORRIs on this prospect.

(2) In October 2012, the Company purchased a 25% non-operating working interest in the Crosby 12H-1 well in Wilkinson County, Mississippi, targeting the TMS. Under the terms of the applicable participation agreement, Contango had a 25% working interest through first production. Once production began, JEX exercised its option to back-in for a 2.5% working interest and 1.81% net revenue interest, respectively. Once production began, JEX employees also received an ORRI of 0.63%.

Below is a summary of payments received from (paid to) related parties in the ordinary course of business in our capacity as operator of the wells and platforms for the periods indicated. The Company made and received similar types of payments with other well owners (in thousands):

	Three months ended September 30,
	2013			2012
	Olympic	JEX	REX	Olympic	JEX	REX
Revenue payments as well owners	$(1,698)	$(1,254)	$(470)	$(1,540)	$(1,133)	$(849)
Joint interest billing receipts	235	412	908	293	220	91

Below is a summary of payments received from (paid to) related parties as a result of specific transactions between the Company, Olympic, JEX and REX. While these payments are in the ordinary course of business, the Company did not have similar transactions with other well owners (in thousands):

	Three months ended September 30,
	2013			2012
	Olympic	JEX	REX	Olympic	JEX	REX
Reimbursement of certain costs	$—	$(10)	$—	$—	$(146)	$—
Payments under Contaro Advisory Agreement	—	(30)	—	—	(667)	—
Investment in REX	—	—	(197)	—	—	—
REX distribution to members	—	—	—	—	—	323

As of September 30, 2013 and June 30, 2013, the Company's consolidated balance sheets included the following balances (in thousands):

	September 30, 2013			June 30, 2013
	Olympic	JEX	REX	Olympic	JEX	REX
Accounts receivable:
Trade receivables	$—	$1	$—	$16	$21	$—
Joint interest billings	66	61	151	178	358	922

Accounts payable:
Royalties and revenue payable	(1,292)	(848)	(416)	(1,181)	(881)	(285)
In addition to the above, the Company paid Mr. Brad Juneau $28,000 during the three months ended September 30, 2013 and 2012 for his services as a director of the Company.
9. Subsequent Events
Merger with Crimson
On October 1, 2013, the Company completed a merger with Crimson Exploration Inc. In accordance with the terms of the merger agreement, Crimson merged with and into Contango Acquisition, Inc ("Merger Sub"), a wholly-owned subsidiary of the Company with Crimson surviving as a wholly-owned subsidiary of Contango. Contango issued approximately 3.9 million shares of its common stock in exchange for all of Crimson's outstanding capital stock. The Company also assumed $235.4 million in debt, including accrued interest and repayment premium, and issued 135,898 options in exchange for the outstanding options held by Crimson employees.
Subject to the terms and conditions of the merger agreement, each share of Crimson common stock was converted into the right to receive 0.08288 shares of common stock of the Company. The Merger qualifies as a tax-free reorganization for U.S. federal income tax purposes, so that none of the Company, Crimson, Merger Sub or Crimson's stockholders will recognize any gain or loss in the Merger, except that Crimson's stockholders may recognize gain or loss with respect to cash received in lieu of fractional shares of Company common stock.
The newly constituted board of directors of the Company consists of Joseph J. Romano, Allan D. Keel, B.A. Berilgen, B. James Ford, Brad Juneau, Lon McCain, Charles M. Reimer, and Steven L. Schoonover. The board of directors has appointed Allan D. Keel as President and Chief Executive Officer of Contango and E. Joseph Grady serves as Senior Vice President and Chief Financial Officer of the Company. Joseph J. Romano remains as Chairman of the Board. Messrs. Keel, Grady and certain other employees of Crimson entered into employment agreements with the Company that became effective upon the consummation of the Merger. The combined company has its headquarters and principal corporate office in Houston, Texas.
The Merger will be accounted for using the acquisition method of accounting with Contango being considered the acquirer of Crimson for accounting purposes. Contango will allocate the purchase price to the fair value of Crimson’s tangible and intangible assets and liabilities at the acquisition date, with any excess purchase price, if any, being recorded as goodwill. Under the acquisition method of accounting, goodwill is not amortized but is tested for impairment at least annually. The Company is currently working on finalizing the fair value analysis for assets acquired and liabilities assumed and purchase price allocation.
New Credit Facility
In connection with the Merger, the Company assumed and immediately repaid Crimson’s $175.0 million debt with Barclays Bank PLC ("Barclays"), its $58.6 million debt with Wells Fargo, and $1.8 million in accrued interest and prepayment premiums. In order to finance the assumed debt, the Company entered into a $500 million four-year revolving credit facility with Royal Bank of Canada and other lenders (the “RBC Credit Facility”) with an initial hydrocarbon supported borrowing base of $275 million. The RBC Credit Facility replaced the Company's $40 million Amegy Credit Agreement. The Company incurred $2.2 million of arrangement and upfront fees in connection with the RBC Credit Facility. Proceeds of the RBC Credit Facility will be used (i) to finance working capital and for general corporate purposes (including requisitions), (ii) for permitted acquisitions, and (iii) to finance transaction expenses in connection with the RBC Credit Facility and the Merger. The RBC Credit Facility is collateralized by substantially all of the assets of the Company and its subsidiaries. Borrowings under the RBC Credit Facility bear interest at a rate that is dependent upon LIBOR or the U.S. prime rate of interest, plus a margin dependent upon the amount outstanding.

On October 1, 2013, the $235.4 million of assumed debt, accrued interest, and prepayment premium and $2.2 million of arrangement and upfront fees under the RBC Credit Facility were paid with the Company's existing cash of $127.6 million and drawings under our RBC Credit Facility of $110.0 million.
Advisory Fees
Upon completion of the Merger, the Company was also required to pay the remaining $1.7 million of a $2.8 million advisory fee to Petrie Partners Securities, LLC, and an assumed liability for an advisory fee to Barclays Capital, Inc. of $2.8 million, who acted as financial advisors to Contango and Crimson, respectively. Both fees were paid in October 2013.
Derivative Instruments
As a result of the Merger, Contango assumed all of Crimson's derivative instruments outstanding as of September 30, 2013, including those transfered to the Company via novation. As of September 30, 2013, the net fair value of Crimson's derivative instruments was approximately $0.3 million.
Exercise of Preferential Right
In August 2013, the Company received notice from a third party that it proposed to sell its interests in oil and gas assets in the Gulf of Mexico, including its interest in five Dutch wells. In September 2013, the Company exercised its preferential right to purchase its pro-rata interest in the five Dutch wells and related assets for approximately $18.8 million. The sale is expected to close by the end of November 2013.

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
You should not unduly rely on these forward-looking statements in this report, as they speak only as of the date of this report. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events. See the information under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in forward-looking statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, previously filed with the SEC.

Merger with Crimson Exploration

On October 1, 2013, the Company completed a merger with Crimson Exploration Inc. ("Crimson"), under an all-stock transaction pursuant to which Crimson became a wholly-owned subsidiary of Contango (the "Merger"). Upon consummation of the Merger, each share of Crimson stock was converted into the right to receive 0.08288 shares of Contango stock resulting in Crimson stockholders owning approximately 20.3% of the post-merger Contango. In connection with the acquisition, the Company assumed $235.4 million of debt, including accrued interest and early prepayment premium and issued 135,898 options in exchange for the outstanding options held by Crimson employees.

Crimson is a Houston, Texas-based independent energy company engaged in the exploitation, exploration, development and acquisition of crude oil and natural gas, primarily in the onshore Gulf Coast regions of the United States. Crimson currently owns and operates onshore properties in Texas, Colorado and Mississippi. Crimson refers to its four corporate areas as (i) Southeast Texas, focusing on the Woodbine, Eagle Ford and Georgetown horizontal plays as well as conventional properties, (ii) South Texas, focusing on the Eagle Ford and Buda horizontal plays as well as conventional properties, (iii) East Texas, focusing on the Haynesville, Mid-Bossier and James Lime formations, and (iv) Rockies and Other, focusing on the Niobrara and D&J Sand formations. Crimson’s strategy is to continue to increase crude oil and liquids-rich reserves and production from an extensive inventory of drilling prospects, de-risk unproved prospects in core operating areas, and opportunistically grow reserves through acquisitions complementary to its existing asset base.

The information contained in this Quarterly Report on Form 10-Q is for the three months ended September 30, 2013 and describes the operations of Contango prior to the Merger. The Company's board of directors recently voted to change our fiscal year-end to December 31. Accordingly, the first report describing the combined operations of Contango and Crimson will be our Transition Report on Form 10-K for the six-month transition period ended December 31, 2013.

Executive Overview

Contango is a Houston, Texas based, independent natural gas and oil company.  The Company's core business is to explore, develop, produce and acquire natural gas and oil properties offshore in the shallow waters of the Gulf of Mexico.  Contango Operators, Inc. (“COI”), our wholly-owned subsidiary, acts as operator of our offshore properties. Contango has additional onshore investments in (i) Exaro Energy III LLC ("Exaro"), which is primarily focused on the development of proved natural gas reserves in the Jonah Field in Wyoming; and (ii) the Tuscaloosa Marine Shale ("TMS") where we own approximately 28,000 acres.

Sale of Alta Assets

On August 1, 2013, Alta Resources Investments, LLC ("Alta") sold its interest in the liquids-rich Kaybob Duvernay Play in Alberta, Canada, where we had invested approximately $15.2 million through our investments in Alta. The Company will receive approximately $30.8 million from the sales proceeds subject to certain closing conditions. Of this amount, $23.1 million was received in September 2013. We expect to receive the remaining $7.7 million by the end of calendar year 2013.
Exploration Program Summary

On July 30, 2013, we spud our South Timbalier 17 prospect in state of Louisiana offshore waters with the Hercules 202 rig, and on August 22, 2013 we announced a successful well. The well was drilled to a total measured depth of approximately 11,400 feet and the wireline logs of the well indicate the presence of hydrocarbons. Estimated reserves and production rates will be dependent upon the liquids content of the formation, which will be better defined once production begins. We are proceeding with development, including securing production facilities. Estimated costs net to Contango to drill, complete and bring this well to full production status are $14.8 million, $10.3 million of which has been spent as of September 30, 2013. Contango has a 75% working interest (53.3% net revenue interest) before payout of all costs, and a 59.3% working interest (42.1% net revenue interest) after payout (including our share of the Republic Exploration LLC ("REX") ownership interest).
Our Strategy
Our exploration strategy is predicated upon the belief that the only competitive advantage in the commodity-based natural gas and oil business is to be among the lowest cost producers.
We historically have depended upon our alliance partner, Juneau Exploration, L.P. (“JEX”), for prospect generation expertise and to review certain prospects submitted by third parties. JEX is experienced and has a successful track record in generating exploration prospects.
We have concentrated our risk investment capital in exploration of (i) offshore Gulf of Mexico prospects and (ii) conventional and unconventional onshore plays. Subsequent to the Merger, we will focus on oil and liquids rich onshore prospects complimented by the selected offshore Gulf of Mexico prospects. Exploration prospects are inherently risky as they require large amounts of capital with no guarantee of success.

Exploration Alliance with JEX
JEX is a private company formed for the purpose of generating offshore and onshore domestic natural gas and oil prospects for the Company, either directly, or via our 32.3% owned affiliated company, REX. In addition to generating prospects, JEX occasionally evaluates exploration prospects generated by third-party independent companies for us to purchase. Once we have purchased a prospect from JEX, REX or a third-party, we have historically entered into participation agreements and joint operating agreements, which specify each participant’s working interest, net revenue interest, and describe when such interests are earned, as well as allocate an overriding royalty interest of up to 3.33% to benefit employees of JEX.
In April 2012, Mr. Brad Juneau, the sole manager of the general partner of JEX, joined the Company’s board of directors. Effective January 1, 2013, Contaro Company ("Contaro"), a wholly-owned subsidiary of the Company, entered into an advisory agreement with JEX (the "Contaro Advisory Agreement"). Under the Contaro Advisory Agreement, JEX provides advisory services to Contaro in connection with Contaro's investment in Exaro, and Mr. Juneau serves on the Board of Managers of Exaro on behalf of Contaro and performs such duties as described in the LLC Agreement. Pursuant to the Contaro Advisory Agreement, JEX is paid a monthly fee of $10,000 by Contaro and is entitled to receive a one percent (1%) fee of the cash profit earned by Contaro. Cash profit is defined as the amount of cash received by Contaro as a result of its investment in Exaro, less the cash invested by Contaro in Exaro.

Contango Operators, Inc.
COI acquires leasehold acreage, drills and operates our wells in the Gulf of Mexico. Additionally, COI may acquire significant working interests in offshore exploration and development opportunities in the Gulf of Mexico, under farm-out agreements, or similar agreements, with REX, JEX and/or third parties.
As of September 30, 2013, the Company’s offshore production was approximately 69.3 Mmcfed, net to Contango, which consists of seven federal and five state of Louisiana wells in the shallow waters of the Gulf of Mexico. These 12 operated wells produce through the following three platforms:
Eugene Island 11 Platform

Our Company-owned and operated production platform at Eugene Island 11 was designed with a capacity of 500 million cubic feet per day ("Mmcfd") and 6,000 barrels of oil per day ("bopd"). In September 2010, the Company installed a companion platform and two pipelines adjacent to the Eugene Island 11 platform to be able to access alternate markets. These platforms service production from the Company’s five Dutch wells in federal waters and five Mary Rose wells in state of Louisiana waters. From these platforms, gas and condensate can flow to our Eugene Island 63 auxiliary platform via our 20” pipeline, which has been designed with a capacity of 330 Mmcfd and 6,000 bopd, and then from there to third-party owned and operated on-shore processing facilities near Patterson, Louisiana, via an ANR pipeline.

Alternatively, gas can flow to the American Midstream (Seacrest), LP pipeline via our 8” pipeline, which has been designed with a capacity of 80 Mmcfd, and from there to a third-party owned and operated on-shore processing facility at Burns Point, Louisiana. Condensate can also flow via an ExxonMobil Pipeline Company pipeline to on-shore markets and multiple refineries. As of September 30, 2013, we were producing approximately 59.3 Mmcfed, net to Contango, from this platform.

Based on production and decline rates, the Company has determined the need to place its Dutch and Mary Rose wells on compression in the next 12 to 24 months, depending on performance of the wells. The Company built a large turbine type compressor for the platform that will be installed an estimated cost of $9.2 million, net to Contango which is currently stored onshore. This compressor will be of sufficient capacity to service all ten of the Company's Dutch and Mary Rose wells. As of September 30, 2013, the Company had incurred approximately $8.7 million to design and build the compressor.

Ship Shoal 263 Platform

Our Company-owned and operated platform at Ship Shoal 263 was designed with a capacity of 40 Mmcfd and 5,000 bopd. This platform services natural gas and condensate production from our Ship Shoal 263 well, which both flow via the Transcontinental Gas Pipeline to onshore processing plants. As of September 30, 2013, we were producing approximately 0.6 Mmcfed, net to Contango, from the platform at Ship Shoal 263. The well reached payout during fiscal year 2012. We will continue producing this well as long as it is economical.

The drilling of our Ship Shoal 255 prospect is expected to commence in late 2013. Should we have a discovery at this prospect, we expect to transport the production to this platform. We currently classify the platform as unproved properties, as its cost is expected to be recovered through future cash flow from Ship Shoal 255.
Vermilion 170 Platform
Our Company-owned and operated platform at Vermilion 170 was designed with a capacity of 60 Mmcfd and 2,000 bopd. This platform services natural gas and condensate production from our Vermilion 170 well. The production flows via the Sea Robin Pipeline to onshore processing plants. Based on production and decline rates, the Company has determined the need to place its Vermilion 170 well on compression in the next 12 months depending on well performance, at a cost of approximately $1.4 million, net to Contango. As of September 30, 2013, the Company had incurred all of the $1.4 million to install the compressor. As of September 30, 2013, we were producing approximately 9.4 Mmcfed, net to Contango, from this platform.

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
Offshore Properties
Contango, through its wholly-owned subsidiary COI, and its partially-owned subsidiary REX, conducts exploration activities in the Gulf of Mexico. As of September 30, 2013, Contango, through COI and REX, had an interest in 18 offshore leases.
Producing Properties. The following table sets forth the interests owned by Contango through its affiliated entities in the Gulf of Mexico which were capable of producing natural gas or oil as of September 30, 2013:

Area/Block	WI	NRI	Status
Eugene Island 10 #D-1 (Dutch #1)	47.05%	38.1%	Producing
Eugene Island 10 #E-1 (Dutch #2)	47.05%	38.1%	Producing
Eugene Island 10 #F-1 (Dutch #3)	47.05%	38.1%	Producing
Eugene Island 10 #G-1 (Dutch #4)	47.05%	38.1%	Producing
Eugene Island 10 #I-1 (Dutch #5)	47.05%	38.1%	Producing
S-L 18640 #1 (Mary Rose #1)	53.21%	40.5%	Producing
S-L 19266 #1 (Mary Rose #2)	53.21%	38.7%	Producing
S-L 19266 #2 (Mary Rose #3)	53.21%	38.7%	Producing
S-L 18860 #1, S-L 19261 and S-L 19266 (Mary Rose #4)	34.58%	25.5%	Producing
S-L 19266 #3 and S-L 18640 (Mary Rose #5)	37.80%	27.6%	Intermittent
Ship Shoal 263	100.00%	80.0%	Producing
Vermilion 170	87.24%	68.0%	Producing
Leases. The Company released Ship Shoal 83 in August 2013. The following table sets forth the working interests owned by Contango through its related entities in the Gulf of Mexico as of September 30, 2013:

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
Onshore Exploration and Properties

Jonah Field - Sublette County, Wyoming

In April 2012, the Company, through its wholly-owned subsidiary, Contaro Company, entered into a Limited Liability Company Agreement (as amended, the “LLC Agreement”) in connection with the formation of Exaro. Pursuant to the LLC Agreement, the Company has committed to invest up to $67.5 million in cash in Exaro, together with other parties for an aggregate commitment of $182.5 million, or a 37% ownership interest in Exaro. As of September 30, 2013, the Company had invested approximately $46.9 million in Exaro.

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

As of September 30, 2013, the Exaro-Encana venture had 70 new wells on production, producing at a rate of approximately 12.6 Mmcfed, net to Contango, plus an additional 10 wells that are either in the completion or fracture stimulation phase. We continue to have three drilling rigs running on this project. For the three months ended September 30, 2013, the Company recognized a gain of approximately $0.7 million, net of tax expense of $360,000, as a result of its investment in Exaro.

Tuscaloosa Marine Shale
In October 2012, the Company purchased a 25% non-operated working interest in the Crosby 12H-1 well in Wilkinson County, Mississippi, targeting the TMS, an oil-focused shale play in central Louisiana and Mississippi. As of September 30, 2013, we had invested approximately $5.9 million in this well, including leasehold costs. This well is operated by Goodrich Petroleum Company LLC ("Goodrich"). For evaluation purposes, we drilled a pilot well, performed an open-hole evaluation and obtained a conventional core over the TMS interval. This well has approximately 6,700 feet of usable lateral and was fracked with 25 stages. As of September 30, 2013, the Crosby 12H-1 well was producing at an 8/8ths rate of approximately 315 barrels of oil per day, with cumulative production of approximately 116,000 barrels of oil through September 30, 2013.

Additionally, as of September 30, 2013, the Company had invested approximately $10.3 million to lease approximately 28,000 acres in the TMS of which $1.1 million was invested in the quarter ended September 30, 2013. To date, we have elected to participate in three wells, where our acreage has been pooled into a unit; (i) the Goodrich-operated CMR/Foster Creek 20-7H #1 well, where we own less than a 1% working interest, (ii) the Goodrich-operated Huff 18-7H #1 well, where we own approximately a 3% working interest, and (iii) the Goodrich-operated Horseshoe Hill #1 well, where our working interest is still being determined. We plan to continue to participate in third-party operated wells with a small working interest. The data we obtain from these wells will assist us in evaluating our TMS acreage and developing a plan for drilling and operating future wells.
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
Reserve Estimates. While we are reasonably certain of recovering our reported reserves, the Company’s estimates of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing natural gas and oil prices, operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s natural gas and oil properties and/or the rate of depletion of such natural gas and oil properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at September 30, 2013 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense for the three months ended September 30, 2013 by approximately $0.6 million, $1.3 million and $2.0 million, respectively.
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
MD&A Summary Data

The table below sets forth our average net daily production data in Mmcfed for each of the periods indicated:

	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Dutch and Mary Rose Wells	54.2	57.2	59.5	57.2	61.7
Ship Shoal 263 Well (Nautilus)	3.5	2.6	0.9	0.6	0.4
Vermilion 170 Well (Swimmy)	10.5	12.9	3.6	4.0	9.6
Non-operated wells	—	—	0.6	0.4	0.3
	68.2	72.7	64.6	62.2	72.0

Dutch and Mary Rose Wells

•
Production at our Dutch and Mary Rose wells has been fairly consistent over the past year. As of September 30, 2013, the ten Dutch and Mary Rose wells were producing approximately 59.3 Mmcfed, net to Contango.

Ship Shoal 263 Well

•
Production at this well has been slowly decreasing since 2011 due to overheating, scaling problems, and water production. The well has also been shut-in several times for production logging and chemical treatment. We believe that this well may be fully depleted in the next twelve months. The well reached payout during fiscal year 2012. We will continue producing this well as long as it is economical. As of September 30, 2013, the well was flowing at approximately 0.6 Mmcfed, net to Contango.

Vermilion 170 Well

•
In January 2013, we identified sustained casing pressure between the production tubing and the production casing at our Vermilion 170 well. Diagnostic tests revealed that the production tubing had parted downhole requiring a shut-in and workover. Operations were conducted to replace the tubing and restore the well, which resumed production in June 2013. As of September 30, 2013, this well was producing at approximately 9.4 Mmcfed, net to Contango.

The table below shows revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids ("NGLs") from continuing operations for the indicated periods. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGLs is the energy equivalent of six thousand cubic feet (“Mcf”) of natural gas. Reported lease operating expenses include property and severance taxes.

	Three Months Ended September 30,
	2013	2012	%
Revenues (thousands):
Natural gas sales	$18,914	$14,076	34%
Condensate sales	10,044	10,681	(6)%
NGLs sales	5,764	5,008	15%
Total revenues	$34,722	$29,765	17%

Production:
Natural gas (million cubic feet)
Dutch and Mary Rose field	4,495	3,855	17%
Vermilion 170 field	669	704	(5)%
Other fields	26	208	(88)%
Total natural gas	5,190	4,767	9%
Oil and condensate (thousand barrels)
Dutch and Mary Rose field	72	68	6%
Vermilion 170 field	13	17	(24)%
Other fields	6	16	(63)%
Total oil and condensate	91	101	(10)%
Natural gas liquids (thousand gallons)
Dutch and Mary Rose field	5,242	5,052	4%
Vermilion 170 field	943	1,115	(15)%
Other fields	20	120	(83)%
Total natural gas liquids	6,205	6,287	(1)%
Total (million cubic feet equivalent)
Dutch and Mary Rose field	5,676	4,985	14%
Vermilion 170 field	882	965	(9)%
Other fields	65	321	(80)%
Total production	6,623	6,271	6%

Daily Production:
Natural gas (million cubic feet per day)
Dutch and Mary Rose field	48.8	41.9	17%
Vermilion 170 field	7.3	7.6	(5)%
Other fields	0.3	2.3	(88)%
Total natural gas	56.4	51.8	9%
Oil and condensate (thousand barrels per day)
Dutch and Mary Rose field	0.8	0.7	6%
Vermilion 170 field	0.1	0.2	(24)%
Other fields	0.1	0.2	(63)%
Total oil and condensate	1.0	1.1	(10)%

	Three Months Ended September 30,
	2013	2012	%
Daily Production (continued):
Natural gas liquids (thousand gallons per day)
Dutch and Mary Rose field	57.0	54.9	4%
Vermilion 170 field	10.2	12.1	(15)%
Other fields	0.2	1.3	(83)%
Total natural gas liquids	67.4	68.3	(1)%
Total (million cubic feet equivalent per day)
Dutch and Mary Rose field	61.7	54.2	14%
Vermilion 170 field	9.6	10.5	(9)%
Other fields	0.7	3.5	(80)%
Total production	72.0	68.2	6%

Average Sales Price:
Natural gas (per thousand cubic feet)	$3.64	$2.95	23%
Oil and condensate (per barrel)	$110.37	$105.75	4%
Natural gas liquids (per gallon)	$0.93	$0.80	16%
Total (per thousand cubic feet equivalent)	$5.24	$4.75	10%

Expenses (thousands):
Operating expenses	$5,553	$6,464	(14)%
Exploration expenses	$89	$44,984	(100)%
Depreciation, depletion and amortization	$11,518	$9,566	20%
Impairment of natural gas and oil properties	$—	$8,410	(100)%
General and administrative expenses	$2,657	$2,580	3%
Gain from sale of assets	$15,645	$—	100%
Gain (loss) from affiliates (net of taxes)	$669	$164	308%

Selected data per Mcfe:
Operating expenses	$0.84	$1.03	(18)%
General and administrative expenses	$0.40	$0.41	(2)%
Depreciation, depletion and amortization of natural gas and oil properties	$1.71	$1.50	14%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Natural Gas, Oil and NGLs Sales and Production. We reported revenues of approximately $34.7 million for the three months ended September 30, 2013, compared to revenues of approximately $29.8 million for the three months ended September 30, 2012. This increase in revenues of $4.9 million was primarily attributable to an increase in natural gas, oil and condensate, and NGLs prices as well as an increase in gas production.
In total, equivalent production increased from 68,200 Mmcfed to 72,000 Mmcfed. Our net natural gas production for the three months ended September 30, 2013 was approximately 56.4 Mmcfd, up from approximately 51.8 Mmcfd for the three months ended September 30, 2012; this increase is a result of a negative impact to the prior year quarter for production downtime due to Hurricane Isaac and planned production enhancement work. Net oil and condensate production for the comparable periods decreased from approximately 1,100 barrels per day to approximately 1,000 barrels per day, and our NGLs production decreased from approximately 68,300 gallons per day to approximately 67,400 gallons per day.
Average Sales Prices. For the three months ended September 30, 2013, the average price of natural gas was $3.64 per Mcf, the average price for oil and condensate was $110.37 per barrel and the average price for NGLs was $0.93 per gallon. For the three months ended September 30, 2012, the average price of natural gas was $2.95 per Mcf, the average price for oil and condensate was $105.75 per barrel and the average price for NGLs was $0.80 per gallon.
Operating Expenses. Lease operating expenses (“LOE”) for the three months ended September 30, 2013 were approximately $5.6 million, as compared to $6.5 million for the three months ended September 30, 2012. This decrease in LOE is mainly attributable to workover expenses of $1.0 million incurred in the quarter ended September 30, 2012.
Exploration Expense. We reported approximately $89,000 of exploration expense for the three months ended September 30, 2013. For the three months ended September 30, 2012, we reported approximately $45.0 million of exploration expense, which consists mainly of $43.7 million related to the drilling of two dry holes at Ship Shoal 134 and South Timbalier 75, and $1.2 million for our exploration in Jim Hogg County, Texas.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization for the three months ended September 30, 2013 and 2012 was approximately $11.5 million and $9.6 million, respectively. The increase in depreciation, depletion and amortization in the current quarter was primarily attributable to an increase in overall production.
General and Administrative Expenses. General and administrative expenses ("G&A expenses") for the three months ended September 30, 2013 and the three months ended September 30, 2012 were approximately $2.7 million and $2.6 million, respectively. G&A expenses remained flat as a result of an increase of $0.7 million due to Merger-related costs during the three months ended September 30, 2013, offset by a $0.5 million decrease related to lower bonus expense combined with a $0.1 million decrease related to other miscellaneous G&A expenses.

Capital Resources and Liquidity
Cash From Operating Activities. Cash flows from operating activities provided approximately $24.7 million in cash for the three months ended September 30, 2013 compared to $17.9 million for the same period in 2012. This increase in cash provided by operating activities was mainly attributable to positive net income for the current period, as well as the timing of payments of the Company’s obligations.
Cash From Investing Activities. Cash flows provided by investing activities for the three months ended September 30, 2013 were approximately $11.4 million, which consisted mainly of $23.2 million proceeds from the sale of our investment in Alta, offset by $11.3 million in capital expenditures for drilling and developing wells and a $0.5 million investment in REX. Cash flows used in investing activities for the three months ended September 30, 2012 were approximately $10.1 million, which consisted mainly of $17.2 million in capital expenditures for drilling and developing wells and an investment of $0.7 million in Alta, partially offset by receiving $7.5 million as a return of capital related to our Exaro investment and $0.3 million as a distribution from REX to its partners.
Cash From Financing Activities. The Company did not have any cash flows from financing activities for the three months ended September 30, 2013 or 2012.
Capital Budget. For the remainder of calendar year 2013, our previously approved capital expenditure budget includes the following:

•	approximately $4.5 million which is the remainder of the total $14.8 million estimate to drill, complete and begin production on our South Timbalier 17 well;

•
approximately $22.5 million to drill our Ship Shoal 255 prospect. Should we be successful, we will have the opportunity to spend significantly more capital to complete development and bring the discovery to producing status; and

•
approximately $18.8 million to purchase our pro-rata interest in the five Dutch wells from a third party, consistent with our preferential right. The sale is expected to close by the end of November 2013.

The total capital program for the fourth calendar quarter will be adjusted to reflect new capital commitments for capital expenditures related to Crimson properties.

As a result of the Merger, we expect to spend significantly more capital to develop Crimson's assets complimented by the selected offshore Gulf of Mexico prospects. Additionally, the Company often reviews acquisitions and prospects presented to us by third parties and we may decide to invest in one or more of these opportunities. There can be no assurance that we will invest, or that any investment we enter into will be successful. These potential investments are not part of our current capital budget and would require us to invest additional capital. Natural gas and oil prices continue to be volatile and our resources may be insufficient to fund any of these opportunities.

New Credit Facility. In connection with the Merger, the Company assumed and immediately repaid Crimson’s $175.0 million debt with Barclays Bank PLC, $58.6 million debt with Wells Fargo, and $1.8 million in fees and prepayment premiums. In order to pay the assumed debt, the Company entered into a $500 million four-year revolving credit facility with Royal Bank of Canada and other lenders (the “RBC Credit Facility”) with an initial hydrocarbon supported borrowing base of $275 million. This facility replaced the Company's $40 million secured revolving Credit Agreement with Amegy Bank ("Amegy Credit Agreement"). The Company incurred $2.2 million of arrangement and upfront fees for the new RBC Credit Facility. Proceeds of the RBC Credit Facility will also be used to (i) finance working capital and for general corporate purposes (including requisitions), (ii) for permitted acquisitions, and (iii) to finance transaction expenses in connection with the RBC Credit Facility and the merger. The RBC Credit Facility is collateralized by substantially all of the assets of the Company and its subsidiaries. Borrowings under the RBC Credit Facility bear interest at a rate that is dependent upon LIBOR or the U.S. prime rate of interest, plus a margin dependent upon the amount outstanding under the facility.

On October 1, 2013, the $235.4 million of assumed debt, accrued interest, and prepayment premium and $2.2 million of arrangement and upfront fees under the RBC Credit Facility were paid off with existing cash of $127.6 million and drawing under our RBC Credit Facility for $110.0 million.

As of November 8, 2013, the Company had borrowed $110.0 million under the RBC Credit Facility, and had cash on hand of $6.2 million.
Natural Gas and Oil Reserves
The following table presents our estimated net proved natural gas and oil reserves at September 30, 2013 and June 30, 2013, based on reserve reports generated by William M. Cobb & Associates, Inc. (“Cobb”) and W.D. Von Gonten and Company ("Von Gonten"). The Company believes that having independent and well respected third-party engineering firms prepare its reserve reports enhances the credibility of its reported reserve estimates.

	Proved Reserves as of
	September 30, 2013	June 30, 2013
Contango Oil & Gas Reserves (1)
Natural Gas (MMcf)	146,701	149,007
Oil, Condensate and Natural Gas Liquids (MBbls)	6,227	6,472
Subtotal (Mmcfe)	184,063	187,839

Reserves Attributable to our 37% Investment in Exaro (2)
Natural Gas (MMcf)	31,910	28,320
Oil, Condensate and Natural Gas Liquids (MBbls)	367	309
Subtotal (Mmcfe)	34,112	30,174

Total (Mmcfe)	218,175	218,013
(1) Reserves Prepared by William M. Cobb & Associates, Inc.
(2) Reserves Prepared by W.D. Von Gonten and Company

Management is responsible for the reserve estimate disclosures in this filing, and members of the Company’s management meet regularly with our independent third-party engineers to review these reserve estimates. Mr. Joseph J. Romano, the Company’s Chief Executive Officer as of September 30, 2013, had primary responsibility for the preparation of the reserve report. Mr. Romano has been in the energy industry for over 35 years, but also relies on others with technical backgrounds in a collaborative effort, all of who provide input to the independent third-party engineers. Mr. Brad Juneau, one of the Company’s directors, monitors production and pressure data daily and provides the majority of the input. Mr. Juneau holds a BS degree in petroleum engineering from Louisiana State University. Mr. Juneau has over 30 years of experience in the oil and gas industry and was a former registered petroleum engineer in the State of Texas. Other executives in accounting and production have advanced degrees and specialty licenses and also provide input to the independent third-party engineers and assist in reviewing the reports.

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
Share Repurchase Program

  In September 2011, the Company’s Board of Directors approved a $50 million share repurchase program. All shares are to be purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases are subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. No shares were purchased during the three months ended September 30, 2013 or 2012. As of September 30, 2013, the Company had purchased 197,877 shares under the $50 million share repurchase program at an average price of $52.16 per share, plus 45,000 stock options, all for approximately $10.8 million.

Credit Facility
In October 2010, the Company completed the arrangement of a $40 million secured revolving Credit Agreement with Amegy Bank (the “Amegy Credit Agreement”). The Amegy Credit Agreement was supported by a hydrocarbon borrowing base and was available to fund the Company’s exploration and development activities, as well as repurchase shares of common stock and to fund working capital as needed. The Amegy Credit Agreement was collateralized by substantially all of the assets of the Company. Borrowings under the Amegy Credit Agreement bore interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. Any principal borrowed was due October 1, 2014, and may be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and effective November 1, 2011, a commitment fee of 0.125% was owed on unused borrowing capacity. The Amegy Credit Agreement contained customary covenants including limitations on our current ratio and additional indebtedness. As of September 30, 2013, the Company was in compliance with all financial covenants and had no borrowings outstanding under the Amegy Credit Agreement.
The credit facility was refinanced in connection with the Merger with Crimson. See Note 9 - "Subsequent Events" for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Credit Rating Risk. As of September 30, 2013, we had no long-term debt subject to the risk of loss associated with movements in interest rates.
As of September 30, 2013, we had approximately $137.5 million in cash and cash equivalents, all of which was held in interest bearing investment accounts. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of September 30, 2013, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.
Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the three months ended September 30, 2013, a 10% fluctuation in the prices received for natural gas and oil production would impact our revenues by approximately $3.5 million.
As a result of the Merger, Contango assumed all Crimson's derivative instruments outstanding as of September 30, 2013, including those transfered to the Company via novation. As of September 30, 2013, the net fair value of Crimson's derivative instruments was approximately $0.3 million.
Item 4. Controls and Procedures
Allan D. Keel, our Chairman, President and Chief Executive Officer, together with our Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013. Based upon that evaluation, the Company’s management concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Several class action lawsuits have been brought by Crimson stockholders in Delaware Chancery Court challenging the proposed Merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms, compensatory damages, and costs and disbursements relating to the lawsuits. Various combinations of Crimson, Contango, members of Crimson’s board of directors, members of Crimson management, and Oaktree Capital

Management L.P. have been named as defendants in these lawsuits. These lawsuits have been consolidated into a single action for all purposes referred to as In Re: Crimson Exploration Inc. Stockholder Litigation; C.A. 8541-VCP.
Additionally, on July 13, 2013, a separate and similar complaint was filed in the District Court of Harris County Texas, in the matter of Fisichella Family Trust v. Crimson Exploration Inc.
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
Item 1A. Risk Factors
For discussion regarding our risk factors, see Item 1 of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, and the Risk Factors included in the Registration Statement on Form S-4 as filed with the SEC on June 13, 2013. Those risk and uncertainties are not the only ones facing us and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition, and/or results of operations
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The description of repurchases made by the Company set forth under the heading “Share Repurchase Program” in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report on Form 10-Q is incorporated into this Item 2 by reference.
Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits:
The exhibits listed on the accompanying Exhibit Index are filed, furnished, or incorporated by reference as part of this report, and such Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: November 12, 2013	By:	/S/ ALLAN D. KEEL
Allan D. Keel President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2013	By:	/S/ E. JOSEPH GRADY
E. Joseph Grady Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2013	By:	/S/ YAROSLAVA MAKALSKAYA
Yaroslava Makalskaya Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Exhibit Number	Description

2.1*	Agreement and Plan of Merger, dated as of April 29, 2013, by and among Contango Oil & Gas Company, Contango Acquisition, Inc. and Crimson Exploration Inc. (3)
3.1	Certificate of Incorporation of Contango Oil & Gas Company. (1)
3.2	Bylaws of Contango Oil & Gas Company. (1)
3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (2)
10.1	Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and The Lenders Signatory Hereto dated October 1, 2013. (4)
23.1	Consent of William M. Cobb & Associates, Inc. †
23.2	Consent of W.D. Von Gonten & Company †
31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††
101	Interactive Data Files †

†	Filed herewith.

††	Furnished herewith.

*
Schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

1.	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

2.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.

3.	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated as of April 29, 2013, as filed with the Securities and Exchange Commission on May 1, 2013.

4.	Filed as an exhibit to the Company’s Current Report on Form 8-K dated as of October 1, 2013, as filed with the Securities and Exchange Commission on October 2, 2013.