Form 10-K
period 2013-12-31
CONTANGO OIL & GAS CO
filed 2014-03-03
CIK 1071993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2013 to December 31, 2013
Commission file number 001-16317
CONTANGO OIL & GAS COMPANY
(Exact name of registrant as specified in its charter)

Delaware	95-4079863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
717 Texas Avenue, Suite 2900
Houston, Texas 77002
(Address of principal executive offices)
(713) 236-7400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, Par Value $0.04 per share	NYSE MKT
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [X]    No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [   ]    No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [    ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]    No [    ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  [ ]    Accelerated filer  [X]    Non-accelerated filer  [    ]    Smaller reporting company  [    ]
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X]
At June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of shares of such common stock as reported on the NYSE MKT, was $455 million. As of February 28, 2014, there were 19,367,411 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Items 10, 11, 12, 13 and 14 of Part III have been omitted from this report since the registrant will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement, pursuant to Regulation 14A. The information required by Items 10, 11, 12, 13 and 14 of this report, which will appear in the definitive proxy statement, is incorporated by reference into this Form 10-K.

1

Explanatory Note
On October 1, 2013, we completed a merger with Crimson Exploration Inc. (“Crimson”) under an all-stock transaction pursuant to which Crimson became a wholly-owned subsidiary of us (the “Merger”). The Merger is described in greater detail within this Form 10-K. In connection with the closing of the Merger, our Board of Directors approved a change of our fiscal year end from June 30 to December 31, commencing with the twelve-month period beginning on January 1, 2014. As a result of this change, we are filing this Transition Report on Form 10-K for the six-month period ended December 31, 2013.

i

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
TRANSITION REPORT ON FORM 10-K FOR THE TRANSITION PERIOD
FROM JULY 1, 2013 TO DECEMBER 31, 2013

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Certain statements contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in this report and those factors summarized below:

• our financial position;
• our business strategy, including outsourcing;
• meeting our forecasts and budgets;
• expectations regarding natural gas and oil markets in the United States.
• natural gas and oil price volatility;
• operational constraints, start-up delays and production shut-ins at both operated and non-operated production platforms, pipelines and natural gas processing facilities;
• the risks associated with acting as the operator in drilling deep high pressure and temperature wells, including well blowouts and explosions;
• the risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes, especially in prospects in which we have made a large capital commitment relative to the size of our capitalization structure;
• the timing and successful drilling and completion of natural gas and oil wells;
• availability of capital and the ability to repay indebtedness when due;
• availability and cost of rigs and other materials and operating equipment;
• timely and full receipt of sale proceeds from the sale of our production;
• the ability to find, acquire, market, develop and produce new natural gas and oil properties;
• interest rate volatility;
• uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
• operating hazards attendant to the natural gas and oil business including weather, environmental risks, accidental spills, blowouts and pipeline ruptures, and other risks;
• downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
• potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps;
• actions or inactions of third-party operators of our properties;
• actions or inactions of third-party operators of pipelines or processing facilities;
• the ability to find and retain skilled personnel;
• strength and financial resources of competitors;
• federal and state legislative and regulatory developments and approvals;
• worldwide economic conditions;
• the ability to construct and operate infrastructure, including pipeline and production facilities;
• the continued compliance by us with various pipeline and gas processing plant specifications for the gas and condensate produced by us;
• operating costs, production rates and ultimate reserve recoveries of our natural gas and oil discoveries;
• expanded rigorous monitoring and testing requirements; and
• ability to obtain insurance coverage on commercially reasonable terms.

Any of these factors and other factors contained in this report could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. Our assumptions about future events may prove to be inaccurate. We caution you that the forward looking statements contained in this report are not guarantees of future performance, and we cannot assure you that those statements will be realized or the forward-looking events and circumstances will occur. All forward-looking statements speak only as of the date of this report.
We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, except as required by law. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

On October 1, 2013 the Company's board of directors approved a change in fiscal year end from June 30 to December 31. Unless otherwise noted, all references to "years" in this report refer to the twelve-month fiscal year, which prior to July 1, 2013 ended on June 30, and beginning with December 31, 2013 ends on December 31 of each year. This Form 10-K covers the transition period of July 1, 2013 through December 31, 2013.

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

PART I
Item 1. Business
Overview
Contango Oil & Gas Company (“Contango”, "we" or the “Company”) is a Houston, Texas based independent energy company engaged in the acquisition, exploration, development, exploitation and production of crude oil and natural gas offshore in the shallow waters of the Gulf of Mexico and in the onshore Gulf Coast region of the United States and Colorado.
On October 1, 2013 the Company's board of directors approved a change in fiscal year end from June 30 to December 31. Unless otherwise noted, all references to "years" in this report refer to the twelve-month fiscal year, which prior to July 1, 2013 ended on June 30, and beginning with December 31, 2013 ends on December 31 of each year. This Form 10-K covers the transition period of July 1, 2013 through December 31, 2013, which includes six months of Contango activity (July - December), but only three months of post-merger Crimson Exploration, Inc. activity (October - December). Subsequent to this Transition Report on Form 10-K, we plan to file with the SEC a report on Form 10-K/A presenting our information for the twelve months ending December 31, 2013, 2012 and 2011.
On October 1, 2013, we completed a merger with Crimson Exploration Inc. (“Crimson”), in an all-stock transaction pursuant to which Crimson became a wholly-owned subsidiary of Contango (the “Merger"). As a result of the Merger, each share of Crimson common stock was converted into the right to receive 0.08288 shares of common stock of the Company. As a result, we issued approximately 3.9 million shares of common stock in exchange for all of Crimson's outstanding capital stock, resulting in Crimson stockholders owning approximately 20.3% of the post-Merger Contango. We also assumed $235.4 million in debt, including accrued interest and repayment premium, and issued 135,898 options in exchange for the outstanding options held by Crimson employees.
The Merger qualified as a tax-free reorganization for U.S. federal income tax purposes, so that none of Contango, Crimson, or any of their respective stockholders recognized any gain or loss in the Merger, except that Crimson's stockholders may have recognized a gain or loss with respect to cash received in lieu of fractional shares of Company common stock.
The newly constituted board of directors of the Company consists of Joseph J. Romano, Allan D. Keel, B.A. Berilgen, B. James Ford, Brad Juneau, Ellis L. McCain, Charles M. Reimer, and Steven L. Schoonover. The board of directors appointed Allan D. Keel as President and Chief Executive Officer and E. Joseph Grady as Senior Vice President and Chief Financial Officer of the Company. Joseph J. Romano has continued as Chairman of the Board. Messrs. Keel, Grady and certain other employees of Crimson entered into employment agreements with the Company that became effective upon the consummation of the Merger. The combined company has its headquarters and principal corporate office in Houston, Texas.
We have historically focused our operations in the Gulf of Mexico (“GOM”), but our recent merger with Crimson has given us access to lower risk, long life resource plays in Southeast Texas (the Woodbine oil and liquids-rich play), in South Texas (the Eagle Ford Shale and Buda oil and liquids-rich plays) and in East Texas (the James Lime liquids-rich play, and under an improved natural gas price environment, the Haynesville/Mid-Bossier gas play). We believe these plays provide long-term growth potential from multiple formations.
Our production for the six months ended December 31, 2013 was approximately 78% offshore and 22% onshore, and 71% natural gas and 29% oil and natural gas liquids. Our production for the three months ended December 31, 2013 was approximately 63% offshore and 37% onshore, and 66% natural gas and 34% oil and natural gas liquids. As of December 31, 2013, our proved reserves were approximately 61% offshore and 39% onshore, and 66% natural gas and 34% oil and natural gas liquids.
Additionally, we have (i) a 37% equity investment in Exaro Energy III LLC (“Exaro”), which participates in a joint venture with Encana Oil & Gas (USA) Inc. (“Encana”) that is primarily focused on the development of proved natural gas reserves in the Jonah Field in Wyoming; (ii) an approximate 29,000 net acre position, and non-operated producing properties, in Louisiana and Mississippi targeting the Tuscaloosa Marine Shale (“TMS”); (iii) operated properties producing from various conventional formations in various counties along the Texas Gulf Coast; (iv) operated producing properties in the Denver Julesburg Basin (“DJ Basin”) in Weld and Adams counties in Colorado, which we believe are prospective in the Niobrara Shale oil play, and (v) seven exploratory prospects in the shallow waters of the Gulf of Mexico.
We intend to grow reserves and production by developing our existing producing property base, by exploiting our oil/liquids resource potential, and by pursuing opportunistic acquisitions in areas where we have current operations and specific operating expertise, as well as new areas we identify that we feel have significant exploration and operational upside. We have developed a significant inventory of quality drilling opportunities on our existing property base that we believe should position us for multiyear reserve growth. Until we see improvement in natural gas prices, we will concentrate our drilling activity predominantly on further developing our oil and liquids-rich onshore assets in Southeast Texas and South Texas, complemented by offshore exploratory drilling. In 2014 specifically, we will focus on our inventory of crude oil and liquids-rich projects with rig programs targeting the Woodbine in Madison and Grimes Counties, Texas, the Buda in Dimmit County, Texas and the James Lime in San Augustine County, Texas. We also currently plan to drill a number of other wells testing new formations in existing areas and one to two exploratory wells in the shallow waters of the Gulf of Mexico.
We will continue to monitor expanding industry activity in the oil-weighted TMS and in the Niobrara Shale to determine the future potential and strategy for optimizing value in each play prior to committing significant drilling capital.
As of December 31, 2013, our proved reserves, as estimated by Netherland, Sewell & Associates, Inc. (“NSAI”) and William M. Cobb and Associates (“Cobb”), our independent petroleum engineering firms, in accordance with reserve reporting guidelines required by the Securities and Exchange Commission (“SEC”), were approximately 313.9 Bcfe, consisting of 207.9 Bcf of natural gas and 17.7 MMBbl of crude oil, condensate and natural gas liquids, with a PV‑10 of $987.2 million, and a Standardized Measure of Discounted Future Net Cash Flows (“Standardized Measure”) of $771.4 million. As of December 31, 2013, 66% of our proved reserves were natural gas, 81% were proved developed and 96.6% were attributed to wells and properties operated by us.  PV-10 is a non-GAAP financial measure.  A reconciliation of our Standardized Measure to PV‑10 is provided under Item 2. Properties ‑ PV-10.
The following summary table sets forth certain information with respect to our proved reserves as of December 31, 2013, excluding our reserves attributable to our investment in Exaro, as estimated by NSAI and Cobb and our net average daily production as of and for the six months ended December 31, 2013:

Region	Estimated Proved Reserves (Bcfe)	% Crude Oil / Condensate	% Natural Gas	% Natural Gas Liquids	% Proved Developed	Average Daily Production **(Mmcfe/d)
Offshore GOM	190.5	6%	79%	15%	99%	70.7
Southeast Texas	52.3	53%	32%	15%	58%	24.3
South Texas	63.3	25%	58%	17%	51%	14.7
Other *	7.8	28%	59%	13%	63%	1.7
Total	313.9					111.4

* East Texas, Mississippi, Louisiana, TMS and Colorado
** Offshore GOM daily production is averaged over 184 days. Southeast Texas, South Texas and Other daily production is averaged over 92 days (the post-Merger period).

Our Strategy
Key elements of our business strategy are:

•
Enhance our portfolio by dedicating the majority of our drilling capital to our oil and liquids-rich opportunities.  Due to the superior economics from oil production, we will allocate most of our 2014 onshore capital budget to oil and liquids-weighted opportunities as we transition from a natural gas weighted production profile to a more balanced reserve and production profile between oil/liquids and natural gas. We currently plan to develop the oil and natural gas liquids resource potential that we believe exists, from numerous formations, on our Madison and Grimes County acreage in Southeast Texas, our Zavala and Dimmit County acreage in South Texas and our San Augustine County acreage in East Texas. If warranted by market conditions, success in these areas and capital availability, we may further accelerate our drilling program in one or more areas. Until the outlook for natural gas prices for a sustained period of time improves significantly, we do not plan to further develop our acreage position in the Haynesville/Mid-Bossier natural gas play in East Texas. For the six months ended December 31, 2013, our production profile was approximately 71% natural gas and 29% oil and natural gas liquids, on an equivalent Mcfe basis. For the three months ended December 31, 2013, our production profile was approximately 66% natural gas and 34% oil and natural gas liquids.

•
Complement the exploitation of our lower-risk onshore resource plays with potentially high-impact offshore exploration. We have historically depended upon Juneau Exploration, L.P. (“JEX”) for offshore prospect generation expertise and to review prospects submitted by third parties. JEX is a private company formed for the purpose of generating offshore and onshore domestic natural gas and oil prospects and is experienced and has a successful track record in exploration. We currently have seven offshore prospects and intend to continue to review and consider offshore exploration opportunities generated by JEX to increase our reserves base. Mr. Brad Juneau, the sole manager of the general partner of JEX, is a member of the Company’s board of directors.

•
Pursue accretive, opportunistic acquisitions that meet our strategic and financial objectives.  We intend to continue evaluating opportunistic acquisitions of crude oil and natural gas properties, including both undeveloped and developed reserves, in areas where we currently have a presence and/or specific operating expertise, as well as new areas that we feel have significant exploration, exploitation or operational upside.

•
Reduce near-term commodity price exposure through hedging.  We utilize commodity derivative instruments to minimize exposure to declining prices on our crude oil, natural gas and natural gas liquids production.  We currently use a series of swaps and costless collars to accomplish our commodity price hedging strategy. As of December 31, 2013, we have 9.5 Bcfe of equivalent production hedged between January 1, 2014 and December 31, 2014. For 2014 production we have 0.2 MMBbl of crude oil hedges at an average Brent floor price of $104.29/Bbl, 0.3 MMBbl of crude oil hedges at an average WTI floor price of $95.05/Bbl and 6.9 Bcf of natural gas hedges at an average floor price of $3.94 /MMBtu.

•
Selectively exploit our existing onshore producing conventional property base to generate additional cash flows.  We believe our multi-year drilling inventory of exploitation opportunities on our existing onshore conventional producing properties provides us with a solid, dependable platform for future reserve and production growth.  We own 3D seismic data that covers substantially all of our Liberty County acreage in Southeast Texas, giving us a higher degree of confidence in the potential in this area.  However, as a result of our desire to more extensively develop our resource plays, we do not expect to allocate significant drilling capital to further develop these assets in 2014.

Offshore Gulf of Mexico
As of December 31, 2013, the Company's offshore production consisted of seven federal and five State of Louisiana Company-operated wells in the shallow waters of the Gulf of Mexico. These 12 wells produce from three fields. The following summary table sets forth certain information with respect to our offshore reserves as of and for the six months ended December 31, 2013:

Field	Estimated Proved Reserves (Bcfe)	% Crude Oil / Condensate	% Natural Gas	% Natural Gas Liquids	% Proved Developed	Average Daily Production (Mmcfe/d)
Dutch and Mary Rose	170.4	7%	79%	14%	99%	60.4
Vermilion 170	17.7	5%	77%	18%	100%	9.6
Other Offshore	2.4	9%	91%	—%	8%	0.7
Total	190.5					70.7
Dutch and Mary Rose Field
We operate five federal wells located at Eugene Island 10 (“Dutch”), and five state wells located in adjacent state of Louisiana waters (“Mary Rose”). These ten wells produce to a Company-owned and operated production platform at Eugene Island 11. While we do not own the Eugene Island 11 block, this does not impact our ability to operate our facilities located on that block. Operators in the Gulf of Mexico may place platforms and facilities on any location without having to own the lease, provided that permission and proper permits from the Bureau of Safety and Environmental Enforcement (“BSEE”) have been obtained. We have obtained such permission and permits. We installed our facilities at Eugene Island 11 because that was the optimal gathering location in proximity to our wells and marketing pipelines.
From this platform we are able to access two separate markets which minimizes downtime risk and provides the ability to select the best sales price. Oil and gas production can flow via a TC Offshore (formerly ANR) pipeline to third-party owned and operated onshore processing facilities near Patterson, Louisiana. Alternatively, gas can flow to the American Midstream (Seacrest), LP pipeline via our 8” pipeline, which has been designed with a capacity of 80 Mmcfd, and from there to a third-party owned and operated on-shore processing facility at Burns Point, Louisiana. Condensate can also flow via an ExxonMobil Pipeline Company pipeline to onshore markets and multiple refineries.
Based on production and normal decline, we anticipate placing our Dutch and Mary Rose wells on central compression at the Eugene Island 11 platform in 2014. We have designed a turbine type compressor for the platform which will be of sufficient capacity to service all ten of our Dutch and Mary Rose wells. As of December 31, 2013, we had incurred approximately $8.8 million to design and build the compressor, and have budgeted an additional $0.8 million for the installation anticipated in June 2014.

In December 2013, we exercised a preferential right and purchased an additional 7.84% working interest and 6.53% net revenue interest in the five Contango-operated Dutch wells from an independent oil and gas company for $18.8 million, subject to a purchase price adjustment based on production and operating expenses between the effective date of July 1, 2013 and the closing date of December 12, 2013. Preliminary estimated adjustments of approximately $3.8 million reduce the purchase price to a total of $15 million, net to the Company. The purchase price is expected to be finalized in the first quarter of 2014.
Vermilion 170 Field
    We operate one well at Vermilion 170 which flows to a Company-owned and operated production platform at the same location. Based on current production and decline rates, we have determined the need to place our Vermilion 170 well on compression in 2014, at a cost of $1.4 million, net to the Company. As of December 31, 2013, we had incurred all of the $1.4 million to design, build and install the compressor.
    In January 2013, sustained casing pressure was identified between the production tubing and the production casing at our Vermilion 170 well. Diagnostic tests revealed that the production tubing had parted downhole requiring a workover of the well. Well production was shut-in and the original tubing and casing were successfully removed. Operations were conducted to replace the tubing and restore the well to production in June 2013. For the fiscal year ended June 30, 2013, approximately $12.0 million was spent on these workover operations, net to the Company.
Other Offshore
Our Ship Shoal 263 and South Timbalier 17 fields have been included in “Other Offshore." The Company operates one well at Ship Shoal 263, which produces to a Company-owned and operated production platform at the same location. This well reached payout in 2012. We will continue producing this well as long as it is economical.
    In September 2012 and December 2012, due to the decline in production and high water levels from our Ship Shoal 263 well, our reservoir engineer revised his estimated net proved natural gas and oil reserves from this well. As a result, the net book value of our Ship Shoal 263 well exceeded the future undiscounted cash flows associated with its reserves. Accordingly, we recognized an impairment expense of approximately $12.0 million during the first half of the fiscal year ended June 30, 2013 for this well.
On July 30, 2013, we spud our South Timbalier 17 prospect in state of Louisiana offshore waters, and on August 22, 2013 we announced a successful well. The well was drilled to a total measured depth of approximately 11,400 feet and the wireline logs of the well indicate the presence of hydrocarbons. We are proceeding with development, including installation of production facilities. Estimated costs net to Contango to drill, complete and bring this well to full production status are $12.6 million, $10.3 million of which has been incurred as of December 31, 2013. We have a 75% working interest (53.3% net revenue interest) before payout, and a 59.3% working interest (42.1% net revenue interest) after payout. We expect this well to commence production in mid-2014.
In December 2013, we spud our Ship Shoal 255 prospect. We have budgeted $23.0 million to drill this well, with total drilling operations forecasted to conclude in March 2014. Contingent on success, additional capital will be invested to complete and tie-in the well. We will transport the new production through our nearby platform at Ship Shoal 263. We have currently classified the platform as unproved properties, as its cost is expected to be recovered through our Ship Shoal 255 prospect.
The interests above include our ownership interest in Republic Exploration LLC ("REX"), an entity owned 34.4% by JEX, 32.3% by Contango, and 33.3% by a third party. REX generates and evaluates offshore exploration prospects and has historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant’s working interest, net revenue interest, and describe when such interests are earned, as well as allocate an overriding royalty interest ("ORRI") of up to 3.33% to benefit the employees of JEX. In his capacity as sole manager of the general partner of JEX, Mr. Brad Juneau also controls the activities of REX. The Company proportionately consolidates its interest in REX in its consolidated financial statements.
Other Activities
In June and July 2013, the Company was awarded three lease blocks, Eugene Island 23, Ship Shoal 52 and Ship Shoal 59, by the Bureau of Ocean Energy Management ("BOEM"), which were bid at the Central Gulf of Mexico Lease Sale 227 held on March 20, 2013. We now own 16 offshore lease blocks.
Prior Year Activities
In July 2012, we spud our Ship Shoal 134 and South Timbalier 75 prospects. In October 2012, we announced that we had reached total depth on each and no commercial hydrocarbons were found. The Company has plugged and abandoned both wells.

We incurred approximately $50.0 million to drill, plug and abandon these wells, including approximately $6.6 million in leasehold costs.
In July 2011, we recompleted our Eloise South well uphole in the Cib-Op sands as our Dutch #5 well, at a cost of approximately $5.7 million, while in January 2012 we recompleted our Eloise North well uphole in the Cib-Op sands as our Mary Rose #5 well, at a cost of approximately $0.5 million. The Mary Rose #5 is currently flowing intermittently awaiting compression.
Onshore Properties
Our onshore areas of operation consist primarily of:

•
Southeast Texas. As of December 31, 2013, our Southeast Texas region included approximately 42,580 gross (26,476 net) acres, proven reserves of 52.3 Bcfe, and 79 gross (44.3 net) producing wells. Crimson has actively developed this area since 2008, primarily focusing on conventional wells in the Yegua and Cook Mountain sands in Liberty County until 2012. In 2012, Crimson shifted its focus to the horizontal development of the Woodbine formation in Madison and Grimes counties, where there has recently been significant industry activity pursuing the Woodbine and Eagle Ford Shale oil plays near our leasehold positions. During 2013, Crimson, and then Contango, drilled 12 gross (eight net) wells on acreage targeting the Woodbine formation. We will continue our focus on further developing our inventory of crude oil and liquids-rich projects in the Woodbine formation with a continuous rig program planned for 2014. We currently have approximately 19,000 net acres, with a multi-year inventory of potential drilling locations, in Madison and Grimes counties, which includes the Woodbine, Eagle Ford Shale and Georgetown formations.

On December 31, 2013, we sold to an independent third party approximately 7.1% of our interest in all developed and undeveloped properties in Madison and Grimes Counties. The sales price of $20 million is subject to a purchase price adjustment, based on production and operating expenses between the effective date of July 1, 2013 and the closing date of December 31, 2013. The current estimated sales price after preliminary adjustments is $20.4 million, or $91,007 per flowing barrel of equivalent daily production and $47.32 per equivalent barrel of proved reserves.

•
South Texas. As of December 31, 2013, our South Texas region included approximately 105,364 gross (55,885 net) acres, proven reserves of 63.3 Bcfe, and 274 gross (144.7 net) producing wells. Of this, approximately 25,880 gross (13,978 net) acres are targeting the Buda and Eagle Ford Shale plays, approximately 80% of which is held by production. Crimson began development of the Eagle Ford Shale in Bee County in 2010 and in Karnes, Zavala and Dimmit counties in 2011. During 2013, Contango and Crimson drilled six gross operated wells (three net) and one gross non-operated well (0.25 net) in the Buda formation in Zavala and Dimmit counties. Six of the wells were successful, while one was a mechanical failure which may be side tracked in the future. Initial thirty-day average production rates for each of the first five wells was 730 boed while the sixth well continues to clean up. We have one additional well in process at year-end 2013 and expect to have at least one rig running full-time in 2014. Our estimated net proven Buda/Eagle Ford reserves in this area were 23.5 Bcfe, comprised of 74.4% liquids, with 17 gross (8.9 net) producing wells, as of December 31, 2013.

The remaining 79,484 gross (41,907 net) acres in South Texas are located in our conventional fields that produce primarily from the Wilcox, Frio, and Vicksburg sands. Our estimated net proved conventional reserves in this area were 39.8 Bcfe, comprised of 76.3% gas, with 257 gross (135.8 net) producing wells, as of December 31, 2013.

•
Other (East Texas).  As of December 31, 2013, our East Texas region included approximately 7,904 gross (4,833 net) acres primarily in San Augustine County, proven reserves of 1.5 Bcfe comprised of 99% gas, and eight gross (3.9 net) producing wells. Crimson actively developed the Haynesville and Mid-Bossier Shales in this area in 2009 through 2011 during a more favorable natural gas price environment. We believe that the further exploitation of our acreage in the Haynesville and Mid-Bossier Shale dry gas formations will provide long-term natural gas reserve and production growth in the future; however, we do not anticipate devoting drilling capital to these formations until we see a sustained improvement in the natural gas price environment. During 2014, we will initiate development of the shallower liquids rich James Lime formation on our acreage in San Augustine County. We anticipate that we will drill up to two wells in that area during 2014, where the offset operator has experienced excellent results in recent drilling. Approximately 80% of our acreage in East Texas is held by production.

•
Other (Tuscaloosa Marine Shale). We own a 25% non-operated working interest in the Crosby 12H-1 well in Wilkinson County, Mississippi, targeting the TMS, an oil-focused shale play in central Louisiana and Mississippi. This well is operated by Goodrich Petroleum Company LLC ("Goodrich"). As of December 31, 2013, the Crosby 12H-1 well was producing at an 8/8ths rate of approximately 200 barrels of oil per day, with cumulative production of approximately 136,000 barrels of oil from the commencement of production through December 31, 2013.

In addition, as of December 31, 2013, we had leased approximately 40,492 gross (29,065 net) undeveloped acres in the TMS. To date, we have elected to participate in three non-operated wells (excluding the Crosby 12H-1 discussed above) where our acreage has been pooled into units: (i) the Goodrich-operated CMR/Foster Creek 20-7H #1 well, where we own less than a 1% working interest; (ii) the Goodrich-operated Huff 18-7H #1 well, where we own approximately a 3% working interest; and (iii) the Goodrich-operated Horseshoe Hill #1 well, where our working interest is still being determined and which will likely be drilled in 2014. We plan to continue to evaluate participation in third-party operated wells with a small working interest as a means to obtain data from these wells to assist us in evaluating our TMS acreage and develop a plan for potentially drilling and operating future wells.

•
Other (Colorado). We hold approximately 16,080 gross (11,229 net) acres in the DJ Basin in Colorado (mostly in Adams and Weld counties). There has been increasing activity since 2011 in the vicinity of our Colorado acreage in pursuit of the Niobrara Shale oil formation. Recent industry activity in the area has proven that the application of horizontal drilling technology for oil in the shallower Niobrara Shale may provide attractive return possibilities; however, the prospect for full-scale economic development is still uncertain.  Substantially all of our net acres in the Niobrara Shale are held by production. We plan to monitor the 2014 industry activity and results of our peers in the Niobrara Shale to determine our strategy for maximizing the value of our position in the area.

•	Other. We hold approximately 3,302 gross (621 net) acres in small non-operating working interests in the Fenton field area of Calcasieu Parish, Louisiana and a minor crude oil property in Mississippi.

Onshore Investments and Joint Ventures

•
Kaybob Duvernay - Alberta, Canada. In mid-2011, we began investing in Alta Resources Investments, LLC (“Alta”). On August 1, 2013, Alta sold its interest in the liquids-rich Kaybob Duvernay Play in Alberta, Canada, where we had invested approximately $15.2 million. We expect to receive approximately $30.5 million from the sales proceeds. Of this amount, $23.1 million was received in September 2013, $5.4 million was received in February 2014, and the remaining $2.0 million is expected to be received by the end of 2014.

•
Jonah Field - Sublette County, Wyoming. In April 2012, we, through our wholly-owned subsidiary, Contaro Company (“Contaro”), entered into a Limited Liability Company Agreement (as amended, the “LLC Agreement”) in connection with the formation of Exaro. Pursuant to the LLC Agreement, we have committed to invest up to $67.5 million in cash in Exaro, together with other parties for an aggregate commitment of approximately $183 million, resulting in a 37% ownership interest in Exaro. As of December 31, 2013, we had invested approximately $46.9 million in Exaro.

Exaro has entered into an Earning and Development Agreement with Encana to provide funding of up to $380 million to continue the development drilling program in a defined area of Encana's Jonah Field located in Sublette County, Wyoming. This funding will be comprised of the $182.5 million investment described above, debt, and cash flow from operations. Encana will continue to be the operator of the field. Upon investing the full amount of the $380 million, Exaro will have earned 32.5% of Encana's working interest in a defined joint venture area that comprises approximately 5,760 gross acres.
As of December 31, 2013 the Exaro-Encana venture had 83 new wells on production, producing at a rate of approximately 38 Mmcfed, net to Exaro, plus an additional 14 wells that are either in the completion or fracture stimulation phase. Encana has indicated that they expect to have three drilling rigs running on this project during 2014. For the six months ended December 31, 2013, the Company recognized a gain of approximately $1.6 million, net of tax expense of $0.8 million, as a result of its investment in Exaro. As of December 31, 2013, reserves attributable to our investment in Exaro were 41.7 Bcfe. We do not anticipate making any additional equity contributions during 2014. See Note 11 to our Financial Statements - “Investment in Exaro Energy III LLC” for additional details related to this investment.
We intend to continue to evaluate potential acquisition opportunities to expand our presence in our Southeast and South Texas resource plays, to exploit our oil and liquids-rich positions, and to continue to develop exploration and exploitation opportunities where commodity price-justified.  Acquisition efforts will typically be focused on areas in which we can leverage our geographic and geological expertise to exploit identified drilling opportunities, and where we can develop an inventory of additional drilling prospects that we believe will enable us to grow production and add reserves.

Outlook
Our capital expenditure budget for 2014 is currently forecasted at approximately $216 million, and is expected to be funded primarily from internally generated cash flow. Our plans include the drilling of 47 gross wells (28 net). Expenditures planned for 2014 include:

•
Gulf of Mexico - We forecast capital expenditures of approximately $39 million for 2014. The largest components of this amount include $23 million to drill our Ship Shoal 255 exploratory prospect and $12 million to commence drilling an additional exploratory well in the shallow waters of the Gulf of Mexico late in the year.

•
Woodbine - We forecast capital expenditures of approximately $89 million in Madison and Grimes Counties to drill 19-20 wells. We currently anticipate 11 wells in our Force area, six wells in our Chalktown area and two wells in our Iola / Grimes area, all of which will target the Woodbine formation. Additionally, we will drill one or more additional wells to test other reservoir-maximization strategies in the area.

•	Buda - We forecast capital expenditures of approximately $33 million in Zavala and Dimmit Counties to drill 14 operated and five non-operated wells targeting the Buda formation.

•	James Lime - We forecast capital expenditures of approximately $9 million in St. Augustine County to drill two wells targeting the James Lime formation.

•
Other - We also forecast spending an additional $46 million in 2014 on the acquisition of undeveloped acreage in existing and new areas, initial test wells on other formations in current areas or new acreage, on seismic data and for potential completion/facility costs on Gulf of Mexico prospects.

Discontinued Operations
Patara and Rexer Assets
In October 2009, the Company entered into a joint venture with Patara Oil & Gas LLC ("Patara") to develop Cotton Valley gas reserves in Panola County, Texas. B.A. Berilgen, a member of the Company’s board of directors, was the Chief Executive Officer of Patara at the time. In May 2011, the Company sold to Patara its interest in the wells drilled under this joint venture program, as well as its interest in two wells we drilled in Texas (Rexer #1 and Rexer-Tusa #2).
Contango Mining Company
Contango Mining Company (“Contango Mining”), a wholly-owned subsidiary of the Company was initially formed in October 2009 for the purpose of engaging in exploration in the State of Alaska for gold and rare earth elements. Contango Mining held leasehold interests in native, Federal, and State of Alaska acreage. In November 2010, Contango ORE, Inc. ("CORE"), then another wholly-owned subsidiary of the Company, acquired the assets and acreage of Contango Mining in exchange for its common stock which was subsequently distributed to the Company’s stockholders. The Company also contributed $3.5 million in cash to CORE immediately prior to the distribution and no longer has an ownership in CORE.
We have accounted for these transactions as discontinued operations and have included the results of these operations in discontinued operations for all periods presented. See Note 18 to our Financial Statements - "Discontinued Operations" for a description of these transactions.

Title to Properties
From time to time, we are involved in legal proceedings relating to claims associated with ownership interests in our properties. We believe we have satisfactory title to all of our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, and liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). Detailed investigations, including a title opinion rendered by a licensed independent third party attorney, are typically made before commencement of drilling operations.
We have granted mortgage liens on substantially all of our natural gas and crude oil properties to secure our senior secured revolving credit facility. These mortgages and the related credit agreement contain substantial restrictions and operating covenants that are customarily found in credit agreements of this type. See Note 13 to our Financial Statements ‑ “Long-Term Debt” for further information.
Marketing and Pricing
We currently derive our revenue principally from the sale of natural gas and oil. As a result, our revenues are determined, to a large degree, by prevailing natural gas and oil prices. We sell a portion of our natural gas production to purchasers pursuant to sales agreements which contain a primary term of up to three years and crude oil and condendate production to purchasers under sales agreements with primary terms of up to one year. The sales prices for natural gas are tied to industry standard published index prices, subject to negotiated price adjustments, while the sale prices for crude oil are tied to industry standard posted prices subject to negotiated price adjustments.
We utilize commodity price hedge instruments to minimize exposure to declining prices on our crude oil, natural gas and natural gas liquids production. We use a series of swaps and costless collars to accomplish our commodity hedging strategy. Unrealized gains or losses will vary period to period, and will be a function of hedges in place, the strike prices of those hedges and the forward curve pricing for the commodities and interest rates being hedged.
Price decreases would adversely affect our revenues, profits and the value of our proved reserves. Historically, the prices received for natural gas and oil have fluctuated widely. Among the factors that can cause these fluctuations are:

•	The domestic and foreign supply of natural gas and oil

•	Overall economic conditions

•	The level of consumer product demand

•	Adverse weather conditions and natural disasters

•	The price and availability of competitive fuels such as heating oil and coal

•	Political conditions in the Middle East and other natural gas and oil producing regions

•	The level of LNG imports/exports

•	Domestic and foreign governmental regulations

•	Special taxes on production

•	The loss of tax credits and deductions
Historically, we have been dependent upon a few purchasers for a significant portion of our revenue. Major purchasers of our natural gas, oil and natural gas liquids for the six months ended December 31, 2013, calculated on an equivalent basis, were ConocoPhillips Company (40%), Shell Trading US Company (16%), Sunoco, Inc. (15%), Enterprise Products Operating LLC (7%), and Exxon Mobil Oil Corporation (4%). This concentration of purchasers may increase our overall exposure to credit risk, and our purchasers will likely be similarly affected by changes in economic and industry conditions. Our financial condition and results of operations could be materially adversely affected if one or more of our significant purchasers fails to pay us or ceases to acquire our production on terms that are favorable to us. However, we believe our current purchasers could be replaced by other purchasers under contracts with similar terms and conditions.
Competition
The oil and gas industry is highly competitive and we compete with numerous other companies. Our competitors in the exploration, development, acquisition and production business include major integrated oil and gas companies as well as numerous independent companies, including many that have significantly greater financial resources and in-house technical expertise.
The primary areas in which we encounter substantial competition are in locating and acquiring desirable leasehold acreage for our drilling and development operations, locating and acquiring attractive producing oil and gas properties, and obtaining purchasers and transporters for the natural gas and crude oil we produce. There is also competition between producers of natural gas and crude oil and other industries producing alternative energy and fuel. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States; however, it is not possible to predict the nature of any such legislation or regulation that may ultimately be adopted or its effects upon our future operations. Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing natural gas and crude oil and may prevent or delay the commencement or continuation of a given operation. The effect of these risks cannot be accurately predicted.

Governmental Regulations and Industry Matters
Federal Income Tax
Federal income tax laws significantly affect our operations. The principal provisions affecting us are those that permit us, subject to certain limitations, to deduct as incurred, rather than to capitalize and amortize, its domestic “intangible drilling and development costs” and to claim depletion on a portion of our domestic natural gas and oil properties and to claim a manufacturing deduction based on qualified production activities.

Industry Regulations
The availability of a ready market for crude oil, natural gas and natural gas liquids production depends upon numerous factors beyond our control. These factors include regulation of crude oil, natural gas, and natural gas liquids production, federal and state regulations governing environmental quality and pollution control, state limits on allowable rates of production by well or proration unit, the amount of crude oil, natural gas and natural gas liquids available for sale, the availability of adequate pipeline and other transportation and processing facilities, and the marketing of competitive fuels. For example, a productive natural gas well may be “shut-in” because of an oversupply of natural gas or lack of an available natural gas pipeline in the area in which the well is located. State and federal regulations generally are intended to prevent waste of crude oil, natural gas, and natural gas liquids, protect rights to produce crude oil, natural gas and natural gas liquids between owners in a common reservoir, control the amount of crude oil, natural gas and natural gas liquids produced by assigning allowable rates of production, and protect the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted.
The following discussion summarizes the regulation of the U.S. oil and gas industry. We believe that we are in substantial compliance with the various statutes, rules, regulations and governmental orders to which our operations may be subject, although there can be no assurance that this is or will remain the case. Moreover, such statutes, rules, regulations and government orders may be changed or reinterpreted from time to time in response to economic or political conditions, and there can be no assurance that such changes or reinterpretations will not materially adversely affect our results of operations and financial condition. The following discussion is not intended to constitute a complete discussion of the various statutes, rules, regulations and governmental orders to which our operations may be subject.
Regulation of Crude Oil, Natural Gas and Natural Gas Liquids Exploration and Production
Our operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells that may be drilled in and the unitization or pooling of crude oil and natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units, and therefore more difficult to develop a project, if the operator owns less than 100% of the leasehold. In addition, state conservation laws, which establish maximum rates of production from crude oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of crude oil, natural gas and natural gas liquids we can produce from our wells and may limit the number of wells or the locations at which we can drill. The regulatory burden on the oil and gas industry increases our costs of doing business and, consequently, affects our profitability. Inasmuch as such laws and regulations are frequently expanded, amended and interpreted, we are unable to predict the future cost or impact of complying with such regulations.
Regulation of Sales and Transportation of Natural Gas
Federal legislation and regulatory controls have historically affected the price of natural gas produced by us, and the manner in which such production is transported and marketed. Under the Natural Gas Act of 1938 (the “NGA”), the Federal Energy Regulatory Commission (the “FERC”) regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act (the “Decontrol Act”) deregulated natural gas prices for all “first sales” of natural gas, including all sales by us of our own production. As a result, all of our domestically produced natural gas may now be sold at market prices, subject to the terms of any private contracts that may be in effect. However, the Decontrol Act did not affect the FERC’s jurisdiction over natural gas transportation.

Under the provisions of the Energy Policy Act of 2005 (the “2005 Act”), the NGA has been amended to prohibit market manipulation by any person, including marketers, in connection with the purchase or sale of natural gas, and the FERC has issued regulations to implement this prohibition. The Commodity Futures Trading Commission (the “CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market including oil and natural gas. With regard to physical purchases and sales of natural gas and other energy commodities, and any related hedging activities that we undertake, we are thus required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation.
Under the 2005 Act, the FERC has also established regulations that are intended to increase natural gas pricing transparency through, among other things, new reporting requirements and expanded dissemination of information about the availability and prices of gas sold. For example, on December 26, 2007, FERC issued a final rule on the annual natural gas transaction reporting requirements, as amended by subsequent orders on rehearing, or Order No. 704. Order No. 704 requires buyers and sellers of natural gas above a de minimis level, including entities not otherwise subject to FERC jurisdiction, to submit on May 1 of each year an annual report to FERC describing their aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to or may contribute to the formation of price indices. Order No. 704 also requires market participants to indicate whether they report prices to any index publishers and, if so, whether their reporting complies with FERC’s policy statement on price reporting. It is the responsibility of the reporting entity to determine which individual transactions should be reported based on the guidance of Order No. 704 as clarified in orders on clarification and rehearing. In addition, to the extent that we enter into transportation contracts with interstate pipelines that are subject to FERC regulation, we are subject to FERC requirements related to use of such interstate capacity. Any failure on our part to comply with the FERC’s regulations could result in the imposition of civil and criminal penalties.
Our natural gas sales are affected by intrastate and interstate gas transportation regulation. Following the Congressional passage of the Natural Gas Policy Act of 1978 (the “NGPA”), the FERC adopted a series of regulatory changes that have significantly altered the transportation and marketing of natural gas. Beginning with the adoption of Order No. 436, issued in October 1985, the FERC has implemented a series of major restructuring orders that have required interstate pipelines, among other things, to perform “open access” transportation of gas for others, “unbundle” their sales and transportation functions, and allow shippers to release their unneeded capacity temporarily and permanently to other shippers. As a result of these changes, sellers and buyers of gas have gained direct access to the particular interstate pipeline services they need and are better able to conduct business with a larger number of counterparties. We believe these changes generally have improved our access to markets while, at the same time, substantially increasing competition in the natural gas marketplace. It remains to be seen, however, what effect the FERC’s other activities will have on access to markets, the fostering of competition and the cost of doing business. We cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on our activities. We do not believe that we will be affected by any such new or different regulations materially differently than any other seller of natural gas with which we compete.
In the past, Congress has been very active in the area of gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation, or “lighter handed” regulation, and the promotion of competition in the gas industry. There regularly are other legislative proposals pending in the federal and state legislatures that, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on us. Similarly, and despite the trend toward federal deregulation of the natural gas industry, we cannot predict whether or to what extent that trend will continue, or what the ultimate effect will be on our sales of gas. Again, we do not believe that we will be affected by any such new legislative proposals materially differently than any other seller of natural gas with which we compete.
Oil Price Controls and Transportation Rates
Sales prices of crude oil, condensate and gas liquids by us are not currently regulated and are made at market prices. Our sales of these commodities are, however, subject to laws and to regulations issued by the Federal Trade Commission (the “FTC”) prohibiting manipulative or fraudulent conduct in the wholesale petroleum market. The FTC holds substantial enforcement authority under these regulations, including the ability to assess civil penalties of up to $1 million per day per violation. Our sales of these commodities, and any related hedging activities, are also subject to CFTC oversight as discussed above.
The price we receive from the sale of these products may be affected by the cost of transporting the products to market. Much of the transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. The FERC’s regulation of crude oil and natural gas liquids transportation rates may tend to increase the cost of transporting crude oil and natural gas liquids by interstate pipelines, although the annual adjustments may result in decreased rates in a given year.

Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. We are not able at this time to predict the effects of these regulations or FERC proceedings, if any, on the transportation costs associated with crude oil production from our crude oil producing operations.
Environmental and Occupational Health and Safety Matters
Our crude oil and natural gas exploration, development and production operations are subject to stringent federal, regional, state and local laws and regulations governing occupational health and safety aspects of our operations, the discharge of materials into the environment, or otherwise relating to environmental protection. Numerous governmental authorities, including the U.S. Environmental Protection Agency (the “EPA”) and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions. These laws and regulations may require the acquisition of a permit to conduct drilling and other regulated activities, restrict the types, quantities and concentration of various substances that may be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from current or former operations; impose specific health and safety criteria addressing worker protection; and impose substantial liabilities for pollution resulting from production and drilling operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of orders enjoining some or all of our operations in affected areas. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue in the future, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental actions are taken that result in more stringent and costly well drilling, construction, completion, water management activities, waste handling, storage, transport, disposal or remediation requirements, our business and prospects could be materially and adversely affected.
Our domestic natural gas and oil operations, including those involving federal leases in the U.S. Gulf of Mexico, are subject to extensive federal and state regulation and imposition of environmental liabilities or possible interruption or termination of leasing activities by governmental authorities. The Comprehensive Environmental Response, Compensation and Liability Act, as amended, (“CERCLA”), also known as the “Superfund Law”, and similar state laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of potentially responsible persons that are considered to have contributed to the release of a “hazardous substance” into the environment.  These potentially responsible persons include the current or past owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site.  Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We generate materials in the course of our operations that may be regulated as hazardous substances.
We also generate wastes that are subject to the federal Resource Conservation and Recovery Act, as amended (the “RCRA”), and comparable state statutes. The RCRA imposes strict requirements on the generation, storage, treatment, transportation and disposal of nonhazardous and hazardous wastes, and the EPA and analogous state agencies stringently enforce the approved methods of management and disposal of these wastes. While the RCRA currently exempts certain drilling fluids, produced waters, and other wastes associated with exploration, development and production of crude oil and natural gas from regulation as hazardous wastes, we can provide no assurance that this exemption will be preserved in the future. Repeal or modification of this exclusion or similar exemptions under federal or state law could increase the amount of waste we are required to manage and dispose of as hazardous waste rather than non-hazardous waste, and could cause us to incur increased operating costs, which could have a significant impact on us as well as the natural gas and oil industry in general. In any event, these excluded wastes are subject to regulation as nonhazardous wastes.
We currently own, lease or operate numerous properties that for many years have been used for the exploration and production of crude oil and natural gas. Although we believe that we have used good operating and waste disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by us or on or under locations where such wastes have been taken for recycling or disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons or wastes was not under our control. These properties and the petroleum hydrocarbons or wastes disposed thereon may be subject to the CERCLA, RCRA and analogous state laws as well as state laws governing the management of crude oil and natural gas wastes. Under such laws, which may impose strict, joint and several liability, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

The Clean Air Act, as amended (the “CAA”), and comparable state laws and regulations restrict the emission of air pollutants from many sources and also impose various monitoring and reporting requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. Obtaining permits has the potential to delay the development of crude oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in 2012, the EPA published final rules under the CAA that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. With regards to production activities, these final rules require, among other things, the reduction of volatile organic compound emissions from three subcategories of fractured and refractured gas wells for which well completion operations are conducted: wildcat (exploratory) and delineation gas wells; low reservoir pressure non-wildcat and non-delineation gas wells; and all “other” fractured and refractured gas wells. All three subcategories of wells must route flow back emissions to a gathering line or be captured and combusted using a combustion device such as a flare. However, the “other” wells must use reduced emission completions, also known as “green completions,” with or without combustion devices, after January 1, 2015. These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, pneumatic controllers and storage vessels. We are currently reviewing this new rule and assessing its potential impacts on our operations. Compliance with these requirements could increase our costs of development and production, which costs could be significant.
Based on findings made by the EPA in December 2009 that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA adopted regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain PSD permits for their GHG emissions will also be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources, should such sources exceed threshold emission levels. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States on an annual basis, which include the majority of our operations. We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule and believe that our monitoring activities are in substantial compliance with applicable reporting obligations.
While Congress has, from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future federal laws or regulations that impose reporting obligations on us with respect to, or require the elimination of GHG emissions from, our equipment or operations could require us to incur increased operating costs and could adversely affect demand for the oil and natural gas we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our assets and operations.
The Federal Water Pollution Control Act, as amended (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters and waters of the United States. Any such discharge of pollutants into regulated waters is prohibited except in accordance with the terms of a permit issued by the EPA or the analogous state agency. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for noncompliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.
Our oil and natural gas exploration and production operations generate produced water, drilling muds, and other waste streams, some of which may be disposed via injection in underground wells situated in non-producing subsurface formations. The disposal of oil and natural gas wastes into underground injection wells are subject to the Safe Drinking Water Act, as amended, or SDWA, and analogous state laws. The Underground Injection Well Program under the SDWA requires that we obtain permits from the EPA or analogous state agencies for our disposal wells, establishes minimum standards for injection well operations, restricts the types and quantities that may be injected, and prohibits the migration of fluid containing any contaminants into underground sources of drinking water. Any leakage from the subsurface portions of the injection wells may cause degradation of freshwater, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource, and imposition of liability by third parties for alternative water supplies, property damages and personal injuries. While we believe that we have obtained the necessary permits from the applicable regulatory agencies for our underground injection wells and that we are in substantial compliance with applicable permit conditions and federal and state rules, any changes in the laws or regulations or the inability to obtain permits for new injection wells in the future may affect our ability to dispose of produced waters and ultimately increase the cost of our operations, which costs could be significant. Furthermore, in response to recent seismic events near underground injection wells used for the disposal of oil and gas-related wastewaters, federal and some state agencies, including the Texas Railroad Commission, have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such injection wells. If new regulatory initiatives are implemented that restrict or prohibit the use of underground injection wells in areas where we rely upon the use of such wells in our operations, our costs to operate may significantly increase and our ability to conduct continue production may be delayed or limited, which could have a material adverse effect on our results of operations and financial position.
The Oil Pollution Act of 1990 (the “OPA”) and regulations thereunder impose a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in U.S. waters. The OPA applies to vessels, onshore facilities, and offshore facilities, including exploration and production facilities that may affect waters of the United States. Under OPA, responsible parties including owners and operators of onshore facilities and lessees and permittees of offshore leases may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of federal safety, construction or operating regulations. Few defenses exist to the liability imposed by the OPA. In addition, to the extent the Company’s offshore lease operations affect state waters, the Company may be subject to additional state and local clean-up requirements or incur liability under state and local laws. The OPA also imposes ongoing requirements on responsible parties, including preparation of oil spill response plans for responding to a worst-case discharge of oil into waters of the U.S., and proof of financial responsibility to cover at least some costs in a potential spill. The Company believes that it currently has established adequate proof of financial responsibility in the form of a Certificate of Financial Responsibility ("COFR") for its offshore facilities. However, the Company cannot predict whether significantly higher COFR amounts under any future OPA amendments will result in the imposition of substantial additional annual costs to the Company in the future or otherwise materially adversely affect the Company. The impact, however, should not be any more adverse to the Company than it will be to other similarly situated or less capitalized owners or operators in the Gulf of Mexico.
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemical additives under pressure into targeted subsurface formations to stimulate production. We routinely use hydraulic fracturing techniques in many of our completion programs. Hydraulic fracturing typically is regulated by state oil and gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act ("SDWA"), regarding hydraulic fracturing involving the use of diesel fuels and issued revised permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. In November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency continues to project the issuance of a Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, several states, including Texas, where we operate, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure, or well construction requirements on hydraulic fracturing activities.  Local government may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling or completing wells.
In addition, certain governmental reviews have been conducted or are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a draft report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review in 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards in 2014. The U.S. Department of Energy has conducted an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods and issued a report in 2011 on immediate and longer-term actions that may be taken to reduce environmental and safety risks of shale gas development. Also, in May 2013, the federal Bureau of Land Management published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian oil and gas leases that would require public disclosure of chemicals used in hydraulic fracturing, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SWDA or other regulatory mechanisms.
To our knowledge, there have been no citations, suits, or contamination of potable drinking water arising from our hydraulic fracturing operations. We do not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations; however, we believe our general liability and excess liability insurance policies would cover third-party pollution claims in accordance with, and subject to the terms of such policies.
Oil and natural gas exploration, development and production activities on federal lands, including Indian lands and lands administered by the federal Bureau of Land Management (“BLM”), are subject to the National Environmental Policy Act, as amended (“NEPA”). NEPA requires federal agencies, including the BLM, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Currently, we have minimal exploration and production activities on federal lands. However, for those current activities as well as for future or proposed exploration and development plans on federal lands, governmental permits or authorizations that are subject to the requirements of NEPA are required. This process has the potential to delay, limit or increase the cost of developing oil and natural gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects.
Environmental laws such as the Endangered Species Act, as amended (“ESA”), may impact exploration, development and production activities on public or private lands. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the United States, and prohibits taking of endangered species. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. If endangered species are located in areas of the underlying properties where we wish to conduct seismic surveys, development activities or abandonment operations, such work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of numerous species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves.
We are subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that we are in substantial compliance with all applicable laws and regulations relating to worker health and safety.
Impact of Deepwater Horizon Incident
In response to an April 2010 fire and explosion aboard the Deepwater Horizon drilling rig and resulting oil spill from the Macondo well operated by a third party in ultra-deepwater in the Gulf of Mexico, federal authorities have pursued a series of regulatory initiatives to address the direct impact of that incident and to prevent similar incidents in the future. Beginning in 2010 and continuing through 2013, the federal government, acting through the U.S. Department of the Interior (“DOI”) and its implementing agencies, BOEM and BSEE, has issued various rules, Notices to Lessees and Operators (“NTLs”) and temporary drilling moratoria that impose or result in added environmental and safety measures upon exploration, development and production operators in the Gulf of Mexico. These new regulatory requirements include the following:

•
The Environmental NTL, which imposes more stringent requirements for documenting the environmental impacts potentially associated with the drilling of a new offshore well and significantly increases oil spill response requirements;

•
The Compliance and Review NTL, which imposes requirements for operators to secure independent reviews of well design, construction and flow intervention processes and also requires certifications of compliance from senior corporate officers;

•
The Drilling Safety Rule, which prescribes tighter cementing and casing practices, imposes standards for the use of drilling fluids to maintain well bore integrity, and stiffens oversight requirements relating to blowout preventers and their components, including shear and pipe rams; and

•
The Workplace Safety Rule, which requires operators to employ a comprehensive safety and environmental management system, known as “SEMS,” to reduce human and organizational errors as root causes of work-related accidents and offshore spills, which rule was subsequently amended in April 2013 to require operators to, among other things, establish procedures providing all personnel with “stop work” authority, develop protocols as to whom at the facility has the ultimate operational safety and decision-making authority, and establish an independent auditing regimen whereby facility audits are conducted by a service provider accredited by BSEE that is unaffiliated with the operator.

These regulatory initiatives may serve to effectively delay the pace of exploration and production operations in the Gulf of Mexico due to adjustments in operating procedures and certification practices as well as increased lead times to obtain exploration and production plan reviews, develop drilling applications, and apply for and receive new well permits. These new requirements also increase the cost of preparing permit applications and will increase the cost of each new well, particularly for wells drilled in deeper waters on the Outer Continental Shelf. We could become subject to fines, penalties or orders requiring us to modify or suspend our operations in the Gulf of Mexico if we fail to comply with these requirements. Legislation has been considered that would require each company doing business in the Gulf of Mexico to establish and maintain a significantly higher COFR amount to pay for cleanup costs and damages arising from oil spills under the OPA, which, if ever adopted, could cause us and similarly situated offshore operators to incur significantly higher operating costs or adversely affect the ability to continue to conduct offshore operations. In any event, if similar oil spill incidents were to occur in the future in the Gulf of Mexico or elsewhere where we conduct operations, the United States could elect to again issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental regulatory initiatives regarding offshore oil and gas exploration and development activities, which any one or more of such events could have a material adverse effect on our volume of business as well as our financial position, results of operations and liquidity. Our ability to obtain insurance or additional insurance coverage on commercially reasonable terms to protect against any increase in liability is uncertain.
Other Laws and Regulations
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
We continuously monitor regulatory changes and regulatory responses and their impact on the insurance market and our overall risk profile, and adjust our risk and insurance program to provide protection at a level that we can afford considering the cost of insurance, against the potential and magnitude of disruption to our operations and cash flows. Changes in laws and regulations regarding exploration and production activities in the Gulf of Mexico could lead to tighter underwriting standards, limitations on scope and amount of coverage, and higher premiums, including possible increases in liability caps for claims of damages from oil spills.
We maintain significant insurance coverage attributable to our net share of any potential financial losses occurring as a result of potential perils. We have increased our well control coverage to $100 million on certain wells, which covers control of well, pollution cleanup and consequential damages. We have increased our general liability coverage to $150 million, which covers pollution cleanup, consequential damages coverage, and third party personal injury and death. We have also increased our Oil Spill Financial Responsibility coverage to $150 million, which covers additional pollution cleanup and third party claims coverage.
Health, Safety and Environmental Program
Our Health, Safety and Environmental (“HS&E”) Program is supervised by an operating committee of senior management to insure compliance with all state and federal regulations. In addition, to support the operating committee, we have contracted with J. Connor Consulting (“JCC”) to manage our regulatory process relating to our offshore assets. JCC is a regulatory consulting firm specializing in the offshore Gulf of Mexico regulatory process, preparation of incident response plans, safety and environmental services and facilitation of comprehensive oil spill response training and drills to oil and gas companies and pipeline operators.
In addition, for our Gulf of Mexico operations, we have a Regional Oil Spill Plan in place with the BOEM. Our response team is trained annually and is tested through annual spill drills given by the BOEM. In addition, we have in place a contract with O’Brien’s Response Management (“O’Brien’s”). O’Brien’s maintains a 24/7 manned incident command center located in Slidell, LA. Upon the occurrence of an oil spill, the Company’s spill program is initiated by notifying O’Brien’s that we have an emergency. While the Company would focus on source control of the spill, O’Brien’s would handle all communication with state and federal agencies as well as U.S. Coast Guard notifications.
If an offshore spill were to occur, we have contracted with Clean Gulf Associates (“CGA”) to assist with equipment and personnel needs. CGA specializes in onsite control and cleanup and is on 24 hour alert with equipment currently stored at six bases (Ingleside and Galveston, TX; Lake Charles, Houma, and Venice, LA; and Pascagoula, MS), and is opening new sites in Leeville, Morgan City and Harvey, LA. The CGA equipment stockpile is available to serve member oil spill response needs including blowouts; open seas, near shore and shallow water skimming; open seas and shoreline booming; communications; dispersants; boat spray systems to apply dispersants; wildlife rehabilitation; and a forward command center. CGA has retainers with an aerial dispersant company and a company that provides mechanical recovery equipment for spill responses.
In addition to being a member of CGA, the Company has contracted with Wild Well Control for source control at the wellhead, if required. Wild Well Control is one of the world’s leading providers of firefighting, well control, engineering, and training services.
We also have a full time manager of health, safety and environmental matters that supports our operations and oversees the implementation of our onshore HS&E policies.
Safety and Environmental Management System
We have developed and implemented a Safety and Environmental Management System (“SEMS”) to address oil and gas operations in the Outer Continental Shelf (“OCS”), as required by the BSEE. Our SEMS program identifies, addresses, and manages safety, environmental hazards, and its impacts during the design, construction, start-up, operation, inspection, and maintenance of all new and existing facilities. The Company has established goals, performance measures, training, accountability for its implementation, and provides necessary resources for an effective SEMS, as well as reviews the adequacy and effectiveness of the SEMS program. Facilities must be designed, constructed, maintained, monitored, and operated in a manner compatible with industry codes, consensus standards, and all applicable governmental regulations. We have contracted with Island Technologies Inc. to manage our SEMS program for production operations.
The BSEE enforces the SEMS requirements through regular audits. Failure of an audit may force us to shut-in our Gulf of Mexico operations until the audit finding is resolved.

Employees
On December 31, 2013, we had 79 full time employees, of which 21were field personnel. Following our merger with Crimson, we terminated our human resources relationship with Insperity, Inc. and began to manage the human resources function internally. We have been able to attract and retain a talented team of industry professionals that have been successful in achieving significant growth and success in the past. As such, we are well-positioned to adequately manage and develop our existing assets and also to increase our proved reserves and production through exploitation of our existing asset base, as well as the continuing identification, acquisition, and development of new growth opportunities. None of our employees are covered by collective bargaining agreements. We believe our relationship with our employees is good.
In addition to our employees, we use the services of independent consultants and contractors to perform various professional services. We generally rely on JEX for offshore prospect generation and evaluation. As a working interest owner, we rely on certain outside operators to drill, produce and market our natural gas and oil where we are a non-operator. In prospects where we are the operator, we rely on drilling contractors to drill and sometimes rely on independent contractors to produce and market our natural gas and oil. In addition, we frequently utilize the services of independent contractors to perform field and on-site drilling and production operation services and independent third party engineering firms to evaluate our reserves.
Directors and Executive Officers
See Item 10. “Directors and Executive Officers of the Registrant,” which information is incorporated herein by reference.
Corporate Offices
Effective October 1, 2013, we moved our corporate offices to 717 Texas Avenue in downtown Houston, Texas, under a lease that expires March 31, 2019. Rent, including parking, related to this new office space for the three months ended December 31, 2013 was approximately $0.3 million. We remain responsible for the rent at our previous corporate office at 3700 Buffalo Speedway in Houston, Texas, through February 29, 2016. Rent, including parking, related to this previous office space for the six months ended December 31, 2013 was approximately $0.2 million. Effective January 1, 2014, we subleased our previous corporate offices through February 29, 2016 and expect to recover the substantial majority of the rent we pay at that location.
Code of Ethics
We adopted a Code of Ethics for senior management in December 2002. In January 2014, our board of directors adopted a new Code of Conduct and Business Ethics ("Code of Conduct") that applies to all directors, officers and employees of the Company. Our Code of Conduct is available on the Company's website at www.contango.com. Any shareholder who so requests may obtain a copy of the Code of Conduct by submitting a request to the Company's corporate secretary as the address on the cover of this Form 10-K. Changes in and waivers to the Code of Conduct for the Company's directors, chief executive officer and certain senior financial officers will be posted on the Company's website within five business days and maintained for at least 12 months. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Report on Form 10-K.
Available Information
You may read and copy all or any portion of this report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, without charge at the office of the Securities and Exchange Commission (the “SEC”) in Public Reference Room, 100 F Street NE, Washington, DC, 20549. Information regarding the operation of the public reference rooms may be obtained by calling the SEC at 1-800-SEC-0330. In addition, filings made with the SEC electronically are publicly available through the SEC's website at http://www.sec.gov, and at our website at http://www.contango.com. This report on Form 10-K, including all exhibits and amendments, has been filed electronically with the SEC.
Seasonal Nature of Business
The demand for oil and natural gas fluctuates depending on the time of year. Seasonal anomalies such as mild winters or hot summers sometimes lessen this fluctuation. In addition, pipelines, utilities, local distribution companies, and industrial end users utilize oil and natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can also lessen seasonal demand.

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
RISK FACTORS RELATING TO OUR BUSINESS
We have no ability to control the market price for natural gas and oil. Natural gas and oil prices fluctuate widely, and a substantial or extended decline in natural gas and oil prices would adversely affect our revenues, profitability and growth and could have a material adverse effect on the business, the results of operations and financial condition of the Company.
Our revenues, profitability and future growth depend significantly on natural gas and crude oil prices. The markets for these commodities are volatile and prices received affect the amount of future cash flow available for capital expenditures and repayment of indebtedness and our ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that we can economically produce. Factors that can cause price fluctuations include:
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
Part of our strategy involves drilling in new or emerging plays; therefore, our drilling results in these areas are not certain.
The results of our drilling in new or emerging plays, such as in our East Texas and South Texas resource plays and the horizontal redevelopment of the Woodbine and other formations in Southeast Texas, are more uncertain than drilling results in areas that are more developed and with longer production history. Since new or emerging plays and new formations have limited production history, we are less able to use past drilling results in those areas to help predict our future drilling results. The ultimate success of these drilling and completion strategies and techniques in these formations will be better evaluated over time as more wells are drilled and production profiles are better established. Accordingly, our drilling results are subject to greater risks in these areas and could be unsuccessful. We may be unable to execute our expected drilling program in these areas because of disappointing drilling results, capital constraints, lease expirations, access to adequate gathering systems or pipeline take-away capacity, availability of drilling rigs and other services or otherwise, and/or crude oil, natural gas and natural gas liquids price declines. To the extent we are unable to execute our expected drilling program in these areas, our return on investment may not be as attractive as we anticipate and our common stock price may decrease. We could incur material write-downs of unevaluated properties, and the value of our undeveloped acreage could decline in the future if our drilling results are unsuccessful.
Initial production rates in shale plays tend to decline steeply in the first twelve months of production and are not necessarily indicative of sustained production rates.
Our future cash flows are subject to a number of variables, including the level of production from existing wells.  Initial production rates in shale plays tend to decline steeply in the first twelve months of production and are not necessarily indicative of sustained production rates.  As a result, we generally must locate and develop or acquire new crude oil or natural gas reserves to offset declines in these initial production rates.  If we are unable to do so, these declines in initial production rates may result in a decrease in our overall production and revenue over time.

Our development and exploration operations require substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of undeveloped acreage and a decline in our crude oil, natural gas and natural gas liquids reserves.
The oil and gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration, development, production and acquisition of crude oil, natural gas and natural gas liquids reserves. We intend to finance our future capital expenditures primarily with cash flow from operations and borrowings under our senior secured revolving credit agreement. Our cash flow from operations and access to capital is subject to a number of variables, including:

•	Our proved reserves.

•	The level of crude oil, natural gas and natural gas liquids we are able to produce from existing wells.

•	The prices at which crude oil, natural gas and natural gas liquids are sold.

•	Our ability to acquire, locate and produce new reserves.
If our revenues decrease as a result of lower crude oil, natural gas and natural gas liquids prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels, to further develop and exploit our current properties, or to conduct exploratory activity. In order to fund our capital expenditures, we may need to seek additional financing. Our credit agreements contain covenants restricting our ability to incur additional indebtedness without the consent of the lenders. Our lenders may withhold this consent in their sole discretion. In addition, if our borrowing base redetermination results in a lower borrowing base under our senior secured revolving credit agreement, we may be unable to obtain financing otherwise available under our senior secured revolving credit agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources and Liquidity.”
Furthermore, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers. The failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of our prospects, which in turn could lead to a possible loss of properties and a decline in our crude oil, natural gas and natural gas liquids reserves.
We assume additional risk as operator in drilling high pressure and high temperature wells in the Gulf of Mexico.
We continue to drill and operate exploration wells in the Gulf of Mexico. Drilling activities are subject to numerous risks, including the significant risk that no commercially productive hydrocarbon reserves will be encountered. The cost of drilling, completing and operating wells and of installing production facilities and pipelines is often uncertain. Drilling costs could be significantly higher if we encounter difficulty in drilling offshore exploration wells. The Company’s drilling operations may be curtailed, delayed, canceled or negatively impacted as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery or availability of material, equipment and fabrication yards. In periods of increased drilling activity resulting from high commodity prices, demand exceeds availability for drilling rigs, drilling vessels, supply boats and personnel experienced in the oil and gas industry in general, and the offshore oil and gas industry in particular. This may lead to difficulty and delays in consistently obtaining certain services and equipment from vendors, obtaining drilling rigs and other equipment at favorable rates and scheduling equipment fabrication at factories and fabrication yards. This, in turn, may lead to projects being delayed or experiencing increased costs. The cost of drilling, completing, and operating wells is often uncertain, and new wells may not be productive or we may not recover all or any of our investment. The risk of significant cost overruns, curtailments, delays, inability to reach our target reservoir and other factors detrimental to drilling and completion operations may be higher due to our inexperience as an operator.
We rely on third-party operators to operate and maintain some of our wells, production platforms, pipelines and processing facilities and, as a result, we have limited control over the operations of such facilities. The interests of an operator may differ from our interests.
We depend upon the services of third-party operators to operate some production platforms, pipelines, gas processing facilities and the infrastructure required to produce and market our natural gas, condensate and oil. We have limited influence over the conduct of operations by third-party operators. As a result, we have little control over how frequently and how long our production is shut-in when production problems, weather and other production shut-ins occur. Poor performance on the part of, or errors or accidents attributable to, the operator of a project in which we participate may have an adverse effect on our results of operations and financial condition. Also, the interest of an operator may differ from our interests.
Repeated offshore production shut-ins can possibly damage our well bores.
Our offshore well bores are required to be shut-in from time to time due to a variety of issues, including a combination of weather, mechanical problems, sand production, bottom sediment, water and paraffin associated with our condensate production, as well as downstream third-party facility and pipeline shut-ins. In addition, shut-ins are necessary from time to time to upgrade and improve the production handling capacity at related downstream platform, gas processing and pipeline infrastructure. In addition to negatively impacting our near term revenues and cash flow, repeated production shut-ins may damage our well bores if repeated excessively or not executed properly. The loss of a well bore due to damage could require us to drill additional wells.
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
Approximately 19% of our total estimated proved reserves at December 31, 2013 were proved undeveloped reserves.
Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve engineer reports assumes that substantial capital expenditures are required to develop such reserves. Although cost and reserve estimates attributable to our crude oil, natural gas and natural gas liquids reserves have been prepared in accordance with industry standards, we cannot be sure that the estimated costs are accurate, that development will occur as scheduled or that the results of such development will be as estimated.
The present value of future net cash flows from our proved reserves will not necessarily be the same as the current market value of our estimated crude oil, natural gas and natural gas liquids reserves.
You should not assume that the present value of future net revenues from our proved reserves referred to in this report is the current market value of our estimated crude oil, natural gas and natural gas liquids reserves. In accordance with the requirements of the SEC, the estimated discounted future net cash flows from our proved reserves are based on prices and costs on the date of the estimate, held flat for the life of the properties. Actual future prices and costs may differ materially from those used in the present value estimate. The present value of future net revenues from our proved reserves as of December 31, 2013 was based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period January through December 2013. For our offshore condensate and natural gas liquids volumes, the average West Texas Intermediate (Cushing) posted price was $97.33 per barrel. For our onshore crude oil and natural gas liquids volumes, the average West Texas Intermediate (Plains) posted price was $93.42 per barrel. For our natural gas volumes, the average Henry Hub spot price was $3.67 per MMBtu. The following sensitivity analyses for condensate, crude oil and natural gas do not include the volatility reducing effects of our derivative hedging instruments in place at December 31, 2013. If condensate and crude oil prices were $1.00 per Bbl lower than the prices used, our PV‑10 as of December 31, 2013 would have decreased from $987.2 million to $979.1 million. If natural gas prices were $0.10 per Mcf lower than the price used, our PV‑10 as of December 31, 2013, would have decreased from $987.2 million to $972.7 million. Any adjustments to the estimates of proved reserves or decreases in the price of crude oil or natural gas may decrease the value of our common stock. A reconciliation of our Standardized Measure to PV‑10 is provided under "Item 2. Properties - Proved Reserves".
Actual future net cash flows will also be affected by increases or decreases in consumption by oil and gas purchasers and changes in governmental regulations or taxation. The timing of both the production and the incurrence of expenses in connection with the development and production of oil and gas properties affects the timing of actual future net cash flows from proved reserves. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor. The effective interest rate at various times and the risks associated with our business or the oil and gas industry in general will affect the accuracy of the 10% discount factor.
Our use of 2D and 3D seismic data is subject to interpretation and may not accurately identify the presence of crude oil, natural gas and natural gas liquids. In addition, the use of such technology requires greater predrilling expenditures, which could adversely affect the results of our drilling operations.
Our decisions to purchase, explore, develop and exploit prospects or properties depend in part on data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are uncertain. For example, we have over 4,000 square miles of 3D data in the South Texas and Gulf Coast regions. However, even when used and properly interpreted, 3D seismic data and visualization techniques only assist geoscientists and geologists in identifying subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know if hydrocarbons are present or producible economically. Other geologists and petroleum professionals, when studying the same seismic data, may have significantly different interpretations than our professionals.
In addition, the use of 3D seismic and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies, and we could incur losses due to such expenditures. As a result, our drilling activities may not be geologically successful or economical, and our overall drilling success rate or our drilling success rate for activities in a particular area may not improve.
Drilling for and producing crude oil, natural gas and natural gas liquids are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.
Our drilling and operating activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for crude oil, natural gas and natural gas liquids can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

·	unusual or unexpected geological formations and miscalculations;

·	pressures;

·	fires;

·	explosions and blowouts;

·	pipe or cement failures;

·
environmental hazards, such as natural gas leaks, oil spills, pipeline and tank ruptures, encountering naturally occurring radioactive materials, and discharges of toxic gases, brine, well stimulation and completion fluids, or other pollutants into the surface and subsurface environment;

·	loss of drilling fluid circulation;

·	title problems;

·	facility or equipment malfunctions;

·	unexpected operational events;

·	shortages of skilled personnel;

·	shortages or delivery delays of equipment and services or of water used in hydraulic fracturing activities;

·	compliance with environmental and other regulatory requirements;

·	natural disasters; and

·	adverse weather conditions.
Any of these risks can cause substantial losses, including personal injury or loss of life; severe damage to or destruction of property, natural resources and equipment, pollution, environmental contamination, clean-up responsibilities, loss of wells, repairs to resume operations; and regulatory fines or penalties.
Insurance against all operational risks is not available to us. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. We carry limited environmental insurance, thus, losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not covered in full or in part by insurance could have a material adverse impact on our business activities, financial condition and results of operations.
The potential lack of availability or high cost of drilling rigs, equipment, supplies, personnel and crude oil field services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget.
When the prices of crude oil, natural gas and natural gas liquids increase, or the demand for equipment and services is greater than the supply in certain areas, we typically encounter an increase in the cost of securing drilling rigs, equipment and supplies. In addition, larger producers may be more likely to secure access to such equipment by offering more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, our ability to convert our reserves into cash flow could be delayed and the cost of producing those reserves could increase significantly, which would adversely affect our results of operations and financial condition.
Our hedging activities could result in financial losses or reduce our income.
To achieve a more predictable cash flow and to reduce our exposure to adverse fluctuations in the prices of crude oil, natural gas and natural gas liquids, as well as interest rates, we currently, and may in the future, enter into derivative arrangements for a portion of our crude oil, natural gas and/or natural gas liquids production and our debt that could result in both realized and unrealized hedging losses. We utilize financial instruments to hedge commodity price exposure to declining prices on our crude oil, natural gas and natural gas liquids production. We typically use a combination of puts, swaps and costless collars.
Our actual future production may be significantly higher or lower than we estimate at the time we enter into hedging transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the nominal amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution of our liquidity. As a result of these factors, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows.
The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate, and other risks associated with our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act requires the Commodities Futures Trading Commission (CFTC) and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.
In October 2011, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The initial position-limits rule was vacated by the U.S. District Court for the District of Columbia in September 2012. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.
The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also will require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements. Although we expect to qualify for the end-user exception from the mandatory clearing requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, for uncleared swaps, the CFTC or federal banking regulators may require end-users to enter into credit support documentation and/or post initial and variation margin. Posting of collateral could impact liquidity and reduce cash available to us for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flows. The proposed margin rules are not yet final, and therefore the impact of those provisions on us is uncertain at this time. The Dodd-Frank Act and regulations may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties.
The full impact of the Dodd-Frank Act and related regulatory requirements upon our business will not be known until the regulations are implemented and the market for derivatives contracts has adjusted. The Dodd-Frank Act and regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts or increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Increased volatility may make us less attractive to certain types of investors.
Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.
We may incur substantial impairment of proved properties.
If management’s estimates of the recoverable proved reserves on a property are revised downward or if oil and/or natural gas prices decline, we may be required to record non-cash impairment write-downs in the future, which would result in a negative impact to our financial results. Furthermore, any sustained decline in oil and/or natural gas prices may require us to make further impairments. We review our proved oil and gas properties for impairment on a depletable unit basis when circumstances suggest there is a need for such a review. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future oil and natural gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon our independent reservoir engineers’ estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions. For each property determined to be impaired, we recognize an impairment loss equal to the difference between the estimated fair value and the carrying value of the property on a depletable unit basis.
Fair value is estimated to be the present value of expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ estimated reserves, future cash flows and fair value.
Management’s assumptions used in calculating oil and gas reserves or regarding the future cash flows or fair value of our properties are subject to change in the future. Any change could cause impairment expense to be recorded, impacting our net income or loss and our basis in the related asset. Any change in reserves directly impacts our estimate of future cash flows from the property, as well as the property’s fair value. Additionally, as management’s views related to future prices change, the change will affect the estimate of future net cash flows and the fair value estimates. Changes in either of these amounts will directly impact the calculation of impairment.
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
Climate change legislation and regulatory initiatives restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas that we produce.
In December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations under existing provisions of the CAA that establish PSD and Title V permit reviews for GHG emissions from certain large stationary sources. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain oil and natural gas production facilities on an annual basis, which includes certain of our operations.
While, Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that require reporting of GHGs or otherwise limit emissions of GHGs from our equipment and operations could require us to incur costs to monitor and report on GHG emissions or reduce emissions of GHGs associated with our operations, and such requirements also could adversely affect demand for the oil and natural gas that we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.
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
    Offshore operations are subject to a variety of operating risks peculiar to the marine environment, such as capsizing and collisions. In addition, offshore operations, and in some instances operations along the Gulf Coast, are subject to damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities that could reduce the funds available for exploration, development or leasehold acquisitions, or result in loss of properties.
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
If our access to sales markets is restricted, it could negatively impact our production, our income and ultimately our ability to retain our leases.
Market conditions or the unavailability of satisfactory crude oil, natural gas and natural gas liquids transportation arrangements may hinder our access to crude oil, natural gas and natural gas liquids markets or delay our production. The availability of a ready market for our crude oil, natural gas and natural gas liquids production depends on a number of factors, including the demand for and supply of crude oil, natural gas and natural gas liquids and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. Our productive properties may be located in areas with limited or no access to pipelines, thereby necessitating delivery by other means, such as trucking, or requiring compression facilities. Such restrictions on our ability to sell our crude oil, natural gas and natural gas liquids may have several adverse effects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possible loss of a lease due to lack of production.
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
We are subject to stringent laws and regulations, including environmental requirements that can adversely affect the cost, manner or feasibility of doing business.
    Our operations are subject to numerous federal, state and local laws and regulations governing the operation and maintenance of our facilities, the discharge of materials into the environment and environmental protection. Failure to comply with such rules and regulations could result in the assessment of substantial penalties, imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations. These laws and regulations:
• Require that we obtain permits before commencing drilling or other regulated activities;
• Restrict the substances that can be released into the environment in connection with drilling and production activities;
• Limit or prohibit drilling activities on protected areas, such as wetlands or wilderness areas;
• Require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells;
and
•Apply specific health and safety criteria addressing worker protection.
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
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities, could result in increased costs, additional operating restrictions or delays, and adversely affect our production.
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority under the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and issued revised permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. Also, in November 2011, the EPA announced its intent to develop and issue regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing and the agency continues to project the issuance of a Notice of Proposed Rulemaking that would seek public input on the design and scope of such disclosure regulations. Moreover, from time to time, Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. In addition to any actions by Congress, certain states have adopted or are considering adopting legal requirements that could impose new or more stringent permitting, public disclosure, and well construction requirements on hydraulic fracturing activities. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we currently or in the future plan to operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.
In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review in 2014. Moreover, the EPA is developing effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and plans to propose these standards by 2014. The U.S. Department of Energy has conducted an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods and issued a report in 2011 on immediate and longer-term actions that may be taken to reduce environmental and safety risks of shale gas development. Also, in May 2013, the federal Bureau of Land Management published a supplemental notice of proposed rulemaking governing hydraulic fracturing on federal and Indian oil and gas leases that would require public disclosure of chemicals used in hydraulic fracturing, confirmation that wells used in fracturing operations meet appropriate construction standards, and development of appropriate plans for managing flowback water that returns to the surface. These studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.
More stringent regulatory initiatives relating to offshore exploration and production activities may have an adverse effect on our results of operations, financial position and liquidity.
In response to an April 2010 fire and explosion aboard the Deepwater Horizon drilling rig and resulting oil spill from the Macondo well operated by a third party in ultra-deepwater in the Gulf of Mexico, federal authorities have pursued a series of regulatory initiatives to address the direct impact of that incident and to prevent similar incidents in the future. Beginning in 2010 and continuing through 2013, the federal government, acting through the DOI and its implementing agencies, the BOEM and BSEE, has issued various rules, NTLs and temporary drilling moratoria that impose or result in added environmental and safety measures upon exploration, development and production operators in the Gulf of Mexico. These new regulatory requirements include the following:

•
The Environmental NTL, which imposes more stringent requirements for documenting the environmental impacts potentially associated with the drilling of a new offshore well and significantly increases oil spill response requirements;

•
The Compliance and Review NTL, which imposes requirements for operators to secure independent reviews of well design, construction and flow intervention processes and also requires certifications of compliance from senior corporate officers;

•
The Drilling Safety Rule, which prescribes tighter cementing and casing practices, imposes standards for the use of drilling fluids to maintain well bore integrity, and stiffens oversight requirements relating to blowout preventers and their components, including shear and pipe rams; and

•
The Workplace Safety Rule, which requires operators to employ a comprehensive safety and environmental management system, often referred to as SEMS, to reduce human and organizational errors as root causes of work-related accidents and offshore spills, which rule was subsequently amended as published on April 5, 2013 (sometimes referred to as the “SEMS II” rule) to require operators to, among other things, establish procedures providing all personnel with “stop work” authority, develop protocols as to whom at the facility has the ultimate operational safety and decision-making authority, and establish an independent auditing regimen whereby facility audits are conducted by a service provider accredited by BSEE that is unaffiliated with the operator.

These regulatory initiatives may serve to effectively slow down the pace of drilling and production operations in the Gulf of Mexico due to adjustments in operating procedures and certification practices as well as increased lead times to obtain exploration and production plan reviews, develop drilling applications, and apply for and receive new well permits. These new requirements also increase the cost of preparing permit applications and will increase the cost of each new well, particularly for wells drilled in deeper waters on the Outer Continental Shelf. We could become subject to fines, penalties or orders requiring us to modify or suspend our operations in the Gulf of Mexico if we fail to comply with these requirements. Also, legislation has been considered that would require each company doing business in the Gulf of Mexico to establish and maintain a significantly higher COFR amount to pay for cleanup costs and damages arising from oil spills under the OPA, which, if ever adopted, could cause us and similarly situated offshore operators to incur significantly higher operating costs or adversely affect the ability to continue to conduct offshore operations. In any event, if similar oil spill incidents were to occur in the future in the Gulf of Mexico or elsewhere where we conduct operations, the United States or other countries could elect to again issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental regulatory initiatives regarding offshore oil and gas exploration and development activities, which any one or more of such events could have a material adverse effect on our volume of business as well as our financial position, results of operations and liquidity. Our ability to obtain insurance or additional insurance coverage on commercially reasonable terms to protect against any increase in liability may be precluded or infeasible.
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
We are highly dependent on our senior management team, JEX, our exploration partners, third-party consultants and engineers, and other key personnel and any failure to retain the services of such parties could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies.
The successful implementation of our business strategy and handling of other issues integral to the fulfillment of our business strategy is highly dependent on our management team, as well as certain key geoscientists, geologists, engineers and other professionals engaged by us. The loss of key members of our management team, JEX or other highly qualified technical professionals could adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies which may have a material adverse effect on our business, financial condition and operating results. Our ability to manage our growth, if any, will require us to continue to train, motivate and manage our employees and to attract, motivate and retain additional qualified personnel. Competition for these types of personnel is intense and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.
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

We may be unable to successfully integrate the properties and assets we acquire with our existing operations.

Integration of the properties and assets we acquire may be a complex, time consuming and costly process. Failure to timely and successfully integrate these assets and properties with our operations may have a material adverse effect on our business, financial condition and result of operations. The difficulties of integrating these assets and properties present numerous risks, including:

•Acquisitions may prove unprofitable and fail to generate anticipated cash flows.
•We may need to (i) recruit additional personnel and we cannot be certain that any of our recruiting efforts will succeed and (ii) expand corporate infrastructure to facilitate the integration of our operations with those associated with the acquired properties, and failure to do so may lead to disruptions in our ongoing businesses or distract our management.
•Our management’s attention may be diverted from other business concerns.

We are also exposed to risks that are commonly associated with acquisitions of this type, such as unanticipated liabilities and costs, some of which may be material. As a result, the anticipated benefits of acquiring assets and properties may not be fully realized, if at all.

When we acquire properties, in most cases, we are not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities.

We generally acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties, and in these situations we cannot assure you that we will identify all areas of existing or potential exposure. In those circumstances in which we have contractual indemnification rights for pre-closing liabilities, we cannot assure you that the seller will be able to fulfill its contractual obligations. In addition, the competition to acquire producing crude oil, natural gas and natural gas liquids properties is intense and many of our larger competitors have financial and other resources substantially greater than ours. We cannot assure you that we will be able to acquire producing crude oil, natural gas and natural gas liquids properties that have economically recoverable reserves for acceptable prices.

RISK FACTORS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent you from being able to sell your common stock at or above the price you paid for your common stock.  The market price for our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	conditions that impact demand for crude oil, natural gas and natural gas liquids;

•	future announcements concerning our business;

•	changes in financial estimates and recommendations by securities analysts;

•	actions of competitors;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in government and environmental regulation;

•	general market, economic and political conditions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	sales of common stock by us, our significant stockholders or members of our management team; and

•	natural disasters, terrorist attacks and acts of war.

In addition, in recent years, the stock market has experienced significant price and volume fluctuations.  This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry.  The changes frequently appear to occur without regard to the operating performance of the affected companies.  Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price.

We have no plans to pay regular dividends on our common stock, so you may not receive funds without selling your common stock.

Our board of directors presently intends to retain all of our earnings for the expansion of our business; therefore, we have no plans to pay regular dividends on our common stock.  Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant.  Also, the provisions of our senior secured revolving credit agreement and second lien credit agreement restrict the payment of dividends.  Accordingly, you may have to sell some or all of your common stock in order to generate cash flow from your investment.

Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of shares of our common stock.

Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities.

We may issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments.  If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial.  We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisitions and investments.

As of December 31, 2013, we had 135,107 options to purchase shares of our common stock outstanding, all of which were fully vested.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock.  Sales of substantial amounts of our common stock (including shares of our common stock issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

Provisions of our certificate of incorporation and bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our board of directors.  These provisions:

•
permit us to issue, without any further vote or action by the stockholders, shares of preferred stock in one or more series and, with respect to each such series, to fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of the series, and the preferences and relative, participating, optional, and other special rights, if any, and any qualification, limitations or restrictions of the shares of such series;

•	require special meetings of the stockholders to be called by the Chairman of the Board, the Chief Executive Officer, the President, or by resolution of a majority of the board of directors;

•	require business at special meetings to be limited to the stated purpose or purposes of that meeting;

•	require that stockholder action be taken at a meeting rather than by written consent, unless approved by our board of directors;

•	require that stockholders follow certain procedures, including advance notice procedures, to bring certain matters before an annual meeting or to nominate a director for election; and

•	permit directors to fill vacancies in our board of directors.

We are subject to the Delaware business combination law.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law.  In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

Section 203 defines a “business combination” as a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholders.  Section 203 defines an “interested stockholder” as a person who, together with affiliates and associates, owns, or, in some cases, within three years prior, did own, 15% or more of the corporation’s voting stock.  Under Section 203, a business combination between us and an interested stockholder is prohibited unless:

•
our board of directors approved either the business combination or the transaction that resulted in the stockholders becoming an interested stockholder prior to the date the person attained the status;

•
upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding, for purposes of determining the number of shares outstanding, shares owned by persons who are directors and also officers and issued employee stock plans, under which employee participants do not have the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

•
the business combination is approved by our board of directors on or subsequent to the date the person became an interested stockholder and authorized at an annual or special meeting of the stockholders by the affirmative vote of the holders of at least 66 2/3% of the outstanding voting stock that is not owned by the interested stockholder.

This provision has an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for the shares of our common stock.  With approval of our stockholders, we could amend our certificate of incorporation in the future to elect not to be governed by the anti-takeover law.

RISK FACTORS RELATED TO OUR RECENTLY COMPLETED MERGER
Uncertainties associated with the Merger may cause a loss of management personnel and other key employees.
    We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. The combined company's success depends in part upon the ability of the Company to retain key management personnel and other key employees. Current and prospective employees may experience uncertainty about their roles within the combined company following the Merger, which may have an adverse effect on our ability to attract or retain key management and other key personnel. Accordingly, no assurance can be given that we will be able to attract or retain key management personnel and other key employees.

The failure to integrate successfully the businesses of Contango and Crimson could adversely affect the combined company's future results.
    The Merger involves the integration of two companies that have previously operated independently. The success of the Merger will depend, in large part, on the ability of the combined company to realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from combining the businesses of Contango and Crimson. To realize these anticipated benefits, the businesses of Contango and Crimson must be successfully integrated. This integration will be complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company not achieving the anticipated benefits of the Merger.
The future results of the combined company could suffer if the combined company does not effectively manage its expanded operations.

Following the Merger, the size of the business of the combined company increased significantly beyond the previous size of either Contango's or Crimson's business. The combined company's future success depends, in part, upon its ability to manage this expanded business, which could pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the Merger.

The combined company's debt may limit its financial flexibility.
Contango previously had no amounts outstanding under its credit facility and traditionally has carried minimal balances of long-term debt. Following the Merger, the combined company has more long-term debt. In addition, the combined company may incur additional debt from time to time in connection with the financing of operations, acquisitions, recapitalizations and refinancing. The level of the combined company's debt could have several important effects on future operations, including, among others:

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

Item 1B. Unresolved Staff Comments
None
Item 2. Properties

As of December 31, 2013, we operated all of our offshore wells, with an average working interest of 59%, and operated 55% of our onshore wells with an average  working interest of 71%. As of December 31, 2013, our properties were located in the following regions: Offshore Gulf of Mexico, Southeast Texas, South Texas and Other. We intend to allocate a substantial portion of our drilling capital budget in 2014 to the development of the potential that we believe exists in our resource play position and offshore prospects, depending on commodity price environment, drilling and service costs, success rates, and capital availability.

Development, Exploration and Acquisition Expenditures
The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated (in thousands):

	Six Months Ended December 31,		Year Ended June 30,
	2013	2012	2013	2012	2011
Property acquisition costs:
Unproved	$6,815	$14,811	$16,130	$5,404	$2,802
Proved	428,925	102	102	381	10,135
Exploration costs	12,950	44,983	47,584	1,154	14,016
Development costs	30,472	6,867	11,758	10,350	39,211
Total costs	$479,162	$66,763	$75,574	$17,289	$66,164
Included in proved property acquisition costs for the six months ended December 31, 2013, is $413.9 million related to the acquisition of Crimson properties as a result of the Merger. Also included is $15 million related to exercising a preferential right and purchasing an additional 7.84% working interest and 6.53% net revenue interest in the five Contango-operated Dutch wells from an independent oil and gas company for $18.8 million. Preliminary estimated adjustments of approximately ($3.8 million) will reduce the purchase price to a total of $15 million, net to the Company. The purchase price adjustment is expected to be finalized in the first quarter of 2014.

Included in the exploration costs for the six months ended December 31, 2013, is $10.6 million related to drilling our off-shore South Timbalier 17 and Ship Shoal 255 wells.
The following table presents information regarding our share of the net costs incurred by Exaro in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated (in thousands):

	Six Months Ended December 31,		Year Ended June 30,
	2013	2012	2013	2012	2011
Property acquisition costs	$7	$193	$—	$—	$—
Exploration costs	—	—	—	—	—
Development costs	23,778	19,550	46,972	785	—
Company's 37% share of costs incurred	$23,785	$19,743	$46,972	$785	$—

Property Dispositions

On December 31, 2013, the Company sold to an independent third party approximately 7.1% of its interest in all developed and undeveloped properties in Madison and Grimes Counties. The total sales price of $20 million is subject to a purchase price adjustment, based on production and operating expenses between the effective date of July 1, 2013 and the closing date of December 31, 2013. Preliminary estimated adjustments to the sales price of approximately $0.4 million will increase the total proceeds from sales of these properties to $20.4 million, and is expected to be finalized in the first quarter of 2014. Metrics for the sale were approximately $91,007 per flowing barrel of equivalent daily production and $47.32 per equivalent barrel of proved reserves. A gain of approximately $6.6 million related to this sale was recognized in the six months ended December 31, 2013.
We had additional property dispositions during the fiscal years ended June 30, 2012 and 2011, which were all classified as discontinued operations for all periods presented. See Note 18 to our Financial Statements - "Discontinued Operations" for a detailed description of these dispositions.
Drilling Activity
As of December 31, 2013, we were drilling one offshore well, Ship Shoal 255, with drilling operations forecasted to conclude in March 2014. We were also drilling two onshore wells, one in the Woodbine area and one in the Buda area, whose results are not included below. The following table shows our exploratory and developmental drilling activity for the periods indicated. The Company did not drill any wells during the six months ended December 31, 2012 or during the fiscal year ended June 30, 2012. In the table, “gross” wells refer to wells in which we have a working interest, and “net” wells refer to gross wells multiplied by our working interest in such wells.

	Six Months Ended December 31,				Year Ended June 30,
	2013		2012		2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive (onshore)	2	0.04	—	—	1	0.3	—	—	—	—
Productive (offshore)	1	0.8	—	—	—	—	—	—	1	1.0
Non-productive (onshore)	—	—	—	—	—	—	—	—	—	—
Non-productive (offshore)	—	—	—	—	2	2.0	—	—	1	1.0
Total	3	0.84	—	—	3	2.3	—	—	2	2.0

Included in productive (onshore) wells for the six months ended December 31, 2013 are two non-operated wells drilled in the TMS. Included in productive (offshore) wells for the six months ended December 31, 2013 is the Company's South Timbalier 17 prospect we expect will begin production by mid-March 2014.

	Six Months Ended December 31,				Year Ended June 30,
	2013		2012		2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive (onshore)	5	3.2	—	—	—	—	—	—	9	7.5
Productive (offshore)	—	—	—	—	—	—	—	—	—	—
Non-productive (onshore)	—	—	—	—	—	—	—	—	—	—
Non-productive (offshore)	—	—	—	—	—	—	—	—	—	—
Total	5	3.2	—	—	—	—	—	—	9	7.5
Included in productive (onshore) wells for the six months ended December 31, 2013 are Crimson wells drilled after October 1, 2013, the date of the Merger. For the fiscal year ended June 30, 2011, of the nine productive onshore development wells listed above, one relates to the Rexer-Tusa #2 well and eight relate to our joint venture wells with Patara. The Rexer #1 well and joint venture wells with Patara were sold in May 2011 while the sale of the Rexer-Tusa #2 was completed in October 2011. These wells are classified as discontinued operations in our financial statements for all periods presented.

Exploration and Development Acreage

Developed acreage is acreage spaced or assigned to productive wells. Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would form the basis to determine whether the property is capable of production of commercial quantities of crude oil, natural gas and natural gas liquids. Gross acres are the total acres in which we own a working interest. Net acres are the sum of the fractional working interests we own in gross acres. The following table shows the approximate developed and undeveloped acreage that we have an interest in, by region, at December 31, 2013.

	Developed Acreage (1)(2)		Undeveloped Acreage (1)(3)
	Gross (4)	Net (5)	Gross (4)	Net (5)
Offshore GOM	14,618	11,828	39,692	39,692
Southeast Texas	24,239	14,805	18,341	11,671
South Texas	85,771	44,329	19,593	11,556
Other (6)	17,229	9,180	52,281	36,911
Total	141,857	80,142	129,907	99,830

(1)	Excludes any interest in acreage in which we have no working interest before payout or before initial production.

(2)	Developed acreage consists of acres spaced or assignable to productive wells.

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

(6)	Other includes acreage in Louisiana, Colorado, Mississippi and East Texas.
Included in the Offshore GOM acres in the table above are the beneficial interests we have in the offshore acreage owned by REX. The above table includes our 32.3% interest in REX’s 625 net developed acres.

Our offshore Gulf of Mexico leases expire in 2017 and 2018. Our onshore leases will expire over the next three years as follows, unless we establish production or take action to extend the terms of our leases:

	Year ending December 31,
	2014		2015		2016
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Southeast Texas	6,652	4,450	2,700	1,320	2,871	1,982
South Texas	2,698	547	—	—	5,039	2,833
Other (6)	1,697	753	30,608	24,351	10,373	5,065
Total	11,047	5,750	33,308	25,671	18,283	9,880

Production, Price and Cost History
See “Part I, Item 7. -Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Productive Wells

Productive wells are producing wells and wells capable of producing commercial quantities. Completed but marginally producing wells are not considered here as a “productive” well. The following table sets forth the number of gross and net productive natural gas and oil wells in which we owned an interest as of December 31, 2013:

	Natural Gas Wells		Oil Wells
	Gross Wells (1)	Net Wells (2)	Gross Wells (1)	Net Wells (2)
Offshore GOM	13	7.7	—	—
Southeast Texas	51	28.6	28	15.7
South Texas	244	130.7	30	14.1
Other	61	26.9	9	2.8
Total	369	193.9	67	32.6

(1)	A gross well is a well in which we own an interest.

(2)	The number of net wells is the sum of our fractional working interests owned in gross wells.
Natural Gas and Oil Reserves

Estimates of proved reserves and future net revenue as of December 31, 2013 were prepared by NSAI and Cobb, our independent petroleum engineering firms. Approximately 61% and 39% of the proved reserves estimates shown herein at December 31, 2013 have been independently prepared by Cobb and NSAI, respectively. Cobb prepared the proved reserves estimates as of December 31, 2013 for all of our offshore properties and NSAI prepared the proved reserves estimates as of December 31, 2013 for all of our onshore properties.

Estimates of proved reserves and future net revenue as of June 30, 2013, 2012 and 2011 were prepared by Cobb, all in accordance with the definitions and regulations of the SEC. The scope and results of their procedures are summarized in their reports, which are included as exhibits to this Form 10-K. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers and geoscientists that meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

The estimates of proved reserves and future net revenue as of December 31, 2013 were reviewed by our corporate reservoir engineering department that is independent of the operations department. The corporate reservoir engineering department interacts with geoscience, operating, accounting, and marketing departments to review the integrity, accuracy and timeliness of the data, methods, and assumptions used in the preparation of the reserves estimates. All relevant data is compiled in a computer database application to which only authorized personnel are given access rights. Our Senior Vice President - Engineering is the person primarily responsible for overseeing the preparation of our internal reserve estimates and for reviewing any reserves estimates prepared by an independent petroleum engineering firm. Our Senior Vice President - Engineering has a Bachelor of Science degree in Petroleum Engineering from the University of Texas and over 35 years of industry experience with positions of increasing responsibility. He reports directly to our President and Chief Executive Officer. Reserves are also reviewed internally with senior management and presented to our board of directors in summary form on a quarterly basis.

    The estimates of proved reserves and future net revenues as of June 30, 2013, 2012 and 2011 were the responsibility of our management, and members of our management met regularly with our independent third-party engineers to review these reserve estimates. Mr. Joseph J. Romano, the Company’s then-Chief Executive Officer, had primary responsibility for the preparation of the reserve report. Mr. Romano has been in the energy industry for over 35 years, but also relied on others with technical backgrounds in a collaborative effort, all of whom provided input to the independent third-party engineers. Mr. Brad Juneau, one of the Company’s directors, monitored production and pressure data daily and provided the majority of the input. Mr. Juneau holds a BS degree in petroleum engineering from Louisiana State University. Mr. Juneau has over 30 years of experience in the oil and gas industry and was a former registered petroleum engineer in the State of Texas. Other executives in accounting and production have advanced degrees and specialty licenses and also provided input to the independent third-party engineers and assisted in reviewing the reports.
    We maintain adequate and effective internal controls over the underlying data upon which reserves estimates are based. The primary inputs to the reserve estimation process are comprised of technical information, financial data, ownership interests and production data. All field and reservoir technical information, which is communicated to our reservoir engineers quarterly, is confirmed when our third-party reservoir engineers hold technical meetings with geologists, operations and land personnel to discuss field performance and to validate future development plans. Current revenue and expense information is obtained from our accounting records, which are subject to external quarterly reviews, annual audits and our own set of internal controls over financial reporting. Internal controls over financial reporting are assessed for effectiveness annually using criteria set forth in Internal Controls - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. All data such as commodity prices, lease operating expenses, production taxes, field level commodity price differentials, ownership percentages, and well production data are updated in the reserve database by our third-party reservoir engineers and then analyzed by management to ensure that they have been entered accurately and that all updates are complete. Once the reserve database has been entirely updated with current information, and all relevant technical support material has been assembled, our independent engineering firms prepare their independent reserve estimates and final report.

The following table reflects our estimated proved reserves as of the dates indicated, excluding reserves attributable to our investment in Exaro:

	December 31,		June 30,
	2013	2012	2013	2012	2011
Crude Oil and Condensate (MBbl)
Developed	5,223	2,514	2,297	3,353	3,738
Undeveloped	4,475	—	31	(41)	740
Total	9,698	2,514	2,328	3,312	4,478

Natural Gas (MMcf)
Developed	185,535	166,307	146,518	196,268	205,085
Undeveloped	22,395	7,725	2,489	5,111	33,060
Total	207,930	174,032	149,007	201,379	238,145

Natural Gas Liquids (MBbl)
Developed	6,453	5,103	4,078	5,664	5,037
Undeveloped	1,505	227	66	222	249
Total	7,958	5,330	4,144	5,886	5,286

Total MMcfe
Developed	255,591	212,009	184,768	250,370	257,735
Undeveloped	58,275	9,087	3,071	6,197	38,994
Total	313,866	221,096	187,839	256,567	296,729

Proved developed reserves percentage	81%	96%	98%	98%	87%
Prices utilized in estimates (1):
Crude oil ($/Bbl)	$106.80	$114.24	$111.25	$115.14	$97.61
Natural gas ($/MMBtu)	$3.73	$2.85	$3.58	$3.22	$4.49
Natural gas liquids ($/Bbl)	$35.92	$58.39	$39.50	$59.39	$55.78

(1)
Under SEC rules, prices used in determining our proved reserves are based upon an unweighted 12-month first day of the month average price per MMBtu (Henry Hub spot) of natural gas and per barrel of oil (West Texas Intermediate posted). Prices for natural gas liquids in the table represent average prices for natural gas liquids used in the proved reserve estimates, calculated in accordance with applicable SEC rules. All prices are adjusted for quality, energy content, transportation fees and regional price differentials in determining proved reserves.

PV‑10

PV-10 at year-end is a non-GAAP financial measure and represents the present value, discounted at 10% per year, of estimated future cash inflows from proved natural gas and crude oil reserves, less future development and production costs using pricing assumptions in effect at the end of the period. PV-10 differs from Standardized Measure of Discounted Net Cash Flows because it does not include the effects of income taxes on future net revenues. Neither PV-10 nor Standardized Measure of Discounted Net Cash Flows represents an estimate of fair market value of our natural gas and crude oil properties. PV-10 is used by the industry and by our management as an arbitrary reserve asset value measure to compare against past reserve bases and the reserve bases of other business entities that are not dependent on the taxpaying status of the entity.

The following table provides a reconciliation of our Standardized Measure to PV‑10 (in thousands):

	December 31,	June 30,
	2013	2013	2012	2011

Pre-tax net present value, discounted at 10%	$987,213	$550,336	$730,222	$981,041
Future income taxes, discounted at 10%	(215,770)	(192,819)	(216,290)	(263,906)
Standardized measure of discounted future net cash flows	$771,443	$357,517	$513,932	$717,135

The following table reflects our estimated proved reserves by category as of December 31, 2013 (dollars in thousands):

	Crude Oil and Condensate (MBbl)	Natural Gas (MMcf)	Natural Gas Liquids (MBbl)	Total (MMcfe)	% of Total Proved	PV‑10

Proved developed producing	4,342	128,738	4,531	181,976	58%	$635,075
Proved developed non-producing	881	56,797	1,922	73,615	23%	159,683
Proved undeveloped	4,475	22,395	1,505	58,275	19%	192,455
Total	9,698	207,930	7,958	313,866	100%	$987,213

Our estimated net proved reserves as of December 31, 2013, were approximately 19% crude oil and condensate, 66% natural gas and 15% natural gas liquids.
Proved Developed Reserves
Total proved developed reserves increased from 184.8 Bcfe at June 30, 2013 to 255.6 Bcfe at December 31, 2013 primarily as a result of our Merger with Crimson.
Proved Undeveloped Reserves
    The Company annually reviews any proved undeveloped reserves (“PUDs”) to ensure their development within five years from the date of originally booking the reserves. As of December 31, 2013, the Company had approximately 58.3 Bcfe of PUDs related to its onshore activities. Development costs related to these PUDs are projected to be approximately $162 million over the next five years, including $48.9 million estimated for expenditures in 2014. Our financial resources are expected to be sufficient and within our budget to drill all of the remaining 58.3 Bcfe of proved undeveloped reserves within the five year period.
    The following table presents the changes in our total proved undeveloped reserves for the six months ended December 31, 2013:

Proved Undeveloped Reserves (Mmcfe)
Proved undeveloped reserves at June 30, 2013 (1)	3,071
Revisions of previous estimates	(509)
Extensions, discoveries and other additions (2)	15,024
Purchase of minerals in place (3)	44,289
Disposition of reserves in place	(1,500)
Conversion to proved developed	(2,100)
Proved undeveloped reserves at December 31, 2013	58,275

(1) Attributable to a rate acceleration well in our Dutch and Mary Rose field. This well will be drilled in the main Cib Op reservoir. The acceleration benefits of drilling this well are an incremental net positive PV-10, but only a modest incremental volumetric reserves, because the main Cib Op reservoir is a depletion drive retrograde gas reservoir. Our reservoir engineer’s simulation model indicates that the timing of the pressure depletion, and the distribution of that depletion across the field, will have an effect on all of the wells in communication with this rate acceleration well.
The reserves attributable to this rate acceleration well are calculated incrementally. The field-wide simulation model is run first without this well to generate a total field gas and condensate projection. The model is then run again with the rate acceleration well included. The difference between these two cases is the incremental PUD reserve case. Of the gas volumes the rate acceleration well is projected to produce, the majority comes from other wells in the field, such that the incremental gas recovery for the rate acceleration well is much less, and results in a negative condensate volume as of June 30, 2012.

(2) Of this amount, 2.2 Bcfe is attributable to our South Timbalier 17 discovery, which we expect to begin production in mid-2014, while the remaining 12.8 Bcfe is attributable to onshore drilling during the quarter ended December 31, 2014.
(3) Attributable to our Merger with Crimson and the purchase of additional interests in our operated Dutch wells.
Significant Properties

Summary proved reserve information for our properties as of December 31, 2013, by region, is provided below, excluding reserves attributable to our investment in Exaro (dollars in thousands):

	Proved Reserves
Regions	Crude Oil (MBbl)	Natural Gas (MMcf)	Natural Gas Liquids (MBbl)	Total (Mmcfe)	PV‑10 (1)

Offshore GOM	2,032	150,495	4,643	190,545	$554,576
Southeast Texas	4,645	16,388	1,332	52,250	264,320
South Texas	2,661	36,382	1,820	63,268	150,386
Other	360	4,665	163	7,803	17,931
Total	9,698	207,930	7,958	313,866	$987,213

(1)
Under SEC rules, prices used in determining our proved reserves are based upon an unweighted 12-month first day of the month average price per MMBtu (Henry Hub spot) of natural gas and per barrel of oil (West Texas Intermediate posted). Prices for natural gas liquids in the table represent average prices for natural gas liquids used in the proved reserve estimates, calculated in accordance with applicable SEC rules. All prices, using SEC rules, are adjusted for quality, energy content, transportation fees and regional price differentials in determining proved reserves.

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
Reserves Attributable to our Investment in Exaro

Estimates of proved reserves and future net revenue as of December 31, 2013 and June 30, 2013 associated with our investment in Exaro, which we account for using the equity method, were prepared by W.D. Von Gonten and Associates (“Von Gonten”) in accordance with the definitions and regulations of the SEC. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers and geoscientists that meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Reserves as of December 31, 2013 were reviewed by our corporate reservoir engineering department as described above. Reserves as of June 30, 2013 were reviewed by members of the Company’s management, including Mr. Joseph J. Romano, the Company’s then-Chief Executive Officer, and Mr. Brad Juneau, as described above. The technical individual at Von Gonten responsible for overseeing the preparation of our reserve estimates as of December 31, 2013 and June 30, 2013 has over 13 years of practical experience in the estimation and evaluation of reserves; is a registered professional engineer in the state of Texas; holds a Bachelor of Science Degree in Petroleum Engineering; and is a member in good standing of the Society of Petroleum Engineers.

The following table reflects our estimated proved reserves attributable to our Investment in Exaro:

	December 31, 2013	June 30, 2013
Crude Oil (MBbl)
Developed	439	309
Undeveloped	—	—
Total	439	309

Natural Gas (MMcf)
Developed	39,068	28,320
Undeveloped	—	—
Total	39,068	28,320

Total MMcfe
Developed	41,702	30,174
Undeveloped	—	—
Total	41,702	30,174

Proved developed reserves percentage	100%	100%
Standardized measure (1)	$63,906	$42,464
Prices utilized in estimates (2)
Crude oil ($/Bbl)	$87.89	$82.65
Natural gas ($/MMBtu)	$4.04	$3.63

(1)
The Company's share of the standardized measure of discounted future net cash flows attributable to our investment in Exaro does not include the effect of income taxes because Exaro is treated a partnership for tax purposes. Exaro allocates any income or expense for tax purposes to its partners.

(2)
Under SEC rules, prices used in determining our proved reserves are based upon an unweighted 12-month first day of the month average price per MMBtu (Henry Hub spot) of natural gas and per barrel of oil (West Texas Intermediate posted). Prices for natural gas liquids in the table represent average prices for natural gas liquids used in the proved reserve estimates, calculated in accordance with applicable SEC rules. All prices are adjusted for quality, energy content, transportation fees and regional price differentials in determining proved reserves.

Prior Year Reserves
    Our estimated net proved natural gas, oil and natural gas liquids reserves as of June 30, 2010, 2011, 2012 and 2013 are disclosed in Item 8. Financial Statements and Supplementary Data – Supplemental Oil and Gas Disclosures (Unaudited), and were based on reserve reports generated by Cobb, while the reserves associated with our 37% investment in Exaro were prepared by Von Gonten. The reserve estimates as of June 30, 2010 also include the reserves associated with the Joint Venture Assets which were prepared exclusively by Lonquist & Co. LLC (“Lonquist”). These Joint Venture Asset reserves account for approximately 8% of our total reserves as of June 30, 2010 and were sold on May 13, 2011. The technical person at Lonquist responsible for overseeing the preparation of our Joint Venture Asset reserve estimates had over 23 years of practical experience in the estimation and evaluation of reserves, is a registered professional engineer in the state of Texas, has a BS in Petroleum Engineering, and is a member in good standing of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. This individual meets or exceeds the education, training, and experience requirements set forth in the standards pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in the application of industry standard practices to engineering evaluations as well as the application of SEC and other industry definitions and guidelines.
Item 3. Legal Proceedings
From time to time, we are involved in legal proceedings relating to claims associated with our properties, operations or business or arising from disputes with vendors in the normal course of business, including the material matters discussed below.
Mineral interest owners in South Louisiana filed suit against a subsidiary of the Company and several co-defendants in June 2009 in the 31st Judicial District Court situated in Jefferson Davis Parish, Louisiana alleging failure to act as a reasonably prudent operator, failure to explore, waste, breach of contract, etc. in connection with two wells located in Jefferson Davis Parish. Many of the alleged improprieties occurred prior to our ownership of an interest in the wells at issue, although we may have assumed liability otherwise attributable to our predecessors-in-interest through the acquisition documents relating to the acquisition of our interest in these wells. The damages most recently alleged by the plaintiffs are approximately $13.4 million. We and our co-defendants are vigorously defending this lawsuit and believe that we have meritorious defenses. We and our co-defendants obtained a favorable judgment from the trial court following a trial, but the judgment is being appealed by the plaintiffs. A companion case involving the same claims, wells, etc. was filed in the same court on April 19, 2013 on behalf of additional mineral interest owners.
In November 2010, a subsidiary of the Company, several predecessor operators and several product purchasers were named in a lawsuit filed in the District Court for Lavaca County in Texas by an entity alleging that it owns a working interest in two wells that has not been recognized by us or by predecessor operators to which we have granted indemnification rights. In dispute is whether ownership rights were transferred through a number of decade-old poorly documented transactions. The trial court has granted the plaintiffs motion for partial summary judgment as to liability (but not damages). The Plaintiff recently asserted damages of approximately $6.0 million, inclusive of interest but exclusive of legal fees which may be recoverable by the plaintiff if it ultimately prevails in this case. We are vigorously defending this lawsuit, believe that we have meritorious defenses and intend to appeal the aforementioned decision.
In September 2012, a subsidiary of the Company was named as defendant in a lawsuit filed in district court for Harris County in Texas involving a title dispute over a 1/16th mineral interest in the producing intervals of certain wells operated by us in the Catherine Henderson “A” Unit in Liberty County in Texas. This case was subsequently transferred to district court for Liberty County, Texas and combined with a suit filed by other parties against the plaintiff claiming ownership of the disputed interest. The plaintiff has alleged that, based on its interpretation of a series of 1972 deeds, it owns an additional 1/16th unleased mineral interest in the producing intervals of these wells on which it has not been paid (this claimed interest is in addition to a 1/16th unleased mineral interest on which it has been paid). We have made royalty payments with respect to the disputed interest in reliance, in part, upon leases obtained from successors to the grantors under the aforementioned deeds, who claim to have retained the disputed mineral interests thereunder. In their initial pleading the plaintiff alleges damages in excess of $6.0 million, which is generally in line with amounts received on its undisputed 1/16th mineral interest as of the date the suit was filed. As of January 2014, the Plaintiff had received approximately $8.5 million in royalties in respect of its undisputed interest. We are vigorously defending this lawsuit and believe that we have meritorious defenses. We believe if this matter were to be determined adversely, amounts owed to the plaintiff could be partially offset by recoupment rights we may have against other working interest and/or royalty interest owners in the unit.
In connection with our Merger, several class action lawsuits have been brought by Crimson stockholders in Delaware Chancery Court seeking damages and injunctive relief including, among other things, compensatory damages and costs and disbursements relating to the lawsuits. Various combinations of the Company, certain subsidiaries of the Company, members of Crimson’s pre-merger board of directors, members of Crimson’s pre-merger management team and Oaktree Capital Management L.P. have been named as defendants in these lawsuits. The Delaware lawsuits have been consolidated into a single action referred to as In Re: Crimson Exploration Inc. Stockholder Litigation; C.A. 8541-VCP. Additionally, on July 13, 2013, a separate and similar complaint was filed in the District Court of Harris County Texas, in the matter of Fisichella Family Trust v. Crimson Exploration Inc. It is possible that additional similar lawsuits may be filed.
The merger-related lawsuits allege, among other things, that Crimson’s board of directors failed to take steps to obtain a fair price, failed to properly value Crimson, failed to protect against alleged conflicts of interest, failed to conduct a reasonably informed evaluation of whether the transaction was in the best interests of stockholders, failed to fully disclose all material information to stockholders, acted in bad faith and for improper motives, engaged in self-dealing, discouraged other strategic alternatives, took steps to avoid competitive bidding, and agreed to allegedly unreasonable deal protection mechanisms, including the no-shop, fiduciary-out provisions and termination fee. The lawsuits also allege that Contango and certain other defendants aided and abetted the other defendants in violating duties to the Crimson stockholders. The known plaintiffs in these lawsuits collectively owned a very small percentage of the total outstanding shares of Crimson common stock at the time of the Merger, which was approved by Contango’s pre-merger shareholders (89% of outstanding shares and 99% of voted shares were voted in favor of the Merger) and Crimson’s pre-merger shareholders (69% of outstanding shares and 88% of voted shares were voted in favor of the Merger). The Company believes that these merger-related lawsuits are without merit and intends to contest them vigorously. The Company has maintained an officers and directors liability insurance policy for Crimson former directors and officers and has made a claim under the policy for coverage of these merger relates lawsuits.
While many of these matters involve inherent uncertainty and we are unable at the date of this filing to estimate an amount of possible loss with respect to certain of these matters, we believe that the amount of the liability, if any, ultimately incurred with respect to these proceedings or claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future annual results of operations.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
    Our common stock was listed on the NYSE MKT (previously the American Stock Exchange) in January 2001 under the symbol “MCF”. The table below shows the high and low sales prices per share of our common stock for the periods indicated.

	High	Low
Six Months Ended December 31, 2013:
Quarter ended September 30, 2013	$40.06	$33.22
Quarter ended December 31, 2013	$48.80	$36.46
Fiscal Year 2013:
Quarter ended September 30, 2012	$61.16	$49.11
Quarter ended December 31, 2012	$52.64	$38.10
Quarter ended March 31, 2013	$46.05	$36.27
Quarter ended June 30, 2013	$40.49	$33.50
Fiscal Year 2012:
Quarter ended September 30, 2011	$67.25	$52.25
Quarter ended December 31, 2011	$69.75	$51.54
Quarter ended March 31, 2012	$65.08	$56.73
Quarter ended June 30, 2012	$60.24	$51.00
    During the period from January 1, 2014 to February 21, 2014, our common stock traded at prices between $40.09 and $47.73 per share.
General
The following descriptions are summaries of material terms of our common stock, preferred stock, certificate of incorporation and bylaws. This summary is qualified by reference to our certificate of incorporation, bylaws and the designations of our preferred stock, which are filed as exhibits to this report on Form 10-K, and by the provisions of applicable law.
Common Stock
We are authorized to issue up to 50 million shares of common stock. As of February 28, 2014, there were approximately 24.4 million shares of common stock issued and 19.4 million shares of common stock outstanding held by approximately 284 registered shareholders. Approximately 0.1 million shares are in reserve for outstanding stock options under our 2005 Stock Incentive Plan, which we adopted from Crimson in connection with the Merger.
Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders and, in the event of liquidation, to share ratably in the distribution of assets remaining after payment of liabilities (including preferential distribution and dividend rights of holders of preferred stock). Holders of common stock have no cumulative rights. The holders of a plurality of the outstanding shares of the common stock have the ability to elect all of the directors.
Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the board of directors out of funds legally available therefor. The Company paid a special one-time dividend of $30.5 million, or $2 per share during the fiscal year ended June 30, 2013. Any decision to pay future dividends on our common stock will be at the discretion of our board and will depend upon our financial condition, results of operations, capital requirements, and other factors our board may deem relevant. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, as we currently intend to retain all future earnings to fund the development and growth of our business. Our credit facility with Royal Bank of Canada and other lenders currently restricts our ability to pay cash dividends on our common stock, and we may also enter into credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock.

Preferred Stock
Our board of directors is authorized, without further stockholder action, to issue preferred stock in one or more series and to designate the dividend rate, voting rights and other rights, preferences and restrictions of each such series. We are authorized to issue up to five million shares of preferred stock. No preferred stock was outstanding at December 31, 2013.
Share-Based Compensation
The following table sets forth information about our equity compensation plans at December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (b))
2009 Equity Compensation Plan - approved by security holders	—	$0.00	1,162,162
2005 Stock Incentive Plan (“Crimson Plan”)	135,107	$53.00	11

2009 Equity Compensation Plan

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

Under the original terms of the 2009 Plan, the Company may issue up to 1,500,000 shares of common stock or stock options with an exercise price of each option equal to or greater than the market price of the Company’s common stock on the date of grant. The Company may grant officers and employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, can only be stock options that are not qualified as incentive stock options. Options granted generally expire after five or ten years. The vesting schedule varies, and can vest over a two, three or four-year period. As of June 30, 2013, there were no options or restricted shares of common stock outstanding under the 2009 Plan.

During the quarter ended December 31, 2013, 312,838 restricted stock awards were granted under the 2009 Plan to officers, employees and directors of the Company. Of this amount, 63,667 shares were fully vested, of which 17,459 shares were withheld by the Company to satisfy certain officer's tax liability resulting from the vesting of these shares, as provided in the restricted stock agreement, with the vested balance released to the officers.

2005 Stock Incentive Plan

The 2005 Plan was adopted by the Company's Board in conjunction with the Merger with Crimson. Under the 2005 Plan, the Board may grant incentive stock options, nonstatutory stock options, restricted awards, unrestricted awards, performance awards, stock appreciation rights and dividend equivalent rights to officers, directors, employees or consultants of the Company and its affiliates. Awards made under the 2005 Plan are subject to such terms and conditions, without limitation, as may be determined by the Board. Options granted generally expire after ten years. The vesting schedule varies but generally vests over a one or four-year period. Upon adoption of the 2005 Plan at the Merger closing date, a total of 135,898 stock option awards and 136,428 shares of restricted stock (as converted, which all fully vested upon the Merger) were already issued and outstanding, leaving a balance of 43,472 shares of common stock or stock options available to be granted to Company employees and directors.

During the quarter ended December 31, 2013, the Company issued 43,461 shares of restricted common stock to Company employees under the 2005 Plan. These shares vest 25% each year over the next four years. Additionally, 791 stock options were exercised, leaving 135,107 stock options vested and exercisable at December 31, 2013. The converted exercise price for such options range from $25.70 to $60.33 per share, with an average remaining contractual life of seven years. As of December 31, 2013, there were 11 shares of common stock or stock options available to be granted under the 2005 Plan.

Shortly after completion of the Merger, certain officers and employees sold 34,911 Contango shares with the total value of $1.3 million back to the Company to satisfy the employees’ tax liability resulting from the vesting of their restricted shares on October 1, 2013. These shares were recognized in the Company balance sheet in Treasury Shares.
1999 Stock Incentive Plan
    The Company’s 1999 Stock Incentive Plan (the “1999 Plan”) expired in August 2009. The final remaining outstanding options were net-settled with the Company in February 2012 and no options remain outstanding.
Incentive Compensation Plans effective January 1, 2014

Beginning in 2014 the Company will provide performance-based long-term bonus plans for the benefit of all employees, the Cash Incentive Bonus Plan (“CIBP”) and the Long-Term Incentive Plan (“LTIP”). Both plans, and specific targeted performance measures under those plans, will be approved by the Compensation Committee and the Board. Upon achieving the performance levels established each year, bonus awards will be calculated as a percentage of base salary of each employee for the plan year. The plan awards for each year are disbursed in the first quarter of the following year. Employees must be employed by the Company at the time that plan awards are disbursed to be eligible.
The CIBP awards will be paid in cash. The LTIP bonus awards can be paid in restricted common stock and/or stock options. The stock awards and options are expected to vest 25% per year, over the first through fourth anniversaries from the date of grant. The number of shares of restricted common stock and the number of shares underlying the stock options granted will be determined based upon the fair market value of the common stock on the date of the grant. The stock awards and options awards granted pursuant to the LTIP will be granted under the 2009 Plan.
Share Repurchase Programs

$100 Million Share Repurchase Program
In September 2008, our board of directors approved a $100 million share repurchase program which concluded in October 2011. Under this share repurchase program, we purchased a total of 2,157,278 shares of common stock at an average price of $46.35 per share. All shares were purchased in the open market or through privately negotiated transactions. The purchases were made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market, and when we believed our stock price to be undervalued. Repurchased shares of common stock became authorized but unissued shares, and may be issued in the future for general corporate and other purposes.

$50 Million Share Repurchase Program

In September 2011, our board of directors approved a $50 million share repurchase program, effective upon completion of the $100 million share repurchase program. The repurchases are subject to the same terms and conditions as repurchases under the $100 million share repurchase program. No shares were purchased during the six months ended December 31, 2013. For the six months ended December 31, 2012, we purchased the following shares under the $50 million share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased Under Program
October 2-5, 2005	97,496	$50.82	197,877	$39.2 million

As of December 31, 2013, the Company had invested $10.8 million in this share repurchase program to purchase 197,877 shares and net-settle 45,000 stock options from two officers, leaving $39.2 million available for future purchases.

    Under the terms of our credit facility with Royal Bank of Canada entered into on October 1, 2013, share repurchases are limited to $1 million per calendar year, and may only be purchased from officers, directors, employees and consultants upon their death, disability, retirement or termination, in accordance with any termination agreement or employment agreement.

Stock Performance Graph

    The following graph compares the yearly percentage change from June 30, 2008 until December 31, 2013 in the cumulative total stockholder return on our common stock to the cumulative total return on the S&P Smallcap 600 Index, a pre-Merger peer group of companies and a post-Merger group of companies.

    In previous years, we compared our return to a selected peer group which included Stone Energy Corporation, SandRidge Energy Inc., Callon Petroleum, Energy XXI (Bermuda) Limited, and W&T Offshore, Inc. ("Old Peer Group"). As a result of our Merger with Crimson, we made changes to our peer group to remove Stone Energy Corporation and SandRidge Energy Inc. due to dissimilarities to our operational and financial characteristics, and added Petroquest Energy, Inc. and Swift Energy Company. After the change in companies, our peer group consists of Petroquest Energy, Inc., Swift Energy Company, Callon Petroleum, Energy XXI (Bermuda) Limited and W&T Offshore, Inc. ("New Peer Group").

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

	6/30/2008	6/30/2009					12/31/2013
Contango Oil & Gas Company	100.00	45.73	48.16	62.89	63.71	38.22	53.52
S&P Smallcap 600	100.00	74.69	92.34	126.53	128.34	160.65	195.38
Old Peer Group	100.00	13.69	14.45	32.03	23.34	18.16	23.76
New Peer Group	100.00	17.42	27.91	51.49	36.88	28.70	34.80

Item 6. Selected Financial Data
    The following selected financial data for the six months ended December 31, 2013 and 2012, and fiscal years ended June 30, 2013, 2012, 2011, 2010 and 2009 have been derived from the audited consolidated financial statements of Contango contained in our Form 10-K for the applicable fiscal year. The selected consolidated financial data (not including proved reserve information) set forth below is for continuing operations and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes to those consolidated financial statements included elsewhere in this Form 10-K.
    Selected financial data for the six months ended December 31, 2013 includes results of operations and cash flows of Crimson starting from October 1, 2013, the date of the Merger. Consolidated balance sheet and reserves information as of December 31, 2013 include the balance sheet and reserves information of Crimson and its subsidiaries adjusted in accordance with the acquisition method of accounting, which requires that assets acquired and liabilities assumed in the Merger be recorded at their fair value at the date of acquisition with the difference between the purchase price and value of assets and liabilities be recorded as a goodwill. No goodwill was recognized as a results of the Merger between Contango and Crimson.

On October 1, 2013 the Company's board of directors approved a change in fiscal year end from June 30 to December 31. Unless otherwise noted, all references to "years" in this report refer to the twelve-month fiscal year, which prior to July 1, 2013 ended on June 30, and beginning with December 31, 2013 ends on December 31 of each year. This Form 10-K covers the transition period of July 1, 2013 through December 31, 2013.

	Six Months Ended
	December 31,		Year Ended June 30,
	2013	2012	2013	2012	2011	2010	2009
Financial Data:	(Dollar amounts in thousands, except per share amounts)
Revenues:
Natural gas and oil sales (a)	$101,625	$64,705	$127,201	$179,272	$201,721	$159,010	$190,656

Income (loss) from continuing operations (b)	$26,136	$(24,945)	$(9,720)	$59,213	$64,459	$50,166	$55,861
Discontinued operations, net of income taxes	—	—	—	(824)	574	(480)	—
Net income (loss) attributable to common stock	$26,136	$(24,945)	$(9,720)	$58,389	$65,033	$49,686	$55,861

Net income (loss) per share:
Basic
Continuing operations	$1.53	$(1.64)	$(0.64)	$3.84	$4.11	$3.17	$3.41
Discontinued operations	—	—	—	(0.05)	0.04	(0.03)	—
Total	$1.53	$(1.64)	$(0.64)	$3.79	$4.15	$3.14	$3.41
Diluted
Continuing operations	$1.53	$(1.64)	$(0.64)	$3.84	$4.10	$3.11	$3.35
Discontinued operations	—	—	—	(0.05)	0.04	(0.03)	—
Total	$1.53	$(1.64)	$(0.64)	$3.79	$4.14	$3.08	$3.35
Weighted average shares outstanding:
Basic	17,101	15,246	15,221	15,423	15,665	15,831	16,363
Diluted	17,105	15,246	15,221	15,425	15,713	16,157	16,690

	December 31,		Year Ended June 30,
	2013	2012	2013	2012	2011	2010	2009

Working capital (deficit ) (c)	$(33,163)	$100,901	$112,466	$140,901	$126,654	$41,385	$43,232
Capital expenditures	$52,559	$68,623	$80,418	$20,844	$69,993	$97,703	$45,742
Cash dividends (d)	$—	$30,510	$30,510	$—	$—	$—	$—
Long term debt (e)	$90,000	$—	$—	$—	$—	$—	$—
Shareholders’ equity	$593,049	$403,929	$419,154	$464,339	$426,623	$377,330	$349,364
Total assets	$910,304	$561,106	$576,461	$624,654	$636,930	$592,266	$517,042

Proved Reserve Data:
Total proved reserves (Mmcfe) (f)	313,866	221,096	187,839	256,567	296,729	314,027	355,046
Pre-tax net present value (discounted 10%)	$987,213	$594,397	$550,336	$730,222	$981,041	$970,442	$889,865
Standardized measure (f)	$771,443	$388,012	$357,517	$513,932	$717,135	$712,094	$638,091

(a) The increase in natural gas and oil sales for the six months ended December 31, 2013 is attributable to the merger with Crimson.

(b) During the fiscal year ended June 30, 2013, we drilled two unsuccessful exploratory wells resulting in exploration expenses of approximately $50 million, including leasehold costs. Also during the fiscal year ended June 30, 2013, we revised estimated proved reserves at Ship Shoal 263, resulting in non-cash impairment expenses of approximately $12.0 million. Additionally, we completed a workover on our Vermilion 170 well at a cost of approximately $12.0 million.

(c) The decrease in working capital for the six months ended December 31, 2013 is attributable to using all of our cash reserves to pay down Crimson debt at the time of the Merger.

(d) On November 29, 2012, the board of directors declared a one-time special dividend of $2.00 per share of common stock which was paid on December 17, 2012.

(e) On October 1, 2013, in connection with the Merger, we entered into a revolving credit facility with Royal Bank of Canada. As of December 31, 2013, we had $90 million outstanding under such facility.

(f) During the fiscal year ended June 30, 2013, our proved reserves decreased by approximately 68.7 Bcfe and its standardized measure decreased by approximately $156.4 million. This decrease is attributable to production of 24.4 Bcfe during the period, and a decrease of approximately 44.8 Bcfe in the estimated reserves at our Dutch, Mary Rose, Vermilion 170, and Ship Shoal 263 wells due to new information obtained by our reservoir engineer, offset by an increase of 0.5 Bcfe related to Crosby 12H-1 well in the TMS. During the fiscal year ended June 30, 2012, our proved reserves decreased by approximately 40.2 Bcfe and standardized measure decreased by approximately $203.2 million. This decrease is attributable to production of 31.3 Bcfe during the period, and a decrease of approximately 8.9 Bcfe in the estimated reserves at our Dutch, Mary Rose, and Vermilion 170 wells due to new information obtained.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report. On October 1, 2013 the Company's board of directors approved a change in fiscal year end from June 30 to December 31. Unless otherwise noted, all references to "years" in this report refer to the twelve-month fiscal year, which prior to July 1, 2013 ended on June 30, and beginning with December 31, 2013 ends on December 31 of each year. This Form 10-K covers the transition period of July 1, 2013 through December 31, 2013.

Overview
We are a Houston, Texas based independent energy company engaged in the acquisition, exploration, development, exploitation and production of crude oil and natural gas offshore in the shallow waters of the Gulf of Mexico and in the onshore Gulf Coast regions of the United States and Colorado.
On October 1, 2013, we completed a merger with Crimson, under an all-stock transaction pursuant to which Crimson became a wholly-owned subsidiary of Contango. The Merger with Crimson has given us access to high rate of return onshore prospects in known, prolific producing areas as well as long-life resource plays in Southeast Texas (the Woodbine oil and liquids- rich play) and South Texas (the Buda and Eagle Ford Shale oil and liquids-rich plays). We believe these areas provide significant long-term growth potential from multiple formations. Our production for the six months ended December 31, 2013 was approximately 78% offshore and 22% onshore. Our production for the three months ended December 31, 2013 was approximately 63% offshore and 37% onshore. As of December 31, 2013, our proved reserves were approximately 61% offshore and 39% onshore and our proved developed reserves were approximately 74% offshore and 26% onshore.
    Additionally, we have (i) an equity investment in Exaro Energy III LLC ("Exaro"), which is primarily focused on the development of proved natural gas reserves in the Jonah Field in Wyoming; (ii) acreage positions and non-operated producing properties in Louisiana and Mississippi targeting the Tuscaloosa Marine Shale (“TMS”); (iii) operated producing properties in the James Lime play in East Texas and (iv) operated producing properties in the Denver Julesburg Basin (“DJ Basin”) in Weld and Adams counties in Colorado, which we believe are prospective in the Niobrara Shale oil play.
Revenues and Profitability
Our revenues, profitability and future growth depend substantially on our ability to find, develop and acquire natural gas and oil reserves that are economically recoverable, as well as prevailing prices for natural gas and oil.
Reserve Replacement
Generally, producing properties offshore in the Gulf of Mexico have high initial production rates, followed by steep declines. We must locate and develop, or acquire, new natural gas and oil reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and/or acquire natural gas and oil reserves. The Company did not replace produced offshore reserves during the fiscal year ended June 30, 2013 or 2012. During fiscal year 2013, the Company drilled two unsuccessful exploratory wells, dry holes at Ship Shoal 134 and South Timbalier 75. During fiscal year 2012, the Company did not drill any wells as obtaining government permits was difficult during the post-Deepwater Horizon incident period (see below). Our permits to spud Eagle and Fang were approved in September 2011 and March 2012, respectively, but a lack of rig availability prevented us from drilling these wells during fiscal year 2012. While waiting for permits, and drilling rigs, we spent most of fiscal year 2012 generating new prospects. In June 2012 and March 2013, the Company successfully acquired nine lease blocks at two Gulf of Mexico lease sales. Our plan is to apply for permits to drill these prospects during the next several years.
    The Merger with Crimson allowed the Company to add significant proved developed and undeveloped reserves (see Item 2 - Properties, for details of reserves acquired) and provided the Company with access to several onshore resource plays which have substantial reserve growth potential, including in oil and liquids rich plays that position us to move to a more balanced oil/gas profile.
Use of Estimates
The preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include estimates of remaining proved natural gas and oil reserves, the timing and costs of our future drilling, development and abandonment activities, and income taxes.
Related Party Transactions
The Company has historically relied on JEX and REX to generate its offshore and onshore domestic natural gas and oil prospects. In addition to generating new prospects, JEX occasionally evaluated offshore and onshore exploration prospects generated by third-party independent companies for us to purchase. With the merger with Crimson, and the technical teams obtained in the merger, the Company will be active in identifying onshore opportunities, while continuing its relationship with JEX and REX for potential new offshore drilling prospects. See Note 17 to our Financial Statements - "Related Party Transactions" for a detailed description of our transactions with JEX and REX.

    See “Risk Factors” on page 18 for a more detailed discussion of a number of other factors that affect our business, financial condition and results of operations.
Impact of Deepwater Horizon Incident
We believe that the Deepwater Horizon incident continues to have a significant and lasting effect on the U.S. offshore energy industry, and will result in a number of fundamental changes, including heightened regulatory scrutiny, more stringent operating and safety standards, changes in equipment requirements and the availability and cost of insurance, as well as increased politicization of the industry. A significant delay of planned exploratory activities has reduced our longer term ability to replace reserves, resulting in a negative impact on production, including a reduction in operating results and cash flows as we deplete our reserves. There may be other impacts of which we are not aware at this time.
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
Results of Operations

The table below sets forth our average net daily production data in Mmcfed from our fields for each of the periods indicated:

	Three Months Ended
	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Dutch and Mary Rose wells	67.5	54.2	57.2	59.5	57.2	61.7	59.1
Vermilion 170 well	15.5	10.5	12.9	3.6	4.0	9.6	9.6
Southeast Texas (1)	—	—	—	—	—	—	24.3
South Texas (1)	—	—	—	—	—	—	14.7
Other	7.8	3.5	2.6	1.5	1.0	0.7	2.5
	90.8	68.2	72.7	64.6	62.2	72.0	110.2

(1) Southeast Texas and South Texas production is not included in the table above for periods prior to quarter ended December 31, 2013, as a result of acquiring these producing properties effective October 1, 2013 due to the Merger. Additionally, the "Other" field only includes Ship Shoal 263 for periods prior to the quarter ended December 31, 2013, and includes additional onshore wells for the quarter ended December31, 2013.
Vermilion 170 Well
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
Southeast Texas
During 2012, Crimson's Southeast Texas production averaged approximately 19 Mmcfed. For the quarter ended December 31, 2013, Southeast Texas production averaged approximately 24.3 Mmcfed. Crimson, and then Contango, actively developed this area during 2013, focusing on the horizontal development of the Woodbine formation in Madison and Grimes counties. During 2013, Crimson, and then Contango, drilled 12 gross (eight net) wells on acreage targeting the Woodbine formation. We will continue our focus on further developing our inventory of crude oil and liquids-rich projects in the Woodbine formation with a continuous rig program planned for 2014.

South Texas
During 2012, Crimson's South Texas production averaged approximately 15 Mmcfed. For the quarter ended December 31, 2013, South Texas production averaged approximately 14.7 Mmcfed. During 2013, Crimson, and then Contango drilled six gross operated wells (three net) and one gross non-operated well (0.25 net) in the Buda formation in Zavala and Dimmit counties, which have recently come on production. We have one well in process at year-end 2013 and expect to have at least one rig running full-time in 2014.
Other
For all of the periods presented, Other includes our Ship Shoal 263 well, the TMS, and Crimson's East Texas and Colorado. Production at Ship Shoal 263 has been negatively impacted since 2011 by overheating, scaling problems, and water production. The well has also been shut-in several times for production logging and chemical treatment. The well reached payout during fiscal year 2012. We will continue producing this well as long as it is economical.
Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids ("NGLs") from continuing operations for the six months ended December 31, 2013 and 2012. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six thousand cubic feet (“Mcf”) of natural gas. Reported lease operating expenses include production taxes, such as ad valorem and severance. Information below includes results of operations and production information for the three months ended December 31, 2013 only for properties acquired as a result of the Merger with Crimson, which was effective October 1, 2013.

	Six Months Ended December 31,
	2013	2012	% Change
Revenues:	(thousands)
Natural gas sales	$44,887	$32,047	40%
Oil and condensate sales	$41,699	$21,093	98%
NGL sales	$15,039	$11,565	30%
Total revenues	$101,625	$64,705	57%
Annual Production:
Natural gas (million cubic feet)
Dutch and Mary Rose Field	8,806	7,940	11%
Vermilion 170 Field	1,333	1,564	(15)%
Southeast Texas Field	875	—	100%
South Texas Field	623	—	100%
Other Fields	193	359	(46)%
Total natural gas	11,830	9,863	20%
Oil and condensate (thousand barrels)
Dutch and Mary Rose Field	132	133	*
Vermilion 170 Field	24	38	(37)%
Southeast Texas Field	160	—	100%
South Texas Field	95	—	100%
Other Fields	14	28	(50)%
Total oil and condensate	425	199	114%
Natural gas liquids (thousand barrels)
Dutch and Mary Rose Field	253	252	*
Vermilion 170 Field	48	61	(21)%
Southeast Texas Field	66	—	100%
South Texas Field	26	—	100%
Other Fields	2	5	(60)%
Total natural gas liquids	395	318	24%

	Six Months Ended December 31,
	2013	2012	% Change
Total (million cubic feet equivalent)
Dutch and Mary Rose Field	11,116	10,250	8%
Vermilion 170 Field	1,765	2,158	(18)%
Southeast Texas Field	2,231	—	100%
South Texas Field	1,349	—	100%
Other Fields	289	557	(48)%
Total production	16,750	12,965	29%

Daily Production:
Natural gas (million cubic feet per day)
Dutch and Mary Rose Field	47.9	43.2	11%
Vermilion 170 Field	7.2	8.5	(15)%
Southeast Texas Field	9.5	—	100%
South Texas Field	6.8	—	100%
Other Fields	1.7	2.0	(46)%
Total natural gas	73.1	53.7	20%
Oil and condensate (thousand barrels per day)
Dutch and Mary Rose Field	0.7	0.7	*
Vermilion 170 Field	0.1	0.2	(37)%
Southeast Texas Field	1.7	—	100%
South Texas Field	1.0	—	100%
Other Fields	0.1	0.2	(50)%
Total oil and condensate	3.6	1.1	114%
Natural gas liquids (thousand barrels per day)
Dutch and Mary Rose Field	1.4	1.4	*
Vermilion 170 Field	0.3	0.3	(21)%
Southeast Texas Field	0.7	—	100%
South Texas Field	0.3	—	100%
Other Fields	—	—	(60)%
Total natural gas liquids	2.7	1.7	24%
Total (million cubic feet equivalent per day)
Dutch and Mary Rose Field	60.4	55.7	8%
Vermilion 170 Field	9.6	11.7	(18)%
Southeast Texas Field	24.3	—	100%
South Texas Field	14.7	—	100%
Other Fields	2.4	3.0	(48)%
Total production	111.4	70.4	29%

Average Sales Price:
Natural gas (per thousand cubic feet)	$3.79	$3.25	17%
Oil and condensate (per barrel)	$98.12	$105.99	(7)%
Natural gas liquids (per barrel)	$38.07	$36.37	5%
Total (per thousand cubic feet equivalent)	$6.07	$4.99	22%

	Six Months Ended December 31,
	2013	2012	% Change
Expenses (thousands):
Operating expenses (including production taxes)	$16,311	$11,435	43%
Exploration expenses	$1,687	$51,614	(97)%
Depreciation, depletion and amortization	$44,804	$20,336	120%
Impairment of natural gas and oil properties	$—	$14,078	(100)%
General and administrative expenses	$17,549	$5,398	225%
Other expenses (income), net	$(19,633)	$185	**
Loss (gain) from affiliates (net of taxes)	$(1,577)	$(508)	210%

Selected data per Mcfe:
Operating expenses	$0.97	$0.88	10%
General and administrative expenses	$1.05	$0.42	150%
Depreciation, depletion and amortization of natural gas and oil properties	$2.67	$1.57	70%

* Less than 1%
** Greater than 1,000%
Natural Gas, Oil and NGL Sales and Production
All of our revenues are from the sale of our natural gas, oil, condensate and natural gas liquids production. Our revenues may vary significantly from year to year depending on changes in commodity prices, which fluctuate widely, and production volumes. Our production volumes are subject to wide swings as a result of new discoveries, weather and mechanical related problems. In addition, our production declines naturally over time as we produce our reserves.

    We reported revenues of approximately $101.6 million for the six months ended December 31, 2013, compared to revenues of approximately $64.7 million for the six months ended December 31, 2012. This increase in revenues was primarily attributable to increased natural gas, oil, condensate and NGL production due to our merger with Crimson, further aided by a higher average equivalent sales price received for the period.
    Our net natural gas production for the six months ended December 31, 2013 was approximately 73.1 Mmcfd, up from approximately 53.7 Mmcfd for the six months ended December 31, 2012. Additionally, net oil production increased from 1,100 barrels per day to 3,600 barrels per day, while NGL production increased from approximately 1,700 barrels per day to 2,700 barrels per day. In total, equivalent production increased from 70.4 Mmcfed to 111.4 Mmcfed. This increase in natural gas, oil and NGL production was attributable to our merger with Crimson.
For the three months ended December 31, 2013, our net natural gas production was approximately 72.2 Mmcfd, up from approximately 55.4 Mmcfd for the three months ended December 31, 2012. Additionally, net oil production increased from 1,100 barrels per day to 3,600 barrels per day, while NGL production increased from approximately 1,800 barrels per day to 2,700 barrels per day. In total, equivalent production increased from 72.7 Mmcfed to 110.2 Mmcfed. This increase in natural gas, oil and NGL production was attributable to our merger with Crimson.

Average Sales Prices

For the six months ended December 31, 2013, the average price received for natural gas was $3.79 per thousand cubic feet (“Mcf”), the average price received for oil and condensate was $98.12 per barrel and the average price received for NGLs was $38.07 per barrel. For the six months ended December 31, 2012, the average price received for natural gas was $3.25 per Mcf, the average price received for oil and condensate and NGLs was $105.99 and $36.37 per barrel, respectively.
Operating Expenses
Operating expenses for the six months ended December 31, 2013 were approximately $16.3 million, which included approximately $3.0 million of Louisiana state severance taxes. Operating expenses for the six months ended December 31, 2012 were approximately $11.4 million, which included approximately $1.6 million in Louisiana state severance taxes. The remaining increase is attributable to increased operations as a result of our merger with Crimson.

Exploration Expenses
We reported approximately $1.7 million of exploration expenses for the six months ended December 31, 2013. We reported approximately $51.6 million of exploration expense for the six months ended December 31, 2012, which consists mainly of $50.0 million for two dry holes at Ship Shoal 134 and South Timbalier 75; $1.4 million related to a drilling program in Jim Hogg County, Texas and $0.2 million for geological and geophysical activities, seismic data and delay rentals.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the six months ended December 31, 2013 was approximately $44.8 million. This compares to approximately $20.3 million for the six months ended December 31, 2012. The increase in depreciation, depletion and amortization was primarily attributable to increased production as a result of our merger with Crimson.
Impairment of Natural Gas and Oil Properties
For the six months ended December 31, 2013, the Company did not record any impairment expenses. For the six months ended December 31, 2012, the Company recorded impairment expense of approximately $14.1 million on our properties. Of this amount, approximately $12.0 million related to our Ship Shoal 263 well and $2.1 million related to the Eugene Island 24 platform and other properties.
General and Administrative Expenses
General and administrative expenses for the six months ended December 31, 2013 were approximately $17.5 million, compared to $5.4 million for the six months ended December 31, 2012. Major components of general and administrative expenses for the six months ended December 31, 2013 included approximately $8.4 million in salaries and benefits ($3.2 million of which was non-cash stock based compensation), $0.2 million in board of directors compensation, $2.4 million in accounting, legal, tax and professional services, $2.6 million in office and other administrative expenses, and $3.9 million attributable to the Merger with Crimson.
Major components of general and administrative expenses for the six months ended December 31, 2012 included approximately $0.4 million in State of Louisiana franchise taxes, $2.5 million in salaries and benefits, $0.2 million in insurance costs, $1.7 million in accounting, tax, legal and consulting expenses, $0.3 million in administrative costs, and $0.3 million related to board of directors compensation.
Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012; and Fiscal Year Ended June 30, 2012 Compared to Fiscal Year Ended June 30, 2011

    The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids ("NGLs") from continuing operations for the fiscal years ended June 30, 2013, 2012 and 2011. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six thousand cubic feet (“Mcf”) of natural gas. Reported lease operating expenses include property and severance taxes.

	Year Ended June 30,			Year Ended June 30,
	2013	2012	%	2012	2011	%
Revenues:	(thousands)			(thousands)
Natural gas sales	$66,441	$73,068	(9)%	$73,068	$106,781	(32)%
Condensate sales	$39,009	$69,547	(44)%	$69,547	$61,862	12%
NGL sales	$21,751	$36,657	(41)%	$36,657	$33,078	11%
Total revenues	$127,201	$179,272	(29)%	$179,272	$201,721	(11)%

Annual Production:
Natural gas (million cubic feet)
Dutch and Mary Rose field	16,152	18,303	(12)%	18,303	20,589	(11)%
Vermilion 170 field	2,054	3,098	(34)%	3,098	—	100%
Other fields	452	2,216	(80)%	2,216	3,679	(40)%
Total natural gas	18,658	23,617	(21)%	23,617	24,268	(3)%

	Year Ended June 30,			Year Ended June 30,
	2013	2012	%	2012	2011	%
Oil and condensate (thousand barrels)
Dutch and Mary Rose field	263	347	(24)%	347	456	(24)%
Vermilion 170 field	51	123	(59)%	123	—	100%
Other fields	48	145	(67)%	145	217	(33)%
Total oil and condensate	362	615	(41)%	615	673	(9)%
Natural gas liquids (thousand barrels)
Dutch and Mary Rose field	514	511	1%	511	605	(16)%
Vermilion 170 field	81	128	(37)%	128	—	100%
Other fields	6	23	(72)%	23	37	(38)%
Total natural gas liquids	601	662	(9)%	662	642	3%
Total (million cubic feet equivalent)
Dutch and Mary Rose field	20,811	23,450	(11)%	23,450	26,952	(13)%
Vermilion 170 field	2,844	4,606	(38)%	4,606	—	100%
Other fields	779	3,223	(76)%	3,223	5,201	(38)%
Total production	24,434	31,279	(22)%	31,279	32,153	(3)%

Daily Production:
Natural gas (million cubic feet per day)
Dutch and Mary Rose field	44.3	50.0	(12)%	50.0	56.4	(11)%
Vermilion 170 field	5.6	8.4	(34)%	8.4	—	100%
Other fields	1.2	6.1	(80)%	6.1	10.1	(40)%
Total natural gas	51.1	64.5	(21)%	64.5	66.5	(3)%
Oil and condensate (thousand barrels per day)
Dutch and Mary Rose field	0.7	0.9	(24)%	0.9	1.2	(24)%
Vermilion 170 field	0.2	0.4	(59)%	0.4	—	100%
Other fields	0.1	0.4	(67)%	0.4	0.6	(33)%
Total oil and condensate	1.0	1.7	(41)%	1.7	1.8	(9)%

Daily Production (continued):
Natural gas liquids (thousand barrels per day)
Dutch and Mary Rose field	1.4	1.4	1%	1.4	1.7	(16)%
Vermilion 170 field	0.2	0.3	(37)%	0.3	—	100%
Other fields	—	0.1	(72)%	0.1	0.1	(38)%
Total natural gas liquids	1.6	1.8	(9)%	1.8	1.8	3%
Total (million cubic feet equivalent per day)
Dutch and Mary Rose field	56.9	63.8	(11)%	63.8	73.6	(13)%
Vermilion 170 field	8.1	12.8	(38)%	12.8	—	100%
Other fields	1.9	8.9	(76)%	8.9	14.5	(38)%
Total production	66.9	85.5	(22)%	85.5	88.1	(3)%

Average Sales Price:
Natural gas (per thousand cubic feet)	$3.56	$3.10	15%	$3.10	$4.40	(30)%
Oil and condensate (per barrel)	$107.75	$112.75	(4)%	$112.75	$91.98	23%
Natural gas liquids (per barrel)	$36.19	$55.37	(35)%	$55.37	$51.52	7%
Total (per thousand cubic feet equivalent)	$5.21	$5.73	(9)%	$5.73	$6.27	(9)%

	Year Ended June 30,			Year Ended June 30,
	2013	2012	%	2012	2011	%
Expenses (thousands):
Operating expenses (including production taxes)	$31,907	$25,183	27%	$25,183	$25,691	(2)%
Exploration expenses	$51,748	$346	**	$346	$9,751	(96)%
Depreciation, depletion and amortization	$41,060	$49,052	(16)%	$49,052	$52,198	(6)%
Impairment of natural gas and oil properties	$14,845	$—	100%	$—	$1,786	(100)%
General and administrative expenses	$14,364	$10,418	38%	$10,418	$12,341	(16)%
Other income (expense), net	$9,665	$(312)	**	$(312)	$(157)	99%
Gain (loss) from affiliates (net of taxes)	$1,241	$(449)	(376)%	$(449)	$—	100%

Selected data per Mcfe:
Operating expenses	$1.30	$0.81	60%	$0.81	$0.80	1%
General and administrative expenses	$0.59	$0.33	79%	$0.33	$0.38	(13)%
Depreciation, depletion and amortization of natural gas and oil properties	$1.65	$1.54	7%	$1.54	$1.61	(4)%

* Less than 1%
** Greater than 1,000%

Not included in the table above is production information from our discontinued operations. For the fiscal year ended June 30, 2012, our discontinued operations produced approximately 1.7 Mmcf of natural gas at an average price of $3.79 per Mcf. For the fiscal year ended June 30, 2011, our discontinued operations produced approximately 1,892 Mmcf of natural gas, 12.8 MBbls of condensate, and 62,000 barrels of natural gas liquids at an average price of $3.45 per Mcf, $86.91 per Bbl and $40.32 per Bbl, respectively. The Company did not have any discontinued operations for the fiscal year ended June 30, 2013.
Natural Gas, Oil and NGL Sales and Production
All of our revenues are from the sale of our natural gas, oil and natural gas liquids production. Our revenues may vary significantly from year to year depending on changes in commodity prices, which fluctuate widely, and production volumes. Our production volumes are subject to wide swings as a result of new discoveries, weather and mechanical related problems. In addition, our production declines over time as we produce our reserves.

We reported revenues of approximately $127.2 million for the year ended June 30, 2013, compared to revenues of approximately $179.3 million for the year ended June 30, 2012. This decrease in revenues was primarily attributable to a decrease in natural gas, condensate and NGL production, further compounded by a lower average equivalent sales price received for the period.
Our net natural gas production for the year ended June 30, 2013 was approximately 51.1 Mmcfd, down from approximately 64.5 Mmcfd for the year ended June 30, 2012. Additionally, net oil production decreased from 1,700 barrels per day to 1,000 barrels per day, while NGL production decreased from approximately 1,800 barrels per day to 1,600 barrels per day. In total, equivalent production decreased from 85.5 Mmcfed to 66.9 Mmcfed. This decrease in natural gas, oil and NGL production was principally attributable to our Vermilion 170 well which was shut-in for approximately six months this fiscal year for workover operations, our Ship Shoal 263 well which has been quickly depleting over the past year, and our Mary Rose #5 well which has been producing intermittently during most of the year.
We reported revenues of approximately $179.3 million for the year ended June 30, 2012, down from approximately $201.7 million reported for the year ended June 30, 2011. This decrease in sales was principally attributable to lower equivalent production for the period as well as a lower average equivalent sales price received for the period.
Our net natural gas production for the year ended June 30, 2012 was approximately 64.5 Mmcfd, down from approximately 66.5 Mmcfd for the year ended June 30, 2011. Net oil and condensate production for the comparable periods also decreased from approximately 1,800 barrels per day to approximately 1,700 barrels per day, and our NGL production remained consistent at 1,800 barrels per day. In total, equivalent production decreased from 88.1 Mmcfed to 85.5 Mmcfed, principally attributable to our Eloise North well which stopped producing in October 2011 and was subsequently recompleted as our Mary Rose #5 well in January 2012. Since recompletion, this well has only produced intermittently. Partially offsetting this decrease in production is our Vermilion 170 well which began producing in fiscal year 2012.

Average Sales Prices
For the fiscal year ended June 30, 2013, the price of natural gas was $3.56 per Mcf while the price for oil and NGLs was $107.75 per barrel and $36.19 per barrel, respectively. For the year ended June 30, 2012, the price of natural gas was $3.10 per Mcf while the price for oil and NGLs was $112.75 per barrel and $55.37 per barrel, respectively. For the year ended June 30, 2011, the price of natural gas was $4.40 per Mcf while the price for oil and NGLs was $91.98 per barrel and $51.52 per barrel, respectively.
Operating Expenses (including production taxes)
Operating expenses for the fiscal year ended June 30, 2013 were approximately $31.9 million, which included approximately $3.3 million of Louisiana state severance taxes, $12.0 million in workover costs for Vermilion 170, $0.4 million in workover costs for other wells and $4.7 million of well insurance. The remaining $11.4 million related to recurring lease operating expenses.
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
Exploration Expenses
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
Depreciation, Depletion and Amortization
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
Impairment of Natural Gas and Oil Properties
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
General and Administrative Expenses
General and administrative expenses for the fiscal year ended June 30, 2013 were approximately $14.4 million, compared to $10.4 million for the year ended June 30, 2012. Major components of general and administrative expenses for the year ended June 30, 2013 included approximately $6.2 million in salaries and benefits, $1.2 million in office administration and other expenses,

$0.6 million in board of directors compensation, $0.6 million in accounting and tax services, $1.0 million in franchise taxes, and $4.8 million in legal, professional and other administrative expenses, which includes $3.0 million attributable to the proposed Merger.
General and administrative expenses for the year ended June 30, 2012 were approximately $10.4 million, compared to approximately $12.3 million for the year ended June 30, 2011. Major components of general and administrative expenses for the year ended June 30, 2012 included approximately $6.6 million in salaries, bonuses, stock-based compensation, benefits and board of directors compensation, $0.4 million in insurance costs, $0.7 million in accounting and tax services, $0.9 million in legal and consulting expenses, $0.7 million in franchise taxes, and $1.1 million in office administration and other expenses.
General and administrative expenses for the year ended June 30, 2011 were approximately $12.3 million. Major components of general and administrative expenses for the year ended June 30, 2011 included approximately $9.6 million in salaries, bonuses, stock-based compensation, benefits and board of directors compensation (includes $1.3 million in non-cash expenses related to option awards), $0.9 million in office administration and other expenses, $0.5 million in insurance costs, $0.5 million in accounting and tax services, and $0.8 million in legal, consulting and other administrative expenses.
Other Income (Expense)
Other income for the fiscal year ended June 30, 2013 included the proceeds of a $10 million life insurance policy for the Company's former Chairman, President and Chief Executive Officer, Mr. Peak, who passed away on April 19, 2013.
Discontinued Operations
The table and discussions above, along with our financial statements, discuss only continuing operations for all fiscal years presented. Not reflected are the Company’s sold producing properties which generated approximately 0%, 0% and 5% of combined revenues for the fiscal year ended June 30, 2013, 2012 and 2011, respectively. See Note 18 to our Financial Statements – "Discontinued Operations" for a discussion of our discontinued operations.
Capital Resources and Liquidity

Our primary cash requirements are for capital expenditures, working capital, operating expenses, acquisitions and principal and interest payments on indebtedness. Our primary sources of liquidity are cash generated by operations, net of the realized effect of our hedging agreements, and amounts available to be drawn under our credit facility.

The table below summarizes certain measures of liquidity and capital expenditures, as well as our sources of capital from internal and external sources, for the periods indicated.

	Six Months Ended December 31,		Year ended June 30,
	2013	2012	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$58,478	$46,946	$95,655	$73,571	$140,558
Net cash used in investing activities	$(10,234)	$(61,977)	$(88,688)	$(73,430)	$(33,253)
Net cash used in financing activities	$(149,729)	$(35,465)	$(35,465)	$(20,165)	$(9,767)
Cash and cash equivalents	$—	$79,487	$101,485	$129,983	$150,007
    Cash flow from operating activities provided approximately $58.5 million in cash for the six months ended December 31, 2013 compared to $46.9 million for the same period in 2012. This increase in cash provided by operating activities was primarily attributable to our merger with Crimson, as well as not having any taxes due for the six months ended December 31, 2013, and the timing of our payables.

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

    Cash used in investing activities was approximately $10.2 million in cash for the six months ended December 31, 2013 compared to $62.0 million for the same period in 2012. This decrease in cash used in investing activities was primarily attributable to $16 million less in capital expenditures for the current period and $43 million in proceeds from the sale of assets during the six months ended December 31, 2013.

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

    Cash used in investing activities for the year ended June 30, 2012 were approximately $73.4 million, which consisted mainly of $20.8 million in capital expenditures for developing our wells and facilities and $53.4 million in equity investments in Alta and Exaro. Cash used in investing activities for the year ended June 30, 2011 were approximately $33.3 million, which consisted mainly of $70.0 million in capital expenditures, offset by receiving approximately $38.7 million in proceeds from the sale of assets.
    Cash used in financing activities was approximately $149.7 million for the six months ended December 31, 2013 compared to $35.5 million for the same period in 2012. This increase in cash used in financing activities was primarily attributable to the payment of Crimson's existing debt upon the Merger.
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
Credit Facility
    In connection with the Merger, the Company assumed and immediately repaid Crimson’s $175.0 million second lien term loan with Barclays Bank PLC ("Barclays") and other lenders, and Crimson’s $58.6 million senior secured revolving credit facility with Wells Fargo and other lenders, which included $1.8 million in accrued interest and prepayment premiums. In order to refinance the assumed debt, the Company entered into a $500 million four-year revolving credit facility with Royal Bank of Canada and other lenders (the “RBC Credit Facility”) with an initial hydrocarbon-supported borrowing base of $275 million. The RBC Credit Facility replaced the Company's $40 million facility with Amegy Bank. The Company incurred $2.2 million of arrangement and upfront fees in connection with the RBC Credit Facility. Proceeds of the RBC Credit Facility were, or may be used (i) to finance working capital and for general corporate purposes, (ii) for permitted acquisitions, and (iii) to finance transaction expenses in connection with the RBC Credit Facility and the Merger. The RBC Credit Facility is collateralized by substantially all of the assets of the Company and its subsidiaries. Borrowings under the RBC Credit Facility bear interest at a rate that is dependent upon LIBOR or the U.S. prime rate of interest, plus a margin dependent upon the amount outstanding.
    On October 1, 2013, the $235.4 million of assumed debt, accrued interest, the prepayment premium and $2.2 million of arrangement and upfront fees under the RBC Credit Facility were paid with the Company's existing cash of $127.6 million and drawings under our RBC Credit Facility of $110.0 million. As of December 31, 2013, we had $90 million outstanding under the RBC Credit Facility. As of February 21, 2014, we had $80 million outstanding under the RBC Credit Facility.
The RBC Credit Facility requires us to maintain compliance with specified financial ratios. Our compliance with these covenants is tested each quarter. At December 31, 2013, we were in compliance with the covenants under the RBC Credit Facility. See Note 13 to our Financial Statements -“Long-Term Debt” for a more detailed description of terms and provisions of our credit agreement.
Future capital requirements
    Our future crude oil, natural gas and natural gas liquids reserves and production, and therefore our cash flow and results of operations, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We intend to grow our reserves and production by further exploiting our existing property base through drilling opportunities offshore and those identified in our resource plays in Southeast, South and East Texas and Colorado and in our conventional inventory, with activity in any particular area to be a function of market and field economics. We anticipate that acquisitions, including those of undeveloped leasehold interests, will continue to play a role in our business strategy as those opportunities arise from time to time. There can be no assurance that we will invest, or that any investment entered into will be successful. These potential acquisitions are not part of our current capital budget and would require additional capital. Natural gas and oil prices continue to be volatile and our financial resources may be insufficient to fund any of these opportunities. While there are currently no unannounced agreements for the acquisition of any material businesses or assets, such transactions can be effected quickly and could occur at any time.
We believe that our internally generated cash flow, combined with availability under our RBC Credit Facility will be sufficient to meet the liquidity requirements necessary to fund our daily operations and planned capital development and to meet our debt service requirements for the next twelve months. We currently plan to limit our 2014 capital expenditures to our forecasted cash flow from operations for the year; however, we do possess the capacity, through our RBC Credit Facility, to increase and/or accelerate drilling on any particular area should we determine that market and project economics so warrant. The substantial majority of our planned capital expenditures for 2014 are on acreage that is currently held by existing production, therefore, we also possess the flexibility of reducing our capital expenditures, if deemed appropriate. Our ability to execute on our growth strategy will be determined, in large part, by our cash flow and the availability of debt and equity capital at that time. Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.
Our 2014 capital budget is currently forecasted to be approximately $216 million, exclusive of acquisitions, if any, and will be focused primarily on our onshore inventory of crude oil and liquids-rich projects in the Buda and Woodbine formations with at least one rig running full time in each of the Buda and Woodine, complemented by one to two exploratory wells in the shallow waters of the Gulf of Mexico.
Inflation and Changes in Prices
While the general level of inflation affects certain costs associated with the petroleum industry, factors unique to the industry result in independent price fluctuations. Such price changes have had, and will continue to have, a material effect on our operations; however, we cannot predict these fluctuations.
Income Taxes
    During the six months ended December 31, 2013 and 2012, we paid approximately $4.0 million and $1.2 million, respectively, in federal and state income taxes, net of cash received. During the year ended June 30, 2013 we paid $2.4 million in income taxes and received a federal refund of $4.9 million for prior year tax over-payments. During the year ended 2012 and 2011, we paid approximately $50.7 million and $31.9 million, respectively, in federal and state income taxes, net of refunds received.

Discontinued Operations
    The table below sets forth the proceeds received from discontinued operations for the fiscal years ended June 30, 2012 and 2011, the impact of these sales on our developed reserve quantities, and a measure of our developed reserves held at the end of each such fiscal year. See the reserve activity reported in Item 8. Financial Statements and Supplementary Data – Supplemental Oil and Gas Disclosures (Unaudited) for a more detailed discussion regarding our standardized measure. The Company did not have any discontinued operations for the six months ended December 31, 2013 or for the fiscal year ended June 30, 2013.

Year of Property Sale	Proceeds Received	Reserves Sold (Bcfe)	Reserves at end of Fiscal Year (Bcfe)	Standardized Measure of Discounted Future Net Cash Flows at end of Fiscal Year ('000)
Fiscal Year 2012	$10 thousand	—	256.6	513,932
Fiscal Year 2011	$38.7 million	17.2	296.7	717,360
For fiscal year 2012 and 2011, we realized approximately $(0.4) million and $6.7 million in operating cash flows from discontinued operations, approximately $10,000 and $10.9 million in investing cash flows from discontinued operations and approximately $0.4 million and $(17.5) million in financing cash flows from discontinued operations.

Contractual Obligations
The following table summarizes our known contractual obligations as of December 31, 2013:

	Payment due by period (thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long term debt and interest (1)	$100,132	$2,699	$5,399	$92,034	$—
Delay rentals	936	278	556	102	—
Asset retirement obligations	38,751	2,506	9,551	670	26,024
Employment agreements	10,719	6,700	4,019	—	—
Operating leases (2)	10,021	4,226	3,142	2,384	269
Uncertain income tax positions (3)	518	—	—	—	518
Total	$161,077	$16,409	$22,667	$95,190	$26,811
(1) Estimated interest is based on the outstanding debt at December 31, 2013 using the interest rate in effect at that time.
(2) Operating leases include contracts related to office space, compressors, vehicles, office equipment and other. Operating lease commitments from our previous office space are expected to be substantially recovered by the subleases that we have entered into for the remainder of our lease term.
(3) We cannot predict at this time when, or if, this obligation may be required to be paid.
In addition to the above, we have also committed to invest up to an additional $20.6 million in Exaro.
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
Oil and Gas Properties - Successful Efforts
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
Reserve Estimates
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
Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at December 31, 2013 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $2.2 million, $4.7 million and $7.4 million, respectively. A reduction in the Company’s proved reserve estimate at June 30, 2013 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $2.1 million, $4.5 million, and $7.1 million, respectively.
Impairment of Natural Gas and Oil Properties
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
Derivative Instruments
At the end of each reporting period we record on our balance sheet the mark-to-market valuation of our derivative instruments. The estimated change in fair value of the derivatives is reported in Other Income and Expense as unrealized (gain) loss on derivative instruments.
Income Taxes
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
Accounting for uncertainty in income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Estimating the amount of the valuation allowance is dependent on estimates of future taxable income, alternative minimum tax income and changes in stockholder ownership that limit the use of net operating losses under the Internal Revenue Code Section 382.
Our federal and state income tax returns are generally not filed before the consolidated financial statements are prepared. Therefore we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits and net operating and capital loss carryforwards and carrybacks. Adjustments related to differences between the estimates we used and actual amounts we reported are recorded in the period in which we file our income tax returns.
We have a significant deferred tax asset associated with the net tax operating losses acquired in the Merger. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. We expect we will be able to utilize all deferred tax assets despite the limitations of Internal Revenue Code Section 382, except those for which valuation allowance was provided. We will continue to assess the need for a valuation allowance against deferred tax assets considering all available evidence obtained in future reporting periods. Any adjustments or changes in our estimates of asset recovery could have an impact on our results of operations. See Note 16 - "Income Taxes” to our consolidated financial statements.
Business Combinations
Accounting for business combinations requires that the various assets acquired and liabilities assumed in a business combination be recorded at their respective acquisition date fair values. The most significant estimates to us typically relate to the value assigned to future recoverable oil and gas reserves and unproved properties. Deferred taxes are recorded for any differences between fair value and tax basis of assets acquired and liabilities assumed. To the extent the purchase price plus the liabilities assumed (including deferred income taxes recorded in connection with the transaction) exceeds the fair value of the net assets acquired, we are required to record the excess as goodwill. As the fair value of assets acquired and liabilities assumed is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain. The value assigned to recoverable oil and gas reserves is subject to the impairment test when facts or circumstances indicate that the value of the properties may be impaired, and the value assigned to unproved properties is assessed at least annually to ascertain whether impairment has occurred. Our consolidated balance sheet presented as of December 31, 2013 reflects the preliminary purchase price allocations based on available information. Management is reviewing the valuation and conforming results to determine the final purchase price allocation. If the initial accounting for the business combination is not complete, the amounts recognized for assets acquired and liabilities assumed in the financial statements may be adjusted during the measurement period of up to one year as specified by ASC 805, Business combinations.
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
Off Balance Sheet Arrangements

We may enter into off-balance sheet arrangements that can give rise to off-balance sheet obligations.  As of December 31, 2013, the primary off-balance sheet arrangements that we have entered into included short-term drilling rig contracts and operating lease agreements, all of which are customary in the oil and gas industry. Other than the off-balance sheet arrangements shown under operating leases in the commitments and contingencies table, we have no other arrangements that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources.
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
Commodity Risk
We are exposed to various risks including energy commodity price risk for our natural gas and oil production. When oil, natural gas, and natural gas liquids prices decline significantly our ability to finance our capital budget and operations may be adversely impacted. Our major commodity price risk exposure is to the prices received. Realized commodity prices received for our production are tied to the spot prices applicable to natural gas and crude oil at the applicable delivery points. Prices received for natural gas and oil are volatile and unpredictable. For the six months ended December 31, 2013, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximately $10.2 million impact on our revenues.
Derivative Instruments and Hedging Activity
We expect energy prices to remain volatile and unpredictable, therefore we have designed a risk management strategy which provides for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our operations. The types of derivative instruments that we typically utilize include swaps and costless collars. The total volumes which we hedge through the use of our derivative instruments varies from period to period, however, generally our objective is to hedge approximately 40% to 50% of our current and anticipated production for the next 18 to 24 months. Our hedge strategy and objectives may change significantly as our operational profile changes and/or commodities prices change.
We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts, including interest rate swaps, only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The counterparties to the Company's current derivative contracts are large financial institutions and also lenders or affiliates of lenders in its RBC Credit Facility. We did not post collateral under any of these contracts as they are secured under our RBC Credit Facility. See Note 7 to our Financial Statements - "Derivative Instruments" for additional information.
We have also been exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Currently we did not enter into any derivative contracts to reduce the exposure to market rate fluctuations. At December 31, 2013, we did not have any open positions that converted our variable interest rate debt to fixed interest rates. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.
We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The estimated fair values for financial instruments under ASC 825, Financial Instruments, (ASC 825) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Note 9 to our Financial Statements - "Derivative Instruments" for more details.
Interest Rate Sensitivity
We are exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and US Prime based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.
As of December 31, 2013, our total long-term debt was $90 million, which bears interest at a floating or market interest rate that is tied to the prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. During the quarter ended December 31, 2013 our effective rates fluctuated between 2.2 percent and 4.5 percent, depending on the term of the specific debt drawdowns. At December 31, 2013, we did not have any outstanding interest rate swap agreements. As of December 31, 2013, the weighted average interest rate on our variable rate debt was 2.2% per year. Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our RBC Credit Facility would result in an increase of our interest expense by $0.9 million for a twelve month period.
Other Financial Instruments

    As of December 31, 2013, we had no cash or cash equivalents. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of December 31, 2013, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.
Item 8. Financial Statements and Supplementary Data
The financial statements and supplemental information required to be filed under Item 8 of Form 10-K are presented on pages F-1 through F-48 of this Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    An evaluation was performed under the supervision and with the participation of the Company’s senior management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2013, the end of the period covered by this report. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chairman, Acting Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
    There was no change in our internal controls over financial reporting during the fiscal quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in 1992 Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2013.
    Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Contango Oil & Gas Company
We have audited the internal control over financial reporting of Contango Oil & Gas Company (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the six months ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Houston, Texas
March 3, 2014

Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act, not later than 120 days after December 31, 2013.
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

GLOSSARY OF SELECTED TERMS

The following is a description of the meanings of some of the oil and gas industry terms used in this report.

2D seismic or 3D seismic.  Geophysical data that depict the subsurface strata in two dimensions or three dimensions, respectively. 3-D seismic typically provides a more detailed and accurate interpretation of the subsurface strata than 2-D seismic.

Bbl.  One stock tank barrel, or 42 U.S. gallons liquid volume, in reference to crude oil or other liquid hydrocarbons.

Bcf.  Billion cubic feet of natural gas.

Bcfe.  Billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

Boe. Barrel of oil equivalent per day determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

Boe/d. Boe per day.

Btu or British thermal unit.  The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

Completion.  The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Condensate.  Liquid hydrocarbons associated with the production of a primarily natural gas reserve.

Developed acreage.  The number of acres that are allocated or assignable to productive wells or wells capable of production.

Development well.  A well drilled into a proved natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole.  A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Exploratory well.  A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of natural gas or crude oil in another reservoir.

Field.  An area consisting of either a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Gross acres or gross wells.  The total acres or wells, as the case may be, in which a working interest is owned.

MBbls.  Thousand barrels of crude oil or other liquid hydrocarbons.

Mcf.  Thousand cubic feet of natural gas.

Mcfe.  Thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

MMBbls.  million barrels of crude oil or other liquid hydrocarbons.

MMBtu.  million British Thermal Units. One MMBtu equates to one Mcf.

MMcf.  million cubic feet of natural gas.

MMcfe.  million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

MMcfe/d.  Mmcfe per day.

Net acres or net wells.  The sum of the fractional working interest owned in gross acres or gross wells, as the case may be.

Plugging and abandonment.  Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of all states require plugging of abandoned wells.

Productive well.  A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

Prospect.  A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved developed producing reserves. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved developed reserves.  Has the meaning given to such term in Rule 4-10(a)(3) of Regulation S-X, which defines proved developed reserves as reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as proved developed reserves only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

Proved reserves.  Has the meaning given to such term in Rule 4-10(a)(2) of Regulation S-X, which defines proved reserves as the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the proved classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as indicated additional reserves; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

Proved undeveloped reserves.  Has the meaning given to such term in Rule 4-10(a)(4) of Regulation S-X, which defines proved undeveloped reserves as reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

PV-10.  A non-GAAP financial measure that represents the present value, discounted at 10% per year, of estimated future cash inflows from proved natural gas and crude oil reserves, less future development and production costs using pricing assumptions in effect at the end of the period. PV-10 differs from Standardized Measure of Discounted Net Cash Flows because it does not include the effects of income taxes or non-property related expenses such as general and administrative expenses and debt service or depreciation, depletion and amortization on future net revenues. Neither PV-10 nor Standardized Measure of Discounted Net Cash Flows represents an estimate of fair market value of natural gas and crude oil properties. PV-10 is used by the industry as an arbitrary reserve asset value measure to compare against past reserve bases and the reserve bases of other business entities that are not dependent on the taxpaying status of the entity.

Reservoir.  A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Trucking.  The provision of trucks to move our drilling rigs from one well location to another and to deliver water and equipment to the field.

Undeveloped acreage.  Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

Working interest.  The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules:
The financial statements are set forth in pages F-1 to F-48 of this Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
(b) Exhibits:
The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, among Contango Oil & Gas Company, Contango Acquisition, Inc. and Crimson Exploration Inc., dated as of April 29, 2013. (26)
3.1	Certificate of Incorporation of Contango Oil & Gas Company. (5)
3.2	Bylaws of Contango Oil & Gas Company. (5)
3.3	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (8)
4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (1)
4.2	Registration Rights Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, OCM Crimson Holdings, LLC and OCM GW Holdings, LLC. (26)
10.1	Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C. (2)
10.2	Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, LLC. dated effective as of September 1, 1999. (4)
10.3	Asset Purchase Agreement by and among Juneau Exploration, L.P. and Contango Oil & Gas Company dated January 4, 2002. (6)
10.4
Asset Purchase Agreement by and among Mark A. Stephens, John Miller, The Hunter Revocable Trust, Linda G. Ferszt, Scott Archer and the Archer Revocable Trust and Contango Oil & Gas Company dated January 9, 2002. (7)

10.5
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

10.6	Purchase and Sale Agreement between Juneau Exploration, L.P. and Contango Operators, Inc. dated October 1, 2010. (20)
10.7	Purchase and Sale Agreement between Conterra Company as Seller, and Patara Oil & Gas LLC as Purchaser, dated April 22, 2011. (21)
10.8	Limited Liability Company Agreement of Republic Exploration LLC dated August 24, 2000. (10)
10.9	Amendment to Limited Liability Company Agreement and Additional Agreements of Republic Exploration LLC dated as of September 1, 2005. (10)
10.10	Limited Liability Company Agreement of Contango Offshore Exploration LLC dated November 1, 2000. (10)
10.11	First Amendment to Limited Liability Company Agreement and Additional Agreements of Contango Offshore Exploration LLC dated as of September 1, 2005. (10)
10.12	Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.13	Partial Assignment of Oil and Gas Leases between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.14	Assignment of Operating Rights Interest between CGM, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.15	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.16	Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of January 3, 2008. (13)
10.17	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.18	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.19	Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.20	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of January 3, 2008. (13)
10.21	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (14)
10.22	Partial Assignment of Oil and Gas Leases between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (14)
10.23	Assignment of Operating Rights Interest between Juneau Exploration, LP and Contango Operators, Inc., dated as of April 3, 2008. (14)
10.24	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008. (14)
10.25	Partial Assignment of Oil and Gas Leases between Olympic Energy Partners, LLC and Contango Operators, Inc. dated as of April 3, 2008. (14)
10.26	Assignment of Operating Rights Interest between Olympic Energy Partners, LLC and Contango Operators, Inc., dated as of April 3, 2008. (14)
10.27	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)
10.28	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)
10.29	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)
10.30	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)
10.31	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)
10.32	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)
10.33	Assignment of Overriding Royalty Interest between Dutch Royalty Investments, Land and Leasing, LP and Contango Operators, Inc., dated as of February 8, 2008. (15)

10.34		Amended and Restated Limited Liability Company Agreement of Republic Exploration LLC, dated April 1, 2008. (14)
10.35		Amended and Restated Limited Liability Company Agreement of Contango Offshore Exploration LLC, dated April 1, 2008. (15)
10.36	*	Amended and Restated 2005 Stock Incentive Plan (30)
10.37	*	Contango Oil & Gas Company 2009 Equity Compensation Plan. (22)
10.38		Conterra Joint Venture Development Agreement effective October 1, 2009 between Conterra Company and Patara Oil & Gas LLC. (18)
10.39		First Amended and Restated Limited Liability Company Agreement dated as of March 31, 2012. (23)
10.40		Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of October 9, 2008 between Contango Offshore Exploration LLC and Contango Operators, Inc. (25)
10.41		Amendment to Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of October 7, 2009 between Contango Offshore Exploration LLC and Contango Operators, Inc. (25)
10.42
Amendment to Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of January 29, 2010 between Contango Offshore Exploration LLC and Contango Operators, Inc. (25)

10.43		Participation Agreement covering OCS-G 33596, Vermilion 170, dated as of July 1, 2010 between Republic Exploration LLC and Contango Operators, Inc. (25)
10.44
Participation Agreement covering OCS-G 33640, Ship Shoal 121; OCS-G 33641, Ship Shoal 122; and OCS-G 22701, Ship Shoal 134, dated as of July 1, 2010 between Republic Exploration LLC and Contango Operators, Inc. (25)

10.45
Amendment to Participation Agreement covering OCS-G 33640, Ship Shoal 121; OCS-G 33641, Ship Shoal 122; and OCS-G 22701, Ship Shoal 134, dated as of June 30, 2012 between Republic Exploration LLC and Contango Operators, Inc. (25)

10.46		Participation Agreement covering OCS-G 22738, South Timbalier 75, dated as of July 26, 2011 between Republic Exploration LLC and Contango Operators, Inc. (25)
10.47		Amendment to Participation Agreement covering OCS-G 22738, South Timbalier 75, dated as of August 21, 2012 between Republic Exploration LLC and Contango Operators, Inc. (25)
10.48		Participation Agreement covering Tuscaloosa Marine Shale, dated as of August 27, 2012 between Juneau Exploration LP and Contango Operators, Inc. (25)
10.49		Letter Agreement dated as of June 8, 2012 between Juneau Exploration LP and Contango Operators, Inc. (25)
10.50		Participation Agreement covering Central Gulf of Mexico Lease Sale 216/222, dated as of August 27, 2012 between Republic Exploration LLC and Contango Operators, Inc. (25)
10.51		Participation Agreement covering Central Gulf of Mexico Lease Sale 216/222, dated as of August 27, 2012 between Juneau Exploration LP and Contango Operators, Inc. (25)
10.52		Agreement to Purchase Overriding Royalty Interest, dated March 1, 2010 between Contango Offshore Exploration LLC and Juneau Exploration LP. (25)
10.53		Employment Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company and Allan D. Keel. (26)
10.54		Employment Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company and E. Joseph Grady. (26)
10.55		First Right of Refusal Agreement between Contango Oil & Gas Company and Juneau Exploration, L.P., entered into as of January 1, 2013. (27)
10.56		Advisory Agreement between Contaro Company and Juneau Exploration, L.P., entered into as of January 1, 2013. (27)
10.57		Employment Agreement, dated as of June 10, 2013, among Contango Oil & Gas Company and Jeffrey A. Sikora. (28)
10.58		Employment Agreement, dated as of June 7, 2013, among Contango Oil & Gas Company and A. Carl Isaac. (28)
10.59		Employment Agreement, dated as of June 7, 2013, among Contango Oil & Gas Company and John A. Thomas. (28)
10.60		Employment Agreement, dated as of June 7, 2013, among Contango Oil & Gas Company and Jay S. Mengle. (28)
10.61		Employment Agreement, dated as of June 7, 2013, among Contango Oil & Gas Company and Thomas H. Atkins. (28)

10.62		Transition Agreement, dated as of June 10, 2013, between Contango Oil & Gas Company and Marc Duncan. (29)
10.63		Participation Agreement covering Central Gulf of Mexico Lease Sale 227, dated as of March 21, 2013 between Republic Exploration LLC and Contango Operators, Inc. (24)
10.64
Participation Agreement covering Timbalier Island Prospect, South Timbalier Area Block 17, S.L. 21906, dated April 3, 2013 between Republic Exploration LLC, Juneau Exploration, L.P. and Contango Operators, Inc. (24)

10.65		Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and The Lenders Signatory Hereto dated October 1, 2013. (30)
10.66	*	Contango Oil & Gas Company Director Compensation Plan †
14.1		Code of Ethics. (31)
21.1		List of Subsidiaries. †
21.2		Organizational Chart. †
23.1		Consent of William M. Cobb & Associates, Inc. †
23.2		Consent of Netherland, Sewell & Associates, Inc. †
23.3		Consent of Lonquist & Co. LLC. †
23.4		Consent of W.D. Von Gonten & Co. †
23.5		Consent of Grant Thornton LLP. †
31.1		Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
31.2		Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
99.1		Report of William M. Cobb & Associates, Inc. †
99.2		Report of Netherland, Sewell & Associates. †
99.3		Report of W.D. Von Gonten and Company †

†	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement.

1.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.
3.	Reserved
4.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.
5.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
6.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2002, as filed with the Securities and Exchange Commission on January 8, 2002.
7.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2002.
8.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
9.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 22, 2003.

10.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 2, 2005, as filed with the Securities and Exchange Commission on September 8, 2005.
11.	Reserved
12.	Reserved
13.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 3, 2008, as filed with the Securities and Exchange Commission on January 9, 2008.
14.	Filed as an exhibit to the Company’s report on Form 8-K, dated April 3, 2008, as filed with the Securities and Exchange Commission on April 9, 2008.
15.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission on August 29, 2008.
16.	Reserved
17.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission on May 11, 2009.
18.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 22, 2009, as filed with the Securities and Exchange Commission on October 28, 2009.
19.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 20, 2010 as filed with the Securities and Exchange Commission on October 25, 2010.
20.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission on November 9, 2010.
21.	Filed as an exhibit to the Company’s report on Form 8-K, dated May 13, 2011 as filed with the Securities and Exchange Commission on May 18, 2011.
22.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Securities and Exchange Commission on September 13, 2010.
23.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of March 31, 2012, as filed with the Securities and Exchange Commission on April 5, 2012.
24.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the Securities and Exchange Commission on August 29, 2013.
25.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on August 29, 2012.
26.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of April 29, 2013, as filed with the Securities and Exchange Commission on May 1, 2013.
27.	Filed as an exhibit to the Company's report on Form 10-Q for the quarter ended December 31, 2012, as filed with the Securities and Exchange Commission on February 11, 2013.
28.	Filed as an exhibit to the Company's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on June 13, 2013.
29.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of June 7, 2013, as filed with the Securities and Exchange Commission on June 14, 2013.
30	Filed as an exhibit to the Company’s Current Report on Form 8-K dated as of October 1, 2013, as filed with the Securities and Exchange Commission on October 2, 2013.
31	Filed as an exhibit to the Company’s report on Form 8-K dated as of January 30, 2014, as filed with the Securities and Exchange Commission on January 30, 2014

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CONTANGO OIL & GAS COMPANY

/s/ ALLAN D. KEEL	/s/ E. JOSEPH GRADY	/s/ YAROSLAVA MAKALSKAYA
Allan D. Keel	E. Joseph Grady	Yaroslava Makalskaya
Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer
(principal executive officer)	(principal financial officer)	(principal accounting officer)
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Know all men by these presents, that the undersigned constitutes and appoints Allan D. Keel as his true and lawful attorneys-in-fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments or supplements to this Transition Report on Form 10-K, and to file the same, and with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Name	Title	Date

/s/ JOSEPH J. ROMANO Joseph J. Romano	Director	March 3, 2014

/s/ B.A. BERILGEN B. A. Berilgen	Director	March 3, 2014

/s/ B. JAMES FORD B. James Ford	Director	March 3, 2014

/s/ BRAD JUNEAU Brad Juneau	Director	March 3, 2014

/s/ ELLIS L. MCCAIN Ellis L. McCain	Director	March 3, 2014

/s/ CHARLES M. REIMER Charles M. Reimer	Director	March 3, 2014

/s/ STEVEN L. SCHOONOVER Steven L. Schoonover	Director	March 3, 2014

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Contango Oil & Gas Company
We have audited the accompanying consolidated balance sheets of Contango Oil & Gas Company (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2013, June 30, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the six months in the periods ended December 31, 2013 and 2012, and for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Contango Oil & Gas Company and subsidiaries as of December 31, 2013, June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the six months in the periods ended December 31, 2013 and 2012, and for each of the three years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2014 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP

Houston, Texas
March 3, 2014

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	December 31,	June 30,
	2013	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$—	$101,485	$129,983
Accounts receivable, net	60,613	36,460	39,208
Prepaid expenses	2,031	4,146	5,762
Inventory	2,147	2,147	260
Current deferred tax asset	1,326	—	—
Total current assets	66,117	144,238	175,213
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	1,001,361	562,572	561,713
Unproved properties	49,443	24,259	12,485
Other property and equipment	900	229	213
Accumulated depreciation, depletion and amortization	(260,681)	(218,122)	(178,081)
Total property, plant and equipment, net	791,023	368,938	396,330
NON-CURRENT ASSETS:
Investment in affiliates	50,901	63,123	52,827
Other	2,263	162	284
Total non-current assets	53,164	63,285	53,111
TOTAL ASSETS	$910,304	$576,461	$624,654

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$96,834	$31,772	$34,312
Current derivative liability	1,131	—	—
Current asset retirement obligation	1,315	—	—
Total current liabilities	99,280	31,772	34,312
NON-CURRENT LIABILITIES:
Long-term debt	90,000	—	—
Deferred tax liability	105,956	115,923	118,010
Asset retirement obligation	22,019	9,612	7,993
Total non-current liabilities	217,975	125,535	126,003
Total liabilities	317,255	157,307	160,315
COMMITMENTS AND CONTINGENCIES (NOTE 14)
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50 million shares authorized, 24,356,236 shares issued and 19,363,711 shares outstanding at December 31, 2013, 20,135,107 shares issued and 15,194,952 shares outstanding at June 30, 2013 and 20,135,107 shares issued and 15,292,448 shares outstanding at June 30, 2012	962	805	805
Additional paid-in capital	228,644	79,024	79,024
Treasury stock at cost (4,992,525 shares at December 31, 2013, 4,940,155 shares at June 30, 2013 and 4,842,659 shares at June 30, 2012)	(119,180)	(117,162)	(112,207)
Retained earnings	482,623	456,487	496,717
Total shareholders’ equity	593,049	419,154	464,339
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$910,304	$576,461	$624,654

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STAEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Six Months Ended December 31,		Year Ended June 30,
	2013	2012	2013	2012	2011
REVENUES:
Crude oil and condensate sales	$41,699	$21,093	$39,009	$69,547	$61,862
Natural gas sales	44,887	32,047	66,441	73,068	106,781
Natural gas liquids sales	15,039	11,565	21,751	36,657	33,078
Total revenues	101,625	64,705	127,201	179,272	201,721
EXPENSES:
Lease operating expenses	13,282	9,801	28,609	21,069	21,091
Production and ad valorem taxes	3,029	1,634	3,298	4,114	4,600
Exploration expenses	1,687	51,614	51,748	346	9,751
Depreciation, depletion and amortization	44,804	20,336	41,060	49,052	52,198
Impairment of oil and gas properties	—	14,078	14,845	—	1,786
General and administrative expense	17,549	5,398	14,364	10,418	12,341
Total expenses	80,351	102,861	153,924	84,999	101,767
OTHER INCOME (EXPENSE):
Gain (loss) from investment in affiliates (net of income taxes)	1,577	508	1,241	(449)	—
Gain (loss) from sale of assets and return on investments	21,961	(271)	—	(169)	—
Interest income/(expense)	(1,196)	86	113	(125)	(157)
Net loss on derivatives	(1,132)	—	—	—	—
Other income (expense)	—	—	9,552	(18)	—
Total other income/(expense)	21,210	323	10,906	(761)	(157)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	42,484	(37,833)	(15,817)	93,512	99,797
Benefit (provision) for income taxes	(16,348)	12,888	6,097	(34,299)	(35,338)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	26,136	(24,945)	(9,720)	59,213	64,459
DISCONTINUED OPERATIONS, NET OF INCOME TAX (NOTE 5)	—	—	—	(824)	574
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$26,136	$(24,945)	$(9,720)	$58,389	$65,033
NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$1.53	$(1.64)	$(0.64)	$3.84	$4.11
Discontinued operations	—	—	—	(0.05)	0.04
Total	$1.53	$(1.64)	$(0.64)	$3.79	$4.15
Diluted
Continuing operations	$1.53	$(1.64)	$(0.64)	$3.84	$4.10
Discontinued operations	—	—	—	(0.05)	0.04
Total	$1.53	$(1.64)	$(0.64)	$3.79	$4.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	17,101	15,246	15,221	15,423	15,665
Diluted	17,105	15,246	15,221	15,425	15,713

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

			Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at June 30, 2010	15,684	$799	$77,968	$(82,019)	$380,582	$377,330

Exercise of stock options	153	6	(6)	—	—	—
Tax benefit from exercise of stock options	—	—	502	—	—	502
Treasury shares at cost	(173)	—	—	(9,769)	—	(9,769)
Stock option expense	—	—	814	—	—	814
Dividends	—	—	—	—	(7,287)	(7,287)
Net income	—	—	—	—	65,033	65,033
Balance at June 30, 2011	15,664	$805	$79,278	$(91,788)	$438,328	$426,623

Tax benefit from exercise of stock options	—	—	(254)	—	—	(254)
Treasury shares at cost	(372)	—	—	(20,419)	—	(20,419)
Net income	—	—	—	—	58,389	58,389
Balance at June 30, 2012	15,292	$805	$79,024	$(112,207)	$496,717	$464,339

Treasury shares at cost	(97)	—	—	(4,955)	—	(4,955)
Dividends	—	—	—	—	(30,510)	(30,510)
Net loss	—	—	—	—	(24,945)	(24,945)
Balance at December 31, 2012	15,195	$805	$79,024	$(117,162)	$441,262	$403,929

Net income	—	—	—	—	15,225	15,225
Balance at June 30, 2013	15,195	$805	$79,024	$(117,162)	$456,487	$419,154

Treasury shares at cost	(52)	—	—	(2,018)	—	(2,018)
Common Shares Issued for Merger	3,864	154	146,414	—	—	146,568
Stock-based compensation	356	—	3,180	—	—	3,180
Exercise of stock options	1	3	26	—	—	29
Net income	—	—	—	—	26,136	26,136
Balance at December 31, 2013	19,364	$962	$228,644	$(119,180)	$482,623	$593,049
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended December 31,		Year Ended June 30,
	2013	2012	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:	(in thousands)
Income (loss) from continuing operations	$26,136	$(24,945)	$(9,720)	$59,213	$64,459
Income (loss) from discontinued operations, net of taxes	—	—	—	(824)	574
Net income (loss)	26,136	(24,945)	(9,720)	58,389	65,033
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	44,804	20,336	41,060	49,052	59,337
Impairment of natural gas and oil properties	—	14,078	14,845	1,031	2,315
Exploration expenses	20	51,379	51,350	—	9,657
Deferred income taxes	13,094	(2,152)	(2,087)	(5,716)	(7,819)
Loss (gain) on sale of assets	(21,961)	—	—	169	(1,813)
Loss (gain) from investment in affiliates	(2,426)	(782)	(1,910)	690	—
Stock-based compensation	3,180	—	—	3	1,276
Tax benefit from exercise of stock options	—	—	—	(254)	(502)
Unrealized loss on derivative instruments	1,410	—	—	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other	(8,077)	1,597	2,969	14,280	(2,029)
Decrease (increase) in inventory	—	(2,497)	(1,887)	—	—
Decrease (increase) in prepaids and other receivables	2,338	1,645	1,894	(1,840)	1,671
Increase (decrease) in accounts payable and advances from joint owners	(3,603)	2,267	1,166	(27,842)	(5,718)
Increase (decrease) in other accrued liabilities	3,534	(1,948)	(1,914)	(3,413)	7,142
Increase (decrease) in income taxes payable, net	105	(11,668)	5	(11,357)	11,917
Other	(76)	(364)	(116)	379	91
Net cash provided by operating activities	58,478	46,946	95,655	73,571	140,558
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development	(52,559)	(68,623)	(80,418)	(20,847)	(69,993)
Advance under note receivable	—	—	—	(500)	—
Repayment of note receivable	—	—	—	500	2,028
Investments in affiliates	(487)	(1,500)	(16,416)	(53,406)	(3,959)
Distributions from affiliates	23,154	8,146	8,146	823	—
Additions to furniture and equipment	(342)	—	—	—	—
Proceeds from the sale of assets	20,000	—	—	—	38,671
Net cash used in investing activities	(10,234)	(61,977)	(88,688)	(73,430)	(33,253)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	180,394	—	—	—	—
Repayments under credit facility	(90,394)	—	—	—	—
Payment of long-term debt	(235,373)	—	—	—	—
Dividends	—	(30,510)	(30,510)	—	(6)
Purchase of common stock	(2,018)	(4,955)	(4,955)	(20,419)	(9,769)
Proceeds from exercise of stock options	31	—	—	—	—
Tax benefit from exercise/cancellation of stock options	—	—	—	254	502
Debt issuance costs	(2,369)	—	—	—	(494)
Net cash used in financing activities	(149,729)	(35,465)	(35,465)	(20,165)	(9,767)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(101,485)	(50,496)	(28,498)	(20,024)	97,538
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	101,485	129,983	129,983	150,007	52,469
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$79,487	$101,485	$129,983	$150,007
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business
Contango Oil & Gas Company (collectively with its subsidiaries, “Contango” or the “Company”) is a Houston, Texas based, independent natural gas and oil company. The Company’s business is to explore, develop, produce and acquire natural gas and oil properties in the shallow waters of the Gulf of Mexico ("GOM") and in the Gulf Coast region of the United States and Colorado.
On October 1, 2013, the Company completed a merger with Crimson Exploration Inc. ("Crimson"), in an all-stock transaction pursuant to which Crimson became a wholly-owned subsidiary of Contango (the "Merger"). As a result of the Merger, each share of Crimson common stock was converted into the right to receive 0.08288 shares of common stock of Contango. As a result, we issued approximately 3.9 million shares of common stock in exchange for all of Crimson's outstanding capital stock, resulting in Crimson stockholders owning 20.3% of the post-Merger Contango. See Note 4 - "Merger with Crimson Exploration, Inc." for additional information.

Contango has historically focused its operations offshore in the Gulf of Mexico ("GOM") in water-depths of less than 300 feet, but the Merger has given the Company access to lower risk, long life resource plays in Southeast Texas (the Woodbine oil and liquids rich play), South Texas (the Eagle Ford Shale and Buda oil and liquids rich plays), and East Texas (the James Lime liquids rich play and, under an improved natural gas price environment, the Haynesville/Mid-Bossier gas play). The Company believes these plays provide significant long-term growth potential from multiple formations.

The Company intends to grow reserves and production by developing its existing producing property base, by exploiting its oil/liquids resource potential, by drilling in the GOM, and by pursuing opportunistic acquisitions in areas where the Company has current operations and specific operating expertise, as well as additional areas the Company identifies that they have significant exploration and/or operational upside. The Company has developed a significant inventory of high quality drilling opportunities on its existing property base that should provide multi-year reserve growth, and until improvement is seen in natural gas prices, we will concentrate drilling activity on further developing the oil and liquids-rich onshore assets in Southeast Texas and South Texas, complemented by some potentially high-impact offshore exploratory drilling. In 2014 specifically, the Company will focus on its inventory of crude oil and liquids-rich projects with a continuous rig targeting each of the Woodbine in Madison and Grimes counties, Texas, the Buda in Dimmit County, Texas, and the James Lime in San Augustine County, Texas. The Company also plans to drill a number of other wells testing new formations in existing areas and one to two exploratory wells in the shallow waters of the Gulf of Mexico. Contango has additional onshore investments in i) Alta Resources Investments, LLC, whose primary area of focus is the liquids-rich Kaybob Duvernay in Alberta, Canada, which was sold in August 2013; ii) Exaro Energy III LLC ("Exaro"), which is primarily focused on the development of proved natural gas reserves in the Jonah Field in Wyoming; and iii) the Tuscaloosa Marine Shale ("TMS"), where the Company owns approximately 29,000 net acres.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Contango Oil & Gas Company and its subsidiaries, after elimination of all material intercompany balances and transactions. All wholly-owned subsidiaries are consolidated. Oil and gas exploration and development affiliates which are not controlled by the Company, such as REX, are proportionately consolidated. The results of operations for the six months ended December 31, 2013 include six months of Contango activity (July - December), but only three months of post-merger Crimson activity (October - December).
Change of Year-End
On October 1, 2013 the Company's board of directors approved a change in fiscal year end from June 30 to December 31. Unless otherwise noted, all references to "years" in this report refer to the twelve-month fiscal year, which prior to July 1, 2013 ended on June 30, and beginning with December 31, 2013 ends on December 31 of each year. This Form 10-K covers the transition period of July 1, 2013 through December 31, 2013.
Other Investments
Contango’s 19.5% ownership of Moblize Inc. (“Moblize”) and 2.0% indirect ownership of Alta Energy Canada Partnership, LLC ("Alta") are accounted for using the cost method. Under the cost method, Contango records an investment at

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

cost, and recognizes dividends or distributions received as income. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. During the six months ended December 31, 2013, the Company had a significant distribution from Alta in excess of its original investment. The gain in excess of the original investment is included in the Gain (loss) from sale of assets and return on investments line item in the Company's income statement and in the investment cash flows in the Company's Cash Flow Statement for the six months ended December 31, 2013.
The Company has two seats on the board of directors of Exaro and has significant influence, but not control, over the company. As a result, the Company's 37% ownership in Exaro is accounted for using the equity method. Under the equity method, the Company's proportionate share of Exaro's net income increases the balance of our investment in Exaro, while a net loss or payment of dividends decreases our investment. In our consolidated statement of operations, our proportionate share of Exaro's net income or loss is reported as a single line-item in Gain (loss) from investment in affiliates (net of income taxes).
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates include oil and gas revenues, income taxes, stock-based compensation, reserve estimates, impairment of natural gas and oil properties, valuation of derivatives, and accrued liabilities. Actual results could differ from those estimates.
Revenue Recognition
Revenues from the sale of natural gas and oil produced are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, production imbalance occurs. If production imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. As of December 31, 2013, June 30, 2013 and June 30, 2012, the Company had no significant imbalances.
Cash Equivalents
Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of December 31, 2013, the Company had no cash and cash equivalents. Under the Company’s cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified in accounts payable in the consolidated balance sheets. At December 31, 2013, accounts payable included $5.9 million representing outstanding checks that had not been presented for payment net of cash balance in the bank as of December 31, 2013. There were no outstanding checks that had not been presented for payment in accounts payable at June 30, 2013.
Accounts Receivable
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
Accounts receivable allowance for bad debt was $0.6 million, zero and zero, as of December 31, 2013, June 30, 2013 and June 30, 2012, respectively. At December 31, 2013, June 30, 2013 and June 30, 2012, the carrying value of the Company’s accounts receivable approximated fair value.
Oil and Gas Properties - Successful Efforts
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
Depreciation, depletion and amortization ("DD&A") of capitalized drilling and development costs of producing natural gas and crude oil properties, including related support equipment and facilities and net of salvage value, are computed using the unit-of-production method on a field basis based on total estimated proved developed natural gas and crude oil reserves. Amortization of producing leaseholds is based on the unit-of-production method using total estimated proved reserves. Upon sale or retirement of properties, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the accounts and the resulting gain or loss, if any, is recognized. Unit-of-production rates are revised whenever there is an indication of a need, but at least annually. Revisions are accounted for prospectively as changes in accounting estimates.
Other property and equipment are depreciated using the straight-line method over their estimated useful lives which range between three and 13 years.
Impairment of Oil and Gas Properties
When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the estimated future undiscounted cash flows, based on the Company’s estimate of future reserves, natural gas and oil prices and operating costs and anticipated production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to its fair value. No impairment of proved properties was recognized during the six months ended December 31, 2013. For the six months ended December 31, 2012, the Company recorded impairment expense of approximately $14.1 million related to proved properties. Of this amount, approximately $12.0 million related to our Ship Shoal 263 well and $2.1 million related to the Eugene Island 24 platform and other properties.
For the fiscal year ended June 30, 2013, we recorded an impairment expense of approximately $14.1 million related to proved properties. Of this amount, approximately $12.0 million related to our Ship Shoal 263 well and $2.1 million related to the Eugene Island 24 platform and other properties. Despite the write-down of Ship Shoal 263, this well reached payout during the year ended June 30, 2012. The Company did not recognize any impairment of proved properties for the years ended June 30, 2012 or 2011.
Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, and any such impairment is charged to expense in the period. The Company did not recognize any impairment of unproved properties for the six months ended December 31, 2013 or 2012 or for the fiscal year ended June 30, 2012. For the fiscal year ended June 30, 2013, we recorded an impairment expense on unproved properties of $0.5 million related to leasehold costs on our Ship Shoal 83 prospect which we relinquished by December 2013, and $0.2 million related to leasehold costs on our Brazos Area 543 prospect which we relinquished by December 2013. For the fiscal year ended June 30, 2011, we recorded impairment expense on unproved properties of approximately $1.8 million, related to the relinquishment of 14 unproved lease blocks owned by Republic Exploration, LLC ("REX") and Contango Offshore Exploration, LLC (“COE”).
 Asset Retirement Obligations
ASC 410, Asset Retirement and Environmental Obligations (ASC 410) requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company records asset retirement obligations to reflect the Company's legal obligations related to future plugging and abandonment of its oil and natural gas wells, platforms and associated pipelines and equipment. The Company estimates the expected cash flows associated with the obligation and discounts the amounts using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary. The Company evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should these indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells, platforms, and associated pipelines and equipment as these obligations are incurred. The liability is accreted to its present value each period and the capitalized cost is depleted over the useful life of the related asset. The accretion expense is included in depreciation, depletion and amortization expense.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The estimated liability is based on historical experience in plugging and abandoning wells. The estimated remaining lives of the wells is based on reserve life estimates and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free rate.
Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs, changes in the risk-free rate or changes in the remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements. At the time of abandonment, the Company recognizes a gain or loss on abandonment to the extent that actual costs do not equal the estimated costs. This gain or loss on abandonment is included in impairment and abandonment of oil and gas properties expense. See Note 12 - "Asset Retirement Obligations" for additional information.
Income Taxes
The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have significant uncertain tax positions as of December 31, 2013. The amount of unrecognized tax benefits did not materially change from June 30, 2013. The amount of unrecognized tax benefits may change in the next twelve months; however, we do not expect the change to have a significant impact on our financial position or results of operations. The Company includes interest and penalties in interest income and general and administrative expenses, respectively, in its statement of operations.
The Company files income tax returns in the United States and various state jurisdictions. The Company’s federal tax returns for 2009 – 2013, and state tax returns for 2008 - 2013, remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed.
Concentration of Credit Risk
Substantially all of the Company’s accounts receivable result from natural gas and oil sales or joint interest billings to a limited number of third parties in the natural gas and oil industry. This concentration of customers and joint interest owners may impact the Company’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. See Note 3 - "Concentration of Credit Risk" for additional information.
 Debt Issuance Costs
Debt issuance costs incurred are capitalized and subsequently amortized over the term of the related debt. During the six month ended December 31, 2013 the Company incurred $2.2 million of debt issuance costs in relation to the new RBC credit facility entered into in conjunction with the Merger with Crimson. The debt issuance costs will be amortized over the original four year term of the credit line and are included in Depreciation, Depletion and Amortization line item in the Company's income statement for the six months ended December 31, 2013.
Stock-Based Compensation
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
Inventory
Inventory primarily consists of casing and tubing which will be used for drilling or completion of wells.  Also, included in inventory are items for the repair and maintenance of equipment used on wells and facilities that the Company operates.  Inventory is recorded at the lower of cost or market using specific identification method.
Derivative Instruments and Hedging Activities
The Company accounts for its derivative activities under the provisions of ASC 815, Derivatives and Hedging (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. From time to time, the Company may hedge a portion of its forecasted oil and natural gas

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

production. Derivative contracts entered into by the Company have consisted of transactions in which the Company hedges the variability of cash flow related to a forecasted transactions using variable to fixed swaps and collars . The Company elected to not designate any of its derivative positions for hedge accounting. Accordingly, the net change in the mark-to-market valuation of these positions as well as all payments and receipts on settled derivative contracts are recognized in "Net loss on derivatives" on the consolidated statements of operations for the six months ended December 31, 2013. The Company did not have any derivative instruments or hedging activities for the six months ending December 31, 2012 or years ended June 30, 2013, 2012 or 2011. Derivative instruments with settlement date within one year are included in current assets or liabilities, whereas derivative instruments with settlement dates exceeding one year are included in non-current assets or liabilities. The Company calculates a net asset or liability for current and non-current derivative instruments for each counterparty based on the settlement dates within the respective contracts.
Reclassifications
Certain reclassifications have been made to the presentation of certain balance sheet, income statement and cash flow items in the respective statements for the six months ended December 31, 2012, years ended June 31, 2013 and 2012, and 2011 in order to conform to the presentation for the six months ended December 31, 2013. These reclassifications were not material.
Subsidiary Guarantees
Contango Oil & Gas Company, as the parent company (the “Parent Company”), filed a registration statement on Form S-3 with the SEC to register, among other securities, debt securities that the Parent Company may issue from time to time. Crimson Exploration Inc., Crimson Exploration Operating, Inc., Contango Energy Company, Contango Operators, Inc., Contango Mining Company, Conterra Company, Contaro Company, Contango Alta Investments, Inc., Contango Venture Capital Corporation and any other of our future subsidiaries specified in the prospectus supplement (each a “Subsidiary Guarantor”) are Co-Registrants with the Parent Company under the registration statement, and the registration statement also registered guarantees of debt securities by the Subsidiary Guarantors. The Subsidiary Guarantors are wholly-owned by the Parent Company, either directly or indirectly, and any guarantee by the Subsidiary Guarantors will be full and unconditional. The Parent Company has no assets or operations independent of the Subsidiary Guarantors, and there are no significant restrictions upon the ability of the Subsidiary Guarantors to distribute funds to the Parent Company. The Parent Company has one other wholly-owned subsidiary that is inactive. Finally, the Parent Company’s wholly-owned subsidiaries do not have restricted assets that exceed 25% of net assets as of the most recent fiscal year end that may not be transferred to the Parent Company in the form of loans, advances or cash dividends by such subsidiary without the consent of a third party.
Recent Accounting Pronouncements
In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), revised its criteria related to internal controls over financial reporting from the originally established 1992 Internal Control - Integrated Framework with 2013 Internal Control - Integrated Framework. The modified framework provides enhanced guidance that ties control objectives to the related risk, enhancement of governance concepts, increased emphasis on globalization of markets and operations, increased recognition of use and reliance on information technology, increased discussion of fraud as it relates to internal control, changes of control deficiency descriptions, and that internal reporting is included in both financial and nonfinancial objectives. The revised framework is effective for interim and annual periods beginning after December 15, 2013, with early adoption being permitted. We will implement any changes required by the new COSO framework during the year ended December 31, 2014. Currently we are evaluating the provisions of the revised framework and continue to assess the impact, if any, it may have on our internal control structure.
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
Further, management is closely monitoring the joint standard-setting efforts of the FASB and the International Accounting Standards Board. There are a large number of pending accounting standards that are being targeted for completion in 2014 and

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

beyond, including, but not limited to, standards relating to revenue recognition, accounting for leases, fair value measurements, accounting for financial instruments, disclosure of loss contingencies and financial statement presentation. Because these pending standards have not yet been finalized, at this time management is not able to determine the potential future impact that these standards will have, if any, on the Company's financial position, results of operations, or cash flows.
3. Concentration of Credit Risk
The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas, oil and natural gas liquids for the six month period ended December 31, 2013 were ConocoPhillips Company (40%), Shell Trading US Company (16%), Sunoco Inc (15%), Enterprise Products Operating LLC (7%), and ExxonMobil Oil Corp. (4%). Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on our financial position. There are numerous other potential purchasers of our production.

4. Merger with Crimson Exploration Inc.

On October 1, 2013, the Company completed the Merger with Crimson. The Merger was effected pursuant to an Agreement and Plan of Merger, dated as of April 29, 2013, by and among Contango, Crimson and certain subsidiaries (the “Merger Agreement”).

As a result of the Merger, each share of Crimson common stock was converted into the right to receive 0.08288 shares of common stock of Contango, and the Company issued approximately 3.9 million shares of common stock in exchange for all of Crimson's outstanding capital stock, resulting in Crimson stockholders owning 20.3% of the post-merger Contango.

The Merger qualified as a tax-free reorganization for U.S. federal income tax purposes, so that none of the Company, Crimson, or any of its stockholders recognized any gain or loss in the Merger, except that Crimson's stockholders may have recognized gain or loss with respect to cash received in lieu of fractional shares of Company common stock.

The newly constituted board of directors of the Company consists of Joseph J. Romano, Allan D. Keel, B.A. Berilgen, B. James Ford, Brad Juneau, Ellis L. McCain, Charles M. Reimer, and Steven L. Schoonover. The board of directors has appointed Allan D. Keel as President and Chief Executive Officer and E. Joseph Grady as Senior Vice President and Chief Financial Officer of the Company. Joseph J. Romano remains as Chairman of the Board. Messrs. Keel, Grady and certain other employees of Crimson entered into employment agreements with the Company that became effective upon the consummation of the Merger. The combined company has its headquarters and principal corporate office in Houston, Texas.

The Merger was accounted for as a business combination in accordance with ASC 805 which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition date fair values.     Crimson's results of operations are reflected in the Company's consolidated statement of operations, beginning October 1, 2013.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table summarizes the consideration transferred and preliminary estimates of the fair value of assets acquired, and liabilities assumed as of the date of the Merger (in thousands, except for number of shares and share price):

Consideration transferred:
Crimson common stock to be acquired by the Company	46,624,721
Exchange ratio of the Company common shares for each Crimson common share	0.08288
The Company common stock to be issued to Crimson stockholders	3,864,101
Closing price of the Company common stock on October 1, 2013	$37.75

Fair value of common stock issued	$145,870
Cash paid for partial shares	6
Fair value of stock options issued	698
Total estimated consideration transferred	$146,574

Fair value of other liabilities assumed:
Current liabilities	$60,124
Long-term debt	235,373
Asset retirement obligations and other non-current liabilities	10,450
Amount attributable to liabilities assumed	305,947
Total consideration including liabilities assumed	$452,521

Fair value of assets acquired:
Current assets	$13,492
Current and non-current deferred tax asset, net	24,905
Natural gas and oil properties, net	413,916
Other non-current assets	208
Amount attributable to net assets acquired	$452,521
Goodwill	$—
Estimates of the fair value of assets acquired and liabilities assumed are preliminary and based on information currently available. The fair value estimate of certain of Crimson's assets and liabilities, including asset retirement obligations and current and deferred tax balances, cannot be currently finalized due to information not being available to the Company. The Company expects to be able to obtain the necessary information to finalize the valuation of assets acquired and liabilities assumed by the end of the second quarter of 2014.
In accordance with the Merger Agreement, Contango issued 0.08288 shares for each of the common shares of Crimson. Additionally, as a result of the merger, all restricted shares of Crimson previously issued to its directors and employees were exchanged for shares of Contango’s common stock using the same conversion factor.
Consideration paid by the Company consisted of approximately 3.9 million shares of Contango’s common stock issued in exchange for 46.6 million of Crimson’s shares outstanding as of September 30, 2013, including restricted stock vesting at the Transaction date and approximately 136,000 of vested Contango stock options issued to Crimson’s employees in exchange for all Crimson stock options issued and outstanding as of September 30, 2013. The number of options granted and the strike price of the options was adjusted using the same conversion ratio as for the exchange of common stock. All of Crimson’s restricted shares and stock options vested immediately prior to the merger.
The purchase price is calculated assuming fair value of the Company’s stock of $37.75 per share based upon the closing price of the Company’s common stock as of October 1, 2013.
Fair value of the Company’s options issued in exchange for Crimson’s stock options was calculated using the Black-Scholes Model by applying the following weighted-average assumptions: (a) risk-free interest rate of 0.62% to 1.35%; (b) expected

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

life of 2.70 to 4.79 years; (c) expected volatility of 29.3% to 38.6%; and (d) expected dividend yield of 0%.  The weighted average fair value per share for the options was estimated to be $5.14.
Immediately subsequent to the closing of the Merger, the Company assumed and immediately repaid Crimson’s $175.0 million term loan with Barclays Bank PLC ("Barclays") and other lenders, its $58.6 million in loans outstanding under its senior revolving credit facility with Wells Fargo and other lenders, and $1.8 million in accrued interest and prepayment premiums.
In order to finance the assumed debt, the Company entered into a $500 million four-year revolving credit facility with Royal Bank of Canada and other lenders (the “RBC Credit Facility”) with an initial hydrocarbon supported borrowing base of $275 million. The RBC Credit Facility replaced the Company's $40 million revolving credit facility with Amegy Bank. The Company incurred $2.2 million of arrangement and upfront fees in connection with the RBC Credit Facility. Borrowings under the RBC Credit Facility bear interest at a rate that is dependent upon LIBOR or the U.S. prime rate of interest, plus a margin dependent upon the amount outstanding. On October 1, 2013, the $235.4 million of assumed debt, accrued interest, and prepayment premium and $2.2 million of arrangement and upfront fees under the RBC Credit Facility were paid with the Company's existing cash of $127.6 million and drawings under our RBC Credit Facility of $110.0 million. For the period from October 1, 2013 through December 31, 2013, the effective interest rate on the facility was 2.2%.
Fair value of the deferred tax liabilities was calculated giving the tax effect of step-up adjustment for oil and gas properties. Contango received carryover tax basis in Crimson’s assets and liabilities because the merger is not a taxable transaction under the United States Internal Revenue Code. Based upon the purchase price allocation, a step-up in financial reporting carrying value related to the property to be acquired from Crimson resulted in an additional deferred tax liability of approximately $42.8 million assuming a 37% expected effective tax rate of the combined company.
Additionally, fair value of the deferred tax assets was increased by approximately $10.2 million due to elimination of a valuation allowance included in the historical financial statements of Crimson. This adjustment is based on the expectation that it is more likely than not that the majority of $110 million of Crimson’s accumulated Net Operating Losses ("NOLs") will be realized by the combined company in the foreseeable future.    The fair value of Crimson’s oil and gas properties acquired was determined by using commodity prices based on future expected prices for oil, natural gas and NGLs, after adjustment for transportation fees and regional price differentials.
    There is no goodwill attributable to the Merger as the consideration transferred did not exceed the fair value of Crimson's net assets acquired on October 1, 2013.
Crimson contributed revenues of $33.4 million and a loss of $0.7 million to the Company for the period from October 1, 2013 to December 31, 2013. The following unaudited pro forma summary presents consolidated information of the Company as if the Merger had occurred on July 1, 2011:

	Six Months Ended December 31,		Twelve Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Revenue	$133,205	$123,398	$246,787	$293,229
Net income (loss)	38,253	(104,913)	(81,890)	76,010

The unaudited pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results of Crimson to reflect the additional depletion that would have been charged assuming the fair value adjustment to oil and gas properties had been applied from July 1, 2011, together with the consequential tax effects. The proforma depletion for each period presented above was calculated based on the value of the proved and unproved oil and gas properties acquired from Crimson giving effect to the fair value adjustment to value the proved and unproved properties as a result of acquisition accounting and estimated DD&A rate for each period. This depletion rate was calculated by dividing production for the period by the beginning of the period proved reserves (calculated by adding back production to the ending proved reserves as of December 31, 2013). The historical depletion for the six months ended December 31, 2013 and 2012, and the years ended June 30, 2013 and 2012 was reduced by $16.6 million, $7.5 million, $15.9 million and $14.6 million, respectively.
The proforma interest expense for each period presented was adjusted to reflect the results of the repayment of the $175 million principal balance of the Second Lien Loan using cash available at the Merger date and total borrowings of $110.0

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

million under the new RBC Credit Facility, as if such repayment had occurred on July 1, 2011, which reduced interest expense for the six months ended December 31, 2013 and 2012, and the years ended June 30, 2013 and 2012 by $4.2 million, $10.8 million, $21.4 million and $19.9 million, respectively. The expense related to the amortization of the original issue discount on the Second Lien Loan was also eliminated for each period. The reduction in interest expense is offset by amortization of the debt issuance costs related to the debt refinancing which took take place at the Merger date, net of amortization related to the debt issuance costs for the historical Crimson First and Second Lien agreement that was refinanced upon closing of the Merger.
The proforma net income was not adjusted for historical impairment charges of $0.6 million, $116.4 million, $118.1 million and $7.0 million for the six months periods ended December 31, 2013 and 2012, and the years ended June 30, 2013 and 2012, respectively.
During the year ended June 30, 2013, we incurred approximately $3.0 million in expenditures associated with the Merger. During the six months ended December 31, 2013, we incurred approximately $3.9 million in expenditures associated with the Merger, including bankers success fees of $1.7 million and an accrued bonus expense of $1.3 million related to Mr. Joseph J. Romano as a result of successfully completing the Merger. These expenses are included in general and administrative expense in the Company's consolidated statements of income for the respective periods.
5. Acquisitions, Dispositions and Gains from Affiliates
Acquisition of Additional Interest in Dutch
In December 2013, we exercised a preferential right and purchased an additional 7.84% working interest and 6.53% net revenue interest in the five Contango-operated Dutch wells from an independent oil and gas company for $18.8 million, subject to a purchase price adjustment, based on production and operating expenses between the effective date of July 1, 2013 and the closing date of December 12, 2013. Preliminary estimated adjustments of approximately $3.8 million reduced the purchase price to a total of $15.0 million, net to the Company. The purchase price adjustment is expected to be finalized in the first quarter of 2014.
Southeast Texas Disposition
On December 31, 2013, the Company sold to an independent third party approximately 7.1% of its interest in all developed and undeveloped properties in Madison and Grimes Counties. The total sales price of $20 million is subject to a purchase price adjustment, based on production and operating expenses between the effective date of July 1, 2013 and the closing date of December 31, 2013. Preliminary estimated adjustment to the sales price of approximately $0.4 million increased the total proceeds from sales of these properties and is expected to be finalized in the first quarter of 2014. A gain of approximately $6.6 million related to this sale was recognized in the six months ended December 31, 2013.
Proceeds from Alta
In August 2013, Alta sold its interest in the liquids-rich Kaybob Duvernay, which closed in October 2013. Proceeds from the sale are expected to be approximately $30.5 million, net to Contango. Contango has a 2% interest in Alta and a 5% interest in the Kaybob Duvernay project. The total distribution received from Alta during the six months ended December 31, 2013 was approximately $23.1 million. An additional $5.4 million was received in February 2014. The total distributions from Alta are expected to exceed our original investment by $15.3 million.
6. Fair Value Measurements
Pursuant to ASC 820, Fair Value Measurements and Disclosures (ASC 820), the Company's determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company's consolidated balance sheets, but also the impact of the Company's nonperformance risk on its own liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of December 31, 2013. There was no financial assets or liabilities that were accounted for at fair value as of June 30, 2013. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There have been no transfers between Level 1, Level 2 or Level 3.
Fair value information for financial assets and (liabilities) was as follows at December 31, 2013 (in thousands):

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts - assets	$76	$—	$76	$—
Commodity price contracts - liabilities	$(1,207)	$—	$(1,207)	$—

Derivatives listed above include swaps and collars that are carried at fair value. The Company records the net change in the fair value of these positions in "Net loss on derivatives" in the Company's consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted markets prices and implied volatility factors related to changes in the forward curves. See Note 7, "Derivative Instruments" for additional discussion of derivatives.
As of December 31, 2013, the Company's derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance. Some of the counterparties to the Company's current derivative contracts are lenders in the Company's RBC Credit Facility. The Company did not post collateral under any of these contracts as they are secured under the RBC Credit Facility.
Estimates of the fair value of financial instruments are made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company's RBC Credit Facility approximates carrying value because the facilities interest rate approximates current market rates and are re-set at least every three months. See Note 13 - "Long-Term Debt" for further information.
Fair value estimates used for non-financial assets are evaluated at fair value on a non-recurring basis include oil and gas properties evaluated for impairment, when facts and circumstances indicate that there may be an impairment. If the unamortized cost of properties exceeds the undiscounted cash flows related to the properties, the value of the properties is compared to the fair value estimated as discounted cash flows related to the risk-adjusted proved, probable and possible reserves related to the properties. Fair value measurements based on inputs are classified as Level 3.
Impairments
Contango tests proved oil and gas properties for impairment when events and circumstances indicate a decline in the recoverability of the carrying value of such properties, such as a downward revision of the reserve estimates or lower commodity prices. The Company estimates the undiscounted future cash flows expected in connection with the oil and gas properties on a field by field basis and compare such future cash flows to the unamortized capitalized costs of the properties. If the estimated future undiscounted cash flows are lower than the unamortized capitalized cost, the the capitalized cost is reduced to its fair value. The factors used to determine fair value include, but are not limited to, estimates of proved and probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties.  Additionally, the Company may use appropriate market data to determine fair value.  Because these significant fair value inputs are typically not observable, impairments of long-lived assets are classified as a level 3 fair value measure.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Asset Retirement Obligations
The initial measurement of ARO at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. The factors used to determine fair value include, but are not limited to, estimated future plugging and abandonment costs, expected lives of the related reserves.
7.    Derivative Instruments
The Company is exposed to certain risks relating to its ongoing business operations, such as commodity price risk. Derivative contracts are utilized to hedge the Company's exposure to price fluctuations and reduce the variability in the Company's cash flows associated with anticipated sales of future oil and natural gas production. The Company generally hedges a substantial, but varying, portion of anticipated oil and natural gas production for future periods. We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to commodity price fluctuations. However, derivative arrangements limit the benefit of increases in the prices of crude oil, natural gas and natural gas liquids sales. Moreover, because our derivative arrangements apply only to a portion of our production and provide only partial protection against declines in commodity prices. Such arrangements may expose us to risk of financial loss in certain circumstances. We continuously reevaluate our hedging programs in light of changes in production, market conditions, and commodity price forecasts.
As of December 31, 2013, the Company's crude oil and natural gas derivative positions consisted of swaps and costless put/call "collars". Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price. A sold put option limits the exposure of the counterparty's risk should the price fall below the strike price. Sold put options limit the effectiveness of purchased put options at the low end of the put/call collars to market prices in excess of the strike price of the put option sold.
It is the Company's policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The counterparties to the Company's current derivative contracts are lenders or affiliates of lenders in the RBC Credit Facility. The Company did not post collateral under any of these contracts as they are secured under the RBC Credit Facility.
The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, derivatives are carried at fair value on the consolidated balance sheets as assets or liabilities, with the changes in the fair value included in the consolidated statements of operations for the period in which the change occurs. the Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in "Net gain (loss) on derivatives" on the consolidated statements of operations. See Note 6 - Fair Value Measurements for additional information.
The following derivative contracts were in place at December 31, 2013, (fair value in thousands):

Commodity	Period	Derivative	Volume/Month (1)	Price/Unit (2)	Fair Value
Crude Oil	Jan 2014-Dec 2014	Swap	7,500 Bbls	$102.10 (4)	$(558)
Crude Oil	Jan 2014-Jun 2014	Swap	2,000 Bbls	$108.07 (4)	(21)
Crude Oil	Jan 2014-Dec 2014	Swap	6,000 Bbls	$106.40 (4)	(139)
Crude Oil	Jan 2014-Mar 2014	Swap	40,000 Bbls	$97.00 (3)	(171)
Crude Oil	Apr 2014-May 2014	Swap	32,000 Bbls	$95.17 (3)	(142)
Crude Oil	Jun 2014-Sep 2014	Swap	13,000 Bbls	$93.22 (3)	(91)
Crude Oil	Oct 2014-Dec 2014	Swap	11,000 Bbls	$90.61 (3)	(60)

Natural Gas	Jan 2014-May 2014	Collar	1,000,000 MMBtu	$4.00 - $4.425 (5)	68
Natural Gas	Jun 2014-Dec 2014	Collar	120,000 MMBtu	$4.00 - $4.415 (5)	7
Natural Gas	Jan 2014-Dec 2014	Collar	42,500 MMBtu	$3.75 - $4.60 (5)	(14)
Natural Gas	Jan 2014-Dec 2014	Collar	42,500 MMBtu	$3.50 - $5.00 (5)	(10)
	Total net fair value of derivative instruments				$(1,131)

(1)	Average volume per month for the remaining contract term

(2)	Average price per unit for the remaining contract term

(3)	Commodity derivative based on NYMEX West Texas Intermediate crude oil prices

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(4)	Commodity derivative based on Brent crude oil prices

(5)	Commodity derivative based on Henry Hub NYMEX natural gas prices
There was no activity or outstanding derivative contracts during the six months ended December 31, 2012 or years ended June 30, 2013, 2012, or 2011.
The following summarizes the fair value of derivatives outstanding on a gross and net basis as of December 31, 2013:

	December 31, 2013
	Gross	Netting (1)	Total
Assets:	(thousands)
Commodity derivatives	$76	$(76)	$—
Liabilities:
Commodity derivatives	$1,207	$76	$1,131

(1)	Represents counterparty netting under agreements governing such derivatives
The following table summarizes the effect of derivative contracts on the Consolidated Statements of Operations for the six months ended December 31, 2013 and 2012 (in thousands):

	Location of Gain (Loss)	Six months ended December 31,
Contract Type	Recognized in Income	2013	2012
Crude oil contracts	Net gain on derivatives	$180	$—
Natural gas contracts	Net gain on derivatives	98	—
Realized gain		$278	$—

Crude oil contracts	Net loss on derivatives	$(1,179)	$—
Natural gas contracts	Net loss on derivatives	(231)	—
Unrealized loss		$(1,410)	$—
Net loss on derivatives		$(1,132)	$—

8. Stock Based Compensation

    As of December 31, 2013, the Company had in place a share-based compensation program which allows for stock options and/or restricted stock to be awarded to officers, directors and employees as a performance-based award or granted upon initial employment as part of their overall compensation package. This program includes (i) the Company's original 2009 Equity Compensation Plan (the “2009 Plan”); and (ii) the Crimson 2005 Stock Incentive Plan (the “2005 Plan” or "Crimson Plan") adopted in conjunction with the Merger.

2009 Equity Compensation Plan
The 2009 Plan was adopted by the Company’s Board of Directors (the “Board”) on September 15, 2009. Under the 2009 Plan, the Board may grant restricted stock and option awards to officers, directors, employees or consultants of the Company. Awards made under the 2009 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board.
Under the original terms of the 2009 Plan, the Company may issue up to 1,500,000 shares of common stock or stock options with an exercise price of each option equal to or greater than the market price of the Company’s common stock on the date of grant. The Company may grant officers and employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, can only be stock options that are not qualified as incentive stock options. Options granted generally expire after five or ten years. The vesting schedule varies, and can vest over a two, three or four-year period. As of June 30, 2013, there were no options or shares of restricted stock outstanding under the 2009 Plan.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

During the quarter ended December 31, 2013, 312,838 restricted stock awards were granted under the 2009 Plan to officers, employees and directors of the Company. Of this amount, 63,667 shares were fully vested, of which 17,459 shares were withheld by the Company to satisfy certain officer's tax liability resulting from the vesting of these shares, as provided for in the restricted stock agreement, with the vested balance released to the officers.
As of December 31, 2013, the Company had approximately 1.2 million shares of common stock and stock options available for future grant under the 2009 Plan.

2005 Stock Incentive Plan

The 2005 Plan was adopted by the Company's Board in conjunction with the Merger with Crimson. Under the 2005 Plan, the Board may grant incentive stock options, nonstatutory stock options, restricted awards, unrestricted awards, performance awards, stock appreciation rights and dividend equivalent rights to officers, directors, employees or consultants of the Company and its affiliates. Awards made under the 2005 Plan are subject to such terms and conditions, without limitation, as may be determined by the Board. Options granted generally expire after ten years. The vesting schedule varies but generally vests over a one or four-year period. Upon adoption of the 2005 Plan at the Merger closing date, a total of 135,898 stock option awards and 136,428 shares of restricted stock (as converted, which all fully vested upon the Merger) were already issued and outstanding, leaving a balance of 43,472 shares of common stock or stock options available to be granted to Company employees and directors.

During the quarter ended December 31, 2013, the Company issued 43,461 shares of restricted common stock to Company employees under the 2005 Plan. These shares vest 25% each year over the next four years. Additionally, 791 stock options were exercised and sold in the open market, leaving 135,107 stock options vested and exercisable at December 31, 2013. The converted exercise price for such options range from $25.70 to $60.33 per share, with an average remaining contractual life of seven years. As of December 31, 2013, there were 11 shares of common stock or stock options available to be granted under the 2005 Plan.

Shortly after completion of the Merger, certain officers and employees sold 34,911 Contango shares with the total value of $1.3 million back to the Company to satisfy the employees’ tax liability resulting from the vesting of their restricted shares on October 1, 2013. These shares were recognized in the Company balance sheet in Treasury Shares.

1999 Stock Incentive Plan
The Company’s 1999 Stock Incentive Plan (the “1999 Plan”) expired in August 2009. There were no outstanding options issued under the 1999 Plan as of June 30, 2013.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Stock Options
A summary of the stock options granted under the 1999 Plan, 2009 Plan, and 2005 Plan as of December 31, 2013, June 30, 2013, 2012 and 2011, and changes during the six months ended December 31, 2013 and years ended June 30, 2013, 2012 and 2011 is presented in the table below. There was no activity related to stock options during the six months ended December 31, 2012. (dollars in thousands, except per share data):

	Six Months Ended December 31,		Year Ended June 30,
	2013		2013		2012		2011
	Shares Under Options	Weighted Average Exercise Price	Shares Under Options	Weighted Average Exercise Price	Shares Under Options	Weighted Average Exercise Price	Shares Under Options	Weighted Average Exercise Price
Outstanding, beginning of the period	—		—	—	45,000	$54.21	305,334	$28.61
Options assumed due to Merger	135,898	$52.90	—	—	—	$—	—	$—
Exercised (1)	(791)	$36.16	—	—	—	$—	(152,544)	$21.38
Canceled / Forfeited (2)	—		—	—	(45,000)	$54.21	(107,790)	$28.14
Outstanding, end of year	135,107	$53.00	—	—	—	$—	45,000	$54.21
Aggregate intrinsic value	$459		$—		$—		$190
Exercisable, end of year	135,107	$53.00	—	—	—	$—	45,000	$54.21
Aggregate intrinsic value	$459		$—		$—		$190
Available for grant, end of the period	1,162,173		1,475,000		1,475,000		1,475,000
Weighted average fair value of options granted during the period	$—		$—		$—		$—

(1)	The aggregate intrinsic value of stock options exercised during the six months ended December 31, 2013 and the fiscal year ended June 30, 2011 was $7,721 and $8.9 million, respectively.

(2)
For the fiscal year ended June 30, 2012, forfeited options consist of options that were net-settled for cash with the Company. For the fiscal year ended June 30, 2011, forfeited options relate to options surrendered under a cashless exercise, with immediate sale to the Company.

Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the six months ended December 31, 2013 and 2012 and year ended June 30, 2013, there were no excess tax benefits recognized. For the years ended June 30, 2012 and 2011, approximately $0.3 million and $0.5 million, respectively, of such excess tax benefits were classified as financing cash flows. See Note 2 – "Summary of Significant Accounting Policies".
Compensation expense related to employee stock option grants are recognized over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. In November 2010, the Company’s Board of Directors approved the immediate vesting of all outstanding stock options under both the 1999 Plan and the 2009 Plan. Additionally, the Board authorized management to net-settle any outstanding stock options in cash. The option holder had a choice of receiving cash upon net settlement of options or to settle options for shares of the Company. Such modification of the stock options resulted in recognizing a liability equal to the portion of each award attributable to past service multiplied by the modified awards fair value, and was adjusted quarterly. The accelerated vesting and modification affected no other terms or conditions of the options, including the number of outstanding options or exercise price.
During the fiscal years ended June 30, 2013 and 2012, the Company recognized stock option expense of approximately $3,000 and $1.3 million, respectively. The aggregate intrinsic values of the options exercised/forfeited during fiscal years 2013 and 2012 were approximately $0.5 million and $8.9 million, respectively. During the six months ended December 31, 2013, the Company did not recognize any stock option expenses.

Restricted Stock
The Company did not grant any shares of restricted stock for the fiscal years ended June 30, 2013, 2012 or 2011 and did not have any restricted shares outstanding as of June 30, 2013.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In November 2013, the Company issued 254,677 shares of restricted common stock to senior officers and certain other vice presidents, of which 25 percent vested immediately and the remaining balance vests over a three-year period. Also in November 2013, the Company issued 1,802 shares of restricted common stock to newly hired employees as part of their compensation package, which vest over a four-year period. In December 2013, the Company issued 88,466 shares of restricted common stock to Company employees which vest over a four-year period, plus an additional 11,354  shares of restricted common stock to the board of directors as compensation pursuant to our new director compensation plan which vest on the one-year anniversary of the date of grant. The weighted average fair value of the of the restricted shares granted during the quarter, was $44.10 with a total fair value of approximately $8.1 million after adjustment for estimated weighted average forfeiture rate of 5.70%.
Restricted stock activity as of December 31, 2013 and for the six months then ended is presented in the table below, dollars in thousands, except per share data:

	Restricted Shares	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding, beginning of the period	—		$0
Granted	356,299	$44.10	15,723
Vested	(63,667)	42.80	2,725
Canceled / Forfeited	—		—
Not vested, end of the period	292,632	44.38	13,830
Vested, end of the period	—		—
Expected to vest, end of the period	260,359	44.36	12,305

During the quarter ended December 31, 2013, the Company recognized approximately $3.2 million in stock compensation expense for restricted shares granted to its officers, employees and directors. An additional $11.1 million of compensation expense will be recognized over the remaining vesting period.
During the first quarter to-date of 2014, the Company issued 3,700 restricted shares to employees under the 2009 Plan, with 1,158,473 shares remaining available for grant under the 2009 Plan as of February 28, 2013.
Incentive Compensation Plans effective January 1, 2014
Beginning in 2014 the Company will provide performance-based long-term bonus plans for the benefit of all employees - the Cash Incentive Bonus Plan (“CIBP”) and the Long-Term Incentive Plan (“LTIP”). Both plans, and specific targeted performance measures under those plans, will be approved by the Compensation Committee and the Board. Upon achieving the performance levels established each year, bonus awards will be calculated as a percentage of base salary of each employee for the plan year. The plan awards for each year are disbursed in the first quarter of the following year. Employees must be employed by the Company at the time that final plan awards are disbursed to be eligible.
The CIBP awards will be paid in cash. The LTIP bonus awards can be paid in restricted common stock and/or stock options. The stock awards and options are expected to vest 25% per year, over the first through fourth anniversaries from the date of grant. The number of shares of restricted common stock and the number of shares underlying the stock options granted as Stock Awards will be determined based upon the fair market value of the common stock on the date of the grant. The stock awards to be granted pursuant to the LTIP will be granted under the 2009 Plan.
9. Share Repurchase Programs
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

As of June 30, 2013, under both share repurchase programs combined, the Company has purchased approximately 2.4 million shares of its common stock at an average cost per share of $46.84 and 45,000 stock options from two employees for a total of $465,000, for a total of approximately $110.8 million, bringing its total share count as of June 30, 2013 to 15,194,952 shares of common stock and no options outstanding.

No shares were repurchased during the six months ended December 31, 2013. For the six months ended December 31, 2012, the Company purchased 97,496 shares of common stock at an average price per share of $50.82. As of December 31, 2013, the Company had invested $10.8 million in this share repurchase program to purchase 197,877 shares and net-settle 45,000 stock options from two officers, leaving $39.2 million available for future purchases.

    Under the terms of our revolving credit facility with Royal Bank of Canada entered into on October 1, 2013, share repurchases are limited to $1 million per calendar year, and may only be purchased from officers, directors, employees and consultants upon their death, disability, retirement or termination, in accordance with any termination agreement or employment agreement.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

10. Other Financial Information
The following table provides additional detail for accounts receivable, prepaids, and accounts payable and accrued liabilities which are presented on the consolidated balance sheets, in thousands:

	December 31,	June 30,
	2013	2013	2012
Accounts Receivable:
Trade receivable	$42,196	$26,312	$29,688
Receivable for Alta Resources distribution	7,358	—	—
Joint interest billing	5,172	4,996	4,768
Income taxes receivable	4,293	4,504	4,510
Other receivables	2,172	648	242
Allowance for doubtful accounts	(578)	—	—
Total Accounts Receivable	$60,613	$36,460	$39,208

Prepaid Expenses:
Prepaid insurance	$1,113	$2,765	$2,573
Prepaid capital costs	108	1,088	2,958
Prepaid vendors	486	—	—
Other prepaid expenses	324	293	231
Total Prepaid Expenses	$2,031	$4,146	$5,762

Accounts Payable and Accrued Liabilities:
Royalties and revenue payable	$44,933	$21,651	$22,098
Accrued exploration and development	17,803	313	2,334
Trade payable	11,589	4,886	3,084
Advances from partners	6,538	—	—
Accrued bonus and severance	7,273	888	—
Accrued general and administrative expenses	3,599	940	3,067
Accrued lease operating and workover expense	3,529	3,054	3,729
Taxes payable	236	—	—
Other accounts payable and accrued liabilities	1,334	40	—
Total Accounts Payable and Accrued Liabilities	$96,834	$31,772	$34,312

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Included in the table below is supplemental information about non-cash transactions related to the Merger during the six month period ended December 31, 2013, in thousands:

	Six Months Ended December 31,		Year Ended June 30,
	2013	2012	2013	2012	2011
Cash payments:
Interest payments	$1,031	$25	$50	$121	$60
Income tax payments	3,999	1,205	(2,453)	50,687	31,876
Non-cash items excluded from investing activities in the consolidated statements of cash flows:
Increase (decrease) in accrued capital expenditures	9,729	704	(2,021)	(3,668)	834
Assets acquired & liabilities assumed in the Merger:
Accounts receivable	12,955	—	—	—	—
Prepaids	639	—	—	—	—
Proved natural gas and oil properties	413,916	—	—	—	—
Deferred tax asset and other	24,940	—	—	—	—
Accounts payable and accrued liabilities	(60,110)	—	—	—	—
Other non-current liabilities	(256)	—	—	—	—
Long-term debt	(235,373)	—	—	—	—
Asset retirement obligations	(11,183)	—	—	—	—
Non-cash items excluded from financing activities in the consolidated statements of cash flows:
Issuance of common stock in connection with the merger	145,870	—	—	—	—

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

11. Investment in Exaro Energy III LLC

In April 2012, the Company entered into a Limited Liability Company Agreement (the “LLC Agreement”) in connection with the formation of Exaro. Pursuant to the LLC Agreement, as amended, the Company has committed to invest up to $67.5 million in Exaro for an ownership interest of approximately 37%. The aggregate commitment of all the Exaro partners was approximately $183 million. As of December 31, 2013, the Company had invested approximately $46.9 million, including $13.1 million during the year ended June 30, 2013. No additional investments were made during the six months ended December 31, 2013.

The following table presents condensed balance sheet data for Exaro as of December 31, 2013, June 30, 2013 and June 30, 2012. The balance sheet data was derived from the Exaro balance sheet as of December 31, 2013, June 30, 2013 and June 30, 2012 and was not adjusted to represent our percentage of ownership interest in Exaro. Our share in the equity of Exaro at December 31, 2013 was approximately $50.5 million.

	December 31,	June 30,
	2013	2013	2012
Current assets	$30,284	$24,038	$43,607
Non-current assets:
Net property and equipment	182,226	128,147	2,125
Restricted cash escrow account	8,732	40,022	40,004
Other non-current assets	1,103	3,684	5,540
Total non-current assets	$192,061	$171,853	$47,669
Total assets	$222,345	$195,891	$91,276

Current liabilities	$13,717	$19,107	$303
Non-current liabilities:
Long-term debt	70,000	45,000	—
Other non-current liabilities	923	824	—
Total non-current liabilities	$70,923	$45,824	$—
Member's equity	137,705	130,960	90,973
Total liabilities & member's equity	$222,345	$195,891	$91,276
The following table presents the condensed results of operations for Exaro for the six months ended December 31, 2013 and December 31, 2012 and the year ended June 30, 2013, and for the period from the inception of Exaro, March 19, 2012, to June 30, 2012. The unaudited results of operations for the six months ended December 31, 2012 were derived by subtracting Exaro's statement of operations from inception to June 30, 2012 from Exaro's statement of operations from inception to December 31, 2012. The results of operations for the year ended June 30, 2013 were derived by adding Exaro's statement of operations for the twelve months ended December 31, 2012 to its statement of operations for the six months ended June 30, 2013 and then subtracting its statement of operations for the period from inception to June 30, 2012. The income statement data below was not adjusted to represent our ownership interest but rather reflects the results of Exaro as a Company. Our share in Exaro's results of operations for the six months ended December 31, 2013 and December 31, 2012 was a gain of $1.6 million, net of tax expense of $0.8 million, and a gain of $0.5 million, net of tax expense of $0.3 million, respectively. Our share in Exaro's results of operations for the years ended June 30, 2013 and June 30, 2012 was a gain of $1.2 million, net of tax expense of $0.7 million, and a loss of $0.4 million, net of tax benefit of $0.2 million, respectively.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Six Months Ended December 31,		Twelve Months Ended June 30,
	2013	2012	2013	2012
Oil and natural gas sales	$32,138	$7,362	$27,932	$68
Other loss	(1,093)	—	(2,720)	—
Less:
Lease operating expenses	10,069	1,924	8,157	23
Depreciation, depletion, amortization & accretion	10,270	1,979	8,178	—
General & administrative expense	1,404	1,373	3,227	1,536
Income/(loss) from continuing operations	$9,302	$2,086	$5,650	$(1,491)
Net interest income/(expense)	(2,876)	(150)	(604)	9
Net income (loss)	$6,426	$1,936	$5,046	$(1,482)
Included in Other losses are realized and unrealized losses attributable to derivatives, whose value is likely to change based on future oil and gas prices. Exaro's results of operations do not include income taxes, because Exaro is treated as a partnership for tax purposes.

12. Asset Retirement Obligation
The Company accounts for its retirement obligation of long lived assets by recording the net present value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred. When the liability is initially recorded, a company increases the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Activities related to the Company’s ARO during the six months ended December 31, 2013 and the years ended June 30, 2013 and June 30, 2012 were as follows, in thousands:

	Six Months ended December 31,	Year ended June 30,
	2013	2013	2012

Balance as of the beginning of the period	$9,612	$7,993	$8,611
Liabilities incurred during period	14,127	2,023	53
Liabilities settled during period	(110)	(2,037)	(238)
Accretion	397	491	507
Change in estimate	(692)	1,142	(940)
Balance as of the end of the period	$23,334	$9,612	$7,993
Of the total liabilities incurred during the period, $11.2 million were assumed in conjunction with the merger with Crimson. Of the total liabilities settled during the period, $70,476 relates to the sale of assets in Madison and Grimes County to a third party See Note 5 - "Acquisitions, Dispositions, and Return on Investments."
13. Long-Term Debt
RBC Credit Facility
In connection with the Merger, the Company assumed and immediately repaid $235.4 million of Crimson debt, including Crimson’s $175.0 million second lien term loan with Barclays Bank PLC ("Barclays") and other lenders, Crimson’s $58.6 million senior secured revolving credit facility with Wells Fargo Bank and other lenders, and a $1.8 million prepayment premium for the second lien term loan and accrued interest. Of the amount repaid, $127.6 million was made from existing cash with the remainder financed through new borrowing arrangements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

In order to finance the assumed debt, the Company entered into a $500 million four-year secured revolving credit facility with Royal Bank of Canada and other lenders (the “RBC Credit Facility”) on October 1, 2013, with an initial hydrocarbon-supported borrowing base of $275 million. The Company incurred $2.2 million of arrangement and upfront fees in connection with the RBC Credit Facility which will be amortized over the original four-year term of the RBC Credit Facility. Proceeds of the RBC Credit Facility were, or may be used (i) to finance working capital and for general corporate purposes, (ii) for permitted acquisitions, and (iii) to finance transaction expenses in connection with the RBC Credit Facility and the Merger. The total amount borrowed on October 1, 2013 was $110.0 million.
As of December 31, 2013, the Company had $90.0 million outstanding under the RBC Credit Facility and $1.9 million in outstanding letters of credit. As of December 31, 2013 borrowing availability under the RBC Credit Facility was $183.1 million.
The RBC Credit Facility is collateralized by a lien on substantially all the assets of the Company and its subsidiaries, including a security interest in the stock of Contango’s subsidiaries and a security interest in the Company’s oil and gas properties
Borrowings under the RBC Credit Facility bear interest at a rate that is dependent upon LIBOR, the U.S. prime rate, or the federal funds rate, plus a margin dependent upon the amount outstanding. Additionally, the Company must pay a commitment fee on the amount of the facility that remains unused, which varies from .375% to .5%, depending on the amount of the credit facility that is unused. Total interest expense, including commitment fees, for the quarter and six months ended December 31, 2013 was approximately $1.2 million. Interest expense for the six months ended December 31, 2012 and years ended June 30, 2013, 2012 and 2011 was approximately $25,000, $50,000, $84,000, and $0.2 million, respectively.
The RBC Credit Facility contains restrictive covenants which, among other things, restrict the declaration or payment of dividends by Contango and require the maintenance of a minimum current ratio and a maximum leverage ratio. As of December 31, 2013, we were in compliance with all covenants under the RBC Credit Facility. The RBC Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events.
Amegy Bank Credit Facility
The RBC Credit Facility replaced the Company's $40 million credit facility with Amegy Bank. On October 22, 2010, the Company completed the arrangement of a secured revolving credit agreement with Amegy Bank (the “Amegy Credit Agreement”) to replace its expiring credit agreement with BBVA Compass Bank. The Amegy Credit Agreement had a $40 million hydrocarbon borrowing base and was available to fund the Company’s exploration and development activities, as well as repurchase shares of common stock, pay dividends, and fund working capital as needed. The Amegy Credit Agreement was secured by substantially all of the assets of the Company. Borrowings under the Amegy Credit Agreement would bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal was due October 1, 2014, and could be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and a commitment fee of 0.125% was owed on unused borrowing capacity. The Amegy Credit Agreement contained customary covenants including limitations on our current ratio and additional indebtedness. Upon termination of the Amegy Credit Agreement, the Company was in compliance with all covenants and had no amounts outstanding. No early termination penalty was incurred as a result of the termination of the Amegy Credit Agreement.
As of December 31, 2013 and June 30, 2013, the Company had the following debt balances (in thousands):

	December 31,	June 30,
	2013	2013		2012
RBC Credit Facility (weighted average interest rate in effect at December 31, 2013 was 2.1875%)	90,000	—	—	—
Amegy Credit Agreement (weighted average interest rate in effect at June 30, 2013 was 0.0%)	—	—		—
Total long-term debt	$90,000	$—		$—

This $90 million balance is due by October 1, 2017.
14. Commitments and Contingencies
Contango pays delay rentals on its offshore leases and leases its office space and certain other equipment. Effective October 1, 2013, we moved our corporate offices to 717 Texas Avenue in downtown Houston, Texas, under a lease that expires March 31, 2019. We remain responsible for the rent at our previous corporate office at 3700 Buffalo Speedway in Houston, Texas,

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

through February 29, 2016, however, effective January 1, 2014, we subleased our previous corporate offices through February 29, 2016 and expect to recover the substantial majority of the rent we pay at that location.
As of December 31, 2013, minimum future lease payments for delay rentals and operating leases for our fiscal years are as follows (in thousands):

Fiscal years ending December 31,
2014	$4,503
2015	2,103
2016	1,595
2017	1,378
2018	1,109
2019 and thereafter	269
Total	$10,957
The amount incurred under operating leases and delay rentals during the six months ended December 31, 2013 and 2012, and during the fiscal years ended June 30, 2013, 2012 and 2011 were approximately $1.8 million, $0.6 million, $0.6 million, $0.4 million and $0.3 million, respectively. As of December 31, 2013, our commitment for potential future equity contributions with Exaro Energy III, LLC to develop onshore natural gas assets, was $20.6 million.
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
In conjunction with the merger with Crimson (See Note 4 - "Merger with Crimson Exploration Inc."), certain employees did not remain with the Company. The Company entered into agreements with these individuals and paid approximately $0.4 million in severance payments.
Legal Proceedings
From time to time, we are involved in legal proceedings relating to claims associated with our properties, operations or business or arising from disputes with vendors in the normal course of business, including the material matters discussed below.
Mineral interest owners in South Louisiana filed suit against a subsidiary of the Company and several co-defendants in June 2009 in the 31st Judicial District Court situated in Jefferson Davis Parish, Louisiana alleging failure to act as a reasonably prudent operator, failure to explore, waste, breach of contract, etc. in connection with two wells located in Jefferson Davis Parish. Many of the alleged improprieties occurred prior to our ownership of an interest in the wells at issue, although we may have assumed liability otherwise attributable to our predecessors-in-interest through the acquisition documents relating to the acquisition of our interest in these wells. The damages most recently alleged by the plaintiffs are approximately $13.4 million. We and our co-defendants are vigorously defending this lawsuit and believe that we have meritorious defenses. We and our co-defendants obtained a favorable judgment from the trial court following a trial, but the judgment is being appealed by the plaintiffs. A companion case involving the same claims, wells, etc. was filed in the same court on April 19, 2013 on behalf of additional mineral interest owners.

In November 2010, a subsidiary of the Company, several predecessor operators and several product purchasers were named in a lawsuit filed in the District Court for Lavaca County in Texas by an entity alleging that it owns a working interest in two wells that has not been recognized by us or by predecessor operators to which we have granted indemnification rights. In dispute is whether ownership rights were transferred through a number of decade-old poorly documented transactions. The trial court has granted the plaintiffs motion for partial summary judgment as to liability (but not damages). The Plaintiff recently asserted damages of approximately $6.0 million, inclusive of interest but exclusive of legal fees which may be recoverable by the plaintiff if it ultimately prevails in this case. We are vigorously defending this lawsuit, believe that we have meritorious defenses and intend to appeal the aforementioned decision.

In September 2012, a subsidiary of the Company was named as defendant in a lawsuit filed in district court for Harris County in Texas involving a title dispute over a 1/16th mineral interest in the producing intervals of certain wells operated by us in the Catherine Henderson “A” Unit in Liberty County in Texas. This case was subsequently transferred to district court for Liberty County, Texas and combined with a suit filed by other parties against the plaintiff claiming ownership of the disputed

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

interest. The plaintiff has alleged that, based on its interpretation of a series of 1972 deeds, it owns an additional 1/16th unleased mineral interest in the producing intervals of these wells on which it has not been paid (this claimed interest is in addition to a 1/16th unleased mineral interest on which it has been paid). We have made royalty payments with respect to the disputed interest in reliance, in part, upon leases obtained from successors to the grantors under the aforementioned deeds, who claim to have retained the disputed mineral interests thereunder. In their initial pleading the plaintiff alleges damages in excess of $6.0 million, which is generally in line with amounts received on its undisputed 1/16th mineral interest as of the date the suit was filed. As of January 2014, the Plaintiff had received approximately $8.5 million in royalties in respect of its undisputed interest. We are vigorously defending this lawsuit and believe that we have meritorious defenses. We believe if this matter were to be determined adversely, amounts owed to the plaintiff could be partially offset by recoupment rights we may have against other working interest and/or royalty interest owners in the unit.

In connection with our Merger, several class action lawsuits have been brought by Crimson stockholders in Delaware Chancery Court seeking damages and injunctive relief including, among other things, compensatory damages and costs and disbursements relating to the lawsuits. Various combinations of the Company, certain subsidiaries of the Company, members of Crimson’s pre-merger board of directors, members of Crimson’s pre-merger management team and Oaktree Capital Management L.P. have been named as defendants in these lawsuits. The Delaware lawsuits have been consolidated into a single action referred to as In Re: Crimson Exploration Inc. Stockholder Litigation; C.A. 8541-VCP. Additionally, on July 13, 2013, a separate and similar complaint was filed in the District Court of Harris County Texas, in the matter of Fisichella Family Trust v. Crimson Exploration Inc. It is possible that additional similar lawsuits may be filed.

The merger-related lawsuits allege, among other things, that Crimson’s board of directors failed to take steps to obtain a fair price, failed to properly value Crimson, failed to protect against alleged conflicts of interest, failed to conduct a reasonably informed evaluation of whether the transaction was in the best interests of stockholders, failed to fully disclose all material information to stockholders, acted in bad faith and for improper motives, engaged in self-dealing, discouraged other strategic alternatives, took steps to avoid competitive bidding, and agreed to allegedly unreasonable deal protection mechanisms, including the no-shop, fiduciary-out provisions and termination fee. The lawsuits also allege that Contango and certain other defendants aided and abetted the other defendants in violating duties to the Crimson stockholders. The known plaintiffs in these lawsuits collectively owned a very small percentage of the total outstanding shares of Crimson common stock at the time of the Merger, which was approved by Contango's pre-merger shareholders (89% of outstanding shares and 99% of voted shares were voted in favor of the Merger) and Crimson's pre-merger shareholders (69% of outstanding shares and 88% of voted shares were voted in favor of the Merger). The Company believes that these merger-related lawsuits are without merit and intends to contest them vigorously.
While many of these matters involve inherent uncertainty and we are unable at the date of this filing to estimate an amount of possible loss with respect to certain of these matters, we believe that the amount of the liability, if any, ultimately incurred with respect to these proceedings or claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future annual results of operations. The Company has maintained an officers and directors liability insurance policy for Crimson former directors and officers and has made a claim under the policy for coverage of these merger related lawsuits.
Employment Agreements
As a result of successfully completing the Merger, Mr. Joseph J. Romano, the Company's Chairman and former Chief Executive Officer is entitled to receive a $4.0 million bonus payment. This payment is expected to paid by July 2014.

In connection with the Merger, Contango entered into employment agreements with each of Allan D. Keel, E. Joseph Grady, A. Carl Isaac, Jay S. Mengle and Thomas H. Atkins, which all became effective on October 1, 2013. The employment agreements provide for a term of three years with automatic two-year extensions of the initial term, unless Contango or the executive provides prior notice of intention not to extend the agreement. The employment agreements replace the June 29, 2011 employment agreements between Crimson and Messrs. Keel, Grady, Mengle and Atkins, and the April 18, 2012 employment agreement between Crimson and Mr. Isaac, except as described below.
Under the new employment agreements, Mr. Keel is entitled to a base salary of $600,000, Mr. Grady is entitled to a base salary of $400,000, Mr. Isaac is entitled to a base salary of $320,000, Mr. Mengle is entitled to a base salary of $300,000 and Mr. Atkins is entitled to a base salary of $310,000. Each executive shall participate in the CIBP and the LTIP. With respect to the CIBP, the executives are eligible to receive a cash bonus based upon minimum, target and maximum award levels of not less than 50%, 100% and 150% for Mr. Keel; 50%, 90% and 130% for Mr. Grady; and 50%, 80% and 120% for Messrs. Isaac, Mengle and Atkins, respectively, of such executive’s base salary. With respect to the LTIP, the executives are eligible to receive stock option awards, restricted stock awards or a combination of both upon minimum, target and maximum award levels of not less than 75%, 350%

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

and 450% for Mr. Keel; 75%, 250% and 450% for Mr. Grady; and 75%, 250% and 350% for Messrs. Isaac, Mengle and Atkins, respectively, of such executive’s base salary.
In addition, as of December 31, 2013, the Company had entered into employment agreements with two other employees, which provide for a term of two years with automatic one-year extensions of the initial term, unless Contango or the employee provides prior notice of intention not to extend the agreement. One employee is entitled to a base salary of $270,000 per year while the other is entitled to a base salary of $250,000 per year, with minimum, target and maximum CIBP targets of 30%, 50% and 75% for both, based on each employees base salary. Minimum, target and maximum LTIP incentive equity plan targets for both are 40%, 100%, and 200% of each employee's base salary.

Effective January 1, 2014, the Company entered into an employment agreement with another employee, which provides for a term of two years with an automatic one-year extensions of the initial term, unless Contango or the employee provides prior notice of intention not to extend the agreement. The employee's base salary is $250,000 per year, with minimum, target and maximum CIBP targets of 30%, 50% and 75%; and minimum, target and maximum LTIP incentive equity plan targets of 40%, 100%, and 200% of the employee's base salary.
15. Net Income (Loss) Per Common Share
A reconciliation of the components of basic and diluted net income per common share for the six months periods ended December 31, 2013 and 2012, and years ended June 30, 2013, 2012 and 2011 is presented below (in thousands, except per share amounts):

	Six Months Ended December 31, 2013
	Net Income	Shares	Per Share
Basic Earnings per Share:
Net income attributable to common stock	$26,136	17,101	$1.53
Effect of potential dilutive securities:
Stock options, weighted average of incremental shares	—	4	—
Diluted Earnings per Share:
Net income attributable to common stock	$26,136	17,105	$1.53

	Six Months Ended December 31, 2012
	Net Loss	Shares	Per Share
Basic Earnings per Share:
Net loss attributable to common stock	$(24,945)	15,246	$(1.64)
Diluted Earnings per Share:
Net loss attributable to common stock	$(24,945)	15,246	$(1.64)

	Year Ended June 30, 2013
	Net Loss	Shares	Per Share
Basic Earnings per Share:
Net loss attributable to common stock	$(9,720)	15,221	$(0.64)
Diluted Earnings per Share:
Net loss attributable to common stock	$(9,720)	15,221	$(0.64)

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Year Ended June 30, 2012
	Net Income (Loss)	Shares	Per Share
Income from continuing operations	$59,213	15,423	$3.84
Discontinued operations, net of income taxes	(824)	15,423	(0.05)
Basic Earnings per Share:
Net income attributable to common stock	$58,389	15,423	$3.79
Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	2
Income from continuing operations	$59,213	15,425	$3.84
Discontinued operations, net of income taxes	(824)	15,425	(0.05)
Diluted Earnings per Share:
Net income attributable to common stock	$58,389	15,425	$3.79

	Year Ended June 30, 2011
(thousands, except per share amounts)	Net Income	Shares	Per Share
Income from continuing operations	$64,459	15,665	$4.11
Discontinued operations, net of income taxes	574	15,665	0.04
Basic Earnings per Share:
Net income attributable to common stock	$65,033	15,665	$4.15
Effect of potential dilutive securities:
Stock options, net of shares assumed purchased	—	48
Income from continuing operations	$64,459	15,713	$4.10
Discontinued operations, net of income taxes	574	15,713	0.04
Diluted Earnings per Share:
Net income attributable to common stock	$65,033	15,713	$4.14
The numerator for basic earnings per share is net income (loss) attributable to common stockholders. The numerator for diluted earnings per share is net income unless there is a loss and then is (loss) available to common stockholders, due to antidilution.
Potential dilutive securities (stock options, stock warrants and convertible preferred stock) have not been considered when their effect would be antidilutive. The potentially dilutive shares would have been 187,302 shares for the six months ended December 31, 2013. Prior to this period, the Company had no potentially dilutive securities.
16. Income Taxes
Actual income tax expense from continuing operations differs from income tax expense from continuing operations computed by applying the U.S. federal statutory corporate rate of 35 percent to pretax income as follows (dollars in thousands):

	Six Months Ended December 31,
	2013		2012

Provision/(benefit) at statutory tax rate	$15,167	35.00%	$(13,146)	35.00%
State income tax provision, net of federal benefit	1,151	2.66%	517	(1.38)%
Permanent differences	879	2.03%	14	(0.04)%
Other	—		—
Income tax provision /(benefit)	$17,197	39.69%	$(12,615)	33.58%

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Year Ended June 30,
	2013		2012		2011

Provision/(benefit) at statutory tax rate	$(5,302)	(35.00)%	$32,644	35.00%	$34,929	35.00%
State income tax provision, net of federal benefit	2,293	15.13%	1,712	1.84%	2,985	3.04%
Permanent differences	(2,424)	(16.00)%	(746)	(0.80)%	(2,678)	(2.73)%
Other	4	0.03%	447	0.48%	102	0.10%
Income tax provision /(benefit)	$(5,429)	(35.84)%	$34,057	36.52%	$35,338	35.41%

Included in permanent differences for the fiscal year ended June 30, 2013, is $10 million in proceeds from life insurance, offset by $3 million in non-deductible expenses related to the Merger. Included in permanent differences for the fiscal year ended June 30, 2011, is the IRC Section 199 benefit.

The provision (benefit) for income taxes from continuing operations for the periods indicated are comprised of the following:

	Six Months Ended December 31,		Year Ended June 30,
	2013	2012	2013	2012	2011
Current:	(thousands)
Federal	$2,398	$(11,647)	$(5,306)	$36,824	$34,256
State	1,684	1,185	3,358	2,783	3,502
Total	$4,082	$(10,462)	$(1,948)	$39,607	$37,758
Deferred:
Federal	$13,131	$(1,899)	$(3,669)	$(5,369)	$(1,405)
State	(16)	(254)	188	(181)	(1,015)
Total	$13,115	$(2,153)	$(3,481)	$(5,550)	$(2,420)
Total:
Federal	$15,529	$(13,546)	$(8,975)	$31,455	$32,851
State	1,668	931	3,546	2,602	2,487
Total	$17,197	$(12,615)	$(5,429)	$34,057	$35,338
Included in gain/loss from affiliates	849	273	668	(242)	—
Total income tax provision (benefit)	$16,348	$(12,888)	$(6,097)	$34,299	$35,338

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The net deferred tax liability is comprised of the following (in thousands):

	December 31,	June 30,
	2013	2013	2012
Deferred tax assets:
Net operating loss carryforward	$49,204	$—	$—
Income tax credits	2,676	—	—
Derivative instruments	564	—	—
Deferred compensation	406	—	—
Other	1,165	—	—
Total deferred tax assets before valuation allowance	$54,015	$—	$—
Valuation allowance	(2,552)	—	—
Net deferred tax assets	$51,463	$—	$—
Deferred tax liability:
Oil and gas properties	$(133,894)	(108,400)	(117,927)
Investment in affiliates	(21,681)	(7,523)	(83)
Other	(518)	$—	$—
Deferred tax liability	$(156,093)	$(115,923)	$(118,010)
Total net deferred tax liability	$(104,630)	$(115,923)	$(118,010)

As of December 31, 2013, the Company had federal and state net operating loss (“NOL") carryforwards of approximately $132.3 million. All NOL were acquired in a Merger with Crimson. These NOL are available to reduce future taxable income and the related income tax liability of combined company.  At the date of the Merger Crimson had valuation allowance of approximately $36.4 million, or $12.8 million tax-adjusted. As part of acquisition accounting for the Merger, the Company released valuation allowance of approximately $29.2 million, or $10.2 million tax-adjusted. Remaining valuation allowance of $7.3 million, or $2.6 million tax-adjusted was due to Internal Revenue Code Section 382 (“Section 382”) limitations on utilization of NOL acquired by Crimson in previous acquisitions.  Utilization of NOL acquired in a Merger with Crimson is limited by Section 382 as discussed below.
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the amount of deferred tax liabilities, level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences net of a tax-adjusted $2.6 million valuation allowance.
Federal NOL carryforwards of $132.3 million expire at various dates beginning in 2014 and ending in 2033.   NOL carryforwards of $7.3 million impacted by Crimson's Section 382 limitations, related to its acquisitions in prior years, will expire between 2014 and 2016.  Federal NOL carryforwards of $131.0 million, associated with Crimson's losses incurred in recent years, are impacted by Section 382 limitations, and will expire at various dates beginning in 2026 and ending in 2033.  We believe that we will be able to utilize NOL carryforwards that are not impacted by Section 382 related to Crimson's acquisitions in prior years, before they expire.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

ASC 740, Income Taxes ("ASC 740") prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return.  For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  As a results of the Merger, we acquired certain tax positions taken by Crimson in prior years. These positions are not expected to have a material impact on results of operations, financial position or cash flows.  A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at June 30, 2013	$—
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Additions due to acquisitions	518
Reductions due to a lapse of the applicable statute of limitations	—
Balance at December 31, 2013	$518
    Company's policy is to recognize interest and penalties related to uncertain tax positions as income tax benefit (expense) in our Consolidated Statements of Operations.  The Company had no interest or penalties related to unrecognized tax benefits for the six months ended December 31, 2013 or any prior periods. The total amount of unrecognized tax benefit if recognized that would affect the effective tax rate was zero.
    The Company's tax returns are subject to periodic audits by the various jurisdictions in which the Company operates.  These audits can result in adjustments of taxes due or adjustments of the net operating loss carryforwards that are available to offset future taxable income. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2013.
    Generally, the Company's income tax years of 2009 through the current year remain open and subject to examination by Federal tax authorities or the tax authorities in Texas and Louisiana which are the jurisdictions where the Company carries its principal operations. These audits can result in adjustments of taxes due or adjustments of the net operating loss carryforwards that are available to offset future taxable income.

17. Related Party Transactions
Juneau Exploration L.P.
In April 2012, the Company announced that Mr. Brad Juneau, the sole manager of the general partner of JEX, had joined the Company’s board of directors and that the Company had entered into an advisory agreement with JEX (the "Advisory Agreement"), whereby in addition to generating and evaluating offshore and onshore exploration prospects for the Company, JEX would direct Contango’s staff on operational matters including drilling, completions and production. Pursuant to the Advisory Agreement, JEX was to be paid an annual fee of $2.0 million.
In August 2012, the Company's founder, Chairman and Chief Executive Officer, Mr. Kenneth R. Peak, took a medical leave of absence and the board of directors of the Company appointed Mr. Juneau as President and Acting Chief Executive Officer of the Company, which he held until December 2012.
Effective January 1, 2013, the Advisory Agreement was terminated, and the Company and JEX entered into a First Right of Refusal Agreement (the "First Right Agreement"). Under the First Right Agreement, JEX granted a first right of refusal to Contango to purchase any exploration prospects generated and recommended by JEX. Prospects were presented along with terms and conditions for purchasing each prospect and Contango had the first right of refusal to purchase the prospect from JEX, subject to mutually acceptable terms. Pursuant to the First Right Agreement, JEX was to be paid an annual fee of $0.5 million, which approximates the costs incurred by JEX for its support to the Company in the areas of operations, engineering, and land functions. JEX and its employees continued to be eligible to receive overriding royalty interests, carried interests and certain back-in rights. The First Right Agreement was terminated effective as of March 31, 2013.
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
Olympic Energy Partners
In December 2012, Mr. Joseph J. Romano was elected President and Chief Executive Officer of the Company. Mr. Peak passed away on April 19, 2013 and Mr. Romano was named Chairman of the Company. Upon the Merger with Crimson on October 1, 2013, Mr. Romano resigned as President and Chief Executive Officer, but remains Chairman. Mr. Romano is also the President and Chief Executive Officer of Olympic Energy Partners LLC ("Olympic").
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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Republic Exploration LLC
In his capacity as sole manager of the general partner of JEX, Mr. Juneau also controls the activities of Republic Exploration LLC ("REX"), an entity owned 34.4% by JEX, 32.3% by Contango, and 33.3% by a third party which contributed other assets to REX. REX generates and evaluates offshore exploration prospects and has historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant’s working interest, net revenue interest, and describe when such interests are earned, as well as allocate an overriding royalty interest of up to 3.33% to benefit the employees of JEX. The Company proportionately consolidates the results of REX in its consolidated financial statements.
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
In December 2013, Contango, Olympic, and JEX increased their WI and NRI in Dutch #1-#5 to the following, as a result of exercising a preferential right:

	Contango		Olympic		JEX
	WI	NRI	WI	NRI	WI	NRI
Dutch #1 - #5	54.89%	44.65%	3.53%	2.84%	1.88%	1.51%
During the six months ended December 31, 2013, Mr. Romano earned $26,000 and Mr. Juneau earned $41,500 in cash, and each received 1,622 shares of restricted stock, which vest 100% on the one-year anniversary of the date of grant, as part of their board of director compensation. Below is a summary of transactions between the Company, Olympic, JEX, and REX during the six months ended December 31, 2013 and the fiscal years ended June 30, 2013, 2012 and 2011.

•
In March 2010 the Company spud the Eloise South well. All owners paid for their proportionate share of drilling and completion costs based on their ownership percentage. The Company had a 23.8% working interest in this well, Olympic had a 3.33% working interest, and REX had a 9.6% working interest. Once production began, JEX employees received an ORRI of 1.33%.

•
In June 2010 the Company spud its Rexer #1 well. Under the terms of the applicable participation agreement, the Company had a 100% working interest through payout of all costs. In May 2011, the Company sold Rexer #1 (See Note 18 - "Discontinued Operations") prior to reaching payout. Once payout is reached with the new operator, JEX will have an option to back-in for a 10% working interest (7.25% net revenue interest). Other third-parties own the remaining working interests. JEX employees maintained a 2.5% ORRI in this well. The Company paid JEX a prospect fee of $250,000 for generating this prospect.

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

•
In May 2011 the Company spud its Rexer-Tusa #2 well. Under the terms of the applicable participation agreement, the Company had a 25% working interest through payout of all costs. In October 2011, the Company completed selling Rexer-Tusa #2 (See Note 18 - "Discontinued Operations") prior to reaching payout. Once payout is reached with the new operator, JEX will have an option to back-in for a 10% working interest (7.36% net revenue interest). Other third-parties own the remaining working interests. JEX employees maintained a 2.92% ORRI in this well.

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

•
For the five REX-generated lease blocks that the Company purchased at the June 20, 2012 lease sale, the Company will have a 100% working interest through first production. At first production (if successful), REX will receive a carried working interest of 10%. Once payout of post casing point costs has been reached, REX will have an option to back-in for up to 12.5% working interest, resulting in REX having a final working interest of up to 22.5% (17.5% net revenue interest) and the Company owning the remaining working interests. JEX employees will receive an ORRI of 3.33% in these prospects. The Company will pay JEX a prospect fee of $250,000 for each prospect the Company drills. Should the Company not drill these prospects within 48 months of the effective date of each lease, the Company shall assign such lease to REX.

•
For the one JEX-generated lease block that the Company purchased at the June 20, 2012 lease sale, the Company will carry JEX for 10% through first production and JEX employees will receive an ORRI of 3.33%. The Company paid JEX a prospect fee of $250,000 in December 2013 upon spudding this prospect.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

•
For the three REX-generated lease blocks that the Company purchased at the March 20, 2013 lease sale, the Company will have a 100% working interest through first production. At first production (if successful), REX will receive a carried working interest of 10%. Once payout of post casing point costs has been reached, REX will have an option to back-in for up to 12.5% working interest, resulting in REX having a final working interest of up to 22.5% (17.5% net revenue interest) and the Company owning the remaining working interests. JEX employees will receive an ORRI of 3.33% in these prospects. The Company paid JEX two prospect fees of $250,000 each, for evaluating these two prospects located on three leases. Should the Company not drill these prospects within 48 months of the effective date of each lease, the Company shall assign such lease to REX.

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

•
In the Tuscaloosa Marine Shale ("TMS"), a shale play in central Louisiana and Mississippi, the Company has a 100% working interest through first production. Beginning with production from the fourth well on the existing acreage (if successful), JEX will receive a carried working interest of 10% and JEX employees will receive an ORRI of 2%, of which Mr. Juneau receives 0.75%, to reimburse Mr. Juneau for out-of-pocket costs incurred in order for Contango to participate in the prospect. An additional 2% was granted to the geologist who generated the TMS prospect for us. The geologist has subsequently been employed by Contango. Should the Company not drill on its TMS acreage within six months of the leases expiring, the Company shall assign such leases to JEX.

•
Effective January 1, 2014, the Company subleased to JEX a portion of its previous office space at 3700 Buffalo Speedway, Houston, Texas for approximately $0.1 million per year, which approximates our rental liability for that space.

Below is a summary of payments received from (paid to) Olympic, JEX, and REX in the ordinary course of business in our capacity as operator of the wells and platforms for the periods indicated. The Company made and received similar types of payments with other well owners (in thousands):

	Six months ended December 31,
	2013			2012
	Olympic	JEX	REX	Olympic	JEX	REX
Revenue payments as well owners	$(3,455)	$(2,471)	$(1,073)	$(3,050)	$(2,222)	$(1,590)
Joint interest billing receipts	351	451	981	529	419	321

	Year ended June 30,
	2013			2012			2011
	Olympic	JEX	REX	Olympic	JEX	REX	Olympic	JEX	REX
Revenue payments as well owners	$(6,455)	$(4,380)	$(2,449)	$(8,453)	$(5,719)	$(3,166)	$(10,406)	$(6,089)	$(1,908)
Joint interest billing receipts	1,122	1,170	1,430	1,223	928	2,422	1,480	1,437	2,068
Dutch well cost adjustment	—	—	—	—	—	—	(389)	161	(957)
Mary Rose well cost adjustment	—	—	—	(201)	118	(1,185)	—	—	—

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Below is a summary of payments received from (paid to) Olympic, JEX and REX as a result of specific transactions between the Company, Olympic, JEX and REX. While these payments are in the ordinary course of business, the Company did not have similar transactions with other well owners (in thousands):

	Six months ended December 31,
	2013			2012
	Olympic	JEX	REX	Olympic	JEX	REX
Reimbursement of certain costs	$—	$(182)	$—	$—	$(401)	$—
Prospect fees	—	(250)	—	—		—
Advisory Agreement	—	—	—	—	(1,000)	—
First Right Agreement	—		—	—	—	—
Contaro Advisory Agreement	—	(40)	—	—	—	—
Investment in REX	—	—	(197)	—	—	646

	Year ended June 30,
	2013			2012			2011
	Olympic	JEX	REX	Olympic	JEX	REX	Olympic	JEX	REX
Sale of interest in Mary Rose #5	$—	$—	$—	$—	$8	$—	$—	$—	$—
Reimbursement of certain costs	—	(546)	(5)	—	(325)	(17)	—	(206)	(302)
Prospect fees	—	(750)	—	—	(250)	—	—	—	—
Advisory Agreement	—	(1,000)	—	—	(500)	—	—	—	—
First Right Agreement	—	(125)	—	—	—	—	—	—	—
Contaro Advisory Agreement	—	(50)	—	—	(30)	—	—	—	—
Purchase of Ship Shoal 263	—	—	—	—	—	—	—	(7,512)	—
REX distribution to members	—	—	646	—	—	823	—	—	—
Repayment of COE Note	—	—	—	—	—	—	—	2,028	—
Exploration costs in Alaska	—	—	—	—	—	—	—	(906)	—

As of December 31, 2013 and June 30, 2013, the Company's consolidated balance sheets reflected the following balances (in thousands):

	December 31, 2013			June 30, 2013			June 30, 2012
	Olympic	JEX	REX	Olympic	JEX	REX	Olympic	JEX	REX
Accounts receivable:
Trade receivable	$—	$—	$—	$16	$21	$—	$26	$20	$18
Joint interest billing	34	87	116	178	358	922	193	158	92

Accounts payable:
Royalties and revenue payable	(1,293)	(877)	(466)	(1,181)	(881)	(285)	(611)	(813)	(682)

Oaktree Capital Management L.P.

Oaktree Capital Management L.P. ("Oaktree"), through various funds, owns approximately 6.7% of the Company's stock. On October 1, 2013 following the closing of the Merger, Mr. James Ford, a Manging Director and Portfolio Manager within Oaktree, was elected to the Company's board of directors. Mr. Ford was previously a member of Crimson's board of directors from February 2005 until the closing of the Merger.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

As part of Mr. Ford's director compensation, all cash and equity awards payable to Mr. Ford, are instead granted to an affiliate of Oaktree. During the six months ended December 31, 2013, an affiliate of Oaktree earned $17,000 in cash and 1,622 shares of restricted common stock as a result of Mr. Ford's board participation. These shares vest one year from the date of grant.

Prior to the Merger, Crimson maintained a second lien credit agreement with Barclays Bank Plc, as agent, and other parties, including an affiliate of Oaktree, which was Crimson's largest stockholder at the time (the “Second Lien Credit Agreement”). The Second Lien Credit Agreement provided for a term loan, made to Crimson in a single draw, in an aggregate principal amount of $175.0 million. In connection with the Merger, the Company assumed and immediately repaid Crimson’s $175.0 million loan under the Second Lien Credit Agreement, plus $1.8 million in interest and prepayment premiums.

Contango ORE, Inc.

Contango Mining Company (“Contango Mining”), a wholly owned subsidiary of the Company, was formed in October 2009 for the purpose of engaging in exploration on properties in the state of Alaska for (i) gold ore and associated minerals and (ii) rare earth elements. Contango Mining initially acquired a 50% interest in these properties in Alaska from JEX in exchange for $1 million and a 1% ORRI in the properties under a Joint Exploration Agreement (the “Joint Exploration Agreement”). We believe JEX expended approximately $1 million on exploratory activities and related work on the properties prior to selling the initial 50% interest to Contango Mining. Contango Mining also agreed to fund the next $2 million of exploration costs. During the fiscal year ended June 30, 2011 and 2010, Contango Mining paid JEX approximately $0.9 million and $0.5 million, respectively, for exploration costs incurred by JEX in the state of Alaska.

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

In November 2011, the Company executed a $1.0 million Revolving Line of Credit Promissory Note to lend money to CORE (the “CORE Note”). The Company and CORE shared executive officers at that time. The CORE Note contained covenants limiting CORE’s ability to enter into additional indebtedness and prohibiting liens on any of its assets or properties. Borrowings under the CORE Note bore interest at 10% per annum. On March 30, 2012 the Company received repayment of the $500,000 it had advanced under the CORE Note, plus accrued interest of approximately $15,000. The CORE Note was terminated on December 31, 2012.

Equity Compensation

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
18. Discontinued Operations

Joint Venture Assets
In October 2009, the Company entered into a joint venture with Patara Oil & Gas LLC (“Patara”) to develop proved undeveloped reserves. B.A. Berilgen, a member of the Company’s board of directors, was the Chief Executive Officer of Patara at the time. In May 2011, the Company sold to Patara its 90% working interest and 5% overriding royalty interest in the 21 wells drilled under this joint venture for approximately $36.2 million and recognized a pre-tax loss of approximately $0.7 million. These 21 wells had proved reserves of approximately 16,700 Mmcfe, net to Contango. The Company accounted for this sale as discontinued

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

operations as of June 30, 2011 and has included the results of the joint venture operations in discontinued operations for all periods presented. The summarized financial results for the joint venture assets for the periods ended June 30, 2012 and 2011 are as follows (in thousands):

	June 30,
	2012	2011

Revenues	$—	$8,055
Operating expenses	(40)	(1,613)
Depletion expenses	—	(4,106)
Impairment and other expenses	—	(527)
Loss on sale	—	(651)
Income (loss) before income taxes	$(40)	$1,158
Benefit (provision) for income taxes	14	(618)
Income (loss) from discontinued operations, net of income taxes	$(26)	540

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
In October 2011, the Company sold its remaining 25% working interest (18.4% net revenue interest) in Rexer-Tusa #2 for $10,000 to Patara. The Company has accounted for the sale of the Rexer #1 and Rexer-Tusa #2 as discontinued operations as of June 30, 2013 and has included the results of these operations as discontinued operations for all periods presented. The summarized financial results for these Rexer assets for the periods ended June 30, 2013 and 2011 are as follows (in thousands):

	June 30,
	2012	2011

Revenues	$6	$2,056
Operating expenses	(16)	(298)
Depletion expenses	(11)	(3,033)
Impairment of natural gas and oil properties	(1,031)	—
Exploration expenses	(7)	—
Loss on sale	(169)	$(273)
Loss before income taxes	$(1,228)	$(1,548)
Benefit for income taxes	430	542
Loss from discontinued operations, net of income taxes	$(798)	$(1,006)
Contango Mining Company
On September 29, 2010, Contango ORE, Inc. (“CORE”), then a wholly-owned subsidiary of the Company, filed with the Securities and Exchange Commission a Registration Statement on Form 10 which became effective November 29, 2010. Following the effective date, CORE acquired the assets and assumed the liabilities of Contango Mining Company (“Contango Mining”), another wholly-owned subsidiary of the Company. Additionally, subsequent to the effective date, the Company contributed $3.5 million of cash to CORE. In exchange, CORE issued 1,566,367 shares of its common stock to the Company in addition to the 100 shares which the Company held prior to that date. The Company distributed all its shares of CORE, valued at approximately $7.3 million, to its stockholders of record as of October 15, 2010 on the basis of one share of common stock of CORE for each ten shares of the Company’s common stock then outstanding. In addition to the distribution of shares of CORE, the Company paid $6,213 in cash to its stockholders of record in exchange for partial shares. As of December 31, 2013 and 2013, the assets and liabilities of Contango Mining were excluded from the Company’s financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Results of operations of Contango Mining for the fiscal year ended June 30, 2011 and for each of the previous periods are included in discontinued operations in the Company’s Statement of Operations. No income or expense related to CORE were recognized for the year ended June 30, 2012 or 2013. The summarized financial results for Contango Mining for the fiscal year ended June 30, 2011 was as follows (in thousands):

June 30, 2011

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
19. Subsequent Events
We have evaluated subsequent events through the date the financial statements were available to be issued. Nothing that would require recognition or disclosure in the financial statements were identified in addition to the items disclosed in the financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

In accordance with U.S. GAAP for disclosures regarding oil and gas producing activities, and SEC rules for oil and gas reporting disclosures, we are making the following disclosures regarding our natural gas and oil reserves and exploration and production activities.
Capitalized Costs Related to Oil and Gas Producing Activities
The following table presents information regarding our net capitalized costs related to oil and gas producing activities as of the date indicated (in thousands):

	December 31,	June 30,
	2013	2013
Unproved oil and gas properties	$49,443	$24,259
Proved oil and gas properties	1,001,361	562,572
	1,050,804	586,831
Less accumulated depreciation, depletion, amortization and impairment	(260,681)	(218,036)
Net capitalized costs	$790,123	$368,795
Costs Incurred
The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated (in thousands):

	Six Months Ended December 31,		Year Ended June 30,
	2013	2012	2013	2013	2012
Property acquisition costs:
Unproved	$6,815	$14,811	$16,130	$5,404	$2,802
Proved	428,925	102	102	381	10,135
Exploration costs	12,950	44,983	47,584	1,154	14,016
Development costs	30,472	6,867	11,758	10,350	39,211
Total costs incurred	$479,162	$66,763	$75,574	$17,289	$66,164
The following table presents information regarding our share of the net costs incurred by Exaro in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated (in thousands):

	Six Months Ended December 31,		Year Ended June 30,
	2013	2012	2013	2012	2011
Property acquisition costs	$7	$193	$—	$—	$—
Exploration costs	—	—	—	—	—
Development costs	23,778	19,550	46,972	785	—
Company's 37% share of costs incurred	$23,785	$19,743	$46,972	$785	$—
Natural Gas and Oil Reserves
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
Proved natural gas and oil reserve quantities at June 30, 2013, 2012, 2011 and 2010, and the related discounted future net cash flows before income taxes are based on estimates prepared by William M. Cobb & Associates, Inc. Proved natural gas and oil reserve quantities at December 31, 2013, and the related discounted future net cash flows before income taxes are based on estimates

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

prepared by William M. Cobb & Associates, Inc. and Netherland, Sewell & Associates, Inc. All estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

     The below table summarizes the Company’s net ownership interests in estimated quantities of proved natural gas, oil and natural gas liquids (“NGLs”) reserves and changes in net proved reserves as of December 31, 2013, June 30, 2013, 2012, 2011, and 2010, all of which are located in the continental United States.

	Oil and Condensate	NGLs	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MMcfe)
Proved Developed and Undeveloped Reserves as of:
June 30, 2010	$4,598	$6,738	$246,011	$314,027
Sale of minerals in place	(126)	(648)	(16,804)	(21,448)
Extensions and discoveries	565	191	31,585	36,121
Purchases of minerals in place	53	9	929	1,301
Revisions of previous estimates	73	(302)	2,584	1,210
Production	(685)	(702)	(26,160)	(34,482)
June 30, 2011	4,478	5,286	238,145	296,729
Sale of minerals in place	—	—	—	—
Extensions and discoveries	—	—	—	—
Purchases of minerals in place	—	—	—	—
Revisions of previous estimates	(551)	1,262	(13,149)	(8,883)
Production	(615)	(662)	(23,617)	(31,279)
June 30, 2012	3,312	5,886	201,379	256,567
Sale of minerals in place	—	—	—	—
Extensions and discoveries	—	—	—	—
Purchases of minerals in place	—	—	—	—
Revisions of previous estimates	(599)	(237)	(17,483)	(22,499)
Production	(199)	(318)	(9,863)	(12,965)
December 31, 2012	2,514	5,331	174,033	221,103
Sale of minerals in place	—	—	—	—
Extensions and discoveries	81	—	—	486
Purchases of minerals in place	—	—	—	—
Revisions of previous estimates	(104)	(904)	(16,231)	(22,279)
Production	(163)	(283)	(8,795)	(11,471)
June 30, 2013	2,328	4,144	149,007	187,839
Sale of minerals in place	(323)	(49)	(356)	(2,588)
Extensions and discoveries	2,160	436	5,431	21,007
Purchases of minerals in place	6,839	3,151	65,186	125,126
Revisions of previous estimates	(881)	671	492	(768)
Production	(425)	(395)	(11,830)	(16,750)
December 31, 2013	9,698	7,958	207,930	313,866

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

	Oil and Condensate	NGLs	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MMcfe)
Proved Developed Reserves as of:
June 30, 2010	4,328	6,167	231,260	294,230
June 30, 2011	3,738	5,037	205,085	257,735
June 30, 2012	3,353	5,664	196,268	250,370
December 31, 2012	2,514	5,103	166,307	212,009
June 30, 2013	2,297	4,078	146,518	184,768
December 31, 2013	5,223	6,453	185,535	255,591
Proved Undeveloped Reserves as of:
June 30, 2010	270	571	14,751	19,797
June 30, 2011	740	249	33,060	38,994
June 30, 2012	(41)	222	5,111	6,197
December 31, 2012	—	227	7,725	9,087
June 30, 2013	31	66	2,489	3,071
December 31, 2013	4,475	1,505	22,395	58,275

Company's Share of Proved Developed Reserves attributable to our 37% investment in Exaro:
June 30, 2012	20	—	1,683	1,803
December 31, 2012	59	—	2,644	2,998
June 30, 2013	309	—	28,320	30,174
December 31, 2013	439	—	39,068	41,702
The Company's reservoir engineer decreased the Company's estimated reserves at our Dutch, Mary Rose, Vermilion 170, and Ship Shoal 263 wells by approximately 22.5 Bcfe during the six months ended December 31,2012, and by another 22.3 Bcfe during the six months ended June 30, 2013, due to new information obtained. The most significant change to our reserves during the fiscal year ended June 30, 2012 was current year production. During the fiscal year ended June 30, 2011, the most significant changes were associated with our discovery at Vermilion 170 and the sale of our Joint Venture Asset reserves (see Note 18 – "Discontinued Operations").

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

Standardized Measure

The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved natural gas and oil reserves as of June 30, 2013, 2012 and 2011 are shown below (in thousands):

	As of December 31,		As of June 30,
	2013	2012	2013	2012	2011

Future cash inflows	$2,098,788	$1,094,986	$956,886	$1,378,910	$1,801,236
Future production costs	(473,801)	(212,732)	(170,159)	(301,137)	(313,688)
Future development costs	(183,329)	(24,610)	(22,507)	(31,214)	(52,053)
Future income tax expenses	(323,210)	(301,862)	(268,290)	(312,211)	(406,306)
Future net cash flows	1,118,448	555,782	495,930	734,348	1,029,189
10% annual discount for estimated timing of cash flows	(347,005)	(167,770)	(138,413)	(220,416)	(312,054)
Standardized measure of discounted future net cash flows	$771,443	$388,012	$357,517	$513,932	$717,135

Contango's share of standardized measure of discounted future net cash flows attributable to our 37% investment in Exaro	$63,906	$5,270	$42,464	$2,733	$—
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
Realized Prices
The average realized prices for the reserves presented in this report are $3.73 per MCF of gas, $106.80 per barrel of oil, and $35.92 per barrel of NGL. Sales are based on market prices and exclude the effects of realized derivative hedging gains of $0.3 million for the six months ended December 31, 2013.
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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

Change in Standardized Measure

Changes in the standardized measure of future net cash flows relating to proved natural gas and oil reserves are summarized below (in thousands):

	Six Months Ended December 31,		Year Ended June 30,
	2013	2012	2013	2012	2011
Changes in standardized measure due to current year operation:
Sales of natural gas and oil produced during the period, net of production expenses	$(86,939)	$(53,270)	$(112,469)	$(160,111)	$(188,810)
Extensions and discoveries	120,709	—	2,956	—	160,712
Net change in prices and production costs	(11,469)	(13,312)	8,186	(144,533)	5,401
Changes in estimated future development costs	20,283	4,382	9,399	17,322	41,989
Revisions in quantity estimates	(3,627)	(64,037)	(131,245)	(25,486)	4,078
Purchase of reserves	408,990	—	—	—	6,556
Sale of reserves	(15,555)	—	—	—	(20,031)
Accretion of discount	37,099	36,511	73,022	98,104	97,044
Changes in income taxes	(22,953)	9,906	23,470	47,616	(5,558)
Change in the timing of production rates and other	(32,613)	(46,100)	(29,734)	(36,115)	(96,340)
Net change	$413,925	$(125,920)	$(156,415)	$(203,203)	$5,041
Beginning of year	357,517	513,932	513,932	717,135	712,094
End of year	$771,442	$388,012	$357,517	$513,932	$717,135
Included in the "Purchase of reserves" line item for the six months ended December 31, 2013 are purchases related to the Merger with Crimson as well as the acquisition of additional interests in our operated Dutch offshore reserves. The "Sale of reserves" line item includes the sale of a partial interest in our properties in Madison and Grimes Counties.
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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Quarterly Results of Operations

The following table sets forth the results of operations by quarter for the six months ended December 31, 2013 and the fiscal years ended June 30, 2013 and 2012, (in thousands, except per share amounts):

	Quarter Ended
	September 30	December 31	March 31	June 30

Six Months Ended December 31, 2013
Revenues from continuing operations	$34,722	$66,903	n/a	n/a
Net income from continuing operations (1)	$19,740	$6,396	n/a	n/a
Net income attributable to common stock	$19,740	$6,396	n/a	n/a
Net income (loss) per share (2):			n/a	n/a
Basic:	$1.30	$0.34	n/a	n/a
Diluted:.	$1.30	$0.34	n/a	n/a
Fiscal Year 2013:
Revenues from continuing operations	$29,765	$34,940	$31,787	$30,709
Net income (loss) from continuing operations (1)	$(27,549)	$2,604	$3,869	$11,356
Net income (loss) attributable to common stock	$(27,549)	$2,604	$3,869	$11,356
Net income (loss) per share (2):
Basic:	$(1.80)	$0.17	$0.25	$0.75
Diluted:.	$(1.80)	$0.17	$0.25	$0.75
Fiscal Year 2012:
Revenues from continuing operations	$44,203	$53,907	$41,339	$39,823
Income from continuing operations (1)	15,586	19,589	14,699	9,339
Net loss from discontinued operations, net of taxes	(682)	(114)	(26)	(2)
Net income attributable to common stock	14,904	19,475	14,673	9,337
Net income per share (2):
Basic:	$0.95	$1.27	$0.96	$0.61
Diluted:.	$0.95	$1.27	$0.96	$0.61

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