Form 10-K/A
period 2013-12-31
CONTANGO OIL & GAS CO
filed 2014-03-28
CIK 1071993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [X]
At June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of shares of such common stock as reported on the NYSE MKT, was $455 million. As of March 27, 2014, there were 19,367,411 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Items 10, 11, 12, 13 and 14 of Part III have been omitted from this report since the registrant will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement, pursuant to Regulation 14A. The information required by Items 10, 11, 12, 13 and 14 of this report, which will appear in the definitive proxy statement, is incorporated by reference into this Form 10-K/A.

1

Explanatory Note
On October 1, 2013, Contango Oil & Gas Company (“Contango”, "we" or the “Company”) completed a merger with Crimson Exploration Inc. (“Crimson”) under an all-stock transaction pursuant to which Crimson became a wholly-owned subsidiary of the Company (the “Merger”). The Merger is described in greater detail within this Annual Report on Form 10-K/A.
In connection with the closing of the Merger, our Board of Directors approved a change of our fiscal year end from June 30 to December 31, commencing with the twelve-month period beginning on January 1, 2014. As a result of this change, on March 3, 2014 we filed a Transition Report on Form 10-K for the six-month period ended December 31, 2013 (the “Original Filing”). This Annual Report on Form 10-K/A is filed to present a recast of historical financial information for the three-year period ended December 31, 2013. Financial statements as of December 31, 2013 and 2012 and for the three years ended December 31, 2013 include consolidated results of operations of both Contango and Crimson for the period from the closing of the Merger on October 1, 2013 to December 31, 2013 and consolidated financial statements of Contango only for all other periods.
This Annual Report on Form 10-K/A should be read in conjunction with the Original Filing. This Annual Report on Form 10-K/A does not generally reflect events that occurred after the filing date of the Original Filing although certain provisions have been updated or otherwise modified where we believe appropriate to give proper context to the results for the periods included herein. In addition, the following provisions of the Original Filing have also been amended:

•	Cover page. We have updated the shares of common stock outstanding as of March 27, 2014.

•	Part II. Item 5. General. We have updated the shares of common stock outstanding and issued as of March 27, 2014.

•	Part II. Item 7. Capital Resources and Liquidity. We have updated the amount of debt outstanding as of March 27, 2014.

•	Part IV. Item 15(b). Exhibits. We have amended the exhibits to reference the current version of the Company’s Bylaws.

•	We have updated the Annual Report to reference the resignation of Mr. Brad Juneau from the board of directors.
Other than as described in this explanatory note, this Annual Report on Form 10-K/A does not modify or update the disclosures in the Original Filing.

i

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

All references in this Form 10-K/A to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and wholly-owned subsidiaries. Unless otherwise noted, all information in this Form 10-K/A relating to natural gas and oil reserves and the estimated future net cash flows attributable to those reserves are based on estimates prepared by independent engineers and are net to our interest.

PART I
Item 1. Business
Overview
Contango is a Houston, Texas based independent energy company engaged in the acquisition, exploration, development, exploitation and production of crude oil and natural gas offshore in the shallow waters of the Gulf of Mexico and in the onshore Gulf Coast region of the United States and Colorado.
On October 1, 2013 the Company's board of directors approved a change in fiscal year end from June 30 to December 31. On March 3, 2014 we filed a Form 10-K which covered the transition period of July 1, 2013 through December 31, 2013, which included six months of Contango activity (July - December), and three months of post-merger Crimson Exploration Inc. activity (October - December). This Form 10-K/A presents our information for the twelve months ended December 31, 2013, 2012 and 2011. Unless otherwise noted, all references to "years" in this report refer to the twelve-month periods ended December 31 of each year.
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
Following the Merger, the newly constituted board of directors of the Company consisted of Joseph J. Romano, Allan D. Keel, B.A. Berilgen, B. James Ford, Brad Juneau, Ellis L. McCain, Charles M. Reimer, and Steven L. Schoonover. The board of directors appointed Allan D. Keel as President and Chief Executive Officer and E. Joseph Grady as Senior Vice President and Chief Financial Officer of the Company. Joseph J. Romano has continued as Chairman of the Board. Messrs. Keel, Grady and certain other employees of Crimson entered into employment agreements with the Company that became effective upon the consummation of the Merger. The combined company has its headquarters and principal corporate office in Houston, Texas.
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
Our production for the year ended December 31, 2013 was approximately 87% offshore and 13% onshore, and 73% natural gas and 27% oil and natural gas liquids. Our production for the three months ended December 31, 2013 was approximately 63% offshore and 37% onshore, and 66% natural gas and 34% oil and natural gas liquids. As of December 31, 2013, our proved reserves were approximately 61% offshore and 39% onshore, and 66% natural gas and 34% oil and natural gas liquids.
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
The following summary table sets forth certain information with respect to our proved reserves as of December 31, 2013, excluding our reserves attributable to our investment in Exaro, as estimated by NSAI and Cobb and our net average daily production for the year ended December 31, 2013:

Region	Estimated Proved Reserves (Bcfe)	% Crude Oil / Condensate	% Natural Gas	% Natural Gas Liquids	% Proved Developed	Average Daily Production (2) (Mmcfe/d)
Offshore GOM	190.5	6%	79%	15%	99%	67.1
Southeast Texas	52.3	53%	32%	15%	58%	24.3
South Texas	63.3	25%	58%	17%	51%	14.7
Other (1)	7.8	28%	59%	13%	63%	1.7
Total	313.9					107.8

(1) East Texas, Mississippi, Louisiana, TMS and Colorado
(2) Offshore GOM daily production is averaged over 365 days. Southeast Texas, South Texas and Other daily production is averaged over 92 days (the post-Merger period).

Our Strategy
Key elements of our business strategy are:

•
Enhance our portfolio by dedicating the majority of our drilling capital to our oil and liquids-rich opportunities.  Due to the superior economics from oil production, we will allocate most of our 2014 onshore capital budget to oil and liquids-weighted opportunities as we transition from a natural gas weighted production profile to a more balanced reserve and production profile between oil/liquids and natural gas. We currently plan to develop the oil and natural gas liquids resource potential that we believe exists, from numerous formations, on our Madison and Grimes County acreage in Southeast Texas, our Zavala and Dimmit County acreage in South Texas and our San Augustine County acreage in East Texas. If warranted by market conditions, success in these areas and capital availability, we may further accelerate our drilling program in one or more areas. Until the outlook for natural gas prices for a sustained period of time improves significantly, we do not plan to further develop our acreage position in the Haynesville/Mid-Bossier natural gas play in East Texas. For the year ended December 31, 2013, our production profile was approximately 73% natural gas and 27% oil and natural gas liquids, on an equivalent Mcfe basis. For the three months ended December 31, 2013, our production profile was approximately 66% natural gas and 34% oil and natural gas liquids.

•
Complement the exploitation of our lower-risk onshore resource plays with potentially high-impact offshore exploration. We have historically depended upon Juneau Exploration, L.P. (“JEX”) for offshore prospect generation expertise and to review prospects submitted by third parties. JEX is a private company formed for the purpose of generating offshore and onshore domestic natural gas and oil prospects and is experienced and has a successful track record in exploration. We currently have seven offshore prospects and intend to continue to review and consider offshore exploration opportunities generated by JEX to increase our reserves base. Until his resignation on March 19, 2014, Mr. Brad Juneau, the sole manager of the general partner of JEX, was a member of the Company’s board of directors.

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

Offshore Gulf of Mexico
As of December 31, 2013, the Company's offshore production consisted of seven federal and five State of Louisiana Company-operated wells in the shallow waters of the Gulf of Mexico. These 12 wells produce from three fields. The following summary table sets forth certain information with respect to our offshore reserves as of and for the year ended December 31, 2013:

Field	Estimated Proved Reserves (Bcfe)	% Crude Oil / Condensate	% Natural Gas	% Natural Gas Liquids	% Proved Developed	Average Daily Production (Mmcfe/d)
Dutch and Mary Rose	170.4	7%	79%	14%	99%	59.4
Vermilion 170	17.7	5%	77%	18%	100%	6.7
Other Offshore	2.4	9%	91%	—%	8%	1.0
Total	190.5					67.1
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
    In January 2013, sustained casing pressure was identified between the production tubing and the production casing at our Vermilion 170 well. Diagnostic tests revealed that the production tubing had parted downhole requiring a workover of the well. Well production was shut-in and the original tubing and casing were successfully removed. Operations were conducted to replace the tubing and restore the well to production in June 2013. For the year ended December 31, 2013, approximately $12.0 million was spent on these workover operations, net to the Company.
Other Offshore
Our Ship Shoal 263 and South Timbalier 17 fields have been included in “Other Offshore." The Company operates one well at Ship Shoal 263, which produces to a Company-owned and operated production platform at the same location. This well reached payout in 2012. We will continue producing this well as long as it is economical.
    In September 2012 and December 2012, due to the decline in production and high water levels from our Ship Shoal 263 well, our reservoir engineer revised his estimated net proved natural gas and oil reserves from this well. As a result, the net book value of our Ship Shoal 263 well exceeded the future undiscounted cash flows associated with its reserves. Accordingly, we recognized an impairment expense of approximately $12.0 million during the year ended December 31, 2012 for this well.
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
Other Activities
During the year ended December 31, 2013, the Company was awarded three lease blocks, Eugene Island 23, Ship Shoal 52 and Ship Shoal 59, by the Bureau of Ocean Energy Management ("BOEM"), which were bid at the Central Gulf of Mexico Lease Sale 227 held on March 20, 2013. We now own 16 offshore lease blocks.
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

•
South Texas. As of December 31, 2013, our South Texas region included approximately 105,364 gross (55,885 net) acres, proven reserves of 63.3 Bcfe, and 274 gross (144.7 net) producing wells. Of this, approximately 25,880 gross (13,978 net) acres are targeting the Buda and Eagle Ford Shale plays, approximately 80% of which is held by production. Crimson began development of the Eagle Ford Shale in Bee County in 2010 and in Karnes, Zavala and Dimmit counties in 2011. During 2013, Contango and Crimson drilled six gross operated wells (three net) and one gross non-operated well (0.25 net) in the Buda formation in Zavala and Dimmit counties. Six of the wells were successful, while one was a mechanical failure which may be side tracked in the future. Initial thirty-day average production rates for each of the first five wells was 730 boed while the sixth well continues to clean up. We have one additional well in process at December 31, 2013 and expect to have at least one rig running full-time in 2014. Our estimated net proven Buda/Eagle Ford reserves in this area were 23.5 Bcfe, comprised of 74.4% liquids, with 17 gross (8.9 net) producing wells, as of December 31, 2013.

The remaining 79,484 gross (41,907 net) acres in South Texas are located in our conventional fields that produce primarily from the Wilcox, Frio, and Vicksburg sands. Our estimated net proved conventional reserves in this area were 39.8 Bcfe, comprised of 76.3% gas, with 257 gross (135.8 net) producing wells, as of December 31, 2013.

•
Other (East Texas).  As of December 31, 2013, our East Texas region included approximately 7,904 gross (4,833 net) acres primarily in San Augustine County, proven reserves of 1.5 Bcfe comprised of 99% gas, and eight gross (3.9 net) producing wells. Crimson actively developed the Haynesville and Mid-Bossier Shales in this area in 2009 through 2011 during a more favorable natural gas price environment. We believe that the further exploitation of our acreage in the Haynesville and Mid-Bossier Shale dry gas formations will provide long-term natural gas reserve and production growth in the future; however, we do not anticipate devoting drilling capital to these formations until we see a sustained improvement in the natural gas price environment. During 2014, we will initiate development of the shallower liquids rich James Lime formation on our acreage in San Augustine County. We anticipate that we will drill up to two wells in that area during 2014, where the offset operator has experienced excellent results in recent drilling. As of December 31, 2013, approximately 80% of our acreage in East Texas is held by production.

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

•
Other. As of December 31, 2013, we held approximately 3,302 gross (621 net) acres in small non-operating working interests in the Fenton field area of Calcasieu Parish, Louisiana and a minor crude oil property in Mississippi.

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
As of December 31, 2013 the Exaro-Encana venture had 83 new wells on production, producing at a rate of approximately 38 Mmcfed, net to Exaro, plus an additional 14 wells that are either in the completion or fracture stimulation phase. Encana has indicated that they expect to have three drilling rigs running on this project during 2014. For the year ended December 31, 2013, the Company recognized a gain of approximately $2.3 million, net of tax expense of $1.2 million, as a result of its investment in Exaro. As of December 31, 2013, reserves attributable to our investment in Exaro were 41.7 Bcfe. We do not anticipate making any additional equity contributions during 2014. See Note 11 to our Financial Statements - “Investment in Exaro Energy III LLC” for additional details related to this investment.
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

Marketing and Pricing
We currently derive our revenue principally from the sale of natural gas and oil. As a result, our revenues are determined, to a large degree, by prevailing natural gas and oil prices. We sell a portion of our natural gas production to purchasers pursuant to sales agreements which contain a primary term of up to three years and crude oil and condensate production to purchasers under sales agreements with primary terms of up to one year. The sales prices for natural gas are tied to industry standard published index prices, subject to negotiated price adjustments, while the sale prices for crude oil are tied to industry standard posted prices subject to negotiated price adjustments.
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
Historically, we have been dependent upon a few purchasers for a significant portion of our revenue. Major purchasers of our natural gas, oil and natural gas liquids for the year ended December 31, 2013, calculated on an equivalent basis, were ConocoPhillips Company (48%), Shell Trading US Company (16%), Sunoco, Inc. (9%), Enterprise Products Operating LLC (7%), and Exxon Mobil Oil Corporation (7%). This concentration of purchasers may increase our overall exposure to credit risk, and our purchasers will likely be similarly affected by changes in economic and industry conditions. Our financial condition and results of operations could be materially adversely affected if one or more of our significant purchasers fails to pay us or ceases to acquire our production on terms that are favorable to us. However, we believe our current purchasers could be replaced by other purchasers under contracts with similar terms and conditions.
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
We maintain significant insurance coverage attributable to our net share of any potential financial losses occurring as a result of potential perils, including well control coverage of up to $100 million on certain wells, which covers control of well, pollution cleanup and consequential damages. We also maintain $150 million of general liability coverage, which covers pollution cleanup, consequential damages coverage, and third party personal injury and death, and $150 million of Oil Spill Financial Responsibility coverage, which covers additional pollution cleanup and third party claims coverage.
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
Corporate Offices
Effective October 1, 2013, we moved our corporate offices to 717 Texas Avenue in downtown Houston, Texas, under a lease that expires March 31, 2019. Rent, including parking, related to this new office space for the three months ended December 31, 2013 was approximately $0.3 million. We remain responsible for the rent at our previous corporate office at 3700 Buffalo Speedway in Houston, Texas, through February 29, 2016. Rent, including parking, related to this previous office space for the year ended December 31, 2013 was approximately $0.7 million. Effective January 1, 2014, we subleased our previous corporate offices through February 29, 2016 and expect to recover the substantial majority of the rent we pay at that location.
Code of Ethics
We adopted a Code of Ethics for senior management in December 2002. In January 2014, our board of directors adopted a new Code of Business Conduct and Ethics ("Code of Conduct") that applies to all directors, officers and employees of the Company. Our Code of Conduct is available on the Company's website at www.contango.com. Any shareholder who so requests may obtain a copy of the Code of Conduct by submitting a request to the Company's corporate secretary at the address on the cover of this Form 10-K/A. Changes in and waivers to the Code of Conduct for the Company's directors, chief executive officer and certain senior financial officers will be posted on the Company's website within five business days and maintained for at least 12 months. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Report on Form 10-K/A.
Available Information
You may read and copy all or any portion of this report on Form 10-K/A, our quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, without charge at the office of the Securities and Exchange Commission (the “SEC”) in Public Reference Room, 100 F Street NE, Washington, DC, 20549. Information regarding the operation of the public reference rooms may be obtained by calling the SEC at 1-800-SEC-0330. In addition, filings made with the SEC electronically are publicly available through the SEC's website at http://www.sec.gov, and at our website at http://www.contango.com. This report on Form 10-K/A, including all exhibits and amendments, has been filed electronically with the SEC.
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

Item 1A. Risk Factors
In addition to the other information set forth elsewhere in this Form 10-K/A, you should carefully consider the following factors when evaluating the Company. An investment in the Company is subject to risks inherent in our business. The trading price of the shares of the Company is affected by the performance of our business relative to, among other things, competition, market conditions and general economic and industry conditions. The value of an investment in the Company may decrease, resulting in a loss.
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
Our drilling and operating activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for crude oil, natural gas and natural gas liquids can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•	unusual or unexpected geological formations and miscalculations;

•	pressures;

•	fires;

•	explosions and blowouts;

•	pipe or cement failures;

•
environmental hazards, such as natural gas leaks, oil spills, pipeline and tank ruptures, encountering naturally occurring radioactive materials, and discharges of toxic gases, brine, well stimulation and completion fluids, or other pollutants into the surface and subsurface environment;

•	loss of drilling fluid circulation;

•	title problems;

•	facility or equipment malfunctions;

•	unexpected operational events;

•	shortages of skilled personnel;

•	shortages or delivery delays of equipment and services or of water used in hydraulic fracturing activities;

•	compliance with environmental and other regulatory requirements;

•	natural disasters; and

•	adverse weather conditions.
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
    Our operations are subject to numerous federal, state and local laws and regulations governing the operation and maintenance of our facilities, the discharge of materials into the environment and environmental protection. Failure to comply with such rules and regulations could result in the assessment of substantial penalties, imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations. These laws and regulations:

•	Require that we obtain permits before commencing drilling or other regulated activities;

•	Restrict the substances that can be released into the environment in connection with drilling and production activities;

•	Limit or prohibit drilling activities on protected areas, such as wetlands or wilderness areas;

•	Require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells; and

•	Apply specific health and safety criteria addressing worker protection.
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
Integration of the properties and assets we acquire may be a complex, time consuming and costly process. Failure to timely and successfully integrate these assets and properties with our operations may have a material adverse effect on our business, financial condition and result of operations. The difficulties of integrating these assets and properties present numerous risks, including:

•	Acquisitions may prove unprofitable and fail to generate anticipated cash flows.

•
We may need to (i) recruit additional personnel and we cannot be certain that any of our recruiting efforts will succeed and (ii) expand corporate infrastructure to facilitate the integration of our operations with those associated with the acquired properties, and failure to do so may lead to disruptions in our ongoing businesses or distract our management.

•	Our management’s attention may be diverted from other business concerns.
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

Development, Exploration and Acquisition Expenditures
The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Property acquisition costs:
Unproved	$8,134	$19,982	$3,035
Proved	428,925	280	2,660
Exploration costs	15,551	41,265	7,622
Development costs	35,363	16,090	23,013
Total costs	$487,973	$77,617	$36,330
Included in proved property acquisition costs for the year ended December 31, 2013, is $413.9 million related to the acquisition of Crimson properties as a result of the Merger. Also included is $15 million related to exercising a preferential right and purchasing an additional 7.84% working interest and 6.53% net revenue interest in the five Contango-operated Dutch wells from an independent oil and gas company for $18.8 million. Preliminary estimated adjustments of approximately ($3.8 million) will reduce the purchase price to a total of $15 million, net to the Company. The purchase price adjustment is expected to be finalized in the first quarter of 2014.
Included in the exploration costs for the year ended December 31, 2013, is $10.6 million related to drilling our offshore South Timbalier 17 and Ship Shoal 255 wells.

The following table presents information regarding our share of the net costs incurred by Exaro in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Property acquisition costs	$—	$—	$—
Exploration costs	—	—	—
Development costs	51,014	20,528	—
Company's 37% share of costs incurred	$51,014	$20,528	$—
Property Dispositions
On December 31, 2013, the Company sold to an independent third party approximately 7.1% of its interest in all developed and undeveloped properties in Madison and Grimes Counties. The total sales price of $20 million is subject to a purchase price adjustment, based on production and operating expenses between the effective date of July 1, 2013 and the closing date of December 31, 2013. Preliminary estimated adjustments to the sales price of approximately $0.4 million will increase the total proceeds from sales of these properties to $20.4 million, and is expected to be finalized in the first quarter of 2014. Metrics for the sale were approximately $91,007 per flowing barrel of equivalent daily production and $47.32 per equivalent barrel of proved reserves. A gain of approximately $6.6 million related to this sale was recognized in the year ended December 31, 2013.
We had additional property dispositions during the years ended December 31, 2012 and 2011, which were all classified as discontinued operations for all periods presented. See Note 18 to our Financial Statements - "Discontinued Operations" for a detailed description of these dispositions.
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

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive (onshore)	3	0.3	—	—	—	—
Productive (offshore)	1	0.8	—	—	1	1.0
Non-productive (onshore)	—	—	—	—	—	—
Non-productive (offshore)	—	—	2	2.0	—	—
Total	4	1.1	2	2.0	1	1.0
Included in productive (onshore) wells for the year ended December 31, 2013 are three non-operated wells drilled in the TMS. Included in productive (offshore) wells for the year ended December 31, 2013 is the Company's South Timbalier 17 prospect we expect will begin production in mid-2014.

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive (onshore)	5	3.2	—	—	1	0.3
Productive (offshore)	—	—	—	—	—	—
Non-productive (onshore)	—	—	—	—	—	—
Non-productive (offshore)	—	—	—	—	—	—
Total	5	3.2	—	—	1	0.3
Included in productive (onshore) wells for the year ended December 31, 2013 are five onshore wells drilled after October 1, 2013, the date of the Merger. For the fiscal year ended December 31, 2011, the one productive (onshore) well relates to the Rexer-Tusa #2, which was sold October 2011. The Rexer-Tusa #2 is classified as discontinued operations in our financial statements for all periods presented.
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
Our offshore Gulf of Mexico leases expire in 2017 and 2018. Our onshore leases will expire over the next three years as follows, unless we establish production or take action to extend the terms of our leases:

	Year ending December 31,
	2014		2015		2016
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Southeast Texas	6,652	4,450	2,700	1,320	2,871	1,982
South Texas	2,698	547	—	—	5,039	2,833
Other	1,697	753	30,608	24,351	10,373	5,065
Total	11,047	5,750	33,308	25,671	18,283	9,880

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
Estimates of proved reserves and future net revenue as of December 31, 2012 and 2011 were prepared by Cobb, all in accordance with the definitions and regulations of the SEC. The scope and results of their procedures are summarized in their reports, which are included as exhibits to this Form 10-K/A. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers and geoscientists that meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.
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
    The estimates of proved reserves and future net revenues as of December 31, 2012 and 2011 were the responsibility of our management, and members of our management met regularly with our independent third-party engineers to review these reserve estimates. Mr. Joseph J. Romano, the Company’s then-Chief Executive Officer, had primary responsibility for the preparation of the reserve report. Mr. Romano has been in the energy industry for over 35 years, but also relied on others with technical backgrounds in a collaborative effort, all of whom provided input to the independent third-party engineers. Mr. Brad Juneau, one of the Company’s directors, monitored production and pressure data daily and provided the majority of the input. Mr. Juneau holds a BS degree in petroleum engineering from Louisiana State University. Mr. Juneau has over 30 years of experience in the oil and gas industry and was a former registered petroleum engineer in the State of Texas. Other executives in accounting and production have advanced degrees and specialty licenses and also provided input to the independent third-party engineers and assisted in reviewing the reports.

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
The following table reflects our estimated proved reserves as of the dates indicated:

	December 31,
	2013	2012	2011
Crude Oil and Condensate (MBbl) (1)
Developed	5,223	2,514	3,539
Undeveloped	4,475	—	(46)
Total	9,698	2,514	3,493

Natural Gas (MMcf) (1)
Developed	185,535	166,307	209,903
Undeveloped	22,395	7,725	2,920
Total	207,930	174,032	212,823

Natural Gas Liquids (MBbl) (1)
Developed	6,453	5,103	4,343
Undeveloped	1,505	227	227
Total	7,958	5,330	4,570

Total MMcfe
Developed	255,591	212,009	257,195
Undeveloped	58,275	9,087	4,006
Total	313,866	221,096	261,201

Proved developed reserves percentage	81%	96%	98%
Prices utilized in estimates (2):
Crude oil ($/Bbl)	$106.80	$114.24	$104.24
Natural gas ($/MMBtu)	$3.73	$2.85	$4.37
Natural gas liquids ($/Bbl)	$35.92	$58.39	$59.37

(1)	Excludes reserves attributable to our 37% investment in Exaro.

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
The following table provides a reconciliation of our Standardized Measure to PV‑10 (in thousands):

	December 31,
	2013	2012

Pre-tax net present value, discounted at 10%	$987,213	$594,397
Future income taxes, discounted at 10%	(215,770)	(206,385)
Standardized measure of discounted future net cash flows	$771,443	$388,012

The following table reflects our estimated proved reserves by category as of December 31, 2013 (dollars in thousands):

	Crude Oil and Condensate (MBbl)	Natural Gas (MMcf)	Natural Gas Liquids (MBbl)	Total (MMcfe)	% of Total Proved	PV‑10

Proved developed producing	4,342	128,738	4,531	181,976	58%	$635,075
Proved developed non-producing	881	56,797	1,922	73,615	23%	159,683
Proved undeveloped	4,475	22,395	1,505	58,275	19%	192,455
Total	9,698	207,930	7,958	313,866	100%	$987,213

Our estimated net proved reserves as of December 31, 2013, were approximately 19% crude oil and condensate, 66% natural gas and 15% natural gas liquids.
Proved Developed Reserves
Total proved developed reserves increased from 212.0 Bcfe at December 31, 2012 to 255.6 Bcfe at December 31, 2013 primarily as a result of our Merger with Crimson. Also contributing to the increase was the exercise of our preferential right to purchase approximately 17.0 Bcfe related to our five Contango-operated Dutch wells, slightly offset by 28.2 Bcfe of production, a 19.2 Bcfe decrease in our Dutch and Mary Rose reserve estimates based upon additional pressure data, and a 2.5 Bcfe decrease in our Vermilion 170 reserve estimates, as determined by our reservoir engineer.
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
    The following table presents the changes in our total proved undeveloped reserves for the year ended December 31, 2013:

Proved Undeveloped Reserves (Mmcfe)
Proved undeveloped reserves at December 31, 2012 (1)	9,087
Revisions of previous estimates (2)	(6,525)
Extensions, discoveries and other additions (3)	15,024
Purchase of minerals in place (4)	44,289
Disposition of reserves in place	(1,500)
Conversion to proved developed	(2,100)
Proved undeveloped reserves at December 31, 2013	58,275

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
The reserves attributable to this rate acceleration well are calculated incrementally. The field-wide simulation model is run first without this well to generate a total field gas and condensate projection. The model is then run again with the rate acceleration well included. The difference between these two cases is the incremental PUD reserve case. Of the gas volumes the rate acceleration well is projected to produce, the majority comes from other wells in the field, such that the incremental gas recovery for the rate acceleration well is much less, and results in a negative condensate volume as of December 31, 2011.
(2) Of this amount, approximately 6.0 Bcfe is attributable to the rate acceleration well in our Dutch and Mary Rose field, as a result of additional information obtained from the other wells in that field.
(3) Of this amount, 2.2 Bcfe is attributable to our South Timbalier 17 well, which we expect to begin production in mid-2014, while the remaining 12.8 Bcfe is attributable to onshore drilling during the quarter ended December 31, 2013.
(4) Attributable to our Merger with Crimson and the purchase of additional interests in our operated Dutch wells.
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
Reserves Attributable to our Investment in Exaro
Estimates of proved reserves and future net revenue as of December 31, 2013 and 2012 associated with our investment in Exaro, which we account for using the equity method, were prepared by W.D. Von Gonten and Associates (“Von Gonten”) in accordance with the definitions and regulations of the SEC. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers and geoscientists that meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Reserves as of December 31, 2013 were reviewed by our corporate reservoir engineering department as described above. Reserves as of December 31, 2012 were reviewed by members of the Company’s management, including Mr. Joseph J. Romano, the Company’s then-Chief Executive Officer, and Mr. Brad Juneau, as described above. The technical individual at Von Gonten responsible for overseeing the preparation of our reserve estimates as of December 31, 2013 and December 31, 2012 has over 13 years of practical experience in the estimation and evaluation of reserves; is a registered professional engineer in the state of Texas; holds a Bachelor of Science Degree in Petroleum Engineering; and is a member in good standing of the Society of Petroleum Engineers.
The following table reflects our estimated proved reserves attributable to our Investment in Exaro:

	December 31, 2013	December 31, 2012
Crude Oil (MBbl)
Developed	439	133
Undeveloped	—	124
Total	439	257

Natural Gas (MMcf)
Developed	39,068	11,056
Undeveloped	—	5,771
Total	39,068	16,827

Total MMcfe
Developed	41,702	11,854
Undeveloped	—	6,515
Total	41,702	18,369

Proved developed reserves percentage	100%	65%
Standardized measure (1)	$63,906	$5,270
Prices utilized in estimates (2)
Crude oil ($/Bbl)	$87.89	$85.71
Natural gas ($/MMBtu)	$4.04	$2.78

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

Prior Year Reserves
    Our estimated net proved natural gas, oil and natural gas liquids reserves as of December 31, 2012, 2011 and 2010 are disclosed in Item 8. Financial Statements and Supplementary Data – Supplemental Oil and Gas Disclosures (Unaudited), and were based on reserve reports generated by Cobb, while the reserves associated with our 37% investment in Exaro were prepared by Von Gonten. The reserve estimates as of December 31, 2010 also include the reserves associated with the Joint Venture Assets which were prepared exclusively by Lonquist & Co. LLC (“Lonquist”). These Joint Venture Asset reserves account for approximately 7% of our total reserves as of December 31, 2010 and were sold on May 13, 2011. The technical person at Lonquist responsible for overseeing the preparation of our Joint Venture Asset reserve estimates had over 23 years of practical experience in the estimation and evaluation of reserves, is a registered professional engineer in the state of Texas, has a BS in Petroleum Engineering, and is a member in good standing of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. This individual meets or exceeds the education, training, and experience requirements set forth in the standards pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and is proficient in the application of industry standard practices to engineering evaluations as well as the application of SEC and other industry definitions and guidelines.

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
The merger-related lawsuits allege, among other things, that Crimson’s board of directors failed to take steps to obtain a fair price, failed to properly value Crimson, failed to protect against alleged conflicts of interest, failed to conduct a reasonably informed evaluation of whether the transaction was in the best interests of stockholders, failed to fully disclose all material information to stockholders, acted in bad faith and for improper motives, engaged in self-dealing, discouraged other strategic alternatives, took steps to avoid competitive bidding, and agreed to allegedly unreasonable deal protection mechanisms, including the no-shop, fiduciary-out provisions and termination fee. The lawsuits also allege that Contango and certain other defendants aided and abetted the other defendants in violating duties to the Crimson stockholders. The known plaintiffs in these lawsuits collectively owned a very small percentage of the total outstanding shares of Crimson common stock at the time of the Merger, which was approved by Contango’s pre-merger shareholders (89% of outstanding shares and 99% of voted shares were voted in favor of the Merger) and Crimson’s pre-merger shareholders (69% of outstanding shares and 88% of voted shares were voted in favor of the Merger). The Company believes that these merger-related lawsuits are without merit and intends to contest them vigorously. The Company has maintained an officers and directors liability insurance policy for Crimson former directors and officers and has made a claim under the policy for coverage of these merger-related lawsuits.
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
Year Ended December 31, 2013:
Quarter ended March 31, 2013	$46.05	$36.27
Quarter ended June 30, 2013	$40.49	$33.50
Quarter ended September 30, 2013	$40.06	$33.22
Quarter ended December 31, 2013	$48.80	$36.46
Year Ended December 31, 2012:
Quarter ended March 31, 2012	$65.08	$56.73
Quarter ended June 30, 2012	$60.24	$51.00
Quarter ended September 30, 2012	$61.16	$49.11
Quarter ended December 31, 2012	$52.64	$38.10
    From the period from January 1, 2014 to March 27, 2014, our common stock traded at prices between $40.09 and $50.44 per share.
General
The following descriptions are summaries of material terms of our common stock, preferred stock, certificate of incorporation and bylaws. This summary is qualified by reference to our certificate of incorporation, bylaws and the designations of our preferred stock, which are filed as exhibits to this report on Form 10-K/A, and by the provisions of applicable law.
Common Stock
We are authorized to issue up to 50 million shares of common stock. As of March 27, 2014, there were approximately 24.4 million shares of common stock issued and 19.4 million shares of common stock outstanding held by approximately 284 registered shareholders. Approximately 0.1 million shares are in reserve for outstanding stock options under our 2005 Stock Incentive Plan, which we adopted from Crimson in connection with the Merger.
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
Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the board of directors out of funds legally available therefor. The Company paid a special one-time dividend of $30.5 million, or $2 per share during the year ended December 31, 2012. Any decision to pay future dividends on our common stock will be at the discretion of our board and will depend upon our financial condition, results of operations, capital requirements, and other factors our board may deem relevant. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, as we currently intend to retain all future earnings to fund the development and growth of our business. Our credit facility with Royal Bank of Canada and other lenders currently restricts our ability to pay cash dividends on our common stock, and we may also enter into credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock.
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
Under the original terms of the 2009 Plan, the Company may issue up to 1,500,000 shares of common stock or stock options with an exercise price of each option equal to or greater than the market price of the Company’s common stock on the date of grant. The Company may grant officers and employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, can only be stock options that are not qualified as incentive stock options. Options granted generally expire after five or ten years. The vesting schedule varies, and can vest over a two, three or four-year period. As of December 31, 2012, there were no options or restricted shares of common stock outstanding under the 2009 Plan.
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
$50 Million Share Repurchase Program
In September 2011, our board of directors approved a $50 million share repurchase program, effective upon completion of the $100 million share repurchase program. The repurchases are subject to the same terms and conditions as repurchases under the $100 million share repurchase program. No shares were purchased during the year ended December 31, 2013. For the year ended December 31, 2012, we purchased the following shares under the $50 million share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased Under Program
May 9 - 31, 2012	36,098	$53.56	71,761	$45.7 million
June 1-4, 2012	28,620	$51.92	100,381	$44.2 million
October 2-5, 2012	97,496	$50.82	197,877	$39.2 million
Additionally, in February 2012, the Company net-settled 45,000 stock options from two officers for $0.5 million. As of December 31, 2013, the Company had invested $10.8 million in this share repurchase program to purchase 197,877 shares and net-settle 45,000 stock options from two officers, leaving $39.2 million available for future purchases.
    Under the terms of our credit facility with Royal Bank of Canada entered into on October 1, 2013, share repurchases are limited to $1 million per calendar year, and may only be purchased from officers, directors, employees and consultants upon their death, disability, retirement or termination, in accordance with any termination agreement or employment agreement.

Stock Performance Graph
    The following graph compares the yearly percentage change from December 31, 2008 until December 31, 2013 in the cumulative total stockholder return on our common stock to the cumulative total return on the S&P Smallcap 600 Index, a pre-Merger peer group of companies and a post-Merger group of companies.
    Prior to the Merger, we compared our return to a selected peer group which included Stone Energy Corporation, SandRidge Energy Inc., Callon Petroleum, Energy XXI (Bermuda) Limited, and W&T Offshore, Inc. ("Pre-Merger Peer Group"). As a result of our Merger with Crimson, we made changes to our peer group to remove Stone Energy Corporation and SandRidge Energy Inc. due to dissimilarities to our operational and financial characteristics, and added Petroquest Energy, Inc. and Swift Energy Company. After the change in companies, our peer group consists of Petroquest Energy, Inc., Swift Energy Company, Callon Petroleum, Energy XXI (Bermuda) Limited and W&T Offshore, Inc. ("Post-Merger Peer Group").
    Our common stock began trading on the NYSE MKT (previously American Stock Exchange) on January 19, 2001 and before that had traded on the Nasdaq over-the-counter Bulletin Board. The graph assumes that a $100 investment was made in our common stock and each index on December 31, 2008, adjusted for stock splits and dividends. The stock performance for our common stock is not necessarily indicative of future performance.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Contango Oil & Gas Company	100.00	83.50	102.90	103.34	79.18	88.34
S&P Smallcap 600	100.00	125.57	158.60	160.22	186.37	263.37
Pre-Merger Peer Group	100.00	130.63	168.02	193.16	164.64	171.14
Post-Merger Peer Group	100.00	109.35	192.49	197.52	164.33	152.21

Item 6. Selected Financial Data
    On October 1, 2013 the Company's board of directors approved a change in fiscal year end from June 30 to December 31. Unless otherwise noted, all references to "years" in this report refer to the twelve-month period which ends on December 31 of each year. The following selected financial data for the years ended December 31, 2013, 2012 and 2011 have been derived from the audited consolidated financial statements of Contango contained in our Form 10-K/A for the applicable fiscal year. The selected financial data for the years ended December 31, 2010 and 2009 have not been audited. The selected consolidated financial data (not including proved reserve information) set forth below is for continuing operations and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes to those consolidated financial statements included elsewhere in this Form 10-K/A.
    Selected financial data for the year ended December 31, 2013 includes results of operations and cash flows of Crimson starting from October 1, 2013, the date of the Merger. Consolidated balance sheet and reserves information as of December 31, 2013 include the balance sheet and reserves information of Crimson and its subsidiaries adjusted in accordance with the acquisition method of accounting, which requires that assets acquired and liabilities assumed in the Merger be recorded at their fair value at the date of acquisition with the difference between the purchase price and value of assets and liabilities be recorded as a goodwill. No goodwill was recognized as a results of the Merger between Contango and Crimson.
Selected financial information for the five years ended December 31, 2013 is as follows (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011	2010	2009
				(unaudited)	(unaudited)
Natural gas and oil sales (a)	$164,121	$145,868	$198,498	$180,331	$154,101

Income (loss) from continuing operations (b)	$41,362	$(907)	$69,909	$46,831	$38,605
Discontinued operations, net of income taxes	—	(29)	(1,204)	983	—
Net income (loss) attributable to common stock	$41,362	$(936)	$68,705	$47,814	$38,605

Net income (loss) per share:
Basic
Continuing operations	$2.56	(0.06)	$4.49	$2.97	$2.43
Discontinued operations	—	—	(0.08)	0.06	—
Total	$2.56	$(0.06)	$4.41	$3.03	$2.43
Diluted
Continuing operations	$2.56	$(0.06)	$4.49	$2.93	$2.38
Discontinued operations	—	—	(0.08)	0.06	—
Total	$2.56	$(0.06)	$4.41	$2.99	$2.38
Weighted average shares outstanding:
Basic	16,156	15,295	15,582	15,747	15,912
Diluted	16,158	15,295	15,585	15,957	16,219

	Year Ended December 31,
	2013	2012	2011	2010	2009
				(unaudited)	(unaudited)
Working capital (deficit ) (c)	$(33,162)	$100,901	$163,245	$61,716	$60,039
Capital expenditures	$62,552	$78,549	$40,330	$132,413	$33,163
Cash dividends (d)	$—	$30,510	$—	$6	$—
Long term debt (e)	$90,000	$—	$—	$—	$—
Shareholders’ equity	$593,050	$403,929	$444,003	$392,298	$382,409
Total assets	$910,304	$561,106	$621,817	$579,075	$584,926

Proved Reserve Data:
Total proved reserves (Mmcfe) (f)	313,866	221,096	261,201	297,791	353,385
Pre-tax net present value (discounted 10%)	$987,213	$594,397	$909,675	$912,066
Standardized measure (f)	$771,443	$388,012	$591,833	$603,408
(a) The increase in natural gas and oil sales for the year ended December 31, 2013 is attributable to the merger with Crimson.
(b) During the year ended December 31, 2012, we drilled two unsuccessful exploratory wells resulting in exploration expenses of approximately $50 million, including leasehold costs. Also during the year ended December 31, 2012, we revised estimated proved reserves at Ship Shoal 263, resulting in non-cash impairment expenses of approximately $12.0 million. During the year ended December 31, 2013 we completed a workover on our Vermilion 170 well at a cost of approximately $12.0 million.
(c) The decrease in working capital for the year ended December 31, 2013 is attributable to using all of our cash reserves to pay down Crimson debt at the time of the Merger.
(d) On November 29, 2012, the board of directors declared a one-time special dividend of $2.00 per share of common stock which was paid on December 17, 2012.
(e) On October 1, 2013, in connection with the Merger, we entered into a revolving credit facility with Royal Bank of Canada and other lenders. As of December 31, 2013, we had $90 million outstanding under such facility.
(f) During the year ended December 31, 2012, our proved reserves decreased by approximately 40.1 Bcfe and our standardized measure decreased by approximately $203.8 million. The major contributors to this decrease include normal production of 28.8 Bcfe during the year, a 9.2 Bcfe decrease in our Ship Shoal 263 reserve estimates, and an 11.5 Bcfe decrease in our Vermilion 170 reserve estimates, slightly offset by an increase in our Dutch and Mary Rose reserve estimates, all as determined by our reservoir engineer.
During the year ended December 31, 2013, our proved reserves increased by approximately 92.8 Bcfe and our standardized measure increased by approximately $383.4 million, primarily as a result of our merger with Crimson. Also contributing to the increase was the exercise of our preferential right to purchase approximately 17.0 Bcfe related to our five Contango-operated Dutch wells, slightly offset by 28.2 Bcfe of production, a 19.2 Bcfe decrease in our Dutch and Mary Rose reserve estimates based upon additional pressure data, and a 2.5 Bcfe decrease in our Vermilion 170 reserve estimates, as determined by our reservoir engineer.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report. On October 1, 2013 the Company's board of directors approved a change in fiscal year end from June 30 to December 31. Unless otherwise noted, all references to "years" in this report refer to the twelve-month period which ends on December 31 of each year. This Form 10-K/A covers the three year period ended December 31, 2013.
Overview
We are a Houston, Texas based independent energy company engaged in the acquisition, exploration, development, exploitation and production of crude oil and natural gas offshore in the shallow waters of the Gulf of Mexico and in the onshore Gulf Coast regions of the United States and Colorado.
On October 1, 2013, we completed a merger with Crimson, under an all-stock transaction pursuant to which Crimson became a wholly-owned subsidiary of Contango. The Merger with Crimson has given us access to high rate of return onshore prospects in known, prolific producing areas as well as long-life resource plays in Southeast Texas (the Woodbine oil and liquids- rich play) and South Texas (the Buda and Eagle Ford Shale oil and liquids-rich plays). We believe these areas provide significant long-term growth potential from multiple formations. Our production for the year ended December 31, 2013 was approximately 87% offshore and 13% onshore. Our production for the three months ended December 31, 2013 was approximately 63% offshore and 37% onshore. As of December 31, 2013, our proved reserves were approximately 61% offshore and 39% onshore and our proved developed reserves were approximately 74% offshore and 26% onshore.
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
Reserve Replacement
Generally, producing properties offshore in the Gulf of Mexico have high initial production rates, followed by steep declines. We must locate and develop, or acquire, new natural gas and oil reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and/or acquire natural gas and oil reserves. The Company drilled one productive offshore well in each of the years ended December 31, 2011 and 2013. For the year ended December 31, 2012, however, the Company drilled two unsuccessful exploratory wells at Ship Shoal 134 and South Timbalier 75. In June 2012 and March 2013, the Company successfully acquired nine lease blocks at two Gulf of Mexico lease sales. Our plan is to apply for permits to drill these prospects during the next several years.
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
Results of Operations
The table below sets forth our average net daily production data in Mmcfed from our fields for each of the periods indicated:

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Dutch and Mary Rose	59.3	67.5	54.2	57.2	59.5	57.2	61.7	59.1
Vermilion 170	15.3	15.5	10.5	12.9	3.6	4.0	9.6	9.6
Southeast Texas (1)	—	—	—	—	—	—	—	24.3
South Texas (1)	—	—	—	—	—	—	—	14.7
Other (1)	8.1	7.8	3.5	2.6	1.5	1.0	0.7	2.5
	82.7	90.8	68.2	72.7	64.6	62.2	72.0	110.2

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
Other
For all of the periods presented, Other includes our Ship Shoal 263 well, the TMS, East Texas and Colorado. Production at Ship Shoal 263 has been negatively impacted since 2011 by overheating, scaling problems, and water production. The well has also been shut-in several times for production logging and chemical treatment. The well reached payout during fiscal year 2012. We will continue producing this well as long as it is economical.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012; and Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids ("NGLs") from continuing operations for the years ended December 31, 2013, 2012 and 2011. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six thousand cubic feet (“Mcf”) of natural gas. Reported lease operating expenses include production taxes, such as ad valorem and severance. Information for the year ended December 31, 2013 includes twelve months of Contango activity (January - December) and three months of post-merger Crimson activity (October - December).

	Year Ended December 31,			Year Ended December 31,
	2013	2012	%	2012	2011	%
Revenues:	(thousands)			(thousands)
Natural gas sales	$79,289	$60,691	31%	$60,691	$94,666	(36)%
Condensate sales	$59,608	$56,237	6%	$56,237	$67,594	(17)%
NGL sales	$25,224	$28,940	(13)%	$28,940	$36,238	(20)%
Total revenues	$164,121	$145,868	13%	$145,868	$198,498	(27)%

Annual Production:
Natural gas (million cubic feet)
Dutch and Mary Rose field	17,018	16,954	*	16,954	18,872	(10)%
Vermilion 170 field	1,823	3,449	(47)%	3,449	1,212	185%
Southeast Texas field	875	—	100%	—	—	—%
South Texas field	623	—	100%	—	—	—%
Other fields	285	1,347	(79)%	1,347	2,713	(50)%
Total natural gas	20,624	21,750	(5)%	21,750	22,797	(5)%
Oil and condensate (thousand barrels)
Dutch and Mary Rose field	262	302	(13)%	302	394	(23)%
Vermilion 170 field	38	110	(65)%	110	50	120%
Southeast Texas field	160	—	100%	—	—	—%
South Texas field	95	—	100%	—	—	—%
Other fields	34	95	(64)%	95	180	(47)%
Total oil and condensate	589	507	16%	507	624	(19)%

	Year Ended December 31,			Year Ended December 31,
	2013	2012	%	2012	2011	%
Natural gas liquids (thousand barrels)
Dutch and Mary Rose field	514	503	2%	503	532	(5)%
Vermilion 170 field	68	141	(52)%	141	48	194%
Southeast Texas field	66	—	100%	—	—	—%
South Texas field	26	—	100%	—	—	—%
Other fields	3	16	(81)%	16	27	(41)%
Total natural gas liquids	677	660	3%	660	607	9%
Total (million cubic feet equivalent)
Dutch and Mary Rose field	21,674	21,784	(1)%	21,784	24,428	(11)%
Vermilion 170 field	2,459	4,955	(50)%	4,955	1,800	175%
Southeast Texas field	2,231	—	100%	—	—	—%
South Texas field	1,349	—	100%	—	—	—%
Other fields	507	2,013	(75)%	2,013	3,955	(49)%
Total production	28,220	28,752	(2)%	28,752	30,183	(5)%

Daily Production:
Natural gas (million cubic feet per day)
Dutch and Mary Rose field	46.6	46.4	*	46.4	51.7	(10)%
Vermilion 170 field	5.0	9.4	(47)%	9.4	3.3	185%
Southeast Texas field	9.5	—	100%	—	—	—%
South Texas field	6.8	—	100%	—	—	—%
Other fields	1.8	3.7	(51)%	3.7	7.4	(50)%
Total natural gas	69.7	59.5	17%	59.5	62.4	(5)%
Oil and condensate (thousand barrels per day)
Dutch and Mary Rose field	0.7	0.8	(13)%	0.8	1.1	(23)%
Vermilion 170 field	0.1	0.3	(67)%	0.3	0.1	120%
Southeast Texas field	1.7	—	100%	—	—	—%
South Texas field	1.0	—	100%	—	—	—%
Other fields	0.1	0.3	(67)%	0.3	0.5	(47)%
Total oil and condensate	3.6	1.4	157%	1.4	1.7	(19)%
Natural gas liquids (thousand barrels per day)
Dutch and Mary Rose field	1.4	1.4	—%	1.4	1.5	(5)%
Vermilion 170 field	0.2	0.4	(50)%	0.4	0.1	194%
Southeast Texas field	0.7	—	100%	—	—	—%
South Texas field	0.3	—	100%	—	—	—%
Other fields	—	—	—%	—	0.1	(41)%
Total natural gas liquids	2.6	1.8	44%	1.8	1.7	9%
Total (million cubic feet equivalent per day)
Dutch and Mary Rose field	59.4	59.7	(1)%	59.7	66.9	(11)%
Vermilion 170 field	6.7	13.6	(51)%	13.6	4.9	175%
Southeast Texas field	24.3	—	100%	—	—	—%
South Texas field	14.7	—	100%	—	—	—%
Other fields	2.7	5.5	(51)%	5.5	10.8	(49)%
Total production	107.8	78.8	37%	78.8	82.6	(5)%

	Year Ended December 31,			Year Ended December 31,
	2013	2012	%	2012	2011	%
Average Sales Price:
Natural gas (per thousand cubic feet)	$3.84	$2.79	38%	$2.79	$4.15	(33)%
Oil and condensate (per barrel)	$101.21	$110.92	(9)%	$110.92	$108.32	2%
Natural gas liquids (per barrel)	$37.26	$43.85	(15)%	$43.85	$59.70	(27)%
Total (per thousand cubic feet equivalent)	$5.82	$5.07	15%	$5.07	$6.58	(23)%

Expenses (thousands):
Operating expenses (including production taxes)	$36,784	23,720	55%	23,720	28,285	(16)%
Exploration expenses	$1,811	51,903	(97)%	51,903	—	100%
Depreciation, depletion and amortization	$65,529	44,896	46%	44,896	48,988	(8)%
Impairment of natural gas and oil properties	$776	14,079	(94)%	14,079	1,680	738%
General and administrative expenses	$26,512	11,265	135%	11,265	10,614	6%
Gain from affiliates (net of taxes)	$2,310	60	**	60	—	100%
Loss (gain) from sale of assets and other expense (income)	$(29,482)	$367	**	$367	201	83%

Selected data per Mcfe:
Operating expenses	$1.30	$0.82	59%	$0.82	$0.94	(13)%
General and administrative expenses	$0.94	$0.39	141%	$0.39	$0.35	11%
Depreciation, depletion and amortization of natural gas and oil properties	$2.32	$1.56	49%	$1.56	$1.62	(4)%

* Less than 1%
** Greater than 1,000%

Not included in the table above is production information from our discontinued operations. For the year ended December 31, 2011, our discontinued operations produced approximately 0.9 Mmcf of natural gas, 6,000 thousand barrels of condensate, and 27,000 barrels of natural gas liquids at average prices of $3.81 per Mcf, $102.83 per Bbl and $45.48 per Bbl, respectively. The Company did not have any production from discontinued operations for the years ended December 31, 2013 or 2012.
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

We reported revenues of approximately $164.1 million for the year ended December 31, 2013, compared to revenues of approximately $145.9 million for the year ended December 31, 2012. This increase in revenues was primarily attributable to increased natural gas, oil, condensate and NGL production due to our merger with Crimson, offset by decreased production from our Vermilion 170 well, which was shut-in for approximately half of 2013, further aided by a higher average equivalent sales price received for the period.
Our net natural gas production for the year ended December 31, 2013 was approximately 69.7 Mmcfd, up from approximately 59.5 Mmcfd for the year ended December 31, 2012. Additionally, net oil production increased from 1,400 barrels per day to 3,600 barrels per day, while NGL production increased from approximately 1,800 barrels per day to 2,600 barrels per day. In total, equivalent production increased from 78.8 Mmcfed to 107.8 Mmcfed. This increase in natural gas, oil and NGL production was attributable to our merger with Crimson.
We reported revenues of approximately $145.9 million for the year ended December 31, 2012, down from approximately $198.5 million reported for the year ended December 31, 2011. This decrease in revenues was principally attributable to lower equivalent production for the period as well as a lower average equivalent sales price received for the period.
Our net natural gas production for the year ended December 31, 2012 was approximately 59.5 Mmcfd, down from approximately 62.4 Mmcfd for the year ended December 31 2011. Net oil and condensate production for the comparable periods also decreased from approximately 1,700 barrels per day to approximately 1,400 barrels per day, and our NGL production slightly increased from 1,700 barrels per day to 1,800 barrels per day. In total, equivalent production decreased from 82.6 Mmcfed to 78.8 Mmcfed, principally attributable to our Eloise North well which stopped producing in October 2011 and was subsequently recompleted as our Mary Rose #5 well in early 2012, but has only produced intermittently since recompletion. Partially offsetting this decrease in production is our Vermilion 170 well which began producing in September 2011.
Average Sales Prices
For the year ended December 31, 2013, the price of natural gas was $3.84 per Mcf while the price for oil and NGLs was $101.21 per barrel and $37.26 per barrel, respectively. For the year ended December 31, 2012, the price of natural gas was $2.79 per Mcf while the price for oil and NGLs was $110.92 per barrel and $43.85 per barrel, respectively. For the year ended December 31, 2011, the price of natural gas was $4.15 per Mcf while the price for oil and NGLs was $108.32 per barrel and $59.70 per barrel, respectively.
Operating Expenses (including production taxes)
Operating expenses for the year ended December 31, 2013 were approximately $36.8 million, which included approximately $4.7 million in production and severance taxes and $12.0 million in workover costs for Vermilion 170. The remaining $20.1 million is related to well insurance and recurring lease operating expenses and is higher than 2012 due to the increased operational activity as a result of our merger with Crimson.
Operating expenses for the year ended December 31, 2012 were approximately $23.7 million, which included approximately $3.6 million in production and severance taxes and $1.8 million in workover costs. The remaining $18.3 million is related to well insurance and recurring lease operating expenses. Operating expenses for the year ended December 31, 2011 were approximately $28.3 million, which included approximately $4.5 million in severance taxes and $2.6 million in workover costs. The remaining $21.2 million is related to well insurance and recurring lease operating expenses.
Exploration Expenses
We reported approximately $1.8 million of exploration expenses for the year ended December 31, 2013, compared to $51.9 million for the year ended December 31, 2012. The higher costs incurred in 2012 consist of $50.0 million for our dry holes at Ship Shoal 134 and South Timbalier 75, $1.4 million related to an unsuccessful drilling program at Jim Hogg County, Texas and $0.3 million for geological and geophysical activities, seismic data and delay rentals.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the fiscal year ended December 31, 2013 was approximately $65.5 million. This compares to approximately $44.9 million for the year ended December 31, 2012. The increase in depreciation, depletion and amortization was primarily attributable to increased production as a result of our merger with Crimson.
Depreciation, depletion and amortization for the year ended December 31, 2012 was approximately $44.9 million. This compares to approximately $49.0 million for the year ended December 31, 2011. The decrease in depreciation, depletion and amortization was primarily attributable to an overall decrease in production due to our Eloise North well which stopped producing in October 2011 and was subsequently recompleted as our Mary Rose #5 well in early 2012, but has only produced intermittently since recompletion. Partially offsetting this decreased production is our Vermilion 170 well which began producing in September 2011.
Impairment of Natural Gas and Oil Properties
For the year ended December 31, 2013, the Company recorded impairment expense of approximately $0.8 million, related to leasehold costs on our Ship Shoal 83 prospect which we relinquished in August 2013, and leasehold costs on our Brazos Area 543 prospect.
For the year ended December 31, 2012, the Company recorded impairment expense of approximately $14.1 million. Of this amount, approximately $12.0 million related to our Ship Shoal 263 well and $2.1 million related to the Eugene Island 24 platform and other properties. For the year ended December 31, 2011, the Company recorded impairment expense of approximately$1.7 million related to the relinquishment of 14 lease blocks owned by Contango and REX.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2013 were approximately $26.5 million, compared to $11.3 million for the year ended December 31, 2012. Major components of general and administrative expenses for the year ended December 31, 2013 included approximately $1.2 million in State of Louisiana franchise taxes, $12.1 million in salaries and benefits ($3.2 million of which was non-cash stock based compensation), $0.7 million in insurance costs, $6.3 million in accounting, legal, tax and professional services, $1.8 million in office and other administrative expenses, $0.5 million in board of directors compensation, and $3.9 million attributable to the Merger with Crimson.
General and administrative expenses for the year ended December 31, 2012 were approximately $11.3 million, compared to $10.6 million for the year ended December 31, 2011. Major components of general and administrative expenses for the year ended December 31, 2012 included approximately $0.8 million in State of Louisiana franchise taxes, $5.6 million in salaries and benefits, $0.4 million in insurance costs, $3.3 million in accounting, legal, tax and professional services, $0.7 million in office and other administrative expenses, and $0.5 million in board of directors compensation.
General and administrative expenses for the year ended December 31, 2011 were approximately $10.6 million. Major components of general and administrative expenses for the year ended December 31, 2011 included approximately $0.7 million in State of Louisiana franchise taxes, $7.7 million in salaries and benefits, $0.4 million in insurance costs, $1.2 million in accounting, tax, legal and consulting expenses, $0.3 million in administrative costs, and $0.3 million related to board of directors compensation.
Gain from Affiliates
For the year ended December 31, 2013, the Company recorded a gain from affiliates of approximately $2.3 million , net of taxes of $1.2 million, related to our investment in Exaro.
Loss (gain) from sale of assets and other expense (income)
A gain from the sale of assets and other for the year ended December 31, 2013 was approximately $29.5 million, which consisted of $15.3 million related to our investment in Alta, $6.6 million related to the disposition of a portion of our South East Texas acreage, and includes the proceeds of a $10 million life insurance policy for the Company's former Chairman, President and Chief Executive Officer, Mr. Peak, who passed away on April 19, 2013.
Discontinued Operations
The table and discussions above, along with our financial statements, discuss only continuing operations for all fiscal years presented. Not reflected are the Company’s sold producing properties which generated approximately 0%, 0% and 2.5% of combined revenues for the year ended December 31, 2013, 2012 and 2011, respectively. See Note 18 to our Financial Statements – "Discontinued Operations" for a discussion of our discontinued operations.
Capital Resources and Liquidity
Our primary cash requirements are for capital expenditures, working capital, operating expenses, acquisitions and principal and interest payments on indebtedness. Our primary sources of liquidity are cash generated by operations, net of the realized effect of our hedging agreements, and amounts available to be drawn under our credit facility.
The table below summarizes certain measures of liquidity and capital expenditures, as well as our sources of capital from internal and external sources, for the periods indicated, in thousands.

	Year ended December 31,
	2013	2012	2011

Net cash provided by operating activities	$105,037	$90,122	$128,100
Net cash used in investing activities	$(34,795)	$(123,945)	$(2,558)
Net cash used in financing activities	$(149,729)	$(38,630)	$(17,037)
Cash and cash equivalents at the end of the period	$—	$79,487	$151,940
    Cash flow from operating activities provided approximately $105.0 million in cash for the year ended December 31, 2013 compared to $90.1 million for the year ended December 31, 2012. This increase in cash provided by operating activities was primarily attributable to our merger with Crimson, as well as not having any taxes due for the year ended December 31, 2013.
    Cash flow from operating activities provided approximately $90.1 million in cash for the year ended December 31, 2012 compared to $128.1 million for the year ended December 31, 2011. This decrease in cash provided by operating activities was primarily attributable to the timing of payments of the Company's obligations.

    Cash used in investing activities was approximately $34.8 million in cash for the year ended December 31, 2013 compared to $123.9 million for the year ended December 31, 2012. This decrease in cash used in investing activities was primarily attributable to $16.3 million less in capital expenditures for 2013, $39.4 million less in investment in affiliates for 2013, and $43.2 million in proceeds from the sale of assets and distributions from affiliates during the year ended December 31, 2013.
    Cash used in investing activities for the year ended December 31, 2012 was approximately $123.9 million compared to $2.6 million for the year ended December 31, 2011. This increase in cash used in investing activities was primarily attributable to $38.3 million more in capital expenditures in 2012 as a result of drilling two dry holes at Ship Shoal 134 and South Timbalier 75, $54.3 million more in investment in affiliates in 2012 as a result of our investment in Alta and Exaro, and $38.7 million in proceeds from the sale of assets during the year ended December 31, 2011.
    Cash used in financing activities was approximately $149.7 million for the year ended December 31, 2013 compared to $38.6 million used in financing activities in 2012. This increase in cash used in financing activities was primarily attributable to the payment of Crimson's existing debt upon closing of the Merger, partially offset by borrowings under our RBC Credit Facility.
    Cash used in financing activities for the year ended December 31, 2012 was approximately $38.6 million, compared to $17.0 million used in financing activities in 2011. This increase in cash used is attributable to paying a $30.5 million dividend to shareholders in December 2012.
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
    On October 1, 2013, the $235.4 million of assumed debt, accrued interest, the prepayment premium and $2.2 million of arrangement and upfront fees under the RBC Credit Facility were paid with the Company's existing cash of $127.6 million and drawings under our RBC Credit Facility of $110.0 million. As of December 31, 2013, we had $90 million outstanding under the RBC Credit Facility. As of March 27, 2014, we had $60 million outstanding under the RBC Credit Facility.
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
Income Taxes
    During the years ended December 31, 2013, 2012 and 2011, we paid approximately $0.3 million, $24.3 million and $30.0 million, respectively, in federal and state income taxes, net of cash refunds received.
Discontinued Operations
    The table below sets forth the proceeds received from discontinued operations for the year ended December 31, 2011, the impact of the sale on our developed reserve quantities, and a measure of our developed reserves held at the end of the year. See the reserve activity reported in Item 8. Financial Statements and Supplementary Data – Supplemental Oil and Gas Disclosures (Unaudited) for a more detailed discussion regarding our standardized measure. The Company did not have any material discontinued operations for the years ended December 31, 2013 or 2012.

Year of Property Sale	Proceeds Received	Reserves Sold (Bcfe)	Reserves at end of Fiscal Year (Bcfe)	Standardized Measure of Discounted Future Net Cash Flows at end of Fiscal Year
				(thousands)
2011	$38.7 million	17.2	261.2	$591,833
For the year ended December 31, 2011, we realized approximately $6.3 million in operating cash flows from discontinued operations, $10.9 million in investing cash flows from discontinued operations and used $17.1 million in financing cash flows from discontinued operations.
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
Application of Critical Accounting Policies and Management’s Estimates
The discussion and analysis of the Company’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company’s significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included as part of this Form 10-K/A. We have identified below the policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to natural gas and oil reserve estimates, on a periodic basis and bases its estimates on historical experience, independent third party reservoir engineers and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:
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
Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at December 31, 2013 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $3.3 million, $6.9 million and $11.0 million, respectively.

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
We are exposed to various risks including energy commodity price risk for our natural gas and oil production. When oil, natural gas, and natural gas liquids prices decline significantly our ability to finance our capital budget and operations may be adversely impacted. Our major commodity price risk exposure is to the prices received. Realized commodity prices received for our production are tied to the spot prices applicable to natural gas and crude oil at the applicable delivery points. Prices received for natural gas and oil are volatile and unpredictable. For the year ended December 31, 2013, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximately $16.4 million impact on our revenues.
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
Item 8. Financial Statements and Supplementary Data
The financial statements and supplemental information required to be filed under Item 8 of Form 10-K are presented on pages F-1 through F-47 of this Form 10-K/A.
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
Management’s Report on Internal Control Over Financial Reporting
    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in 1992 Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2013.
    Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K/A, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report which is included herein.

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 28, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas
March 28, 2014

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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules:
The financial statements are set forth in pages F-1 to F-42 of this Form 10-K/A. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
(b) Exhibits:
The following is a list of exhibits filed as part of this Form 10-K/A. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, among Contango Oil & Gas Company, Contango Acquisition, Inc. and Crimson Exploration Inc., dated as of April 29, 2013. (26)
3.1	Certificate of Incorporation of Contango Oil & Gas Company. (5)
3.2	Second Amended and Restated Bylaws of Contango Oil & Gas Company. (16)
3.3	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (8)
4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (1)
4.2	Registration Rights Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, OCM Crimson Holdings, LLC and OCM GW Holdings, LLC. (26)
10.1	Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C. (2)
10.2	Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, LLC. dated effective as of September 1, 1999. (4)
10.3	Asset Purchase Agreement by and among Juneau Exploration, L.P. and Contango Oil & Gas Company dated January 4, 2002. (6)
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

10.65		Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and The Lenders Signatory Hereto dated October 1, 2013. (30)
10.66	*	Contango Oil & Gas Company Director Compensation Plan †
14.1		Code of Ethics. (31)
21.1		List of Subsidiaries. †
21.2		Organizational Chart. †
23.1	**	Consent of William M. Cobb & Associates, Inc.
23.2	**	Consent of Netherland, Sewell & Associates, Inc.
23.3	**	Consent of Lonquist & Co. LLC.
23.4	**	Consent of W.D. Von Gonten & Co.
23.5	**	Consent of Grant Thornton LLP.
31.1	**	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.
31.2	**	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Report of William M. Cobb & Associates, Inc. †
99.2		Report of Netherland, Sewell & Associates. †
99.3		Report of W.D. Von Gonten and Company †

†	Filed with Original Filing

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith

1.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.
3.	Reserved
4.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.
5.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
6.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2002, as filed with the Securities and Exchange Commission on January 8, 2002.
7.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2002.
8.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
9.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2003, as filed with the Securities and Exchange Commission on September 22, 2003.

10.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 2, 2005, as filed with the Securities and Exchange Commission on September 8, 2005.
11.	Reserved
12.	Reserved
13.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 3, 2008, as filed with the Securities and Exchange Commission on January 9, 2008.
14.	Filed as an exhibit to the Company’s report on Form 8-K, dated April 3, 2008, as filed with the Securities and Exchange Commission on April 9, 2008.
15.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission on August 29, 2008.
16.	Filed as an exhibit to the Company’s report on Form 8-K, dated March 19, 2014, as filed with the Securities and Exchange Commission on March 21, 2014.
17.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission on May 11, 2009.
18.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 22, 2009, as filed with the Securities and Exchange Commission on October 28, 2009.
19.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 20, 2010 as filed with the Securities and Exchange Commission on October 25, 2010.
20.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission on November 9, 2010.
21.	Filed as an exhibit to the Company’s report on Form 8-K, dated May 13, 2011 as filed with the Securities and Exchange Commission on May 18, 2011.
22.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Securities and Exchange Commission on September 13, 2010.
23.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of March 31, 2012, as filed with the Securities and Exchange Commission on April 5, 2012.
24.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the Securities and Exchange Commission on August 29, 2013.
25.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on August 29, 2012.
26.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of April 29, 2013, as filed with the Securities and Exchange Commission on May 1, 2013.
27.	Filed as an exhibit to the Company's report on Form 10-Q for the quarter ended December 31, 2012, as filed with the Securities and Exchange Commission on February 11, 2013.
28.	Filed as an exhibit to the Company's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on June 13, 2013.
29.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of June 7, 2013, as filed with the Securities and Exchange Commission on June 14, 2013.
30	Filed as an exhibit to the Company’s Current Report on Form 8-K dated as of October 1, 2013, as filed with the Securities and Exchange Commission on October 2, 2013.
31	Filed as an exhibit to the Company’s report on Form 8-K dated as of January 30, 2014, as filed with the Securities and Exchange Commission on January 30, 2014

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

Name	Title	Date

/s/ JOSEPH J. ROMANO Joseph J. Romano	Director	March 28, 2014

/s/ B.A. BERILGEN B. A. Berilgen	Director	March 28, 2014

/s/ B. JAMES FORD B. James Ford	Director	March 28, 2014

/s/ ELLIS L. MCCAIN Ellis L. McCain	Director	March 28, 2014

/s/ CHARLES M. REIMER Charles M. Reimer	Director	March 28, 2014

/s/ STEVEN L. SCHOONOVER Steven L. Schoonover	Director	March 28, 2014

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Contango Oil & Gas Company

We have audited the accompanying consolidated balance sheets of Contango Oil & Gas Company (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Contango Oil & Gas Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 28, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Houston, Texas
March 28, 2014

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	December 31,
	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$—	$79,487
Accounts receivable, net	60,613	48,850
Prepaid expenses	2,031	2,479
Inventory	2,147	2,757
Current deferred tax asset	1,326	—
Total current assets	66,117	133,573
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	1,001,361	554,967
Unproved properties	49,443	22,661
Other property and equipment	900	227
Accumulated depreciation, depletion and amortization	(260,681)	(197,874)
Total property, plant and equipment, net	791,023	379,981
NON-CURRENT ASSETS:
Investment in affiliates	50,901	47,327
Other	2,263	225
Total non-current assets	53,164	47,552
TOTAL ASSETS	$910,304	$561,106

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$96,833	$32,672
Current derivative liability	1,131	—
Current asset retirement obligation	1,315	—
Total current liabilities	99,279	32,672
NON-CURRENT LIABILITIES:
Long-term debt	90,000	—
Deferred tax liability	105,956	115,858
Asset retirement obligation	22,019	8,647
Total non-current liabilities	217,975	124,505
Total liabilities	317,254	157,177
COMMITMENTS AND CONTINGENCIES (NOTE 14)
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50 million shares authorized, 24,356,236 shares issued and 19,363,711 shares outstanding at December 31, 2013, 20,135,107 shares issued and 15,194,952 shares outstanding at December 31, 2012	962	805
Additional paid-in capital	228,644	79,025
Treasury stock at cost (4,992,525 shares at December 31, 2013 and 4,940,155 shares at December 31, 2012)	(119,180)	(117,163)
Retained earnings	482,624	441,262
Total shareholders’ equity	593,050	403,929
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$910,304	$561,106

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
REVENUES:
Crude oil and condensate sales	$59,608	$56,237	$67,594
Natural gas sales	79,289	60,691	94,666
Natural gas liquids sales	25,224	28,940	36,238
Total revenues	164,121	145,868	198,498
EXPENSES:
Lease operating expenses	32,091	20,118	23,745
Production and ad valorem taxes	4,693	3,602	4,540
Exploration expenses	1,811	51,903	—
Depreciation, depletion and amortization	65,529	44,896	48,988
Impairment of oil and gas properties	776	14,079	1,680
General and administrative expense	26,512	11,265	10,614
Total expenses	131,412	145,863	89,567
OTHER INCOME (EXPENSE):
Gain from investment in affiliates (net of income taxes)	2,310	60	—
Gain (loss) from sale of assets and return on investments	31,785	(463)	4
Interest income/(expense)	(1,171)	96	(205)
Net loss on derivatives	(1,132)	—	—
Total other income/(expense)	31,792	(307)	(201)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	64,501	(302)	108,730
Provision for income taxes	(23,139)	(605)	(38,821)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	41,362	(907)	69,909
DISCONTINUED OPERATIONS, NET OF INCOME TAX (NOTE 18)	—	(29)	(1,204)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$41,362	$(936)	$68,705
NET INCOME (LOSS) PER SHARE:
Basic
Continuing operations	$2.56	$(0.06)	$4.49
Discontinued operations	—	0.00	(0.08)
Total	$2.56	$(0.06)	$4.41
Diluted
Continuing operations	$2.56	$(0.06)	$4.49
Discontinued operations	—	0.00	(0.08)
Total	$2.56	$(0.06)	$4.41

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,156	15,295	15,582
Diluted	16,158	15,295	15,585

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

			Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2010	15,665	$805	$79,279	$(91,789)	$404,003	$392,298

Treasury shares at cost	(308)	—	—	(17,000)	—	(17,000)
Net income	—	—	—	—	68,705	68,705
Balance at December 31, 2011	15,357	$805	$79,279	$(108,789)	$472,708	$444,003

Tax benefit from exercise of stock options	—	—	(254)	—	—	$(254)
Treasury shares at cost	(162)	—	—	(8,374)	—	(8,374)
Dividends	—	—	—	—	(30,510)	(30,510)
Net loss	—	—	—	—	(936)	(936)
Balance at December 31, 2012	15,195	$805	$79,025	$(117,163)	$441,262	$403,929

Acquisition of Crimson	3,864	154	146,414	—	—	146,568
Exercise of stock options	1	3	26	—	—	29
Treasury shares at cost	(52)	—	—	(2,017)	—	(2,017)
Stock-based compensation	356	—	3,179	—	—	3,179
Net income	—	—	—	—	41,362	41,362
Balance at December 31, 2013	19,364	$962	$228,644	$(119,180)	$482,624	$593,050
The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$41,362	$(907)	$69,909
Income (loss) from discontinued operations, net of taxes	—	(29)	(1,204)
Net income (loss)	41,362	(936)	68,705
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	65,529	44,896	52,398
Impairment of natural gas and oil properties	767	14,078	3,240
Exploration expenses	(9)	51,379	(477)
Deferred income taxes	13,159	(8,569)	(6,382)
Loss (gain) on sale of assets	(21,961)	—	1,094
Loss (gain) from investment in affiliates	(3,554)	(92)	—
Stock-based compensation	3,180	(154)	179
Tax benefit from exercise of stock options	—	(254)	—
Unrealized loss on derivative instruments	1,410	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other	(6,285)	19,894	(2,789)
Decrease (increase) in inventory	610	(2,497)	470
Decrease (increase) in prepaids and other receivables	30	(347)	2,828
Increase (decrease) in accounts payable and advances from joint owners	(4,720)	(10,918)	583
Increase (decrease) in other accrued liabilities	3,569	(877)	(958)
Increase (decrease) in income taxes payable, net	11,778	(15,117)	9,204
Other	172	(364)	5
Net cash provided by operating activities	105,037	90,122	128,100
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development	(62,208)	(78,536)	(40,229)
Sale of oil and gas properties	20,000	—	38,671
Advance under note receivable	—	(500)	(400)
Repayment of note receivable	—	900	—
Investments in affiliates	(15,397)	(54,765)	(499)
Distributions from affiliates	23,154	8,969	—
Additions to furniture and equipment	(344)	(13)	(101)
Net cash used in investing activities	(34,795)	(123,945)	(2,558)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	180,394	—	—
Repayments under credit facility	(90,394)	—	—
Payment of long-term debt	(235,373)	—	—
Dividends	—	(30,510)	—
Purchase of common stock	(2,017)	(8,374)	(17,000)
Proceeds from exercise of stock options	31	—	—
Tax benefit from exercise/cancellation of stock options	—	254	—
Debt issuance costs	(2,370)	—	(37)
Net cash used in financing activities	(149,729)	(38,630)	(17,037)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(79,487)	(72,453)	108,505
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79,487	151,940	43,435
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$79,487	$151,940
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Contango Oil & Gas Company and its subsidiaries, after elimination of all material intercompany balances and transactions. All wholly-owned subsidiaries are consolidated. Oil and gas exploration and development affiliates which are not controlled by the Company, such as REX, are proportionately consolidated. Financial statements as of December 31, 2013 and 2012 and for the three years ended December 31, 2013 contained herein, include consolidated results of operations of both Contango Oil and Gas Company ("Contango") and Crimson for the period from the closing date of the Merger to December 31, 2013 and only consolidated financial statements of Contango for all other the periods presented herein.
Financial statements as of December 31, 2013 and 2012 and for the three years ended December 31, 2013 include consolidated results of operations of both Contango and Crimson for the period from the closing of the Merger on October 1, 2013 to December 31, 2013 and consolidated financial statements of Contango only for all other periods.
Change of Year-End
On October 1, 2013 the Company's board of directors approved a change in fiscal year end from June 30 to December 31, commencing with the twelve-month period beginning on January 1, 2014. Unless otherwise noted, all references to "years" in this report refer to the twelve-month period which ends on December 31 of each year. As a result of this change, on March 3, 2014

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

we filed a Transition Report on Form 10-K for the six-month period ended December 31, 2013. This Annual Report on Form 10-K/A is filed to present a recast of historical financial information for the three-year period ending on December 31, 2013.
Other Investments
Contango’s 19.5% ownership of Moblize Inc. (“Moblize”) and 2.0% indirect ownership of Alta Energy Canada Partnership, LLC ("Alta") are accounted for using the cost method. Under the cost method, Contango records an investment at cost, and recognizes dividends or distributions received as income. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. During the year ended December 31, 2013, the Company had a significant distribution from Alta in excess of its original investment. The gain in excess of the original investment is included in the Gain (loss) from sale of assets and return on investments line item in the Company's income statement and in the investing cash flows in the Company's Cash Flow Statement for the year ended December 31, 2013.
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
Revenue Recognition
Revenues from the sale of natural gas and oil produced are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, production imbalance occurs. If production imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. As of December 31, 2013, and 2012, the Company had no significant imbalances.
Cash Equivalents
Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of December 31, 2013, the Company had no cash and cash equivalents. Under the Company’s cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified in accounts payable in the consolidated balance sheets. At December 31, 2013, accounts payable included $5.9 million representing outstanding checks that had not been presented for payment net of cash balance in the bank as of December 31, 2013. There were no outstanding checks that had not been presented for payment included in accounts payable at December 31, 2012.
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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Accounts receivable allowance for bad debt was $0.6 million and zero, as of December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012 the carrying value of the Company’s accounts receivable approximated fair value.
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
Impairment of Oil and Gas Properties
When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the estimated future undiscounted cash flows, based on the Company’s estimate of future reserves, natural gas and oil prices and operating costs and anticipated production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to its fair value. No impairment of proved properties was recognized during the years ended December 31, 2013 or 2011. For the year ended December 31, 2012, the Company recorded an impairment expense of approximately $14.1 million related to proved properties. Of this amount, approximately $12.0 million related to our Ship Shoal 263 well and $2.1 million related to the Eugene Island 24 platform and other properties. Despite the write-down of Ship Shoal 263, this well reached payout during the year ended December 31, 2012.
Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, and any such impairment is charged to expense in the period. The Company did not recognize any impairment of unproved properties for the year ended December 31, 2012. For the year ended December 31, 2013, we recorded an impairment expense on unproved properties of $0.6 million related to leasehold costs on our Ship Shoal 83 prospect which we relinquished in August 2013, and $0.2 million related to leasehold costs on our Brazos Area 543 prospect. For the year ended December 31, 2011, we recorded impairment expense on unproved properties of approximately $1.7 million, related to the relinquishment of 14 unproved lease blocks owned by Republic Exploration, LLC ("REX") and Contango.
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
Income Taxes
The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have significant uncertain tax positions as of December 31, 2013. The amount of unrecognized tax benefits did not materially change from December 31, 2012. The amount of unrecognized tax benefits may change in the next twelve months; however, we do not expect the change to have a significant impact on our financial position or results of operations. The Company includes interest and penalties in interest income and general and administrative expenses, respectively, in its statement of operations.
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
 Debt Issuance Costs
Debt issuance costs incurred are capitalized and subsequently amortized over the term of the related debt. During the year ended December 31, 2013 the Company incurred $2.2 million of debt issuance costs in relation to the new RBC credit facility entered into in conjunction with the Merger with Crimson. The debt issuance costs will be amortized over the original four year term of the credit line with amortization expense included in Depreciation, Depletion and Amortization line item in the Company's income statement for the year ended December 31, 2013.
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
Derivative Instruments and Hedging Activities
The Company accounts for its derivative activities under the provisions of ASC 815, Derivatives and Hedging (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

asset or liability measured at fair value. From time to time, the Company may hedge a portion of its forecasted oil and natural gas production. Derivative contracts entered into by the Company have consisted of transactions in which the Company hedges the variability of cash flow related to a forecasted transactions using variable to fixed swaps and collars . The Company elected to not designate any of its derivative positions for hedge accounting. Accordingly, the net change in the mark-to-market valuation of these positions as well as all payments and receipts on settled derivative contracts are recognized in "Net loss on derivatives" on the consolidated statements of operations for the year ended December 31, 2013. The Company did not have any derivative instruments or hedging activities for the year ending December 31, 2012 or 2011. Derivative instruments with settlement date within one year are included in current assets or liabilities, whereas derivative instruments with settlement dates exceeding one year are included in non-current assets or liabilities. The Company calculates a net asset or liability for current and non-current derivative instruments for each counterparty based on the settlement dates within the respective contracts.
Reclassifications
Certain reclassifications have been made to the presentation of certain balance sheet, income statement and cash flow items in the respective statements for the year ended December 31, 2012 and 2011 in order to conform to the presentation for the year ended December 31, 2013. These reclassifications were not material.
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
3. Concentration of Credit Risk
The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of our natural gas, oil and natural gas liquids for the year ended December 31, 2013 were ConocoPhillips Company (48%), Shell Trading US Company (16%), Sunoco Inc (9%), Enterprise Products Operating LLC (7%), and ExxonMobil Oil Corp. (7%). Our sales to these companies are not secured with letters of credit and in the event of non-payment, we could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on our financial position. There are numerous other potential purchasers of our production.
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
Upon consummation of the Merger, the newly constituted board of directors of the Company consisted of Joseph J. Romano, Allan D. Keel, B.A. Berilgen, B. James Ford, Brad Juneau, Ellis L. McCain, Charles M. Reimer, and Steven L. Schoonover. The board of directors has appointed Allan D. Keel as President and Chief Executive Officer and E. Joseph Grady as Senior Vice President and Chief Financial Officer of the Company. Joseph J. Romano remains as Chairman of the Board. Messrs. Keel, Grady and certain other employees of Crimson entered into employment agreements with the Company that became effective upon the consummation of the Merger. The combined company has its headquarters and principal corporate office in Houston, Texas.
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
Crimson contributed revenues of $33.4 million and a loss of $0.7 million to the Company for the period from October 1, 2013 to December 31, 2013. The following unaudited pro forma summary presents consolidated information of the Company as if the Merger had occurred on January 1, 2012 (in thousands):

	Year Ended December 31,
	2013	2012
	(Unaudited)
Revenue	$256,594	$261,772
Net income (loss)	$40,166	$(83,912)
The unaudited pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results of Crimson to reflect the additional depletion that would have been charged assuming the fair value adjustment to oil and gas properties had been applied from January 1, 2012, together with the consequential tax effects. The pro forma depletion for each period presented was calculated based on the value of the oil and gas properties acquired giving effect to the fair value adjustments as a result of acquisition accounting and estimated DD&A rate for each period. This depletion rate was calculated by dividing production for the period by the beginning of the period proved reserves (calculated by adding back production to the ending proved reserves as of December 31, 2013). The combined historical depreciation, depletion and amortization expenses for the year ended December 31, 2013 and 2012 were increased by $1.9 million and $7.5 million, respectively, including $0.6 million and $0.4 million related to amortization of debt issuance costs for a new credit facility.
The pro forma interest expense for each period presented was adjusted to reflect the results of the repayment of the $175 million principal balance of the Second Lien Loan using cash available at the Merger date and total borrowings of $110.0 million under the new RBC Credit Facility, as if such repayment had occurred on January 1, 2012, which reduced total combined interest expenses for the years ended December 31, 2013 and 2012 by $16.0 million and $21.3 million, respectively. The expense related to the amortization of the original issue discount on the Second Lien Loan was also eliminated for each

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

period. The reduction in interest expense is offset by amortization of the debt issuance costs related to the debt refinancing which took take place at the Merger date, net of amortization related to the debt issuance costs for the historical Crimson First and Second Lien agreement that was refinanced upon closing of the Merger.
The pro forma net income was not adjusted for combined historical impairment charges of $2.9 million, $132.0 million, for the years ended December 31, 2013 and 2012, respectively.
Historical financial statements of Contango for the year ended December 31, 2013 include approximately $6.8 million of Merger related costs, including bankers success fees of $2.8 million and an accrued expense of $1.3 million related to bonus payable to Mr. Joseph J. Romano as a result of successfully completing the Merger. These expenses are included in general and administrative expense in the Company's consolidated statements of income for the respective periods.
Pro forma net income for the year ended December 31, 2013 does not include $5.7 million of stock based compensation expenses related to vesting of Crimson stock options on October 1, 2013 as a result of the Merger, amortization of debt issuance cost of $0.8 million, amortization of the remaining balance of debt discount of $3.7 million for Crimson debt as of the date of the Merger, and other Merger related costs, including $2.8 million bankers success fees, which were recognized in Crimson's results of operations for the period October 1, 2013, which is not included in consolidated financial statements of the Company. Pro forma net income also does not include benefit related to release of valuation allowance of $10.2 million in relation with the Merger. Although such expenses relate to the Merger, they do not represent recurring expenses and, therefore, are not included in the pro forma results of operations.
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
Southeast Texas Disposition
On December 31, 2013, the Company sold to an independent third party approximately 7.1% of its interest in all developed and undeveloped properties in Madison and Grimes Counties. The total sales price of $20 million is subject to a purchase price adjustment, based on production and operating expenses between the effective date of July 1, 2013 and the closing date of December 31, 2013. Preliminary estimated adjustment to the sales price of approximately $0.4 million increased the total proceeds from sales of these properties and is expected to be finalized in the first quarter of 2014. A gain of approximately $6.6 million related to this sale was recognized in the year ended December 31, 2013.
Proceeds from Alta
In August 2013, Alta sold its interest in the liquids-rich Kaybob Duvernay, which closed in October 2013. Proceeds from the sale are expected to be approximately $30.5 million, net to Contango. Contango has a 2% interest in Alta and a 5% interest in the Kaybob Duvernay project. The total distribution received from Alta during the year ended December 31, 2013 was approximately $23.1 million. An additional $5.4 million was received in February 2014. The total distributions from Alta are expected to exceed our original investment by $15.3 million.
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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

(4)	Commodity derivative based on Brent crude oil prices

(5)	Commodity derivative based on Henry Hub NYMEX natural gas prices
There was no activity or outstanding derivative contracts during the year ended December 31, 2012 or 2011.
The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of December 31, 2013 (in thousands):

	December 31, 2013
	Gross	Netting (1)	Total
Assets	$76	$(76)	$—
Liabilities	$(1,207)	$76	$(1,131)

(1)	Represents counterparty netting under agreements governing such derivatives
The following table summarizes the effect of derivative contracts on the Consolidated Statements of Operations for the year ended December 31, 2013 (in thousands):

Contract Type	Year ended December 31, 2013
Crude oil contracts	$180
Natural gas contracts	98
Realized gain	$278

Crude oil contracts	$(1,179)
Natural gas contracts	(231)
Unrealized loss	$(1,410)
Net loss on derivatives	$(1,132)
There were no gains or losses related to derivative instruments for the years ended December 31, 2012 or 2011.

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
During the year ended December 31, 2013, 312,838 restricted stock awards were granted under the 2009 Plan to officers, employees and directors of the Company. Of this amount, 63,667 shares were fully vested, of which 17,459 shares were withheld by the Company to satisfy certain officer's tax liability resulting from the vesting of these shares, as provided for in the restricted stock agreement, with the vested balance released to the officers.

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
1999 Stock Incentive Plan
The Company’s 1999 Stock Incentive Plan (the “1999 Plan”) expired in August 2009. There were no outstanding options issued under the 1999 Plan as of December 31, 2013.
Stock Options
A summary of the stock options granted under the 1999 Plan, 2009 Plan, and 2005 Plan as of and for the years ended December 31, 2013, 2012, and 2011 is presented in the table below (dollars in thousands, except per share data):

	Year Ended December 31,
	2013		2012		2011
	Shares Under Options	Weighted Average Exercise Price	Shares Under Options	Weighted Average Exercise Price	Shares Under Options	Weighted Average Exercise Price
Outstanding, beginning of the period	—	—	45,000	$54.21	45,000	$54.21
Options assumed due to Merger	135,898	$52.90	—	$—	—	$—
Exercised	(791)	$36.16	—	$—	—	$—
Canceled / Forfeited (1)	—		(45,000)	$54.21	—	$—
Outstanding, end of year	135,107	$53.00	—	$—	45,000	$54.21

Aggregate intrinsic value	$459		$—		$179
Exercisable, end of year	135,107	$53.00	—	$—	45,000	$54.21
Aggregate intrinsic value	$459		$—		$179
Available for grant, end of the period	1,162,173		1,475,000		1,475,000
Weighted average fair value of options granted during the period	$—		$—		$—

(1)	For the year ended December 31, 2012, forfeited options consist of options that were net-settled for cash with the Company.
Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the years ended December 31, 2013 and 2011, there were no excess tax benefits recognized. For the year ended December 31, 2012, approximately

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

$0.3 million of such excess tax benefits were classified as financing cash flows. See Note 2 – "Summary of Significant Accounting Policies".
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
During the years ended December 31, 2013 and 2011, the Company recognized stock option expense of approximately zero and $179,000, respectively. During the year ended December 31, 2012, the Company recognized a stock option gain of approximately $154,000 due to evaluating the market price of options on a quarterly basis. The aggregate intrinsic value of stock options exercised/forfeited during the years ended December 31, 2013 and 2012 was approximately $7,721 and $0.5 million, respectively.

Restricted Stock
The Company did not grant any shares of restricted stock for the years ended December 31, 2012 or 2011 and did not have any restricted shares outstanding as of December 31, 2012.
In November 2013, the Company issued 254,677 shares of restricted common stock to senior officers and certain other vice presidents, of which 25 percent vested immediately and the remaining balance vests over a three-year period. Also in November 2013, the Company issued 1,802 shares of restricted common stock to newly hired employees as part of their compensation package, which vest over a four-year period. In December 2013, the Company issued 88,466 shares of restricted common stock to Company employees which vest over a four-year period, plus an additional 11,354  shares of restricted common stock to the board of directors as compensation pursuant to our new director compensation plan which vest on the one-year anniversary of the date of grant. The weighted average fair value of the of the restricted shares granted during the quarter, was $44.10 with a total fair value of approximately $8.1 million after adjustment for estimated weighted average forfeiture rate of 5.7%.
Restricted stock activity as of December 31, 2013 and for the year then ended is presented in the table below (dollars in thousands, except per share data):

	Restricted Shares	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding, beginning of the period	—		$0
Granted	356,299	$44.10	$15,723
Vested	(63,667)	42.80	2,725
Canceled / Forfeited	—	—	—
Not vested, end of the period	292,632	44.38	13,830
Vested, end of the period	—	—	—
Expected to vest, end of the period	260,359	44.36	12,305
During the quarter ended December 31, 2013, the Company recognized approximately $3.2 million in stock compensation expense for restricted shares granted to its officers, employees and directors. An additional $11.1 million of compensation expense will be recognized over the remaining vesting period.
During the first quarter of 2014, the Company issued 3,700 restricted shares to employees under the 2009 Plan, with 1,158,473 shares remaining available for grant under the 2009 Plan as of February 28, 2013.
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
$50 Million Share Repurchase Program
In September 2011, the Company’s board of directors approved a $50 million share repurchase program, effective upon completion of purchases under the Company’s $100 million share repurchase program. The purchases made under the $50 million share repurchase program are subject to the same terms and conditions as purchases made under the $100 million share repurchase program. No shares were purchased during the year ended December 31, 2013. During the year ended December 31, 2012, the Company purchased 162,214 shares at an average price of $51.62 per share, for a total of approximately $8.4 million, plus it net-settled 45,000 stock options from two employees for a total of $465,000, under the $50 million share repurchase program.
As of December 31, 2013, the Company had invested $10.8 million in this share repurchase program to purchase 197,877 shares and net-settle 45,000 stock options from two officers, leaving $39.2 million available for future purchases.
As of December 31, 2013, under both share repurchase programs combined, the Company has purchased approximately 2.4 million shares of its common stock at an average cost per share of $46.84 and 45,000 stock options from two employees for $465,000, for a total of approximately $110.8 million.
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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

10. Other Financial Information
The following table provides additional detail for accounts receivable, prepaids, and accounts payable and accrued liabilities which are presented on the consolidated balance sheets (in thousands):

	December 31,
	2013	2012
Accounts Receivable:
Trade receivable	$42,196	$28,091
Receivable for Alta Resources distribution	7,358	—
Joint interest billing	5,172	3,848
Income taxes receivable	4,293	16,177
Other receivables	2,172	734
Allowance for doubtful accounts	(578)	—
Total Accounts Receivable	$60,613	$48,850

Prepaid Expenses:
Prepaid insurance	$1,113	$396
Prepaid capital costs	108	1,727
Prepaid vendors	486	—
Other prepaid expenses	324	356
Total Prepaid Expenses	$2,031	$2,479

Accounts Payable and Accrued Liabilities:
Royalties and revenue payable	$44,933	$22,281
Accrued exploration and development	17,803	1,208
Trade payable	11,589	4,335
Advances from partners	6,538	—
Accrued bonus and severance	7,273	949
Accrued general and administrative expenses	3,599	1,279
Accrued lease operating and workover expense	3,529	2,608
Taxes payable	236	—
Other accounts payable and accrued liabilities	1,333	12
Total Accounts Payable and Accrued Liabilities	$96,833	$32,672

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Included in the table below is supplemental information about non-cash transactions related to the Merger during the year ended December 31, 2013, in thousands:

	Years Ended December 31,
	2013	2012	2011
Cash payments:
Interest payments	$1,056	$71	$49
Income tax payments	341	24,307	29,961
Non-cash items excluded from investing activities in the consolidated statements of cash flows:
Increase (decrease) in accrued capital expenditures	7,004	1,192	(2,315)
Assets acquired & liabilities assumed in the Merger:
Accounts receivable	12,955	—	—
Prepaids	639	—	—
Proved natural gas and oil properties	413,916	—	—
Deferred tax asset and other	24,940	—	—
Accounts payable and accrued liabilities	(60,110)	—	—
Other non-current liabilities	(256)	—	—
Long-term debt	(235,373)	—	—
Asset retirement obligations	(11,183)	—	—
Non-cash items excluded from financing activities in the consolidated statements of cash flows:
Issuance of common stock in connection with the merger	145,870	—	—

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

11. Investment in Exaro Energy III LLC
In April 2012, the Company entered into a Limited Liability Company Agreement (the “LLC Agreement”) in connection with the formation of Exaro. Pursuant to the LLC Agreement, as amended, the Company has committed to invest up to $67.5 million in Exaro for an ownership interest of approximately 37%. The aggregate commitment of all the Exaro partners was approximately $183 million. As of December 31, 2013, the Company had invested approximately $46.9 million, including $13.1 million during the year ended December 31, 2013.
The following table presents condensed balance sheet data for Exaro as of December 31, 2013 and December 31, 2012. The balance sheet data was derived from the Exaro balance sheet as of December 31, 2013 and December 31, 2012 and was not adjusted to represent our percentage of ownership interest in Exaro. Our share in the equity of Exaro at December 31, 2013 was approximately $50.5 million.

	December 31,
	2013	2012
Current assets	$30,284	$14,377
Non-current assets:
Net property and equipment	182,226	55,709
Restricted cash escrow account	8,732	40,014
Other non-current assets	1,103	4,886
Total non-current assets	$192,061	$100,609
Total assets	$222,345	$114,986

Current liabilities	$13,717	$17,674
Non-current liabilities:
Long-term debt	70,000	8,000
Other non-current liabilities	923	297
Total non-current liabilities	$70,923	$8,297
Member's equity	137,705	89,015
Total liabilities & member's equity	$222,345	$114,986
The following table presents the condensed results of operations for Exaro for the year ended December 31, 2013 and for the period from the inception of Exaro, March 19, 2012, to December 31, 2012. The results of operations for the year ended December 31, 2013 and the period from inception of Exaro, March 19, 2012, to December 31, 2012 were derived from Exaro's financial statements for the respective periods. The income statement data below was not adjusted to represent our ownership interest but rather reflects the results of Exaro as a Company. The Company's share in Exaro's results of operations recognized for the years ended December 31, 2013 and 2012 was a gain of $2.3 million, net of tax expense of $1.2 million, and a gain of $60 thousand, net of tax expense of $32 thousand, respectively.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Year ended December 31, 2013	Period from inception to December 31, 2012
Oil and natural gas sales	$52,698	$7,514
Other loss	(544)	(3,269)
Less:
Lease operating expenses	16,136	2,035
Depreciation, depletion, amortization & accretion	16,058	2,350
General & administrative expense	3,294	2,872
Income/(loss) from continuing operations	$16,666	$(3,012)
Net interest income/(expense)	(3,536)	25
Net income (loss)	$13,130	$(2,987)
Included in Other losses are realized and unrealized losses attributable to derivatives, whose value is likely to change based on future oil and gas prices. Exaro's results of operations do not include income taxes, because Exaro is treated as a partnership for tax purposes.
12. Asset Retirement Obligation
The Company accounts for its retirement obligation of long lived assets by recording the net present value of a liability for an asset retirement obligation (“ARO”) in the period in which it is incurred. When the liability is initially recorded, a company increases the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Activities related to the Company’s ARO during the year ended December 31, 2013 and 2012 were as follows (in thousands):

	Year ended December 31,
	2013	2012

Balance as of the beginning of the period	$8,678	$8,704
Liabilities incurred during period	14,145	2,005
Liabilities settled during period	(207)	(2,037)
Accretion	660	478
Change in estimate	58	(472)
Balance as of the end of the period	$23,334	$8,678
Of the total liabilities incurred during the year ended December 31, 2013, $11.2 million were assumed in conjunction with the merger with Crimson and $2.9 million related to new wells drilled during the period. Of the total liabilities settled during the year ended December 31, 2013, approximately $137,000 related to wells plugged and abandoned during the period and approximately $70,000 related to the sale of assets in Madison and Grimes County to a third party See Note 5 - "Acquisitions, Dispositions, and Return on Investments."
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
The RBC Credit Facility is collateralized by a lien on substantially all the assets of the Company and its subsidiaries, including a security interest in the stock of Contango’s subsidiaries and a security interest in the Company’s oil and gas properties
Borrowings under the RBC Credit Facility bear interest at a rate that is dependent upon LIBOR, the U.S. prime rate, or the federal funds rate, plus a margin dependent upon the amount outstanding. Additionally, the Company must pay a commitment fee on the amount of the facility that remains unused, which varies from .375% to .5%, depending on the amount of the credit facility that is unused. Total interest expense under the RBC Credit Facility, including commitment fees, for the year ended December 31, 2013 was approximately $1.2 million.
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
Amegy Bank Credit Facility
The RBC Credit Facility replaced the Company's $40 million credit facility with Amegy Bank. On October 22, 2010, the Company completed the arrangement of a secured revolving credit agreement with Amegy Bank (the “Amegy Credit Agreement”) to replace its expiring credit agreement with BBVA Compass Bank. The Amegy Credit Agreement had a $40 million hydrocarbon borrowing base and was available to fund the Company’s exploration and development activities, as well as repurchase shares of common stock, pay dividends, and fund working capital as needed. The Amegy Credit Agreement was secured by substantially all of the assets of the Company. Borrowings under the Amegy Credit Agreement would bear interest at LIBOR plus 2.5%, subject to a LIBOR floor of 0.75%. The principal was due October 1, 2014, and could be prepaid at any time with no prepayment penalty. An arrangement fee of $300,000 was paid in connection with the facility and a commitment fee of 0.125% was owed on unused borrowing capacity. The Amegy Credit Agreement contained customary covenants including limitations on our current ratio and additional indebtedness. Upon termination of the Amegy Credit Agreement, the Company was in compliance with all covenants and had no amounts outstanding. No early termination penalty was incurred as a result of the termination of the Amegy Credit Agreement. Interest expense under the Amegy Credit Agreement for the years ended December 31, 2013, 2012 and 2011 was approximately $37,000, $50,000, and $133,000, respectively.
As of December 31, 2013 and 2012, the Company had the following debt balances (in thousands):

	December 31,
	2013	2012
RBC Credit Facility (weighted average interest rate in effect at December 31, 2013 was 2.1875%)	90,000	—
Total long-term debt	$90,000	$—
This $90 million balance is due by October 1, 2017.
14. Commitments and Contingencies
Contango pays delay rentals on its offshore leases and leases its office space and certain other equipment. Effective October 1, 2013, we moved our corporate offices to 717 Texas Avenue in downtown Houston, Texas, under a lease that expires March 31, 2019. We remain responsible for the rent at our previous corporate office at 3700 Buffalo Speedway in Houston, Texas, through February 29, 2016, however, effective January 1, 2014, we subleased our previous corporate offices through February 29, 2016 and expect to recover the substantial majority of the rent we pay at that location.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

As of December 31, 2013, minimum future lease payments for delay rentals and operating leases for our fiscal years are as follows (in thousands):

Fiscal years ending December 31,
2014	$4,503
2015	2,103
2016	1,595
2017	1,378
2018	1,109
2019 and thereafter	269
Total	$10,957
The amount incurred under operating leases and delay rentals during the years ended December 31, 2013, 2012, and 2011 were approximately $1.0 million, $0.5 million, $0.2 million, respectively. As of December 31, 2013, our commitment for potential future equity contributions with Exaro Energy III, LLC to develop onshore natural gas assets, was $20.6 million.
In July 2012, the Company granted year-end bonuses to employees and certain consultants. A portion of these bonuses have already been paid, with the remainder to vest and be paid on June 30, 2014, to incentivize the individuals to remain with the Company. As of December 31, 2013, approximately $230,000 of compensation remained to be vested, which will vest and be paid on June 30, 2014, as long as the employees are employed by the Company on the vesting date.
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
Employment Agreements
As a result of successfully completing the Merger, Mr. Joseph J. Romano, the Company's Chairman and former Chief Executive Officer is entitled to receive a $4.0 million bonus payment. This payment is expected to paid in July 2014.
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
Under the new employment agreements, Mr. Keel is entitled to a base salary of $600,000, Mr. Grady is entitled to a base salary of $400,000, Mr. Isaac is entitled to a base salary of $320,000, Mr. Mengle is entitled to a base salary of $300,000 and Mr. Atkins is entitled to a base salary of $310,000. Each executive shall participate in the CIBP and the LTIP. With respect to the CIBP, the executives are eligible to receive a cash bonus based upon minimum, target and maximum award levels of not less than 50%, 100% and 150% for Mr. Keel; 50%, 90% and 130% for Mr. Grady; and 50%, 80% and 120% for Messrs. Isaac, Mengle and Atkins, respectively, of such executive’s base salary. With respect to the LTIP, the executives are eligible to receive stock option awards, restricted stock awards or a combination of both upon minimum, target and maximum award levels of not less than 75%, 350% and 450% for Mr. Keel; 75%, 250% and 450% for Mr. Grady; and 75%, 250% and 350% for Messrs. Isaac, Mengle and Atkins, respectively, of such executive’s base salary.
In addition, as of December 31, 2013, the Company had entered into employment agreements with two other employees, which provide for a term of two years with automatic one-year extensions of the initial term, unless Contango or the employee

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

provides prior notice of intention not to extend the agreement. One employee is entitled to a base salary of $270,000 per year while the other is entitled to a base salary of $250,000 per year, with minimum, target and maximum CIBP targets of 30%, 50% and 75% for both, based on each employees' base salary. Minimum, target and maximum LTIP incentive equity plan targets for both are 40%, 100%, and 200% of each employee's base salary.
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
15. Net Income (Loss) Per Common Share
A reconciliation of the components of basic and diluted net income per common share for the years ended December 31, 2013, 2012 and 2011 is presented below (in thousands, except per share amounts):

	Year Ended December 31, 2013
	Net Income	Shares	Per Share
Basic Earnings per Share:
Net income attributable to common stock	$41,362	16,156	$2.56
Diluted Earnings per Share:
Effect of potential dilutive securities:
Stock options, weighted average of incremental shares	$—	2	—
Net income attributable to common stock	$41,362	16,158	$2.56

	Year Ended December 31, 2012
	Net Loss	Shares	Per Share
Basic Earnings per Share:
Loss from continuing operations	$(907)	15,295	$(0.06)
Discontinued operations, net of income taxes	(29)	15,295	0.00
Net loss attributable to common stock	$(936)	15,295	$(0.06)
Diluted Earnings per Share:
Loss from continuing operations	$(907)	15,295	$(0.06)
Discontinued operations, net of income taxes	(29)	15,295	0.00
Net loss attributable to common stock	$(936)	15,295	$(0.06)

	Year Ended December 31, 2011
	Net Income (loss)	Shares	Per Share
Basic Earnings per Share:
Income from continuing operations	$69,909	15,582	$4.49
Discontinued operations, net of income taxes	(1,204)	15,582	(0.08)
Net income attributable to common stock	$68,705	15,582	$4.41
Diluted Earnings per Share
Effect of potential dilutive securities:
Stock options, weighted average of incremental shares		3
Income from continuing operations	$69,909	15,585	$4.49
Discontinued operations, net of income taxes	(1,204)	15,585	(0.08)
Net income attributable to common stock	$68,705	15,585	$4.41

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

     The numerator for basic earnings per share is net income (loss) attributable to common stockholders. The numerator for diluted earnings per share is net income unless there is a loss and then is (loss) available to common stockholders, due to antidilution.
Potential dilutive securities (stock options, stock warrants and convertible preferred stock) have not been considered when their effect would be antidilutive. The potentially dilutive shares would have been 187,302 shares for the year ended December 31, 2013. Prior to this period, the Company had no potentially dilutive securities.
16. Income Taxes
Actual income tax expense from continuing operations differs from income tax expense from continuing operations computed by applying the U.S. federal statutory corporate rate of 35 percent to pretax income as follows (dollars in thousands):

	Year Ended December 31,
	2013		2012		2011

Provision/(benefit) at statutory tax rate	$23,011	35.00%	$(94)	35.00%	$38,056	35.00%
State income tax provision, net of federal benefit	2,928	4.45%	654	(241.84)%	2,960	2.72%
Permanent differences	(1,559)	(2.37)%	450	(166.34)%	(2,223)	(2.04)%
Other	4	0.01%	(373)	137.65%	28	0.03%
Income tax provision /(benefit)	$24,384	37.09%	$637	(235.53)%	$38,821	35.71%
Included in permanent differences for the fiscal year ended December 31, 2013, is $10 million in proceeds from life insurance, offset by $3 million in non-deductible expenses related to the Merger. Included in permanent differences for the fiscal year ended December 31, 2011, is the IRC Section 199 benefit.
The provision (benefit) for income taxes from continuing operations for the periods indicated are comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$8,739	$7,038	$31,743
State	3,857	2,168	3,461
Total	$12,596	$9,206	$35,204
Deferred:
Federal	$11,361	$(8,343)	$4,599
State	427	(226)	(982)
Total	$11,788	$(8,569)	$3,617
Total:
Federal	$20,100	$(1,305)	$36,342
State	4,284	1,942	2,479
Total	$24,384	$637	$38,821
Included in gain/loss from affiliates	1,245	32	—
Total income tax provision (benefit)	$23,139	$605	$38,821

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The net deferred tax liability is comprised of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforward	$49,204	$—
Income tax credits	2,676	—
Derivative instruments	564	—
Deferred compensation	406	—
Other	1,165	—
Total deferred tax assets before valuation allowance	$54,015	$—
Valuation allowance	(2,552)	—
Net deferred tax assets	$51,463	$—

Deferred tax liability:
Oil and gas properties	$(133,894)	$(109,538)
Investment in affiliates	(21,681)	(6,320)
Other	(518)	—
Deferred tax liability	$(156,093)	$(115,858)
Total net deferred tax liability	$(104,630)	$(115,858)
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
Federal NOL carryforwards of $132.3 million expire at various dates beginning in 2014 and ending in 2033. NOL carryforwards of $7.3 million impacted by Crimson's Section 382 limitations, which are not expected to be realized, will expire between 2014 and 2016.  Federal NOL carryforwards of $131.0 million, associated with Crimson's losses incurred in recent years, which are also impacted by Section 382 limitations and expected to be realized, will expire at various dates beginning in 2026 and ending in 2033.  We believe that we will be able to utilize most of the NOL carryforwards, as discussed above, before they expire.
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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Unrecognized Tax Benefits
Balance at December 31, 2012	$—
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Additions due to acquisitions	518
Reductions due to a lapse of the applicable statute of limitations	—
Balance at December 31, 2013	$518
    Company's policy is to recognize interest and penalties related to uncertain tax positions as income tax benefit (expense) in our Consolidated Statements of Operations.  The Company had no interest or penalties related to unrecognized tax benefits for the year ended December 31, 2013 or any prior years. The total amount of unrecognized tax benefit if recognized that would affect the effective tax rate was zero.
    The Company's tax returns are subject to periodic audits by the various jurisdictions in which the Company operates.  These audits can result in adjustments of taxes due or adjustments of the NOL carryforwards that are available to offset future taxable income. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2013.
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
On March 19, 2014, Mr. Juneau resigned from the board of directors.

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
As of December 31, 2013, Contango, Olympic, JEX, REX and JEX employees owned the following interests in the Company's offshore wells.

	Contango		Olympic		JEX		REX		JEX Employees
	WI	NRI	WI	NRI	WI	NRI	WI	NRI	ORRI
Dutch #1 - #5	54.89%	44.65%	3.53%	2.84%	1.88%	1.51%	—%	—%	2.02%
Mary Rose #1	53.21%	40.44%	3.61%	2.70%	2.01%	1.51%	—%	—%	2.79%
Mary Rose #2 - #3	53.21%	38.67%	3.61%	2.58%	2.01%	1.44%	—%	—%	2.79%
Mary Rose #4	34.58%	25.49%	2.34%	1.70%	1.31%	0.95%	—%	—%	1.82%
Mary Rose #5	37.80%	27.88%	2.56%	1.87%	1.43%	1.04%	—%	—%	1.54%
Ship Shoal 263	100.00%	80.00%	—%	—%	—%	—%	—%	—%	3.33%
Vermilion 170	83.20%	64.83%	—%	—%	4.30%	3.35%	12.50%	9.74%	3.33%
Prior to December 2013, Contango, Olympic, and JEX had the following lower WI and NRI in Dutch #1-#5, as a result of exercising a preferential right in December 2013:

	Contango		Olympic		JEX
	WI	NRI	WI	NRI	WI	NRI
Dutch #1 - #5	47.05%	38.12%	3.02%	2.42%	1.61%	1.29%
During the year ended December 31, 2013, Mr. Romano earned $26,000 and Mr. Juneau earned $97,500 in cash, and each received 1,622 shares of restricted stock, which vest 100% on the one-year anniversary of the date of grant, as part of their board of director compensation. Below is a summary of transactions between the Company, Olympic, JEX, and REX during the years ended December 31, 2013, 2012 and 2011.

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

•
In July 2011, the Company recompleted its Eloise South well uphole in the Cib-Op sands as our Dutch #5 well. Under the terms of the applicable joint operating agreement, all Dutch #5 well owners were required to purchase the Eloise South well bore from the Eloise South owners (the "Dutch Well Cost Adjustment"). All Eloise South and Dutch #5 well owners paid and/or received their proportionate share of the Dutch Well Cost Adjustment based on their ownership percentage in each well. At the time of the Dutch Well Cost Adjustment, JEX had a 1.6% working interest in Dutch #5; Olympic had a 3.02% working interest in Dutch #5 and a 3.33% working interest in Eloise South; REX had a 9.6% working interest in Eloise South; and Contango had a 47.05% working interest in Dutch #5 and a 23.8% working interest in Eloise South.

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

Below is a summary of payments received from (paid to) Olympic, JEX, and REX in the ordinary course of business in our capacity as operator of the wells and platforms for the periods indicated. The Company made and received similar types of payments with other well owners (in thousands):

	Year ended December 31,
	2013			2012			2011
	Olympic	JEX	REX	Olympic	JEX	REX	Olympic	JEX	REX
Revenue payments as well owners	$(6,859)	$(4,628)	$(1,932)	$(6,888)	$(5,230)	$(4,308)	$(9,669)	$(5,393)	$(816)
Joint interest billing receipts	945	1,201	2,090	1,081	724	885	1,867	1,069	3,229
Dutch well cost adjustment	—	—	—	—	—	—	(389)	161	(957)
Mary Rose well cost adjustment	—	—	—	(201)	118	(1,185)	—	—	—
Below is a summary of payments received from (paid to) Olympic, JEX and REX as a result of specific transactions between the Company, Olympic, JEX and REX. While these payments are in the ordinary course of business, the Company did not have similar transactions with other well owners (in thousands):

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	Year ended December 31,
	2013			2012			2011
	Olympic	JEX	REX	Olympic	JEX	REX	Olympic	JEX	REX
Sale of interest in Mary Rose #5	$—	$—	$—	$—	$—	$—	$—	$8	$—
Reimbursement of certain costs	—	(115)	(4)	—	(496)	(9)	—	(185)	(149)
Prospect fees	—	(1,000)	—	—	—	—	—	(250)	—
Advisory Agreements	—	(361)	—	—	(1,530)	—	—	—	—
REX distribution to members	—	—	(197)	—	—	1,469	—	—	—

As of December 31, 2013 and 2012, the Company's consolidated balance sheets reflected the following balances (in thousands):

	December 31, 2013			December 31, 2012
	Olympic	JEX	REX	Olympic	JEX	REX
Accounts receivable:
Trade receivable	$—	$—	$—	$2	$1	$1
Joint interest billing	34	87	116	79	85	78

Accounts payable:
Royalties and revenue payable	(1,293)	(877)	(466)	(1,133)	(842)	(642)
Joint interest billings	—	—	—	—	(101)	—
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
As part of Mr. Ford's director compensation, all cash and equity awards payable to Mr. Ford, are instead granted to an affiliate of Oaktree. During the year ended December 31, 2013, an affiliate of Oaktree earned $17,000 in cash and 1,622 shares of restricted common stock as a result of Mr. Ford's board participation. These shares vest one year from the date of grant.
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
Equity Compensation
In February 2012, the Company net-settled 45,000 stock options from two employees for a total of approximately $465,000. All settlements were approved by the Company’s board of directors and were completed at the closing price of the Company’s common stock on the date of settlement.
18. Discontinued Operations
 Joint Venture Assets
In October 2009, the Company entered into a joint venture with Patara Oil & Gas LLC (“Patara”) to develop proved undeveloped reserves. B.A. Berilgen, a member of the Company’s board of directors, was the Chief Executive Officer of Patara at the time. In May 2011, the Company sold to Patara its 90% working interest and 5% overriding royalty interest in the 21 wells drilled under this joint venture for approximately $36.2 million and recognized a pre-tax loss of approximately $0.7 million. These 21 wells had proved reserves of approximately 16,700 Mmcfe, net to Contango. The Company accounted for this sale as discontinued operations as of December 31, 2011 and has included the results of the joint venture operations in discontinued operations for all periods presented. The summarized financial results for the joint venture assets for the periods ended December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011

Revenues	$—	$3,939
Operating expenses	(40)	(827)
Depletion expenses	—	(1,755)
Loss on sale	—	(651)
Income (loss) before income taxes	$(40)	$706
Benefit (provision) for income taxes	14	(459)
Income (loss) from discontinued operations, net of income taxes	$(26)	247

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
In October 2011, the Company sold its remaining 25% working interest (18.4% net revenue interest) in Rexer-Tusa #2 for $10,000 to Patara. The Company has accounted for the sale of the Rexer #1 and Rexer-Tusa #2 as discontinued operations as of December 31, 2012 and has included the results of these operations as discontinued operations for all periods presented. The summarized financial results for these Rexer assets for the periods ended December 31, 2012 and 2011 are as follows (in thousands):

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

	December 31,
	2012	2011

Revenues	$—	$1,175
Operating expenses	(5)	(169)
Depletion expenses	—	(1,821)
Impairment of natural gas and oil properties	—	(1,031)
Exploration expenses	—	(8)
Loss on sale	—	$(273)
Loss before income taxes	$(5)	$(2,127)
Benefit for income taxes	2	744
Loss from discontinued operations, net of income taxes	$(3)	$(1,383)
Contango Mining Company
On September 29, 2010, Contango ORE, Inc. (“CORE”), then a wholly-owned subsidiary of the Company, filed with the Securities and Exchange Commission a Registration Statement on Form 10 which became effective November 29, 2010. Following the effective date, CORE acquired the assets and assumed the liabilities of Contango Mining Company (“Contango Mining”), another wholly-owned subsidiary of the Company. Additionally, subsequent to the effective date, the Company contributed $3.5 million of cash to CORE. In exchange, CORE issued 1,566,367 shares of its common stock to the Company in addition to the 100 shares which the Company held prior to that date. The Company distributed all its shares of CORE, valued at approximately $7.3 million, to its stockholders of record as of October 15, 2010 on the basis of one share of common stock of CORE for each ten shares of the Company’s common stock then outstanding. In addition to the distribution of shares of CORE, in 2010 the Company paid $6,213 in cash to its stockholders of record in exchange for partial shares. As of December 31, 2013 and 2011, the assets and liabilities of Contango Mining were excluded from the Company’s financial statements. No income or expenses related to CORE were recognized for the year ended December 31, 2013, 2012 or 2011.
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

	December 31,
	2013	2012
Proved oil and gas properties	1,001,361	554,967
Unproved oil and gas properties	49,443	22,661
	1,050,804	577,628
Less accumulated depreciation, depletion, amortization and impairment	(260,438)	(197,801)
Net capitalized costs	$790,366	$379,827
Costs Incurred
The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Property acquisition costs:
Unproved	$8,134	$19,982	$3,035
Proved	428,925	280	2,660
Exploration costs	15,551	41,265	7,622
Development costs	35,363	16,090	23,013
Total costs incurred	$487,973	$77,617	$36,330
The following table presents information regarding our share of the net costs incurred by Exaro in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Property acquisition costs	$—	$—	$—
Exploration costs	—	—	—
Development costs	51,014	20,528	—
Company's 37% share of costs incurred	$51,014	$20,528	$—
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
Proved natural gas and oil reserve quantities at December 31, 2012, 2011 and 2010, and the related discounted future net cash flows before income taxes are based on estimates prepared by William M. Cobb & Associates, Inc. Proved natural gas and oil reserve quantities at December 31, 2013, and the related discounted future net cash flows before income taxes are based on estimates prepared by William M. Cobb & Associates, Inc. and Netherland, Sewell & Associates, Inc. All estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

      The below table summarizes the Company’s net ownership interests in estimated quantities of proved natural gas, oil and natural gas liquids (“NGLs”) reserves and changes in net proved reserves as of December 31, 2013, 2012, 2011, and 2010, all of which are located in the continental United States.

	Oil and Condensate	NGLs	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MMcfe)
Proved Developed and Undeveloped Reserves as of:
December 31, 2010	4,083	6,428	234,725	297,791
Sale of minerals in place	(113)	(626)	(15,901)	(20,331)
Extensions and discoveries	506	266	39,192	43,816
Revisions of previous estimates	(353)	(864)	(21,537)	(28,835)
Production	(630)	(634)	(23,656)	(31,240)
December 31, 2011	3,493	4,570	212,823	261,201
Revisions of previous estimates	(472)	1,420	(17,041)	(11,353)
Production	(507)	(660)	(21,750)	(28,752)
December 31, 2012	2,514	5,330	174,032	221,096
Sale of minerals in place	(323)	(49)	(356)	(2,588)
Extensions and discoveries	2,199	436	5,431	21,241
Purchases of minerals in place	6,839	3,151	65,186	125,126
Revisions of previous estimates	(942)	(233)	(15,739)	(22,789)
Production	(589)	(677)	(20,624)	(28,220)
December 31, 2013	9,698	7,958	207,930	313,866

Proved Developed Reserves as of:
December 31, 2010	4,072	6,366	233,206	295,834
December 31, 2011	3,539	4,343	209,903	257,195
December 31, 2012	2,514	5,103	166,307	212,009
December 31, 2013	5,223	6,453	185,535	255,591

Proved Undeveloped Reserves as of:
December 31, 2010	11	62	1,519	1,957
December 31, 2011	(46)	227	2,920	4,006
December 31, 2012	—	227	7,725	9,087
December 31, 2013	4,475	1,505	22,395	58,275

Company's Share of Proved Developed Reserves attributable to our 37% investment in Exaro:
December 31, 2012	133	—	11,056	11,854
December 31, 2013	439	—	39,068	41,702
During the year ended December 31, 2013, our proved reserves increased by approximately 92.8 Bcfe. This increase is primarily attributable to our merger with Crimson, offset by normal production of 28.2 Bcfe during the year, a 19.2 Bcfe decrease in our Dutch and Mary Rose reserve estimates based upon additional pressure data, and a 2.5 Bcfe decrease in our Vermilion 170 reserve estimates, as determined by our reservoir engineer.
During the year ended December 31, 2012, our proved reserves decreased by approximately 40.1 Bcfe. The major contributors to this decrease include normal production of 28.8 Bcfe during the year, a 9.2 Bcfe decrease in our Ship Shoal 263 reserve estimates, and an 11.5 Bcfe decrease in our Vermilion 170 reserve estimates, as determined by our reservoir engineer.
During the year ended December 31, 2011, the most significant changes were associated with our discovery at Vermilion 170 and the sale of our Joint Venture Asset reserves (see Note 18 – "Discontinued Operations").

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

Standardized Measure
The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved natural gas and oil reserves as of December 31, 2013, 2012 and 2011 are shown below (in thousands):

	As of December 31,
	2013	2012	2011

Future cash inflows	$2,098,788	$1,094,986	$1,564,889
Future production costs	(473,801)	(212,732)	(245,006)
Future development costs	(183,329)	(24,610)	(33,147)
Future income tax expenses	(323,210)	(301,862)	(449,786)
Future net cash flows	1,118,448	555,782	836,950
10% annual discount for estimated timing of cash flows	(347,005)	(167,770)	(245,117)
Standardized measure of discounted future net cash flows	$771,443	$388,012	$591,833

Contango's share of standardized measure of discounted future net cash flows attributable to our 37% investment in Exaro	$63,906	$5,270	$—
Future cash inflows represent expected revenues from production and are computed by applying certain prices of natural gas and oil to estimated quantities of proved natural gas and oil reserves. Prices are based on the first-day-of-the-month prices for the previous 12 months. As of December 31, 2013, future cash inflows were based on prices of $3.66 per MMbtu of natural gas, $97.33 per barrel of oil, and $37.39 per barrel of NGLs. As of December 31, 2012, future cash inflows were based on $2.75 per MMBtu of natural gas, $95.05 per barrel of oil, and $58.39 per barrel of natural gas liquids. As of December 31, 2011, future cash inflows were based on of $4.15 per MMBtu of natural gas, $96.04 per barrel of oil, and $59.37 per barrel of natural gas liquids, in each case before adjustments for basis, transportation costs and BTU content.
Realized Prices
The average realized prices for the year ended December 31, 2013 production were $3.84 per MCF of gas, $101.21 per barrel of oil, and $37.26 per barrel of NGL. Sales are based on market prices and do not include the effects of realized derivative hedging gains of $0.3 million for the year ended December 31, 2013.
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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

Change in Standardized Measure
Changes in the standardized measure of future net cash flows relating to proved natural gas and oil reserves are summarized below (in thousands):

	Year Ended December 31, 201
	2013	2012	2011
Changes in standardized measure due to current year operation:
Sales of natural gas and oil produced during the period, net of production expenses	$(86,939)	$(122,149)	$(174,931)
Extensions and discoveries	120,709	—	180,441
Net change in prices and production costs	(11,469)	(182,879)	32,063
Changes in estimated future development costs	20,282	5,665	5,051
Revisions in quantity estimates	(3,627)	(46,304)	(98,630)
Purchase of reserves	408,990	—	—
Sale of reserves	(15,555)	—	(37,435)
Accretion of discount	37,099	90,968	91,207
Changes in income taxes	(22,952)	111,458	(9,185)
Change in the timing of production rates and other	(32,613)	(60,580)	(39,837)
Net change	413,925	(203,821)	(51,256)
Beginning of year	357,517	591,833	643,089
End of year	$771,442	$388,012	$591,833
During the year ended December 31, 2012, our proved reserves decreased by approximately 40.1 Bcfe and our standardized measure decreased by approximately $203.8 million. The major contributors to this decrease include normal production of 28.8 Bcfe during the year, a 9.2 Bcfe decrease in our Ship Shoal 263 reserve estimates, and an 11.5 Bcfe decrease in our Vermilion 170 reserve estimates, as determined by our reservoir engineer.
During the year ended December 31, 2013, our proved reserves increased by approximately 92.8 Bcfe and our standardized measure increased by approximately $383.4 million. This increase is primarily attributable to our merger with Crimson as well as the acquisition of additional interests in our operated Dutch offshore reserves, offset by normal production of 28.2 Bcfe during the year, a 19.2 Bcfe decrease in our Dutch and Mary Rose reserve estimates based upon additional pressure data, and a 2.5 Bcfe decrease in our Vermilion 170 reserve estimates, as determined by our reservoir engineer. The "Sale of reserves" line includes the sale of a partial interest in the Company's properties located in Madison and Grimes Counties.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Quarterly Results of Operations

The following table sets forth the results of operations by quarter for the fiscal years ended December 31, 2013 and 2012, (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31

Year ended December 31, 2013:
Revenues from continuing operations	$31,787	$30,709	$34,722	$66,903
Net income from continuing operations (1)	$3,869	$11,356	$19,740	$6,396
Net income attributable to common stock	$3,869	$11,356	$19,740	$6,396
Net income per share (2):
Basic:	$0.25	$0.75	$1.30	$0.34
Diluted:	$0.25	$0.75	$1.30	$0.34
Year ended December 31, 2012:
Revenues from continuing operations	$41,339	$39,823	$29,765	$34,940
Income (loss) from continuing operations (1)	14,699	9,339	(27,549)	2,604
Net loss from discontinued operations, net of taxes	(26)	(2)	—	—
Net income (loss) attributable to common stock	14,673	9,337	(27,549)	2,604
Net income (loss) per share (2):
Basic:	$0.96	$0.61	$(1.80)	$0.17
Diluted:.	$0.96	$0.61	$(1.80)	$0.17

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