Form 10-Q
period 2014-03-31
CONTANGO OIL & GAS CO
filed 2014-05-12
CIK 1071993

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-16317
CONTANGO OIL & GAS COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	95-4079863
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

717 TEXAS, SUITE 2900 HOUSTON, TEXAS	77002
(Address of principal executive offices)	(Zip Code)

(713) 236-7400
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock, par value $0.04 per share, outstanding as of May 8, 2014 was 19,365,413.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2014

All references in this Quarterly Report on Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and its subsidiaries.

Item 1. Consolidated Financial Statements
CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)

	March 31, 2014	December 31, 2013
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net	41,260	60,613
Prepaid expenses and other	4,553	2,031
Inventory	2,147	2,147
Current deferred tax assets	779	1,326
Total current assets	48,739	66,117
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	1,038,022	1,001,361
Unproved properties	32,005	49,443
Other property and equipment	924	900
Accumulated depreciation, depletion and amortization	(294,677)	(260,681)
Total property, plant and equipment, net	776,274	791,023
OTHER NON-CURRENT ASSETS:
Investments in affiliates	53,596	50,901
Other	2,115	2,263
Total other non-current assets	55,711	53,164
TOTAL ASSETS	$880,724	$910,304

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$112,590	$96,833
Current derivative liability	1,403	1,131
Current asset retirement obligation	1,165	1,315
Total current liabilities	115,158	99,279
NON-CURRENT LIABILITIES:
Long-term debt	63,829	90,000
Deferred tax liability	95,476	105,956
Asset retirement obligations	22,318	22,019
Total non-current liabilities	181,623	217,975
Total liabilities	296,781	317,254
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50 million shares authorized, 24,357,938 shares issued and 19,365,413 shares outstanding at March 31, 2014, 24,356,236 shares issued and 19,363,711 shares outstanding at December 31, 2013	962	962
Additional paid-in capital	229,730	228,644
Treasury shares at cost (4,992,525 shares at March 31, 2014 and December 31, 2013)	(119,180)	(119,180)
Retained earnings	472,431	482,624
Total shareholders’ equity	583,943	593,050
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$880,724	$910,304

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
REVENUES:
Oil and condensate sales	$35,100	$10,174
Natural gas sales	34,627	16,013
Natural gas liquids sales	10,530	5,600
Total revenues	80,257	31,787
EXPENSES:
Operating expenses	11,053	9,785
Exploration expenses	26,931	129
Depreciation, depletion and amortization	34,402	10,494
Impairment and abandonment of oil and gas properties	15,195	—
General and administrative expenses	10,457	3,208
Total expenses	98,038	23,616
OTHER INCOME (EXPENSE):
Gain (loss) from investment in affiliates (net of income taxes)	1,622	(1,147)
Interest income (expense)	(668)	7
Loss on derivatives, net	(1,959)	—
Other income	—	134
Total other income (expense)	(1,005)	(1,006)
NET INCOME (LOSS) BEFORE INCOME TAXES	(18,786)	7,165
Income tax benefit (provision)	8,593	(3,296)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(10,193)	$3,869
NET INCOME (LOSS) PER SHARE:
Basic	$(0.53)	$0.25
Diluted	$(0.53)	$0.25
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19,071	15,195
Diluted	19,071	15,195
The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,193)	$3,869
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	34,402	10,494
Impairment of natural gas and oil properties	15,093	—
Exploration expenses	26,666	66
Deferred income taxes	(9,933)	103
Loss (gain) from investment in affiliates	(2,496)	1,765
Stock-based compensation	1,086	—
Unrealized loss on derivative instruments	257	—
Changes in operating assets and liabilities:
Decrease in accounts receivable and other	16,410	1,073
Increase in prepaids and other receivables	(2,527)	(2,687)
Increase in accounts payable and advances from joint owners	2,148	3,195
Increase (decrease) in other accrued liabilities	(3,744)	1,981
Decrease (increase) in income taxes receivable, net	(386)	1,976
Other	(183)	(21)
Net cash provided by operating activities	$66,600	$21,814
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	$(45,794)	$(4,626)
Investment in affiliates	—	(14,069)
Distributions from affiliates	5,365	—
Net cash used in investing activities	$(40,429)	$(18,695)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$66,521	$—
Repayments under credit facility	(92,692)	—
Net cash used in financing activities	$(26,171)	$—
NET INCREASE IN CASH AND CASH EQUIVALENTS	$—	$3,119
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	79,487
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$82,606
The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(unaudited)
Balance at December 31, 2013	19,364	$962	$228,644	$(119,180)	$482,624	$593,050
Restricted shares activity	2	—	—	—	—	—
Stock-based compensation	—	—	1,086	—	—	1,086
Net income	—	—	—	—	(10,193)	(10,193)
Balance at March 31, 2014	19,365	$962	$229,730	$(119,180)	$472,431	$583,943

The accompanying notes are an integral part of this consolidated financial statement

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Business
Contango Oil & Gas Company (collectively with its subsidiaries, “Contango” or the “Company”) is a Houston, Texas based, independent natural gas and oil company. The Company’s business is to explore, develop, produce and acquire natural gas and oil properties in the shallow waters of the Gulf of Mexico ("GOM") and in the Gulf Coast and Rocky Mountain regions of the United States.
On October 1, 2013, the Company completed a merger with Crimson Exploration Inc. ("Crimson"), in an all-stock transaction (the "Merger") pursuant to which Crimson became a wholly-owned subsidiary of Contango.
The Company's operations are focused offshore in the Gulf of Mexico in water-depths of less than 300 feet as well as in the long life resource plays in Southeast Texas (the Woodbine oil and liquids rich play), South Texas (the Eagle Ford Shale and Buda oil and liquids rich plays), and East Texas (the James Lime liquids rich play and, under an improved natural gas price environment, the Haynesville/Mid-Bossier gas play). The Company believes these plays, and other formations in the same areas, provide significant long-term growth potential.
Additionally, the Company has (i) a 37% equity investment in Exaro Energy III LLC (“Exaro”), which participates in a joint venture with Encana Oil & Gas (USA) Inc. (“Encana”) that is primarily focused on the development of proved natural gas reserves in the Jonah Field in Wyoming; (ii) an approximate 29,000 net acre leasehold position, and non-operated producing properties, in Louisiana and Mississippi targeting the Tuscaloosa Marine Shale (“TMS”); (iii) operated properties producing from various conventional formations in various counties along the Texas Gulf Coast; (iv) operated producing properties in the Denver Julesburg Basin (“DJ Basin”) in Weld and Adams counties in Colorado, which we believe are prospective in the Niobrara Shale oil play, and (v) seven exploratory prospects in the shallow waters of the Gulf of Mexico.
The Company intends to grow reserves and production by developing its existing producing property base, by exploiting its unproved oil and liquids resource potential, by drilling its prospects in the GOM and by pursuing opportunistic acquisitions in areas where the Company has current operations and specific operating expertise, and in new areas the Company identifies as having significant exploration or operational upside. The Company has developed a significant inventory of drilling opportunities on its existing property base that should provide multi-year reserve growth, and until improvement is seen in natural gas prices, the Company expects to concentrate drilling activity on further developing the oil and liquids-rich onshore assets in Southeast Texas and South Texas, supplemented with selected offshore exploratory drilling. In 2014, the Company will focus on its crude oil and liquids-rich projects with a continuous drilling rig program targeting each of the Woodbine play in Madison and Grimes counties, Texas, and the Buda play in Dimmit County, Texas. The Company's planned 2014 program also includes a number of other wells testing new formations in existing and new areas.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 and Transition Report on Form 10-K for the transition period from July 1, 2013 to December 31, 2013. The consolidated results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries, after elimination of all material intercompany balances and transactions. All wholly-owned subsidiaries are consolidated. Oil and gas exploration and development affiliates which are not controlled by the Company, such as Republic Exploration LLC ("REX"), are proportionately consolidated. Financial statements as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 contained herein, include consolidated results of operations of both Contango and Crimson. Financial statements for the three months ended March 31, 2013 include only consolidated results of operations of Contango.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates include oil and gas revenues, income taxes, stock-based compensation, reserve estimates, impairment of natural gas and oil properties, valuation of derivatives, and accrued liabilities. Actual results could differ from those estimates.
Cash Equivalents
Cash equivalents are considered to be highly liquid investment grade investments having an original maturity of 90 days or less. As of March 31, 2014 and December 31, 2013, the Company had no cash or cash equivalents. Under the Company’s cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified in accounts payable in the consolidated balance sheets. At March 31, 2014 and December 31, 2013, accounts payable included $17.0 million and $5.9 million, respectively representing outstanding checks that had not been presented for payment net of cash balance in the bank.
Impairment of Long-Lived Assets
When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved and probable reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. No impairment of proved properties was recognized for the three months ended March 31, 2014 or 2013.
Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. No impairment of unproved properties was recognized during the three months ended March 31, 2013.
On April 29, 2014, we reached the total depth on our Ship Shoal 255 well, and no commercial hydrocarbons were found. As a result, for the quarter ended March 31, 2014, we recognized $26.7 million exploration expenses for the cost of drilling the well and $15.1 million in impairment expenses, including $3.5 million related to leasehold costs and $11.6 million related to the platform located at Block Ship Shoal 263 which was expected to be used by the Ship Shoal 255 well, had it been successful. Additional exploration costs of approximately $7 to $9 million will be recognized in the quarter ended June 30, 2014 for the drilling costs incurred after March 31, 2014 through finalization of the well.
Reclassifications
Certain reclassifications have been made to the amounts included in the consolidated financial statements as of December 31, 2013 and for the three months ended March 31, 2013, in order to conform to the presentation as of and for the three months ended March 31, 2014. These reclassifications were not material.
Subsidiary Guarantees
Contango Oil & Gas Company, as the parent company (the “Parent Company”), filed a registration statement on Form S-3 with the SEC to register, among other securities, debt securities that the Parent Company may issue from time to time. Crimson Exploration Inc., Crimson Exploration Operating, Inc., Contango Energy Company, Contango Operators, Inc., Contango Mining Company, Conterra Company, Contaro Company, Contango Alta Investments, Inc., Contango Venture Capital Corporation and any other of our future subsidiaries specified in the prospectus supplement (each a “Subsidiary Guarantor”) are Co-Registrants with the Parent Company under the registration statement, and the registration statement also registered guarantees of debt securities by the Subsidiary Guarantors. The Subsidiary Guarantors are wholly-owned by the Parent Company, either directly or indirectly, and any guarantee by the Subsidiary Guarantors will be full and unconditional. The Parent Company has no assets or operations independent of the Subsidiary Guarantors, and there are no significant restrictions upon the ability of the Subsidiary Guarantors to distribute funds to the Parent Company. The Parent Company has one wholly-owned subsidiary that is inactive and not a subsidiary guarantor. Finally, the Parent Company’s wholly-owned subsidiaries do not have restricted assets that exceed 25% of net assets as of the most recent fiscal year end that may not be transferred to the Parent Company in the form of loans, advances or cash dividends by such subsidiary without the consent of a third party.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued

Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area and is effective for annual and interim periods beginning after December 15, 2014. We are currently evaluating the provisions of ASU 2014-08 and assessing the impact, if any, it may have on our financial position and results of operations.
In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), revised its criteria related to internal controls over financial reporting from the originally established 1992 Internal Control - Integrated Framework with 2013 Internal Control - Integrated Framework. The modified framework provides enhanced guidance that ties control objectives to the related risk, enhancement of governance concepts, increased emphasis on globalization of markets and operations, increased recognition of use and reliance on information technology, increased discussion of fraud as it relates to internal control, changes of control deficiency descriptions, and that internal reporting is included in both financial and nonfinancial objectives. The revised framework is effective for interim and annual periods beginning after December 15, 2013. We plan to implement any changes required by the new COSO framework during the year ended December 31, 2014. Currently, we are evaluating the provisions of the revised framework and continue to assess the impact, if any, it may have on our internal control structure.
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (ASU 2013-04). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. The accounting update is effective for interim and annual periods beginning after December 15, 2013. The provisions of this accounting update did not have a material impact on our financial position or results of operations.
Further, management is closely monitoring the joint standard-setting efforts of the FASB and the International Accounting Standards Board. There are a large number of pending accounting standards that are being targeted for completion in 2014 and beyond, including, but not limited to, standards relating to revenue recognition, accounting for leases, fair value measurements, accounting for financial instruments, disclosure of loss contingencies and financial statement presentation. Because these pending standards have not yet been finalized, at this time management is not able to determine the potential future impact that these standards will have, if any, on the Company's financial position, results of operations, or cash flows.
3. Merger with Crimson Exploration Inc.
On October 1, 2013, the Company completed the Merger with Crimson. The Merger was effected pursuant to an Agreement and Plan of Merger, dated as of April 29, 2013, by and among Contango, Crimson and certain subsidiaries (the “Merger Agreement”).
As a result of the Merger, each share of Crimson common stock was converted into 0.08288 shares of common stock of Contango, and the Company issued approximately 3.9 million shares of common stock in exchange for all of Crimson's outstanding capital stock, resulting in Crimson stockholders owning 20.3% of the post-merger Contango.
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

Crimson contributed revenues of $37.1 million and a pre-tax income of $6.0 million to the Company for the quarter ended March 31, 2014. The following unaudited pro forma summary presents consolidated information of the Company as if the Merger had occurred on January 1, 2013 (in thousands):

Pro forma Three Months Ended
March 31, 2013
(Unaudited)
Revenue	$55,882
Net income	$977
The unaudited pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results of Crimson to reflect the additional depletion that would have been charged assuming the fair value adjustment to oil and gas properties had been applied from January 1, 2013, together with the consequential tax effects. The pro forma depletion for the period presented was calculated based on the value of the oil and gas properties acquired giving effect to the fair value adjustments as a result of acquisition accounting and estimated depletion rate for each period. This depletion rate was calculated by dividing production for the period by the beginning of the period proved reserves. The combined historical depreciation, depletion and amortization expenses for the quarter ended March 31, 2013 were increased by $2.3 million.
The pro forma interest expense for each period presented was adjusted to reflect the results of the repayment of the $175 million of Crimson's debt using cash available at the Merger date and total borrowings of $110.0 million under the new RBC Credit Facility, as if such repayment had occurred on January 1, 2013, which reduced total combined interest expenses for the quarter ended March 31, 2013 by $5.0 million. The expense related to the amortization of the original issue discount on Crimson's debt was also eliminated for each period.
The pro forma net income was not adjusted for combined historical impairment charges of $0.8 million, incurred by Crimson in the quarter ended March 31, 2013.
Historical financial statements of Contango for the quarter ended March 31, 2013 include approximately $0.7 million of Merger related costs. These expenses are included in general and administrative expense in the Company's consolidated statements of income for the respective periods.
Pro forma net income for the quarter ended March 31, 2013 does not include $5.7 million of stock-based compensation expenses related to vesting of Crimson stock options on October 1, 2013 as a result of the Merger, amortization of debt issuance cost of $0.8 million, amortization of the remaining balance of debt discount of $3.7 million for Crimson debt as of the date of the Merger, and other Merger related costs, including $2.8 million bankers success fees, which were recognized in Crimson's results of operations for the period October 1, 2013, which is not included in consolidated financial statements of the Company. Pro forma net income also does not include the benefit related to the release of a $10.2 million deferred tax asset valuation allowance in relation to the Merger recognized in purchase accounting. Although such expenses relate to the Merger, they do not represent recurring expenses and, therefore, are not included in the pro forma results of operations.
4. Fair Value Measurements
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
The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2014. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There have been no transfers between Level 1, Level 2 or Level 3.
Fair value information for financial assets and (liabilities) was as follows as of March 31, 2014 (in thousands):

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts - assets	$19	$—	$19	$—
Commodity price contracts - liabilities	$(1,407)	$—	$(1,407)	$—
Derivatives listed above include swaps and collars that are carried at fair value. The Company records the net change in the fair value of these positions in "Loss on derivatives, net" in the Company's consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted markets prices and implied volatility factors related to changes in the forward curves. See Note 5 - "Derivative Instruments" for additional discussion of derivatives.
As of March 31, 2014, the Company's derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.
Estimates of the fair value of financial instruments are made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company's RBC Credit Facility approximates carrying value because the facilities interest rate approximates current market rates and are re-set at least every three months. See Note 9 - "Long-Term Debt" for further information.
5. Derivative Instruments
The Company is exposed to certain risks relating to its ongoing business operations, such as commodity price risk. Derivative contracts are utilized to hedge the Company's exposure to price fluctuations and reduce the variability in the Company's cash flows associated with anticipated sales of future oil and natural gas production. The Company generally hedges a substantial, but varying, portion of anticipated oil and natural gas production for future periods. We believe that these derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to commodity price fluctuations. However, derivative arrangements limit the benefit of increases in the prices of crude oil, natural gas and natural gas liquids sales. Moreover, because our derivative arrangements apply only to a portion of our production, this provides only partial protection against declines in commodity prices. Such arrangements may expose us to risk of financial loss in certain circumstances. We continuously reevaluate our hedging programs in light of changes in production, market conditions and commodity price forecasts.
As of March 31, 2014, the Company's crude oil and natural gas derivative positions consisted of swaps and costless put/call "collars". Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract and a purchased put that establishes a minimum price.
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
The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, derivatives are carried at fair value on the consolidated balance sheets as assets or liabilities, with the changes in the fair value included in the consolidated statements of operations for the period in which the change occurs. The Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in "Loss on derivatives, net" on the consolidated statements of operations.

The following derivative contracts were in place at March 31, 2014, (fair value in thousands):

Commodity	Period	Derivative	Volume/Month (1)	Price/Unit (2)	Fair Value
Crude Oil	Apr 2014-Dec 2014	Swap	7,500 Bbls	$102.10 (4)	$(270)
Crude Oil	Apr 2014-Jun 2014	Swap	2,000 Bbls	$108.07 (4)	4
Crude Oil	Apr 2014-Dec 2014	Swap	6,000 Bbls	$106.40 (4)	15
Crude Oil	Apr 2014-May 2014	Swap	32,000 Bbls	$95.17 (3)	(369)
Crude Oil	Jun 2014-Jun 2014	Swap	13,000 Bbls	$95.17 (3)	(58)
Crude Oil	Jul 2014-Sep 2014	Swap	13,000 Bbls	$92.57 (3)	(200)
Crude Oil	Oct 2014-Dec 2014	Swap	11,000 Bbls	$90.61 (3)	(146)

Natural Gas	Apr 2014-May 2014	Collar	1,000,000 MMBtu	$4.00 - $4.425 (5)	(89)
Natural Gas	Jun 2014-Dec 2014	Collar	120,000 MMBtu	$4.00 - $4.415 (5)	(179)
Natural Gas	Apr 2014-Dec 2014	Collar	42,500 MMBtu	$3.75 - $4.60 (5)	(60)
Natural Gas	Apr 2014-Dec 2014	Collar	42,500 MMBtu	$3.50 - $5.00 (5)	(36)
	Total net fair value of derivative instruments				$(1,388)

(1)	Average volume per month for the remaining contract term

(2)	Average price per unit for the remaining contract term

(3)	Commodity derivative based on NYMEX West Texas Intermediate crude oil prices

(4)	Commodity derivative based on Brent crude oil prices

(5)	Commodity derivative based on Henry Hub NYMEX natural gas prices
There was no activity or outstanding derivative contracts during the three months ended March 31, 2013.
The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of March 31, 2014 (in thousands):

	Gross	Netting (1)	Total
Assets	$19	$(4)	$15
Liabilities	$(1,407)	$4	$(1,403)

(1)	Represents counterparty netting under agreements governing such derivatives
The following table summarizes the effect of derivative contracts on the Consolidated Statements of Operations for the three months ended March 31, 2014 (in thousands):

Three months ended March 31, 2014
Crude oil contracts	$(362)
Natural gas contracts	(1,340)
Realized loss	$(1,702)

Crude oil contracts	$159
Natural gas contracts	(416)
Unrealized loss	$(257)
Loss on derivatives, net	$(1,959)
There were no gains or losses related to derivative instruments for the three months ended March 31, 2013.
6. Stock-Based Compensation
    As of March 31, 2014, the Company had in place a stock-based compensation program which allows for stock options and/or restricted stock to be awarded to officers, directors, consultants and employees as a performance-based award or granted upon initial employment as part of their overall compensation package. This program includes (i) the Company's original 2009 Equity Compensation Plan (the “2009 Plan”); and (ii) the Crimson 2005 Stock Incentive Plan (the “2005 Plan” or "Crimson Plan") adopted in conjunction with the Merger. In April 2014 the board of directors approved an Amended and Restated 2009 Incentive Compensation Plan, which amends and restates the 2009 Plan and includes both cash and equity parts of incentive compensation. This plan is on the ballot to be approved by the Company's shareholders at the Annual Shareholders Meeting in May 2014.
Stock Options
Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the quarters ended March 31, 2014 and 2013, there were no excess tax benefits recognized.
Compensation expense related to employee stock option grants are recognized over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model.
No stock options were granted during the quarters ended March 31, 2014 or 2013.
Restricted Stock
During the quarter ended March 31, 2014, the Company granted 3,700 shares of restricted common stock under the 2009 Plan to newly hired and promoted employees as part of their compensation package, which vest over a four-year period. The weighted average fair value of the restricted shares granted during the quarter, was $45.96 with a total fair value of approximately $170 thousand after adjustment for an estimated weighted average forfeiture rate of 5.6%. Approximately 1.2 million shares remain available for grant under the 2009 Plan and the Crimson Plan as of March 31, 2014.
During the quarter ended March 31, 2014, 1,998 restricted shares were forfeited by a terminated employee. The aggregate intrinsic value of restricted shares forfeited during the quarter ended March 31, 2014 was approximately $95 thousand.
During the quarter ended March 31, 2014, the Company recognized approximately $1.1 million in stock compensation expense for restricted shares previously granted to its officers, employees and directors. An additional $10.2 million of compensation expense will be recognized over the remaining vesting period.

7. Other Financial Information
The following table provides additional detail for accounts receivable, prepaids and other, and accounts payable and accrued liabilities which are presented on the consolidated balance sheets (in thousands):

	March 31,	December 31,
	2014	2013
Accounts Receivable:
Trade receivable	$27,121	$42,196
Receivable for Alta Resources distribution	1,993	7,358
Joint interest billing	7,551	5,172
Income taxes receivable	4,444	4,293
Other receivables	748	2,172
Allowance for doubtful accounts	(597)	(578)
Total Accounts Receivable	$41,260	$60,613

Prepaid Expenses and Other:
Prepaid insurance	$4,084	$1,113
Other	469	918
Total Prepaid Expenses and Other	$4,553	$2,031

Accounts Payable and Accrued Liabilities:
Royalties and revenue payable	$42,397	$44,933
Accrued exploration and development	33,011	17,803
Trade payable	18,713	11,589
Advances from partners	7,427	6,538
Accrued general and administrative expenses	7,676	10,872
Other accounts payable and accrued liabilities	3,366	5,098
Total Accounts Payable and Accrued Liabilities	$112,590	$96,833
Included in the table below is supplemental information about cash and non-cash transactions during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash payments:
Interest payments	577	12
Income tax payments	2,600	595
Non-cash items excluded from investing activities in the consolidated statements of cash flows:
Increase (decrease) in accrued capital expenditures	15,208	(633)
Total capital expenditures incurred by the Company for the quarter ended March 31, 2014 and 2013 were approximately $61.0 million and $6.3 million, respectively.
8. Investment in Exaro Energy III LLC
In April 2012, the Company entered into a Limited Liability Company Agreement (the “LLC Agreement”) in connection with the formation of Exaro. Pursuant to the LLC Agreement, as amended, the Company committed to invest up to $67.5 million in Exaro for an ownership interest of approximately 37%. The aggregate commitment of all the Exaro partners is approximately $183 million. As of December 31, 2013, the Company had invested approximately $46.9 million. No additional contributions were made during the three months ended March 31, 2014.
The following table presents condensed balance sheet data for Exaro as of March 31, 2014 and December 31, 2013. The balance sheet data was derived from the Exaro balance sheet as of March 31, 2014 and December 31, 2013 and was not adjusted to represent our percentage of ownership interest in Exaro. Our share in the equity of Exaro at March 31, 2014 was approximately$53.0 million.

	March 31,	December 31,
	2014	2013
Current assets	$29,120	$30,284
Non-current assets:
Net property and equipment	204,819	182,226
Restricted cash escrow account	5,279	8,732
Other non-current assets	1,086	1,103
Total non-current assets	211,184	192,061
Total assets	$240,304	$222,345

Current liabilities	$10,059	$13,717
Non-current liabilities:
Long-term debt	85,000	70,000
Other non-current liabilities	954	923
Total non-current liabilities	85,954	70,923
Members' equity	144,291	137,705
Total liabilities & members' equity	$240,304	$222,345
The following table presents the condensed results of operations for Exaro for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 and 2013 were derived from Exaro's financial statements for the respective periods. The income statement data below was not adjusted to represent our ownership interest but rather reflects the results of Exaro as a company. The Company's share in Exaro's results of operations recognized for the three months ended March 31, 2014 and 2013 was a gain of $1.6 million, net of tax expense of $(0.9) million, and a loss of of $(1.1) million, net of tax benefit of $0.6 million, respectively.

	Three Months Ended March 31,
	2014	2013
Oil and natural gas sales	$22,339	$7,779
Other loss	(1,975)	(3,483)
Less:
Lease operating expenses	6,232	2,214
Depreciation, depletion, amortization & accretion	5,669	2,296
General & administrative expense	859	810
Income (loss) from continuing operations	7,604	(1,024)
Net interest income (expense)	(918)	(258)
Net income (loss)	$6,686	$(1,282)
Included in Other losses are realized and unrealized losses attributable to derivatives, whose value is likely to change based on future oil and gas prices. Exaro's results of operations do not include income taxes, because Exaro is treated as a partnership for tax purposes.

9. Long-Term Debt
RBC Credit Facility
    As of March 31, 2014 and December 31, 2013, the Company had $63.8 million and $90.0 million, respectively outstanding under the RBC Credit Facility and $1.9 million and $1.9 million, respectively in outstanding letters of credit. As of March 31, 2014, borrowing availability under the RBC Credit Facility was $209.3 million.
The RBC Credit Facility is collateralized by a lien on substantially all the assets of the Company and its subsidiaries, including a security interest in the stock of Contango’s subsidiaries and a security interest in the Company’s oil and gas properties .
Borrowings under the RBC Credit Facility bear interest at a rate that is dependent upon LIBOR, the U.S. prime rate, or the federal funds rate, plus a margin dependent upon the amount outstanding. Additionally, the Company must pay a commitment fee on the amount of the facility that remains unused, which varies from .375% to .5%, depending on the amount of the credit facility that is unused. Total interest expense under the RBC Credit Facility, including commitment fees, for the three months ended March 31, 2014 was approximately $0.7 million.
    The RBC Credit Facility contains restrictive covenants which, among other things, restrict the declaration or payment of dividends by Contango and require the maintenance of a minimum current ratio and a maximum leverage ratio. As of March 31, 2014, we were in compliance with all covenants under the RBC Credit Facility. The RBC Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events.
Amegy Bank Credit Facility
The RBC Credit Facility replaced the Company's $40 million credit facility with Amegy Bank. Interest expense under the Amegy Credit Agreement for the three months ended March 31, 2013 was approximately $12 thousand.
As of March 31, 2014 and December 31, 2013, the Company had the following debt balances (in thousands):

	March 31,	December 31,
	2014	2013
RBC Credit Facility	63,829	90,000
Total long-term debt	$63,829	$90,000
Weighted average interest rate in effect at March 31, 2014 and December 31, 2013 were 2.3112% and 2.1875%, respectively. The RBC credit facility matures on October 1, 2017, at which time any outstanding balances will be due.

10. Income Taxes
The Company’s income tax provision for continuing operations consists of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Current tax provision (benefit):
Federal	$(524)	$2,036
State	591	540
Total	$67	$2,576
Deferred tax provision (benefit):
Federal	$(7,804)	$319
State	18	(216)
Total	$(7,786)	$103
Total tax provision (benefit):
Federal	$(8,328)	$2,355
State	609	324
Total	$(7,719)	$2,679
Included in gain (loss) from investment in affiliates	$874	$(617)
Total income tax provision (benefit)	$(8,593)	$3,296
11. Related Party Transactions
Juneau Exploration L.P.
Effective January 1, 2013, the Company and Juneau Exploration L.P. ("JEX") entered into a First Right of Refusal Agreement (the "First Right Agreement"). Under the First Right Agreement, JEX granted a first right of refusal to Contango to purchase any exploration prospects generated and recommended by JEX. Prospects were presented along with terms and conditions for purchasing each prospect and Contango had the first right of refusal to purchase the prospect from JEX, subject to mutually acceptable terms. Pursuant to the First Right Agreement, JEX was to be paid an annual fee of $0.5 million, which approximates the costs incurred by JEX for its support to the Company in the areas of operations, engineering and land functions. JEX and its employees continued to be eligible to receive overriding royalty interests, carried interests and certain back-in rights. The First Right Agreement was terminated effective as of March 31, 2013.
On January 1, 2013, the Company, entered into an advisory agreement with JEX (the "Contaro Advisory Agreement"). Under the Contaro Advisory Agreement, JEX provided advisory services to Contaro in connection with Contaro's investment in Exaro, and Mr. Juneau served on the Board of Managers of Exaro and performed such duties as described in the limited liability company operating agreement of Exaro. Pursuant to the Contaro Advisory Agreement, JEX was paid a monthly fee of $10,000 and was entitled to receive a 1% fee of the cash profit earned by Contaro.
On March 19, 2014, Mr. Juneau resigned from the board of directors and no longer provides services under the Contaro Advisory Agreement.
Olympic Energy Partners
In December 2012, Mr. Joseph J. Romano was elected President and Chief Executive Officer of the Company, and in April 2013 was named Chairman of the Company. Upon the Merger with Crimson on October 1, 2013, Mr. Romano resigned as President and Chief Executive Officer, but remains Chairman. Mr. Romano is also the President and Chief Executive Officer of Olympic Energy Partners LLC ("Olympic").
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

Republic Exploration LLC
In his capacity as sole manager of the general partner of JEX, Mr. Juneau also controls the activities of Republic Exploration LLC ("REX"), an entity owned 34.4% by JEX, 32.3% by Contango and 33.3% by a third party which contributed other assets to REX. REX generates and evaluates offshore exploration prospects and has historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant’s working interest, net revenue interest and describe when such interests are earned, as well as allocate an overriding royalty interest of up to 3.33% to benefit the employees of JEX. The Company proportionately consolidates the results of REX in its consolidated financial statements.
As of March 31, 2014, Contango, Olympic, JEX, REX and JEX employees owned the following interests in the Company's offshore wells.

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
Prior to exercising a preferential right in December 2013, Contango, Olympic and JEX had the following lower WI and NRI in Dutch #1-#5 wells:

	Contango		Olympic		JEX
	WI	NRI	WI	NRI	WI	NRI
Dutch #1 - #5	47.05%	38.12%	3.02%	2.42%	1.61%	1.29%
During the quarter ended March 31, 2014, Mr. Romano and Mr. Juneau earned $26 thousand and $12 thousand, respectively, for their service as directors of the Company. During the quarter ended March 31, 2013, Mr. Juneau earned $28 thousand for his service as a director of the Company.
During the quarter ended December 31, 2013, Mr. Romano and Mr. Juneau each received 1,622 shares of restricted stock, which vest 100% on the one-year anniversary of the date of grant, as part of their board of director compensation. In April 2014, the board of directors resolved to fully vest Mr. Juneau's 1,622 shares which would have otherwise been forfeited upon his resignation in March 2014. The Company recognized compensation expense of approximately $71 thousand and $18 thousand related to the shares granted to Mr. Juneau and Mr. Romano for the three months ended March 31, 2014.
Mr. Romano will be entitled to receive a bonus of $4.0 million as a result the merger with Crimson assuming he continues his service to the Company until June 30, 2014. Approximately $1.3 million related to this bonus is included in general and administrative expenses for the quarter ended March 31, 2014.
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
Below is a summary of payments received from (paid to) Olympic, JEX and REX in the ordinary course of business in our capacity as operator of the wells and platforms for the periods indicated. The Company made and received similar types of payments with other well owners (in thousands):

	Three months ended March 31,
	2014			2013
	Olympic	JEX	REX	Olympic	JEX	REX
Revenue payments as well owners	$(1,947)	$(1,311)	$(674)	$(1,650)	$(1,195)	$(850)
Joint interest billing receipts	70	25	45	285	197	115

Below is a summary of payments received from (paid to) Olympic, JEX and REX as a result of specific transactions between the Company, Olympic, JEX and REX. While these payments are in the ordinary course of business, the Company did not have similar transactions with other well owners (in thousands):

	Three months ended March 31,
	2014			2013
	Olympic	JEX	REX	Olympic	JEX	REX
Reimbursement of certain costs	$—	$—	$—	$—	$(171)	$(4)
Rent received for sublease	—	23	—	—	—	—

As of March 31, 2014 and December 31, 2013, the Company's consolidated balance sheets reflected the following balances (in thousands):

	March 31, 2014			December 31, 2013
	Olympic	JEX	REX	Olympic	JEX	REX
Accounts receivable:
Joint interest billing	$16	$117	$99	$34	$87	$116

Accounts payable:
Royalties and revenue payable	(1,783)	(1,176)	(524)	(1,293)	(877)	(466)
Other	—	(30)	—	—	—	—
Oaktree Capital Management L.P.
As of March 31, 2014, Oaktree Capital Management L.P. ("Oaktree"), through various funds, owns approximately 6.7% of the Company's stock. On October 1, 2013, following the closing of the Merger, Mr. James Ford, a Manging Director and Portfolio Manager within Oaktree, was elected to the Company's board of directors. Mr. Ford was previously a member of Crimson's board of directors from February 2005 until the closing of the Merger.
As part of Mr. Ford's director compensation, all cash and equity awards payable to Mr. Ford, are instead granted to an affiliate of Oaktree. During the quarter ended March 31, 2014, the affiliate of Oaktree earned $19 thousand in cash as a result of Mr. Ford's board participation, and the Company recognized compensation expense of approximately $18 thousand related to the 1,622 shares of restricted stock granted to an affiliate of Oaktree in December 2013. These shares vest 100% on the one-year anniversary of the date of the grant.
12. Commitments and Contingencies
Office Rent
In April 2014, the Company signed a five year lease agreement for additional office space for an additional commitment of $0.8 million a year.
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

In November 2010, a subsidiary of the Company, several predecessor operators and several product purchasers were named in a lawsuit filed in the District Court for Lavaca County in Texas by an entity alleging that it owns a working interest in two wells that has not been recognized by us or by predecessor operators to which we have granted indemnification rights. In dispute is whether ownership rights were transferred through a number of decade-old poorly documented transactions. The trial court has granted plaintiff's motion for partial summary judgment as to liability (but not damages). While preserving our right to appeal as to liability, we recently entered into a partial judgment with the plaintiff which establishes the amount of damages recoverable by the plaintiff if it ultimately prevails in this case at approximately$5.3 million, exclusive of interest. We are vigorously defending this lawsuit, believe that we have meritorious defenses and intend to appeal the aforementioned decision.
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
The merger-related lawsuits allege, among other things, that Crimson’s board of directors failed to take steps to obtain a fair price, failed to properly value Crimson, failed to protect against alleged conflicts of interest, failed to conduct a reasonably informed evaluation of whether the transaction was in the best interests of stockholders, failed to fully disclose all material information to stockholders, acted in bad faith and for improper motives, engaged in self-dealing, discouraged other strategic alternatives, took steps to avoid competitive bidding, and agreed to allegedly unreasonable deal protection mechanisms, including the no-shop, fiduciary-out provisions and termination fee. The lawsuits also allege that Contango and certain other defendants aided and abetted the other defendants in violating duties to the Crimson stockholders. The known plaintiffs in these lawsuits collectively owned a very small percentage of the total outstanding shares of Crimson common stock at the time of the Merger, which was approved by Contango's pre-merger shareholders (89% of outstanding shares and 99% of voted shares were voted in favor of the Merger) and Crimson's pre-merger shareholders (69% of outstanding shares and 88% of voted shares were voted in favor of the Merger). The Company believes that these merger-related lawsuits are without merit and is contesting them vigorously.
In February 2011, a subsidiary of the Company and certain of our working interest partners and insurance carriers brought suit against a marine construction, dredging and tunneling company and an instrumentality of the United States of America in the U.S. District Court for the Southern District of Texas - Houston Division seeking monetary damages for damage to an offshore pipeline which was struck by a dredge. Following a bench trial in December 2013, we and our co-defendants obtained a favorable judgment from the trial court, but the judgment is being appealed by the defendants.
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

Available Information
General information about us can be found on our website at www.contango.com. Our Annual Reports on Form 10-K/A and Transition Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file or furnish them to the Securities and Exchange Commission (“SEC”). We are not including the information on our website as a part of , or incorporating it by reference into, this Report.
Cautionary Statement about Forward-Looking Statements
Certain statements contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K/A and Transition Report on Form 10-K and those factors summarized below:

• our financial position;
• our business strategy, including outsourcing;
• meeting our forecasts and budgets;
• expectations regarding natural gas and oil markets in the United States;
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K/A for the year ended December 31, 2013 and Transition Report on Form 10-K for the transition period from July 1, 2013 to December 31, 2013, previously filed with the Securities and Exchange Commission ("SEC").
Overview
Contango is a Houston, Texas based independent energy company engaged in the acquisition, exploration, development, exploitation and production of crude oil and natural gas offshore in the shallow waters of the Gulf of Mexico and in the onshore Gulf Coast and Rocky Mountain regions of the United States.
On October 1, 2013, we completed a merger with Crimson Exploration Inc. (“Crimson”), in an all-stock transaction (the “Merger") pursuant to which Crimson became a wholly-owned subsidiary of Contango. As a result of the Merger, each share of Crimson common stock was converted into 0.08288 shares of common stock of Contango. As a result, we issued approximately 3.9 million shares of common stock in exchange for all of Crimson's outstanding capital stock, resulting in Crimson stockholders owning approximately 20.3% of post-Merger Contango. We also assumed $235.4 million in debt, including accrued interest and repayment premium, and issued 135,898 options in exchange for the outstanding options held by Crimson employees.
The Merger qualified as a tax-free reorganization for U.S. federal income tax purposes, so that none of Contango, Crimson, or any of their respective stockholders recognized any gain or loss in the Merger, except that Crimson's stockholders may have recognized a gain or loss with respect to cash received in lieu of fractional shares of Company common stock.
On October 1, 2013 the Company's board of directors approved a change in fiscal year end from June 30 to December 31. On March 3, 2014, we filed a Form 10-K which covered the transition period of July 1, 2013 through December 31, 2013, which included six months of Contango activity (July - December) and three months of post-merger Crimson activity (October - December). We also filed the Annual Report on Form 10-K/A to present the the financial statements of the Company on a calendar year basis for each of the three years in the period ended December 31, 2013. This Form 10-Q presents our information for the three months ended March 31, 2014 and 2013 based on a new year-end date of December 31. Unless otherwise noted, all references to "years" in this report refer to the twelve-month periods ended December 31 of each year.
We have historically focused our operations in the Gulf of Mexico (“GOM”), but our recent merger with Crimson has given us access to lower risk, long life resource plays in Southeast Texas (the Woodbine oil and liquids-rich play), in South Texas (the Eagle Ford Shale and Buda oil and liquids-rich plays) and in East Texas (the James Lime liquids-rich play, and under an improved natural gas price environment, the Haynesville/Mid-Bossier gas play). We believe these plays, and other formations in the same areas, provide long-term growth potential.
On April 29, 2014, we reached the total depth on our Ship Shoal 255 well, and no commercial hydrocarbons were found. As a result, for the quarter ended March 31, 2014, we recognized $26.7 million exploration expenses for the cost of drilling the well and $15.1 million in impairment expenses, including $3.5 million related to leasehold costs and $11.6 million related to the platform located at Block Ship Shoal 263 which was expected to be used by the Ship Shoal 255 well, had it been successful. Additional exploration costs of approximately $7 to $9 million will be recognized in the quarter ended June 30, 2014 for the drilling costs incurred after March 31, 2014 through finalization of the well.

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
We intend to grow reserves and production by developing our existing producing property base, by exploiting our unproved oil/liquids resource potential, by drilling our prospects in the GOM and by pursuing opportunistic acquisitions in areas where we have current operations and specific operating expertise, as well as new areas we identify that we feel have significant exploration and operational upside. We have developed a significant inventory of quality drilling opportunities on our existing property base that we believe should position us for multiyear reserve growth. Until we see improvement in natural gas prices, we will concentrate our drilling activity predominantly on further developing our oil and liquids-rich onshore assets in Southeast Texas and South Texas, complemented by selected offshore exploratory drilling. In 2014, we will focus on our inventory of crude oil and liquids-rich projects with rig program targeting the Woodbine play in Madison and Grimes Counties, Texas, the Buda play in Dimmit County, Texas and the James Lime play in San Augustine County, Texas. We also currently plan to drill a number of other wells testing new formations in existing areas and potentially one to two exploratory wells in the shallow waters of the Gulf of Mexico.
We will continue to monitor expanding industry activity in the oil-weighted TMS and in the Niobrara Shale to determine the future potential and strategy for optimizing value in each play prior to committing significant drilling capital.
Summary Production Information
Our production for the three months ended March 31, 2014 was approximately 65% offshore and 35% onshore, and 65% natural gas and 35% oil and natural gas liquids. Our production for the three months ended March 31, 2013 was 100% offshore, and approximately 75% natural gas and 25% oil and natural gas liquids.
The table below sets forth our average net daily production data in Mmcfed from our fields for each of the periods indicated:

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Offshore Gulf of Mexico
Dutch and Mary Rose	59.5	57.2	61.7	59.1	66.7
Vermilion 170	3.6	4.0	9.6	9.6	9.0
Other offshore (1)	1.5	1.0	0.7	0.8	0.4
Southeast Texas (2)	—	—	—	24.3	26.4
South Texas (2)	—	—	—	14.7	12.6
Other (2) (3)	—	—	—	1.7	2.4
	64.6	62.2	72.0	110.2	117.5

(1) The "Other offshore" line includes Ship Shoal 263.

(2)
"Southeast Texas", "South Texas" and "Other" production are not included in the table above for periods prior to the quarter ended December 31, 2013, as a result of acquiring these producing properties effective October 1, 2013 as a result of the Merger.

(3)	The "Other" line includes onshore wells in the East Texas and Rocky Mountain regions for the quarters ended December 31, 2013 and March 31, 2014.

The table below sets forth our pro forma net daily production data in Mmcfed from our fields for each of the periods indicated as if Merger took place on January 1, 2013:

	Pro forma
	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013 (1)	March 31, 2014 (1)
Offshore Gulf of Mexico	64.6	62.2	72.0	69.5	76.1
Southeast Texas (2)	19.7	27.9	25.4	24.3	26.4
South Texas (2)	13.9	14.2	13.0	14.7	12.6
Other (2)	2.3	2.1	1.9	1.7	2.4
	100.5	106.4	112.3	110.2	117.5

(1) Production for the quarters ended December 31, 2013 and March 31, 2014 include historical production of the combined company post-merger.

(2)
Production for Southeast Texas, South Texas and Other for the periods prior to October 1, 2013 represent historical production of Crimson Exploration Inc. as derived from its quarterly reports on Form 10-Q for the respective periods.

Offshore Gulf of Mexico
Dutch and Mary Rose Field
We operate five federal wells located at Eugene Island 10 (“Dutch”) and five state wells located in adjacent state of Louisiana waters (“Mary Rose”). These ten wells produce to a Company-owned and operated production platform at Eugene Island 11. While we do not hold a lease for the Eugene Island 11 block, this does not impact our ability to operate our facilities located on that block. Operators in the Gulf of Mexico may place platforms and facilities on any location without having to own the lease, provided that permission and proper permits from the Bureau of Safety and Environmental Enforcement (“BSEE”) have been obtained. We have obtained such permission and permits. We installed our facilities at Eugene Island 11 because that was the optimal gathering location in proximity to our wells and marketing pipelines.
In December 2013, we exercised a preferential right and purchased an additional 7.84% working interest and 6.53% net revenue interest in the five Contango-operated Dutch wells from an independent oil and gas company for approximately $15 million, after purchase price adjustment.
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
Based on normal production decline, we anticipate placing our Dutch and Mary Rose wells on central compression at the Eugene Island 11 platform in 2014. A turbine type compressor has been designed for the platform which will be of sufficient capacity to service all ten of our Dutch and Mary Rose wells. As of March 31, 2014, we had incurred approximately $8.8 million to design and build the compressor and have budgeted an additional $1.2 million for the installation anticipated in third quarter of 2014.
The increase in production from this field during the three months ended March 31, 2014 is mainly attributable to the additional 7.84% working interest (6.53% net revenue interest) in the five Contango-operated Dutch wells acquired in December 2013.
Vermilion 170 Field
    We operate one well at Vermilion 170 which flows to a Company-owned and operated production platform at the same location. In January 2013, sustained casing pressure was identified between the production tubing and the production casing at our Vermilion 170 well. Well production was shut-in and the original tubing was successfully removed. Operations were conducted to replace the tubing and restore the well to production in June 2013. This shut in resulted in a significantly lower production during the quarters ended March 31, 2013 and June 30, 2013. Production for the quarter ended March 31, 2014 was approximately 9.0 Mmcfed.

Operating expenses for the quarter ended March 31, 2013 include approximately $5.3 million related to the workover expenses for this well, net to the Company.
Other (Offshore)
Our Ship Shoal 263 and South Timbalier 17 fields have been included in “Other Offshore." The Company operates one well at Ship Shoal 263, which produces to a Company-owned and operated production platform at the same location.
    On July 30, 2013, we spud our South Timbalier 17 prospect in state of Louisiana offshore waters, and on August 22, 2013, we announced a successful well. The well was drilled to a total measured depth of approximately 11,400 feet, and the wireline logs of the well indicate the presence of hydrocarbons. We are proceeding with development, including installation of production facilities. Costs incurred net to Contango to drill, complete and bring this well to full production status were $13.2 million as of March 31, 2014. We have a 75% working interest (53.3% net revenue interest) before payout and a 59.3% working interest (42.1% net revenue interest) after payout. We expect this well to commence production in mid-2014.
On April 29, 2014, we reached the total depth on our Ship Shoal 255 well, and no commercial hydrocarbons were found. As a result, for the quarter ended March 31, 2014, we recognized $26.7 million exploration expenses for the cost of drilling the well and $15.1 million in impairment expenses, including $3.5 million related to leasehold costs and $11.6 million related to the platform located at Block Ship Shoal 263 which was expected to be used by the Ship Shoal 255 well, had it been successful. Additional exploration costs of approximately $7 to $9 million will be recognized in the quarter ended June 30, 2014 for the drilling costs incurred after March 31, 2014 through finalization of the well.
The interests above include our ownership interest in Republic Exploration LLC ("REX"), an entity owned 34.4% by JEX, 32.3% by Contango and 33.3% by a third party. REX generates and evaluates offshore exploration prospects and has historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant’s working interest, net revenue interest, and describe when such interests are earned, as well as allocate an overriding royalty interest ("ORRI") of up to 3.33% to benefit the employees of JEX. In his capacity as sole manager of the general partner of JEX, Mr. Brad Juneau also controls the activities of REX. The Company proportionately consolidates its interest in REX in its consolidated financial statements.
Other Offshore Activities
During the year ended December 31, 2013, the Company was awarded three lease blocks, Eugene Island 23, Ship Shoal 52 and Ship Shoal 59, by the Bureau of Ocean Energy Management ("BOEM"), which were bid at the Central Gulf of Mexico Lease Sale 227 held on March 20, 2013. We now own 16 offshore lease blocks.
Onshore Properties
Our 2014 budgeted onshore areas of operations are concentrated on unconventional plays and consist primarily of:
Southeast Texas
During the quarter ended March 31, 2014, we brought three operated gross wells (2.3 net) on production that are producing from the Woodbine formation, and spud an additional three gross wells (2.1 net) in the same area. We will continue our focus on further developing our inventory of crude oil and liquids-rich projects in the Woodbine formation with a continuous rig program planned for the rest of 2014. We have a multi-year inventory of potential drilling locations in Madison and Grimes counties, which we believe include the Woodbine, Eagle Ford Shale and Georgetown formations. As of March 31, 2014, we had 20 gross operated wells (14.3 net) producing in the Woodbine formation, consisting of 15 gross wells (11.0 net) in the Force area, three gross wells (1.9 net) in the Iola/Grimes town area and two gross wells (1.4 net) in the Chalktown area.

South Texas
During the quarter ended March 31, 2014, we brought three operated gross wells (1.5 net) on production that are producing from the Buda formation and spud an additional three gross wells (1.7 net) in the same area that are currently in various stages of drilling, completion or flowback. We expect to continue having one to two rigs running full-time in 2014 as we continue to delineate the play over our 8,700 net acre position. As of March 31, 2014, we had seven gross operated wells (3.5 net) producing from our Buda acreage.
Other (East Texas)
During the quarter ended March 31, 2014, we drilled two gross (1.2 net) wells in San Augustine County targeting the liquids rich James Lime formation. We also believe that the further exploitation of our acreage in the Haynesville and Mid-Bossier

Shale dry gas formations will provide long-term natural gas reserve and production growth in the future; however, we do not anticipate devoting drilling capital to these formations until we see a sustained improvement in the natural gas price environment.
Other (Tuscaloosa Marine Shale)
We own a 25% non-operated working interest in the Crosby 12H-1 well in Wilkinson County, Mississippi, targeting the TMS, an oil-focused shale play in central Louisiana and Mississippi. This well is operated by Goodrich Petroleum Company LLC ("Goodrich").
Other (Colorado)
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
Onshore Investments and Joint Ventures
Kaybob Duvernay - Alberta, Canada
In mid-2011, we began investing in Alta Resources Investments, LLC (“Alta”). On August 1, 2013, Alta sold its interest in the liquids-rich Kaybob Duvernay Play in Alberta, Canada, where we had invested approximately $15.2 million. We expect to receive approximately $30.5 million from the sales proceeds. Of this amount, $28.5 million has been received, and the remaining $2.0 million is expected to be received by the end of 2014.
Jonah Field - Sublette County, Wyoming
In April 2012, we, through our wholly-owned subsidiary, Contaro Company (“Contaro”), entered into a Limited Liability Company Agreement (as amended, the “LLC Agreement”) in connection with the formation of Exaro. Pursuant to the LLC Agreement, we have committed to invest up to $67.5 million in cash in Exaro, together with other parties for an aggregate commitment of approximately $183 million, resulting in a 37% ownership interest in Exaro. As of March 31, 2014, we had invested approximately $46.9 million in Exaro.
Exaro has entered into an Earning and Development Agreement with Encana to provide funding of up to $380 million to continue the development drilling program in a defined area of Encana's Jonah Field located in Sublette County, Wyoming. This funding will be comprised of the $182.5 million investment described above, debt and cash flow from operations. Upon investing the full amount of the $380 million, Exaro will have earned 32.5% of Encana's working interest in a defined joint venture area that comprises approximately 5,760 gross acres.
Encana, the operator of the field, has anounced that it is pursuing the sale of its interest in the field. We do not know how this sale will impact the future operations of the field as it relates to Exaro's interest.
As of March 31, 2014, the Exaro-Encana venture had 101 new wells on production, producing at a rate of approximately 38 Mmcfed, net to Exaro, plus an additional 10 wells that are either in the completion or fracture stimulation phase. Encana has indicated that they expect to have three drilling rigs running on this project during 2014. For the quarters ended March 31, 2014 and 2013, we recognized a gain of approximately $1.6 million and a loss of $1.1 million, net of tax expense of $0.9 million and a tax benefit of $0.6 million, respectively, as a result of our investment in Exaro. We do not anticipate making any additional equity contributions in 2014. See Note 9 to our Financial Statements - “Investment in Exaro Energy III LLC” for additional details related to this investment.
We intend to continue to evaluate potential acquisition opportunities to expand our presence in our Southeast and South Texas resource plays, to exploit our oil and liquids-rich positions and to continue to develop exploration and exploitation opportunities where commodity price-justified.  Acquisition efforts will typically be focused on areas in which we can leverage our geographic and geological expertise to exploit identified drilling opportunities and where we can develop an inventory of additional drilling prospects that we believe will enable us to grow production and add reserves.

Results of Operations for the Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids ("NGLs") from continuing operations for the quarter ended March 31, 2014 and 2013. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six thousand cubic feet (“Mcf”) of natural gas. Reported lease operating expenses include production taxes, such as ad valorem and severance taxes. Information for the quarter ended March 31, 2013 includes results of operations of Contango prior to its merger with Crimson.

	Three Months Ended March 31,
	2014	2013		%
Revenues:	(thousands)
Oil and condensate sales	$35,100	$10,174		245%
Natural gas sales	34,627	16,013		116%
NGL sales	10,530	5,600		88%
Total revenues	80,257	31,787		152%

Quarter Production:
Oil and condensate (thousand barrels)
Offshore GOM	80	91	—	(12)%
Southeast Texas	186	—		n/a
South Texas	78	—		n/a
Other	13	—		n/a
Total oil and condensate	357	91		292%
Natural gas (million cubic feet)
Offshore GOM	5,370	4,367		23%
Southeast Texas	814	—		n/a
South Texas	517	—		n/a
Other	129	—		n/a
Total natural gas	6,830	4,367		56%
Natural gas liquids (thousand barrels)
Offshore GOM	166	150		11%
Southeast Texas	74	—		n/a
South Texas	26	—		n/a
Other	2	—		n/a
Total natural gas liquids	268	150		79%
Total (million cubic feet equivalent)
Offshore GOM	6,848	5,815		18%
Southeast Texas	2,377	—		n/a
South Texas	1,137	—		n/a
Other	215	—		n/a
Total production	10,577	5,815		82%

	Three Months Ended March 31,
	2014		2013	%
Daily Production:	(thousands except prices)
Oil and condensate (thousand barrels per day)
Offshore GOM	0.9		1.0	(12)%
Southeast Texas	2.1		—	n/a
South Texas	0.9		—	n/a
Other	0.1		—	n/a
Total oil and condensate	4.0		1.0	292%
Natural gas (million cubic feet per day)
Offshore GOM	59.7		48.5	23%
Southeast Texas	9.0		—	n/a
South Texas	5.7		—	n/a
Other	1.5		—	n/a
Total natural gas	75.9		48.5	56%
Natural gas liquids (thousand barrels per day)
Offshore GOM	1.8		1.7	11%
Southeast Texas	0.8		—	n/a
South Texas	0.3		—	n/a
Other	0.1		—	n/a
Total natural gas liquids	3.0		1.7	79%
Total (million cubic feet equivalent per day)
Offshore GOM	76.1	—	64.6	18%
Southeast Texas	26.4		—	n/a
South Texas	12.6		—	n/a
Other	2.4		—	n/a
Total production	117.5		64.6	82%

Average Sales Price:
Oil and condensate (per barrel)	$98.43		$111.85	(12)%
Natural gas (per thousand cubic feet)	$5.07		$3.67	38%
Natural gas liquids (per barrel)	$39.31		$37.27	5%
Total (per thousand cubic feet equivalent)	$7.59		$5.47	39%

Expenses:
Operating expenses	$11,053		$9,785	13%
Exploration expenses	$26,931		$129	**
Depreciation, depletion and amortization	$34,402		$10,494	228%
Impairment and abandonment of oil and gas properties	$15,195		$—	100%
General and administrative expenses	$10,457		$3,208	226%
Gain (loss) from investment in affiliates (net of taxes)	$1,622		$(1,147)	(241)%

Selected data per Mcfe:
Operating expenses	$1.05		$1.68	(38)%
General and administrative expenses	$0.99		$0.55	80%
Depreciation, depletion and amortization	$3.25		$1.80	81%

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
We reported revenues of approximately $80.3 million for the quarter ended March 31, 2014, compared to revenues of approximately $31.8 million for the quarter ended March 31, 2013. This increase in revenues was primarily attributable to: our merger with Crimson, which contributed approximately $37.0 million of revenues; approximately $3.7 million more from production from our Vermilion 170 well, which was shut-in for a substantial portion of the first quarter of 2013; approximately $8.5 million due to higher production from our Dutch and Mary Rose field primarily due to the increase in our working interest in December 2013; and a higher average equivalent sales price realized for the period resulting primarily from higher gas prices.
Total equivalent production increased from 64.6 Mmcfed to 117.5 Mmcfed, of which 78% is attributable to our merger with Crimson. Our net natural gas production for the quarter ended March 31, 2014 was approximately 75.9 Mmcfd, up from approximately 48.5 Mmcfd for the quarter ended March 31, 2013. This increase was primarily associated with a 7.5 Mmcfd increase due to a change in ownership for Dutch wells, a 4.1 Mmcfd increase due to reinstatement of production at Vermillion 170 and 16.2 Mmcfd was contributed by Crimson. Net oil production increased from 1,010 barrels per day to 3,962 barrels per day, and NGL production increased from approximately 1,670 barrels per day to 2,975 barrels per day, almost all of which is attributable to our merger with Crimson.
Average Sales Prices
The average equivalent sales price realized for the quarter ended March 31, 2014 was $7.59 compared to $5.47 for the quarter ended March 31, 2013. This increase was primarily caused by the increase in the price of natural gas to $5.07 per Mcf, compared to $3.67 per Mcf for the quarter ended March 31, 2013. Additionally, NGL prices increased to $39.31 per barrel, compared to $37.27 per barrel for the quarter ended March 31, 2013. The price for oil decreased from $111.85 per barrel in the quarter ended March 31, 2013 to $98.43 per barrel in the quarter ended March 31, 2014.
Operating Expenses
Operating expenses for the quarter ended March 31, 2014 were approximately $11.1 million, or $1.05 per Mmcfe, compared to $9.8 million, or $1.68 per Mmcfe, for the quarter ended March 31, 2013. Operating expenses for the quarter ended March 31, 2014 included approximately $6.4 million of lease operating expenses, $2.9 million of production and ad valorem taxes, $1.1 million related to transportation and processing costs and $0.6 million of workover costs. For the quarter ending March 31, 2013, operating expenses included approximately $2.6 million in lease operating expenses, $0.9 million of production taxes, $1.0 million in transportation and processing costs and $5.3 million in workover costs related primarily to our Vermilion 170 well.
The increase in lease operating expenses from $2.6 million to $6.4 million is primarily related to the our merger with Crimson, which incurred approximately $4.1 million of lease operating expenses for the quarter ended March 31, 2014, and the cost on several additional wells being brought to production.
Exploration Expenses
Exploration expenses for the quarter ended March 31, 2014 included $26.7 million in dry-hole costs related to our Ship Shoal 255 well, which was not successful.
Impairment Expenses
Impairment expenses for the quarter ended March 31, 2014 included a $3.5 million impairment of leasehold cost related to Ship Shoal 255 block and $11.6 million impairment of an existing platform, that was expected to be used by the Ship Shoal 255 well.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization for the quarter ended March 31, 2014 was approximately $34.4 million or $3.25 per Mmcfe. This compares to approximately $10.5 million or $1.80 per Mmcfe for the quarter ended March 31, 2013. The increase in depreciation, depletion and amortization was primarily attributable to increased production as a result of our merger with Crimson which contributed $22.6 million to the depreciation, depletion and amortization for the quarter ended March 31, 2014. The higher depletion rate reflects the addition of the Crimson properties as a result of the Merger.

General and Administrative Expenses
General and administrative expenses for the quarter ended March 31, 2014 were approximately $10.5 million, compared to $3.2 million for the quarter ended March 31, 2013. This increase was primarily due to a $4.3 million increase in salaries and benefits as a result of the Merger ($1.3 million of which was accrued bonus payable to Mr. Romano) and $1.1 million in non-cash stock-based compensation. Other changes to general and administrative expenses include a $0.7 million increase in legal and professional fees and a $0.6 million increase in office and other related costs.
Gain from Affiliates
For the quarter ended March 31, 2014, the Company recorded a gain from affiliates of approximately $1.6 million, net of tax expense of $0.9 million, related to our investment in Exaro as compared to a loss of $1.1 million, net of tax benefit of $0.6 million, for the quarter ended March 31, 2013.

Capital Resources and Liquidity
Outlook
During the quarter ended March 31, 2014, we incurred $61.0 million for capital projects. This includes $21.9 million for drilling of our Ship Shoal 255 well, $13.1 million related to drilling of the Woodbine formation in our Madison and Grimes counties area, $9.1 million in drilling the Buda formation in South Texas, $8.8 million in East Texas and $3.0 million for facilities at our South Timbalier 17 well.
Our capital expenditure budget for 2014 is currently forecasted to be approximately $216 million, including the amounts spent during the quarter ended March 31, 2014, and is expected to be funded primarily from internally generated cash flow.
Additionally, the Company often reviews acquisitions and prospects presented to us by third parties, and we may decide to invest in one or more of these opportunities. There can be no assurance that we will invest or that any investment we enter into will be successful. These potential investments are not part of our current capital budget and would require us to invest additional capital. Natural gas and oil prices continue to be volatile and our resources may be insufficient to fund any of these opportunities.
Cash From Operating Activities
Cash flows from operating activities provided approximately $66.6 million in cash for the three months ended March 31, 2014 compared to $21.8 million for the same period in 2013. For the quarters ended March 31, 2014 and 2013, cash flows from operating activities, exclusive of changes in working capital accounts, were $54.9 million and $16.3 million, respectively.
Cash From Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2014 were approximately $40.4 million, including approximately $45.8 million used for capital expenditures related to drilling and developing wells, partially offset by $5.4 million in Alta distributions received during the quarter. Cash used in investing activities for the three months ended March 31, 2013 were approximately $18.7 million, including $4.6 million outflow for capital expenditures related to drilling and developing wells and additional equity investments of $0.9 million in Alta and $13.1 million in Exaro.
Cash From Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2014 were approximately $26.2 million, all related to partial repayment of short-term borrowings outstanding under our RBC Credit Facility. The Company did not have any cash flows from financing activities for the three months ended March 31, 2013.
RBC Credit Facility
The Company entered into a $500 million four-year revolving credit facility with Royal Bank of Canada and other lenders (the “RBC Credit Facility”) with an initial hydrocarbon supported borrowing base of $275 million, which was recently reaffirmed as of May 1, 2014. This facility replaced the Company's $40 million secured revolving Credit Agreement with Amegy Bank ("Amegy Credit Agreement"). The Company incurred $2.2 million of arrangement and upfront fees for the new RBC Credit Facility. Proceeds of the RBC Credit Facility will also be used (i) to finance working capital and for general corporate purposes (including requisitions), (ii) for permitted acquisitions and (iii) to finance transaction expenses in connection with the RBC Credit Facility and the Merger. The RBC Credit Facility is collateralized by substantially all of the assets of the Company and its subsidiaries. Borrowings under the RBC Credit Facility bear interest at a rate that is dependent upon LIBOR or the U.S. prime rate of interest, plus a margin dependent upon the amount outstanding under the facility.

As of May 8, 2014, the Company had outstanding debt of approximately $75.0 million under the RBC Credit Facility, and had no cash on hand.
Application of Critical Accounting Policies and Management’s Estimates
The discussion and analysis of the Company’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company’s significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements included in our Form 10-K/A for the year ended December 31, 2013. We have identified below the policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to natural gas and oil reserve estimates, on a periodic basis and bases its estimates on historical experience, independent third party reservoir engineers and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:
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
Reserve Estimates
While we are reasonably certain of recovering our reported reserves, the Company’s estimates of natural gas and oil reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable natural gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future natural gas and oil prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future development costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected natural gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s natural gas and oil properties and/or the rate of depletion of such natural gas and oil properties.
Impairment of Natural Gas and Oil Properties
The Company reviews its proved natural gas and oil properties for impairment whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. The Company compares expected undiscounted future net cash flows from each field to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity pricing, future production estimates and anticipated capital expenditures. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Drilling activities in an area by other companies may also effectively condemn leasehold positions. Given the complexities associated with natural gas and oil reserve estimates and the history of price volatility in the natural gas and oil markets, events may arise that will require the Company to record an impairment of its natural gas and oil properties, and there can be no assurance that such impairments will not be required in the future nor that they will not be material.
Derivative Instruments
At the end of each reporting period, we record on our balance sheet the mark-to-market valuation of our derivative instruments. The estimated change in fair value of the derivatives is reported in Other Income and Expense as Loss on derivatives, net.
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
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Estimating the amount of the valuation allowance is dependent on estimates of future taxable income, alternative minimum tax income and changes in shareholder ownership that limit the use of net operating losses under the Internal Revenue Code Section 382.
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
We have a significant deferred tax asset associated with the net tax operating losses acquired in the Merger. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced. We expect we will be able to utilize all deferred tax assets despite the limitations of Internal Revenue Code Section 382, except those for which valuation allowance was provided. We will continue to assess the need for a valuation allowance against deferred tax assets considering all available evidence obtained in future reporting periods. Any adjustments or changes in our estimates of asset recovery could have an impact on our results of operations. See Note 10 - "Income Taxes” to our consolidated financial statements.
Business Combinations
Accounting for business combinations requires that the various assets acquired and liabilities assumed in a business combination be recorded at their respective acquisition date fair values. The most significant estimates to us typically relate to the value assigned to future recoverable oil and gas reserves and unproved properties. Deferred taxes are recorded for any differences between fair value and tax basis of assets acquired and liabilities assumed. To the extent the purchase price plus the liabilities assumed (including deferred income taxes recorded in connection with the transaction) exceeds the fair value of the net assets acquired, we are required to record the excess as goodwill. As the fair value of assets acquired and liabilities assumed is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain. The value assigned to recoverable oil and gas reserves is subject to the impairment test when facts or circumstances indicate that the value of the properties may be impaired, and the value assigned to unproved properties is assessed at least annually to ascertain whether impairment has occurred. Our consolidated balance sheet presented as of March 31, 2014 reflects the preliminary purchase price allocations based on available information. Management is reviewing the valuation and conforming results to determine the final purchase price allocation. If the initial accounting for the business combination is not complete, the amounts recognized for assets acquired and liabilities assumed in the financial statements may be adjusted during the measurement period of up to one year as specified by ASC 805, Business Combinations.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area and is effective for annual and interim periods beginning after December 15, 2014. We are currently evaluating the provisions of ASU 2014-08 and assessing the impact, if any, it may have on our financial position and results of operations.
In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), revised its criteria related to internal controls over financial reporting from the originally established 1992 Internal Control - Integrated Framework with 2013 Internal Control - Integrated Framework. The modified framework provides enhanced guidance that ties control objectives to the related risk, enhancement of governance concepts, increased emphasis on globalization of markets and operations, increased recognition of use and reliance on information technology, increased discussion of fraud as it relates to internal control, changes of control deficiency descriptions, and that internal reporting is included in both financial and nonfinancial objectives. The revised framework is effective for interim and annual periods beginning after December 15, 2013. We plan to implement any changes required by the new COSO framework during the year ended December 31, 2014. Currently, we are evaluating the provisions of the revised framework and continue to assess the impact, if any, it may have on our internal control structure.
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (ASU 2013-04). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. The accounting update is effective for interim and annual periods beginning after December 15, 2013. The provisions of this accounting update did not have a material impact on our financial position or results of operations.
Off Balance Sheet Arrangements
We may enter into off-balance sheet arrangements that can give rise to off-balance sheet obligations.  As of March 31, 2014, the primary off-balance sheet arrangements that we have entered into included short-term drilling rig contracts and operating lease agreements, all of which are customary in the oil and gas industry. Other than the off-balance sheet arrangements shown under operating leases in the commitments and contingencies table included in our Annual Report on Form 10-K/A for the year ended December 31, 2013, we have no other arrangements that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Risk
We are exposed to various risks including energy commodity price risk for our natural gas and oil production. When oil, natural gas and natural gas liquids prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. Our major commodity price risk exposure is to the prices received. Realized commodity prices received for our production are tied to the spot prices applicable to natural gas and crude oil at the applicable delivery points. Prices received for natural gas and oil are volatile and unpredictable. For the quarter ended March 31, 2014, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximately $8.0 million impact on our revenues.
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
We are exposed to market risk on our open derivative contracts related to potential nonperformance by our counterparties. It is our policy to enter into derivative contracts, including interest rate swaps, only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. The counterparties to the Company's current derivative contracts are large financial institutions and also lenders or affiliates of lenders in its RBC Credit Facility. We did not post collateral under any of these contracts as they are secured under our RBC Credit Facility.
We have also been exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Currently, we did not enter into any derivative contracts to reduce the exposure to market rate fluctuations. At March 31, 2013, we did not have any open positions that converted our variable interest rate debt to fixed interest rates. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.
We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The estimated fair values for financial instruments under ASC 825, Financial Instruments, (ASC 825) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Note 5 - "Derivative Instruments" for more details. As of March 31, 2014 we have 5.3 Bcfe equivalent production hedged between April 1, 2014 and December 31, 2014. For the remainder of 2014 production, we have 127.5 Mbbl of crude oil hedges at an average Brent floor price of $104.20/Bbl, 149 MBbl of crude oil hedges at an average WTI floor price of $93.48/Bbl and 3.6 Bcf of natural gas hedges at an average floor price or $3.92/MMBtu.
Interest Rate Sensitivity
We are exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and US Prime based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.
As of March 31, 2014, our total long-term debt was $63.8 million, which bears interest at a floating or market interest rate that is tied to the prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. During the quarter ended March 31, 2014, our effective rates fluctuated between 2.2 percent and 4.5 percent, depending on the term of the specific debt drawdowns. At March 31, 2014, we did not have any outstanding interest rate swap agreements. As of March 31, 2014, the weighted average interest rate on our variable rate debt was 2.3% per year. Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our RBC Credit Facility would result in an increase of our interest expense by $0.2 million for a three month period.
Other Financial Instruments
    As of March 31, 2014, we had no cash or cash equivalents. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of March 31, 2014, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.
Item 4. Controls and Procedures
Allan D. Keel, our Chairman, President and Chief Executive Officer, together with our Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014. Based upon that evaluation, the Company’s management concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In November 2010, a subsidiary of the Company, several predecessor operators and several product purchasers were named in a lawsuit filed in the District Court for Lavaca County in Texas by an entity alleging that it owns a working interest in two wells that has not been recognized by us or by predecessor operators to which we have granted indemnification rights. In dispute is whether ownership rights were transferred through a number of decade-old poorly documented transactions. The trial court has granted plaintiff's motion for partial summary judgment as to liability (but not damages). While preserving our right to appeal as to liability, we recently entered into a partial judgment with the plaintiff which establishes the amount of damages recoverable by the plaintiff if it ultimately prevails in this case at approximately$5.3 million, exclusive of interest. We are vigorously defending this lawsuit, believe that we have meritorious defenses and intend to appeal the aforementioned decision.
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
The merger-related lawsuits allege, among other things, that Crimson’s board of directors failed to take steps to obtain a fair price, failed to properly value Crimson, failed to protect against alleged conflicts of interest, failed to conduct a reasonably informed evaluation of whether the transaction was in the best interests of stockholders, failed to fully disclose all material information to stockholders, acted in bad faith and for improper motives, engaged in self-dealing, discouraged other strategic alternatives, took steps to avoid competitive bidding, and agreed to allegedly unreasonable deal protection mechanisms, including the no-shop, fiduciary-out provisions and termination fee. The lawsuits also allege that Contango and certain other defendants aided and abetted the other defendants in violating duties to the Crimson stockholders. The known plaintiffs in these lawsuits collectively owned a very small percentage of the total outstanding shares of Crimson common stock at the time of the Merger, which was approved by Contango's pre-merger shareholders (89% of outstanding shares and 99% of voted shares were voted in favor of the Merger) and Crimson's pre-merger shareholders (69% of outstanding shares and 88% of voted shares were voted in favor of the Merger). The Company believes that these merger-related lawsuits are without merit and is contesting them vigorously.
In February 2011, a subsidiary of the Company and certain of our working interest partners and insurance carriers brought suit against a marine construction, dredging and tunneling company and an instrumentality of the United States of America in the U.S. District Court for the Southern District of Texas - Houston Division seeking monetary damages for damage to an offshore pipeline which was struck by a dredge. Following a bench trial in December 2013, we and our co-defendants obtained a favorable judgment from the trial court, but the judgment is being appealed by the defendants.
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
Item 1A. Risk Factors
For discussion regarding our risk factors, see Item 1 of Part 1 of our Annual Report on Form 10-K/A for the year ended December 31, 2013 and our Transition Report on Form 10-K for the transition period ended December 31, 2013. Those risk and uncertainties are not the only ones facing us, and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition, and/or results of operations
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
None.
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

CONTANGO OIL & GAS COMPANY

Date: May 12, 2014	By:	/S/ ALLAN D. KEEL
Allan D. Keel President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2014	By:	/S/ E. JOSEPH GRADY
E. Joseph Grady Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2014	By:	/S/ YAROSLAVA MAKALSKAYA
Yaroslava Makalskaya Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Exhibit Number	Description

2.1*	Agreement and Plan of Merger, dated as of April 29, 2013, by and among Contango Oil & Gas Company, Contango Acquisition, Inc. and Crimson Exploration Inc. (3)
3.1	Certificate of Incorporation of Contango Oil & Gas Company. (1)
3.2	Second Amended and Restated Bylaws of Contango Oil & Gas Company. (5)
3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (2)
10.1	Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and The Lenders Signatory Hereto dated October 1, 2013. (4)
10.2	First Amendment to Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto. (6)
31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††
101	Interactive Data Files †

†	Filed herewith.

††	Furnished herewith.

*
Schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

1.	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

2.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.

3.	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated as of April 29, 2013, as filed with the Securities and Exchange Commission on May 1, 2013.

4.	Filed as an exhibit to the Company’s Current Report on Form 8-K dated as of October 1, 2013, as filed with the Securities and Exchange Commission on October 2, 2013.

5.	Filed as an exhibit to the Company’s Current Report on Form 8-K dated as of March 19, 2014, as filed with the Securities and Exchange Commission on March 21, 2014.

6.	Filed as an exhibit to the Company’s Current Report on Form 8-K dated as of April 11, 2014, as filed with the Securities and Exchange Commission on April 15, 2014.