Form 10-Q
period 2014-09-30
CONTANGO OIL & GAS CO
filed 2014-11-10
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of November 6, 2014 was 19,375,172.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

All references in this Quarterly Report on Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and its subsidiaries.

Item 1. Consolidated Financial Statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	September 30,	December 31,
	2014	2013

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net	35,990	60,613
Prepaid expenses and other	2,892	2,031
Inventory	2,166	2,147
Current deferred tax asset	2,882	1,326
Total current assets	43,930	66,117
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	1,100,318	1,001,361
Unproved properties	40,387	49,443
Other property and equipment	1,031	900
Accumulated depreciation, depletion and amortization	(374,099)	(260,681)
Total property, plant and equipment, net	767,637	791,023
OTHER NON-CURRENT ASSETS:
Investments in affiliates	58,069	50,901
Other	1,816	2,263
Total other non-current assets	59,885	53,164
TOTAL ASSETS	$871,452	$910,304

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$93,133	$96,833
Current derivative liability	—	1,131
Current asset retirement obligations	4,176	1,315
Total current liabilities	97,309	99,279
NON-CURRENT LIABILITIES:
Long-term debt	54,415	90,000
Deferred tax liability	103,849	105,956
Asset retirement obligations	21,325	22,019
Total non-current liabilities	179,589	217,975
Total liabilities	276,898	317,254
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50 million shares authorized, 24,369,252 shares issued and 19,376,632 shares outstanding at September 30, 2014, 24,356,236 shares issued and 19,363,711 shares outstanding at December 31, 2013	963	962
Additional paid-in capital	232,099	228,644
Treasury shares at cost (4,992,620 shares at September 30, 2014 and 4,992,525 shares at December 31, 2013)	(119,184)	(119,180)
Retained earnings	480,676	482,624
Total shareholders’ equity	594,554	593,050
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$871,452	$910,304

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(unaudited)		(unaudited)
REVENUES:
Oil and condensate sales	$37,662	$10,044	$111,102	$27,961
Natural gas sales	21,676	18,914	87,547	53,308
Natural gas liquids sales	8,214	5,764	27,579	15,948
Total revenues	67,552	34,722	226,228	97,217
EXPENSES:
Operating expenses	13,797	5,553	36,426	26,025
Exploration expenses	(4,713)	89	33,071	223
Depreciation, depletion and amortization	40,550	11,518	114,853	32,242
Impairment and abandonment of oil and gas properties	6,693	—	23,259	767
General and administrative expenses	6,821	2,657	26,485	11,622
Total expenses	63,148	19,817	234,094	70,879
OTHER INCOME (EXPENSE):
Gain from investment in affiliates (net of income taxes)	1,287	669	4,387	1,402
Interest expense	(672)	(13)	(2,077)	(38)
Gain (loss) on derivatives, net	1,734	—	(1,488)	—
Other income (expense)	48	15,698	(148)	25,573
Total other income (expense)	2,397	16,354	674	26,937
NET INCOME (LOSS) BEFORE INCOME TAXES	6,801	31,259	(7,192)	53,275
Income tax benefit (provision)	(3,137)	(11,519)	5,244	(18,310)
NET INCOME (LOSS)	$3,664	$19,740	$(1,948)	$34,965
NET INCOME (LOSS) PER SHARE:
Basic	$0.19	$1.30	$(0.10)	$2.30
Diluted	$0.19	$1.30	$(0.10)	$2.30
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19,076,998	15,194,952	19,074,285	15,194,952
Diluted	19,122,210	15,194,952	19,074,285	15,194,952

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2014	2013

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,948)	$34,965
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	114,853	32,242
Impairment of natural gas and oil properties	22,688	767
Exploration expenses	31,594	(29)
Deferred income taxes	(3,485)	4,538
Gain on sale of assets	—	(15,645)
Gain from investment in affiliates	(6,750)	(2,158)
Stock-based compensation	3,333	—
Unrealized gain on derivative instruments	(1,494)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable and other receivables	18,703	(795)
Decrease (increase) in prepaid expenses	(606)	1,003
Increase in accounts payable and advances from joint owners	2,393	1,725
Decrease in other accrued liabilities	(2,489)	(244)
Decrease in income taxes receivable, net	466	16,271
Other	(422)	741
Net cash provided by operating activities	$176,836	$73,381
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	$(146,699)	$(23,117)
Investment in affiliates	—	(15,397)
Distributions from affiliates	5,365	23,154
Net cash used in investing activities	$(141,334)	$(15,360)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$352,558	$—
Repayments under credit facility	(388,144)	—
Proceeds from exercised options	120	—
Excess tax benefit from exercise of stock options	3	—
Purchase of treasury stock	(4)	—
Debt issuance costs	(35)	—
Net cash used in financing activities	$(35,502)	$—
NET INCREASE IN CASH AND CASH EQUIVALENTS	$—	$58,021
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	79,487
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$137,508

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except number of shares)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity

	(unaudited)
Balance at December 31, 2013	19,363,711	$962	$228,644	$(119,180)	$482,624	$593,050
Exercise of stock options	4,165	—	120	—	—	120
Excess tax benefit from exercise of stock options	—	—	3	—	—	3
Treasury shares at cost	(95)	—	—	(4)	—	(4)
Restricted shares activity	8,851	1	(1)	—	—	—
Stock-based compensation	—	—	3,333	—	—	3,333
Net loss	—	—	—	—	(1,948)	(1,948)
Balance at September 30, 2014	19,376,632	$963	$232,099	$(119,184)	$480,676	$594,554

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Contango Oil & Gas Company (collectively with its subsidiaries, “Contango” or the “Company”) is a Houston, Texas based, independent oil and natural gas company. The Company’s business is to explore, develop, produce and acquire oil and natural gas properties in the shallow waters of the Gulf of Mexico ("GOM") and in the Gulf Coast, Texas and Rocky Mountain regions of the United States.

On October 1, 2013, the Company completed a merger with Crimson Exploration Inc. ("Crimson"), in an all-stock transaction (the "Merger") pursuant to which Crimson became a wholly-owned subsidiary of Contango.

The Company's operations are focused offshore in the GOM in water-depths of less than 300 feet as well as in long life resource plays primarily in Southeast Texas (the Woodbine oil and liquids-rich play), South Texas (the Eagle Ford Shale and Buda oil and liquids-rich plays), and East Texas (the James Lime liquids-rich play and, under an improved natural gas price environment, the Haynesville/Mid-Bossier gas play). The Company believes these plays, and other formations in the same areas, provide significant long-term growth potential.

Additionally, the Company has (i) a 37% equity investment in Exaro Energy III LLC (“Exaro”) that is primarily focused on the development of proved natural gas reserves in a portion of the Jonah Field in Wyoming; (ii) leasehold positions and non-operated producing properties in Louisiana and Mississippi targeting the Tuscaloosa Marine Shale (“TMS”); (iii) operated properties producing from various conventional formations in various counties along the Texas Gulf Coast; (iv) operated producing properties in the Denver Julesburg Basin (“DJ Basin”) in Weld and Adams counties in Colorado, which the Company believes are prospective for the Niobrara Shale oil play; (v) approximately 93,000 net acres (80% working interest) in Natrona County, Wyoming, which the Company has the right to earn, where the Company expects to soon pursue a horizontal drilling resource play targeting multiple formations, including the Mowry Shale; (vi) approximately 21,000 newly acquired net acres (50% working interest) in Fayette, Gonzales, Caldwell and Bastrop counties, Texas on which the Company has spud its initial well in a  horizontal program targeting multiple formations; (vii) approximately 44,000 net acres in Weston County, Wyoming on which the Company will soon pursue a horizontal drilling resource play testing the Muddy Sandstone and (viii) six exploratory prospects in the shallow waters of the Gulf of Mexico.

The Company intends to grow reserves and production by developing its existing producing property base and by exploiting its unproved oil and liquids resource potential in its onshore resource plays. The Company has developed a significant inventory of drilling opportunities on its existing property base that should provide multi-year reserve growth, and until sustained improvement is seen in natural gas prices, expects to concentrate drilling activity on further developing the oil and liquids-rich onshore assets in its Southeast,  South and Southcentral Texas regions and Wyoming. In 2014, the Company has focused on its crude oil and liquids-rich projects with a continuous drilling rig program in each of the Woodbine play in Madison and Grimes Counties, Texas, the Buda play in Dimmit County, Texas, and the initiation of drilling in the newly acquired Fayette County, Texas, and Wyoming plays. No further drilling activity is planned for the Gulf of Mexico for the remainder of 2014.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 and Transition Report on Form 10-K for the transition period from July 1, 2013 to December 31, 2013. The consolidated results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries, after elimination of all material intercompany balances and transactions. All wholly-owned subsidiaries are consolidated. Partially-owned oil and gas exploration and development affiliates which are not controlled by the Company, such as Republic Exploration LLC ("REX"), are proportionately consolidated. Financial statements as of September 30, 2014 and

December 31, 2013, and for the three and nine months ended September 30, 2014 contained herein, include consolidated results of operations of both Contango and Crimson. Financial statements for the three and nine months ended September 30, 2013 include only consolidated results of operations of Contango.

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

Cash Equivalents

Cash equivalents are considered to be highly liquid investment grade investments having an original maturity of 90 days or less. As of September 30, 2014 and December 31, 2013, the Company had no cash or cash equivalents. Under the Company’s policy, checks issued but not yet cleared through the bank are classified as accounts payable in the consolidated balance sheets. At September 30, 2014 and December 31, 2013, accounts payable included $17.3 million and $5.9 million, respectively, representing net outstanding checks that had not yet been presented for payment.

Impairment of Long-Lived Assets

When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from risk adjusted proved, probable and possible reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair value. No impairment of proved properties was recognized for the three and nine months ended September 30, 2014 or 2013.

Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period.

On April 29, 2014, the Company reached total depth on its Ship Shoal 255 well, and no commercial hydrocarbons were found. As a result, for the nine months ended September 30, 2014, the Company recognized $31.6 million in exploration expense for the cost of drilling the well and $15.6 million in impairment expense, including $3.5 million related to leasehold costs and $12.1 million related to the platform located in Ship Shoal 263 block which was expected to be used by the Ship Shoal 255 well had it been successful.    For the three months ended September 30, 2014, the Company recognized a $5.2 million credit in exploration expense for an adjustment to estimated costs for Ship Shoal 255 accrued in the previous quarter and credits negotiated with service providers.

The Company recognized impairment expense of approximately $6.7 million and $7.1 million for the three and nine month periods ended September 30, 2014, respectively,  related to impairment and partial impairment of certain unproved properties due to expiring leases and leases not likely to be drilled.

No impairment of unproved properties was recognized during the three months ended September 30, 2013.  For the nine months ended September 30, 2013, the Company recorded impairment expense of approximately $0.7 million related to unproved properties.

Net Income (Loss) Per Common Share

Basic net income per common share is computed by dividing income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended September 30, 2014, the weighted average incremental shares for stock options was 3,417 shares and the weighted average incremental shares for restricted stock was 41,795 shares. Potential dilutive securities, including stock options and non-vested restricted stock, have not been considered when their effect would be antidilutive.  For the three months ended September 30, 2014, 114,934 stock options and 98,269 restricted shares were excluded from dilutive shares as they were antidilutive.  For the nine months ended September 30, 2014, 130,348 stock options and 299,501 restricted shares were excluded from the dilutive shares due to the loss for the period.  For the three and nine months ended September 30, 2013, the Company had no potentially dilutive securities.

Reclassifications

Certain reclassifications have been made to the amounts included in the consolidated financial statements as of December 31, 2013 and for the nine months ended September 30, 2013, in order to conform to the presentation as of and for the nine months ended September 30, 2014. These reclassifications were not material.

Subsidiary Guarantees

The Company has filed a registration statement on Form S-3 with the SEC to register, among other securities, debt securities that the Company may issue from time to time. Crimson, Crimson Exploration Operating, Inc., Contango Energy Company, Contango Operators, Inc., Contango Mining Company, Conterra Company, Contaro Company, Contango Alta Investments, Inc., Contango Venture Capital Corporation and any other of its future subsidiaries specified in the prospectus supplement, except for minor subsidiaries, (each a “Subsidiary Guarantor”) are Co-Registrants with the Company under the registration statement, and the registration statement also registered guarantees of debt securities by the Subsidiary Guarantors. The Subsidiary Guarantors are wholly-owned by the Company, either directly or indirectly, and any guarantee by the Subsidiary Guarantors will be full and unconditional. The Company has no assets or operations independent of the Subsidiary Guarantors, and there are no significant restrictions upon the ability of the Subsidiary Guarantors to distribute funds to the Company. The Company has one wholly-owned subsidiary that is inactive and one minor subsidiary which are not subsidiary guarantors. Finally, the Company’s wholly-owned subsidiaries do not have restricted assets that exceed 25% of net assets as of the most recent fiscal year end that may not be transferred to the Company in the form of loans, advances or cash dividends by such subsidiary without the consent of a third party.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-15: Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  (ASU 2014-15).  ASU 2014-15 asserts that management should evaluate whether there are relevant condition or events that are known and reasonably knowable that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued when applicable. If conditions or events at the date the financial statements are issued raise substantial doubt about an entity’s ability to continue as a going concern, disclosures are required which will enable users of the financial statements to understand the conditions or events as well as management’s evaluation and plan.  ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted.  The provisions of this accounting update are not expected to have a material impact on its financial position or results of operations.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued new accounting guidance for recognition of revenue Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). This new guidance replaces virtually all existing US GAAP and IFRS guidance on revenue recognition. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016. This new guidance applies to all periods presented. Therefore, when the Company issues its financial statements on Forms 10-Q and 10-K for periods included in its year ended December 31, 2017, its comparative periods that are presented from the years ended December 31, 2015 and 2016, must be retrospectively presented in compliance with this new guidance. Early adoption is not allowed for US GAAP. The new guidance requires companies to make more estimates and use more judgment than under current accounting guidance. The Company is currently evaluating (i) the two allowed adoption methods to determine which method it plans to use for retrospective presentation of comparative periods and (ii) whether the implementation of this new guidance will have a material impact on the Company’s consolidated financial position or results of operations for the periods presented.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported. The implementation of the amended guidance of ASU 2014-08 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), revised its criteria related to internal controls over financial reporting from the originally established 1992 Internal Control - Integrated Framework with 2013 Internal Control - Integrated Framework. The modified framework provides enhanced guidance that ties control objectives to the related risk, enhancement of governance concepts, increased emphasis on globalization of markets and operations, increased recognition of use and reliance on information technology, increased discussion of fraud as it relates to internal control, changes of control deficiency descriptions, and that internal reporting is included in both financial and nonfinancial objectives. The revised framework is effective for interim and annual periods beginning after December 15, 2013. The Company is currently implementing the provisions of the revised framework and does not anticipate a significant impact, if any, on its internal control structure.

Further, management is closely monitoring the joint standard-setting efforts of the FASB and the International Accounting Standards Board. There are a large number of pending accounting standards that are being targeted for completion in 2014 and beyond, including, but not limited to, accounting for leases, fair value measurements, accounting for financial instruments, disclosure of loss contingencies and financial statement presentation. Because these pending standards have not yet been finalized, at this time management is not able to determine the potential future impact that these standards will have, if any, on the Company's financial position, results of operations, or cash flows.

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

During the quarter ended June 30, 2014, the Company completed an analysis of Crimson’s asset retirement obligations as of the acquisition date. Based on this analysis, the Company recorded a measurement period adjustment of $2.5 million to increase the asset retirement obligations liability. As of September 30, 2014, we finalized the purchase price allocation for the Merger.

Crimson contributed revenues of $41.9 million and pre-tax income of $6.1 million to the Company for the three months ended September 30, 2014. Crimson contributed revenues of $120.3 million and pre-tax income of $13.2 million to the Company for the nine months ended September 30, 2014. The following unaudited pro forma summary presents consolidated information of the Company as if the Merger had occurred on January 1, 2013 (in thousands):

	Pro forma	Pro forma
	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
	(Unaudited)	(Unaudited)
Revenue	$66,302	$189,690
Net income	$17,472	$33,633

The unaudited pro forma amounts have been calculated by applying the Company's accounting policies and adjusting the results of Crimson to reflect additional depletion that would have been charged assuming the fair value adjustment to oil and gas properties had been applied from January 1, 2013, together with the consequential tax effects. The pro forma depletion for the period was calculated based on the value of oil and gas properties acquired, giving effect to the fair value adjustments as a result of acquisition accounting and estimated depletion rate for each period. This depletion rate was calculated by dividing production for the period by the beginning of the period proved reserves. The combined historical depreciation, depletion and amortization expenses for the three and nine months ended September 30, 2013 were decreased by $0.6 million and increased by $2.1 million, respectively.

The pro forma interest expense for each period presented was adjusted to reflect the repayment of $175 million of Crimson's debt using cash available at the Merger date plus borrowings of $110.0 million under the new revolving credit facility with Royal Bank of Canada and other lenders (the “RBC Credit Facility”), as if such repayment had occurred on January 1, 2013, which reduced total combined interest expenses for the three and nine months ended September 30, 2013 by $5.4 million and $16.0 million, respectively. The expense related to the amortization of the original issue discount on Crimson's debt was also eliminated for each period.

The pro forma net income was not adjusted for combined historical impairment charges of $0.5 million and $2.1 million, incurred by Crimson during the three and nine months ended September 30, 2013, respectively.

Historical financial statements of Contango for the three and nine months ended September 30, 2013 include approximately $0.7 million and $3.7 million, respectively, of Merger related costs. These expenses are included in general and administrative expense in the Company's consolidated statements of income for the respective periods.

Pro forma net income for the three and nine months ended September 30, 2013 does not include $5.7 million of stock-based compensation expenses related to the vesting of Crimson stock options on October 1, 2013 as a result of the Merger, amortization of debt issuance cost of $0.8 million, amortization of the remaining balance of debt discount of $3.7 million for Crimson debt as of the date of the Merger, and other Merger related costs, including $2.8 million for bankers success fees, which were recognized in Crimson's results of operations for the period October 1, 2013, which is not included in consolidated financial statements of the Company. Pro forma net income also does not include the benefit related to the release of a $10.2 million deferred tax asset valuation allowance in relation to the Merger recognized in purchase accounting. Although such expenses relate to the Merger, they do not represent recurring expenses and, therefore, are not included in the pro forma results of operations.

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

The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2014. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There have been no transfers between Level 1, Level 2 or Level 3.

Fair value information for financial assets and liabilities was as follows as of September 30, 2014 (in thousands):

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts - assets	$363	$—	$363	$—
Commodity price contracts - liabilities	$—	$—	$—	$—

Derivatives listed above include swaps and collars that are carried at fair value. The Company records the net change in the fair value of these positions in "Gain/Loss on derivatives, net" in the Company's consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted markets prices and implied volatility factors related to changes in the forward curves. See Note 5 - "Derivative Instruments" for additional discussion of derivatives.

As of September 30, 2014, the Company's derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

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

As of September 30, 2014, the Company's crude oil and natural gas derivative positions consisted of swaps and costless put/call "collars". Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract, and a purchased put that establishes a minimum price.

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

The following derivative contracts were in place at September 30, 2014, (fair value in thousands):

Commodity	Period	Derivative	Volume/Month (1)	Price/Unit (2)	Fair Value
Crude Oil	Oct 2014-Dec 2014	Swap	7,500 Bbls	$102.10 (4)	$146
Crude Oil	Oct 2014-Dec 2014	Swap	6,000 Bbls	$106.40 (4)	195
Crude Oil	Oct 2014-Dec 2014	Swap	11,000 Bbls	$90.61 (3)	13
Natural Gas	Oct 2014-Dec 2014	Collar	120,000 MMBtu	$4.00 - $4.415 (5)	9
Natural Gas	Oct 2014-Dec 2014	Collar	42,500 MMBtu	$3.75 - $4.60 (5)	—
Natural Gas	Oct 2014-Dec 2014	Collar	42,500 MMBtu	$3.50 - $5.00 (5)	—
		Total net fair value of derivative instruments			$363
(1)	Average volume per month for the remaining contract term
(2)	Average price per unit for the remaining contract term
(3)	Commodity derivative based on NYMEX West Texas Intermediate crude oil prices
(4)	Commodity derivative based on Brent crude oil prices
(5)	Commodity derivative based on Henry Hub NYMEX natural gas prices

There was no activity or outstanding derivative contracts during the three or nine months ended September 30, 2013.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of September 30, 2014 (in thousands):

	Gross	Netting (1)	Total
Assets	$363	$—	$363
Liabilities	$—	$—	$—

(1)	Represents counterparty netting under agreements governing such derivatives

The following table summarizes the effect of derivative contracts on the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended	Nine months Ended
	September 30, 2014	September 30, 2014
Crude oil contracts	$(214)	$(1,385)
Natural gas contracts	(15)	(1,597)
Realized loss	$(229)	$(2,982)

Crude oil contracts	$1,773	$1,538
Natural gas contracts	190	(44)
Unrealized gain	$1,963	$1,494
Gain (loss) on derivatives, net	$1,734	$(1,488)

There were no gains or losses related to derivative instruments for the three or nine months ended September 30, 2013.

6. Stock-Based Compensation

As of September 30, 2014, the Company has stock-based compensation program which allows for stock options and/or restricted stock to be awarded to officers, directors, consultants and employees as a performance-based award or granted upon initial employment as part of their overall compensation package. This program includes (i) the Company's original 2009 Equity Compensation Plan (the “2009 Plan”); and (ii) the Crimson 2005 Stock Incentive Plan (the “2005 Plan” or "Crimson Plan") adopted in conjunction with the Merger. In April 2014 the board of directors approved an Amended and Restated 2009 Incentive Compensation Plan, which amends and restates the 2009 Plan and includes both cash and equity parts of incentive compensation. This plan was approved by the Company's shareholders at the Annual Shareholders Meeting in May 2014.

Stock Options

Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the nine months ended September 30, 2014, there was an insignificant excess tax benefit recognized.  For the nine months ended September 30, 2013, there was no excess tax benefit recognized.

Compensation expense related to employee stock option grants are recognized over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. No stock options were granted during the nine months ended September 30, 2014 or 2013.

During the nine months ended September 30, 2014, 4,165 stock options were exercised and 594 stock options were forfeited by terminated employees. No stock options were exercised or forfeited during the nine months ended September 30, 2013.

Restricted Stock

During the nine months ended September 30, 2014, the Company granted 3,700 shares of restricted common stock under the 2009 Plan to newly hired and promoted employees as part of their compensation package, which vest over a four-year period. Additionally, in July 2014, the Company granted a total of 15,672 shares of restricted stock, which vest on the one-year anniversary of the date of grant, to the directors of the Company as a result of their re-election to the Board at the annual shareholder meeting pursuant to the Company’s Director Compensation Plan. The weighted average fair value of the restricted shares granted during the nine months ended September 30, 2014, was $42.84 with a total fair value of approximately $830 thousand after adjustment for an estimated weighted average forfeiture rate of 5.6%. Approximately 1.1 million shares remain available for grant under the 2009 Plan and the Crimson Plan as of September 30, 2014.

During the nine months ended September 30, 2014, 10,521 restricted shares were forfeited by terminated employees. The aggregate intrinsic value of restricted shares forfeited during the nine months ended September 30, 2014 was approximately $496 thousand.

During the nine months ended September 30, 2014, the Company recognized approximately $3.3 million in stock-based compensation expense for the vesting of restricted shares previously granted to its officers, employees and directors. As of

September 30, 2014, an additional $8.6 million of compensation expense remained to be recognized over the remaining weighted-average vesting period of 2.4 years.

7. Other Financial Information

The following table provides additional detail for accounts receivable, prepaid expenses and other, and accounts payable and accrued liabilities which are presented on the consolidated balance sheets (in thousands):

	September 30,	December 31,
	2014	2013
Accounts receivable:
Trade receivable	$24,297	$42,196
Receivable for Alta Resources distribution	1,993	7,358
Joint interest billing	4,521	5,172
Income taxes receivable	3,723	4,293
Other receivables	2,053	2,172
Allowance for doubtful accounts	(597)	(578)
Total accounts receivable	$35,990	$60,613

Prepaid expenses and other:
Prepaid insurance	$1,917	$1,113
Other	975	918
Total prepaid expenses and other	$2,892	$2,031

Accounts payable and accrued liabilities:
Royalties and revenue payable	$50,169	$44,933
Accrued exploration and development	14,126	17,803
Trade payable	9,846	11,589
Advances from partners	8,156	6,538
Accrued general and administrative expenses	6,490	10,872
Other accounts payable and accrued liabilities	4,346	5,098
Total accounts payable and accrued liabilities	$93,133	$96,833

Included in the table below is supplemental information about cash and non-cash transactions during the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Cash payments:
Interest payments	2,224	25
Income tax payments (receipts)	136	(850)
Non-cash items excluded from investing activities in the consolidated statements of cash flows:
Decrease in accrued capital expenditures	(3,677)	(279)

8. Investment in Exaro Energy III LLC

In April 2012, the Company entered into a Limited Liability Company Agreement (the “LLC Agreement”) in connection with the formation of Exaro. Pursuant to the LLC Agreement, as amended, the Company committed to invest up to $67.5 million in Exaro for an ownership interest of approximately 37%. As of December 31, 2013, the Company had invested approximately $46.9 million. No additional contributions were made during the nine months ended September 30, 2014.

The following table (in thousands) presents condensed balance sheet data for Exaro as of September 30, 2014 and December 31, 2013. The balance sheet data was derived from the Exaro balance sheet as of September 30, 2014 and December 31, 2013 and was not adjusted to represent the Company’s percentage of ownership interest in Exaro. The Company’s share in the equity of Exaro at September 30, 2014 was approximately $57.3 million.

	September 30,	December 31,
	2014	2013
Current assets	$31,000	$30,284
Non-current assets:
Net property and equipment	233,707	182,226
Restricted cash escrow account	5,741	8,732
Other non-current assets	1,056	1,103
Total non-current assets	240,504	192,061
Total assets	$271,504	$222,345

Current liabilities	$10,122	$13,717
Non-current liabilities:
Long-term debt	104,500	70,000
Other non-current liabilities	1,070	923
Total non-current liabilities	105,570	70,923
Members' equity	155,812	137,705
Total liabilities & members' equity	$271,504	$222,345

The following table (in thousands) presents the condensed results of operations for Exaro for the three and nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 and 2013 were derived from Exaro's financial statements for the respective periods. The income statement data below was not adjusted to represent the Company’s ownership interest but rather reflects the results of Exaro as a company. The Company's share in Exaro's results of operations recognized for the three months ended September 30, 2014 and 2013 was a gain of $1.3 million, net of tax expense of $0.7 million, and a gain of $0.7 million, net of tax expense of $0.4 million, respectively. The Company’s share of Exaro’s results of operations recognized for the nine months ended September 30, 2014 and 2013 was a gain of $4.4 million, net of tax expense of $2.4 million, and a gain of $1.4 million, net of tax expense of $0.8 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Oil and natural gas sales	$19,090	$15,834	$61,380	$36,320
Other gain (loss)	955	237	(1,037)	786
Less:
Lease operating expenses	5,463	4,737	16,875	10,882
Depreciation, depletion, amortization & accretion	7,294	5,817	19,420	11,605
General & administrative expense	730	687	2,680	2,577
Income from continuing operations	6,558	4,830	21,368	12,042
Net interest expense	(1,195)	(2,041)	(3,161)	(2,701)
Net income	$5,363	$2,789	$18,207	$9,341

Included in Other gain (loss) are realized and unrealized gains and losses attributable to derivatives, whose value is likely to change based on future oil and gas prices. Exaro's results of operations do not include income taxes, because Exaro is treated as a partnership for tax purposes.

9. Long-Term Debt

RBC Credit Facility

As of September 30, 2014 and December 31, 2013, the Company had approximately $54.4 million and $90.0 million, respectively, outstanding under the RBC Credit Facility and $1.9 million and $1.9 million, respectively, in outstanding letters of credit. As of September 30, 2014, borrowing availability under the RBC Credit Facility was $218.7 million.

The RBC Credit Facility is collateralized by a lien on substantially all the assets of the Company and its subsidiaries, including a security interest in the stock of Contango’s subsidiaries and a security interest in the Company’s oil and gas properties.

Borrowings under the RBC Credit Facility bear interest at a rate that is dependent upon LIBOR, the U.S. prime rate, or the federal funds rate, plus a margin dependent upon the amount outstanding. Additionally, the Company must pay a commitment fee on the amount of the facility that remains unused, which varies from .375% to .5%, depending on the amount of the credit facility that is unused. Total interest expense under the RBC Credit Facility, including commitment fees, for the three and nine months ended September 30, 2014 was approximately $0.7 million and $2.1 million, respectively.

The RBC Credit Facility contains restrictive covenants which, among other things, restrict the declaration or payment of dividends by Contango and require the maintenance of a minimum current ratio and a maximum leverage ratio. As of September 30, 2014, the Company was in compliance with all covenants under the RBC Credit Facility. The RBC Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events.

The weighted average interest rate in effect at September 30, 2014 and December 31, 2013 was 2.1251% and 2.1875%, respectively. The RBC Credit Facility matures on October 1, 2017, at which time any outstanding balances will be due.

Amegy Bank Credit Facility

The RBC Credit Facility replaced the Company's $40 million credit facility with Amegy Bank. Interest expense under the Amegy Credit Agreement for the three and nine months ended September 30, 2013 was approximately $13 thousand and $38 thousand, respectively.

10. Income Taxes

The Company’s income tax provision for continuing operations consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current tax provision (benefit):
Federal	$—	$6,536	$(524)	$12,878
State	414	870	1,127	3,043
Total	$414	$7,406	$603	$15,921
Deferred tax provision (benefit):
Federal	$3,651	$4,251	$(2,775)	$2,481
State	(235)	222	(710)	663
Total	$3,416	$4,473	$(3,485)	$3,144
Total tax provision (benefit):
Federal	$3,651	$10,787	$(3,299)	$15,359
State	179	1,092	417	3,706
Total	$3,830	$11,879	$(2,882)	$19,065
Included in gain from investment in affiliates	$693	$360	$2,362	$755
Total income tax provision (benefit)	$3,137	$11,519	$(5,244)	$18,310

The effective tax rate for the three months ended September 30, 2014 and 2013 varies from the statutory rate primarily due to the effect of state income taxes. The effective tax rate for the nine months ended September 30, 2014 varies from the statutory rate primarily due to the effect of state income tax expenses offset by beneficial permanent return to provision differences related to deductible merger transaction costs and depletion deductions for state taxes. The effective tax rate for the nine months ended September 30, 2013 varied from the statutory rate due to state income taxes and permanent differences related to non-deductible merger related expenses offset by permanent differences for non-taxable life insurance proceeds.

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

As of September 30, 2014, Olympic, JEX, REX and JEX employees owned the following interests in the Company's offshore wells.

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

During the three and nine months ended September 30, 2014, Mr. Romano earned $26 thousand and $78 thousand, respectively, for his service as a director of the Company. During the three months ended March 31, 2014, Mr. Juneau earned $12 thousand for his service as a director of the Company, and on March 19, 2014, Mr. Juneau resigned from the board of directors. During the three and nine months ended September 30, 2013, Mr. Juneau earned $28 thousand and $84 thousand, respectively, for his service as a director of the Company.

During the quarter ended December 31, 2013, Mr. Romano and Mr. Juneau each received 1,622 shares of restricted stock, which vest 100% on the one-year anniversary of the date of grant, as part of their board of director compensation. In April 2014, the board of directors accelerated the vesting of Mr. Juneau's 1,622 shares which would have otherwise been forfeited upon his resignation in March 2014. The Company recognized compensation expense of approximately $71 thousand related to the shares granted to Mr. Juneau for the three months ended March 31, 2014. Additionally, during the quarter ended September 30, 2014, the Company granted 2,612 shares of restricted stock, which vest 100% on the one-year anniversary of the date of grant, to Mr. Romano as part of his board of director compensation.  The Company recognized compensation expense of approximately $44 thousand and $80 thousand related to the shares granted to Mr. Romano for the three and nine months ended September 30, 2014, respectively.

As of June 30, 2014, Mr. Romano was entitled to receive a bonus of $4.0 million as a result of the merger with Crimson, as he continued his service to the Company through June 30, 2014. Approximately $2.6 million related to this bonus is included in general and administrative expenses for the nine months ended September 30, 2014, respectively. This bonus was paid in July 2014.

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

Below is a summary of payments received from (paid to) Olympic, JEX and REX in the ordinary course of business in the Company’s capacity as operator of the wells and platforms for the periods indicated. The Company made and received similar types of payments with other well owners (in thousands):

	Three months ended September 30,
	2014			2013
	Olympic	JEX	REX	Olympic	JEX	REX
Revenue payments as well owners	$(1,555)	$(1,039)	$(489)	$(1,698)	$(1,254)	$(470)
Joint interest billing receipts	136	253	89	235	412	908

	Nine months ended September 30,
	2014			2013
	Olympic	JEX	REX	Olympic	JEX	REX
Revenue payments as well owners	$(5,767)	$(3,851)	$(1,835)	$(5,103)	$(3,411)	$(1,329)
Joint interest billing receipts	418	411	245	829	1,162	2,017

Below is a summary of payments received from (paid to) Olympic, JEX and REX as a result of specific transactions between the Company, Olympic, JEX and REX. While these payments are in the ordinary course of business, the Company did not have similar transactions with other well owners (in thousands):

	Three months ended September 30,
	2014			2013
	Olympic	JEX	REX	Olympic	JEX	REX
Reimbursement of certain costs	$—	$—	$—	$—	$(40)	$(197)
Rent received for sublease	—	44	—	—	—	—

	Nine months ended September 30,
	2014			2013
	Olympic	JEX	REX	Olympic	JEX	REX
Reimbursement of certain costs	$(54)	$(29)	$—	$—	$(1,109)	$(202)
Rent received for sublease	—	110	—	—	—	—

As of September 30, 2014 and December 31, 2013, the Company's consolidated balance sheets reflected the following balances (in thousands):

	September 30, 2014			December 31, 2013
	Olympic	JEX	REX	Olympic	JEX	REX
Accounts receivable:
Joint interest billing	$187	$68	$30	$34	$87	$116

Accounts payable:
Royalties and revenue payable	(1,121)	(738)	(308)	(1,293)	(877)	(466)

Oaktree Capital Management L.P.

As of September 30, 2014, Oaktree Capital Management L.P. ("Oaktree"), through various funds, owned approximately 6.7% of the Company's stock. On October 1, 2013, following the closing of the Merger, Mr. James Ford, a Managing Director and Portfolio Manager within Oaktree, was elected to the Company's board of directors. Mr. Ford was previously a member of Crimson's board of directors from February 2005 until the closing of the Merger.

As part of Mr. Ford's director compensation, all cash and equity awards payable to Mr. Ford, are instead granted to an affiliate of Oaktree. An affiliate of Oaktree received 1,622 shares of restricted stock during the quarter ended December 31, 2013, and 2,612 shares of restricted stock during the quarter ended September 30, 2014. These shares vest 100% on the one-year anniversary of the date of the grant. During the three and nine months ended September 30, 2014, the affiliate of Oaktree earned $16 thousand and $48 thousand in cash as a result of Mr. Ford's board participation, and the Company recognized compensation expense of approximately $44 thousand and $80 thousand related to the shares of restricted stock granted to an affiliate of Oaktree.

12. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in legal proceedings relating to claims associated with its properties, operations or business or arising from disputes with vendors in the normal course of business, including the material matters discussed below.

Mineral interest owners in South Louisiana filed suit against a subsidiary of the Company and several co-defendants in June 2009 in the 31st Judicial District Court situated in Jefferson Davis Parish, Louisiana alleging failure to act as a reasonably prudent operator, failure to explore, waste, breach of contract, etc. in connection with two wells located in Jefferson Davis Parish. Many of the alleged improprieties occurred prior to the Company’s ownership of an interest in the wells at issue, although the Company may have assumed liability otherwise attributable to its predecessors-in-interest through the acquisition documents relating to the acquisition of the Company’s interest in these wells. The Company and its co-defendants obtained a favorable judgment from the trial court following a bench trial. On October 1, 2014, the Louisiana Third Circuit Court of Appeals issued an opinion reversing the trial court’s rulings and rendering judgment in favor of the plaintiffs for approximately $13.4 million. The decision by the court of appeals did not allocate liability among the defendants although the Company would likely be responsible for at least one-half, and possibly as much as two-thirds, of the judgment if it stands. The Company and its co-defendants have filed an application for rehearing with the Louisiana Third Circuit Court of Appeals seeking reconsideration by appellate court of its decision to reverse the decision of the trial court, but it is uncertain whether the court will grant the request of the Company and its co-defendants.  If the Company’s application for rehearing is unsuccessful, the Company and its co-defendants intend to file an application for a writ of certiorari to the Louisiana Supreme Court seeking review of this case by the state’s highest court.  While there is uncertainty whether the Louisiana Supreme Court will accept the application and, if accepted, rule in the Company’s favor, the Company believes that the decision by the court of appeals presents issues that will resonate with the Louisiana Supreme Court and are of precedential significance sufficient to warrant review by that court. A companion case involving the same claims, wells, etc. was filed in the same trial court on April 19, 2013 on behalf of additional mineral interest owners but has been inactive pending the appeal of the original case.  The Company’s potential exposure in this case is expected to be affected by the outcome of the appeal of the original case.

In November 2010, a subsidiary of the Company, several predecessor operators and several product purchasers were named in a lawsuit filed in the District Court for Lavaca County in Texas by an entity alleging that it owns a working interest in two wells that has not been recognized by us or by predecessor operators to which the Company had granted indemnification rights. In dispute is whether ownership rights were transferred through a number of decade-old poorly documented transactions. Based on prior summary judgments, the trial court recently entered a final judgment in the case in favor of the plaintiffs for approximately $5.3 million, plus post-judgment interest. The Company intends to appeal the trial court’s decision.

In September 2012, a subsidiary of the Company was named as defendant in a lawsuit filed in district court for Harris County in Texas involving a title dispute over a 1/16th mineral interest in the producing intervals of certain wells operated by us in the Catherine Henderson “A” Unit in Liberty County in Texas. This case was subsequently transferred to the district court for Liberty County, Texas and combined with a suit filed by other parties against the plaintiff claiming ownership of the disputed interest. The plaintiff has alleged that, based on its interpretation of a series of 1972 deeds, it owns an additional 1/16th unleased mineral interest in the producing intervals of these wells on which it has not been paid (this claimed interest is in addition to a 1/16th unleased mineral interest on which it has been paid). The Company has made royalty payments with respect to the disputed interest in reliance, in part, upon leases obtained from successors to the grantors under the aforementioned deeds, who claim to have retained the disputed mineral interests thereunder. The plaintiff alleges damages of approximately $10.7 million. The Company is vigorously defending this lawsuit and believes that it has meritorious defenses. The Company believes if this matter were to be determined adversely, amounts owed to the plaintiff could be partially offset by recoupment rights the Company may have against other working interest and/or royalty interest owners in the unit.

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

On October 24, 2014, the Delaware Chancery Court issued an opinion dismissing the plaintiffs’ complaint in the Delaware litigation in its entirety, although the plaintiffs may pursue an appeal of the trial court’s ruling.  The Company believes that these merger-related lawsuits are without merit and will contest any appeal vigorously.

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

While many of these matters involve inherent uncertainty and the Company is unable at the date of this filing to estimate an amount of possible loss with respect to certain of these matters, the Company believes that the amount of the liability, if any, ultimately incurred with respect to these proceedings or claims will not have a material adverse effect on its consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. The Company maintains various insurance policies that may provide coverage when certain types of legal proceedings are determined adversely.

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

On October 1, 2013 the Company's board of directors approved a change in fiscal year end from June 30 to December 31. On March 3, 2014, we filed a Form 10-K which covered the transition period of July 1, 2013 through December 31, 2013, which included six months of Contango activity (July - December) and three months of post-merger Crimson activity (October - December). We also filed the Annual Report on Form 10-K/A to present the the financial statements of the Company on a calendar year basis for each of the three years in the period ended December 31, 2013. This Form 10-Q presents our information for the three and nine months ended September 30, 2014 and 2013 based on a new year-end date of December 31. Unless otherwise noted, all references to "years" in this report refer to the twelve-month periods ended December 31 of each year.

We have historically focused our operations in the GOM, but our recent merger with Crimson has given us access to lower risk, long life resource plays primarily in Southeast Texas (the Woodbine oil and liquids-rich play), in South Texas (the Eagle Ford Shale and Buda oil and liquids-rich plays) and in East Texas (the James Lime liquids-rich play, and under an improved natural gas price environment, the Haynesville/Mid-Bossier gas play). We believe these plays, and other formations in the same areas, provide long-term growth potential.

Additionally, we have (i) a 37% equity investment in Exaro Energy III LLC (“Exaro”) that is primarily focused on the development of proved natural gas reserves in a portion of the Jonah Field in Wyoming; (ii) non-operated producing properties in Louisiana and Mississippi targeting the Tuscaloosa Marine Shale (“TMS”); (iii) operated properties producing from various conventional formations in various counties along the Texas Gulf Coast; (iv) operated producing properties in the Denver Julesburg Basin (“DJ Basin”) in Weld and Adams counties in Colorado, which we believe are prospective for the Niobrara Shale oil play; (v) approximately 93,000 net acres (80% working interest) in Natrona County, Wyoming, which we have the right to earn, where we expect to soon pursue a horizontal drilling resource play targeting multiple formations, including the Mowry Shale, (vi) approximately 21,000 newly acquired net acres (50% working interest) in Fayette, Gonzales, Caldwell and Bastrop counties, Texas on which we have spud our initial well in a horizontal program targeting multiple formations; (vii) approximately 44,000 net acres in Weston County, Wyoming on which we will soon pursue a horizontal drilling resource play testing the Muddy Sandstone and (viii) six exploratory prospects in the shallow waters of the GOM.

On April 29, 2014, we reached total depth on our Ship Shoal 255 well, and no commercial hydrocarbons were found. As a result, for the nine months ended September 30, 2014, we recognized $31.6 million in exploration expense for the cost of drilling the well and $15.6 million in impairment expense, including $3.5 million related to leasehold costs and $12.1 million related to the platform located in Block Ship Shoal 263 which was expected to be used by the Ship Shoal 255 well had it been successful. For the three months ended September 30, 2014, we recognized a $5.2 million credit in exploration expense for an adjustment to estimated costs for Ship Shoal 255 accrued in the previous quarter and credits negotiated with service providers.

We intend to grow reserves and production by developing our existing producing property base and by exploiting our unproved oil/liquids resource potential in its onshore resource plays. We have developed a significant inventory of quality drilling opportunities on our existing property base that we believe should position us for multiyear reserve growth, and until sustained improvement is seen in natural gas prices, expect to concentrate drilling activity on further developing our oil and liquids-rich onshore assets in Southeast, South and Southcentral Texas regions and Wyoming. In 2014, we have focused on our inventory of crude oil and liquids-rich projects with rig programs in the Woodbine play in Madison and Grimes Counties, Texas, the Buda play in Dimmit County, Texas and the initiation of drilling in the newly acquired Fayette County, Texas and Wyoming plays. No further drilling activity is planned for the GOM for the remainder of 2014.

We will continue to monitor expanding industry activity in the oil-weighted TMS and in the Niobrara Shale to determine the future potential and strategy for optimizing value in each play prior to committing significant drilling capital.

Summary Production Information

Our production for the three months ended September 30, 2014 was approximately 54% offshore and 46% onshore, and 60% natural gas and 40% oil and natural gas liquids. Our production for the three months ended September 30, 2013 was 100% offshore, and approximately 78% natural gas and 22% oil and natural gas liquids.

The table below sets forth our average net daily production data in Mmcfed from our fields for each of the periods indicated:

	Three Months Ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Offshore GOM
Dutch and Mary Rose	61.7	59.1	66.7	60.9	42.3
Vermilion 170	9.6	9.6	9.0	7.2	8.0
Other offshore (1)	0.7	0.8	0.4	0.6	5.2
Southeast Texas (2)	—	24.3	26.4	27.1	26.6
South Texas (2)	—	14.7	12.6	16.0	17.4
Other (2) (3)	—	1.7	2.4	4.2	2.8
	72.0	110.2	117.5	116.0	102.3

(1) The "Other offshore" line includes Ship Shoal 263 and South Timbalier 17.

(2)   "Southeast Texas", "South Texas" and "Other" production are not included in the table above for periods prior to the quarter ended December 31, 2013, as a result of acquiring these producing properties effective October 1, 2013 as a part of the Merger.

(3) The "Other" line includes onshore wells in the East Texas, Rocky Mountain and Tuscaloosa Marine Shale regions for the quarters ended December 31, 2013, March 31, 2014, June 30, 2014, and September 30, 2014.

The table below sets forth our pro forma net daily production data in Mmcfed from our fields for each of the periods indicated as if the Merger took place on January 1, 2013:

	Pro forma
	Three Months Ended
	September 30, 2013	December 31, 2013 (1)	March 31, 2014 (1)	June 30, 2014 (1)	September 30, 2014 (1)
Offshore GOM	72.0	69.5	76.1	68.7	55.5
Southeast Texas (2)	25.4	24.3	26.4	27.1	26.6
South Texas (2)	13.0	14.7	12.6	16.0	17.4
Other (2)	1.9	1.7	2.4	4.2	2.8
	112.3	110.2	117.5	116.0	102.3

(1) Production for the quarters ended December 31, 2013, March 31, 2014, June 30, 2014, and September 30, 2014 include historical production of the combined company post-merger.

(2) Production for Southeast Texas, South Texas and Other for the periods prior to October 1, 2013 represent historical production of Crimson Exploration Inc. as derived from its quarterly reports on Form 10-Q for the respective periods.

Offshore Gulf of Mexico

Dutch and Mary Rose Field

We operate five wells located in federal waters at Eugene Island 10 (“Dutch”) and five wells located in adjacent state of Louisiana waters (“Mary Rose”). These ten wells produce to a Company-owned and operated production platform at Eugene Island 11. While we do not hold a lease for the Eugene Island 11 block, this does not impact our ability to operate our facilities located on that block. Operators in the Gulf of Mexico may place platforms and facilities on any location without having to own the lease, provided that permission and proper permits from the Bureau of Safety and Environmental Enforcement (“BSEE”) have been obtained. We have obtained such permission and permits. We installed our facilities at Eugene Island 11 because that was the optimal gathering location in proximity to our wells and marketing pipelines.

From this platform we are able to access two separate markets which minimizes downtime risk and provides the ability to select the best sales price. Oil and gas production can flow via a TC Offshore (formerly ANR) pipeline to third-party owned and operated onshore processing facilities near Patterson, Louisiana. Alternatively, gas can flow to the American Midstream (Seacrest), LP pipeline via our 8” pipeline, which has been designed with a capacity of 80 Mmcfd, and from there to a third-party owned and operated on-shore processing facility at Burns Point, Louisiana. Condensate can also flow via an ExxonMobil Pipeline Company pipeline to onshore markets and multiple refineries. The contract with American Midstream is effective through December 1, 2014; we are currently negotiating the terms of the contract for future periods.

Based on normal production decline, a turbine type compressor of sufficient capacity to ultimately service all ten of our Dutch and Mary Rose wells was installed at the platform in July 2014. As of September 30, 2014, we had incurred approximately $12.0 million to design, build and install the compressor. We started central compression at the Eugene Island 11 platform during the third quarter 2014.

In December 2013, we exercised a preferential right and purchased an additional 7.84% working interest and 6.53% net revenue interest in the five Contango-operated Dutch wells from an independent oil and gas company for approximately $15 million, after purchase price adjustment. Net production from our Dutch and Mary Rose wells for the quarter ended September 30, 2014 was approximately 42.3 Mmcfed, compared to 61.7 Mmcfed for the 2013 quarter, a decrease mainly attributable to the shut-in for approximately three weeks and subsequent ramp up during the third quarter 2014 to install compression (17.9 Mmcfed impact), partially offset by the additional working interest acquired in December 2013. The field was restored to pre-shut in levels during the quarter ended September 30, 2014.

Vermilion 170 Field

We operate one well at Vermilion 170 which flows to a Company-owned and operated production platform at the same location. This platform services natural gas and condensate production, which flow via the Sea Robin Pipeline to onshore processing plants. Starting in January 2013, well production was shut-in during a workover to replace tubing and restore the well to production in June 2013. This shut-in resulted in a significantly lower production during the first half of 2013. Net production from this well for the quarter ended September 30, 2014 was approximately 8.0 Mmcfed, compared to 9.6 Mmcfed in the 2013 quarter.

Operating expenses for the nine months ended September 30, 2013 include approximately $11.5 million in workover expenses related to the tubing replacement for this well, net to the Company.

Other (Offshore)

Our Ship Shoal 263 and South Timbalier 17 fields have been included in “Other Offshore”. The Company operates one well at Ship Shoal 263, which produces to a Company-owned and operated production platform at the same location.

On July 30, 2013, we spud our South Timbalier 17 prospect in state of Louisiana waters, and on August 22, 2013, we announced a successful well at a total measured depth of 11,400 feet. After we completed the well and laid flowlines to a third party owned facility, we commenced production in July 2014. Net costs incurred to drill, complete and bring this well to full production status were $15.9 million as of September 30, 2014. We have a 75% working interest (53.3% net revenue interest) before payout and a 59.3% working interest (42.1% net revenue interest) after payout.

The South Timbalier 17 interests above include our ownership interest in Republic Exploration LLC ("REX"), an entity owned 34.4% by JEX, 32.3% by Contango and 33.3% by a third party. REX generates and evaluates offshore exploration prospects and has historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant’s working interest, net revenue interest, and describe when such interests are earned, as well as allocate an overriding royalty interest ("ORRI") of up to 3.33% to benefit the employees of JEX. In his capacity as sole manager of the general partner of JEX, Mr. Brad Juneau, a former member of our board of directors, also controls the activities of REX. The Company proportionately consolidates its interest in REX in its consolidated financial statements.

Other Offshore Activities

During the year ended December 31, 2013, the Company was awarded three lease blocks, Eugene Island 23, Ship Shoal 52 and Ship Shoal 59, by the Bureau of Ocean Energy Management ("BOEM"), which were bid at the Central Gulf of Mexico Lease Sale 227 held on March 20, 2013. We currently hold 6 untested exploratory prospects on 15 offshore lease blocks. We recognized partial impairment related to the prospects which are not intended to be drilled.

Onshore Properties

Our onshore areas of operations are concentrated on oil and liquids-rich unconventional plays, with year-to-date activity for 2014 consisting primarily of:

Southeast Texas (Woodbine)

During the quarter ended September 30, 2014, we brought two gross wells (1.2 net) on production. In total, nine wells were brought on production in the Woodbine formation for the nine months ended September 30, 2014,  and a tenth vertical pilot well was drilled and cores taken are being evaluated. We will continue our focus on further developing our inventory of crude oil and liquids-rich projects in the Woodbine formation with a continuous two rig program planned for the remainder of 2014. We have a multi-year inventory of potential drilling locations on our approximate 16,700 net acre position in Madison and Grimes counties, which we believe include the Woodbine, Eagle Ford Shale and Georgetown formations. As of September 30, 2014, we had 28 gross wells (17.9 net) producing in the Woodbine formation, consisting of 20 gross wells (12.9 net) in the Force area, four gross wells (2.2 net) in the Iola/Grimes area and four gross wells (2.8 net) in the Chalktown area.

South Texas (Buda)

During the quarter ended September 30, 2014, we brought five gross wells (2.3 net) on production. In total, 14 wells were brought on production in the Buda formation for the nine months ended September 30, 2014. We expect to continue having one rig running full-time during the remainder of 2014 as we continue to delineate the play over our 9,500 net acre position. As of September 30, 2014, we had 19 gross wells (9.0 net) producing from our Buda acreage.

Other (East Texas)

As of September 30, 2014, we had two gross wells (1.2 net) producing from the James Lime formation. We will continue to monitor the production decline rate and liquids yield from our two wells in this region, and if results support it, we could drill additional James Lime wells later in the year or in 2015. We have approximately 4,800 net acres in the area prospective for the James Lime.

We also believe that the further exploitation of our acreage in the Haynesville and Mid-Bossier Shale dry gas formations will provide long-term natural gas reserve and production growth in the future; however, we do not anticipate devoting drilling capital to these formations until we see a sustained improvement in the natural gas price environment.

Other (Tuscaloosa Marine Shale)

We own a 25% non-operated working interest in the Crosby 12H-1 well in Wilkinson County, Mississippi, and an average non-operated working interest of 1.4% in four other wells in Mississippi, all targeting the TMS, an oil-focused shale play in central Louisiana and Mississippi. We own approximately 29,000 net acres in what is considered the TMS play. We recognized impairment of certain unproved properties due to expiring leases and leases not likely to be drilled.

Other (Colorado)

There has been increasing activity since 2011 in the vicinity of our Colorado acreage in pursuit of the Niobrara Shale oil formation. Recent industry activity in the area has proven that the application of horizontal drilling technology for oil in the shallower Niobrara Shale may provide attractive return possibilities; however, the prospect for full-scale economic development of our acreage is still uncertain. We plan to continue monitoring the industry activity and results of our peers in the Niobrara Shale to determine our strategy for maximizing the value of our position in the area.

Southcentral Texas (Elm Hill Project)

As of September 30, 2014, we  have spud our first initial well targeting multiple formations in Fayette County, Texas. To date, we have purchased approximately 48,000 gross acres in this play (21,000 net to Contango). We believe that the current acreage position, if the play is successful, could add up to 200 gross drilling locations to our drilling inventory. We currently plan to drill a total of four wells in this area in 2014.

Natrona County, Wyoming (FRAMS Project)

As of September 30, 2014, we  had the right to earn approximately 119,500 gross acres (93,000 net acres with 80% working interest) in Wyoming on which we expect to soon test the application of horizontal drilling and hydraulic fractured completions on the Mowry Shale, a  tight formation that has historically been produced through vertical completions.

Weston County, Wyoming (N. Cheyenne Project)

As of September 30, 2014, we had the right to earn approximately 49,000 gross (44,000 net) acres in Weston County, Wyoming, targeting multiple formations, including the Muddy formation. This acreage is approximately 125 miles to the northeast of our Mowry Shale prospect in Natrona County, Wyoming, where we have the right to earn approximately 93,000 net acres. We plan to soon pursue a horizontal drilling resource play testing the Muddy Sandstone.

Onshore Investments

Kaybob Duvernay - Alberta, Canada

In mid-2011, we began investing in Alta Resources Investments, LLC (“Alta”). On August 1, 2013, Alta sold its interest in the liquids-rich Kaybob Duvernay Play in Alberta, Canada, where we had invested approximately $15.2 million, for approximately $30.5 million net to Contango. Of this amount, we have received $28.5 million, and we expect to receive the remaining $2.0 million within the next twelve months.

Jonah Field - Sublette County, Wyoming

In April 2012, we, through our wholly-owned subsidiary, Contaro Company (“Contaro”), entered into a Limited Liability Company Agreement (as amended, the “LLC Agreement”) in connection with the formation of Exaro. Pursuant to the LLC Agreement, we have committed to invest up to $67.5 million in cash in Exaro resulting in a 37% ownership interest in Exaro. As of September 30, 2014, we had invested approximately $46.9 million in Exaro.

In April 2012, Exaro entered into an Earning and Development Agreement with Encana Oil & Gas (USA) Inc. (“Encana”) to provide funding of up to $380 million to continue the development drilling program in a defined area of Encana's Jonah Field located in Sublette County, Wyoming. This funding was to be comprised of the equity described above, debt and cash flow from operations. Upon investing the full amount of the $380 million, Exaro would have earned 32.5% of Encana's working interest in a defined area that comprises approximately 5,760 gross acres.

In May 2014, Encana, the operator of the field, completed the sale of its Jonah Field operations to an independent third-party. In connection with this sale, the Earning and Development Agreement with Encana was terminated, with Exaro having earned 1,040 acres in the defined area. For all future wells to be drilled in this area, Exaro will have between a 14.4% and 32.5% working interest, depending on the location of the well.

As of September 30, 2014, Exaro had 122 new wells on production, producing at a rate of approximately 40 Mmcfed, net to Exaro, plus an additional 9 wells that are either in the completion or fracture stimulation phase. Exaro has indicated that they expect to have two drilling rigs running on this project during the remainder of 2014. For the quarters ended September 30, 2014 and 2013, we recognized a gain of approximately $1.3 million and $0.7 million, net of tax expense of $0.7 million and $0.4 million, respectively, as a result of our investment in Exaro. For the nine months ended September 30, 2014 and 2013, we recognized a gain of approximately $4.4 million and $1.4 million, net of tax expense of $2.4 million and $0.8 million, respectively, as a result of our investment in Exaro. We do not anticipate making any additional equity contributions in 2014. See Note 8 to our Financial Statements - “Investment in Exaro Energy III LLC” for additional details related to this investment.

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

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids ("NGLs") from continuing operations for the three and nine months ended September 30, 2014 and 2013. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six thousand cubic feet (“Mcf”) of natural gas. Reported lease operating expenses include production taxes, such as ad valorem and severance taxes. Information for the three and nine months ended September 30, 2013 includes results of operations of Contango prior to its merger with Crimson.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	%	2014	2013	%

Revenues:	(thousands except prices)			(thousands except prices)
Oil and condensate sales	$37,662	$10,044	275%	$111,102	$27,961	297%
Natural gas sales	21,676	18,914	15%	87,547	53,308	64%
NGL sales	8,214	5,764	43%	27,579	15,948	73%
Total revenues	$67,552	$34,722	95%	$226,228	$97,217	133%

Production:
Oil and condensate (thousand barrels)
Offshore GOM	57	91	(37)%	211	255	(17)%
Southeast Texas	208	—	n/a	586	—	n/a
South Texas	114	—	n/a	282	—	n/a
Other	13	—	n/a	51	—	n/a
Total oil and condensate	392	91	331%	1,130	255	343%
Natural gas (million cubic feet)
Offshore GOM	4,039	5,190	(22)%	14,302	13,985	2%
Southeast Texas	762	—	n/a	2,464	—	n/a
South Texas	663	—	n/a	1,909	—	n/a
Other	173	—	n/a	523	—	n/a
Total natural gas	5,637	5,190	9%	19,198	13,985	37%
Natural gas liquids (thousand barrels)
Offshore GOM	121	148	(18)%	439	431	2%
Southeast Texas	73	—	n/a	218	—	n/a
South Texas	42	—	n/a	98	—	n/a
Other	2	—	n/a	7	—	n/a
Total natural gas liquids	238	148	61%	762	431	77%
Total (million cubic feet equivalent)
Offshore GOM	5,104	6,623	(23)%	18,201	18,100	1%
Southeast Texas	2,447	—	n/a	7,293	—	n/a
South Texas	1,597	—	n/a	4,191	—	n/a
Other	268	—	n/a	868	—	n/a
Total production	9,416	6,623	42%	30,553	18,100	69%

Daily Production:
Oil and condensate (thousand barrels per day)
Offshore GOM	0.6	1.0	(37)%	0.8	0.9	(17)%
Southeast Texas	2.3	—	n/a	2.1	—	n/a
South Texas	1.2	—	n/a	1.0	—	n/a
Other	0.2	—	n/a	0.2	—	n/a
Total oil and condensate	4.3	1.0	331%	4.1	0.9	343%
Natural gas (million cubic feet per day)
Offshore GOM	43.9	56.4	(22)%	52.4	51.2	2%
Southeast Texas	8.3	—	n/a	9.0	—	n/a
South Texas	7.2	—	n/a	7.0	—	n/a
Other	1.9	—	n/a	1.9	—	n/a
Total natural gas	61.3	56.4	9%	70.3	51.2	37%

Natural gas liquids (thousand barrels per day)
Offshore GOM	1.3	1.6	(18)%	1.6	1.6	2%
Southeast Texas	0.8	—	n/a	0.8	—	n/a
South Texas	0.5	—	n/a	0.4	—	n/a
Other	—	—	n/a	—	—	n/a
Total natural gas liquids	2.6	1.6	61%	2.8	1.6	77%
Total (million cubic feet equivalent per day)
Offshore GOM	55.5	72.0	(23)%	66.7	66.3	1%
Southeast Texas	26.6	—	n/a	26.7	—	n/a
South Texas	17.4	—	n/a	15.4	—	n/a
Other	2.8	—	n/a	3.1	—	n/a
Total production	102.3	72.0	42%	111.9	66.3	69%

Average Sales Price:
Oil and condensate (per barrel)	$96.05	$110.37	(13)%	$98.32	$109.65	(10)%
Natural gas (per thousand cubic feet)	$3.85	$3.64	6%	$4.56	$3.81	20%
Natural gas liquids (per barrel)	$34.55	$39.01	(11)%	$36.17	$37.02	(2)%
Total (per thousand cubic feet equivalent)	$7.17	$5.24	37%	$7.40	$5.37	38%

Expenses:
Operating expenses	$13,797	$5,553	148%	$36,426	$26,025	40%
Exploration expenses	$(4,713)	$89	**	$33,071	$223	**
Depreciation, depletion and amortization	$40,550	$11,518	252%	$114,853	$32,242	256%
Impairment and abandonment of oil and gas properties	$6,693	$—	100%	$23,259	$767	**
General and administrative expenses	$6,820	$2,657	157%	$26,484	$11,622	128%
Gain from investment in affiliates (net of taxes)	$1,287	$669	92%	$4,387	$1,402	213%

Selected data per Mcfe:
Operating expenses	$1.47	$0.84	74%	$1.19	$1.44	(17)%
General and administrative expenses	$0.72	$0.40	81%	$0.87	$0.64	35%
Depreciation, depletion and amortization	$4.31	$1.71	152%	$3.76	$1.78	111%

** Greater than 1,000%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

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

We reported revenues of approximately $67.6 million for the three months ended September 30, 2014, compared to revenues of approximately $34.7 million for the three months ended September 30, 2013. The increase in revenues was primarily attributable to: (i) our merger with Crimson and the new production from the 2014 drilling program on Crimson’s onshore resource plays, which contributed approximately $41.9 million of revenues; (ii) approximately $2.6 million due to the increase in our working interest in Dutch wells in December 2013; and (iii) approximately $2.1 million as a result of our South Timbalier 17 well commencing production during the third quarter 2014; partially offset by a revenue decline of $12.1 million due to the shut in of the Dutch and Mary Rose during the third quarter 2014 to install compression.

Total equivalent production increased from 72.0 Mmcfed to 102.3 Mmcfed, an increase of which 46.8 Mmcfed is attributable to our merger with Crimson and the new production from the 2014 drilling program on Crimson’s onshore resource plays, partially offset by a 17.9 Mmcfed impact on the quarter related to the shut in of Dutch & Mary Rose to install compression. Our net natural gas production for the three months ended September 30, 2014 was approximately 61.3 Mmcfd, compared to approximately 56.4 Mmcfd for the three months ended September 30, 2013. This increase primarily resulted from a 17.4 Mmcfd increase contributed by Crimson and the new production from the 2014 drilling program on Crimson’s onshore resource plays, 4.2 Mmcfd increase due to the December 2013 purchase of an additional interest in our Dutch wells, 4.3 Mmcfd from new production at South Timbalier 17, which commenced production in 2014, partially offset by impact related to the shut in of Dutch & Mary

Rose. Net oil production increased from 1,001 barrels per day to 4,262 barrels per day, and NGL production increased from 1,606 barrels per day to 2,584 barrels per day, most of which is attributable to our merger with Crimson and the new production from the 2014 drilling program on Crimson’s onshore resource plays.

Average Sales Prices

The average equivalent sales price realized for the three months ended September 30, 2014 was $7.17 compared to $5.24 for the three months ended September 30, 2013. This increase was attributable primarily to a higher percentage of oil and liquids to total production and to the increase in the price of natural gas to $3.85 per Mcf, compared to $3.64 per Mcf for the three months ended September 30, 2013, offset in part by an approximate $14.32 per barrel decrease in oil prices.

Operating Expenses

Operating expenses for the three months ended September 30, 2014 were approximately $13.8 million, or $1.47 per Mcfe, compared to $5.6 million, or $0.84 per Mcfe, for the three months ended September 30, 2013. Operating expenses for the three months ended September 30, 2014 included approximately $7.7 million of lease operating expenses, $3.2 million of production and ad valorem taxes, $1.9 million related to transportation and processing costs and $1.0 million of workover costs. For the three months ended September 30, 2013, operating expenses included approximately $3.6 million in lease operating expenses, $0.8 million of production taxes, $1.1 million in transportation and processing costs and $0.1 million in workover costs. The increase in lease operating expenses from $3.6 million to $7.7 million is primarily related to the expanded asset base subsequent to our merger with Crimson.

Exploration Expenses

Exploration expenses for the three months ended September 30, 2014 included a $5.2 million credit related to a downward adjustment to estimated costs for Ship Shoal 255 accrued in the previous quarter.

Impairment Expenses

Impairment expenses for the three months ended September 30, 2014 included a  $6.7 million impairment and partial impairment of certain unproved prospects due to expiring leases and leases not likely to be drilled.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended September 30, 2014 was approximately $40.6 million or $4.31 per Mcfe. This compares to approximately $11.5 million or $1.71 per Mcfe for the three months ended September 30, 2013. The increase in depreciation, depletion and amortization was primarily attributable to increased production as a result of the expanded asset base subsequent to our merger with Crimson. The higher depletion rate resulted primarily from the increase in recorded costs due to purchase accounting as well as generally higher depletion rates for the onshore resource plays.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014 were approximately $6.8 million, compared to $2.7 million for the three months ended September 30, 2013. This increase was primarily due to the expanded infrastructure subsequent to the Merger and $1.2 million in non-cash stock-based compensation.

Gain from Affiliates

For the three months ended September 30, 2014, the Company recorded a gain from affiliates of approximately $1.3 million, net of tax expense of $0.7 million, related to our investment in Exaro, compared to a gain of $0.7 million, net of tax expense of $0.4 million, for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Natural Gas, Oil and NGL Sales and Production

We reported revenues of approximately $226.2 million for the nine months ended September 30, 2014, compared to revenues of approximately $97.2 million for the nine months ended September 30, 2013. The increase in revenues was primarily attributable to: our merger with Crimson and the new production from the 2014 drilling program on Crimson’s onshore resource plays, which contributed approximately $120.3 million of revenues and approximately $7.2 million due to the acquisition of an additional working interest in the Dutch wells in December 2013.

Total equivalent production increased from 66.3 Mmcfed to 111.9 Mmcfed, an increase of which 45.2 Mmcfed is attributable to our merger with Crimson and the new production from the 2014 drilling program on Crimson’s onshore resource plays. Our net natural gas production for the nine months ended September 30, 2014 was approximately 70.3 Mmcfd, compared to approximately 51.2 Mmcfd for the nine months ended September 30, 2013. This increase includes 3.8 Mmcfd resulting from an increase in Dutch wells ownership, 1.7 Mmcfd resulting from lower production at Vermillion 170 in 2013 due to workover, and 17.9 Mmcfd contributed by Crimson and the new production from the 2014 drilling program on Crimson’s onshore resource plays, partially offset by the impact in production for the Dutch & Mary Rose field in connection with the July 2014 compressor installation. Net oil production increased from 936 barrels per day to 4,139 barrels per day, and NGL production increased from approximately 1,578 barrels per day to 2,793 barrels per day, almost all of which was attributable to our merger with Crimson and the new production from the 2014 drilling program on Crimson’s onshore resource plays.

Average Sales Prices

The average equivalent sales price realized for the nine months ended September 30, 2014 was $7.40 compared to $5.37 for the nine months ended September 30, 2013. This increase resulted primarily from the higher percentage of oil and liquids production to total production and the increase in the price of natural gas to $4.56 per Mcf, compared to $3.81 per Mcf for the nine months ended September 30, 2013. Additionally, NGL prices decreased to $36.17 per barrel, compared to $37.02 per barrel for the nine months ended September 30, 2013. The price for oil decreased from  $109.65 per barrel for the nine months ended September 30, 2013 to $98.32 per barrel for the nine months ended September 30, 2014.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014 were approximately $36.4 million, or $1.19 per Mcfe, compared to $26.0 million, or $1.44 per Mcfe, for the nine months ended September 30, 2013. Operating expenses for the nine months ended September 30, 2014 included approximately $20.6 million of lease operating expenses, $9.3 million of production and ad valorem taxes, $4.5 million related to transportation and processing costs and $2.0 million of workover costs. For the nine months ending September 30, 2013, operating expenses included approximately $9.2 million in lease operating expenses, $2.4 million of production taxes, $2.9 million in transportation and processing costs and $11.5 million in workover costs related primarily to our Vermilion 170 well.

The increase in lease operating expenses from $9.2 million to $20.6 million was primarily related to the expanded asset base attributable to our merger with Crimson, which incurred approximately $13.4 million of lease operating expenses for the nine months ended September 30, 2014.

Exploration Expenses

Exploration expenses for the nine months ended September 30, 2014 included $31.6 million in dry-hole costs related to our Ship Shoal 255 well finalized during the second quarter.

Impairment Expenses

Impairment expenses for the nine months ended September 30, 2014 included a $3.5 million impairment of leasehold cost related to the Ship Shoal 255 block and $12.1 million for impairment of an existing platform, which was expected to be used by the Ship Shoal 255 well if it had been successful.  Impairment expenses for the nine months ended September 30, 2014 also included a $7.1 million impairment and partial impairment of certain unproved prospects due to expiring leases and leases not likely to be drilled.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the nine months ended September 30, 2014 was approximately $114.9 million or $3.76  per Mcfe compared to approximately $32.2 million or $1.78 per Mcfe for the nine months ended September 30, 2013. The increase in depreciation, depletion and amortization was primarily attributable to the expanded asset base subsequent to our merger with Crimson which contributed $79.8 million to this expense for the nine month period.  The higher depletion rate resulted primarily from the increase in recorded costs due to purchase accounting as well as generally higher depletion rates for the onshore resource plays.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2014 were approximately $26.5 million, compared to $11.6 million for the nine months ended September 30, 2013. This increase was primarily due to the expanded infrastructure subsequent to the Merger, including $2.6 million of which was an accrued merger-related bonus paid to Mr. Romano in July 2014, and $3.3 million in non-cash stock-based compensation. Other changes to general and administrative expenses include a $2.1 million increase in office and other related costs.

Gain from Affiliates

For the nine months ended September 30, 2014, the Company recorded a gain from affiliates of approximately $4.4 million, net of tax expense of $2.4 million, related to our investment in Exaro, compared to a gain of $1.4 million, net of tax expense of $0.8 million, for the nine months ended September 30, 2013.

Capital Resources and Liquidity

During the three months ended September 30, 2014, we incurred $25.8 million for capital projects. This includes $8.6 million related to drilling of the Woodbine formation in our Madison and Grimes counties area, $9.1 million in drilling the Buda formation and other in South Texas and $7.3 million for the acquisition of leases and other rights in new areas.

During the nine months ended September 30, 2014, we incurred $143.0 million for capital projects. This includes $47.0 million related to drilling of the Woodbine formation in our Madison and Grimes counties area, $28.1 million for drilling of our Ship Shoal 255 well, $28.6 million in drilling the Buda formation in South Texas, $8.7 million in East Texas, $18.3 million for leases and other rights in new areas, $3.5 million for facilities at our South Timbalier 17 well and $3.2  million for compressor installation in our Dutch & Mary Rose field.

Our capital expenditure budget for 2014 is currently forecasted to be between $215 and $225 million, of which $143.0 million was spent during the nine months ended September 30, 2014, and is expected to be funded primarily from internally generated cash flow.

Additionally, the Company often reviews acquisitions and prospects presented to us by third parties, and we may decide to invest in one or more of these opportunities. There can be no assurance that we will invest or that any investment we enter into will be successful. These potential investments are not part of our current capital budget and could require us to invest additional capital. Natural gas and oil prices continue to be volatile and our resources may not be sufficient to fund these opportunities.

Cash From Operating Activities

Cash flows from operating activities provided approximately $176.8 million in cash for the nine months ended September 30, 2014 compared to $73.4 million for the same pre-merger period in 2013. For the nine months ended September 30, 2014 and 2013, cash flows from operating activities, exclusive of changes in working capital accounts, were $158.8 million and $54.7 million, respectively.

Cash From Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2014 were approximately $141.3 million, including approximately $146.7 million used for capital expenditures related to drilling and developing wells, offset by $5.4 million in Alta distributions received during the period. Cash flows used in investing activities for the nine months ended September 30, 2013 were approximately $15.4 million, including a $23.2 million outflow for capital expenditures related to drilling and developing wells, and additional equity investments of $13.1 million in Exaro, $2.1 million in Alta and $0.2 million in REX, partially offset by a distribution from Alta of $23.2 million.

Cash From Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2014 were approximately $35.5 million, primarily all related to partial repayment of short-term borrowings outstanding under our RBC Credit Facility. The Company did not have any cash flows from financing activities for the nine months ended September 30, 2013.

RBC Credit Facility

In October 2013, the Company entered into a $500 million four-year revolving credit facility with Royal Bank of Canada and other lenders (the “RBC Credit Facility”) with an initial hydrocarbon supported borrowing base of $275 million, which was reaffirmed on October 28, 2014. This facility replaced the Company's $40 million secured revolving Credit Agreement with Amegy Bank ("Amegy Credit Agreement"). The Company incurred $2.2 million of arrangement and upfront fees for the RBC Credit Facility. Proceeds of the RBC Credit Facility will also be used (i) to finance working capital and for general corporate purposes (including requisitions), (ii) for permitted acquisitions and (iii) to finance transaction expenses in connection with the RBC Credit Facility and the Merger. The RBC Credit Facility is collateralized by substantially all of the assets of the Company and its subsidiaries. Borrowings under the RBC Credit Facility bear interest at a rate that is dependent upon LIBOR or the U.S. prime rate of interest, plus a margin dependent upon the amount outstanding under the facility.

On October 28, 2014, the Company entered into a second amendment to the RBC Credit Facility, which reduces the effective interest rate on borrowings and provides for the repurchase by the Company of its equity interests, subject to certain limitations.

As of November 6, 2014, the Company had outstanding debt of approximately $59.8 million under the RBC Credit Facility, and had no cash on hand.

Share Repurchase Program

In September 2011, the Company’s Board of Directors approved a $50 million share repurchase program. All shares are to be purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases are subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. No shares were purchased during the three months ended September 30, 2014 or 2013. As of September 30, 2014, the Company had purchased 197,877 shares under the $50 million share repurchase program at an average price of $52.16 per share, plus 45,000 stock options, all for approximately $10.8 million.

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

Impairment of Natural Gas and Oil Properties

The Company reviews its proved natural gas and oil properties for impairment whenever events and circumstances indicate a potential decline in the recoverability of their carrying value. The Company compares expected undiscounted future net cash flows from each field to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the

Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from risk adjusted proved, probable and possible reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity pricing, future production estimates and anticipated capital expenditures. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Drilling activities in an area by other companies may also effectively condemn leasehold positions. Given the complexities associated with natural gas and oil reserve estimates and the history of price volatility in the natural gas and oil markets, events may arise that will require the Company to record an impairment of its natural gas and oil properties, and there can be no assurance that such impairments will not be required in the future nor that they will not be material.

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

The effective tax rate for the three months ended September 30, 2014 and 2013 varies from the statutory rate primarily due to the effect of state income taxes. The effective tax rate for the nine months ended September 30, 2014 varies from the statutory rate primarily due to the effect of state income tax expenses offset by beneficial permanent return to provision differences related to deductible merger transaction costs and depletion deductions for state taxes. The effective tax rate for the nine months ended September 30, 2013 varied from the statutory rate due to state income taxes and permanent differences related to non-deductible merger related expenses offset by permanent differences for non-taxable life insurance proceeds.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-15: Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  (ASU 2014-15).  ASU 2014-15 asserts that management should evaluate whether there are relevant condition or events that are known and reasonably knowable that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued when applicable. If conditions or events at the date the financial statements are issued raise substantial doubt about an entity’s ability to continue as a going concern, disclosures are required which will enable users of the financial statements to understand the conditions or events as well as management’s evaluation and plan.  ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter; early application is permitted.  The provisions of this accounting update are not expected to have a material impact on our financial position or results of operations.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued new accounting guidance for recognition of revenue Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). This new guidance replaces virtually all existing US GAAP and IFRS guidance on revenue recognition. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016. This new guidance applies to all periods presented. Therefore, when the Company issues its financial statements on Forms 10-Q and 10-K for periods included in its year ended December 31, 2017, its comparative periods that are presented from the years ended December 31, 2015 and 2016, must be retrospectively presented in compliance with this new guidance. Early adoption is not allowed for US GAAP. The new guidance requires companies to make more estimates and use more judgment than under current accounting guidance. The Company is currently evaluating (i) the two allowed adoption methods to determine which method it plans to use for retrospective presentation of comparative periods and (ii) whether the implementation of this new guidance will have a material impact on the Company’s consolidated financial position or results of operations for the periods presented.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08: Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported. The implementation of the amended guidance of ASU 2014-08 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), revised its criteria related to internal controls over financial reporting from the originally established 1992 Internal Control - Integrated Framework with 2013 Internal Control - Integrated Framework. The modified framework provides enhanced guidance that ties control objectives to the related risk, enhancement of governance concepts, increased emphasis on globalization of markets and operations, increased recognition of use and reliance on information technology, increased discussion of fraud as it relates to internal control, changes of control deficiency descriptions, and that internal reporting is included in both financial and nonfinancial objectives. The revised framework is effective for interim and annual periods beginning after December 15, 2013. We are currently implementing the provisions of the revised framework and do not anticipate a significant impact, if any, on our internal control structure.

Off Balance Sheet Arrangements

We may enter into off-balance sheet arrangements that can give rise to off-balance sheet obligations. As of September 30, 2014, the primary off-balance sheet arrangements that we have entered into included short-term drilling rig contracts and operating lease agreements, all of which are customary in the oil and gas industry. Other than the off-balance sheet arrangements shown under operating leases in the commitments and contingencies table included in our Annual Report on Form 10-K/A for the year ended December 31, 2013, we have no other off-balance sheet arrangements that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk

We are exposed to various risks including energy commodity price risk for our natural gas and oil production. When oil, natural gas and natural gas liquids prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. Our major commodity price risk exposure is to the prices received. Realized commodity prices received for our production are tied to the spot prices applicable to natural gas and crude oil at the applicable delivery points. Prices received for natural gas and oil are volatile and unpredictable. For the quarter ended September 30, 2014, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximate $7.0 million impact on our revenues.

Derivative Instruments and Hedging Activity

We expect energy prices to remain volatile and unpredictable, therefore we have designed a risk management strategy which provides for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our cash flows. The types of derivative instruments that we typically utilize include swaps and costless collars. The total volumes which we hedge through the use of our derivative instruments varies from period to period, however, generally our objective is to hedge approximately 40% to 50% of forecasted production from proved developed producing reserves, at the time of hedging, for the following twelve to eighteen months. Our hedge strategy and objectives may change significantly as our operational profile changes and/or commodities prices change.

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

We have also been exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Currently, we do not have any derivative contracts to reduce the exposure to market rate fluctuations. At September 30, 2013, we did not have any open positions that converted our variable interest rate debt to fixed interest rates. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The estimated fair values for financial instruments under ASC 825, Financial Instruments, (ASC 825) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Note 5 - "Derivative Instruments" for more details. As of September 30, 2014 we have 1.1 Bcfe equivalent hedged between October 1, 2014 and December 31, 2014. For the remainder of 2014, we have 41  MBbl of crude oil hedges at an average Brent floor price of $104.01/Bbl, 33 MBbl of crude oil hedges at an average WTI floor price of $90.61/Bbl and 0.6 Bcf of natural gas hedges at an average floor price of  $3.84/MMBtu.

Interest Rate Sensitivity

We are exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and US Prime based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

As of September 30, 2014, our total long-term debt was $54.4 million, which bears interest at a floating or market interest rate that is tied to the prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. During the quarter ended September 30, 2014, our effective rates fluctuated between 1.9 percent and 4.3 percent, depending on the term of the specific debt drawdowns. At September 30, 2014, we did not have any outstanding interest rate swap agreements. As of September 30, 2014, the weighted average interest rate on our variable rate debt was 2.1% per year. Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our RBC Credit Facility would result in an increase of our interest expense by $0.1 million for the three month period and $0.4 million for the nine month period.

Other Financial Instruments

As of September 30, 2014, we had no cash or cash equivalents based on our cash management policy. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of September 30, 2014, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Item 4. Controls and Procedures

Allan D. Keel, our Chairman, President and Chief Executive Officer, together with our Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014. Based upon that evaluation, the Company’s management concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings relating to claims associated with our properties, operations or business or arising from disputes with vendors in the normal course of business, including the material matters discussed below.

Mineral interest owners in South Louisiana filed suit against a subsidiary of the Company and several co-defendants in June 2009 in the 31st Judicial District Court situated in Jefferson Davis Parish, Louisiana alleging failure to act as a reasonably prudent operator, failure to explore, waste, breach of contract, etc. in connection with two wells located in Jefferson Davis Parish. Many of the alleged improprieties occurred prior to our ownership of an interest in the wells at issue, although we may have assumed liability otherwise attributable to our predecessors-in-interest through the acquisition documents relating to the acquisition of our interest in these wells. We and our co-defendants obtained a favorable judgment from the trial court following a bench trial.  On October 1, 2014, the Louisiana Third Circuit Court of Appeals issued an opinion reversing the trial court’s rulings and rendering judgment in favor of the plaintiffs for approximately $13.4 million. The decision by the court of appeals did not allocate liability among the defendants although we would likely be responsible for at least one-half, and possibly as much as two-thirds, of the judgment if it stands. We and our co-defendants have filed an application for rehearing with the Louisiana Third Circuit Court of Appeals seeking reconsideration by appellate court of its decision to reverse the decision of the trial court, but it is uncertain whether the court will grant our request.  If our application for rehearing is unsuccessful, we and our co-defendants intend to file an application for a writ of certiorari to the Louisiana Supreme Court seeking review of this case by the state’s highest court.  While there is uncertainty whether the Louisiana Supreme Court will accept our application and, if accepted, rule in our favor, we believe that the decision by the court of appeal presents issues that will resonate with the Louisiana Supreme Court and are of precedential significance sufficient to warrant review by that court. A companion case involving the same claims, wells, etc. was filed in the same trial court on April 19, 2013 on behalf of additional mineral interest owners but has been inactive pending the appeal of the original case.  Our potential exposure in this case is expected to be affected by the outcome of our appeal of the original case.

In November 2010, a subsidiary of the Company, several predecessor operators and several product purchasers were named in a lawsuit filed in the District Court for Lavaca County in Texas by an entity alleging that it owns a working interest in two wells that has not been recognized by us or by predecessor operators to which we have granted indemnification rights. In dispute is whether ownership rights were transferred through a number of decade-old poorly documented transactions. Based on prior summary judgments, the trial court recently entered a final judgment in the case in favor of the plaintiffs for approximately $5.3 million, plus post-judgment interest. We are vigorously defending this lawsuit, believe that we have meritorious defenses and intend to appeal the trial court’s decision.

In September 2012, a subsidiary of the Company was named as defendant in a lawsuit filed in district court for Harris County in Texas involving a title dispute over a 1/16th mineral interest in the producing intervals of certain wells operated by us in the Catherine Henderson “A” Unit in Liberty County in Texas. This case was subsequently transferred to the district court for Liberty County, Texas and combined with a suit filed by other parties against the plaintiff claiming ownership of the disputed interest. The plaintiff has alleged that, based on its interpretation of a series of 1972 deeds, it owns an additional 1/16th unleased mineral interest in the producing intervals of these wells on which it has not been paid (this claimed interest is in addition to a 1/16th unleased mineral interest on which it has been paid). We have made royalty payments with respect to the disputed interest in reliance, in part, upon leases obtained from successors to the grantors under the aforementioned deeds, who claim to have retained the disputed mineral interests thereunder. The plaintiff alleges damages of approximately $10.7 million.  We are vigorously defending this lawsuit and believe that we have meritorious defenses. We believe if this matter were to be determined adversely, amounts owed to the plaintiff could be partially offset by recoupment rights we may have against other working interest and/or royalty interest owners in the unit.

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

On October 24, 2014, the Delaware Chancery Court issued an opinion dismissing the plaintiffs’ complaint in the Delaware litigation in its entirety, although the plaintiffs may pursue an appeal of the trial court’s ruling. We believe that these merger-related lawsuits are without merit and are contesting them vigorously.

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

While many of these matters involve inherent uncertainty and we are unable at the date of this filing to estimate an amount of possible loss with respect to certain of these matters, we believe that the amount of the liability, if any, ultimately incurred with respect to these proceedings or claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future annual results of operations. The Company maintains various policies that may provide coverage when certain types of legal proceedings are determined adversely.

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

CONTANGO OIL & GAS COMPANY

Date: November 10, 2014	By:	/S/ ALLAN D. KEEL
Allan D. Keel President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2014	By:	/S/ E. JOSEPH GRADY
E. Joseph Grady Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2014	By:	/S/ YAROSLAVA MAKALSKAYA
Yaroslava Makalskaya Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Exhibit Number		Description

2.1	*	Agreement and Plan of Merger, dated as of April 29, 2013, by and among Contango Oil & Gas Company, Contango Acquisition, Inc. and Crimson Exploration Inc. (3)
3.1		Certificate of Incorporation of Contango Oil & Gas Company. (1)
3.2		Second Amended and Restated Bylaws of Contango Oil & Gas Company. (5)
3.4		Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (2)
10.1		Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and The Lenders Signatory Hereto dated October 1, 2013. (4)
10.2		First Amendment to Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto. (6)
10.3		Termination Agreement between Juneau Exploration, L.P., and Contaro Company, dated July 15, 2014. (8)
10.4		Second Amendment to Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto. (7)
31.1		Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
31.2		Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††
101		Interactive Data Files †

†	Filed herewith.
††	Furnished herewith.

*

Schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

.
1.	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

2.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.

3.	Filed as an exhibit to the Company’s Current Report on Form 8-K, dated as of April 29, 2013, as filed with the Securities and Exchange Commission on May 1, 2013.

4.	Filed as an exhibit to the Company’s Current Report on Form 8-K dated as of October 1, 2013, as filed with the Securities and Exchange Commission on October 2, 2013.

5.	Filed as an exhibit to the Company’s Current Report on Form 8-K dated as of March 19, 2014, as filed with the Securities and Exchange Commission on March 21, 2014.

6.	Filed as an exhibit to the Company’s Current Report on Form 8-K dated as of April 11, 2014, as filed with the Securities and Exchange Commission on April 15, 2014.

7.	Filed as an exhibit to the Company’s Current Report on Form 8-K dated as of October 28, 2014, as filed with the Securities and Exchange Commission on October 31, 2014.

8.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, dated August 11, 2014, as filed with the Securities and Exchange Commission.