Form 10-K/A
period 2014-12-31
CONTANGO OIL & GAS CO
filed 2015-03-31
CIK 1071993

Table of Contents

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

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

TABLE OF CONTENTS

		Page
	Explanatory Note	2
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	3

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2014 of Contango Oil & Gas Company (“Contango”), which was filed with the Securities and Exchange Commission (“SEC”) on March 3, 2015. This Form 10-K/A is being filed for the purpose of providing separate financial statements of Exaro Energy III LLC (“Exaro”) in accordance with Rule 3-09 of Regulation S-X. The Exaro audited consolidated financial statements as of and for the year ended December 31, 2014, and the Independent Auditor’s report thereon are filed as Exhibit 99.4 hereto, and the unaudited consolidated financial statements as of December 31, 2013 and for the years ended December 31, 2013 and 2012, are filed as Exhibit 99.5 hereto, both included as financial statement schedules in Item 15. “Exhibits and Financial Statement Schedules” of this Form 10-K/A. Contango owns a noncontrolling equity interest (37%) in Exaro, which Contango accounts for under the equity method of accounting, and the consolidated financial statements of Exaro as of and for the year ended December 31, 2014, were not available at the time that Contango filed its Annual Report on Form 10-K for the year ended December 31, 2014 on March 3, 2015.

Rule 3-09 of Regulation S-X provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for that 50%-or-less-owned person shall be filed. The significance tests are calculated as of the end of each of Contango’s fiscal years and with respect to each fiscal year.

Exaro met the significant subsidiary tests described above as of and with respect to Contango’s fiscal year ended December 31, 2014, and Contango has therefore included in this Form 10-K/A the required financial statements for Exaro.

The consent of BDO USA, LLP for Exaro Energy III LLC is also filed as an exhibit to this Amendment No. 1 to Annual Report on Form 10-K/A. In addition, this Form 10-K/A includes an updated exhibit index in respect thereof and certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 on Form 10-K/A is not intended to update or modify any other information presented in Contango’s Annual Report on Form 10-K for the year ended December 31, 2014, as originally filed. This Amendment No. 1 does not update or modify in any way the financial position, results of operations, cash flows or related disclosures in Contango’s Annual Report on Form 10-K, and does not reflect events occurring after the Form 10-K’s original filing date of March 3, 2015. Accordingly, this Form 10-K/A should be read in conjunction with Contango’s other filings made with the SEC subsequent to the filing of its Annual Report on Form 10-K for the year ended December 31, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules:

The financial statements were previously filed with the Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 3, 2015.

(b) Exhibits:

The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, among Contango Oil & Gas Company, Contango Acquisition, Inc. and Crimson Exploration Inc., dated as of April 29, 2013. (24)
3.1	Certificate of Incorporation of Contango Oil & Gas Company. (5)
3.2	Third Amended and Restated Bylaws of Contango Oil & Gas Company. (34)
3.3	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (8)
4.1	Facsimile of common stock certificate of Contango Oil & Gas Company. (1)
4.2	Registration Rights Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, OCM Crimson Holdings, LLC and OCM GW Holdings, LLC. (24)
10.1	Agreement, dated effective as of September 1, 1999, between Contango Oil & Gas Company and Juneau Exploration, L.L.C. (2)
10.2	Amendment dated August 14, 2000 to agreement between Contango Oil & Gas Company and Juneau Exploration Company, LLC. dated effective as of September 1, 1999. (4)
10.3	Asset Purchase Agreement by and among Juneau Exploration, L.P. and Contango Oil & Gas Company dated January 4, 2002. (6)
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

10.65		Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto dated October 1, 2013. (28)
10.66		First Amendment to Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto. (30)
10.67		Second Amendment to Credit Agreement among Contango Oil & Gas company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto. (31)
10.68		Termination Agreement between Juneau Exploration LP and Contaro Company, dated July 15, 2014. (32)
10.69	*	Contango Oil & Gas Company Director Compensation Plan. (33)
14.1		Code of Ethics.(29)
21.1		List of Subsidiaries.(34)
21.2		Organizational Chart.(34)
23.1		Consent of William M. Cobb & Associates, Inc.(34)
23.2		Consent of Netherland, Sewell & Associates, Inc.(34)
23.3		Consent of W.D. Von Gonten & Co.(34)
23.4		Consent of Grant Thronton LLP.(34)
23.5		Consent of BDO USA, LLP. †
31.1		Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
99.1	Report of William M. Cobb & Associates, Inc.(34)
99.2	Report of Netherland, Sewell & Associates.(34)
99.3	Report of W.D. Von Gonten and Company.(34)
99.4	Exaro Energy III LLC Financial Statements as of and for the year ended December 31, 2014 (Audited). †
99.5	Exaro Energy III LLC Financial Statements for the years ended December 31, 2013 and 2012 (Unaudited). †
101	Interactive Data Files.(34)

*     Indicates a management contract or compensatory plan or arrangement.

†    Filed herewith

1.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.
3.	Reserved
4.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.
5.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
6.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2002, as filed with the Securities and Exchange Commission on January 8, 2002.
7.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2002.
8.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
9.	Reserved
10.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 2, 2005, as filed with the Securities and Exchange Commission on September 8, 2005.
11.	Filed as an exhibit to the Company’s Schedule 14A on Definitive Proxy Statement for 2014, as filed with the Securities and Exchange Commission on April 11, 2014
12.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 22, 2009, as filed with the Securities and Exchange Commission on October 28, 2009.
13.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 3, 2008, as filed with the Securities and Exchange Commission on January 9, 2008.
14.	Filed as an exhibit to the Company’s report on Form 8-K, dated April 3, 2008, as filed with the Securities and Exchange Commission on April 9, 2008.
15.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission on August 29, 2008.
16.	Reserved
17.	Reserved
18.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 20, 2010 as filed with the Securities and Exchange Commission on October 25, 2010.
19.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission on November 9, 2010.
20.	Filed as an exhibit to the Company’s report on Form 8-K, dated May 13, 2011 as filed with the Securities and Exchange Commission on May 18, 2011.

21.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of March 31, 2012, as filed with the Securities and Exchange Commission on April 5, 2012.
22.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the Securities and Exchange Commission on August 29, 2013.
23.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on August 29, 2012.
24.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of April 29, 2013, as filed with the Securities and Exchange Commission on May 1, 2013.
25.	Filed as an exhibit to the Company's report on Form 10-Q for the quarter ended December 31, 2012, as filed with the Securities and Exchange Commission on February 11, 2013.
26.	Filed as an exhibit to the Company's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on June 13, 2013.
27.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of June 7, 2013, as filed with the Securities and Exchange Commission on June 14, 2013.
28.	Filed as an exhibit to the Company’s Current Report on Form 8-K dated as of October 1, 2013, as filed with the Securities and Exchange Commission on October 2, 2013.
29.	Filed as an exhibit to the Company’s report on Form 8-K dated as of January 30, 2014, as filed with the Securities and Exchange Commission on January 30, 2014
30.	Filed as an exhibit to the Company’s report on Form 8-K dated as of April 11, 2014, as filed with the Securities and Exchange Commission on April 15, 2014.
31.	Filed as an exhibit to the Company’s report on Form 8-K dated as of October 28, 2014, as filed with the Securities and Exchange Commission on October 31, 2014.
32.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended June 30, 2014, as filed with the Securities and Exchange Commission on August 11, 2014.
33.	Filed as an exhibit to the Company’s Transition Report on Form 10-KT for the six months ended December 31, 2013, as filed with the Securities and Exchange Commission on March 28, 2014.
34.	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 3, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO OIL & GAS COMPANY

Signature	Title	Date

/s/ ALLAN D. KEEL Allan D. Keel	Chief Executive Officer (principal executive officer)	March 31, 2015

/s/ E. JOSEPH GRADY E. Joseph Grady	Chief Financial Officer (principal financial officer)	March 31, 2015

/s/ DENISE DUBARD Denise DuBard	Chief Accounting Officer (principal accounting officer)	March 31, 2015

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

Signature	Title	Date

/s/ALLAN D. KEEL Allan D. Keel	Chief Executive Officer (principal executive officer) and Director	March 31, 2015

/s/ JOSEPH J. ROMANO Joseph J. Romano	Director	March 31, 2015

/s/ B.A. BERILGEN B. A. Berilgen	Director	March 31, 2015

/s/ B. JAMES FORD B. James Ford	Director	March 31, 2015

/s/ ELLIS L. MCCAIN Ellis L. McCain	Director	March 31, 2015

/s/ CHARLES M. REIMER Charles M. Reimer	Director	March 31, 2015

/s/ STEVEN L. SCHOONOVER Steven L. Schoonover	Director	March 31, 2015