Form 10-Q
period 2015-03-31
CONTANGO OIL & GAS CO
filed 2015-05-08
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of May 7, 2015 was 19,392,999.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2015

All references in this Quarterly Report on Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and its subsidiaries.

Item 1. Consolidated Financial Statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	March 31,	December 31,
	2015	2014

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net	21,767	25,309
Prepaid expenses and other	4,518	1,941
Inventory	2,147	2,166
Current deferred tax asset	1,435	1,624
Total current assets	29,867	31,040
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	1,163,189	1,138,054
Unproved properties	42,068	35,783
Other property and equipment	1,099	1,084
Accumulated depreciation, depletion and amortization	(462,975)	(426,298)
Total property, plant and equipment, net	743,381	748,623
OTHER NON-CURRENT ASSETS:
Investments in affiliates	63,002	62,085
Other	1,515	1,667
Total other non-current assets	64,517	63,752
TOTAL ASSETS	$837,765	$843,415

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$73,802	$92,892
Current asset retirement obligations	4,127	4,123
Total current liabilities	77,929	97,015
NON-CURRENT LIABILITIES:
Long-term debt	104,463	63,359
Deferred tax liability	83,309	93,952
Asset retirement obligations	22,028	21,623
Total non-current liabilities	209,800	178,934
Total liabilities	287,729	275,949
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50 million shares authorized, 24,619,981 shares issued and 19,395,157 shares outstanding at March 31, 2015, 24,372,538 shares issued and 19,148,000 shares outstanding at December 31, 2014	973	963
Additional paid-in capital	234,409	233,278
Treasury shares at cost (5,224,824 shares at March 31, 2015 and 5,224,538 shares at December 31, 2014)	(127,532)	(127,525)
Retained earnings	442,186	460,750
Total shareholders’ equity	550,036	567,466
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$837,765	$843,415

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014

	(unaudited)
REVENUES:
Oil and condensate sales	$10,694	$35,100
Natural gas sales	16,823	34,627
Natural gas liquids sales	3,130	10,530
Total revenues	30,647	80,257
EXPENSES:
Operating expenses	9,911	11,053
Exploration expenses	4,483	26,931
Depreciation, depletion and amortization	35,115	34,402
Impairment and abandonment of oil and gas properties	2,281	15,195
General and administrative expenses	7,828	10,457
Total expenses	59,618	98,038
OTHER INCOME (EXPENSE):
Gain from investment in affiliates (net of income taxes)	558	1,622
Interest expense	(695)	(668)
Loss on derivatives, net	—	(1,959)
Other expense	(5)	—
Total other income (expense)	(142)	(1,005)
NET LOSS BEFORE INCOME TAXES	(29,113)	(18,786)
Income tax benefit	10,549	8,593
NET LOSS	$(18,564)	$(10,193)
NET LOSS PER SHARE:
Basic	$(0.98)	$(0.53)
Diluted	$(0.98)	$(0.53)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	18,939	19,071
Diluted	18,939	19,071

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2015	2014

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,564)	$(10,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	35,115	34,402
Impairment of natural gas and oil properties	2,305	15,093
Exploration expenses	3,216	26,666
Deferred income taxes	(10,455)	(9,933)
Gain from investment in affiliates	(858)	(2,496)
Stock-based compensation	1,140	1,086
Unrealized loss on derivative instruments	—	257
Changes in operating assets and liabilities:
Decrease in accounts receivable and other receivables	3,465	16,410
Increase in prepaid expenses	(2,577)	(2,527)
Increase (decrease) in accounts payable and advances from joint owners	(16,791)	2,148
Decrease in other accrued liabilities	(2,030)	(3,744)
Decrease (increase) in income taxes receivable, net	200	(386)
Other	(1)	(183)
Net cash provided by (used in) operating activities	$(5,835)	$66,600
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	$(35,262)	$(45,794)
Distributions from affiliates	—	5,365
Net cash used in investing activities	$(35,262)	$(40,429)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$122,039	$66,521
Repayments under credit facility	(80,935)	(92,692)
Purchase of treasury stock	(7)	—
Net cash provided by (used in) financing activities	$41,097	$(26,171)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$—	$—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except number of shares)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity

	(unaudited)
Balance at December 31, 2014	19,148,000	$963	$233,278	$(127,525)	$460,750	$567,466
Treasury shares at cost	(286)	—	—	(7)	—	(7)
Restricted shares activity	247,443	10	(9)	—	—	1
Stock-based compensation	—	—	1,140	—	—	1,140
Net loss	—	—	—	—	(18,564)	(18,564)
Balance at March 31, 2015	19,395,157	$973	$234,409	$(127,532)	$442,186	$550,036

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Contango Oil & Gas Company (collectively with its subsidiaries, “Contango” or the “Company”) is a Houston, Texas based, independent oil and natural gas company. The Company’s business is to explore, develop, exploit, produce and acquire crude oil and natural gas properties in the onshore Texas Gulf Coast and Rocky Mountain regions of the United States, as well as maximizing production and cash flow from its producing properties in the shallow waters of the Gulf of Mexico (“GOM”).

The Company's producing properties are focused offshore in the GOM in water-depths of less than 300 feet as well as in long life resource plays primarily in Southeast Texas (the Woodbine oil and liquids-rich play), South Texas (the Eagle Ford Shale and Buda oil and liquids-rich plays) and East Texas (the James Lime liquids-rich play and the Haynesville/Mid-Bossier gas play). The Company believes additional unproved resource potential on undeveloped acreage in these plays, and other formations in the same areas, provide significant long-term growth potential.

Additionally, the Company has (i) operated properties producing from various conventional formations in various counties along the Texas Gulf Coast; (ii) operated producing properties in the Denver Julesburg Basin (“DJ Basin”) in Weld and Adams counties in Colorado, which the Company believes may also be prospective for the Niobrara Shale oil play; (iii) leasehold positions and minor non-operated producing properties in Louisiana and Mississippi targeting the Tuscaloosa Marine Shale (“TMS”); and (iv) a  37% equity investment in Exaro Energy III LLC (“Exaro”) that is primarily focused on the development of proved natural gas reserves in a portion of the Jonah Field in Wyoming. Also in 2014, the Company acquired approximately 25,000 net acres primarily in Fayette and Gonzales counties, Texas and the right to earn through drilling approximately 105,000 net acres in Natrona and Weston counties, Wyoming, three new areas that also may provide between 500 and 1,200 additional drilling locations given success.

The Company intends to grow reserves and production by further exploiting its existing producing property base through drilling opportunities in its resource plays with specific activity in any particular area to be a function of drilling success and market and field economics. The Company’s inventory of drilling opportunities on its existing property base should provide multi-year reserve growth, and until sustained improvement is seen in natural gas prices, the Company expects to concentrate drilling activity on its oil and liquids-rich onshore assets in its Southeast and South Texas regions and Wyoming. In 2015, the Company intends to focus on: (i) the preservation of its strong and flexible financial position, including limiting its overall capital expenditure budget to no more than internally generated cash flow; (ii) focusing drilling expenditures on strategic projects; (iii) identification of opportunities for cost and production efficiencies in all areas of its operations; and (iv) continuing to identify and, when appropriate, pursue new resource potential opportunities, internally and through acquisition. No drilling activity is planned for the GOM for 2015.

2. Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). Please refer to the notes to the financial statements included in the Form 10-K for additional details of the Company’s financial condition, results of operations and cash flows. No material item included in those notes has changed except as a result of normal transactions in the interim or as disclosed within this report.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission, including instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The consolidated results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries, after elimination of all material intercompany balances and transactions. All wholly-owned subsidiaries are consolidated. Partially-owned oil and gas exploration and development affiliates which are not controlled by the Company, such as

Republic Exploration LLC ("REX"), are proportionately consolidated. The investment in Exaro by our wholly-owned subsidiary, Contaro Company (“Contaro”) is accounted for using the equity method of accounting, and therefore, the Company does not include its share of individual operating results or production in those reported for the Company’s consolidated results.

Impairment of Long-Lived Assets

When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future net cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from risk adjusted proved, probable and possible reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair value. The Company recognized a $2.0 million impairment of small marginal natural gas properties for the quarter ended March 31, 2015.  No impairment of proved properties was recognized for the quarter ended March 31, 2014.

Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. The Company recognized impairment expense of approximately $0.2 million, for the three months ended March 31, 2015, related to impairment and partial impairment of certain unproved properties due to expiring leases.

On April 29, 2014, the Company reached total depth on its Ship Shoal 255 well, and no commercial hydrocarbons were found. As a result, for the quarter ended March 31, 2014, the Company recognized $26.7 million in exploration expenses for the cost of drilling the well and $15.1 million in impairment expenses. The impairment included $3.5 million related to leasehold costs and $11.6 million related to the platform located at Block Ship Shoal 263, which was expected to be used by the Ship Shoal 255 well, had it been successful.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential dilutive securities, including unexercised stock options and unvested restricted stock, have not been considered when their effect would be antidilutive.  For the quarter ended March 31, 2015,  129,852 stock options and 456,528 restricted shares were excluded from dilutive shares as they were antidilutive.  For the quarter ended March 31, 2014,  292,712 stock options and 135,107 restricted shares were excluded from dilutive shares as they were antidilutive.

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

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued new accounting guidance for recognition of revenue Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). This new guidance replaces virtually all existing US GAAP and IFRS guidance on revenue recognition. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016. This new guidance applies to all periods presented. Therefore, when the Company issues its financial statements on Forms 10-Q and 10-K for periods included in its year ended December 31, 2017, its comparative periods that are presented from the years ended December 31, 2015 and 2016, must be retrospectively presented in compliance with this new guidance. Early adoption is not allowed for US GAAP. The new guidance requires companies to make more estimates and use more judgment than under current accounting guidance. The Company does not anticipate that the implementation of this new guidance will have a material impact on the Company’s consolidated financial position or results of operations for the periods presented.

3. Fair Value Measurements

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

As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There have been no transfers between Level 1, Level 2 or Level 3.

As of March 31, 2015 and December 31, 2014, there were no outstanding commodity price contracts. Thus, there are no financial assets or liabilities that were accounted for at fair value to be presented by level within the fair value hierarchy as of March 31, 2015 or December 31, 2014.  In April 2015, the Company entered into financial derivative contracts with a member of its bank group resulting in 180 MBbl of crude oil being hedged between May 1, 2015 and July 31, 2015 and 175 MBbl of crude oil being hedged between August 1, 2015 and December 31, 2015 through costless collars.  See Note 4 - "Derivative Instruments" for additional discussion of derivatives.

Estimates of the fair value of financial instruments are made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company's RBC Credit Facility approximates carrying value because the facility interest rate approximates current market rates and is re-set at least every three months. See Note 8 - "Long-Term Debt" for further information.

4. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations, such as commodity price risk. Derivative contracts are typically utilized to hedge the Company's exposure to price fluctuations and reduce the variability in the Company's cash flows associated with anticipated sales of future oil and natural gas production. The Company typically hedges a substantial, but varying, portion of anticipated oil and natural gas production for future periods. The Company believes that these derivative arrangements, although not free of risk, allow it to achieve a more predictable cash flow and to reduce exposure to commodity price fluctuations. However, derivative arrangements limit the benefit of increases in the prices of crude oil, natural gas and natural gas liquids sales. Moreover, because its derivative arrangements apply only to a portion of its production, the Company’s strategy provides only partial protection against declines in commodity prices. Such arrangements may expose the Company to risk of financial loss in certain circumstances. The Company continuously reevaluates its hedging programs in light of changes in production, market conditions and commodity price forecasts. As of March 31, 2015 and December 31, 2014, the Company did not have any outstanding derivative positions as all remaining positions expired on December 31, 2014.

Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract, and a purchased put that establishes a minimum price.

It is the Company's policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competent and competitive market makers. The Company does not post collateral, nor is exposed to potential margin calls, under any of these contracts as they are secured under the RBC Credit Facility. See Note 8 - "Long-Term Debt" for further information regarding the RBC Credit Facility.

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

The following table summarizes the effect of derivative contracts on the Consolidated Statements of Operations for the quarter ended March 31, 2014 (in thousands):

Three Months Ended
March 31, 2014
Crude oil contracts	$(362)
Natural gas contracts	(1,340)
Realized loss	$(1,702)

Crude oil contracts	$159
Natural gas contracts	(416)
Unrealized loss	$(257)
Loss on derivatives, net	$(1,959)

There were no gains or losses related to derivative instruments for the three months ended March 31, 2015.

In April 2015, the Company entered into the following financial derivative contracts with a member of its bank group:

Commodity	Period	Derivative	Volume/Month	Price/Unit (1)
Crude Oil	May 2015-Jul 2015	Collar	25,000 Bbls	$55.00 - $65.05
Crude Oil	May 2015-Dec 2015	Collar	35,000 Bbls	$55.00 - $65.15

(1)	Commodity derivatives based on NYMEX West Texas Intermediate crude oil prices.

5. Stock-Based Compensation

During the quarter ended March 31, 2015, the Company had a  stock-based compensation program which allows for stock options and/or restricted stock to be awarded to officers, directors, consultants and employees as a performance-based award or granted upon initial employment as part of their overall compensation package. This program includes (i) the Company's Amended and Restated 2009 Incentive Compensation Plan (the “2009 Plan”); and (ii) the Crimson 2005 Stock Incentive Plan (the “2005 Plan” or "Crimson Plan") adopted in conjunction with the  merger with Crimson Exploration Inc. in October 2013 (the “Merger”), and which expired on February 25, 2015.

Stock Options

Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the quarters ended March 31, 2015 and March 31, 2014, there was no excess tax benefit recognized.

Compensation expense related to employee stock option grants are recognized over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model.  No stock options were granted during the quarter ended March 31, 2015 or 2014.

During the quarter ended March 31, 2015, no stock options were exercised and stock options for 82  shares of common stock were forfeited by terminated employees. No stock options were exercised or forfeited during the quarter ended March 31, 2014.

Restricted Stock

During the quarter ended March 31, 2015, the Company granted 3,406 shares of restricted common stock under the 2009 Plan and 7,030 shares of restricted stock under the 2005 Plan to newly hired and promoted employees as part of their compensation package. The Company also issued 237,715 shares of restricted common stock under the 2009 Plan a  2014 long-term incentive, performance compensation,  all of which will vest over a four-year period. The weighted average fair value of the restricted shares granted during the quarter ended March 31, 2015, was $31.31 with a total fair value of approximately $7.8 million after adjustment for an estimated weighted average forfeiture rate of 5.2%. Approximately 0.9 million shares remain available for grant under the 2009 Plan as of March 31, 2015.

During the quarter ended March 31, 2015,  708 restricted shares were forfeited by terminated employees. The aggregate intrinsic value of restricted shares forfeited during the quarter ended March 31, 2015 was approximately $34 thousand.

During the quarter ended March 31, 2015, the Company recognized approximately $1.1 million in stock-based compensation expense for the vesting of restricted shares previously granted to its officers, employees and directors. As of March 31, 2015, an additional $13.4 million of compensation expense remained to be recognized over the remaining weighted-average vesting period of 3.0 years.

6. Other Financial Information

The following table provides additional detail for accounts receivable, prepaid expenses and other, and accounts payable and accrued liabilities which are presented on the consolidated balance sheets (in thousands):

	March 31,	December 31,
	2015	2014
Accounts receivable:
Trade receivable	$10,657	$13,926
Receivable for Alta Resources distribution	1,993	1,993
Joint interest billing	4,070	4,096
Income taxes receivable	3,236	3,274
Other receivables	2,440	2,610
Allowance for doubtful accounts	(629)	(590)
Total accounts receivable	$21,767	$25,309

Prepaid expenses and other:
Prepaid insurance	$4,206	$1,242
Other	312	699
Total prepaid expenses and other	$4,518	$1,941

Accounts payable and accrued liabilities:
Royalties and revenue payable	$20,695	$31,653
Accrued exploration and development	22,890	26,538
Trade payables	9,240	17,282
Advances from partners	9,428	8,334
Accrued general and administrative expenses	4,184	6,258
Termination fees (1)	3,216	—
Other accounts payable and accrued liabilities	4,149	2,827
Total accounts payable and accrued liabilities	$73,802	$92,892

(1) Accrued fee related to early termination of drilling rig contract.

Included in the table below is supplemental information about cash and non-cash transactions during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cash payments:
Interest payments	648	577
Income tax payments	18	2,600
Non-cash items excluded from investing activities in the consolidated statements of cash flows:
Increase (decrease) in accrued capital expenditures	(3,647)	15,208

7. Investment in Exaro Energy III LLC

In April 2012, the Company entered into a Limited Liability Company Agreement (the “LLC Agreement”) in connection with the formation of Exaro. Pursuant to the LLC Agreement, as amended, the Company committed to invest up to $67.5 million in Exaro for an ownership interest of approximately 37%. As of December 31, 2014, the Company had invested approximately $46.9 million. No additional contributions were made during the three months ended March 31, 2015.

The following table (in thousands) presents condensed balance sheet data for Exaro as of March 31, 2015 and December 31, 2014. The balance sheet data was derived from the Exaro balance sheet as of March 31, 2015 and December 31, 2014 and was not adjusted to represent the Company’s percentage of ownership interest in Exaro. The Company’s share in the equity of Exaro at March 31, 2015 was approximately $62.0 million.

	March 31,	December 31,
	2015	2014
Current assets	$31,513	$35,013
Non-current assets:
Net property and equipment	234,381	233,997
Restricted cash escrow account	—	577
Other non-current assets	1,112	1,779
Total non-current assets	235,493	236,353
Total assets	$267,006	$271,366

Current liabilities	$6,951	$9,405
Non-current liabilities:
Long-term debt	89,500	94,500
Other non-current liabilities	1,122	1,084
Total non-current liabilities	90,622	95,584
Members' equity	169,433	166,377
Total liabilities & members' equity	$267,006	$271,366

The following table (in thousands) presents the condensed results of operations for Exaro for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 and 2014 were derived from Exaro's financial statements for the respective periods. The income statement data below was not adjusted to represent the Company’s ownership interest but rather reflects the results of Exaro as a company. The Company's share in Exaro's results of operations recognized for the quarter ended March 31, 2015 and 2014 was a gain of $0.6 million, net of tax expense of $0.3 million, and a gain of $1.6 million, net of tax expense of $0.9 million, respectively.

	Three Months Ended March 31,
	2015	2014
Oil and natural gas sales	$13,278	$22,339
Other gain (loss)	2,036	(1,975)
Less:
Lease operating expenses	4,276	6,232
Depreciation, depletion, amortization & accretion	6,624	5,669
General & administrative expense	724	859
Income from continuing operations	3,690	7,604
Net interest expense	(875)	(918)
Net income	$2,815	$6,686

Included in Other gain (loss) are realized and unrealized gains and losses attributable to derivatives, whose value is likely to change based on future oil and gas prices. Exaro's results of operations do not include income taxes, because Exaro is treated as a partnership for tax purposes.

8. Long-Term Debt

RBC Credit Facility

In October 2013, the Company entered into a $500 million four-year revolving credit facility with Royal Bank of Canada and other lenders (the “RBC Credit Facility”) with an initial hydrocarbon supported borrowing base of $275 million. Effective May 7, 2015, as part of the regular redetermination schedule, the Company’s bank group redetermined the Company’s borrowing base at $225 million, primarily due to lower commodity prices. The next regular scheduled redetermination will be November 1, 2015. The borrowing base under the RBC Credit Facility is redetermined each November 1 and May 1. The RBC Credit Facility is collateralized by a lien on substantially all the assets of the Company and its subsidiaries, including a security interest in the stock of Contango’s subsidiaries and a security interest in the Company’s oil and gas properties.

As of March 31, 2015 and December 31, 2014, the Company had approximately $104.5 million and $63.4 million, respectively, outstanding under the RBC Credit Facility and $1.9 million and $1.9 million, respectively, in outstanding letters of credit. As of March 31, 2015, borrowing availability under the RBC Credit Facility was $168.6  million.

Borrowings under the RBC Credit Facility bear interest at a rate that is dependent upon LIBOR, the U.S. prime rate, or the federal funds rate, plus a margin dependent upon the amount outstanding. Additionally, the Company must pay a commitment fee on the amount of the facility that remains unused, which varies from .375% to .5%, depending on the amount of the credit facility that is unused. Total interest expense under the RBC Credit Facility, including commitment fees, for the three months ended March 31, 2015 was approximately $0.7 million.

The RBC Credit Facility contains restrictive covenants which, among other things, restrict the declaration or payment of dividends by Contango and require the maintenance of a minimum current ratio and a maximum leverage ratio. As of March 31, 2015, the Company was in compliance with all covenants under the RBC Credit Facility. The RBC Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events.

The weighted average interest rate in effect at March 31, 2015 and December 31, 2014 was 2.302% and 1.960%, respectively. The RBC Credit Facility matures on October 1, 2017, at which time any outstanding balances will be due.

9. Income Taxes

The Company’s income tax provision for continuing operations consists of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Current tax provision (benefit):
Federal	$—	$(524)
State	207	591
Total	$207	$67
Deferred tax provision (benefit):
Federal	$(10,172)	$(7,804)
State	(284)	18
Total	$(10,456)	$(7,786)
Total tax provision (benefit):
Federal	$(10,172)	$(8,328)
State	(77)	609
Total	$(10,249)	$(7,719)
Included in gain from investment in affiliates	$300	$874
Total income tax provision (benefit)	$(10,549)	$(8,593)

10. Related Party Transactions

Juneau Exploration L.P.

In April 2012, Mr. Brad Juneau, the sole manager of the general partner of Juneau Exploration L.P. (“JEX”), joined the Company’s Board of Directors. On January 1, 2013, the Company, entered into an advisory agreement with JEX (the "Contaro

Advisory Agreement"). Under the Contaro Advisory Agreement, JEX provided advisory services to Contaro in connection with Contaro's investment in Exaro, and Mr. Juneau served on the Board of Managers of Exaro and performed such duties as described in the limited liability company operating agreement of Exaro. Pursuant to the Contaro Advisory Agreement, JEX was paid a monthly fee of $10,000 and was entitled to receive a 1% fee of the cash profit earned by Contaro.

On March 19, 2014, Mr. Juneau resigned from the Company’s board of directors and no longer provides services under the Contaro Advisory Agreement. As a result, the Contaro Advisory Agreement was terminated effective as of March 19, 2014.

Olympic Energy Partners

In December 2012, Mr. Joseph J. Romano was elected President and Chief Executive Officer of the Company, and in April 2013 was named Chairman of the Company. Upon the Merger with Crimson Exploration Inc. (“Crimson”) on October 1, 2013, Mr. Romano resigned as President and Chief Executive Officer, but remains Chairman. Mr. Romano is also the President and Chief Executive Officer of Olympic Energy Partners LLC ("Olympic").

JEX, affiliates of JEX, and Olympic historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant’s working interest ("WI"), net revenue interest ("NRI"), and describe when such interests are earned, as well as allocate an overriding royalty interest ("ORRI") of up to 3.33% to benefit the employees of JEX, excluding Mr. Juneau, except where otherwise noted. Olympic last participated with the Company in the drilling of wells in March 2010, and its ownership in Company-operated wells is limited to its Dutch and Mary Rose wells.

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

As of March 31, 2015, Olympic, JEX, REX and JEX employees owned the following interests in the Company's offshore wells.

	Olympic		JEX		REX		JEX Employees
	WI	NRI	WI	NRI	WI	NRI	ORRI
Dutch #1 - #5	3.53%	2.84%	1.88%	1.51%	—%	—%	2.02%
Mary Rose #1	3.61%	2.70%	2.01%	1.51%	—%	—%	2.79%
Mary Rose #2 - #3	3.61%	2.58%	2.01%	1.44%	—%	—%	2.79%
Mary Rose #4	2.34%	1.70%	1.31%	0.95%	—%	—%	1.82%
Mary Rose #5	2.56%	1.87%	1.43%	1.04%	—%	—%	1.82%
Ship Shoal 263	—%	—%	—%	—%	—%	—%	3.33%
Vermilion 170	—%	—%	4.30%	3.35%	12.50%	9.74%	3.33%

During the quarter ended March 31, 2015, Mr. Romano earned $27  thousand for his service as a director of the Company. During the quarter ended March 31, 2014, Mr. Romano and Mr. Juneau earned $26 thousand and $12 thousand, respectively, for their service as directors of the Company, and on March 19, 2014, Mr. Juneau resigned from the board of directors.

During the quarter ended December 31, 2013, Mr. Romano and Mr. Juneau each received 1,622 shares of restricted stock, which vest 100% on the one-year anniversary of the date of grant, as part of their board of director compensation. In April 2014, the board of directors accelerated the vesting of Mr. Juneau's 1,622 shares which would have otherwise been forfeited upon his resignation in March 2014. The Company recognized compensation expense of approximately $71 thousand related to the shares granted to Mr. Juneau for the three months ended March 31, 2014. Additionally, during the quarter ended September 30, 2014, the Company granted 2,612 shares of restricted stock, which vest 100% on the one-year anniversary of the date of grant, to Mr. Romano as part of his board of director compensation.  The Company recognized compensation expense of approximately $27 thousand and $18 thousand related to the shares granted to Mr. Romano for the three months ended March 31, 2015 and 2014, respectively.

In July 2014, Mr. Romano received a bonus of $4.0 million as a result of the Merger with Crimson, as he continued his service to the Company through June 30, 2014. Approximately $1.3 million related to this bonus is included in general and administrative expenses for the three months ended March 31, 2014.

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

Below is a summary of payments received from (paid to) Olympic, JEX and REX in the ordinary course of business in the Company’s capacity as operator of the wells and platforms for the periods indicated. The Company made and received similar types of payments with other well owners (in thousands):

	Three months ended March 31,
	2015			2014
	Olympic	JEX	REX	Olympic	JEX	REX
Revenue payments as well owners	$(1,266)	$(788)	$(253)	$(1,947)	$(1,311)	$(674)
Joint interest billing receipts	94	55	43	70	25	45

Below is a summary of payments received from (paid to) Olympic, JEX and REX as a result of specific transactions between the Company, Olympic, JEX and REX. While these payments are in the ordinary course of business, the Company did not have similar transactions with other well owners (in thousands):

	Three months ended March 31,
	2015			2014
	Olympic	JEX	REX	Olympic	JEX	REX
Rent received for sublease	$—	$119	$—	$—	$23	$—

As of March 31, 2015 and December 31, 2014, the Company's consolidated balance sheets reflected the following balances (in thousands):

	March 31, 2015			December 31, 2014
	Olympic	JEX	REX	Olympic	JEX	REX
Accounts receivable:
Joint interest billing	$23	$41	$13	$48	$42	$12

Accounts payable:
Royalties and revenue payable	(654)	(419)	(160)	(1,006)	(620)	(175)

Oaktree Capital Management L.P.

As of March 31, 2015, Oaktree Capital Management L.P. ("Oaktree"), through various funds, owned approximately 6.6% of the Company's stock. On October 1, 2013, Mr. James Ford, a Managing Director and Portfolio Manager within Oaktree, was elected to the Company's board of directors.

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

During the three months ended March 31, 2015, the affiliate of Oaktree earned $17  thousand in cash as a result of Mr. Ford's board participation, and the Company recognized compensation expense of approximately $27  thousand related to the shares of restricted stock previously granted to an affiliate of Oaktree under the Director Compensation Plan. During the three months ended March 31, 2014, the affiliate of Oaktree earned $19  thousand in cash as a result of Mr. Ford's board participation, and the Company recognized compensation expense of approximately $18  thousand related to the shares of restricted stock previously granted to an affiliate of Oaktree under the Director Compensation Plan.

11. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in legal proceedings relating to claims associated with its properties, operations or business or arising from disputes with vendors in the normal course of business, including the material matters discussed below.

Mineral interest owners in South Louisiana filed suit against a subsidiary of the Company and several co-defendants in June 2009 in the 31st Judicial District Court situated in Jefferson Davis Parish, Louisiana alleging failure to act as a reasonably prudent operator, failure to explore, waste, breach of contract, etc. in connection with two wells located in Jefferson Davis Parish. Many of the alleged improprieties occurred prior to the Company’s ownership of an interest in the wells at issue, although the Company may have assumed liability otherwise attributable to its predecessors-in-interest through the acquisition documents relating to the acquisition of the Company’s interest in these wells. The Company and its co-defendants obtained a favorable judgment from the trial court following a bench trial. In  late 2014, the Louisiana Third Circuit Court of Appeals issued an opinion reversing the trial court’s rulings and rendering judgment in favor of the plaintiffs for approximately $13.4 million. The decision by the court of appeals did not allocate liability among the defendants although the Company would likely be responsible for at least one-half, and possibly as much as two-thirds, of the judgment if it stands. The Company and its co-defendants filed an application for a writ of certiorari to the Louisiana Supreme Court seeking review of this case by the state’s highest court. Our writ was granted in April 2015, although there remains uncertainty whether the Louisiana Supreme Court will rule in its favor. The Company and its co-defendants are vigorously defending this lawsuit and believe that they have a meritorious position. A companion case involving the same set of facts was filed in the same trial court on April 19, 2013 on behalf of additional mineral interest owners but has been inactive pending the appeal of the original case. The Company’s potential exposure in this companion case is expected to be affected by the outcome of the Company’s appeal of the original case.

In November 2010, a subsidiary of the Company, several predecessor operators and several product purchasers were named in a lawsuit filed in the District Court for Lavaca County in Texas by an entity alleging that it owns a working interest in two wells that has not been recognized by us or by predecessor operators to which the Company had granted indemnification rights. In dispute is whether ownership rights were transferred through a number of decade-old poorly documented transactions. Based on prior summary judgments, the trial court has entered a final judgment in the case in favor of the plaintiffs for approximately $5.3 million, plus post-judgment interest. The Company is vigorously defending this lawsuit, believes that it has meritorious defenses and is appealing the trial court’s decision to the applicable state Court of Appeals.

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

Available Information

General information about us can be found on our website at www.contango.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file or furnish them to the Securities and Exchange Commission (“SEC”). We are not including the information on our website as a part of, or incorporating it by reference into, this Report.

Cautionary Statement about Forward-Looking Statements

Certain statements contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K and those factors summarized below:

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

Any of these factors and other factors described in this report could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. Although we believe our estimates and assumptions to be reasonable when made, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. Our assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure you that those statements will be realized or the forward-looking events and circumstances will occur. All forward-looking statements speak only as of the date of this report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the Securities and Exchange Commission ("SEC").

Overview

We are a Houston, Texas based independent energy company engaged in the acquisition, exploration, development, exploitation and production of crude oil and natural gas properties in the onshore Texas Gulf Coast and Rocky Mountain regions of the United States, as well as maximizing production and cash flow from our producing properties in the shallow waters of the Gulf of Mexico (“GOM”).

Our producing properties are focused in the GOM, as well as in lower risk, long life resource plays primarily in Southeast Texas (the Woodbine oil and liquids-rich play), in South Texas (the Eagle Ford Shale and Buda oil and liquids-rich plays) and in East Texas (the James Lime liquids-rich play and the Haynesville/Mid-Bossier gas play). We believe additional unproved resource potential on undeveloped acreage in these plays, and other formations in the same areas, provide significant long-term growth potential.

Additionally, we have (i) operated properties producing from various conventional formations in various counties along the Texas Gulf Coast; (ii) operated producing properties in the Denver Julesburg Basin (“DJ Basin”) in Weld and Adams counties in Colorado, which we believe may also be prospective in the Niobrara Shale oil play; (iii) leasehold positions and minor non-operated producing properties in Louisiana and Mississippi targeting the Tuscaloosa Marine Shale (“TMS”); and (iv) a 37% equity investment in Exaro Energy III LLC (“Exaro”) that is primarily focused on the development of proved natural gas reserves in the Jonah Field in Wyoming. Also in 2014, we acquired approximately 25,000 net acres primarily in Fayette and Gonzales counties, Texas and the right to earn through drilling approximately 105,000 net acres in Natrona and Weston counties, Wyoming, three new areas that also may provide between 500 and 1,200 additional drilling locations given success.

On April 29, 2014, we reached total depth on our Ship Shoal 255 well, and no commercial hydrocarbons were found. As a result, for the quarter ended March 31, 2014, we recognized $26.7 million in exploration expense for the cost of drilling the well and $15.1 million in impairment expense. The impairment expense included $3.5 million related to leasehold costs and $11.6 million related to the platform located at Block Ship Shoal 263, which was expected to be used by the Ship Shoal 255 well, had it been successful.

We intend to grow reserves and production by further exploiting our existing producing property base through drilling opportunities in our resource plays with specific activity in any particular area to be a function of drilling success and market and field economics. Our inventory of drilling opportunities on our existing property base should provide multi-year reserve growth, and until sustained improvement is seen in natural gas prices, we expect to concentrate drilling activity on our oil and liquids-rich onshore assets in our Southeast and South Texas regions and Wyoming. In 2015, we intend to focus on: (i) the preservation of our strong and flexible financial position, including limiting our overall capital expenditure budget to no more than internally generated cash flow; (ii) focusing drilling expenditures on strategic projects; (iii) identification of opportunities for cost efficiencies in all areas of our operations; and (iv) continuing to identify and, when appropriate, pursue new resource potential opportunities, internally and through acquisition. No drilling activity is planned for the GOM for 2015.

Summary Production Information

Our production for the three months ended March 31, 2015 was approximately 67% offshore and 33% onshore, and 68% natural gas, 17% oil and 15% natural gas liquids. Our production for the three months ended March 31, 2014 was 65% offshore and 35% onshore, and approximately 65% natural gas, 20% oil and 15% natural gas liquids.

The table below sets forth our average net daily production data in Mmcfed from our fields for each of the periods indicated:

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Offshore GOM
Dutch and Mary Rose	66.7	60.9	42.3	55.9	53.3
Vermilion 170	9.0	7.2	8.0	5.7	7.7
Other offshore (1)	0.4	0.6	5.2	6.5	3.2
Southeast Texas	26.4	27.1	26.6	23.6	19.3
South Texas	12.6	16.0	17.4	12.2	10.8
Other (2)	2.4	4.2	2.8	2.3	2.0
	117.5	116.0	102.3	106.2	96.3

 (1) The "Other offshore" line includes Ship Shoal 263 and South Timbalier 17.

(2) The "Other" line includes onshore wells in the East Texas, Rocky Mountain and Tuscaloosa Marine Shale regions.

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

From this platform, we are able to access two separate markets which minimizes downtime risk and provides the ability to select the optimum sales price for each month. Oil and natural gas production can flow via a TC Offshore (formerly ANR) pipeline to third-party owned and operated onshore processing facilities near Patterson, Louisiana. Alternatively, natural gas can flow to the American Midstream (Seacrest), LP pipeline via our 8” pipeline, which has been designed with a capacity of 80 Mmcfd, and from there to a third-party owned and operated onshore processing facility at Burns Point, Louisiana. Condensate can also flow via an ExxonMobil Pipeline Company pipeline to onshore markets and multiple refineries.

A turbine type central compressor of sufficient capacity to ultimately service all ten of our Dutch and Mary Rose wells was installed and placed in service at the Eugene Island 11 platform during the third quarter 2014.

Vermilion 170 Field

We operate one well at Vermilion 170 which flows to a Company-owned and operated production platform at the same location. This platform services natural gas and condensate production, which flow via the Sea Robin Pipeline to onshore processing plants.

Other Offshore

Our Ship Shoal 263 and South Timbalier 17 fields have been included in “Other Offshore”. The Company operates one well at Ship Shoal 263, which produces to a Company-owned and operated production platform at the same location, and another well at South Timbalier 17 which produces to a third party owned facility. We commenced production from South Timbalier 17 in July 2014. We have a 75% working interest (53.3% net revenue interest).

The South Timbalier 17 interests above include our ownership interest in Republic Exploration LLC ("REX"), an entity owned 34.4% by Juneau Exploration L.P. (“JEX”), 32.3% by Contango and 33.3% by a third party. REX previously generated and evaluated offshore exploration prospects and has historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements. In his capacity as sole manager of the general partner of JEX, Mr. Brad Juneau, a former member of our board of directors, controls the activities of REX. The Company proportionately consolidates its interest in REX in its consolidated financial statements.

Other Offshore Activities

We currently hold six untested exploratory prospects and 15 offshore lease blocks. We recognized full impairment related to the prospects in the fourth quarter of 2014 as we are not likely to drill these prospects prior to expiration.

Onshore Properties

Our onshore areas of operations are concentrated on oil and liquids-rich unconventional plays, consisting primarily of:

Southeast Texas (Woodbine)

During the quarter ended March 31, 2015, we brought three gross wells (2.1 net) on production which we initiated in late 2014 utilizing a pad drilling strategy on 500 foot spacing in the Chalktown area, plus an additional one gross well (0.9 net) in our Iola/Grimes area. When drilling from pads, several wells are drilled in succession, then completed in succession, and then placed on production.  Three additional wells that were also drilled utilizing a pad drilling strategy were brought on production in April 2015.  For the remainder of 2015, our drilling budget includes a well in our Chalktown area to  satisfy  a farm-in commitment and a horizontal well testing the previously untested Lower Lewisville formation in our Grimes County area. Should commodity prices improve and/or service costs decline, we may increase our activity in this area.  We have a multi-year inventory of potential drilling locations, including the Woodbine, Eagle Ford Shale and Georgetown /Buda formations. As of March 31, 2015, we had 32 gross wells (20.9 net) producing in the Woodbine formation, consisting of 20 gross wells (12.9 net) in the Force area, five gross wells (3.2 net) in the Iola/Grimes area and seven gross wells (4.8 net) in the Chalktown area.

South Texas (Buda/Eagle Ford)

In late 2014, we drilled a vertical pilot well to test the viability of the Eagle Ford and other formations over our South Texas acreage.  We are evaluating the recovered cores before deciding on a development strategy for this area. We plan to drill an Eagle Ford Shale well on our KM Ranch acreage in Zavala County utilizing a longer laterals, more frac stages and more proppant than used in our two previous wells in this area.

South Texas (Elm Hill Project)

During the quarter ended March 31, 2015, we brought one gross well (0.5 net) on production in our Elm Hill Project, bringing the total number of producing wells to three (1.5 net).  We have two additional wells in this area that are in the completion stage and should begin production late in the second quarter of 2015.  We will monitor results before determining future plans for this area, but believe that the current acreage position, if the play is successful, could add up to 200 gross drilling locations to our drilling inventory.

Wyoming (Natrona and Weston Counties)

As of March 31, 2015, we  had two wells awaiting completion operations in Wyoming.  The first well, in Natrona County (FRAMS Project) targeting the Mowry Shale, was completed in late April, while the second well, in Weston County (N. Cheyenne Project) targeting the Muddy Sandstone formation, commenced completion operations in late April.  We will evaluate the results from these two wells before determining future drilling plans for these areas.

Onshore Investments

Kaybob Duvernay - Alberta, Canada

On August 1, 2013, Alta Resources Investments, LLC (“Alta”) sold its interest in the liquids-rich Kaybob Duvernay Play in Alberta, Canada for approximately $30.5 million net to us. Of this amount, we have received $28.5 million, and expect to receive the remaining $2.0 million once approved by regulatory officials.

Jonah Field - Sublette County, Wyoming

Our wholly-owned subsidiary, Contaro Company (“Contaro”) currently has a 37% ownership interest in Exaro and has committed to invest up to $67.5 million in cash in Exaro. As of March 31, 2015, Contaro had invested approximately $46.9 million in Exaro.

As of March 31, 2015, Exaro had 631 wells on production over its 1,040 net acres, with a working interest between 14.4% and 32.5%. These wells were producing at a rate of approximately 40 Mmcfed, net to Exaro, plus an additional six wells that are either in the completion or fracture stimulation phase. The operator expects to have two drilling rigs running on this project during the remainder of 2015. For the quarters ended March 31, 2015 and 2014, we recognized a net investment gain of approximately $0.6 million and $1.6 million, net of tax expense of $0.3 million and $0.9 million, respectively, as a result of our investment in Exaro. We do not anticipate making any additional equity contributions during 2015 as Exaro estimates drilling capital will be funded through internally generated cash flow and borrowings under its revolving credit facility. See Note 7 to our Financial Statements - “Investment in Exaro Energy III LLC” for additional details related to this investment.

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

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids ("NGLs") from continuing operations for the three months ended March 31, 2015 and 2014. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six thousand cubic feet (“Mcf”) of natural gas. Reported lease operating expenses include production taxes, such as ad valorem and severance taxes.

	Three Months Ended March 31,
	2015	2014	%

Revenues:	(thousands except prices)
Oil and condensate sales	$10,694	$35,100	(70)%
Natural gas sales	16,823	34,627	(51)%
NGL sales	3,130	10,530	(70)%
Total revenues	$30,647	$80,257	(62)%

Production:
Oil and condensate (thousand barrels)
Offshore GOM	54	80	(33)%
Southeast Texas	127	186	(32)%
South Texas	52	78	(33)%
Other	9	13	(31)%
Total oil and condensate	242	357	(32)%
Natural gas (million cubic feet)
Offshore GOM	4,659	5,370	(13)%
Southeast Texas	588	814	(28)%
South Texas	508	517	(2)%
Other	115	129	(11)%
Total natural gas	5,870	6,830	(14)%
Natural gas liquids (thousand barrels)
Offshore GOM	132	166	(20)%
Southeast Texas	63	74	(15)%
South Texas	26	26	—%
Other	2	2	—%
Total natural gas liquids	223	268	(17)%
Total (million cubic feet equivalent)
Offshore GOM	5,781	6,848	(16)%
Southeast Texas	1,733	2,377	(27)%
South Texas	972	1,137	(15)%
Other	178	215	(17)%
Total production	8,664	10,577	(18)%

Daily Production:
Oil and condensate (thousand barrels per day)
Offshore GOM	0.6	0.9	(33)%
Southeast Texas	1.4	2.1	(32)%
South Texas	0.6	0.9	(33)%
Other	0.1	0.1	(31)%
Total oil and condensate	2.7	4.0	(32)%

	Three Months Ended March 31,
	2015	2014	%

Daily Production continued:	(thousands except prices)
Natural gas (million cubic feet per day)
Offshore GOM	51.8	59.7	(13)%
Southeast Texas	6.5	9.0	(28)%
South Texas	5.6	5.7	(2)%
Other	1.3	1.5	(11)%
Total natural gas	65.2	75.9	(14)%
Natural gas liquids (thousand barrels per day)
Offshore GOM	1.5	1.8	(20)%
Southeast Texas	0.7	0.8	(15)%
South Texas	0.3	0.3	—%
Other	—	0.1	—%
Total natural gas liquids	2.5	3.0	(17)%
Total (million cubic feet equivalent per day)
Offshore GOM	64.2	76.1	(16)%
Southeast Texas	19.3	26.4	(27)%
South Texas	10.8	12.6	(15)%
Other	2.0	2.4	(17)%
Total production	96.3	117.5	(18)%

Average Sales Price:
Oil and condensate (per barrel)	$44.10	$98.43	(55)%
Natural gas (per thousand cubic feet)	$2.87	$5.07	(43)%
Natural gas liquids (per barrel)	$14.01	$39.31	(64)%
Total (per thousand cubic feet equivalent)	$3.54	$7.59	(53)%

Expenses:
Operating expenses	$9,911	$11,053	(10)%
Exploration expenses	$4,483	$26,931	(83)%
Depreciation, depletion and amortization	$35,115	$34,402	2%
Impairment and abandonment of oil and gas properties	$2,281	$15,195	(85)%
General and administrative expenses	$7,828	$10,457	(25)%
Gain from investment in affiliates (net of taxes)	$558	$1,622	(66)%

Selected data per Mcfe:
Operating expenses	$1.14	$1.05	9%
General and administrative expenses	$0.90	$0.99	(9)%
Depreciation, depletion and amortization	$4.05	$3.25	25%

Natural Gas, Oil and NGL Sales and Production

All of our revenues are from the sale of our natural gas, oil and NGL production. Our revenues may vary significantly from year to year depending on production volumes and from changes in commodity prices, which may fluctuate widely. Our production volumes are subject to wide swings as a result of new discoveries, weather events, transportation and processing constraints, and mechanical problems. In addition, our production naturally declines over time as we produce our reserves.

We reported revenues of $30.6 million for the quarter ended March 31, 2015, compared to revenues of $80.3 million for the quarter ended March 31, 2014.  The decrease in revenues was primarily attributable to: (i) a significant drop in commodity prices, which contributed approximately $31.8 million of the decrease in revenues and (ii) approximately $17.9 million due to lower production volumes resulting from a reduction in drilling due to the low-price environment.

Total equivalent production decreased from 117.5 Mmcfed to 96.3 Mmcfed, a  decrease attributable primarily to typical field decline (approximately 13.4 Mmcfed) in our Gulf of Mexico production and a  7.2 Mmcfed decline in production from our Madisonville and Grimes play due to the price-related decrease in drilling activities and the deferral in the commencement of production from new drilling due to the switch to multi-well pad drilling in our Chalktown area. We initiated multi-well pad drilling in the area in the second half of 2014. Production from three such wells commenced during the first quarter, at restricted rates due to limited gas takeaway capacity. Three more wells began production during the second quarter of 2015. Expansion of the gas takeaway capacity was completed in early April 2015. As of May 6, 2015, net production for May averaged 102 Mmcfed.

Average Sales Prices

The average equivalent sales price realized for the quarter ended March 31, 2015 was $3.54 compared to $7.59 for the quarter ended March 31, 2014.  This decrease was attributable primarily to the decrease in the realized price of oil to $44.10 per barrel, compared to $98.43 per barrel for the quarter ended March 31, 2014, and to the decrease in the realized price of natural gas to $2.87 per Mcf, compared to $5.07 per Mcf for the quarter ended March 31, 2014.

Operating Expenses

Operating expenses for the quarter ended March 31, 2015 were approximately $9.9 million, or $1.14 per Mcfe, compared to $11.1 million, or $1.05 per Mcfe, for the quarter ended March 31, 2014.  The table below provides additional detail of operating expenses for the quarters ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014

	(in thousands)	(per MCFE)	(in thousands)	(per MCFE)
Lease operating expenses	$6,762	$ 0.78	$6,416	$ 0.61
Production & ad valorem taxes	1,143	0.13	2,929	0.28
Transportation & processing costs	1,379	0.16	1,138	0.11
Workover costs	627	0.07	570	0.05
Total operating expenses	$9,911	$ 1.14	$11,053	$ 1.05

Production and ad valorem taxes decreased by 61% for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014, due to the decrease in revenues for the same periods.

Exploration Expenses

Exploration expenses for the quarter ended March 31, 2015 included a fee of $3.2 million related to early termination of a  drilling rig contract. Exploration expenses for the quarter ended March 31, 2014 included $26.7 million in dry-hole costs related to our Ship Shoal 255 well.

Impairment Expenses

Impairment expenses for the quarter ended March 31, 2015 included producing property impairments of $2.0 million for small marginal natural gas properties as a result of commodity price declines. Impairment expenses for the quarter ended March 31, 2015 also included a  $0.2 million partial impairment of certain unproved prospects due to expiring leases. Impairment expense for the quarter ended March 31, 2014 included a $3.5 million impairment of leasehold cost related to our Ship Shoal 255 block and $11.6 million impairment of the platform that was expected to be used by the Ship Shoal 255 well.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the quarter ended March 31, 2015 was approximately $35.1 million or $4.05 per Mcfe. This compares to approximately $34.4 million or $3.25 per Mcfe for the quarter ended March 31,  2014. The higher depletion rate for 2015 resulted primarily from the negative revisions to proved, developed, producing reserves at the end of 2014.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2015 were approximately $7.8 million, compared to $10.5 million for the quarter ended March 31, 2014. The prior year quarter included $2.2 million in merger related costs.

Gain from Affiliates

For the quarter ended March 31, 2015, the Company recorded a gain from affiliates of approximately $0.6 million, net of tax expense of $0.3 million, related to our investment in Exaro, compared to a gain of $1.6 million, net of tax expense of $0.9 million, for the quarter ended March 31, 2014. The lower gain resulted from lower natural gas prices offsetting higher production from the Jonah Field.

Capital Resources and Liquidity

During the quarter ended March 31, 2015, we incurred $31.7 million for capital projects, including  $14.1 million on the Woodbine formation in our Madison and Grimes counties area, $9.7 million related to drilling on our Elm Hill Project in South Texas, $4.9 million in drilling costs on our FRAMS and North Cheyenne Projects in Wyoming and $2.7 million for the acquisition of leases and other rights in new areas.

Our capital expenditure budget for 2015 is currently forecasted to be approximately $50.6 million, including the amounts spent during the quarter ended March 31, 2015, and is expected to be funded primarily from internally generated cash flow.

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

Cash From Operating Activities

Cash flows from operating activities used approximately $5.8 million in cash for the three months ended March 31, 2015 compared to providing $66.6 million for the same period in 2014. The table below provides additional detail of cash flows from operating activities for the quarters ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

	(in thousands)
Cash flows from operating activities, exclusive of changes in working capital accounts	$11,900	$54,882
Changes in operating assets and liabilities	(17,735)	11,718
Net cash provided by operating activities	$(5,835)	$66,600

Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations. The decrease for the three months ended March 31, 2015 compared to the same period in 2014, was the reduction in operating revenues reflecting the decrease in production volumes due to lower drilling activity and lower average realized sales prices. Changes in working capital also impact cash flows, and during the quarter ended March 31, 2015, the working capital deficit was reduced primarily as a result of lower drilling activity.

Cash From Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2015 were approximately $35.3 million, all of which was used for capital expenditures related to drilling and/or completing wells. Cash flows used in investing activities for the three months ended March 31, 2014 were approximately $40.4 million, including a $45.8 million outflow for capital expenditures related to drilling and completing wells, partially offset by a distribution related to the sale of Alta of $5.4 million received during the quarter.

Cash From Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2015 were approximately $41.1 million, primarily related to net borrowings under our RBC Credit Facility. Cash flows used in financing activities for the quarter ended March 31, 2014 were approximately $26.2 million, all related to partial repayment of borrowings outstanding under our RBC Credit Facility.

RBC Credit Facility

In October 2013, the Company entered into a $500 million four-year revolving credit facility with Royal Bank of Canada and other lenders (the “RBC Credit Facility”) with an initial hydrocarbon supported borrowing base of $275 million. Effective May 7, 2015, as part of the regular redetermination schedule, the borrowing base was redetermined at $225 million by the bank group due to lower commodity prices. The next regular scheduled redetermination will be November 1, 2015. Proceeds of the RBC Credit Facility will be used (i) to finance working capital and for general corporate purposes (including requisitions), (ii) for permitted acquisitions and (iii) to finance transaction expenses in connection with the RBC Credit Facility and the Merger with Crimson Exploration Inc. The RBC Credit Facility is collateralized by substantially all of the assets of the Company and its subsidiaries. Borrowings under the RBC Credit Facility bear interest at a rate that is dependent upon LIBOR or the U.S. prime rate of interest, plus a margin dependent upon the amount outstanding under the facility.

Share Repurchase Program

In September 2011, the Company’s Board of Directors approved a $50 million share repurchase program. All shares are to be purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases are subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. No shares were purchased during the three months ended March 31, 2015 or 2014. During 2011 and 2012, the Company had purchased 197,877 shares under the $50 million share repurchase program at an average price of $52.16 per share, plus 45,000 stock options, all for approximately $10.8 million. In November 2014, the Company purchased 205,457 shares at an average price of $35.89 per share, for approximately $7.4 million, leaving $31.8 million available for future purchases.

Application of Critical Accounting Policies and Management’s Estimates

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Note 2 to our Financial Statements – “Summary of Significant Accounting Policies” of this report and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Application of Critical Accounting Policies and Management’s Estimates” in our Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 to our Financial Statements – “Summary of Significant Policies”.

Off Balance Sheet Arrangements

We may enter into off-balance sheet arrangements that can give rise to off-balance sheet obligations. As of March 31, 2015, the primary off-balance sheet arrangements that we have entered into included short-term drilling rig contracts and operating lease agreements, all of which are customary in the oil and gas industry. Other than the off-balance sheet arrangements shown under operating leases in the commitments and contingencies table included in our Annual Report on Form 10-K for the year ended December 31, 2014, we have no other off-balance sheet arrangements that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk

We are exposed to various risks including energy commodity price risk for our natural gas and oil production. When oil, natural gas and natural gas liquids prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. Our major commodity price risk exposure is to the prices received. Realized commodity prices received for our production are tied to the spot prices applicable to natural gas and crude oil at the applicable delivery points. Prices received for natural gas and oil are volatile and unpredictable. For the quarter ended March 31, 2015, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximate $3.0 million impact on our revenues.

Derivative Instruments and Hedging Activity

We expect energy prices to remain volatile and unpredictable, therefore we have designed a risk management strategy which provides for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our cash flows. The types of derivative instruments that we typically utilize include swaps and costless collars. The total volumes which we hedge through the use of our derivative instruments varies from period to period, however, generally our objective is to hedge approximately 40% to 50% of forecasted production from proved developed producing reserves (excluding forecasted offshore production during hurricane season), at the time of hedging, for the following twelve to eighteen months. Our hedge strategy and objectives may change significantly as our operational profile changes and/or commodities prices change. At March 31, 2015, we did not have any future production hedged. In April 2015, the Company entered into derivative contracts with a member of its bank group resulting in 180 MBbl of crude oil being hedged between May 1, 2015 and July 31, 2015 and 175 MBbl of crude oil being hedged between August 1, 2015 and December 31, 2015 through costless collars at a floor price of $55.00/Bbl.

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

We have also been exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Currently, we do not have any derivative contracts to reduce the exposure to market rate fluctuations. At March 31, 2015, we did not have any open positions that converted our variable interest rate debt to fixed interest rates. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The estimated fair values for financial instruments under ASC 825, Financial Instruments, (ASC 825) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Note 4 - "Derivative Instruments" for more details. As of March 31, 2015, we did not have any of our production hedged.

Interest Rate Sensitivity

We are exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and US Prime based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

As of March 31, 2015, our total long-term debt was $104.5 million, which bears interest at a floating or market interest rate that is tied to the prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. During the quarter ended March 31, 2015, our effective rates fluctuated between 1.7 percent and 4.0 percent, depending on the term of the specific debt drawdowns. At March 31, 2015, we did not have any outstanding interest rate swap agreements. As of March 31, 2015, the weighted average interest rate on our variable rate debt was 2.302% per year. Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our RBC Credit Facility would result in an increase of our interest expense by $0.3 million for the three month period.

Other Financial Instruments

As of March 31, 2015, we had no cash or cash equivalents based on our cash management policy. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of March 31, 2015, an immediate 10% change in interest rates would result in a $0.2 million change on our near-term financial condition or results of operations.

Item 4. Controls and Procedures

Allan D. Keel, our Chairman, President and Chief Executive Officer, together with our Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015. Based upon that evaluation, the Company’s management concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings relating to claims associated with our properties, operations or business or arising from disputes with vendors in the normal course of business, including the material matters discussed below.

Mineral interest owners in South Louisiana filed suit against a subsidiary of the Company and several co-defendants in June 2009 in the 31st Judicial District Court situated in Jefferson Davis Parish, Louisiana alleging failure to act as a reasonably prudent operator, failure to explore, waste, breach of contract, etc. in connection with two wells located in Jefferson Davis Parish. Many of the alleged improprieties occurred prior to our ownership of an interest in the wells at issue, although we may have assumed liability otherwise attributable to our predecessors-in-interest through the acquisition documents relating to the acquisition of our interest in these wells. We and our co-defendants obtained a favorable judgment from the trial court following a bench trial.  In  late 2014, the Louisiana Third Circuit Court of Appeals issued an opinion reversing the trial court’s rulings and rendering judgment in favor of the plaintiffs for approximately $13.4 million. The decision by the court of appeals did not allocate liability among the defendants although we would likely be responsible for at least one-half, and possibly as much as two-thirds, of the judgment if it stands. We and our co-defendants filed an application for a writ of certiorari to the Louisiana Supreme Court seeking review of this case by the state’s highest court.  Our writ was granted in April 2015, although there remains uncertainty whether the Louisiana Supreme Court will rule in our favor. We and our co-defendants are vigorously defending this lawsuit and believe that we have a meritorious position. A companion case involving the same set of facts was filed in the same trial court on April 19, 2013 on behalf of additional mineral interest owners but has been inactive pending the appeal of the original case.  Our potential exposure in this companion case is expected to be affected by the outcome of our appeal of the original case.

In November 2010, a subsidiary of the Company, several predecessor operators and several product purchasers were named in a lawsuit filed in the District Court for Lavaca County in Texas by an entity alleging that it owns a working interest in two wells that has not been recognized by us or by predecessor operators to which we have granted indemnification rights. In dispute is whether ownership rights were transferred through a number of decade-old poorly documented transactions. Based on prior summary judgments, the trial court has entered a final judgment in the case in favor of the plaintiffs for approximately $5.3 million, plus post-judgment interest. We are vigorously defending this lawsuit, believe that we have meritorious defenses and are appealing the trial court’s decision to the applicable state Court of Appeals.

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

In February 2011, a subsidiary of the Company and certain of our working interest partners and insurance carriers brought suit against a marine construction, dredging and tunneling company and an instrumentality of the United States of America in the U.S. District Court for the Southern District of Texas - Houston Division seeking monetary damages for damage to an offshore pipeline which was struck by a dredge. Following a bench trial in December 2013, we and our co-defendants obtained a favorable judgment from the trial court. The defendants are appealing the trial court’s judgment to the U.S. Court of Appeals for the 5th Circuit.

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

Item 1A. Risk Factors

For discussion regarding our risk factors, see Item 1 of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2014. Those risk and uncertainties are not the only ones facing us, and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition and/or results of operations

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this report, and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: May 8, 2015	By:	/S/ ALLAN D. KEEL
Allan D. Keel President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2015	By:	/S/ E. JOSEPH GRADY
E. Joseph Grady Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2015	By:	/S/ DENISE DUBARD
Denise DuBard Chief Accounting Officer and Controller (Principal Accounting Officer)

Exhibit Number	Description
2.1	Agreement and Plan of Merger, among Contango Oil & Gas Company, Contango Acquisition, Inc. and Crimson Exploration Inc., dated as of April 29, 2013. (3)
3.1	Certificate of Incorporation of Contango Oil & Gas Company. (1)
3.2	Third Amended and Restated Bylaws of Contango Oil & Gas Company. (5)
3.4	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (2)
10.1	Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and The Lenders Signatory Hereto dated October 1, 2013. (4)
10.2	First Amendment to Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto. (6)
10.3	Termination Agreement between Juneau Exploration, L.P., and Contaro Company, dated July 15, 2014. (8)
10.4	Second Amendment to Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto. (7)
31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101	Interactive Data Files †

†	Filed herewith.

*

Schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

.
1.	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

2.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.

3.	Filed as an exhibit to the Company’s Current Report on Form 8-K dated as of April 29, 2013, as filed with the Securities and Exchange Commission on May 1, 2013.

4.	Filed as an exhibit to the Company’s Current Report on Form 8-K dated as of October 1, 2013, as filed with the Securities and Exchange Commission on October 2, 2013.

5.	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 3, 2015.

6.	Filed as an exhibit to the Company’s Current Report on Form 8-K dated as of April 11, 2014, as filed with the Securities and Exchange Commission on April 15, 2014.

7.	Filed as an exhibit to the Company’s Current Report on Form 8-K dated as of October 28, 2014, as filed with the Securities and Exchange Commission on October 31, 2014.

8.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as filed with the Securities and Exchange Commission on August 11, 2014.