Form 10-K/A
period 2014-12-31
CONTANGO OIL & GAS CO
filed 2016-02-11
CIK 1071993

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

EXPLANATORY NOTE

This Amendment No. 2 to Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2014 of Contango Oil & Gas Company (“Contango”), which was filed with the Securities and Exchange Commission (“SEC”) on March 3, 2015. This Form 10-K/A is being filed for the purpose of providing a revised summary reserve report as of December 31, 2014 from William M. Cobb & Associates, Inc. (“Cobb”) and a revised summary reserve report as of December 31, 2014 from W.D. Von Gonten and Company (“Von Gonten”).

The revised summary reserve reports provided pursuant to this Amendment No. 2 on Form 10K/A include certain additional disclosures required by Item 1202(a)(8) of Regulation S-K.  The reserve, present value and other quantitative estimates provided in such revised reports have not changed from those included in the summary reserve reports filed with Contango’s Annual Report on Form 10-K for the year ended December 31, 2014.

The consents of Cobb and Von Gonten are also filed as an exhibit to this Amendment No. 2 to Annual Report on Form 10-K/A. In addition, this Form 10-K/A includes an updated exhibit index in respect thereof and certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 2 on Form 10-K/A is not intended to update or modify any other information presented in Contango’s Annual Report on Form 10-K for the year ended December 31, 2014, as originally filed, or in the Amendment No. 1 on Form 10K/A for the year ended December 31, 2014, as filed on March 31, 2015. This Amendment No. 2 does not update or modify in any way the financial position, results of operations, cash flows or related disclosures in Contango’s Annual Report on Form 10-K, and does not reflect events occurring after the Form 10-K’s original filing date of March 3, 2015. Accordingly, this Form 10-K/A should be read in conjunction with Contango’s other filings made with the SEC subsequent to the filing of its Annual Report on Form 10-K for the year ended December 31, 2014.

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

10.65		Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto dated October 1, 2013. (28)
10.66		First Amendment to Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto. (30)
10.67		Second Amendment to Credit Agreement among Contango Oil & Gas company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto. (31)
10.68		Termination Agreement between Juneau Exploration LP and Contaro Company, dated July 15, 2014. (32)
10.69	*	Contango Oil & Gas Company Director Compensation Plan. (33)
14.1		Code of Ethics.(29)
21.1		List of Subsidiaries.(34)
21.2		Organizational Chart.(34)
23.1		Consent of William M. Cobb & Associates, Inc. †
23.2		Consent of Netherland, Sewell & Associates, Inc.(34)
23.3		Consent of W.D. Von Gonten & Co. †
23.4		Consent of Grant Thronton LLP.(34)
23.5		Consent of BDO USA, LLP. (35)
31.1		Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †

31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
99.1	Report of William M. Cobb & Associates, Inc. †
99.2	Report of Netherland, Sewell & Associates.(34)
99.3	Report of W.D. Von Gonten and Company. †
99.4	Exaro Energy III LLC Financial Statements as of and for the year ended December 31, 2014 (Audited). (35)
99.5	Exaro Energy III LLC Financial Statements for the years ended December 31, 2013 and 2012 (Unaudited). (35)
101	Interactive Data Files.(34)

*     Indicates a management contract or compensatory plan or arrangement.

†    Filed herewith

1.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
2.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended September 30, 1999, as filed with the Securities and Exchange Commission on November 11, 1999.
3.	Reserved
4.	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission on September 27, 2000.
5.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
6.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 4, 2002, as filed with the Securities and Exchange Commission on January 8, 2002.
7.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on February 14, 2002.
8.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
9.	Reserved
10.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 2, 2005, as filed with the Securities and Exchange Commission on September 8, 2005.
11.	Filed as an exhibit to the Company’s Schedule 14A on Definitive Proxy Statement for 2014, as filed with the Securities and Exchange Commission on April 11, 2014
12.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 22, 2009, as filed with the Securities and Exchange Commission on October 28, 2009.
13.	Filed as an exhibit to the Company’s report on Form 8-K, dated January 3, 2008, as filed with the Securities and Exchange Commission on January 9, 2008.
14.	Filed as an exhibit to the Company’s report on Form 8-K, dated April 3, 2008, as filed with the Securities and Exchange Commission on April 9, 2008.
15.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission on August 29, 2008.
16.	Reserved
17.	Reserved
18.	Filed as an exhibit to the Company’s report on Form 8-K, dated October 20, 2010 as filed with the Securities and Exchange Commission on October 25, 2010.
19.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission on November 9, 2010.
20.	Filed as an exhibit to the Company’s report on Form 8-K, dated May 13, 2011 as filed with the Securities and Exchange Commission on May 18, 2011.

21.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of March 31, 2012, as filed with the Securities and Exchange Commission on April 5, 2012.
22.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the Securities and Exchange Commission on August 29, 2013.
23.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on August 29, 2012.
24.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of April 29, 2013, as filed with the Securities and Exchange Commission on May 1, 2013.
25.	Filed as an exhibit to the Company's report on Form 10-Q for the quarter ended December 31, 2012, as filed with the Securities and Exchange Commission on February 11, 2013.
26.	Filed as an exhibit to the Company's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on June 13, 2013.
27.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of June 7, 2013, as filed with the Securities and Exchange Commission on June 14, 2013.
28.	Filed as an exhibit to the Company’s Current Report on Form 8-K dated as of October 1, 2013, as filed with the Securities and Exchange Commission on October 2, 2013.
29.	Filed as an exhibit to the Company’s report on Form 8-K dated as of January 30, 2014, as filed with the Securities and Exchange Commission on January 30, 2014
30.	Filed as an exhibit to the Company’s report on Form 8-K dated as of April 11, 2014, as filed with the Securities and Exchange Commission on April 15, 2014.
31.	Filed as an exhibit to the Company’s report on Form 8-K dated as of October 28, 2014, as filed with the Securities and Exchange Commission on October 31, 2014.
32.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended June 30, 2014, as filed with the Securities and Exchange Commission on August 11, 2014.
33.	Filed as an exhibit to the Company’s Transition Report on Form 10-KT for the six months ended December 31, 2013, as filed with the Securities and Exchange Commission on March 28, 2014.
34.	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 3, 2015.
35.	Filed as an exhibit to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 31, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO OIL & GAS COMPANY

Signature	Title	Date

/s/ ALLAN D. KEEL	Chief Executive Officer (principal executive officer)	February 11, 2016
Allan D. Keel

/s/ E. JOSEPH GRADY	Chief Financial Officer (principal financial officer)	February 11, 2016
E. Joseph Grady

/s/ DENISE DUBARD	Chief Accounting Officer (principal accounting officer)	February 11, 2016
Denise DuBard

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

Signature	Title	Date

/s/ ALLAN D. KEEL	Chief Executive Officer (principal executive officer) and Director	February 11, 2016
Allan D. Keel

*	Director	February 11, 2016
Joseph J. Romano

*	Director	February 11, 2016
B. A. Berilgen

*	Director	February 11, 2016
B. James Ford

*	Director	February 11, 2016
Ellis L. McCain

*	Director	February 11, 2016
Charles M. Reimer

*	Director	February 11, 2016
Steven L. Schoonover

*

The undersigned, pursuant to a power of attorney executed by each of the directors noted above and previously filed with the Securities and Exchange Commission by signing his name below, does execute and deliver this report on Form 10-K/A on behalf of each of the persons and in such capacities as noted above.

By:  /s/ ALLAN D. KEEL        .

            Allan D. Keel

          Attorney-in-fact