Form 10-Q
period 2016-06-30
CONTANGO OIL & GAS CO
filed 2016-08-04
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of August 3, 2016 was 24,635,692.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2016

All references in this Quarterly Report on Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and its subsidiaries.

Item 1. Consolidated Financial Statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	June 30,	December 31,
	2016	2015

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net	12,309	20,504
Prepaid expenses	2,407	1,228
Inventory	540	540
Total current assets	15,256	22,272
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	1,194,543	1,187,707
Unproved properties	11,548	16,439
Other property and equipment	1,081	1,081
Accumulated depreciation, depletion and amortization	(860,074)	(826,022)
Total property, plant and equipment, net	347,098	379,205
OTHER NON-CURRENT ASSETS:
Investments in affiliates	15,557	14,222
Other	1,549	1,057
Total other non-current assets	17,106	15,279
TOTAL ASSETS	$379,460	$416,756

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$25,530	$36,358
Current derivative liability	3,414	—
Current asset retirement obligations	4,127	4,603
Total current liabilities	33,071	40,961
NON-CURRENT LIABILITIES:
Long-term debt	110,978	115,446
Long-term derivative liability	518	—
Asset retirement obligations	23,128	22,506
Total non-current liabilities	134,624	137,952
Total liabilities	167,695	178,913
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50 million shares authorized, 24,920,418 shares issued and 19,635,692 shares outstanding at June 30, 2016, 24,636,936 shares issued and 19,381,146 shares outstanding at December 31, 2015	985	974
Additional paid-in capital	242,365	239,524
Treasury shares at cost (5,284,726 shares at June 30, 2016 and 5,255,790 shares at December 31, 2015)	(127,990)	(127,760)
Retained earnings	96,405	125,105
Total shareholders’ equity	211,765	237,843
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$379,460	$416,756

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
REVENUES:
Oil and condensate sales	$6,971	$15,688	$12,218	$26,382
Natural gas sales	9,337	15,287	19,272	32,110
Natural gas liquids sales	3,054	4,359	5,454	7,489
Total revenues	19,362	35,334	36,944	65,981
EXPENSES:
Operating expenses	7,020	10,972	14,624	20,883
Exploration expenses	324	6,924	644	11,407
Depreciation, depletion and amortization	17,875	38,770	34,420	73,885
Impairment and abandonment of oil and gas properties	1,252	236	3,103	2,517
General and administrative expenses	5,384	7,351	11,286	15,179
Total expenses	31,855	64,253	64,077	123,871
OTHER INCOME (EXPENSE):
Gain (loss) from investment in affiliates, net of income taxes	1,295	(745)	1,335	(187)
Interest expense	(1,178)	(835)	(2,056)	(1,530)
Loss on derivatives, net	(4,381)	(10)	(177)	(10)
Other income (expense)	(270)	995	(310)	990
Total other expense	(4,534)	(595)	(1,208)	(737)
NET LOSS BEFORE INCOME TAXES	(17,027)	(29,514)	(28,341)	(58,627)
Income tax benefit (provision)	(269)	9,986	(359)	20,535
NET LOSS	$(17,296)	$(19,528)	$(28,700)	$(38,092)
NET LOSS PER SHARE:
Basic	$(0.90)	$(1.03)	$(1.50)	$(2.01)
Diluted	$(0.90)	$(1.03)	$(1.50)	$(2.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	19,121	18,939	19,100	18,939
Diluted	19,121	18,939	19,100	18,939

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2016	2015

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,700)	$(38,092)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	34,420	73,885
Impairment of natural gas and oil properties	3,012	2,544
Exploration expenses (recovery)	(58)	9,011
Deferred income taxes	—	(21,159)
Loss on sale of assets	—	231
Loss (gain) from investment in affiliates	(1,335)	288
Stock-based compensation	2,978	2,578
Unrealized loss on derivative instruments	3,932	10
Changes in operating assets and liabilities:
Decrease in accounts receivable and other receivables	5,346	2,024
Increase in prepaid expenses	(1,179)	(1,173)
Decrease in accounts payable and advances from joint owners	(8,651)	(22,145)
Increase (decrease) in other accrued liabilities	705	(523)
Decrease in income taxes receivable, net	2,625	470
Other	(18)	802
Net cash provided by operating activities	$13,077	$8,751
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	$(7,383)	$(56,786)
Net cash used in investing activities	$(7,383)	$(56,786)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$79,526	$218,267
Repayments under credit facility	(83,994)	(170,225)
Purchase of treasury stock	(230)	(7)
Debt issance costs	(996)	—
Net cash provided by (used in) financing activities	$(5,694)	$48,035
NET CHANGE IN CASH AND CASH EQUIVALENTS	$—	$—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except number of shares)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
	(unaudited)
Balance at December 31, 2015	19,381,146	$974	$239,524	$(127,760)	$125,105	$237,843
Treasury shares at cost	(28,936)	—	—	(230)	—	(230)
Restricted shares activity	283,482	11	(11)	—	—	—
Stock-based compensation	—	—	2,852	—	—	2,852
Net loss	—	—	—	—	(28,700)	(28,700)
Balance at June 30, 2016	19,635,692	$985	$242,365	$(127,990)	$96,405	$211,765

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Contango Oil & Gas Company (collectively with its subsidiaries, “Contango” or the “Company”) is a Houston, Texas based, independent oil and natural gas company. The Company’s business is to maximize production and cash flow in order to explore, develop, exploit, produce and acquire crude oil and natural gas properties in the onshore Texas and Rocky Mountain regions of the United States.

The following table lists the Company’s primary producing areas as of June 30, 2016:

Location	Formation
Gulf of Mexico	Offshore Louisiana - water depths less than 300 feet
Madison and Grimes counties, Texas	Woodbine (Upper Lewisville)
Zavala and Dimmit counties, Texas	Buda / Austin Chalk
Weston County, Wyoming	Muddy Sandstone
Texas Gulf Coast	Conventional formations
Sublette County, Wyoming	Jonah Field (1)

(1)

Through a 37% equity investment in Exaro Energy III LLC (“Exaro”).  Production associated with this investment is not included in the Company’s reported production results for the three and six months ended June 30, 2016.

In July 2016, the Company purchased one-half of the seller’s interest in approximately 12,100 gross undeveloped acres (approximately 5,000 net acres) for up to $25 million in the Southern Delaware Basin of Texas, which the Company intends to begin drilling in late 2016. See Note 3 - "Acquisition and Public Underwritten Offering” for additional information. In addition, the Company has (i) operated producing properties in the Denver Julesburg Basin (“DJ Basin”) in Weld and Adams counties in Colorado, which the Company believes may also be prospective in the Niobrara Shale oil play and (ii) operated producing properties in the Haynesville Shale, Mid Bossier and James Lime formations in East Texas.

Due to the current challenging commodity price environment, the Company intends to focus its 2016 capital program on: (i) the preservation of its healthy financial position; (ii) focusing drilling expenditures on its newly acquired Southern Delaware Basin acreage; (iii) identification of opportunities for cost efficiencies in all areas of its operations; and (iv) continuing to identify new resource potential opportunities, internally and, where appropriate, through acquisition. The Company will continuously monitor the commodity price environment, stability and forecast, and, if warranted, make adjustments to its drilling strategy as the year progresses.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the SEC, including instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the 2015 Form 10-K. The consolidated results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Impairment of Long-Lived Assets

Pursuant to GAAP, when circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the estimated future undiscounted cash flows based on the Company’s estimate of future reserves, natural gas and oil prices, operating costs and production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair value. The factors used to determine fair value include, but are not limited to, estimates of proved and probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Additionally, the Company may use appropriate market data to determine fair value. The Company recognized no impairment of proved properties for the three months ended June 30, 2016 and approximately $0.7 million for impairment of proved properties for the six months ended June 30, 2016. Substantially all of the non-cash impairment charge in the six months ended June 30, 2016 was directly related to the decline in commodity prices and the resulting impact on estimated future net cash flows from associated reserves. No impairment of proved properties was recognized for the three months ended June 30, 2015, and the Company recognized a $2.0 million impairment of small marginal proved properties for the six months ended June 30, 2015.

Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. The Company recognized impairment expense of approximately $1.1 million and approximately $2.3 million for the three and six months ended June 30, 2016, respectively, related to partial impairment of certain unproved properties due primarily to the sustained low commodity price environment and expiring leases; substantially all of which was related to unproved lease cost amortization of the Elm Hill project in Fayette and Gonzales counties Texas. The Company recognized impairment expense of approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively, related to partial impairment of certain unproved properties due to expiring leases.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential dilutive securities, including unexercised stock options and unvested restricted stock, have not been considered when their effect would be antidilutive. For the three and six months ended June 30, 2016, 114,804 stock options and 499,529 restricted shares were excluded from dilutive shares due to the loss for the period. For the three and six months ended June 30, 2015, 129,347 stock options and 481,422 restricted shares were excluded from dilutive shares due to the loss for the period.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09: Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016‑09 is part of an initiative to reduce complexity in accounting standards. The areas of simplification in ASU 2016‑09 involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. The provisions of this accounting update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01: Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). The main objective of ASU 2016-01 is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in ASU 2016-01 make targeted improvements to GAAP by: (i) requiring equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income; (ii) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) exempting all non-public business entities from disclosing fair value information for financial instruments measured at amortized cost; (iv) eliminating requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet: (v) requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vi) requiring separate presentation in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument- specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vii) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and (viii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public entities, ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years; early application is permitted. The provisions of this accounting update are not expected to have a material impact on the Company’s financial position or results of operations.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16: Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 is part of an initiative to reduce complexity in accounting standards, and requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  In addition, the amendments of this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  Furthermore, ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date.  For public entities, ASU 2015-16 was effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The provisions of this accounting update did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

3. Acquisition and Underwritten Public Offering

In July 2016, the Company purchased one-half of the seller’s interest in approximately 12,100 gross undeveloped acres (approximately 5,000 net acres) for up to $25 million in the Southern Delaware Basin of Texas (the “Acquisition”). The purchase price was comprised of $10 million in cash at closing on July 26, 2016, and $10 million in carried well costs expected to be paid over the next 14 months. Certain additional contingent payments upon success would increase total consideration to $25 million.

Also in July 2016, the Company completed an underwritten public offering of 5,000,000 shares of its common stock for net proceeds of approximately $46.9 million. In addition, the Company has granted the underwriters a 30-day option to purchase up to an additional 750,000 shares of common stock. Proceeds from the offering were used to fund the purchase price of the Acquisition and are expected to be used to fund drilling costs associated with the initial exploration and development thereof. Pending such use, the Company used the proceeds of the offering to repay amounts outstanding under its revolving credit facility.

4. Fair Value Measurements

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2016. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There have been no transfers between Level 1, Level 2 or Level 3.

Fair value information for financial assets and liabilities was as follows as of June 30, 2016 (in thousands):

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts - assets	$—	$—	$—	$—
Commodity price contracts - liabilities	$3,932	$—	$3,932	$—

Derivatives listed above are recorded in “Current and long-term derivative liability” on the Company’s consolidated balance sheet and include swaps and costless collars that are carried at fair value. The Company records the net change in the fair value of these positions in "Loss on derivatives, net" in the Company's consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted markets prices and implied volatility factors related to changes in the forward curves. As of December 31, 2015, there were no outstanding commodity price contracts. See Note 5 - "Derivative Instruments" for additional discussion of derivatives.

As of June 30, 2016, the Company's derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

Estimates of the fair value of financial instruments are made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company's credit facility with the Royal Bank of Canada and other lenders (the “RBC Credit Facility”) approximates carrying value because the facility interest rate approximates current market rates and is reset at least every six months. See Note 9 - "Long-Term Debt" for further information.

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

As of June 30, 2016, the Company’s natural gas derivative positions consisted of “swaps” and “costless collars”.  Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a purchased put option and a sold call option, which establishes a minimum and maximum price, respectively, that the Company will receive for the volumes under the contract.

It is the Company's policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competent and competitive market makers. The Company does not post collateral, nor is exposed to potential margin calls, under any of these contracts as they are secured under the RBC Credit Facility. See Note 9 - "Long-Term Debt" for further information regarding the RBC Credit Facility.

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

The following derivative instruments were in place at June 30, 2016 (fair value in thousands):

Commodity	Period	Derivative	Volume/Month	Price/Unit (1)	Fair Value
Natural Gas	July 2016	Swap	1,300,000 MMBtu	$2.53	(503)
Natural Gas	Aug 2016 - Oct 2016	Swap	250,000 MMBtu	$2.53	(300)
Natural Gas	Nov 2016 - Dec 2016	Swap	1,300,000 MMBtu	$2.53	(1,742)
Natural Gas	Jan 2017 - Jul 2017	Collar	400,000 MMBtu	$2.65 - 3.00	(961)
Natural Gas	Aug 2017 - Oct 2017	Collar	200,000 MMBtu	$2.65 - 3.00	(144)
Natural Gas	Nov 2017 - Dec 2017	Collar	400,000 MMBtu	$2.65 - 3.00	(282)
		Total net fair value of derivative instruments			$(3,932)

(1)   Commodity price derivatives based on Henry Hub NYMEX natural gas prices.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of June 30, 2016 (in thousands):

	Gross	Netting (1)	Total
Assets	$—	$—	$—
Liabilities	$(3,932)	$—	$(3,932)

(1)   Represents counterparty netting under agreements governing such derivatives.

As of December 31, 2015, the Company did not have any outstanding derivative positions.

The following table summarizes the effect of derivative contracts on the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Crude oil contracts	$—	$—	$—	$—
Natural gas contracts	2,248	—	3,755	—
Realized gain	$2,248	$—	$3,755	$—

Crude oil contracts	$—	$(10)	$—	$(10)
Natural gas contracts	(6,629)	—	(3,932)	—
Unrealized loss	$(6,629)	$(10)	$(3,932)	$(10)
Loss on derivatives, net	$(4,381)	$(10)	$(177)	$(10)

6. Stock-Based Compensation

During the six months ended June 30, 2016, the Company had a stock-based compensation program in effect which allows for stock options and/or restricted stock to be awarded to officers, directors, consultants and employees. This program includes (i) the Company's Amended and Restated 2009 Incentive Compensation Plan (the “2009 Plan”); and (ii) the Crimson 2005 Stock Incentive Plan (the “2005 Plan” or "Crimson Plan"), which expired on February 25, 2015.

Effective September 1, 2015, all employees and board members entered into a salary replacement program (the “Salary Replacement Program”) which is expected to continue through December 31, 2016. The Salary Replacement Program reduces all office employees’ base salary by 10% and all board of director retainer and committee chairman fees by 10% and replaces annually the portion of the salary/fees being reduced with immediately vested common stock in a number of shares commensurate with the salary/fees reduction amount.

Stock Options

Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the six months ended June 30, 2016 and 2015, there was no excess tax benefit recognized.

Compensation expense related to stock option grants are recognized over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. No stock options were granted during the six months ended June 30, 2016 or 2015.

During the six months ended June 30, 2016, no stock options were exercised and stock options for 1,657 shares of common stock were forfeited. During the six months ended June 30, 2015, no stock options were exercised and stock options for 587 shares of common stock were forfeited.

Restricted Stock

During the six months ended June 30, 2016, the Company granted 40,876 shares of restricted common stock under the 2009 Plan pursuant to the Salary Replacement Program. Of these, 38,943 shares were granted to employees, and 1,933 shares were granted to directors. Additionally, the Company granted 197,306 shares of restricted common stock to employees as part of their overall compensation package, which vest over four years, and 49,460 shares of restricted common stock to directors pursuant to the Company’s director compensation plan, which vest after one year. The weighted average fair value of the restricted shares granted during the six months ended June 30, 2016, was $11.60 with a total fair value of approximately $3.3 million after adjustment for an estimated weighted average forfeiture rate of 3.5%. During the six months ended June 30, 2016, 4,160 restricted shares were forfeited by former employees. The aggregate intrinsic value of restricted shares forfeited during the six months ended June 30, 2016 was approximately $130 thousand. Approximately 0.6 million shares remain available for grant under the 2009 Plan as of June 30, 2016.

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

The Company recognized approximately $3.0 million and $2.6 million in stock compensation expense during the six months ended June 30, 2016 and 2015, respectively, for restricted shares granted to its officers, employees and directors. As of June 30, 2016, an additional $7.5 million of compensation expense remained to be recognized over the remaining weighted-average vesting period of 2.4 years.

7. Other Financial Information

The following table provides additional detail for accounts receivable, prepaid expenses and other, and accounts payable and accrued liabilities which are presented on the consolidated balance sheets (in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable:
Trade receivable	$6,607	$7,530
Alta Resources	1,993	1,993
Joint interest billing	3,397	7,366
Income taxes receivable	—	2,868
Other receivables	994	1,448
Allowance for doubtful accounts	(682)	(701)
Total accounts receivable	$12,309	$20,504

Prepaid expenses:
Prepaid insurance	$1,249	$900
Acquisition deposit	250	—
Other prepaids	908	328
Total prepaid expenses	$2,407	$1,228

Accounts payable and accrued liabilities:
Royalties and revenue payable	$15,732	$17,906
Advances from partners	98	950
Accrued exploration and development	895	3,659
Trade payable	3,072	8,053
Accrued LOE & workover expense	2,465	2,159
Accrued G&A and legal expense	1,873	2,596
Other accounts payable and accrued liabilities	1,395	1,035
Total accounts payable and accrued liabilities	$25,530	$36,358

Included in the table below is supplemental information about certain cash and non-cash transactions during the six months ended ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash payments:
Interest payments	1,923	1,503
Income tax payments (refunds)	(2,337)	34
Non-cash investing activities in the consolidated statements of cash flows:
Decrease in accrued capital expenditures	(2,764)	(13,065)

8. Investment in Exaro Energy III LLC

In April 2012, the Company entered into a Limited Liability Company Agreement (the “LLC Agreement”) in connection with the formation of Exaro. Pursuant to the LLC Agreement, as amended, the Company committed to invest up to $67.5 million in Exaro for an ownership interest of approximately 37%. The Company did not make any contributions during the six months ended June 30, 2016. As of June 30, 2016, the Company had invested approximately $46.9 million.

The following table (in thousands) presents condensed balance sheet data for Exaro as of June 30, 2016 and December 31, 2015. The balance sheet data was derived from Exaro’s balance sheet as of June 30, 2016 and December 31, 2015 and was not adjusted to represent the Company’s percentage of ownership interest in Exaro. The Company’s share in the equity of Exaro at June 30, 2016 was approximately $15.5 million.

	June 30, 2016	December 31, 2015
Current assets (1)	$20,272	$23,664
Non-current assets:
Net property and equipment	95,949	101,459
Other non-current assets	1,157	486
Total non-current assets	97,106	101,945
Total assets	$117,378	$125,609

Current liabilities	$6,200	$5,272
Non-current liabilities:
Long-term debt	64,159	78,500
Other non-current liabilities	4,458	2,891
Total non-current liabilities	68,617	81,391
Members' equity	42,561	38,946
Total liabilities & members' equity	$117,378	$125,609

(1)   Approximately $17.6 million and $14.4 million of current assets as of June 30, 2016 and December 31, 2015, respectively, is cash.

The following table (in thousands) presents the condensed results of operations for Exaro for the three and six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 and 2015 were derived from Exaro's financial statements for the respective periods. The income statement data below was not adjusted to represent the Company’s ownership interest but rather reflects the results of Exaro as a company. The Company’s share in Exaro’s results of operations recognized for the three months ended June 30, 2016 and 2015 was a gain of $1.3 million, net of no tax expense, and a loss of $0.7 million, net of tax benefit of $0.4 million, respectively. The Company's share in Exaro's results of operations recognized for the six months ended June 30, 2016 and 2015 was a gain of $1.3 million, net of no tax expense, and a loss of $0.2 million, net of tax benefit of $0.1 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Production:
Oil (thousand barrels)	32	45	68	87
Gas (million cubic feet)	2,690	3,361	5,440	6,692
Total (million cubic feet equivalent)	2,882	3,634	5,848	7,214

Oil and natural gas sales	$5,965	$10,572	$12,263	$23,850
Loss on derivatives	(4,344)	(2,095)	(2,241)	(59)
Other gain	10,441	—	10,441	—
Less:
Lease operating expenses	3,709	4,203	7,453	8,479
Depreciation, depletion, amortization & accretion	2,819	6,294	5,825	12,918
General & administrative expense	1,125	1,138	1,934	1,862
Income (loss) from continuing operations	4,409	(3,158)	5,251	532
Net interest expense	(702)	(679)	(1,396)	(1,554)
Net income (loss)	$3,707	$(3,837)	$3,855	$(1,022)

Exaro's results of operations do not include income taxes because Exaro is treated as a partnership for tax purposes.

9. Long-Term Debt

RBC Credit Facility

In October 2013, the Company entered into a $500 million four-year revolving credit facility with Royal Bank of Canada and other lenders with an initial hydrocarbon supported borrowing base of $275 million. Effective May 6, 2016, as part of the regular redetermination schedule, the borrowing base under the RBC Credit Facility was redetermined at $140 million, which reflects the impact of a decline in commodity prices from those used in connection with previous redeterminations and the Company’s limited drilling program. Also effective May 6, 2016, the RBC Credit Facility was amended to, among other things, extend the maturity of the facility from October 1, 2017 to October 1, 2019, increase the LIBOR, U.S. prime rate and federal funds rate margins to 2.5% - 4.0% and increase the commitment fee to 0.5%, regardless of the amount of the credit facility that is unused. The borrowing base under the facility is redetermined each November and May.

As of June 30, 2016 and December 31, 2015, the Company had approximately $111.0 million and $115.4 million, respectively, outstanding under the RBC Credit Facility and $1.9 million and $1.9 million, respectively, in outstanding letters of credit. As of June 30, 2016, borrowing availability under the RBC Credit Facility was $27.1 million.

Total interest expense under the RBC Credit Facility, including commitment fees, for the three and six months ended June 30, 2016 was approximately $1.2 million and $2.1 million, respectively. Total interest expense under the RBC Credit Facility, including commitment fees, for the three and six months ended June 30, 2015 was approximately $0.8 million and $1.5 million, respectively.

The RBC Credit Facility contains restrictive covenants which, among other things, restrict the declaration or payment of dividends by Contango and require a Current Ratio of greater than or equal to 1.0 and a Leverage Ratio of less than or equal to 3.50, both as defined in the RBC Credit Facility Agreement. As of June 30, 2016, the Company was

in compliance with all covenants under the RBC Credit Facility, and at current commodity prices, does not expect any covenant compliance issues over the next twelve months. The RBC Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events.

The weighted average interest rate in effect at June 30, 2016 and December 31, 2015 was 4.3% and 2.4%, respectively. The RBC Credit Facility matures on October 1, 2019, at which time any outstanding balances will be due.

10. Income Taxes

The Company’s income tax provision for continuing operations consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current tax provision:
Federal	$—	$—	$—	$—
State	269	315	359	522
Total	$269	$315	$359	$522
Deferred tax benefit:
Federal	$—	$(10,451)	$—	$(20,623)
State	—	(250)	—	(534)
Total	$—	$(10,701)	$—	$(21,157)
Total tax provision (benefit):
Federal	$—	$(10,451)	$—	$(20,623)
State	269	65	359	(12)
Total	$269	$(10,386)	$359	$(20,635)
Included in gain from investment in affiliates	$—	$400	$—	$100
Total income tax provision (benefit)	$269	$(9,986)	$359	$(20,535)

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that the deferred tax assets will be realized and, therefore, established a full valuation allowance at September 30, 2015. For the six months ended June 30, 2016, the Company continues to fully value the net deferred tax asset. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

11. Related Party Transactions

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

Olympic Energy Partners

Mr. Joseph J. Romano, the Chairman of the Company’s board of directors, is also the President and Chief Executive Officer of Olympic Energy Partners LLC ("Olympic"). Olympic last participated with the Company in the drilling of wells in March 2010, and its ownership in Company-operated wells is limited to its Dutch and Mary Rose wells.

During the three and six months ended June 30, 2016, Mr. Romano earned $12 thousand and $26 thousand for his service as a director of the Company, respectively. During the three and six months ended June 30, 2015, Mr. Romano earned $26 thousand and $53 thousand for his service as a director of the Company, respectively.

During the years ended December 31, 2015 and 2014, Mr. Romano received 4,534 and 2,612 shares of restricted stock, respectively, which both vest 100% on the one-year anniversary of the date of grant, as part of his board of director compensation.  Additionally, in January 2016, Mr. Romano received 261 shares of restricted stock, pursuant to the Salary Replacement Program and an additional 9,892 shares of restricted stock in May 2016, which vest in one year, as part of his board of director compensation. The Company recognized compensation expense of approximately $21 thousand and $40 thousand related to the shares granted to Mr. Romano for the three and six months ended June 30, 2016, respectively. During the three and six months ended June 30, 2015, the Company recognized compensation expense of approximately $35 thousand and $62 thousand, respectively, related to the shares granted to Mr. Romano.

Below is a summary of payments received from (paid to) Olympic and REX in the ordinary course of business in the Company’s capacity as operator of the wells and platforms for the periods indicated. The Company made and received similar types of payments with other well owners (in thousands):

	Three Months Ended June 30,
	2016		2015
	Olympic	REX	Olympic	REX
Revenue payments as well owners	$(523)	$—	$(875)	$(242)
Joint interest billing receipts	60	—	195	25

	Six Months Ended June 30,
	2016		2015
	Olympic	REX	Olympic	REX
Revenue payments as well owners	$(1,171)	$—	$(2,141)	$(495)
Joint interest billing receipts	122	—	289	68

As of June 30, 2016 and December 31, 2015, the Company's consolidated balance sheets reflected the following balances (in thousands):

	June 30, 2016		December 31, 2015
	Olympic	REX	Olympic	REX
Accounts receivable:
Joint interest billing	$19	$—	$26	$27

Accounts payable:
Royalties and revenue payable	(457)	—	(451)	(83)

Oaktree Capital Management L.P.

As of June 30, 2016, Oaktree Capital Management L.P. ("Oaktree"), through various funds, owned approximately 6.6% of the Company's stock. On October 1, 2013, Mr. James Ford, then a Managing Director and Portfolio Manager within Oaktree, was elected to the Company's board of directors. Mr. Ford is currently a Senior Advisor to Oaktree.

As part of Mr. Ford's director compensation, all cash and equity awards payable to Mr. Ford are instead granted to an affiliate of Oaktree. During the years ended December 31, 2015 and 2014, an affiliate of Oaktree received 4,534 and 2,612 shares of restricted stock, respectively, which both vest 100% on the one-year anniversary of the date of the grant. Additionally, in January 2016, an affiliate of Oaktree received 313 shares of restricted stock, pursuant to the Salary Replacement Program and an additional 9,892 shares of restricted stock in May 2016, which vest in one year, as part of Mr. Ford’s board of director compensation.

During the three and six months ended June 30, 2016, the affiliate of Oaktree earned $15 thousand and $32 thousand in cash as a result of Mr. Ford's board participation, and the Company recognized compensation expense of approximately $21 thousand and $40 thousand related to the shares of restricted stock granted to an affiliate of Oaktree under the Director Compensation Plan, respectively. During the three and six months ended June 30, 2015, the affiliate of Oaktree earned $15 thousand and $32 thousand in cash as a result of Mr. Ford's board participation, and the Company recognized compensation expense of approximately $35 thousand and $62 thousand related to the shares of restricted stock granted to an affiliate of Oaktree under the Director Compensation Plan, respectively.

12. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in legal proceedings relating to claims associated with its properties, operations or business or arising from disputes with vendors in the normal course of business, including the material matters discussed below.

In July 2010, several parties associated with a limited partnership, formed to invest in oil and gas properties, that was dissolved in 1995 filed suit against a subsidiary of the Company and several co-defendants in district court for Madison County in Texas.  The plaintiffs claim to own or have rights in certain oil and gas properties situated in Madison County, Texas by virtue of the partnership having interests in addition to those it held of record at the time of its dissolution, which were distributed to the partners in connection with such dissolution.  A predecessor of the subsidiary of the Company involved in this case acquired a portion of the interests now claimed by the plaintiffs from a successor to the general partner of the aforementioned partnership in 2000.  The plaintiffs’ expert has recently provided a range of estimated monetary damages of up to approximately $9.4 million as to our Subsidiary.  The Company is vigorously defending this lawsuit and believes that it has meritorious defenses.

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

Mineral interest owners in South Louisiana filed suit against a subsidiary of the Company and several co-defendants in April 2013 in the 31st Judicial District Court situated in Jefferson Davis Parish, Louisiana alleging failure to act as a reasonably prudent operator, failure to explore, waste, breach of contract, etc. in connection with two wells located in Jefferson Davis Parish. Many of the alleged improprieties occurred prior to the Company’s ownership of an interest in the wells at issue, although the Company may have assumed liability otherwise attributable to its predecessors-in-interest through the acquisition documents relating to the acquisition of the Company’s interest in these wells. This case is based on the same actions and allegations as a prior case in which the Company and its co-defendants prevailed. The plaintiffs claim damages of approximately $2.5 million against a subsidiary of the Company and its co-

defendants. The Company and its co-defendants are vigorously defending this lawsuit and believe they have a meritorious position.

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

Cautionary Statement about Forward-Looking Statements

Certain statements contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K and those factors summarized below:

•

our ability to successfully develop our recent acquisition of undeveloped acreage in the Southern Delaware Basin, integrate the operations relating thereto with our existing operations and realize the benefits of such acquisition;

•	our financial position;
•	our business strategy, including outsourcing;
•	meeting our forecasts and budgets;
•	expectations regarding natural gas and oil markets in the United States;
•	natural gas and oil price volatility;
•	operational constraints, start-up delays and production shut-ins at both operated and non-operated production platforms, pipelines and natural gas processing facilities;
•	the risks associated with operating deep high pressure and temperature wells, including well blowouts and explosions;
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

The following table lists our primary producing areas as of June 30, 2016:

Location	Formation
Gulf of Mexico	Offshore Louisiana - water depths less than 300 feet
Madison and Grimes counties, Texas	Woodbine (Upper Lewisville)
Zavala and Dimmit counties, Texas	Buda / Austin Chalk
Weston County, Wyoming	Muddy Sandstone
Texas Gulf Coast	Conventional formations
Sublette County, Wyoming	Jonah Field (1)

(1)

Through a 37% equity investment in Exaro Energy III LLC (“Exaro”).  Production associated with this investment is not included in our reported production results for the three and six months ended June 30, 2016.

In addition, the Company has (i) operated producing properties in the Denver Julesburg Basin (“DJ Basin”) in Weld and Adams counties in Colorado, which the Company believes may also be prospective in the Niobrara Shale oil play and (ii) operated producing properties in the Haynesville Shale, Mid Bossier and James Lime formations in East Texas.

In July 2016, we purchased one-half of the seller’s interest in approximately 12,100 gross undeveloped acres (approximately 5,000 net acres) for up to $25 million in the Southern Delaware Basin of Texas, which we intend to begin drilling in late 2016. Also in July 2016, we completed an underwritten public offering of 5,000,000 shares of our common stock for net proceeds of approximately $46.9 million. See Note 3  to our Financial Statements - "Acquisition and Public Underwritten Offering” for additional information.

Due to the current challenging commodity price environment, we intend to focus our 2016 capital program on: (i) the preservation of our healthy financial position; (ii) focusing drilling expenditures on our newly acquired Southern Delaware Basin acreage; (iii) identification of opportunities for cost efficiencies in all areas of our operations; and (iv) continuing to identify new resource potential opportunities, internally and, where appropriate, through acquisition. We will continuously monitor the commodity price environment, stability and forecast, and, if warranted, make adjustments to our drilling strategy as the year progresses.

Capital Expenditures

Due to the low and uncertain commodity price environment, we have limited our 2016 capital program to a very limited amount, and will focus the remainder of 2016 on our newly acquired Southern Delaware Basin acreage.

Weston County, Wyoming

In June 2015, we announced the discovery and successful completion of the Elliot #1H well (80% WI) in the Muddy Sandstone formation in Weston County, Wyoming (referred to as our North Cheyenne Project).  In January 2016, we announced the discovery and successful completion of the Popham #1H well (80% WI) in the Muddy Sandstone formation.  In March 2016, we began production from the Christensen #1H (80% WI), our third well in this area.

Impairment of Long-Lived Assets

We recognized no impairment of proved properties during the three months ended June 30, 2016 and approximately $0.7 million in non-cash impairment charges for the six months ended June 30, 2016 primarily related to the reduction in the estimated value of future net cash flows of the Company’s risk adjusted proved, probable and possible reserves (3P reserves) due to the recent dramatic decline in commodity prices for crude oil and natural gas. Under Financial Accounting Standards Board Accounting Codifications, an impairment charge is required when the unamortized capital cost of any individual property within the company’s producing property base exceeds the risked estimated future net cash flows from the proved, probable and possible reserves for that property. Also, we recognized an impairment charge for the three and six months ended June 30, 2016 of approximately $1.1 million and $2.3 million related to unproved lease cost amortization on our Elm Hill project in Fayette and Gonzales counties Texas, respectively.

If oil and/or natural gas prices continue to decline, we may be required to record additional non-cash impairment in the future, thereby impacting our financial results for that period.

Summary Production Information

Our production for the three months ended June 30, 2016 was approximately 67% offshore and 33% onshore, and 69% natural gas, 15% oil and 16% natural gas liquids. Our production for the three months ended June 30, 2015 was 60% offshore and 40% onshore, and approximately 64% natural gas, 18% oil and 18% natural gas liquids.

The table below sets forth our average net daily production data in Mmcfe/d for each of our fields for each of the periods indicated:

	Three Months Ended
	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
Offshore GOM
Dutch and Mary Rose	50.8	49.5	48.6	45.9	43.3
Vermilion 170	6.3	7.0	6.9	6.5	6.2
Other offshore (1)	1.6	0.5	0.5	0.6	0.6
Southeast Texas (2)	28.2	22.9	20.1	16.4	13.9
South Texas (3)	9.3	8.9	8.1	7.4	7.4
Other (4)	2.2	2.1	2.5	2.6	3.2
	98.4	90.9	86.7	79.4	74.6

(1)	Includes Ship Shoal 263 and South Timbalier 17.
(2)	Includes Madison and Grimes counties, among others.
(3)	Includes Zavala and Dimmit counties, among others.
(4)	Includes onshore wells in East Texas, Colorado, Wyoming and Tuscaloosa Marine Shale regions, among others.

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

Jonah Field - Sublette County, Wyoming

Our wholly-owned subsidiary, Contaro Company (“Contaro”) currently has a 37% ownership interest in Exaro and has committed to invest up to $67.5 million in cash in Exaro. As of June 30, 2016, Contaro had invested approximately $46.9 million in Exaro.

As of June 30, 2016, Exaro had 646 wells on production over its 5,760 gross acres (1,040 net), with a working interest between 14.6% and 32.5%. These wells were producing at a rate of approximately 32 Mmcfed, net to Exaro. Due to the persistent decline in natural gas prices, the operator does not expect to have any drilling rigs running on this project during 2016. For the three months ended June 30, 2016 and 2015, we recognized a net investment gain of approximately $1.3 million, net of no tax expense, and a loss of approximately $0.7 million, net of tax benefit of $0.4 million, respectively, as a result of our investment in Exaro. For the six months ended June 30, 2016 and 2015, we recognized a net investment gain of approximately $1.3 million, net of no tax expense, and a loss of approximately $0.2 million, net of tax benefit of $0.1 million, respectively. We do not anticipate making any additional equity contributions during 2016 as Exaro estimates drilling capital will be funded through internally generated cash flow and borrowings under its revolving credit facility. See Note 8 to our Financial Statements - “Investment in Exaro Energy III LLC” for additional details related to this investment.

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

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids ("NGLs") from continuing operations for the three and six months ended June 30, 2016 and 2015. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six thousand cubic feet (“Mcf”) of natural gas. Reported lease operating expenses include production taxes, such as ad valorem and severance taxes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	%	2016	2015	%

Revenues (thousands):
Oil and condensate sales	$6,971	$15,688	(56)%	$12,218	$26,382	(54)%
Natural gas sales	9,337	15,287	(39)%	19,272	32,110	(40)%
NGL sales	3,054	4,359	(30)%	5,454	7,489	(27)%
Total revenues	$19,362	$35,334	(45)%	$36,944	$65,981	(44)%

Production:
Oil and condensate (thousand barrels)
Offshore GOM	36	53	(32)%	87	107	(19)%
Southeast Texas	63	163	(61)%	136	290	(53)%
South Texas	33	43	(23)%	67	95	(29)%
Other	35	16	119%	62	25	148%
Total oil and condensate	167	275	(39)%	352	517	(32)%
Natural gas (million cubic feet)
Offshore GOM	3,676	4,267	(14)%	7,515	8,927	(16)%
Southeast Texas	554	885	(37)%	1,197	1,473	(19)%
South Texas	366	456	(20)%	730	965	(24)%
Other	77	103	(25)%	152	215	(29)%
Total natural gas	4,673	5,711	(18)%	9,594	11,580	(17)%
Natural gas liquids (thousand barrels)
Offshore GOM	111	126	(12)%	223	259	(14)%
Southeast Texas	56	117	(52)%	123	180	(32)%
South Texas	18	22	(18)%	36	48	(25)%
Other	1	2	(50)%	4	3	33%
Total natural gas liquids	186	267	(30)%	386	490	(21)%

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	%	2016	2015	%

Total (million cubic feet equivalent)
Offshore GOM	4,559	5,342	(15)%	9,379	11,123	(16)%
Southeast Texas	1,263	2,563	(51)%	2,753	4,296	(36)%
South Texas	676	849	(20)%	1,346	1,820	(26)%
Other	295	204	45%	541	384	41%
Total production	6,793	8,958	(24)%	14,019	17,623	(20)%

Daily Production:
Oil and condensate (thousand barrels per day)
Offshore GOM	0.4	0.6	(32)%	0.5	0.6	(19)%
Southeast Texas	0.7	1.8	(61)%	0.7	1.6	(53)%
South Texas	0.4	0.5	(23)%	0.4	0.5	(29)%
Other	0.3	0.1	119%	0.3	0.2	148%
Total oil and condensate	1.8	3.0	(39)%	1.9	2.9	(32)%
Natural gas (million cubic feet per day)
Offshore GOM	40.4	46.9	(14)%	41.2	49.3	(16)%
Southeast Texas	6.1	9.7	(37)%	6.6	8.1	(19)%
South Texas	4.0	5.0	(20)%	4.0	5.3	(24)%
Other	0.9	1.2	(25)%	0.9	1.3	(29)%
Total natural gas	51.4	62.8	(18)%	52.7	64.0	(17)%
Natural gas liquids (thousand barrels per day)
Offshore GOM	1.2	1.4	(12)%	1.2	1.4	(14)%
Southeast Texas	0.6	1.3	(52)%	0.7	1.0	(32)%
South Texas	0.2	0.2	(18)%	0.2	0.3	(25)%
Other	—	—	(50)%	—	—	33%
Total natural gas liquids	2.0	2.9	(30)%	2.1	2.7	(21)%
Total (million cubic feet equivalent per day)
Offshore GOM	50.1	58.7	(15)%	51.5	61.5	(16)%
Southeast Texas	13.9	28.2	(51)%	15.1	23.7	(36)%
South Texas	7.4	9.3	(20)%	7.4	10.1	(26)%
Other	3.2	2.2	45%	3.0	2.1	41%
Total production	74.6	98.4	(24)%	77.0	97.4	(20)%

Average Sales Price:
Oil and condensate (per barrel)	$41.80	$57.14	(27)%	$34.75	$51.03	(32)%
Natural gas (per thousand cubic feet)	$2.00	$2.68	(25)%	$2.01	$2.77	(27)%
Natural gas liquids (per barrel)	$16.33	$16.33	—%	$14.09	$15.27	(8)%
Total (per thousand cubic feet equivalent)	$2.85	$3.94	(28)%	$2.63	$3.74	(30)%

Expenses (thousands):
Operating expenses	$7,020	$10,972	(36)%	$14,624	$20,883	(30)%
Exploration expenses	$324	$6,924	(95)%	$644	$11,407	(94)%
Depreciation, depletion and amortization	$17,875	$38,770	(54)%	$34,420	$73,885	(53)%
Impairment and abandonment of oil and gas properties	$1,252	$236	431%	$3,103	$2,517	23%
General and administrative expenses	$5,384	$7,351	(27)%	$11,286	$15,179	(26)%
Gain from investment in affiliates (net of taxes)	$1,295	$(745)	(274)%	$1,335	$(187)	(814)%

Selected data per Mcfe:
Operating expenses	$1.03	$1.22	(16)%	$1.04	$1.18	(12)%
General and administrative expenses	$0.79	$0.82	(4)%	$0.81	$0.86	(6)%
Depreciation, depletion and amortization	$2.63	$4.33	(39)%	$2.46	$4.19	(41)%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

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

We reported revenues of $19.4 million for the three months ended June 30, 2016, compared to revenues of $35.3 million for the three months ended June 30, 2015. The decrease in revenues was primarily attributable to: (i) a significant decline in commodity prices, which contributed approximately $5.7 million of the decrease in revenues and (ii) approximately $10.2 million due to lower production volumes resulting from a commodity price related reduction in drilling.

Total equivalent production was 74.6 Mmcfed for the three months ended June 30, 2016, compared to 98.4 Mmcfed in the prior year quarter, a decrease attributable primarily to a 7.5 Mmcfed decline in production from the Dutch and Mary Rose Field due to normal field decline and a 15.2 Mmcfed decline in onshore production due to field declines related to the strategic decrease in our capital program during 2016 due to the low, and uncertain, commodity price environment.

Average Sales Prices

The average equivalent sales price realized for the three months ended June 30, 2016 was $2.85 per Mcfe compared to $3.94 per Mcfe for the three months ended June 30, 2015. This decrease was attributable primarily to the decrease in the realized price of oil to $41.80 per barrel, compared to $57.14 per barrel for the three months ended June 30, 2015, and to the decrease in the realized price of natural gas to $2.00 per Mcf, compared to $2.68 per Mcf for the three months ended June 30, 2015.

Operating Expenses

Operating expenses for the three months ended June 30, 2016 were approximately $7.0 million, or $1.03 per Mcfe, compared to $11.0 million, or $1.22 per Mcfe, for the three months ended June 30, 2015. The table below provides additional detail of operating expenses for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016		2015
	(in thousands)	(per Mcfe)	(in thousands)	(per Mcfe)
Lease operating expenses	$4,756	0.70	$6,858	$ 0.77
Production & ad valorem taxes	1,160	0.17	1,794	0.20
Transportation & processing costs	790	0.11	1,242	0.13
Workover costs	314	0.05	1,078	0.12
Total operating expenses	$7,020	1.03	$10,972	$ 1.22

Lease operating expenses decreased by 31% for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, as a direct result of our efforts to reduce costs during this challenging commodity price environment.

Exploration Expenses

Exploration expenses for the three months ended June 30, 2016 were approximately $0.3 million. Exploration expenses for the three months ended June 30, 2015 were approximately $6.9 million, which included $6.5 million in dry-hole costs related to our State #1H well in Natrona County, Wyoming.

Impairment Expenses

Impairment expenses for the three months ended June 30, 2016 included a $1.1 million impairment of certain unproved properties and onshore prospects due primarily to the sustained low commodity price environment and expiring leases, substantially all of which is related to unproved lease cost amortization of the Elm Hill project in Fayette and Gonzales counties, Texas.

Impairment expenses for the three months ended June 30, 2015 included a $0.3 million partial impairment of certain unproved prospects due to expiring leases.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended June 30, 2016 was approximately $17.9 million, or $2.63 per Mcfe. This compares to approximately $38.8 million, or $4.33 per Mcfe, for the three months ended June 30, 2015. The decrease in the depletion rate for 2016 is primarily attributable to the impairment recorded during the six months ended December 31, 2015.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2016 were approximately $5.4 million, compared to $7.4 million for the three months ended June 30, 2015. This reduction is a result of our ongoing cost cutting efforts necessitated by the current challenging commodity price environment. General and administrative expenses for the current quarter included approximately $1.3 million in non-cash stock based compensation, while the prior year quarter included $1.4 million in non-cash stock based compensation.

Gain from Affiliates

For the three months ended June 30, 2016, the Company recorded a gain from affiliates of approximately $1.3 million, net of no tax expense, related to our investment in Exaro, compared to a loss of $0.7 million, net of tax benefit of $0.4 million, for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Natural Gas, Oil and NGL Sales and Production

All of our revenues are from the sale of our natural gas, oil and NGL production. Our revenues may vary significantly from year to year depending on production volumes and changes in commodity prices, which may fluctuate widely. Our production volumes are subject to wide swings as a result of new discoveries, weather events, transportation and processing constraints, and mechanical problems. In addition, our production naturally declines over time as we produce our reserves.

We reported revenues of $36.9 million for the six months ended June 30, 2016, compared to revenues of $66.0 million for the six months ended June 30, 2015.  The decrease in revenues was primarily attributable to: (i) a significant drop in commodity prices, which contributed approximately $13.5 million of the decrease in revenues and (ii) a decrease in revenue of approximately $15.6 million due to lower production volumes resulting from a reduction in drilling due to the low-price environment.

Total equivalent production declined from 97.4 Mmcfed during the six months ended June 30, 2015 to 77.0 Mmcfed for the six months ended June 30, 2016, a decrease attributable primarily to typical field decline (approximately 10.0 Mmcfed) in our Gulf of Mexico production and an 8.6 Mmcfed decline in Southeast Texas production due to the strategic decrease in our capital program during 2016 due to the low, and uncertain, commodity price environment.

Average Sales Prices

The average equivalent sales price realized for the six months ended June 30, 2016 was $2.63 compared to $3.74 for the six months ended June 30, 2015.  This decrease was attributable primarily to the decrease in the realized price of oil to $34.75 per barrel, compared to $51.03 per barrel for the six months ended June 30, 2015, and to the decrease in the realized price of natural gas to $2.01 per Mcf, compared to $2.77 per Mcf for the six months ended June 30, 2015.

Operating Expenses

Operating expenses for the six months ended June 30, 2016 were approximately $14.6 million, or $1.04 per Mcfe, compared to $20.9 million, or $1.18 per Mcfe, for the six months ended June 30, 2015.  The table below provides additional detail of operating expenses for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
	(in thousands)	(per Mcfe)	(in thousands)	(per Mcfe)
Lease operating expenses	$9,907	$ 0.70	$13,620	$ 0.76
Production & ad valorem taxes	2,054	0.15	2,937	0.17
Transportation & processing costs	2,209	0.16	2,621	0.15
Workover costs	454	0.03	1,705	0.10
Total operating expenses	$14,624	1.04	$20,883	$ 1.18

Lease operating expenses decreased by 27% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, as a direct result of our efforts to reduce costs during this challenging commodity price environment.

Exploration Expenses

Exploration expenses for the six months ended June 30, 2016 were approximately $0.6 million.  Exploration expenses for the six months ended June 30, 2015 were approximately $11.4 million, which included $6.5 million in dry-hole costs related to our State #1H well and $3.2 million related to the early termination of a drilling rig contract.

Impairment Expenses

Impairment expenses for the six months ended June 30, 2016 included a $0.7 million impairment of proved properties. Substantially all of the non-cash impairment charge in the current period is directly related to the decline in commodity prices and the resulting impact on estimated future net cash flows from associated reserves.  Impairment expenses for the six months ended June 30, 2016 also included a $2.3 million impairment and partial impairment of certain unproved properties and onshore prospects due primarily to the sustained low commodity price environment and expiring leases, substantially all of which is related to unproved lease cost amortization of the Elm Hill project in Fayette and Gonzales counties Texas.

Impairment expense for the six months ended June 30, 2015 included producing property impairments of $2.0 million for small marginal natural gas properties as a result of commodity price declines. Impairment expense for the six months ended June 30, 2015 also included $0.5 million partial impairment of certain unproved prospects due to expiring leases.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the six months ended June 30, 2016 was approximately $34.4 million or $2.46 per Mcfe. This compares to approximately $73.9 million or $4.19 per Mcfe for the six months ended June 30, 2015. The decrease in the depletion rate for 2016 is primarily attributable to the impairment recorded during the six months ended December 31, 2015.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2016 were approximately $11.3 million, compared to $15.2 million for the six months ended June 30, 2015. This reduction is a result of our ongoing cost cutting efforts necessitated by the current challenging commodity price environment. General and administrative expenses for the current year included approximately $3.0 million in non-cash stock based compensation, while the prior year included $2.6 million in non-cash stock based compensation.

Gain from Affiliates

For the six months ended June 30, 2016, the Company recorded a gain from affiliates of approximately $1.3 million, net of no tax expense, related to our investment in Exaro, compared to a loss of approximately $0.2 million, net of tax benefit of $0.1 million, for the six months ended June 30, 2015.

Capital Resources and Liquidity

During the six months ended June 30, 2016, we incurred $4.1 million on capital projects, including $2.8 million for the completion of our third delineation well on our North Cheyenne Project in Weston County, Wyoming and $1.3 million for the acquisition of leases and other rights in new areas.

Our capital expenditure budget for 2016 was originally forecasted to be less than $10 million, including the amounts spent during the six months ended June 30, 2016, and was expected to be funded from internally generated cash flow.  As a result of our recent acquisition of Southern Delaware Basin acreage in July 2016, we intend to revisit our 2016 capital program in order to begin drilling in late 2016.

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

Cash From Operating Activities

Cash flows from operating activities provided approximately $13.1 million in cash for the six months ended June 30, 2016 compared to $8.8 million used in operating activities for the same period in 2015. The table below provides additional detail of cash flows from operating activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash flows from operating activities, exclusive of changes in working capital accounts	$14,249	$29,296
Changes in operating assets and liabilities	(1,172)	(20,545)
Net cash provided by operating activities	$13,077	$8,751

Production from our wells, the price of oil and natural gas and operating costs represent the main drivers behind our cash flow from operations. Changes in working capital impact cash flows, and during the six months ended June 30, 2016, the working capital deficit normally associated with an active drilling program was reduced as we strategically lowered our drilling activity to preserve our healthy balance sheet.

Cash From Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2016 were approximately $7.4 million, all of which was used for capital expenditures related to drilling and/or completing wells and acquiring unproved leases in our areas of focus. Cash flows used in investing activities for the six months ended June 30, 2015 were approximately $56.8 million, all of which was used for capital expenditures related to drilling and/or completing wells and acquiring unproved leases in our areas of focus. Amounts presented include cash payments for accrued amounts at the beginning of each period.

Cash From Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2016 were approximately $5.7 million, primarily related to the repayment of net borrowings under our credit facility with the Royal Bank of Canada and other lenders (the “RBC Credit Facility”). Cash flows provided by financing activities for the six months ended June 30, 2015 were approximately $48.0 million, primarily related to net borrowings under our RBC Credit Facility.

RBC Credit Facility

In October 2013, the Company entered into a $500 million four-year revolving credit facility with Royal Bank of Canada and other lenders with an initial hydrocarbon supported borrowing base of $275 million, which is redetermined each November and May. Effective May 6, 2016, as part of the regular redetermination schedule, the borrowing base under the RBC Credit Facility was redetermined at $140 million, which reflects the impact of a decline in commodity prices from those used in connection with previous redeterminations and our limited drilling program. Also effective May 6, 2016, the RBC Credit Facility was amended to, among other things, extend the maturity of the facility from October 1, 2017 to October 1, 2019, increase the LIBOR, U.S. prime rate and federal funds rate margins to 2.5% - 4.0% and increase the commitment fee to 0.5%, regardless of the amount of the credit facility that is unused.

The RBC Credit Facility contains restrictive covenants which, among other things, restrict the declaration or payment of dividends by Contango and require a Current Ratio of greater than or equal to 1.0 and a Leverage Ratio of less than or equal to 3.50, both as defined in the RBC Credit Facility Agreement. As of June 30, 2016, we were in compliance with all covenants under the RBC Credit Facility, and at current commodity prices, do not expect any covenant compliance issues over the next twelve months. The RBC Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events.

Sustained low prices and any further decline in prices will likely negatively impact the price decks utilized by banks in their calculation of the Company’s borrowing base at November 1, 2016. If our next borrowing base redetermination results in a lower borrowing base, we may be unable to obtain financing otherwise currently available under the RBC Credit Facility. See Note 9 to our Financial Statements – “Long-Term Debt” for further information regarding the RBC Credit Facility.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 to our Financial Statements – “Summary of Significant Accounting Policies.”

Off Balance Sheet Arrangements

We may enter into off-balance sheet arrangements that can give rise to off-balance sheet obligations. As of June 30, 2016, the primary off-balance sheet arrangements that we have entered into are operating lease agreements, which are customary in the oil and gas industry. Other than the off-balance sheet arrangements shown under operating leases in the commitments and contingencies table included in our 2015 Form 10-K, we have no other off-balance sheet arrangements that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk

We are exposed to various risks including energy commodity price risk for our natural gas and oil production. When oil, natural gas and natural gas liquids prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. Our major commodity price risk exposure is to the prices received. Realized commodity prices received for our production are tied to the spot prices applicable to natural gas and crude oil at the applicable delivery points. Prices received for natural gas and oil are volatile and unpredictable. For the six months ended June 30, 2016, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximate $1.9 million impact on our revenues.

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

We have also been exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Currently, we do not have any derivative contracts to reduce the exposure to market rate fluctuations. At June 30, 2016, we did not have any open positions that converted our variable interest rate debt to fixed interest rates. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The estimated fair values for financial instruments under ASC 825, Financial Instruments (“ASC 825”) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Note 5 to our Financial Statements - "Derivative Instruments" for more details. As of June 30, 2016, we have 4,650,000 MMBtu of natural gas production hedged from July 2016 through December 2016 at an average Henry Hub price of $2.53/MMBtu. Also, as of June 30, 2016, we have 4,200,000 MMBtus of natural gas production hedged from January 2017 through December 2017 through collars at a floor price of $2.65/MMBtu.

Interest Rate Sensitivity

We are exposed to market risk related to adverse changes in interest rates. Our interest rate risk exposure results primarily from fluctuations in short-term rates, which are LIBOR and US Prime based and may result in reductions of earnings or cash flows due to increases in the interest rates we pay on these obligations.

As of June 30, 2016, our total long-term debt was $111.0 million, which bears interest at a floating or market interest rate that is tied to the prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. During the six months ended June 30, 2016, our effective rates fluctuated between 2.3 percent and 6.8 percent, depending on the term of the specific debt drawdowns. At June 30, 2016, we did not have any outstanding interest rate swap agreements. As of June 30, 2016, the weighted average interest rate on our variable rate debt was 4.34% per year. Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our RBC Credit Facility would result in an increase of our interest expense by $0.6 million for the six month period.

Other Financial Instruments

As of June 30, 2016, we had no cash or cash equivalents based on our cash management policy. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of June 30, 2016, an immediate 10% change in interest rates would result in a $0.5 million change on our near-term financial condition or results of operations.

Item 4. Controls and Procedures

Our President and Chief Executive Officer, together with our Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016. Based upon that evaluation, the Company’s management concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 12 to our Financial Statements – “Commitments and Contingencies.”

Item 1A. Risk Factors

For discussion regarding our risk factors, see Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the risks described in the 2015 Form 10-K. Those risk and uncertainties are not the only ones facing us, and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased the following shares from employees for the payment of withholding taxes due on shares of restricted stock that vested and was issued under its stock-based compensation plans:

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price Paid	Purchased as Part of	of Shares that may yet
Period	Shares Purchased	Per Share	Publicly Announced Program	be Purchased Under Program

April 2016	—	$—	—	—
May 2016	—	$—	—	—
June 2016	143	$12.76	n/a	n/a

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this report, and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: August 4, 2016	By:	/S/ ALLAN D. KEEL
Allan D. Keel
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2016	By:	/S/ E. JOSEPH GRADY
E. Joseph Grady
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2016	By:	/S/ DENISE DUBARD
Denise DuBard
Chief Accounting Officer and Controller
(Principal Accounting Officer)

Exhibit Number	Description
3.1	Certificate of Incorporation of Contango Oil & Gas Company. (1)
3.2	Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (2)
3.3	Third Amended and Restated Bylaws of Contango Oil & Gas Company. (3)
10.1	Third Amendment to Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signature Hereto. (4)
31.1	Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
31.2	Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101	Interactive Data Files †

†Filed herewith.

1.	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

2.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.

3.	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 3, 2015.

4.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as filed with the Securities and Exchange Commission on May 9, 2016.