Form 10-K
period 2016-12-31
CONTANGO OIL & GAS CO
filed 2017-03-15
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

At June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of shares of such common stock as reported on the NYSE MKT, was $168.7 million. As of March 9, 2017, there were 25,244,682 shares of the registrant’s common stock outstanding.

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

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

ii

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

iv

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

v

PART I

Item 1. Business

Overview

We are a Houston, Texas based independent oil and natural gas company. Our business is to maximize production and cash flow from our onshore properties in Texas and Wyoming and our offshore properties in the shallow waters of the Gulf of Mexico (“GOM”) and to use that cash flow to explore, develop, exploit, acquire and increase production from crude oil and natural gas properties in the onshore Texas and Rocky Mountain regions of the United States.

The following table lists our primary producing areas as of December 31, 2016:

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

Since October 2013, upon the merger with Crimson Exploration Inc. (“Crimson”) (the “Merger”), the Company had focused its drilling efforts on liquids-rich horizontal resource plays, such as the Woodbine in Southeast Texas, the Eagle Ford and Buda in South Texas, and the Muddy Sandstone in Wyoming. Beginning in the second half of 2015, we limited our drilling program due to the challenging commodity price environment, and instead focused on: (i) the preservation of our strong and flexible financial position, including limiting our overall capital expenditure budget; (ii) the identification of opportunities for cost and production efficiencies in all areas of our operations; and (iii) the maintenance of core leases and the continued identification of new resource potential opportunities internally, and, where appropriate, through acquisition. As a result, our only drilling activity in early 2016 was in Weston County, Wyoming where we completed our third well targeting the Muddy Sandstone formation. During the third quarter of 2016, we acquired a 12,100 operated gross acre position (5,000 net) in the Southern Delaware Basin in Pecos County, Texas (the “Acquisition”), and as of December 31, 2016, had increased our acreage to 12,500 gross operated acres (6,250 net). We began drilling our initial well in the Southern Delaware Basin in October 2016, with first production from that well occurring in late January 2017. We currently have three subsequent Southern Delaware Basin wells in varying stages of drilling or completion. We expect that our Southern Delaware Basin position will be the primary focus of our drilling program for 2017.

The Company also has (i) operated producing properties in the Haynesville Shale, Mid Bossier and James Lime formations in East Texas and (ii) operated conventional producing properties in the south and southeast areas of Texas. In December 2016, the Company sold its operated producing properties in the Denver Julesburg Basin (“DJ Basin”) in Weld and Adams counties in Colorado.

During the quarter ended September 30, 2016, in conjunction with the purchase of our Southern Delaware Basin position, we completed an underwritten public offering of 5,360,000 shares of our common stock for net proceeds of approximately $50.5 million, which were used to fund the initial purchase of this acreage and provide funding for the costs associated with drilling our initial wells in the Southern Delaware Basin.

Our production for the year ended December 31, 2016 was approximately 26.0 Bcfe (or 71.0 Mmcfe/d), was 68% from our offshore properties and was 70% natural gas. Our production for the three months ended December 31, 2016 was approximately 5.9 Bcfe (or 64.3 Mmcfe/d), was 70% from our offshore properties and was 71% natural gas. As of December 31, 2016, our proved reserves were approximately 85% proved developed, were 61% offshore, were 69% natural gas and were 95% attributed to wells and properties operated by us.

As of December 31, 2016, our proved reserves, as estimated by Netherland, Sewell & Associates, Inc. (“NSAI”) and William M. Cobb and Associates (“Cobb”), our independent petroleum engineering firms for our onshore and offshore properties, respectively, in accordance with reserve reporting guidelines required by the Securities and Exchange Commission (“SEC”), were approximately 151.8 Bcfe, consisting of 105.1 Bcf of natural gas, 3.4 MMBbl of crude oil and condensate and 4.4 MMBbl of natural gas liquids (“NGLs”), with a present value, discounted at a 10% rate (PV‑10), of $166.2 million, and a Standardized Measure of Discounted Future Net Cash Flows (“Standardized Measure”) of $166.2 million. PV-10 as of December 31, 2016 was based on adjusted prices of $2.43 per MMbtu of natural gas, $38.67 per barrel of oil, and $13.62 per barrel of NGLs. PV-10 is not an accounting principle generally accepted in the United States of America (“GAAP”) and is therefore classified as a non-GAAP financial measure. A reconciliation of our Standardized Measure to PV‑10 is provided under “Item 2. Properties ‑ PV-10”.

The following summary table sets forth certain information with respect to our proved reserves as of December 31, 2016 (excluding reserves attributable to our investment in Exaro), as estimated by NSAI and Cobb, and our net average daily production for the year ended December 31, 2016:

	Estimated Proved	% Crude Oil /	Natural	% Natural Gas	% Proved	Average Daily
Region	Reserves (Bcfe)	Condensate	% Gas	Liquids	Developed	Production (Mmcfe/d)
Offshore GOM	92.2	3%	82%	15%	100%	48.0
Southeast Texas	25.6	33%	42%	25%	72%	13.1
South Texas	32.5	26%	55%	19%	53%	7.5
Other (1)	1.5	68%	28%	4%	100%	2.4
Total	151.8					71.0

(1)	East Texas, Mississippi, Louisiana and Wyoming

The following summary table sets forth certain information with respect to the proved reserves attributable to our investment in Exaro, as of December 31, 2016, as estimated by W.D. Von Gonten and Associates (“Von Gonten”), and our net share of Exaro’s average daily production for the year ended December 31, 2016:

	Estimated Proved	% Crude Oil /	% Natural	% Natural Gas	% Proved	Average Daily
Region	Reserves (Bcfe)	Condensate	Gas	Liquids	Developed	Production (Mmcfe/d)
Investment in Exaro	32.6	7%	93%	—%	100%	29.7

Our Strategy

Our long-term business strategy is:

•  Enhancing our portfolio by dedicating the majority of our drilling capital to our oil and liquids-rich opportunities. A key element of our long term strategy is to continue to develop the oil and natural gas liquids resource potential that we believe exists in numerous formations within our various oil/liquids weighted resource plays, and where possible, to expand our presence in those plays. Due to the current superior economics of oil production, as compared to natural gas, we expect to focus on oil and liquids-weighted opportunities as we strive to transition from a heavily weighted natural gas production profile to a more balanced reserve and production profile between oil/liquids and natural gas. For the foreseeable future, we will focus our drilling capital on the recently acquired Southern Delaware Basin position, as we believe it provides excellent returns in the current oil price environment.

•  Pursuing accretive, opportunistic acquisitions that meet our strategic and financial objectives. We intend to evaluate opportunistic acquisitions of crude oil and natural gas properties, both undeveloped and developed, in areas where we currently have a presence and/or specific operating expertise, and to pursue undeveloped acreage positions, at reasonable cost, in new areas that we believe to be complementary to our existing plays and feel have significant exploration, exploitation or operational upside. We believe that the ongoing depressed commodity price environment might provide growth opportunities for us through potential corporate combinations.

•  Selectively exploiting, in a higher commodity price environment, our existing onshore producing conventional natural gas property portfolio to generate additional cash flows. We believe our multi-year drilling inventory of exploitation opportunities on our existing onshore conventional natural gas oriented producing properties provides us with a solid, dependable platform for future reserve and production growth. We will continuously monitor the commodity price environment and technical advancements, and if warranted, make adjustments to our investment strategy.

We will focus our 2017 capital program on our newly acquired Southern Delaware Basin acreage, which is expected to provide excellent returns on drilling investment, even in the current price environment. Assuming results are as expected, and market conditions are accommodating, we will proceed to drill throughout the year. Until a sustained improvement in commodity prices occurs, we do not currently expect to devote meaningful capital to our other areas, but will devote capital in those areas only to fulfill commitments, preserve core acreage and, where determined appropriate to do so, expand our presence in existing areas. We will continue to make balance sheet strength a priority in 2017 by limiting capital expenditures to internally generated cash flow, will continue to evaluate new organic opportunities for growth and will continue to evaluate pursuing stressed or distressed acquisition opportunities that may arise in this low price environment. We retain the flexibility to be more aggressive in our drilling plans should planned results exceed expectations and/or commodity prices improve, making increasing drilling an appropriate business decision. Our 2017 capital expenditure budget is initially expected to include the following:

•	Pecos County, Texas – We forecast capital expenditures of approximately $36.6 million for drilling in this area and another $2.2 million for recycling and central facilities.
•	Other – We forecast capital expenditures of approximately $7.5 million for unproved leasehold acquisition costs.

Properties

Offshore Gulf of Mexico

As of December 31, 2016, our offshore assets consisted of seven federal and six state of Louisiana company-operated wells in the shallow waters of the GOM. These 13 wells are located in four fields. The following summary table sets forth certain information with respect to our offshore reserves as of December 31, 2016 and average daily offshore production for the year ended December 31, 2016:

						Average Daily
	Estimated Proved	% Crude Oil /	% Natural	% Natural Gas	% Proved	Production
Field	Reserves (Bcfe)	Condensate	Gas	Liquids	Developed	(Mmcfe/d)
Dutch and Mary Rose	85.1	3%	82%	15%	100%	42.0
Vermilion 170	7.1	2%	84%	14%	100%	5.4
Other Offshore	—	1%	99%	—%	100%	0.6
Total	92.2					48.0

Dutch and Mary Rose Field

We operate five wells located in federal waters at Eugene Island 10 (“Dutch”), and five wells located in adjacent Louisiana state waters (“Mary Rose”). All Dutch and Mary Rose wells flow to a Company-owned and operated production platform at Eugene Island 11. While we do not own the lease for the Eugene Island 11 block, this does not impact our ability to operate our facilities located on that block. Operators in the GOM may place platforms and facilities on any location without having to own the lease, provided that permission and proper permits from the Bureau of Safety and Environmental Enforcement (“BSEE”) have been obtained. We have obtained such permission and permits. We installed our facilities at Eugene Island 11 because that was the optimal gathering location in proximity to our wells and marketing pipelines.

From our production platform we are able to access two separate markets thereby minimizing downtime risk and providing the ability to select the best sales price for our natural gas production. Oil and natural gas production can flow to third-party owned and operated onshore processing facilities near Patterson, Louisiana. Alternatively, natural gas can flow via our 8” pipeline, which has been designed with a capacity of 80 Mmcf/d, to a third-party owned and operated onshore processing facility at Burns Point, Louisiana. Production facilities include a turbine type compressor capable of servicing all ten Dutch and Mary Rose wells at the Eugene Island 11 platform.   Condensate can also flow to onshore markets and multiple refineries.

Vermilion 170 Field

We own and operate one well located in federal waters with a dedicated production facility at Vermilion 170. This platform, which includes compression equipment, services natural gas and condensate production, which flow via the Sea Robin Pipeline to a third-party owned and operated onshore processing plant.

Other Offshore

Our Ship Shoal 263 field, located in federal waters, and South Timbalier 17 field, located in Louisiana state waters, are included in “Other Offshore." In September 2015, our Ship Shoal 263 well reached the end of its estimated useful life and was permanently shut-in. We estimate approximately $2.5 to $2.9 million, net to Contango, to plug and abandon this well, which we expect to conclude in 2017.

We have a 75% working interest (53.3% net revenue interest) in a well located in the South Timbalier 17 field. Due to the low price environment, the net book value of this well exceeded the future undiscounted cash flows associated with its recoverable reserves, and we recognized an impairment expense of approximately $7.7 million and $0.5 million during the years ended December 31, 2014 and 2015, respectively. No impairment expense was recognized for the twelve months ended December 31, 2016.

Onshore Properties

Southern Delaware Basin

Since the closing of the Acquisition in late July 2016, we and our partner have increased our leasehold footprint to approximately 6,250 acres, net to Contango.  As of December 31, 2016, we currently estimate that we have close to 200 gross drilling locations, initially targeting the Wolfcamp A, Wolfcamp B and Second Bone Spring formations. Substantially all of the locations can accommodate 10,000 foot laterals. In late November, we completed drilling the Lonestar-Gunfighter #1H, an Upper Wolfcamp test in the northwest portion of our acreage position. The well initiated flow back in January 2017, on a controlled flow basis, reaching a maximum 24-hour IP rate of an estimated 966 Boed (72% oil).

In December 2016, the next two wells, the Rude Ram #1H and the Ripper State #1H, were drilled from a common surface location one mile south of the Lonestar-Gunfighter, each well also targeting the Upper Wolfcamp. Both wells are scheduled to be completed in mid-March, with initial production from both wells expected to commence in April.  In February 2017, we spud our fourth well, the Grim Reaper #1H, approximately 1.5 miles to the southeast of the Rude Ram and Ripper State. The Grim Reaper is also targeting production from the Upper Wolfcamp with extensive open hole logging analysis and rotary sidewall cores to be taken through the Bone Springs, Upper, Middle and Lower Wolfcamp for evaluation of productivity in a number of zones before drilling a 10,000 foot lateral within the Upper Wolfcamp. We have exercised our rig option for our fifth well, the Gunner #1H, which is planned to spud approximately two miles to the northeast after conclusion of the drilling of the Grim Reaper. The Grim Reaper is expected to be completed in April and the Gunner will follow soon thereafter.

Southeast Texas (Woodbine)

As of December 31, 2016, our Southeast Texas region included approximately 33,200 gross (20,000 net) acres, proven reserves of 25.6 Bcfe, and 78 gross (45.2 net) producing wells. While we had success in this area in 2014 and 2015, no drilling capital was allocated to this area in 2016 due to the low commodity price environment. For 2017, our current budget does not anticipate further drilling in this area, but should we experience sustained improvement in commodity prices, we could increase our activity. We currently have approximately 13,700 net acres in Madison and Grimes counties, with a multi-year inventory of potential drilling locations encompassing the Woodbine, Eagle Ford Shale and/or Georgetown/Buda formations.

Weston County, Wyoming (N. Cheyenne Project)

In 2014, we acquired the right to earn approximately 49,000 gross acres (44,000 net acres with a 90% to 100% working interest) in Weston County, Wyoming. During the fourth quarter of 2014, we sold a 20% working interest in this prospect to an independent oil and gas company, reducing our potential ownership to approximately 35,000 net acres with a 72% to 80% working interest. In 2015, we began drilling the first of three successful wells in this area targeting the Muddy Sandstone formation; the third of which was completed in the first quarter of 2016. Based on current results, a sustained improvement in oil prices will be needed to justify allocation of drilling capital to this area compared to our Southern Delaware Basin position. As a result of drilling these wells, we have satisfied the right to earn the 35,000 net acres (approximately 4% of which is held by production). We do not anticipate devoting any capital to this area in 2017.

South Texas (Buda/Eagle Ford)

As of December 31, 2016, our South Texas region included approximately 150,300 gross (76,800 net) acres, proven reserves of 32.5 Bcfe, and 260 gross (135.5 net) producing wells. We believe approximately 16,800 gross (7,900 net) acres to be prospective for the Buda and Eagle Ford Shale plays. While we had success drilling in the Buda formation in Zavala and Dimmit counties in 2014, and while core analysis indicates the viability of the Eagle Ford formation, no drilling activity was conducted in this area in 2015 and 2016 due to the reduction in our capital expenditure programs in response to the commodity price environment. We do not anticipate devoting any drilling capital to this area in 2017.

Our estimated net proven Buda/Eagle Ford reserves in this area were 11.0 Bcfe, comprised of 79% liquids, with 31 gross (15.8 net) producing wells, as of December 31, 2016.

South Texas (Elm Hill Project)

As of December 31, 2016, we held approximately 51,000 gross acres (24,600 net) in Fayette, Gonzales, Caldwell and Bastrop counties, Texas. Our last activity in this area was in 2014 and 2015, when we drilled five wells with mixed results. There was no drilling activity in 2016 and the Company and its partner have no plans to further test this area. As a result, we recognized an impairment expense of $6.8 million for the year ended December 31, 2016.

The remaining 82,500 gross (44,300 net) acres in our South Texas region are located in our conventional fields that produce primarily from the Wilcox, Frio, and Vicksburg sands. Our estimated net proved conventional reserves in this region were 21.5 Bcfe, comprised of 72% gas, with 224 gross (117.5 net) producing wells, as of December 31, 2016.

Natrona County, Wyoming (FRAMS Project)

In 2014, we acquired the right to earn acreage in Natrona County, Wyoming and spud our first well targeting the Mowry Shale. This well proved to be unsuccessful. As a result, we recognized $6.7 million in exploration expenses for the cost of drilling the well for the year ended December 31, 2015 and $2.9 million in impairment expense in 2016 related to our unproved acreage in Natrona County, Wyoming.

Other (East Texas)

As of December 31, 2016, our East Texas region included approximately 5,900 gross (3,600 net) acres primarily in San Augustine County, with proven reserves of 0.4 Bcfe comprised of 76% gas, and 10 gross (5.1 net) producing wells. During 2014, we drilled two gross (1.2 net) wells targeting the shallower, liquids-rich James Lime formation on our acreage in San Augustine County. We believe that the further exploitation of our acreage in the Haynesville, Mid-Bossier and James Lime formations may provide long-term natural gas reserve and production growth potential in the future. There has been renewed interest in this area by offset operators as they experiment with new frac techniques and refracing of previously drilled wells.  We will continue to monitor that activity and results; however, we do not anticipate devoting any capital to this area during 2017. As of December 31, 2016, substantially all of our acreage in our East Texas region was held by production.

Other (Colorado)

On December 30, 2016, we completed the sale of all of our Colorado assets to an independent oil and gas company for an aggregate purchase price of $5.0 million, subject to normal post-closing adjustments. The sold  properties consisted of approximately 16,000 gross (11,200 net) acres and associated producing vertical wells primarily in Adams and Weld counties. As of December 31, 2015, the sold properties had proved reserves of 4.2 Bcfe and during 2016 average net daily production was 0.4 Mmcfe/d.

Other

As of December 31, 2016, we held approximately 7,000 gross (5,800 net) mostly undeveloped acres in Louisiana, Mississippi, and North Texas.

Impairment of Long-Lived Assets

We recognized approximately $10.4 million in non-cash impairment charges in 2016. Under US GAAP, an impairment charge is required when the unamortized capital cost of any individual property within the Company’s proved property base exceeds the risked estimated future net cash flows from the proved, probable and possible reserves for that property. Included in the impairment charge for the year is approximately $0.7 million related to proved property impairment. The 2016 impairment charges primarily consist of $6.8 million related to our unproved properties in Fayette and Gonzales counties, Texas and $2.9 million related to our unproved acreage in Natrona County, Wyoming.

If oil and/or natural gas prices decline from prices at December 31, 2016, we may be required to record additional non-cash impairment in the future, thereby impacting our financial results for that period.

Onshore Investments

Jonah Field – Sublette County, Wyoming

Our wholly-owned subsidiary, Contaro Company (“Contaro”), owns a 37% ownership interest in Exaro. As of December 31, 2016, we had invested approximately $46.9 million in Exaro. We do not anticipate making any equity contributions during 2017, as our commitment to invest in Exaro expires on March 31, 2017. We account for Contaro’s ownership in Exaro using the equity method of accounting, and therefore, do not include its share of individual operating results, reserves or production in those reported for our consolidated results.

As of December 31, 2016, Exaro had 645 wells on production over its 5,760 gross acres (1,040 net acres), with a working interest between 14.6% and 32.5%. These wells were producing at a rate of approximately 29.7 Mmcfe/d, net to Exaro. Due to the current natural gas prices, the operator does not expect to have any drilling rigs running on this project during 2017. For the year ended December 31, 2016, the Company recognized a net investment gain of approximately $1.5 million, net of no tax expense, as a result of its investment in Exaro. As of December 31, 2016, reserves attributable to our investment in Exaro were 32.6 Bcfe. See Note 10 to our Financial Statements - “Investment in Exaro Energy III LLC” for additional details related to this investment.

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

We have granted mortgage liens on substantially all of our natural gas and crude oil properties to secure our senior secured revolving credit facility. These mortgages and the related credit agreement contain substantial restrictions and operating covenants that are customarily found in credit agreements of this type. See Note 12 to our Financial Statements ‑ “Long-Term Debt” for further information.

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

As of December 31, 2016, we had the following derivative contracts in place with members of our bank group:

Commodity	Period	Derivative	Volume/Month	Price/Unit (1)
Natural Gas	Jan - July 2017	Collar	400,000 MMBtus	$2.65 - 3.00
Natural Gas	Aug - Oct 2017	Collar	200,000 MMBtus	$2.65 - 3.00
Natural Gas	Nov - Dec 2017	Collar	400,000 MMBtus	$2.65 - 3.00

Natural Gas	Jan - July 2017	Swap	300,000 MMBtus	$3.51
Natural Gas	Aug - Oct 2017	Swap	70,000 MMBtus	$3.51
Natural Gas	Nov - Dec 2017	Swap	300,000 MMBtus	$3.51

Oil	Jan - July 2017	Swap	9,000 Bbls	$53.95
Oil	Aug - Oct 2017	Swap	6,000 Bbls	$53.95
Oil	Nov - Dec 2017	Swap	8,000 Bbls	$53.95

Oil	Jan - Dec 2017	Swap	9,000 Bbls	$56.20

(1)	Commodity price derivatives are based on Henry Hub NYMEX natural gas prices and West Texas Intermediate oil prices, as applicable.

Decreases in commodity prices would adversely affect our revenues, profits and the value of our proved reserves. Historically, the prices received for natural gas and oil have fluctuated widely. Among the factors that can cause these fluctuations are:

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

Historically, we have been dependent upon a few purchasers for a significant portion of our revenue. Major purchasers of our natural gas, oil and natural gas liquids for the year ended December 31, 2016, calculated on an equivalent basis, were ConocoPhillips Company (45.9%), Sunoco Inc. (14.2%), Shell Trading US Company (10.6%),  Energy Transfer Company (5.1%) and Enterprise Products Operating LLC (3.6%). This concentration of purchasers may increase our overall exposure to credit risk, and our purchasers will likely be similarly affected by changes in economic and industry conditions. Our financial condition and results of operations could be materially adversely affected if one or more of our significant purchasers fails to pay us or ceases to acquire our production on terms that are favorable to us. However, we believe our current purchasers could be replaced by other purchasers under contracts with similar terms and conditions.

Competition

The oil and gas industry is highly competitive and we compete with numerous other companies. Our competitors in the exploration, development, acquisition and production business include major integrated oil and gas companies as well as numerous independent companies, including many that have significantly greater financial resources.

The primary areas in which we encounter substantial competition are in locating and acquiring desirable leasehold acreage for our drilling and development operations, locating and acquiring attractive producing oil and gas properties and obtaining purchasers and transporters for the natural gas and crude oil we produce. There is also competition between producers of natural gas and crude oil and other industries producing alternative energy and fuel. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by federal, state and local governments; however, it is not possible to predict the nature of any such legislation or regulation that may ultimately be adopted or its effects upon our future operations. Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing natural gas and crude oil and may prevent or delay the commencement or continuation of a given operation. The effect of these risks cannot be accurately predicted.

Governmental Regulations and Industry Matters

Industry Regulations

The availability of a ready market for crude oil, natural gas and natural gas liquids production depends upon numerous factors beyond our control. These factors include regulation of crude oil, natural gas and natural gas liquids production, federal, state and local regulations governing environmental quality and pollution control, state limits on allowable rates of production by well or proration unit, the amount of crude oil, natural gas and natural gas liquids available for sale, the availability of adequate pipeline and other transportation and processing facilities, and the marketing of competitive fuels. For example, a productive natural gas well may be “shut-in” because of an oversupply of natural gas or lack of an available natural gas pipeline in the area in which the well is located. State and federal regulations generally are intended to prevent waste of crude oil, natural gas and natural gas liquids, protect rights to produce crude oil, natural gas and natural gas liquids between owners in a common reservoir, control the amount of crude oil, natural gas and natural gas liquids produced by assigning allowable rates of production, and protect the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted.

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

Under the provisions of the Energy Policy Act of 2005 (the “2005 Act”), the NGA has been amended to prohibit market manipulation by any person, including marketers, in connection with the purchase or sale of natural gas, and the FERC has issued regulations to implement this prohibition. The Commodity Futures Trading Commission (the “CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market including oil and natural gas. With regard to physical purchases and sales of natural gas and other energy commodities, and any related hedging activities that we undertake, we are thus required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1.2 million per day per violation.

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

Oil Price Controls and Transportation Rates

Sales prices of crude oil, condensate and gas liquids by us are not currently regulated and are made at market prices. Our sales of these commodities are, however, subject to laws and to regulations issued by the Federal Trade Commission (the “FTC”) prohibiting manipulative or fraudulent conduct in the wholesale petroleum market. The FTC holds substantial enforcement authority under these regulations, including the ability to assess civil penalties of up to $1.1 million per day per violation. Our sales of these commodities, and any related hedging activities, are also subject to CFTC oversight as discussed above.

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

We also generate wastes that are subject to the federal Resource Conservation and Recovery Act, as amended (the “RCRA”), and comparable state statutes. The RCRA imposes strict requirements on the generation, storage, treatment, transportation and disposal of nonhazardous and hazardous wastes, and the EPA and analogous state agencies stringently enforce the approved methods of management and disposal of these wastes. While the RCRA currently exempts certain drilling fluids, produced waters, and other wastes associated with exploration, development and production of crude oil and natural gas from regulation as hazardous wastes, allowing us to manage these wastes under RCRA’s less stringent non-hazardous waste requirements, we can provide no assurance that this exemption will be preserved in the future. For example, following the filing of a lawsuit in the U.S. District Court for the District of Columbia in May 2016 by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the District Court on December 28, 2016.  Under the decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary.  If EPA proposes a rulemaking for revised oil and gas waste regulations, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. Any removal of this exclusion could increase the amount of waste we are required to manage and dispose of as hazardous waste rather than non-hazardous waste, and could cause us to incur increased operating costs, which could have a significant impact on us as well as the natural gas and oil industry in general.

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

Based on findings made by the EPA that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA adopted regulations under existing provisions of the CAA that, among other things, impose permit reviews and restrict emissions of GHGs from certain large stationary sources. These EPA regulations could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States on an annual basis, including certain onshore and offshore production facilities, which include the majority of our operations. We are monitoring and reporting on GHG emissions from certain of our operations.

While Congress has, from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. Moreover, in December 2015, the United States joined other countries of the United Nations in preparing an agreement requiring member countries to review and establish goals for limiting GHG emissions.  This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions but, rather, includes pledges to voluntarily limit or reduce future emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future international, federal or state laws or regulations that impose reporting obligations on us with respect to, or require the elimination of GHG emissions from, our equipment or operations could require us to incur increased operating costs and could adversely affect demand for the oil and natural gas we produce.

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

Our oil and natural gas exploration and production operations generate produced water, drilling muds, and other waste streams, some of which may be disposed via injection in underground wells situated in non-producing subsurface formations. The disposal of oil and natural gas wastes into underground injection wells are subject to the Safe Drinking Water Act, as amended (the “SDWA”), and analogous state laws. The Underground Injection Well Program under the SDWA requires that we obtain permits from the EPA or analogous state agencies for our disposal wells, establishes minimum standards for injection well operations, restricts the types and quantities that may be injected, and prohibits the migration of fluid containing any contaminants into underground sources of drinking water. Any leakage from the subsurface portions of the injection wells may cause degradation of freshwater, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource, and imposition of liability by third parties for alternative water supplies, property damages and personal injuries. Furthermore, in response to a growing concern that the injection of  produced water and other fluids into belowground disposal wells triggers seismic activity in certain areas, some states, including Texas, where we operate, have imposed, and other states are considering imposing, additional requirements in the permitting or operation of produced water injection wells. In Texas, the Texas Railroad Commission (“TRC”) published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the TRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. Increased regulation and attention given to induced seismicity could lead to greater opposition, including litigation, to oil and natural gas activities utilizing injection wells for produced water disposal. These existing and any new seismic requirements applicable to disposal wells that impose more stringent permitting or operational requirements could result in added costs to comply or, perhaps, may require alternative methods of disposing of produced water and other fluids, which could delay production schedules and also result in increased costs.

The Oil Pollution Act of 1990 (the “OPA”) and regulations thereunder impose a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in U.S. waters. The OPA applies to vessels, onshore facilities, and offshore facilities, including exploration and production facilities that may affect waters of the United States. Under OPA, responsible parties including owners and operators of onshore facilities and lessees and permittees of offshore leases may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of federal safety, construction or operating regulations. Few defenses exist to the liability imposed by the OPA. In addition, to the extent the Company’s offshore lease operations affect state waters, the Company may be subject to additional state and local clean-up requirements or incur liability under state and local laws. The OPA also imposes ongoing requirements on responsible parties, including preparation of oil spill response plans for responding to a worst-case discharge of oil into waters of the United States, and proof of financial responsibility to cover at least some costs in a potential spill.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemical additives under pressure into targeted subsurface formations to stimulate production. We routinely use hydraulic fracturing techniques in many of our completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, or other similar state agencies, but federal agencies have also asserted regulatory authority over, or conducted investigations that focus upon, certain aspects of the process, including a suite of proposed rulemakings and final rules issued by the EPA and the federal Bureau of Land Management (the “BLM”), which legal requirements, to the extent in effect, may impose more stringent requirements relating to emissions and discharges from hydraulic fracturing, chemical disclosures, and performances of fracturing activities on federal and Indian lands. Also, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water under certain circumstances.

Congress has from time to time considered, but not enacted, legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process while, at the state level, several states, including Texas and Wyoming, where we operate, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, public disclosure, or well construction requirements on hydraulic fracturing activities. States could elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York. Local government may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling or completing wells.

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

Environmental laws such as the Endangered Species Act, as amended (“ESA”), may impact exploration, development and production activities on public or private lands. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered in the United States, and prohibits taking of endangered species. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. Some of our facilities may be located in areas that are designated as habitat for endangered or threatened species. If endangered species are located in areas of the underlying properties where we wish to conduct seismic surveys, development activities or abandonment operations, such work could be prohibited or delayed or expensive mitigation may be required. Moreover, as a result of one or more settlements entered into by the U.S. Fish and Wildlife Service (the “FWS”), the agency is required to make a determination on listing of numerous species as endangered or threatened under the ESA by specified timelines. For example, in 2014, the FWS announced the listing of the lesser prairie chicken, whose habitat is over a five-state region, including Texas, where we conduct operations, as a threatened species under the ESA but in 2015, a federal district court vacated the FWS’ rule listing the lesser prairie chicken in its entirety, concluding that the decision to list the species was arbitrary and capricious. Whether the lesser prairie chicken or other species will be listed in the future under the ESA is currently unknown but the designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures, time delays or limitations on our drilling program activities, which costs delays or limitation could have an adverse impact on our ability to develop and produce reserves.

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

In recent years, the Bureau of Ocean Energy Management (the “BOEM”) and the BSEE, each agencies of the U.S. Department of the Interior, have imposed more stringent permitting procedures and regulatory safety and performance requirements for wells in federal waters. In addition, states may adopt and implement similar or more stringent legal requirements applicable to exploration and production activities in state waters.  Compliance with these more stringent regulatory restrictions, together with any uncertainties or inconsistencies in current decisions and rulings by governmental agencies, delays in the processing and approval of drilling permits or exploration, development, oil spill-response and decommissioning plans, and possible additional regulatory initiatives could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts. In addition, new regulatory initiatives may be adopted or enforced by the BOEM or the BSEE in the future that could result in additional costs, delays, restrictions or obligations with respect to oil and natural gas exploration and production operations conducted offshore. Any new rules, regulations or legal initiatives could delay or disrupt our operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding requirements and limit activities in certain areas, or cause us to incur penalties, fines, or shut-in production at one or more of our facilities. If the BOEM determines that increased financial assurance is required in connection with our offshore facilities but we are unable to provide the necessary supplemental bonds or other forms of financial assurance, the BOEM could impose monetary penalties or require our operations on federal leases to be suspended or cancelled. Also, if material spill incidents were to occur, the United States could elect to again issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and development, any of which developments could have a material adverse effect on our business. Any one or more of the offshore-related matters described above could have a material adverse effect on our business, financial condition and results of operations.

For example, in April 2016, the BOEM published a proposed rule that would update existing air-emissions requirements relating to offshore oil and natural-gas activity on federal Outer Continental Shelf (the “OCS”) waters including in the Central Gulf of Mexico. In addition, in September 2016, the BOEM issued a Notice to Lessees and Operators that would bolster supplemental bonding procedures for the decommissioning of offshore wells, platforms, pipelines, and other facilities. These regulatory actions, or any new rules, regulations, or legal initiatives could delay or disrupt our operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding and costs, and limit activities in certain areas, or cause us to incur penalties, fines, or shut-in production at one or more of our facilities or result in the suspension or cancellation of leases. Moreover, under existing BOEM rules relating to assignment of offshore leases and other legal interests on the OCS, assignors of such interest may be held jointly and severally liable for decommissioning of OCS facilities existing at the time the assignment was approved by the BOEM, in the event that the assignee is unable or unwilling to conduct required decommissioning. In the event that we, in the role of assignor, receive orders from the BOEM to decommission OCS facilities that one of our assignees of offshore facilities is unwilling or unable to perform, we could incur costs to perform those decommissioning obligations, which costs could be material.

See “Item 1A. Risk Factors” for further discussion on hydraulic fracturing; ozone standards; climate change, including methane or other greenhouse gas emissions; releases of regulated substances; and other aspects of compliance with legal or financial assurance requirements or relating to environmental protection, including with respect to offshore leases.

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

Whereas the BLM administers oil and natural gas leases held by the Company on federal onshore lands, the BOEM administers the natural gas and oil leases held by the Company on federal onshore lands and offshore tracts in the OCS. The Office of Natural Resources Revenue (the “ONRR”) collects a royalty interest in these federal leases on behalf of the federal government. While the royalty interest percentage is fixed at the time that the lease is entered into, from time to time the ONRR changes or reinterprets the applicable regulations governing its royalty interests, and such action can indirectly affect the actual royalty obligation that the Company is required to pay. However, the Company believes that the regulations generally do not impact the Company to any greater extent than other similarly situated producers.

To cover the various obligations of lessees on the OCS, such as the cost to plug and abandon wells, decommission or remove platforms and pipelines, and clear the seafloor of obstructions at the end of production (collectively, “decommissioning obligations”), the BOEM generally requires that lessees post supplemental bonds or other acceptable financial assurances that such obligations will be met.  Historically, our financial assurance costs to satisfy decommissioning obligations have not had a material adverse effect on our results of operations; however, the

BOEM continues to consider imposing more stringent financial assurance requirements on offshore operators on the OCS. For example, in July  2016, the BOEM issued an updated Notice to Lessees and Operators (“NTL”) that went into effect on September 12, 2016 and augments requirements for the posting of additional financial assurance by offshore lessees, among others, to assure that sufficient funds are available to satisfy decommissioning obligations on the OCS. If the BOEM determines under this new NTL that a company does not satisfy the minimum requirements to qualify for providing self-insurance to meet its decommissioning and other obligations, that company will be required to post additional financial security as assurance. While we did not meet the requirements for self-insurance, we estimated the impact of the requirement to provide additional security for our operations in the Gulf of Mexico and do not believe that the revised policy will have a material impact on our operations in the Gulf of Mexico. If, however, we are unable to obtain the additional required bonds or assurances as requested, the BOEM may require certain of our operations on federal leases to be suspended or cancelled or otherwise impose monetary penalties.

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

Additionally, in support of our Gulf of Mexico operations, we have established a Regional Oil Spill Plan which has been approved by the BSEE. Our response team is trained annually and is tested through in-house spill drills. We have also contracted with Witt O’Brien’s Response Management (“Witt O’Brien’s”), who maintains an incident command center on 24 hour alert in Houston, TX. In the event of an oil spill, the Company’s response program is initiated by notifying Witt O’Brien’s of any incident while the Company response team is mobilized to focus on source control and containment of the spill. Witt O’Brien’s would coordinate communications with state and federal agencies and would provide subject matter expertise in support of the response team.

We also have contracted with Clean Gulf Associates (“CGA”) to assist with equipment and personnel needs in the event of a spill. CGA specializes in onsite control and cleanup and is on 24-hour alert with equipment currently stored at eight bases along the gulf coast, from South Texas to East Louisiana. The CGA equipment stockpile is available to serve member oil spill response needs and includes open seas skimmers, and shoreline protection boom, communications equipment, dispersants with application systems, wildlife rehabilitation and a forward command center. CGA has retainers with aerial dispersant and mechanical recovery equipment contractors for spill response.

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

Employees

On December 31, 2016, we had 67 full time employees, of which 21 were field personnel. We have been able to attract and retain a talented team of industry professionals that have been successful in achieving significant growth and success in the past. As such, we are well-positioned to adequately manage and develop our existing assets and also to increase our proved reserves and production through exploitation of our existing asset base, as well as the continuing identification, acquisition, and development of new growth opportunities. None of our employees are covered by collective bargaining agreements. We believe our relationship with our employees is good.

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

Corporate Offices

Our corporate offices are located at 717 Texas Avenue in downtown Houston, Texas, under a lease that expires March 31, 2019. Rent, including parking, related to this office space for the year ended December 31, 2016 was approximately $2.3 million. Beginning in January 2017, a portion of our space in the building is being subleased through the lease expiration date for $0.5 million annually.

Code of Ethics

In January 2014, our board of directors adopted our current Code of Business Conduct and Ethics ("Code of Conduct") which applies to all directors, officers and employees of the Company. Our Code of Conduct is available on the Company's website at www.contango.com. Any shareholder who so requests may obtain a copy of the Code of Conduct by submitting a request to the Company's corporate secretary at the address on the cover of this Form 10-K. Changes in and waivers to the Code of Conduct for the Company's directors, chief executive officer and certain senior financial officers will be posted on the Company's website within five business days and maintained for at least 12 months. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Report on Form 10-K.

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

Seasonal Nature of Business

The demand for oil and natural gas fluctuates depending on the time of year. Seasonal anomalies such as mild winters or cooler summers sometimes lessen this fluctuation. In addition, pipelines, utilities, local distribution companies, and industrial end users utilize oil and natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can also lessen seasonal demand.

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

Our revenues, profitability and future growth depend significantly on natural gas and crude oil prices. Natural gas and crude oil prices remained low through 2016 and have continued to remain low through 2017 to date. The markets for these commodities are volatile and prices received affect the amount of future cash flow available for capital expenditures and repayment of indebtedness and our ability to raise additional capital. Lower prices also affect the amount of natural gas and oil that we can economically produce. Factors that can cause price fluctuations include:

•	Overall economic conditions, domestic and global.
•	The domestic and foreign supply of natural gas and oil.
•	The level of consumer product demand.
•	Adverse weather conditions and natural disasters.
•	The price and availability of competitive fuels such as LNG, heating oil and coal.
•	Political conditions in the Middle East and other natural gas and oil producing regions.
•	The ability of the members of the Organization of Petroleum Exporting Countries and other oil exporting nations to agree to and maintain oil price and production controls.
•	The level of LNG imports and any LNG exports.
•	Domestic and foreign governmental regulations.
•	Special taxes on production.

•	Access to pipelines and gas processing plants.
•	The loss of tax credits and deductions.

A substantial or extended decline in natural gas and oil prices could have a material adverse effect on our access to capital and the quantities of natural gas and oil that may be economically produced by us. The Company may utilize financial derivative contracts, such as swaps, costless collars and puts on commodity prices, to reduce exposure to potential declines in commodity prices, however, these derivative contracts may not be sufficient to mitigate the effect of lower commodity prices.

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

If our revenues decrease as a result of lower crude oil, natural gas and natural gas liquids prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels, to further develop and exploit our current properties, or to conduct exploratory activity. In order to fund our capital expenditures, we may need to seek additional financing. Our credit agreements contain covenants restricting our ability to incur additional indebtedness without the consent of the lenders. Our lenders may withhold this consent in their sole discretion. In addition, if our borrowing base redetermination results in a lower borrowing base under our senior secured revolving credit agreement, we may be unable to obtain financing otherwise currently available under our senior secured revolving credit agreement. As part of the regular redetermination schedule, the borrowing base on our revolving credit agreement was redetermined at $140 million effective October 28, 2016 and through May 01, 2017. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity.”

In addition, our ability to comply with the financial and other restrictive covenants in our indebtedness is uncertain and will be affected by our future performance and events or circumstances beyond our control.  Failure to comply with these covenants could result in an event of default under such indebtedness and the potential foreclosure on the collateral securing such debt, and could cause a cross-default under any of our other outstanding indebtedness.

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

We rely on third-party contract operators to drill, complete and manage some of our wells, production platforms, pipelines and processing facilities and, as a result, we have limited control over the daily operations of such equipment and facilities.

We depend upon the services of third-party operators to operate drilling rigs, completion operations, offshore production platforms, pipelines, gas processing facilities and the infrastructure required to produce and market our natural gas, condensate and oil. We have limited influence over the conduct of operations by third-party operators. As a result, we have little control over how frequently and how long our operations are down or our production is shut-in when problems, weather and other production shut-ins occur. Poor performance on the part of, or errors or accidents attributable to, the operator of a project in which we participate may have an adverse effect on our results of operations and financial condition.

Failure of our working interest partners to fund their share of development costs could result in the delay or cancellation of future projects, which could have a materially adverse effect on our financial condition and results of operations.

Natural gas and crude oil prices remained low through 2016, and have continued to remain low through 2017 to date. An extended or more severe downturn could have material adverse effects on the liquidity of our working interest partners.  Our working interest partners must be able to fund their share of investment costs through cash flow from operations, external credit facilities, or other sources.  If our partners are not able to fund their share of costs, it could result in the delay or cancellation of future projects, resulting in a reduction of our reserves and production, which could have a materially adverse effect on our financial condition and results of operations.

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

Approximately 15% of our total estimated proved reserves at December 31, 2016 were proved undeveloped reserves. The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.

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

You should not assume that the present value of future net revenues from our proved reserves referred to in this report is the current market value of our estimated crude oil, natural gas and natural gas liquids reserves. In accordance with the requirements of the SEC, the estimated discounted future net cash flows from our proved reserves are based on prices and costs on the date of the estimate, held flat for the life of the properties. Actual future prices and costs may differ materially from those used in the present value estimate. The present value of future net revenues from our proved reserves as of December 31, 2016 was based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period January through December 2016. For our condensate and natural gas liquids, the average West Texas Intermediate (Cushing) posted price was $42.75 per barrel for offshore volumes and the average West Texas Intermediate (Plains) posted price was $39.25 per barrel for onshore volumes. For our natural gas, the average Henry Hub spot price was $2.49 per MMBtu for offshore volumes and the average Henry Hub spot price was $2.481 per MMBtu for onshore volumes. Assuming strip pricing as of March 1, 2017 through 2021 and keeping pricing flat thereafter, instead of 2016 SEC pricing, while leaving all other parameters unchanged, the Company’s proved reserves would have been 171.9 Bcfe and the PV-10 value of proved reserves would have been $249.2 million. Any adjustments to the estimates of proved reserves or decreases in the price of crude oil or natural gas may decrease the value of our common stock. A reconciliation of our Standardized Measure to PV‑10 is provided under "Item 2. Properties – PV-10".

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

•	loss of drilling fluid circulation;
•	title problems;
•	facility or equipment malfunctions;
•	unexpected operational events;
•	shortages of skilled personnel;
•	shortages or delivery delays of equipment and services or of water used in hydraulic fracturing activities;
•	compliance with environmental and other regulatory requirements;
•	shareholder activism and activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas so as to minimize emissions of GHGs;
•	natural disasters; and
•	adverse weather conditions.

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

The potential lack of availability of, or cost of, drilling rigs, equipment, supplies, personnel and crude oil field services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget.

When the prices of crude oil, natural gas and natural gas liquids increase, or the demand for equipment and services is greater than the supply in certain areas, such as the Southern Delaware Basin, we typically encounter an increase in the cost of securing drilling rigs, equipment and supplies. In addition, larger producers may be more likely to secure access to such equipment by offering more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, our ability to convert our reserves into cash flow could be delayed and the cost of producing those reserves could increase significantly, which would adversely affect our results of operations and financial condition.

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

Our production may be significantly higher or lower than we estimate at the time we enter into hedging transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the nominal amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution of our liquidity. As a result of these factors, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows.

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

If prices remain at current levels or decline further, we will likely incur further impairment of proved properties.

If management’s estimates of the recoverable proved reserves on a property are revised downward or if oil and/or natural gas prices decline further in 2017, we will likely be required to record further non-cash impairment write-downs in the future, which would result in a negative impact to our financial results. Furthermore, any sustained decline in oil and/or natural gas prices may require us to make further impairments. We review our proved oil and gas properties for impairment on a depletable unit basis when circumstances suggest there is a need for such a review. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future oil and natural gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon our independent reservoir engineers’ estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions. For each property determined to be impaired, we recognize an impairment loss equal to the difference between the estimated fair value and the carrying value of the property on a depletable unit basis.

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

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and may continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of greenhouse gases (“GHGs”). While no comprehensive climate change legislation has been implemented to date at the federal level, the EPA and states and groupings of states have considered or pursued cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources.  In particular, the EPA adopted regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically will be established by the states. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from specified sources in the United States, including, among others, certain oil and natural gas production facilities, which includes certain of our operations.

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations.  In June 2016, the EPA published regulations that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions.  In November 2016, the EPA began seeking additional information on methane emissions from existing facilities and operations in the oil and natural gas sector that could be developed into federal guidelines that states must consider in developing their own rules for regulating sources within their borders.  Moreover, in December 2015, the United States joined other countries of the United Nations in preparing an agreement requiring member countries to review and establish goals for limiting GHG emissions.  This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions but, rather, includes pledges to voluntarily limit or reduce future emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future international, federal or state laws or regulations that impose reporting obligations on us with respect to, or require the elimination of GHG emissions from, our equipment or operations could require us to incur increased operating costs and could adversely affect demand for the oil and natural gas we produce.  Moreover, such new legislation or regulatory programs could also increase the cost to the consumer, which could reduce the demand for the oil and natural gas we produce and lower the value of our reserves.

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations. At this time, we have not developed a comprehensive plan to address the legal, economic, social or physical impacts of climate change on our operations.

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
•

Environmental hazards such as natural gas leaks, oil spills, pipeline and tank ruptures or unauthorized discharges of brine, toxic gases, well stimulation and completion fluids, or other pollutants into the surface and subsurface environment.

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

Certain U.S. federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated as a result of future legislation.

In past years, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including to certain key U.S. federal income tax provisions currently available to oil and gas companies.  Such legislative changes have included, but not been limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures.  Congress could consider, and could include, some or all of these proposals as part of tax reform legislation, to accompany lower federal income tax rates.  Moreover, other more general features of tax reform legislation, including changes to cost recovery rules and to the deductibility of interest expense, may be developed that also would change the taxation of oil and gas companies.  It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect.  The passage of any legislation as a result of these proposals or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that currently are available with respect to oil and gas development, or increase costs, and any such changes could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

Under these laws and regulations, we could be liable for personal injury and clean-up costs and other environmental natural resource and property damages. We maintain insurance coverage for sudden and accidental environmental damages; however, it is possible that coverage might not be sufficient in a catastrophic event. Accordingly, we may be subject to liability, or we may be required to cease production from properties in the event of environmental damages. The trend in environmental laws and regulations is to place more stringent restrictions and limitations on activities that may affect the environment.  For example, in October 2015, the EPA issued a final rule lowering the National Ambient Air Quality Standard for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. The EPA is required to make attainment and non-attainment designations for specific geographic locations under the revised standards by October 1, 2017 and states are expected to implement regulations, which may be more stringent than required under federal law. Compliance with this final rule could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital or operating expenditures. In another example, the EPA issued a final rule in May 2015 that attempts to clarify the federal jurisdictional reach over waters of the United States but this rule has been stayed nationwide by the U.S. Sixth Circuit Court of Appeals as that appellate court and numerous district courts ponder lawsuits opposing implementation of the rule. In January 2017, the United States Supreme Court accepted review of the rule to determine whether jurisdiction rests with the federal district or appellate courts. Litigation surrounding this rule is ongoing.  To the extent the rule expands the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.  Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, we can provided no assurance that our future compliance with existing laws and regulations, these recently adopted rulemakings, or any new or amended legal requirements will not have a material adverse effect on our business, financial condition and results of operations.

An accidental release of pollutants into the environment may cause us to incur significant costs and liabilities.

We may incur significant environmental costs liabilities in our business as a result of our handling of petroleum hydrocarbons and wastes, because of air emissions and waste water discharges related to our operations, and due to historical industry operations and waste disposal practices.  We currently own, operate or lease numerous properties that for many years have been used for the exploration and production of crude oil and natural gas.  Many of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons or wastes was not under our control. For example, an accidental release resulting from the drilling of a well, could subject us to substantial liabilities arising from environmental cleanup, restoration costs and natural resource damages, claims made by neighboring landowners and other third parties for personal injury and property and natural resource damages as well as monetary fines or penalties for related violations of environmental laws or regulations. Moreover, certain environmental statutes impose strict, joint and several liability for these costs and liabilities without regard to fault or the legality of our conduct.  Under these environmental laws and regulations, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging or other decommissioning activities to prevent future contamination.  We may not be able to recover some or any of these costs from insurance.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities, could result in increased costs, additional operating restrictions or delays, and adversely affect our production.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, or similar state agencies, but several federal agencies have asserted regulatory authority or pursued investigations over certain aspects of the process. For example, in February 2014, the EPA asserted regulatory authority pursuant to the SDWA Underground Injection Control program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities.  Also, beginning in 2012, the EPA issued a series of regulations under the Clean Air Act that include New Source Performance Standards for completions of hydraulically fractured natural gas wells and certain other plants and equipment and, more recently, in June 2016, new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified and reconstructed equipment and processes in the oil and natural gas source category.  The BLM published a final rule in March 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands, which rule was struck down by a federal judge in June 2016 but that decision is currently being appealed by the federal government.  Also, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances, including as a result of water withdrawals for fracturing in times or areas of low water availability or due to surface spills during the management of fracturing fluids, chemicals or produced water.

Moreover, from time to time, Congress has considered, but not enacted, legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. In addition, certain states, including Texas and Wyoming, where we conduct operations, have adopted and other states are considering adopting legal requirements that could impose new or more stringent permitting, public disclosure, and well construction requirements on hydraulic fracturing activities. States could elect to prohibit high volume hydraulic fracturing altogether, following the approach of the State of New York in 2015. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we currently or in the future plan to operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from drilling wells.

We may be subject to additional supplemental bonding under the BOEM financial assurance requirements.

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

The BOEM continues to consider the adoption or enforcement of more stringent financial assurance regulatory initiatives that could result in additional costs, delays, restrictions, or obligations with respect to oil and natural gas exploration and production operations conducted offshore on the federal OCS. In particular, on July 14, 2016, the BOEM issued an updated NTL bolstering the financial assurance requirements that offshore lessees on the OCS, including the Gulf of Mexico, must satisfy with respect to their decommissioning liabilities. This revised policy became effective on September 12, 2016. If the BOEM determines under this revised NTL that a company does not satisfy the minimum requirements to qualify for providing self-insurance to meet its decommissioning and other obligations, that company will be required to post additional financial security as assurance. If we fail to comply with the current or future orders of the BOEM to provide additional surety bonds or other financial assurances, the BOEM could commence enforcement proceedings or take other remedial action, including assessing civil penalties, ordering suspension of operations or production, or initiating procedures to cancel leases, which, if upheld, would have a material adverse effect on our business, properties, results of operations and financial condition. Moreover, under existing BOEM rules relating to assignment of offshore leases and other legal interests on the OCS, assignors of such interest may be held jointly and severally liable for decommissioning obligations at those OCS facilities existing at the time the assignment was approved by the BOEM, in the event that the assignee is unable or unwilling to conduct required decommissioning. In the event that we, in the role of assignor, receive orders from the BOEM to decommission OCS facilities that one of our assignees of offshore facilities is unwilling or unable to perform, we could incur costs to perform those decommissioning obligations, which costs could be material.

The BSEE has implemented much more stringent controls and reporting requirements that if not followed, could result in significant monetary penalties or a shut-in of all or a portion of our Gulf of Mexico operations.

The BSEE is the federal agency responsible for overseeing the safe and environmentally responsible development of energy and mineral resources on the OCS. The agency is responsible for leading the most aggressive and comprehensive reforms to offshore oil and natural gas regulation and oversight in U.S. history. Their reforms have tightened requirements for everything from well and blowout preventer design and workplace safety to corporate accountability.

Additionally, the Outer Continental Shelf Lands Act authorizes and requires the BSEE to provide for both an annual scheduled inspection and a periodic unscheduled (unannounced) inspection of all oil and natural gas operations on the OCS. In addition to examining all safety equipment designed to prevent blowouts, fires, spills, or other major accidents, the inspections focus on pollution, drilling operations, completions, workovers, production, and pipeline safety. Upon detecting a violation, the inspector issues an Incident of Noncompliance ("INC") to the operator and uses one of two main enforcement actions (warning or shut-in), depending on the severity of the violation. If the violation is not severe or threatening, a warning INC is issued. The warning INC must be corrected within a reasonable amount of time specified on the INC. The shut-in INC may be for a single component (a portion of the facility) or the entire facility. The violation must be corrected before the operator is allowed to resume the activity in question.

In addition to the enforcement actions specified above, the BSEE can assess a civil penalty of up to approximately $40,000 per violation per day if: (i) the operator fails to correct the violation in the reasonable amount of time specified on the INC; or (ii) the violation resulted in a threat of serious harm or damage to human life or the environment. Operators with excessive INCs may be required to cease operations in the Gulf of Mexico.

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

Cybersecurity breaches and information technology failures could harm our business by increasing our costs and negatively impacting our operations.

We rely extensively on information technology systems, including Internet sites, computer software, data hosting facilities and other hardware and platforms, some of which are hosted by third parties, to assist in conducting our business. Our information technology systems, as well as those of third parties we use in our operations, may be vulnerable to a variety of evolving cybersecurity risks, such as those involving unauthorized access, malicious software, data privacy breaches by employees or others with authorized access, cyber or phishing-attacks, ransomware and other security issues.

Although we have implemented information technology controls and systems that are designed to protect information and mitigate the risk of data loss and other cybersecurity risks, such measures cannot entirely eliminate cybersecurity threats, and the enhanced controls we have installed may be breached. If our information technology systems cease to function properly or our cybersecurity is breached, we could suffer disruptions to our normal operations which may include drilling, completion, production and corporate functions. A cyber attack involving our information systems and related infrastructure, or that of our business associates, could negatively impact our operations in a variety of ways, including but not limited to, the following:

•

Unauthorized access to seismic data, reserves information, strategic information, or other sensitive or proprietary information could have a negative impact on our ability to compete for oil and gas resources;

•	Data corruption, communication interruption, or other operational disruption during drilling activities could result in failure to reach the intended target or a drilling incident;

•	Data corruption or operational disruptions of production-related infrastructure could result in a loss of production, or accidental discharge;

•	A cyber attack on a vendor or service provider could result in supply chain disruptions which could delay or halt our major development projects;

•	A cyber attack on third party gathering, pipeline, or rail transportation systems could delay or prevent us from transporting and marketing our production, resulting in a loss of revenues;

•

A cyber attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing us from marketing our production or engaging in hedging activities, resulting in a loss of revenues;

•

A cyber attack which halts activities at a power generation facility or refinery using natural gas as feed stock could have a significant impact on the natural gas market, resulting in reduced demand for our production, lower natural gas prices, and reduced revenues;

•	A cyber attack on a communications network or power grid could cause operational disruption resulting in loss of revenues;

•	A deliberate corruption of our financial or operating data could result in events of non-compliance which could then lead to regulatory fines or penalties; and

•

A cyber attack resulting in the loss or disclosure of, or damage to, our or any of our customer’s or supplier’s data or confidential information could harm our business by damaging our reputation, subjecting us to potential financial or legal liability, and requiring us to incur significant costs, including costs to repair or restore our systems and data or to take other remedial steps.

All of the above could negatively impact our operational and financial results. Additionally, certain cyber incidents, such as surveillance, may remain undetected for an extended period. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

Average natural gas and crude oil prices declined dramatically during 2015 and have declined even further through 2016. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This decline in commodity prices and stock market volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price.

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

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

Our board of directors is authorized, without further stockholder action, to issue preferred stock in one or more series and to designate the dividend rate, voting rights and other rights, preferences and restrictions of each such series. We are authorized to issue up to five million shares of preferred stock. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

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

As of December 31, 2016, we had 111,905 stock options outstanding to purchase shares of our common stock outstanding, all of which were fully vested.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2016, we operated all of our offshore wells, with an average working interest of 59%, and operated 54% of our onshore wells with an average working interest of 74%. As of December 31, 2016, our properties were located in the following regions: Offshore Gulf of Mexico, Southeast Texas, South Texas, West Texas and Other.

Development, Exploration and Acquisition Expenditures

The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties, exploration costs incurred in the search for new reserves from unproved properties and costs incurred in the development of those properties for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Property acquisition costs:
Unproved	$29,767	$11,453	$22,087
Proved	—	—	—
Exploration costs	9,126	29,477	49,680
Development costs	1,890	20,120	120,630
Total costs	$40,783	$61,050	$192,397

Included in unproved property acquisition costs for the year ended December 31, 2016, is $27.0 million related to our acquisition of unproved property in the Southern Delaware Basin.

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

The following table presents information regarding our share of the net costs incurred by Exaro in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Property acquisition costs	$—	$—	$—
Exploration costs	—	—	—
Development costs	395	4,503	30,288
Total costs incurred	$395	$4,503	$30,288

Drilling Activity

The following tables show our exploratory and developmental drilling activity for the periods indicated. In the tables, “gross” wells refer to wells in which we have a working interest, and “net” wells refer to gross wells multiplied by our working interest in such wells.

	Year Ended December 31,
	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive (onshore)	1	0.8	5	2.9	3	1.3
Productive (offshore)	—	—	—	—	—	—
Non-productive (onshore)	—	—	1	0.8	1	0.6
Non-productive (offshore)	—	—	—	—	1	1.0
Total	1	0.8	6	3.7	5	2.9

Included in productive (onshore) exploratory wells for the year ended December 31, 2016, is one well completed on our Weston County, Wyoming.

	Year Ended December 31,
	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive (onshore)	—	—	9	5.3	24	13.1
Productive (offshore)	—	—	—	—	—	—
Non-productive (onshore)	—	—	—	—	1	0.7
Non-productive (offshore)	—	—	—	—	—	—
Total	—	—	9	5.3	25	13.8

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

The following table shows the approximate developed and undeveloped acreage that we have an interest in, by region, at December 31, 2016.

	Developed Acreage (1)		Undeveloped Acreage (1)
	Gross	Net (2)	Gross	Net (2)
Offshore GOM	9,618	6,828	—	—
Southeast Texas	24,933	15,065	8,293	4,937
South Texas	90,197	45,265	60,082	31,565
West Texas	1,284	452	16,382	5,798
Other (3)	8,750	5,406	68,872	46,460
Total	134,782	73,016	153,629	88,760

(1)	Excludes any interest in acreage in which we have no working interest before payout or before initial production.
(2)	Net acres represent the number of acres attributable to our proportionate working interest in a lease (e.g., a 50% working interest in a lease covering 320 acres is equivalent to 160 net acres).
(3)	Other includes acreage in Louisiana, Mississippi, Wyoming, North Texas, and East Texas.

Some of our offshore and onshore leases will expire over the next three years as follows, unless we establish production or take action to extend the terms of these leases:

	Year ending December 31,
	2017		2018		2019
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Offshore GOM	—	—	—	—	—	—
Southeast Texas	1,429	1,273	328	245	272	264
South Texas	31,521	15,881	3,618	1,809	100	50
West Texas	536	268	3,454	1,727	4,595	2,294
Other (1)	7,456	5,966	14,282	10,116	7,880	6,039
Total	40,942	23,388	21,682	13,897	12,847	8,647

(1)	Relates primarily to our acreage position in North Texas and Wyoming.

Production, Price and Cost History

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Productive Wells

Productive wells are producing wells and wells capable of producing commercial quantities. Completed but marginally producing wells are not considered here as a “productive” well. The following table sets forth the number of gross and net productive natural gas and oil wells in which we owned an interest as of December 31, 2016:

	Natural Gas Wells		Oil Wells
	Gross Wells (1)	Net Wells (2)	Gross Wells (1)	Net Wells (2)
Offshore GOM	10	6.0	—	—
Southeast Texas	35	20.7	43	24.5
South Texas	212	113.2	48	22.3
Other	26	5.6	12	4.6
Total	283	145.5	103	51.4

(1)	A gross well is a well in which we own an interest.
(2)	The number of net wells is the sum of our fractional working interests owned in gross wells.

Natural Gas and Oil Reserves

Estimates of proved reserves and future net revenue as of December 31, 2016, 2015 and 2014 were prepared by NSAI and Cobb, our independent petroleum engineering firms in accordance with the definitions and regulations of the SEC. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers and geoscientists that meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers (“SPE”). Approximately 61% and 39% of the proved reserves estimates shown herein at December 31, 2016 have been independently prepared by Cobb and NSAI, respectively. Cobb prepared the proved reserves estimates as of December 31, 2016, 2015 and 2014 for all of our offshore properties and NSAI prepared the proved reserves estimates as of December 31, 2016, 2015 and 2014 for our onshore properties.

The technical individual at NSAI responsible for the preparation of our reserve estimates as of December 31, 2016, 2015, and 2014 has over 15 years of experience in the estimation and evaluation of reserves; is a licensed professional engineer in the state of Texas; and holds a Bachelor of Science Degree in Petroleum Engineering from the University of Tulsa. The technical individual at Cobb responsible for overseeing the preparation of our reserve estimates as of December 31, 2016, 2015, and 2014 has 40 years of experience in the estimation and evaluation of reserves; is a registered professional engineer in the state of Texas; holds a Bachelor of Science Degree in Petroleum Engineering from Texas A&M University; is a member of the SPE; and is a member of the Society of Petroleum Evaluation Engineers.

The estimates of proved reserves and future net revenue as of December 31, 2016, 2015 and 2014 were reviewed by our corporate reservoir engineering department that is independent of the operations department. The corporate reservoir engineering department interacts with geoscience, operating, accounting, and marketing departments to review the integrity, accuracy and timeliness of the data, methods, and assumptions used in the preparation of the reserves estimates. All relevant data is compiled in a computer database application to which only authorized personnel are given access rights. Our Senior Vice President - Engineering is the person primarily responsible for overseeing the preparation of our internal reserve estimates and for reviewing any reserves estimates prepared by our independent petroleum engineering firms. Our Senior Vice President - Engineering has a Bachelor of Science degree in Petroleum Engineering from the University of Texas and over 40 years of industry experience with positions of increasing responsibility. He reports directly to our President and Chief Executive Officer. Reserves are also reviewed internally with senior management and presented to our board of directors in summary form on a quarterly basis.

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

The following table reflects our estimated proved reserves as of the dates indicated:

	December 31,
	2016	2015	2014
Crude Oil and Condensate (MBbl) (1)
Developed	2,158	2,869	4,114
Undeveloped	1,266	1,922	4,301
Total	3,424	4,791	8,415
Natural Gas (MMcf) (1)
Developed	95,396	113,952	150,235
Undeveloped	9,657	12,176	29,416
Total	105,053	126,128	179,651
Natural Gas Liquids (MBbl) (1)
Developed	3,509	4,354	5,637
Undeveloped	850	1,040	1,872
Total	4,359	5,394	7,509
Total MMcfe
Developed	129,399	157,288	208,734
Undeveloped	22,351	29,950	66,459
Total (2)	151,750	187,238	275,193
Proved developed reserves percentage	85%	84%	76%
Prices utilized in estimates (3):
Crude oil ($/Bbl)	$38.67	$44.53	$92.89
Natural gas ($/MMBtu)	$2.43	$2.63	$4.38
Natural gas liquids ($/Bbl)	$13.62	$14.41	$33.45

(1)	Excludes reserves attributable to our 37% interest in Exaro.
(2)

During the year ended December 31, 2016, proved reserves decreased by approximately 35.5 Bcfe primarily due to 26.0 Bcfe of production, an 8.3 Bcfe negative revision of reserve estimates and 4.2 Bcfe due to the sale of our Colorado properties, partially offset by 2.5 Bcfe related to positive performance revisions.

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

The following table provides a reconciliation of our Standardized Measure to PV‑10 (in thousands):

	December 31,
	2016	2015
Pre-tax net present value, discounted at 10%	$166,228	$249,406
Future income taxes, discounted at 10%	—	—
Standardized measure of discounted future net cash flows	$166,228	$249,406

The following table reflects our estimated proved reserves by category as of December 31, 2016 (dollars in thousands):

	Crude Oil and	Natural Gas	Natural Gas		% of Total
	Condensate (MBbl)	(MMcf)	Liquids (MBbl)	Total (MMcfe)	Proved	PV - 10
Proved developed producing	1,989	86,107	2,960	115,797	76%	$141,483
Proved developed non-producing	169	9,289	549	13,602	9%	12,524
Proved undeveloped	1,266	9,657	850	22,351	15%	12,221
Total	3,424	105,053	4,359	151,750	100%	$166,228

Our estimated net proved reserves as of December 31, 2016 were approximately 14% crude oil and condensate, 69% natural gas and 17% natural gas liquids.

Proved Developed Reserves

Total proved developed reserves decreased from 157.2 Bcfe at December 31, 2015 to 129.4 Bcfe at December 31, 2016. This decline is primarily due to 26.0 Bcfe of production during the year and a 3.2 Bcfe negative revision of reserves related to the reduction in the economic life of certain properties due to the decrease in commodity prices, partially offset by 2.5 Bcfe related to positive performance revisions.

The following table presents the changes in our total proved developed reserves for the year ended December 31, 2016:

Proved Developed Reserves (Mmcfe)
Proved developed reserves at December 31, 2015	157,288
Revisions of previous estimates (1)	(3,184)
Extensions, discoveries and other additions	375
Purchase of minerals in place	—
Disposition of reserves in place (2)	(1,639)
Production	(25,982)
Positive revisions related to performance	2,541
Proved developed reserves at December 31, 2016	129,399

(1)	Substantially all of the negative revisions related to reduction in economic life of certain reserves due to lower commodity prices.

(2)	Related to the sale of our Colorado properties at year end.

Proved Undeveloped Reserves

Total proved undeveloped reserves (“PUDs”) decreased from 30.0 Bcfe at December 31, 2015 to 22.4 Bcfe at December 31, 2016. As noted in the table below, this decrease was primarily attributable to negative revisions on certain 2015 PUDs that are no longer economical to develop under current commodity pricing and the sale of reserves associated with our Colorado properties.

Future drilling plans and timelines are re-evaluated at the end of each calendar year based on updated reserve reports, current drilling cost estimates and product price forecast. Our development plan prioritizes reserves based on the capital requirements and net present value of potential wells. Generally, our plan is to convert PUDs to developed reserves in an order that is based on their economic importance and impact on production and cash flow, but other factors may be considered such as technical merit, product type, location, and available working interest partners.  The PUD conversion rate in 2016 and 2015 was 0% and 26%, respectively, of the total net present value of the Company’s total PUDs at the beginning of the applicable year.

The Company annually reviews any PUDs to ensure their development within five years from the date of originally adding the reserves. The Company’s financial resources are expected to be sufficient to drill all of the remaining 22.4 Bcfe of proved undeveloped reserves within the five year period. Development costs relating to the 22.4 Bcfe at December 31, 2016 are projected to be approximately $34.1 million over the next five years.

The following table presents the changes in our total proved undeveloped reserves for the year ended December 31, 2016:

Proved Undeveloped Reserves (Mmcfe)
Proved undeveloped reserves at December 31, 2015	29,950
Revisions of previous estimates (1)	(5,086)
Extensions, discoveries and other additions	—
Purchase of minerals in place	—
Disposition of reserves in place (2)	(2,513)
Conversion to proved developed	—
Proved undeveloped reserves at December 31, 2016	22,351

(1)	Substantially all of the negative revisions related to reduction in economic life of certain reserves due to lower commodity prices.
(2)	Related to the sale of our Colorado properties at year end.

Significant Properties

Summary proved reserve information for our properties as of December 31, 2016, by region, is provided below (excluding reserves attributable to our investment in Exaro) (dollars in thousands):

	Proved Reserves
			Natural Gas Liquids
Regions	Crude Oil (MBbl)	Natural Gas (MMcf)	(MBbl)	Total (Mmcfe)	PV - 10 (1)
Offshore GOM	454	76,018	2,241	92,190	$112,677
Southeast Texas	1,403	10,815	1,067	25,633	28,787
South Texas	1,399	17,809	1,042	32,453	22,566
Other	168	411	9	1,474	2,198
Total	3,424	105,053	4,359	151,750	$166,228

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

Reserves Attributable to our Investment in Exaro

Estimates of proved reserves and future net revenue as of December 31, 2016 and 2015 associated with our investment in Exaro, which we account for using the equity method, were prepared by Von Gonten in accordance with the definitions and regulations of the SEC. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers and geoscientists that meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the SPE.

Reserves as of December 31, 2016 and 2015 were reviewed by our corporate reservoir engineering department as described above. The technical individual at Von Gonten responsible for overseeing the preparation of our reserve estimates as of December 31, 2016 and December 31, 2015 has over 16 years of practical experience in the estimation and evaluation of reserves; is a registered professional engineer in the state of Texas; holds a Bachelor of Science Degree in Petroleum Engineering from Texas A&M University; and is a member in good standing of the SPE.

The following table reflects the estimated proved reserves attributable to our Investment in Exaro:

	December 31, 2016	December 31, 2015	December 31, 2014
Crude Oil (MBbl)
Developed	360	442	529
Undeveloped	—	—	262
Total	360	442	791
Natural Gas (MMcf)
Developed	30,441	36,074	45,127
Undeveloped	—	—	20,285
Total	30,441	36,074	65,412
Total MMcfe
Developed	32,600	38,724	48,301
Undeveloped	—	—	21,857
Total (3)	32,600	38,724	70,158
Proved developed reserves percentage	100%	100%	69%
Standardized measure (1)	$19,778	$31,298	$100,607
Prices utilized in estimates (2)
Crude oil ($/Bbl)	$39.60	$44.28	$85.46
Natural gas ($/MMBtu)	$2.44	$2.71	$4.96

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

(3)

During the year ended December 31, 2016, the decrease in Exaro’s proved reserves attributable to our Investment in Exaro was approximately 6.1 Bcfe. This decrease was attributable primarily to the impact of the significant reduction in capital spending in response to the low and uncertain commodity price environment.

Prior Year Reserves

Our estimated net proved natural gas, oil and natural gas liquids reserves as of December 31, 2015, 2014 and 2013 are disclosed in “Item 8. Financial Statements and Supplementary Data – Supplemental Oil and Gas Disclosures (Unaudited)”. Reserves as of December 31, 2015, 2014 and 2013 were based on reserve reports generated by NSAI and Cobb, while the reserves associated with our 37% investment in Exaro were prepared by Von Gonten.

Item 3. Legal Proceedings

From time to time, the Company is involved in legal proceedings relating to claims associated with its properties, operations or business or arising from disputes with vendors in the normal course of business, including the material matters discussed below.

In July 2010, several parties associated with a limited partnership, formed to invest in oil and gas properties, that was dissolved in 1995 filed suit against a subsidiary of the Company and several co-defendants in the district court for Madison County in Texas. The plaintiffs claim to own or have rights in certain oil and gas properties situated in Madison County, Texas by virtue of the partnership having interests in addition to those it held of record at the time of its dissolution, which were distributed to the partners in connection with such dissolution. A predecessor of the subsidiary of the Company involved in this case acquired a portion of the interests now claimed by the plaintiffs from a successor to the general partner of the aforementioned partnership in 2000.  The plaintiffs’ expert has provided a range of estimated monetary damages of up to approximately $9.4 million as to the Company’s subsidiary. The Company is vigorously defending this lawsuit and believes it has meritorious defenses.

In November 2010, a subsidiary of the Company, several predecessor operators and several product purchasers were named in a lawsuit filed in the District Court for Lavaca County in Texas by an entity alleging that it owns a working interest in two wells that has not been recognized by the Company or by predecessor operators to which the Company had granted indemnification rights. In dispute is whether ownership rights were transferred through a number of decade-old poorly documented transactions. Based on prior summary judgments, the trial court has entered a final judgment in the case in favor of the plaintiffs for approximately $5.3 million, plus post-judgment interest. The Company is vigorously defending this lawsuit, believes it has meritorious defenses and is appealing the trial court’s decision to the applicable state Court of Appeals.

In September 2012, a subsidiary of the Company was named as defendant in a lawsuit filed in district court for Harris County in Texas involving a title dispute over a 1/16th mineral interest in the producing intervals of certain wells operated by the Company in the Catherine Henderson “A” Unit in Liberty County in Texas. This case was subsequently transferred to the district court for Liberty County, Texas and combined with a suit filed by other parties against the plaintiff claiming ownership of the disputed interest. The plaintiff has alleged that, based on its interpretation of a series of 1972 deeds, it owns an additional 1/16th unleased mineral interest in the producing intervals of these wells on which it has not been paid (this claimed interest is in addition to a 1/16th unleased mineral interest on which it has been paid). The Company has made royalty payments with respect to the disputed interest in reliance, in part, upon leases obtained from successors to the grantors under the aforementioned deeds, who claim to have retained the disputed mineral interests thereunder. The plaintiff previously alleged damages of approximately $10.7 million although the plaintiff’s claim increases as additional hydrocarbons are produced from the subject wells. The trial court has entered judgment in favor of the Company’s subsidiary and the successors to the grantors under the aforementioned deeds. The plaintiff is appealing the trial court’s decision to the applicable state Court of Appeals. The Company is vigorously defending this lawsuit and believes that it has meritorious defenses. The Company believes if this matter were to be determined adversely, amounts owed to the plaintiff could be partially offset by recoupment rights the Company may have against other working interest and/or royalty interest owners in the unit.

Mineral interest owners in South Louisiana filed suit against a subsidiary of the Company and several co-defendants in April 2013 in the 31st Judicial District Court situated in Jefferson Davis Parish, Louisiana alleging failure to act as a reasonably prudent operator, failure to explore, waste, breach of contract, etc. in connection with two wells located in Jefferson Davis Parish. The parties reached a settlement on terms favorable to the Company and its co-defendants in late 2016 and this case has been dismissed.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NYSE MKT under the symbol “MCF”. The table below shows the high and low sales prices per share of our common stock for the periods indicated.

	High	Low
Year Ended December 31, 2016
Quarter Ended March 31, 2016	$12.84	$3.68
Quarter Ended June 30, 2016	$14.14	$10.52
Quarter Ended September 30, 2016	$12.85	$8.25
Quarter Ended December 31, 2016	$11.98	$7.43
Year Ended December 31, 2015
Quarter Ended March 31, 2015	$33.17	$20.25
Quarter Ended June 30, 2015	$25.41	$11.32
Quarter Ended September 30, 2015	$12.34	$6.60
Quarter Ended December 31, 2015	$10.46	$5.73

From the period from January 1, 2017 to March 9, 2017, our common stock traded at prices between $6.30 and $10.15 per share. During the quarter ended September 30, 2016, we completed an underwritten public offering of 5,360,000 shares for net proceeds of approximately $50.5 million.

General

The following descriptions are summaries of material terms of our common stock, preferred stock, certificate of incorporation and bylaws. This summary is qualified by reference to our certificate of incorporation, bylaws and the designations of our preferred stock, which are filed as exhibits to this report on Form 10-K, and by the provisions of applicable law.

Common Stock

We are authorized to issue up to 50 million shares of common stock. As of March 9, 2017, there were approximately 30.6 million shares of common stock issued and 25.2 million shares of common stock outstanding held by approximately 121 registered shareholders.

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

Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the board of directors out of funds legally available. Therefore, any decision to pay future dividends on our common stock will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements and other factors our board of directors may deem relevant. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, as we currently intend to retain all future earnings to fund the development and growth of our business. Our credit facility with Royal Bank of Canada and other lenders currently restricts our ability to pay cash dividends on our common stock, and we may also enter into credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock.

Preferred Stock

Our board of directors is authorized, without further stockholder action, to issue preferred stock in one or more series and to designate the dividend rate, voting rights and other rights, preferences and restrictions of each such series. We are authorized to issue up to five million shares of preferred stock. No preferred stock was outstanding at December  31, 2016.

Share-Based Compensation

The following table sets forth information about our equity compensation plans at December 31, 2016:

	Number of
	securities to be issued upon	Weighted-average	Number of securities remaining
	exercise of outstanding	exercise price of	available for future issuance
Plan Category	options	outstanding options	under equity compensation plans
Amended and Restated 2009 Incentive Compensation Plan - approved by security holders	—	$—	323,172	*
2005 Stock Incentive Plan ("Crimson Plan")	111,905	$55.53	—

* Excludes 291,199 Performance Stock Units granted in October and November 2016.

Amended and Restated 2009 Incentive Compensation Plan

On September 15, 2009, the Company’s board of directors (the “Board”) adopted the Contango Oil & Gas Company Equity Compensation Plan (the “Original 2009 Plan”), which was approved by shareholders on November 19, 2009. On April 10, 2014, the Board amended and restated the Original 2009 Plan through the adoption of the Contango Oil & Gas Company Amended and Restated 2009 Incentive Compensation Plan (the “2009 Plan”), which was approved by shareholders on May 20, 2014. The 2009 Plan provides for both cash awards and equity awards (such as restricted stock, performance stock units and options) to officers, directors, employees and consultants of the Company. Awards made under the 2009 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board.

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

The CIBP awards will be paid in cash while the LTIP awards will consist of restricted common stock and/or stock options that typically vest over three or four years. The number of shares of restricted common stock and the number of shares underlying the stock options granted will be determined based upon the fair market value of the common stock on the date of the grant.

Restricted Stock Awards

During the year ended December 31, 2016, the Company granted 580,141 restricted stock awards under the 2009 Plan to officers, employees and directors of the Company pursuant to the LTIP, while 17,864 restricted shares were forfeited by former employees and are available to be reissued. During the year ended December 31, 2015, 270,091 restricted stock awards were granted under the 2009 Plan to officers, employees and directors of the Company pursuant to the LTIP, while 12,534 restricted shares were forfeited by former employees and are available to be reissued. During the year ended December 31, 2014, 26,386 restricted stock awards were granted under the 2009 Plan to officers, employees and directors of the Company pursuant to the LTIP, while 7,230 restricted shares were forfeited by former employees and are available to be reissued. As of December 31, 2016, there were 628,830 shares of unvested restricted stock outstanding.

Performance Stock Units

In October 2016, the Company issued 285,800 Performance Stock Units (“PSUs”) to all employees as part of its LTIP, at a fair value of $16.32 per unit, as determined using the Monte Carlo simulation method.  In November 2016, the Company issued an additional 6,699 PSUs to new employees, at a fair value of $13.06 per unit.  PSUs represent a contractual right to receive shares of the Company's common stock. The settlement of PSUs may range from 0% to 200% of the targeted number of PSUs stated in the agreement contingent upon the achievement of certain share price appreciation targets as compared to a peer group index. The PSUs vest and settlement is determined after a three year period.

Compensation expense associated with PSUs is based on the grant date fair value of a single PSU as determined using the Monte Carlo simulation model which utilizes a stochastic process to create a range of potential future outcomes given a variety of inputs. As the Compensation Committee intends to settle the PSUs with shares of the Company's common stock after three years, the PSU awards are accounted for as equity awards and the fair value is calculated on the grant date. The simulation model calculates the payout percentage based on the stock price performance over the performance period. The concluded fair value is based on the average achievement percentage over all the iterations. The resulting fair value expense is amortized over the life of the PSU award.

2005 Stock Incentive Plan

The 2005 Plan was adopted by the Company's Board in conjunction with the Merger with Crimson.  The plan expired on February 25, 2015 and therefore no additional shares are available for grant.

During the year ended December 31, 2016, 1,226 restricted stock awards issued under the 2005 Plan were forfeited by former employees, while 4,556 stock options previously issued were forfeited. During the year ended December 31, 2015, the Company granted 7,030 restricted stock awards under the 2005 Plan to a new employee, while 189 restricted stock awards were forfeited by former employees. Additionally, during the year ended December 31, 2015, 13,473 stock options previously issued were forfeited. During the year ended December 31, 2014, the Company did not issue any shares of restricted common stock under the 2005 Plan, but 7,019 restricted stock awards previously issued were forfeited by former employees, while 1,008 stock options previously issued were forfeited and another 4,165 stock options were exercised. As of December 31, 2016, there were 9,328 shares of restricted stock outstanding and  111,905 stock options vested and exercisable. The exercise price for such options range from $28.96 to $60.33 per share, with an average remaining contractual life of four years.

Share Repurchase Program

In September 2011, the Company’s board of directors approved a $50 million share repurchase program. All shares are to be purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases are subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. In October 2014, the Company amended its revolving credit facility with Royal Bank of Canada to, among other things, allow for share repurchases under certain circumstances. No shares were purchased for the years ended December 31, 2015 and 2016. For the year ended December 31, 2014, we purchased the following shares under the $50 million share repurchase program:

			Total Number of Shares	Approximate Dollar Value
	Total Number of Shares	Average Price Paid	Purchased as Part of	of Shares that may yet
Period	Purchased	Per Share	Publicly Announced Program	be Purchased Under Program
November 2014	205,457	$35.89	403,334	$31.8 million

In addition, the Company repurchased the following shares, outside of the repurchase program, from employees for the payment of withholding taxes due on shares of restricted stock issued under our stock-based compensation plans:

			Total Number of Shares	Approximate Dollar Value
	Total Number of Shares	Average Price Paid	Purchased as Part of	of Shares that may yet
Period	Purchased	Per Share	Publicly Announced Program	be Purchased Under Program
October 2016	7,645	$10.71	n/a	n/a
November 2016	23,901	$9.18	n/a	n/a
December 2016	3,115	$9.58	n/a	n/a

Stock Performance Graph

The following graph compares the yearly percentage change from June 30, 2011 until December 31, 2016 in the cumulative total stockholder return on our common stock to the cumulative total return on the S&P Smallcap 600 Index and a peer group of independent oil & gas exploration companies selected by us.

For the year ended December 31, 2015, the companies in our selected peer group included Resolute Energy, EXCO Resources, Comstock Resources, Sanchez Energy, Abraxas Petroleum and Gastar Exploration (the “2015 Peer Group”).  Due to market capitalization changes caused by the recent low commodity price environment, we have selected a new peer group of companies.  As of December 31, 2016, the companies in our selected peer group included Carrizo Oil & Gas, Matador Resources, Bill Barrett, Denbury Resources, Synergy Resources, Abraxas Petroleum, Sanchez Energy, EP Energy, Halcon Resources, W&T Offshore and Approach Energy (the “2016 Peer Group”).

Our common stock began trading on the NYSE MKT (previously American Stock Exchange) on January 19, 2001 and before that had traded on the Nasdaq over-the-counter Bulletin Board. The graph assumes that a $100 investment was made in our common stock and each index on June 30, 2011, adjusted for stock splits and dividends. The stock performance for our common stock is not necessarily indicative of future performance.

	6/30/2011	6/30/2012	6/30/2013	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Contango Oil & Gas Company	100.00	101.30	60.78	85.10	52.65	11.54	16.82
S&P Smallcap 600	100.00	101.43	126.97	154.42	163.30	160.08	202.59
2015 Peer Group	100.00	51.27	50.59	52.98	20.62	9.61	18.76
2016 Peer Group	100.00	70.33	74.03	77.11	47.39	23.03	31.84

Item 6. Selected Financial Data

On October 1, 2013, the Company's board of directors approved a change in fiscal year end from June 30 to December 31. Unless otherwise noted, all references to "years" in this report refer to the twelve-month period which ends on December 31 of each year. The following selected financial data for the years ended December 31, 2016, 2015 and 2014 have been derived from the audited consolidated financial statements of Contango contained in this Form 10-K. The following selected financial data for the years ended December 31, 2013 and 2012 have been derived from the audited consolidated financial statements of Contango contained in our Form 10-K/A for the applicable fiscal year. The selected consolidated financial data (not including proved reserve information) set forth below is for continuing operations and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes to those consolidated financial statements included elsewhere in this Form 10-K.

Selected financial data for the years ended December 31, 2016, 2015, 2014 and 2013 include results of operations and cash flows of Crimson starting from October 1, 2013, the date of the Merger. Consolidated balance sheet and reserves information as of December 31, 2016, 2015, 2014 and 2013 include the balance sheet and reserves information of Crimson and its subsidiaries adjusted in accordance with the acquisition method of accounting, which requires that assets acquired and liabilities assumed in the Merger be recorded at their fair value at the date of acquisition with the difference between the purchase price and value of assets and liabilities be recorded as goodwill. No goodwill was recognized as a result of the Merger between Contango and Crimson.

Selected financial information for the five years ended December 31, 2016 is as follows (dollars in thousands, except per share amounts):

	Year Ended December 31
	2016	2015	2014	2013	2012

Natural gas and oil sales (1)	$78,183	$116,505	$276,458	$164,121	$145,868
Income (loss) from continuing operations (2)	$(58,029)	$(335,048)	$(21,874)	$41,362	$(907)
Discontinued operations, net of income taxes	—	—	—	—	(29)
Net income (loss) attributable to common stock	$(58,029)	$(335,048)	$(21,874)	$41,362	$(936)
Net income (loss) per share:
Basic
Continuing operations	$(2.71)	$(17.67)	$(1.15)	$2.56	$(0.06)
Discontinued operations	—	—	—	—	(0.00)
Total	$(2.71)	$(17.67)	$(1.15)	$2.56	$(0.06)
Diluted
Continuing operations	$(2.71)	$(17.67)	$(1.15)	$2.56	$(0.06)
Discontinued operations	—	—	—	—	(0.00)
Total	$(2.71)	$(17.67)	$(1.15)	$2.56	$(0.06)
Weighted average shares outstanding:
Basic	21,424	18,965	19,059	16,156	15,295
Diluted	21,424	18,965	19,059	16,158	15,295

	Year Ended December 31
	2016	2015	2014	2013	2012

Working capital (deficit) (3)	$(43,835)	$(18,689)	$(65,975)	$(33,162)	$100,901
Capital expenditures	$38,966	$55,565	$188,529	$62,552	$78,549
Cash dividends (4)	$—	$—	$—	$—	$30,510
Long term debt (5)	$54,354	$115,446	$63,359	$90,000	$—
Shareholders’ equity	$236,405	$237,843	$567,466	$593,050	$403,929
Total assets	$376,514	$416,756	$843,415	$910,304	$561,106
Proved Reserve Data:
Total proved reserves (Mmcfe) (6)	151,750	187,238	275,193	313,866	221,096
Pre-tax net present value (discounted 10%)	$166,228	$249,406	$796,871	$987,213	594,397
Standardized measure (6)	$166,228	$249,406	$648,016	$771,443	388,012

(1)

The decrease in natural gas and oil sales for the year ended December 31, 2016 is attributable to lower commodity prices during the year and lower production resulting from the significant reduction in our capital program. The decrease in natural gas and oil sales for the year ended December 31, 2015 is attributable to the decline in commodity prices during the fourth quarter of 2014 and during 2015, combined with lower production as a result of a reduction in our 2015 drilling program. The increase in natural gas and oil sales for the years ended December 31, 2014 and 2013 are attributable to the Merger with Crimson and new production from our 2013 and 2014 drilling program.

(2)

During the year ended December 31, 2016, we recognized approximately $0.7 million for impairment of proved properties, substantially all of which was directly related to the decline in commodity prices and the resulting impact on estimated future net cash flows from the associated reserves. Additionally, we recognized $6.8 million related to our unproved properties in Fayette and Gonzales counties Texas and $2.9 million related to our unproved acreage in Natrona County, Wyoming.

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

(3)

The increase in the deficit in working capital for the year ended December 31, 2016 was primarily related to our activity in West Texas during the quarter ended December 31, 2016. The decrease in the deficit in working capital during 2015 was a result of the decrease in drilling activity and the satisfaction of trade obligations existing at the beginning of the year, which were attributable to a more active 2014 drilling program. The increase in the working capital deficit for the year ended December 31, 2014 was primarily attributable to the higher trade obligations associated with the drilling program in late 2014 and a decrease in trade receivables associated with the decline in commodity prices during the fourth quarter of 2014. The decrease in working capital for the year ended December 31, 2013, compared to the balance at the end of 2012, was attributable to the utilization of cash on hand at the time of the Merger to retire Crimson debt assumed in the Merger.

(4)	On November 29, 2012, the board of directors declared a one-time special dividend of $2.00 per share of common stock which was paid on December 17, 2012.
(5)	On October 1, 2013, in connection with the Merger, we entered into a revolving credit facility with Royal Bank of Canada and other lenders.
(6)

During the year ended December 31, 2016, our proved reserves decreased by approximately 35.5 Bcfe and our standardized measure decreased by approximately $83.2 million. This decrease is primarily due to 26.0 Bcfe of production, an 8.3 Bcfe negative revision of reserve estimates due to low commodity prices and 4.2 Bcfe due to the sale of our Colorado properties, partially offset by 2.5 Bcfe related to positive performance revisions.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report. On October 1, 2013 the Company's board of directors approved a change in fiscal year end from June 30 to December 31. Unless otherwise noted, all references to "years" in this report refer to the twelve-month period which ends on December 31 of each year. This Form 10-K covers the three year period ended December 31, 2016.

Overview

We are a Houston, Texas based independent oil and natural gas company. Our business is to maximize production and cash flow from our onshore Texas and Wyoming properties and our offshore properties in the shallow waters of the Gulf of Mexico (“GOM”), and to use that cash flow to explore, develop, exploit and acquire crude oil and natural gas properties in the onshore Texas Gulf Coast and Rocky Mountain regions of the United States.

On October 1, 2013, we completed a merger with Crimson Exploration Inc. (“Crimson”) (the “Merger”). The Merger gave us access to high rate of return onshore prospects in known, prolific producing areas as well as long-life resource plays. In 2015, our drilling activity focused primarily on the Woodbine oil and liquids-rich play in Madison and Grimes counties, Texas (our Southeast Texas Region), in the Cretaceous Sands in Fayette and Gonzales counties, Texas (our South Texas Region) and Wyoming where we were targeting the Mowry Shale and the Muddy Sandstone formations. In early 2016 we limited our drilling program due to the challenging commodity price environment. Our only drilling activity in early 2016 was in Weston County, Wyoming where we completed our third well targeting the Muddy Sandstone formation. During the third quarter of 2016, we acquired a 12,100 operated gross acre position (5,000 net) in the Southern Delaware Basin in Pecos County, Texas, and as of December 31, 2016, had increased our acreage to 12,500 gross operated acres (6,250 net). We began drilling our initial well in October 2016, with first production from that well commencing in late January 2017. We currently have three subsequent Southern Delaware Basin wills in varying states of drilling or completion and expect that our Southern Delaware Basin position will be the primary focus of our drilling program for 2017.

Additionally, we have (i) a 37% equity investment in Exaro Energy III LLC (“Exaro”), which is primarily focused on the development of proved natural gas reserves in the Jonah Field in Wyoming; (ii) operated properties producing from various conventional formations in various counties along the Texas Gulf Coast; and (iii) operated producing properties in the Haynesville Shale, Mid Bossier and James Lime formations in East Texas. Until their sale in December 2016, we also had operated producing properties in the Denver Julesburg Basin (“DJ Basin”) in Weld and Adams counties in Colorado.

Our production for the year ended December 31, 2016 was approximately 26.0 Bcfe (or 71.0 Mmcfe/d) and was 68% offshore and 32% onshore. Our production for the three months ended December 31, 2016 was approximately 5.9 Bcfe (or 64.3 Mmcfe/d) and was 70% offshore and 30% onshore. As of December 31, 2016, our proved reserves were approximately 61% offshore and 39% onshore and were 85% proved developed, which were approximately 72% offshore and 28% onshore.

Revenues and Profitability

Our revenues, profitability and future growth depend substantially on our ability to find, develop and acquire natural gas and oil reserves that are economically recoverable, as well as prevailing prices for natural gas and oil.

Reserve Replacement

Generally, producing properties offshore in the Gulf of Mexico have high initial production rates, followed by steep declines. Likewise, initial production rates on new wells in the onshore resource plays start out at a relatively high rate with a decline curve which results in 60% to 70% of the ultimate recovery of present value occurring in the first eighteen months of the well’s life. We must locate and develop, or acquire, new natural gas and oil reserves to replace those being depleted by production. Substantial capital expenditures are required to find, develop and/or acquire natural gas and oil reserves. A prolonged period of depressed commodity prices could have a significant impact on the value and volumetric quantities of our proved reserve portfolio, assuming no other changes in our development plans. The Merger with Crimson allowed the Company to add significant proved developed and undeveloped reserves and provided the Company with access to several onshore resource plays which have substantial reserve growth potential, including in oil and liquids rich plays that position us to move to a more balanced oil/gas profile.

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

Related Party Transactions

Effective as of the close of business on December 31, 2015, the Company and the other members of Republic Exploration LLC (“REX”)  agreed to dissolve and liquidate REX.  REX’s assets were distributed proportionately to its members. See Note 16 to our Financial Statements - "Related Party Transactions" for a detailed description of our transactions with REX.

See “Item 1A. Risk Factors” for a more detailed discussion of a number of other factors that affect our business, financial condition and results of operations.

Results of Operations

The table below sets forth our average net daily production data in Mmcfe/d from our fields for each of the periods indicated:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015	2016	2016	2016	2016
Offshore GOM
Dutch and Mary Rose	53.3	50.8	49.5	48.6	45.9	43.3	39.3	39.5
Vermilion 170	7.7	6.3	7.0	6.9	6.5	6.2	4.0	4.9
Other offshore (1)	3.2	1.6	0.5	0.5	0.6	0.6	0.6	0.6
Southeast Texas (2)	19.3	28.2	22.9	20.1	16.4	13.9	12.1	10.1
South Texas (3)	10.8	9.3	8.9	8.1	7.4	7.4	7.5	7.5
Other (4)	2.0	2.2	2.1	2.5	2.6	3.2	2.2	1.7
	96.3	98.4	90.9	86.7	79.4	74.6	65.7	64.3

(1)	Includes Ship Shoal 263 and South Timbalier 17.
(2)	Includes Madison and Grimes counties, among others.
(3)	Includes Zavala and Dimmit counties, among others.

(4)	Includes onshore wells in East Texas, Colorado, Wyoming and Tuscaloosa Marine Shale regions, among others.

Other Offshore

Other offshore includes our Ship Shoal 263 well for all periods presented, except for periods after it was shut-in in September 2015.

Southeast Texas

During 2015, we brought seven gross wells (3.9 net) on production targeting the Woodbine formation in our Chalktown area, which we initiated in late 2014, plus an additional one gross well (0.9 net) in our Iola/Grimes area. We also drilled and brought on production one gross (0.7 net) well in our Chalktown area during 2015. No wells were brought on production in this area in 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015; and Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids ("NGLs") from continuing operations for the years ended December  31, 2016, 2015 and 2014. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six Mcf of natural gas. Reported lease operating expenses include production taxes, such as ad valorem and severance.

	Year Ended December 31,			Year Ended December 31,
	2016	2015	%	2015	2014	%
Revenues (thousands):
Oil and condensate sales	$23,006	$43,230	(47)%	$43,230	$130,238	(67)%
Natural gas sales	43,847	59,058	(26)%	59,058	112,695	(48)%
NGL sales	11,330	14,217	(20)%	14,217	33,525	(58)%
Total revenues	$78,183	$116,505	(33)%	$116,505	$276,458	(58)%

Production:
Oil and condensate (thousand barrels)
Dutch and Mary Rose	120	164	(27)%	164	220	(26)%
Vermilion 170	16	22	(27)%	22	37	(41)%
Southeast Texas	239	493	(52)%	493	734	(33)%
South Texas	128	178	(28)%	178	337	(47)%
Other	94	67	40%	67	73	(8)%
Total oil and condensate	597	924	(35)%	924	1,401	(34)%
Natural gas (million cubic feet)
Dutch and Mary Rose	12,375	14,736	(16)%	14,736	16,257	(9)%
Vermilion 170	1,616	2,050	(21)%	2,050	2,108	(3)%
Southeast Texas	2,059	3,136	(34)%	3,136	3,234	(3)%
South Texas	1,528	1,788	(15)%	1,788	2,541	(30)%
Other	525	904	(42)%	904	1,735	(48)%
Total natural gas	18,103	22,614	(20)%	22,614	25,875	(13)%
Natural gas liquids (thousand barrels)
Dutch and Mary Rose	378	454	(17)%	454	501	(9)%
Vermilion 170	42	60	(30)%	60	68	(12)%
Southeast Texas	217	359	(40)%	359	304	18%
South Texas	72	87	(17)%	87	124	(30)%
Other	7	8	(13)%	8	11	(27)%
Total natural gas liquids	716	968	(26)%	968	1,008	(4)%
Total (million cubic feet equivalent)
Dutch and Mary Rose	15,364	18,443	(17)%	18,443	20,578	(10)%
Vermilion 170	1,965	2,545	(23)%	2,545	2,738	(7)%
Southeast Texas	4,792	8,249	(42)%	8,249	9,461	(13)%
South Texas	2,729	3,379	(19)%	3,379	5,309	(36)%
Other	1,132	1,345	(16)%	1,345	2,237	(40)%
Total production	25,982	33,961	(23)%	33,961	40,323	(16)%

	Year Ended December 31,			Year Ended December 31,
	2016	2015	%	2015	2014	%
Daily Production:
Oil and condensate (thousand barrels per day)
Dutch and Mary Rose	0.3	0.4	(27)%	0.4	0.6	(26)%
Vermilion 170	—	0.1	(27)%	0.1	0.1	(41)%
Southeast Texas	0.7	1.4	(52)%	1.4	2.0	(33)%
South Texas	0.4	0.5	(28)%	0.5	0.9	(47)%
Other	0.2	0.1	40%	0.1	0.2	(8)%
Total oil and condensate	1.6	2.5	(35)%	2.5	3.8	(34)%
Natural gas (million cubic feet per day)
Dutch and Mary Rose	33.8	40.4	(16)%	40.4	44.5	(9)%
Vermilion 170	4.4	5.6	(21)%	5.6	5.8	(3)%
Southeast Texas	5.6	8.6	(34)%	8.6	8.9	(3)%
South Texas	4.2	4.9	(15)%	4.9	7.0	(30)%
Other	1.5	2.4	(42)%	2.4	4.7	(48)%
Total natural gas	49.5	61.9	(20)%	61.9	70.9	(13)%
Natural gas liquids (thousand barrels per day)
Dutch and Mary Rose	1.0	1.2	(17)%	1.2	1.4	(9)%
Vermilion 170	0.1	0.2	(30)%	0.2	0.2	(12)%
Southeast Texas	0.6	1.0	(40)%	1.0	0.8	18%
South Texas	0.2	0.2	(17)%	0.2	0.3	(30)%
Other	0.1	—	(13)%	—	0.1	(27)%
Total natural gas liquids	2.0	2.6	(26)%	2.6	2.8	(4)%
Total (million cubic feet equivalent per day)
Dutch and Mary Rose	42.0	50.5	(17)%	50.5	56.4	(10)%
Vermilion 170	5.4	7.0	(23)%	7.0	7.5	(7)%
Southeast Texas	13.1	22.6	(42)%	22.6	25.9	(13)%
South Texas	7.5	9.3	(19)%	9.3	14.5	(36)%
Other	3.0	3.6	(16)%	3.6	6.2	(40)%
Total production	71.0	93.0	(23)%	93.0	110.5	(16)%

Average Sales Price:
Oil and condensate (per barrel)	$38.52	$46.80	(18)%	$46.80	$92.98	(50)%
Natural gas (per thousand cubic feet)	$2.42	$2.61	(7)%	$2.61	$4.36	(40)%
Natural gas liquids (per barrel)	$15.79	$14.68	8%	$14.68	$33.27	(56)%
Total (per thousand cubic feet equivalent)	$3.01	$3.43	(12)%	$3.43	$6.86	(50)%

Expenses (thousands):
Operating expenses	$29,111	$37,840	(23)%	$37,840	$47,236	(20)%
Exploration expenses	$1,816	$11,979	(85)%	$11,979	$33,387	(64)%
Depreciation, depletion and amortization	$63,323	$133,380	(53)%	$133,380	$156,117	(15)%
Impairment and abandonment of oil and gas properties	$10,572	$285,877	(96)%	$285,877	$47,693	499%
General and administrative expenses	$26,802	$26,402	2%	$26,402	$34,045	(22)%
Gain (Loss) from investment in affiliates (net of taxes)	$1,545	$(30,582)	(105)%	$(30,582)	$6,923	(542)%
Other (Income) Expense	$(5,791)	$(719)	705%	$(719)	$(2,687)	(73)%

Selected data per Mcfe:
Operating expenses	$1.12	$1.11	1%	$1.11	$1.17	(5)%
General and administrative expenses	$1.03	$0.78	32%	$0.78	$0.84	(7)%
Depreciation, depletion and amortization	$2.44	$3.93	(37)%	$3.93	$3.87	2%

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

We reported revenues of approximately $78.2 million for the year ended December 31, 2016, compared to revenues of approximately $116.5 million for the year ended December 31, 2015. This decrease in revenues was primarily attributable to lower oil and natural gas prices in 2016 and lower production resulting from the significant reduction in our capital program because of the dramatic decline in, and uncertain outlook for, commodity prices.

Total production for the year ended December 31, 2016 was approximately 26.0 Bcfe, or 71.0 Mmcfe/d, compared to approximately 34.0 Bcfe, or 93.0 Mmcfe/d, in the prior year, a decline attributable in large part to our limited drilling activity in 2016 due to the low commodity price environment. Net natural gas production for the year ended December 31, 2016 was approximately 49.5 Mmcf/d, compared with approximately 61.9 Mmcf/d for the year ended December 31, 2015, due to normal decline in production from our offshore properties. Net oil production declined from approximately 2,500 barrels per day to 1,600 barrels per day, while NGL production decreased from approximately 2,600 barrels per day to 2,000 barrels per day. Both decreases were a result of the first half of 2015 including initial oil production from our new wells brought on production in Madison and Grimes counties of our Southeast Texas Region which were not offset by new production in 2016 due to a limited capital program.

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

Total production for the year ended December 31, 2015 was approximately 34.0 Bcfe, or 93.0 Mmcfe/d, compared to approximately 40.3 Bcfe, or 110.5 Mmcfe/d, for the year ended December 31, 2014, a decline attributable in large part to our limited drilling activity in 2015 due to the low commodity price environment. Our net natural gas production for the year ended December 31, 2015 was approximately 61.9 Mmcf/d, compared with approximately 70.9 Mmcf/d for the year ended December 31, 2014. Additionally, net oil production declined from 3,800 barrels per day to 2,500 barrels per day, while NGL production decreased from approximately 2,800 barrels per day to 2,600 barrels per day, both decreases as a result of normal decline that was not offset by new production from a limited 2015 capital program.

Average Sales Prices

The average equivalent sales price realized for the years ended December 31, 2016, 2015 and 2014 were $3.01 per Mcfe, $3.43 per Mcfe and $6.86 per Mcfe, respectively. The price of natural gas for the years ended December 31, 2016, 2015 and 2014 were $2.42 per Mcf, $2.61 per Mcf and $4.36 per Mcf, respectively. The price for oil for the years ended December 31, 2016, 2015 and 2014 were $38.52 per barrel, $46.80 per barrel and $92.98 per barrel, respectively. The price for NGLs for the years ended December 31, 2016, 2015 and 2014 were $15.79 per barrel, $14.68 per barrel and $33.27 per barrel, respectively.

Operating Expenses (including production taxes)

Operating expenses for the year ended December 31, 2016 were approximately $29.1 million, or $1.12 per Mcfe, compared to approximately $37.8 million, or $1.11 per Mcfe, for the year ended December 31, 2015.  Operating expenses for the year ended December 31, 2014 were approximately $47.2 million, or $1.17 per Mcfe. The table below provides additional detail of operating expenses for the years ended December 31, 2016, 2015 and 2014.

	Twelve Months Ended December 31,
	2016		2015		2014
	(in thousands)	(per Mcfe)	(in thousands)	(per Mcfe)	(in thousands)	(per Mcfe)
Lease operating expenses	$18,608	$0.72	$25,124	$0.74	$27,271	$0.68
Production & ad valorem taxes	3,248	0.13	4,747	0.14	11,513	0.29
Transportation & processing costs	5,491	0.20	4,714	0.13	5,855	0.14
Workover costs	1,764	0.07	3,255	0.10	2,597	0.06
Total operating expenses	$29,111	$1.12	$37,840	$1.11	$47,236	$1.17

Lease operating expenses decreased by 26% for the year ended December 31, 2016, compared to the year ended December 31, 2015, as a direct result of our efforts to reduce costs during the second half of 2015 and in 2016 in response to the challenging commodity price environment. Production and ad valorem taxes decreased by 32% for the year ended December 31, 2016, compared to the prior year, primarily due to the decrease in revenues for the same period.

Lease operating expenses decreased by 8% for the year ended December 31, 2015, compared to the year ended December 31, 2014, as a direct result of our efforts to reduce costs during the second half of 2015.  Production and ad valorem taxes decreased by 59% for the year ended December 31, 2015, compared to the prior year, primarily due to the decrease in revenues for the same period.

Exploration Expenses

We reported approximately $1.8 million of exploration expenses for the year ended December 31, 2016, which were primarily related to geological and geophysical software, seismic data licensing fees and mapping services. We reported approximately $12.0 million of exploration expenses for the year ended December 31, 2015, which included $6.7 million in dry-hole costs related to our State #1H well in Natrona County, Wyoming, and $2.8 million related to the early termination of a drilling rig contract. We reported $33.4 million for the year ended December 31, 2014 that included $31.5 million related to our exploratory dry hole at Ship Shoal 255 and $1.9 million for geological and geophysical activities, seismic data and delay rentals.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the year ended December 31, 2016 was approximately $63.3 million, or $2.44 per Mcfe, compared to approximately $133.4 million, or $3.93 per Mcfe, for the year ended December 31, 2015, a decrease primarily attributable to lower production during 2016. The rate decrease is primarily attributable to the impairment recorded in 2015.

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

Impairment and Abandonment of Oil and Gas Properties

Impairment and abandonment expenses for the year ended December 31, 2016 included proved property impairment of $0.7 million related to the decline in commodity prices and the resulting impact on estimated future net cash flows from associated reserves. Impairment expenses for the year ended December 31, 2016 also included $6.8 million impairment related to our unproved properties in Fayette and Gonzales counties, Texas and $2.9 million related to our unproved acreage in Natrona County, Wyoming.

Impairment and abandonment expenses for the year ended December 31, 2015 included proved property impairment of $269.6 million related to the decline in commodity prices and the resulting impact on estimated future net cash flows from associated reserves.  Approximately $235.8 million of the total proved property impairment for the year ended December 31, 2015 is attributable to the Madison/Grimes counties and Zavala/Dimmit/Karnes counties properties, our highest valued properties stemming from the Merger with Crimson. Impairment expenses for the year ended December 31, 2015 included a $16.3 million impairment of certain unproved properties and onshore prospects due primarily to the sustained low commodity price environment and expiring leases. Approximately $9.3 million of the total for the year ended December 31, 2015 is related to unproved lease cost amortization of the Elm Hill project in Fayette and Gonzales counties, Texas.

Impairment and abandonment expenses for the year ended December 31, 2014 included proved property impairments of $7.7 million for South Timbalier 17 and $3.7 million for the Tuscaloosa Marine Shale (“TMS”) due to performance and commodity price declines in 2014, $3.5 million impairment of unproved leasehold cost related to the dry hole on our Ship Shoal 255 block and $12.1 million for impairment of an existing platform which was expected to be used by the Ship Shoal 255 well if it had been successful. Impairment expenses for the year ended December 31, 2014 also included a $20.1 million impairment charge for certain unproved prospects due to expiring leases and leases not likely to be drilled, primarily related to GOM leases and unproved TMS leases.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2016 were approximately $26.8 million, compared to $26.4 million for the year ended December 31, 2015. Included in our current year expense was approximately $6.5 million in non-cash stock based compensation. Included in the prior year expense was approximately $0.6 million in cash severance costs resulting from an August 2015 reduction in force and $6.5 million in non-cash stock based compensation. Exclusive of the stock compensation and severance related costs, cash general and administrative expenses for the current year were $20.3 million, compared to cash expenses of $19.3 million for the prior year.

General and administrative expenses for the year ended December 31, 2015 were approximately $26.4 million, compared to $34.0 million for the year ended December 31, 2014. General and administrative expenses for the year ended December 31, 2015 included approximately $0.6 million in cash severance costs resulting from an August 2015 reduction in force and $6.5 million in non-cash stock based compensation. General and administrative expenses for the year ended December 31, 2014 included approximately $4.5 million in non-cash stock based compensation and $2.6 million in merger-related costs. Exclusive of the stock compensation and severance related costs, cash general and administrative expenses for the year ended December 31, 2015 were $19.3 million, compared to cash expenses of $29.5 million for the year ended December 31, 2014.

Gain (loss) from Affiliates

For the year ended December 31, 2016, the Company recorded a gain from affiliates of approximately $1.5 million, net of no tax expense, related to our equity investment in Exaro, compared with a loss from affiliates of approximately $30.6 million, net of tax benefit of $16.5 million, for the year ended December 31, 2015.

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

Other Income (Expense)

Other expense for the year ended December 31, 2016 was approximately $5.8 million, which is primarily related to interest expense of $3.8 million and realized loss on derivatives of $1.6 million.

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

	Year ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$32,011	$24,955	$209,960
Net cash used in investing activities	$(19,798)	$(76,806)	$(175,057)
Net cash provided by (used in) financing activities	$(12,213)	$51,851	$(34,903)
Cash and cash equivalents at the end of the period	$—	$—	$—

Cash flow from operating activities, including changes in working capital, provided approximately $32.0 million in cash for the year ended December 31, 2016 compared to $25.0 million for the year ended December 31, 2015. The changes in working capital were approximately $7.8 million during 2016, compared to a deficit in 2015 of approximately $27.2 million. Cash flow from operating activities, excluding changes in working capital, provided approximately $24.2 million in cash for the year ended December 31, 2016 compared to $52.2 million for the year ended December 31, 2015. This decrease in cash provided by operating activities was primarily attributable to lower revenues associated with lower prices and lower production resulting from our reduced drilling activity in 2016 due to the low commodity price environment.

Cash flow from operating activities provided approximately $25.0 million in cash for the year ended December 31, 2015 compared to $210.0 million for the year ended December 31, 2014. This decrease in cash provided by operating activities was primarily attributable to lower oil and natural gas prices for 2015, as well as a decline attributable to our reduced drilling activity in 2015 due to the low commodity price environment.

Cash used in investing activities was approximately $19.8 million for the year ended December 31, 2016, which included approximately $24.9 million for capital expenditures partially offset by $5.1 million for the sale of our Colorado properties.

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

Cash used in financing activities was approximately $12.2 million for the year ended December 31, 2016 compared to $51.9 million provided by financing activities in 2015. Included in 2016 activity was $50.4 million in proceeds from our equity offering to fund the acquisition and early development of our Southern Delaware Basin acreage and approximately $61.1 million in net repayments of outstandings under our RBC Credit Facility (defined below). 2015 activity included net borrowings under our RBC Credit Facility to reduce the working capital obligations at December 31, 2015.

Cash provided by financing activities was approximately $51.9 million for the year ended December 31, 2015 compared to $34.9 million used in financing activities in 2014. The cash provided by financing activities in 2015 was primarily attributable to net borrowings under our RBC Credit Facility (defined below) used to reduce the working capital obligations at December 31, 2014, while the cash used in financing activities in 2014 reflected the net repayment of borrowings under the RBC Credit Facility that existed at the beginning of that year.

Credit Facility

In October 2013, the Company entered into a $500 million four-year revolving credit facility with Royal Bank of Canada and other lenders (the “RBC Credit Facility”). Effective October 28, 2016, as part of the regular redetermination schedule, the borrowing base under the RBC Credit Facility was reaffirmed at $140 million, which is unchanged from the redetermination amount on May 6, 2016. Also effective May 6, 2016, the RBC Credit Facility was amended to, among other things, extend the maturity of the facility from October 1, 2017 to October 1, 2019, increase the LIBOR, U.S. prime rate and federal funds rate margins to 2.5% - 4.0% and increase the commitment fee to 0.5%, regardless of the amount of the credit facility that is unused. The borrowing base under the facility is redetermined each November and May.

The RBC Credit Facility contains restrictive covenants which, among other things, restrict the declaration or payment of dividends by Contango and require a Current Ratio of greater than or equal to 1.0 and a Leverage Ratio of less than or equal to 3.50, both as defined in the RBC Credit Facility Agreement. Our compliance with these covenants is tested each quarter. At December 31, 2016, we were in compliance with the covenants under the RBC Credit Facility, and at current commodity prices, we do not except any covenant compliance issues over the next twelve months. The RBC Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events. See Note 12 to our Financial Statements -“Long-Term Debt” for a more detailed description of terms and provisions of our credit agreement.

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

We believe that our internally generated cash flow, combined with availability under our RBC Credit Facility will be sufficient to meet the liquidity requirements necessary to fund our daily operations and planned capital development and to meet our debt service requirements for the next twelve months. We also possess the capacity, through forecasted excess cash flow and through our RBC Credit Facility, to increase and/or accelerate drilling on any particular area should we determine that market and project economics so warrant. Our ability to execute on our growth strategy will be determined, in large part, by our cash flow and the availability of debt and equity capital at that time. Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.

Our 2017 capital budget will be focused primarily on the Southern Delaware Basin and: (i) the preservation of our healthy financial position, including limiting our initial 2017 capital expenditure budget to internally generated cash flow; (ii) focusing drilling expenditures on strategic projects that provide good investment returns in the current price environment; (iii) identification of opportunities for cost efficiencies in all areas of our operations; and (iv) continuing to identify new resource potential opportunities, internally and through acquisition. Our current capital budget for 2017 should allow us to meet our contractual requirements, remain in position to preserve our term acreage where appropriate and maintain our already healthy financial profile during this challenging period for our industry. We will continuously monitor the commodity price environment, and if warranted, make adjustments to our investment strategy as the year progresses.

Inflation and Changes in Prices

While the general level of inflation affects certain costs associated with the energy industry, factors unique to the industry result in independent price fluctuations. Such price changes have had, and will continue to have, a material effect on our operations; however, we cannot predict these fluctuations.

Income Taxes

During the year ended December 31, 2016, we received a refund of approximately $2.1 million in federal and state income taxes. During the year ended December 31, 2015, we received a refund of approximately $0.2 million in federal and state income taxes. During the year ended December 31, 2014 we paid approximately $0.2 million in federal and state income taxes, net of cash refunds received.

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2016:

	Payment due by period (thousands)
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Long term debt and interest (1)	$60,628	$2,283	$58,345	$—	$—
Delay rentals	623	103	206	206	108
Asset retirement obligations	26,926	4,308	3,088	624	18,906
Employment agreements	4,086	1,610	2,476	—	—
Operating leases (2)	4,893	2,696	2,197	—	—
Hardware/software	578	292	253	31	2
Uncertain income tax positions	360	—	360	—	—
Total	$98,094	$11,292	$66,925	$861	$19,016

(1)	Estimated interest is based on the outstanding debt at December 31, 2016 using the interest rate in effect at that time.
(2)	Operating leases include contracts related to office space, compressors, vehicles, office equipment and other.

In addition to the above, we have a throughput agreement with a third party pipeline owner/operator through March 2020.  See Note 13 to our Financial Statements – “Commitments and Contingencies” for further information.

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

Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at December 31, 2016 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $0.7 million, $1.4 million and $2.2 million, respectively.

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

The Company compares expected undiscounted future net cash flows from each field to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity pricing, future production estimates, and anticipated capital expenditures. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Drilling activities in an area by other companies may also effectively impair leasehold positions. Given the complexities associated with natural gas and oil reserve estimates and the history of price volatility in the natural gas and oil markets, events may arise that will require the Company to record an impairment of its natural gas and oil properties and there can be no assurance that such impairments will not be required in the future nor that they will not be material. Assuming strip pricing as of March 1, 2017 through 2021 and keeping pricing flat thereafter, instead of 2016 SEC pricing, while leaving all other parameters unchanged, the Company’s proved reserves would have been 171.9 Bcfe and the PV-10 value of proved reserves would have been $249.2 million.

Derivative Instruments

The Company elected to not designate any of its derivative positions for hedge accounting At the end of each reporting period we record on our balance sheet the mark-to-market valuation of our derivative instruments. The estimated change in fair value of the derivatives, along with the realized gain or loss for settled derivatives, is reported in Other Income (Expense) as Gain (loss) on derivatives, net.

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2016, we had federal net operating loss (“NOL”) carryforwards of $198.3 million which occurred due to the Merger, and subsequent taxable losses in 2014, 2015 and 2016 due to lower commodity prices and impairment of oil and gas property. Generally, these NOLs are available to reduce future taxable income and the related income tax liability subject to the limitations set forth in Internal Revenue Code Section 382. Given the uncertainty of our ability to generate taxable income, a valuation allowance of $77.5 million has been recorded for the year ended December 31, 2016 against the deferred tax assets, reduced by the amount of the deferred tax liability.

Our federal and state income tax returns are generally not filed before the consolidated financial statements are prepared. Therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits and net operating and capital loss carryforwards and carrybacks. Adjustments related to differences between the estimates we used and actual amounts we reported are recorded in the period in which we file our income tax returns. See Note 15 - "Income Taxes” to our consolidated financial statements.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-15: Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The main objective of this update is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight cash flow updates relate to the following issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interest in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The provisions of this accounting update are not expected to have a material impact on the Company’s presentation of cash flows.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15: Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 asserts that management should evaluate whether there are relevant conditions or events that are known and reasonably knowable that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued when applicable. If conditions or events at the date the financial statements are issued raise substantial doubt about an entity’s ability to continue as a going concern, disclosures are required which will enable users of the financial statements to understand the conditions or events as well as management’s evaluation and plan to mitigate those conditions and events. ASU 2014-15 became effective for the annual period ending after December 15, 2016. The provisions of this accounting update did not have a material impact on our financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Several additional standards related to revenue recognition have been issued that amend the original standard, with most providing additional clarification.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year. That new standard is now effective for annual reporting periods beginning after December 15, 2017. The Company is currently determining the impact of the new revenue recognition standard on its contracts. The Company’s revenue contracts are primarily normal purchase/sale contracts and as such, the Company does not expect that the new revenue recognition standard will have a material impact on the Company’s financial statements upon adoption.  The Company expects to use the modified retrospective method to adopt the standard, meaning the cumulative effect of initially applying the standard will be recognized at the date of the adoption of the standard.

Off Balance Sheet Arrangements

We may enter into off-balance sheet arrangements that can give rise to off-balance sheet obligations. As of December 31, 2016, the primary off-balance sheet arrangements that we have entered into included short-term drilling rig contracts and operating lease agreements, all of which are customary in the oil and gas industry. Other than the off-balance sheet arrangements shown under operating leases and drilling rig in the commitments and contingencies table, we have no other arrangements that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Commodity Risk

We are exposed to various risks including energy commodity price risk for our oil, natural gas and natural gas liquids production. When oil, natural gas and natural gas liquids prices decline significantly our ability to finance our capital budget and operations may be adversely impacted. Our major commodity price risk exposure is to the prices received for oil, natural gas and natural gas liquids produced and sold. Realized commodity prices received for our production are tied to the spot prices applicable to natural gas and crude oil at the applicable delivery points. Prices received for oil, natural gas and natural gas liquids are volatile and unpredictable. For the year ended December 31, 2016, a 10% fluctuation in the prices received for oil, natural gas and natural gas liquids production would have had an approximate $7.8 million impact on our revenues.

Derivative Instruments and Hedging Activity

We expect commodity prices to remain volatile and unpredictable, therefore we have designed a risk management strategy which provides for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our operations. The types of derivative instruments that we typically utilize include swaps and costless collars. The total volumes which we hedge through the use of our derivative instruments varies from period to period, however, in recent years, our objective has generally been to potentially hedge approximately 50% of our current and anticipated production for the next 12 to 18 months, excluding offshore production during hurricane season. As of December 31, 2016, we had the following financial derivative contracts in place:

Commodity	Period	Derivative	Volume/Month	Price/Unit (1)
Natural Gas	Jan - July 2017	Collar	400,000 MMBtus	$2.65 - 3.00
Natural Gas	Aug - Oct 2017	Collar	200,000 MMBtus	$2.65 - 3.00
Natural Gas	Nov - Dec 2017	Collar	400,000 MMBtus	$2.65 - 3.00

Natural Gas	Jan - July 2017	Swap	300,000 MMBtus	$3.51
Natural Gas	Aug - Oct 2017	Swap	70,000 MMBtus	$3.51
Natural Gas	Nov - Dec 2017	Swap	300,000 MMBtus	$3.51

Oil	Jan - July 2017	Swap	9,000 Bbls	$53.95
Oil	Aug - Oct 2017	Swap	6,000 Bbls	$53.95
Oil	Nov - Dec 2017	Swap	8,000 Bbls	$53.95

Oil	Jan - Dec 2017	Swap	9,000 Bbls	$56.20

(1)	Commodity price derivatives are based on Henry Hub NYMEX natural gas prices and West Texas Intermediate oil prices, as applicable.

Our hedge strategy and objectives may change significantly as our operational profile changes and/or commodities prices change.

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts, including interest rate swaps, only with counterparties that are creditworthy institutions deemed by management as competent and competitive market makers. The counterparties to the Company's current and previous derivative contracts are large financial institutions and also lenders or affiliates of lenders in our RBC Credit Facility. We do not post collateral under any of these contracts as they are secured under our RBC Credit Facility. See Note 6 to our Financial Statements - "Derivative Instruments" for additional information.

We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The estimated fair values for financial instruments under ASC 825, Financial Instruments (“ASC 825”) are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. See Note 6 to our Financial Statements - "Derivative Instruments" for more details.

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

As of December 31, 2016, our total long-term debt was $54.4 million, which bears interest at a floating or market interest rate that is tied to the prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. During the year ended December 31, 2016 our effective rate fluctuated between 2.3 percent and 6.8 percent, depending on the term of the specific debt drawdowns. At December 31, 2016, we did not have any outstanding interest rate swap agreements. As of December 31, 2016, the weighted average interest rate on our variable rate debt was 4.2% per year. Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our RBC Credit Facility would result in an increase of our interest expense by $0.5 million for a twelve month period.

Other Financial Instruments

As of December 31, 2016, we had no cash or cash equivalents. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments to hedge any changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we may invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of December 31, 2016, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplemental information required to be filed under Item 8 of Form 10-K are presented on pages F-1 through F-35 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s senior management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2016, the end of the period covered by this report. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting during the fiscal quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in 2013 Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2016.

Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Contango Oil & Gas Company

We have audited the internal control over financial reporting of Contango Oil & Gas Company  (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 15, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas

March 15, 2017

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Proposal 1: Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and our Board” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act, not later than 120 days after December 31, 2016.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules:

The financial statements are set forth in pages F-1 to F-28 of this Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits:

The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number		Description
2.1		Agreement and Plan of Merger, among Contango Oil & Gas Company, Contango Acquisition, Inc. and Crimson Exploration Inc., dated as of April 29, 2013. (11)
3.1		Certificate of Incorporation of Contango Oil & Gas Company. (2)
3.2		Third Amended and Restated Bylaws of Contango Oil & Gas Company. (21)
3.3		Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (3)
4.1		Facsimile of common stock certificate of Contango Oil & Gas Company. (1)
4.2		Registration Rights Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, OCM Crimson Holdings, LLC and OCM GW Holdings, LLC. (11)
10.1	*	Amended and Restated 2005 Stock Incentive Plan (15)
10.2	*	Contango Oil & Gas Company Amended and Restated 2009 Incentive Compensation Plan. (5)
10.3		First Amended and Restated Limited Liability Company Agreement dated as of March 31, 2012. (8)
10.4		Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of October 9, 2008 between Contango Offshore Exploration LLC and Contango Operators, Inc. (10)
10.5		Amendment to Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of October 7, 2009 between Contango Offshore Exploration LLC and Contango Operators, Inc. (10)
10.6

Amendment to Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of January 29, 2010 between Contango Offshore Exploration LLC and Contango Operators, Inc. (10)

10.7		Participation Agreement covering OCS-G 33596, Vermilion 170, dated as of July 1, 2010 between Republic Exploration LLC and Contango Operators, Inc. (10)
10.8		Participation Agreement covering Tuscaloosa Marine Shale, dated as of August 27, 2012 between Juneau Exploration LP and Contango Operators, Inc. (10)
10.9		Letter Agreement dated as of June 8, 2012 between Juneau Exploration LP and Contango Operators, Inc. (10)
10.10		Agreement to Purchase Overriding Royalty Interest, dated March 1, 2010 between Contango Offshore Exploration LLC and Juneau Exploration LP. (10)
10.11	*	Amended and Restated Employment Agreement, dated as of November 30, 2016, among Contango Oil & Gas Company and Allan D. Keel. †
10.12	*	Amended and Restated Employment Agreement, dated as of November 30, 2016, among Contango Oil & Gas Company and E. Joseph Grady. †
10.13	*	Employment Agreement, dated as of June 10, 2013, among Contango Oil & Gas Company and Jeffrey A. Sikora. (13)
10.14	*	Employment Agreement, dated as of June 7, 2013, among Contango Oil & Gas Company and A. Carl Isaac. (13)
10.15	*	Amendment and Extension of Employment Agreement, dated as of October 10, 2016, among Contango Oil & Gas Company and A. Carl Isaac. (23)
10.16	*	Employment Agreement, dated as of June 7, 2013, among Contango Oil & Gas Company and John A. Thomas. (13)

Exhibit Number		Description
10.17	*	Amended and Restated Employment Agreement, dated as of November 30, 2016, among Contango Oil & Gas Company and Jay S. Mengle. †
10.18	*	Amended and Restated Employment Agreement, dated as of November 30, 2016, among Contango Oil & Gas Company and Thomas H. Atkins. †
10.19		Transition Agreement, dated as of June 10, 2013, between Contango Oil & Gas Company and Marc Duncan. (14)
10.20		Participation Agreement covering Central Gulf of Mexico Lease Sale 227, dated as of March 21, 2013 between Republic Exploration LLC and Contango Operators, Inc. (9)
10.21

Participation Agreement covering Timbalier Island Prospect, South Timbalier Area Block 17, S.L. 21906, dated April 3, 2013 between Republic Exploration LLC, Juneau Exploration, L.P. and Contango Operators, Inc. (9)

10.22		Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto dated October 1, 2013. (15)
10.23		First Amendment to Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto. (17)
10.24		Second Amendment to Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto. (18)
10.25		Third Amendment to Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto. (24)
10.26	*	Contango Oil & Gas Company Director Compensation Plan. (20)
10.27		Liquidation Agreement between Juneau Exploration LP, Contango Operators, Inc. and Fairfield Industries Incorporated, dated December 31, 2015. †
10.28	*	Employment Agreement, dated as of February 26, 2017, among Contango Oil & Gas Company and James J. Metcalf Jr. †
10.29	*	Form of Contango Oil and Gas Company Stock Award Agreement (employees). (22)
10.30	*	Form of Contango Oil and Gas Company Stock Award Agreement (executives). (22)
14.1		Code of Ethics. (16)
21.1		List of Subsidiaries. †
21.2		Organizational Chart. †
23.1		Consent of William M. Cobb & Associates, Inc. †
23.2		Consent of Netherland, Sewell & Associates, Inc. †
23.3		Consent of W.D. Von Gonten & Co. †
23.4		Consent of Grant Thornton LLP. †
23.5		Consent of BDO USA, LLP. †
24.1		Powers of Attorney (included on signature page). †
31.1		Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
31.2		Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
99.1		Report of William M. Cobb & Associates, Inc. †
99.2		Report of Netherland, Sewell & Associates. †
99.3		Report of W.D. Von Gonten and Company †

Exhibit Number	Description
99.4	Exaro Energy III LLC Financial Statements as of and for the years ended December 31, 2016 and 2015 (Unaudited) †
99.5	Exaro Energy III LLC Financial Statements as of and for the year ended December 31, 2014 (Audited) †

*     Indicates a management contract or compensatory plan or arrangement.

†    Filed herewith

1.	Filed as an exhibit to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998.
2.	Filed as an exhibit to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.
3.	Filed as an exhibit to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission.
4.	Filed as an exhibit to the Company’s report on Form 8-K, dated September 2, 2005, as filed with the Securities and Exchange Commission on September 8, 2005.
5.	Filed as an exhibit to the Company’s Schedule 14A on Definitive Proxy Statement for 2014, as filed with the Securities and Exchange Commission on April 11, 2014
6.	Filed as an exhibit to the Company’s report on Form 8-K, dated April 3, 2008, as filed with the Securities and Exchange Commission on April 9, 2008.
7.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2010, as filed with the Securities and Exchange Commission on November 9, 2010.
8.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of March 31, 2012, as filed with the Securities and Exchange Commission on April 5, 2012.
9.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the Securities and Exchange Commission on August 29, 2013.
10.	Filed as an exhibit to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on August 29, 2012.
11.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of April 29, 2013, as filed with the Securities and Exchange Commission on May 1, 2013.
12.	Filed as an exhibit to the Company's report on Form 10-Q for the quarter ended December 31, 2012, as filed with the Securities and Exchange Commission on February 11, 2013.
13.	Filed as an exhibit to the Company's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on June 13, 2013.
14.	Filed as an exhibit to the Company’s report on Form 8-K, dated as of June 7, 2013, as filed with the Securities and Exchange Commission on June 14, 2013.
15.	Filed as an exhibit to the Company’s Current Report on Form 8-K dated as of October 1, 2013, as filed with the Securities and Exchange Commission on October 2, 2013.
16.	Filed as an exhibit to the Company’s report on Form 8-K dated as of January 30, 2014, as filed with the Securities and Exchange Commission on January 30, 2014
17.	Filed as an exhibit to the Company’s report on Form 8-K dated as of April 11, 2014, as filed with the Securities and Exchange Commission on April 15, 2014.
18.	Filed as an exhibit to the Company’s report on Form 8-K dated as of October 28, 2014, as filed with the Securities and Exchange Commission on October 31, 2014.
19.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended June 30, 2014, as filed with the Securities and Exchange Commission on August 11, 2014.
20.	Filed as an exhibit to the Company’s Transition Report on Form 10-KT for the six months ended December 31, 2013, as filed with the Securities and Exchange Commission on March 28, 2014.
21.	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 3, 2015.
22.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended September 30, 2016, as filed with the Securities and Exchange Commission on November 3, 2016.
23.	Filed as an exhibit to the Company’s report on Form 8-K dated as of October 10, 2016, as filed with the Securities and Exchange Commission on October 14, 2016.
24.	Filed as an exhibit to the Company’s report on Form 10-Q for the quarter ended March 31, 2016, as filed with the Securities and Exchange Commission on May 9, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO OIL & GAS COMPANY

By:	/s/ ALLAN D. KEEL	Date: March 15, 2017
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

Signature	Title	Date

/s/ ALLAN D. KEEL	Chief Executive Officer (principal executive officer)	March 15, 2017
Allan D. Keel	and Director

/s/ E. JOSEPH GRADY	Chief Financial Officer (principal financial officer)	March 15, 2017
E. Joseph Grady

/s/ DENISE DUBARD	Chief Accounting Officer (principal accounting officer)	March 15, 2017
Denise DuBard

/s/ JOSEPH J. ROMANO	Director	March 15, 2017
Joseph J. Romano

/s/ B. A. BERILGEN	Director	March 15, 2017
B. A. Berilgen

/s/ B. JAMES FORD	Director	March 15, 2017
B. James Ford

/s/ ELLIS L. MCCAIN	Director	March 15, 2017
Ellis L. McCain

/s/ CHARLES M. REIMER	Director	March 15, 2017
Charles M. Reimer

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Contango Oil & Gas Company

We have audited the accompanying consolidated balance sheets of Contango Oil & Gas Company (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Contango Oil & Gas Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Houston, Texas

March 15, 2017

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	December 31,	December 31,
	2016	2015
CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net	16,727	20,504
Prepaid expenses and other	1,787	1,228
Inventory	540	540
Total current assets	19,054	22,272
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	1,188,065	1,187,707
Unproved properties	38,338	16,439
Other property and equipment	1,265	1,081
Accumulated depreciation, depletion and amortization	(887,286)	(826,022)
Total property, plant and equipment, net	340,382	379,205
OTHER NON-CURRENT ASSETS:
Investments in affiliates	15,767	14,222
Other	1,311	1,057
Total other non-current assets	17,078	15,279
TOTAL ASSETS	$376,514	$416,756

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$55,135	$36,358
Current derivative liability	3,446	—
Current asset retirement obligations	4,308	4,603
Total current liabilities	62,889	40,961
NON-CURRENT LIABILITIES:
Long-term debt	54,354	115,446
Asset retirement obligations	22,618	22,506
Other long term liabilities	248	—
Total non-current liabilities	77,220	137,952
Total liabilities	140,109	178,913
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50 million shares authorized, 30,557,987 shares issued and 25,238,600 shares outstanding at December 31, 2016, 24,636,936 shares issued and 19,381,146 shares outstanding at December 31, 2015	1,211	974
Additional paid-in capital	296,439	239,524
Treasury shares at cost (5,319,387 shares at December 31, 2016 and 5,255,790 shares at December 31, 2015)	(128,321)	(127,760)
Retained earnings	67,076	125,105
Total shareholders’ equity	236,405	237,843
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$376,514	$416,756

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
REVENUES:
Oil and condensate sales	$23,006	$43,230	$130,238
Natural gas sales	43,847	59,058	112,695
Natural gas liquids sales	11,330	14,217	33,525
Total revenues	78,183	116,505	276,458
EXPENSES:
Operating expenses	29,111	37,840	47,236
Exploration expenses	1,816	11,979	33,387
Depreciation, depletion and amortization	63,323	133,380	156,117
Impairment and abandonment of oil and gas properties	10,572	285,877	47,693
General and administrative expenses	26,802	26,402	34,045
Total expenses	131,624	495,478	318,478
OTHER INCOME (EXPENSE):
Gain (loss) from investment in affiliates (net of income taxes)	1,545	(30,582)	6,923
Interest expense	(3,802)	(3,164)	(2,658)
Gain (loss) on derivatives, net	(1,632)	2,348	(153)
Other income (expense)	(357)	97	124
Total other income (expense)	(4,246)	(31,301)	4,236
NET LOSS BEFORE INCOME TAXES	(57,687)	(410,274)	(37,784)
Income tax benefit (provision)	(342)	75,226	15,910
NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(58,029)	$(335,048)	$(21,874)
NET LOSS PER SHARE:
Basic	$(2.71)	$(17.67)	$(1.15)
Diluted	$(2.71)	$(17.67)	$(1.15)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,424	18,965	19,059
Diluted	21,424	18,965	19,059

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(58,029)	(335,048)	(21,874)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	63,323	133,380	156,117
Impairment of natural gas and oil properties	10,438	285,870	47,075
Exploration expenses (recovery)	(1)	6,494	31,488
Deferred income taxes	—	(92,329)	(12,284)
Loss on sale of assets	92	231	—
Loss (gain) from investment in affiliates	(1,545)	47,049	(10,651)
Stock-based compensation	6,457	6,516	4,515
Unrealized loss (gain) on derivative instruments	3,446	—	(1,131)
Changes in operating assets and liabilities:
Decrease in accounts receivable & other	1,006	4,261	28,942
Decrease (increase) in prepaid expenses	(560)	714	(19)
Increase (decrease) in accounts payable & advances from joint owners	2,116	(28,672)	(8,322)
Increase (decrease) in other accrued liabilities	2,436	(5,711)	(4,236)
Decrease in income taxes receivable, net	2,590	886	884
Other	242	1,314	(544)
Net cash provided by operating activities	$32,011	$24,955	$209,960
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	$(24,929)	$(77,820)	$(180,422)
Sale of oil and gas properties	5,120	—	—
Sale of furniture and equipment	11	—	—
Return of investment in affiliates	—	1,014	—
Distributions from affiliates	—	—	5,365
Net cash used in investing activities	$(19,798)	$(76,806)	$(175,057)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$148,881	$356,102	$491,257
Repayments under credit facility	(209,972)	(304,016)	(517,898)
Net proceeds from equity offering	50,435	—	—
Purchase of treasury stock	(561)	(235)	(8,344)
Proceeds from exercised options	—	—	120
Debt issuance costs	(996)	—	(38)
Net cash provided by (used in) financing activities	$(12,213)	$51,851	$(34,903)
NET DECREASE IN CASH AND CASH EQUIVALENTS	$—	$—	$—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, expect share amounts)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2013	19,363,711	$962	$228,644	$(119,180)	$482,624	$593,050
Exercise of stock options	4,165	—	120	—	—	120
Treasury shares at cost	(232,013)	—	—	(8,345)	—	(8,345)
Restricted shares activity	12,137	1	(1)	—	—	—
Stock-based compensation	—	—	4,515	—	—	4,515
Net loss	—	—	—	—	(21,874)	(21,874)
Balance at December 31, 2014	19,148,000	$963	$233,278	$(127,525)	$460,750	$567,466
Treasury shares at cost	(31,252)	—	—	(235)	—	(235)
Restricted shares activity	264,398	11	(10)	—	—	1
Stock-based compensation	—	—	6,256	—	—	6,256
Dissolution of REX	—	—	—	—	(597)	(597)
Net loss	—	—	—	—	(335,048)	(335,048)
Balance at December 31, 2015	19,381,146	$974	$239,524	$(127,760)	$125,105	$237,843
Equity Offering	5,360,000	214	50,221	—	—	50,435
Treasury shares at cost	(63,597)	—	—	(561)	—	(561)
Restricted shares activity	561,051	23	(22)	—	—	1
Stock-based compensation	—	—	6,716	—	—	6,716
Net loss	—	—	—	—	(58,029)	(58,029)
Balance at December 31, 2016	25,238,600	$1,211	$296,439	$(128,321)	$67,076	$236,405

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Contango Oil & Gas Company (collectively with its subsidiaries, “Contango” or the “Company”) is a Houston, Texas based, independent oil and natural gas company. The Company’s business is to maximize production and cash flow from its onshore properties in Texas and Wyoming and offshore properties in the shallow waters of the Gulf of Mexico (“GOM”) and to use that cash flow to explore, develop, exploit, produce and acquire crude oil and natural gas properties in the onshore Texas Gulf Coast and Rocky Mountain regions of the United States.

On October 1, 2013, the Company completed a merger with Crimson Exploration Inc. ("Crimson") (the “Merger”). The Company historically focused operations in the GOM, but the Merger with Crimson has given the Company access to lower risk, long life resource plays. Due to the current challenging commodity price environment, the Company focused its 2016 capital program on: (i) the preservation of its strong and flexible financial position, including limiting its overall capital expenditure budget to internally generated cash flow; (ii) the identification of opportunities for cost and production efficiencies in all areas of its operations; and (iii) maintaining core leases and continuing to identify new resource potential opportunities internally and, where appropriate, through acquisition. As a result, the Company’s activity was limited to completing its third well targeting the Muddy Sandstone formation. During the third quarter of 2016, the Company acquired acreage in the Southern Delaware Basin in Pecos County, Texas and began drilling its initial well in October 2016, with first production from that well occurring in late January 2017. The Company currently has three subsequent Southern Delaware Basin wells in varying stages of drilling or completion and  expects the Southern Delaware Basin position to be the primary focus of its drilling program in 2017.

Additionally, the Company has (i) a 37% equity investment in Exaro Energy III LLC (“Exaro”) that is primarily focused on the development of proved natural gas reserves in the Jonah Field in Wyoming; (ii) operated properties producing from various conventional formations in various counties along the Texas Gulf Coast; and (iii) operated producing properties in the Haynesville Shale, Mid Bossier and James Lime formations in East Texas. On December 30, 2016, the Company completed the sale of all of its Colorado assets, primarily located in the Adams and Weld counties.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Contango Oil & Gas Company and its subsidiaries, after elimination of all material intercompany balances and transactions. All wholly-owned subsidiaries are consolidated. Oil and gas exploration and development affiliates which are not controlled by the Company, such as Republic Exploration LLC (“REX”), are proportionately consolidated. REX was dissolved as of December 31, 2015.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates include oil and gas revenues, income taxes, stock-based compensation, reserve estimates, impairment of natural gas and oil properties, valuation of derivatives and accrued liabilities. Actual results could differ from those estimates.

Revenue Recognition

Revenues from the sale of natural gas and oil produced are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, production imbalance occurs. If production imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. As of December 31, 2016, 2015 and 2014, the Company had no significant imbalances.

Cash Equivalents

Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of December 31, 2016, the Company had no cash and cash equivalents, as cash balances at the end of each day are transferred to reduce outstanding debt under our revolving credit facility to minimize debt service costs. Under the Company’s cash management system, checks issued but not yet presented to banks by the payee frequently result in book overdraft balances for accounting purposes and are classified in accounts payable in the consolidated balance sheets. At December 31, 2016, accounts payable included $3.5 million representing outstanding checks that had not been presented for payment net of cash balance in the bank as of December 31, 2016. At December 31, 2015, accounts payable included $6.8 million representing outstanding checks that had not been presented for payment net of cash balance in the bank as of December 31, 2015.

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

The allowance for doubtful accounts is an estimate of the losses in the Company’s accounts receivable. The Company periodically reviews the accounts receivable from customers for any collectability issues. An allowance for doubtful accounts is established based on reviews of individual customer accounts, recent loss experience, current economic conditions and other pertinent factors. Amounts deemed uncollectible are charged to the allowance.

Accounts receivable allowance for bad debt was $0.7 million as of December 31, 2016 and 2015. At December 31, 2016 and 2015, the carrying value of the Company’s accounts receivable approximated fair value.

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

Impairment of Oil and Gas Properties

When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the estimated future undiscounted cash flows, based on the Company’s estimate of future reserves, natural gas and oil prices, operating costs and production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to its fair value. The factors used to determine fair value include, but are not limited to, estimates of proved and probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Additionally, the Company may use appropriate market data to determine fair value. For the year ended December 31, 2016, the Company recorded an impairment expense of approximately $0.7 million related to proved properties. For the year ended December 31, 2015, the Company recorded an impairment expense of approximately $269.6 million related to proved properties. Approximately $235.8 million of this amount was attributable to the Madison/Grimes counties and Zavala/Dimmit/Karnes counties properties. For the year ended December 31, 2014, the Company recorded an impairment expense of approximately $11.4 million related to proved properties. Of this amount, $7.7 million related to South Timbalier 17 and $3.7 million related to the Tuscaloosa Marine Shale (“TMS”), a shale play in central Louisiana and Mississippi.

Unproved properties are reviewed quarterly to determine if there has been an impairment of the carrying value, and any such impairment is charged to expense in the period. During the year ended December 31, 2016, the Company recognized impairment expense of approximately $6.8 million related to unproved properties in Fayette and Gonzales counties, Texas and $2.9 million related to unproved acreage in Natrona County, Wyoming. During the year ended December 31, 2015, the Company recognized impairment expense of approximately $16.3 million related to impairment and partial impairment of certain unproved properties and onshore prospects due primarily to the sustained low commodity price environment and expiring leases. Approximately $9.3 million of this amount related to unproved lease cost amortization of properties in Fayette and Gonzales counties, Texas.

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

Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs, changes in the risk-free rate or changes in the remaining lives of the wells or if federal or state regulators enact new plugging and abandonment requirements. At the time of abandonment, the Company recognizes a gain or loss on abandonment to the extent that actual costs do not equal the estimated costs. This gain or loss on abandonment is included in impairment and abandonment of oil and gas properties expense. See Note 11 - "Asset Retirement Obligation" for additional information.

Income Taxes

The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have significant uncertain tax positions as of December 31, 2016. The amount of unrecognized tax benefits did not materially change from December 31, 2015. The amount of unrecognized tax benefits may change in the next twelve months; however, the Company does not expect the change to have a significant impact on its financial position or results of operations. The Company includes interest and penalties in interest income and general and administrative expenses, respectively, in its statement of operations.

The Company files income tax returns in the United States and various state jurisdictions. The Company’s federal tax returns for 1998 – 2015, and state tax returns for 2010 – 2015, remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed.

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

Debt Issuance Costs

Debt issuance costs incurred are capitalized and subsequently amortized over the term of the related debt. During the year ended December 31, 2013, the Company initially incurred $2.2 million of debt issuance costs relating to the new RBC credit facility entered into in conjunction with the Merger with Crimson. The debt issuance costs were to be amortized over the original four year term of the credit line. In connection with RBC Credit Facility amendment in May 2016, the Company incurred an additional $1.0 million of debt issuance costs. As of December 31, 2016, the remaining balance of these debt issuance costs was $1.3 million, which will be amortized through October 1, 2019, with amortization expense included in the DD&A line item in the Company's income statement for the years ended December 31, 2016, 2015 and 2014.

Stock-Based Compensation

The Company applies the fair value based method to account for stock based compensation. Under this method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the requisite service period, which generally aligns with the award vesting period. The Company classifies the benefits of tax deductions in excess of the compensation cost recognized for the options (excess tax benefit) as financing cash flows. The fair value of each restricted stock award is estimated as of the date of grant. The fair value of the Performance Stock Units is estimated as of the date of grant using the Monte Carlo simulation pricing model.

Inventory

Inventory primarily consists of casing and tubing which will be used for drilling or completion of wells. Inventory is recorded at the lower of cost or market using specific identification method.

Derivative Instruments and Hedging Activities

The Company accounts for its derivative activities under the provisions of ASC 815, Derivatives and Hedging (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. From time to time, the Company hedges a portion of its forecasted oil and natural gas production. Derivative contracts entered into by the Company have consisted of transactions in which the Company hedges the variability of cash flow related to a forecasted transaction using variable to fixed swaps and collars. The Company elected to not designate any of its derivative positions for hedge accounting. Accordingly, the net change in the mark-to-market valuation of these positions as well as all payments and receipts on settled derivative contracts are recognized in "Gain (loss) on derivatives, net" on the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014. Derivative instruments with settlement dates within one year are included in current assets or liabilities, whereas derivative instruments with settlement dates exceeding one year are included in non-current assets or liabilities. The Company calculates a net asset or liability for current and non-current derivative instruments for each counterparty based on the settlement dates within the respective contracts. See Note 6 - "Derivative Instruments" for additional information.

Subsidiary Guarantees

Contango Oil & Gas Company, as the parent company (the “Parent Company”), filed a registration statement on Form S-3 with the SEC to register, among other securities, debt securities that the Parent Company may issue from time to time. Crimson Exploration Inc., Crimson Exploration Operating, Inc., Contango Energy Company, Contango Operators, Inc., Contango Mining Company, Conterra Company, Contaro Company, Contango Alta Investments, Inc., Contango Venture Capital Corporation, Contango Rocky Mountain Inc. and any other of the Company’s future subsidiaries specified in the prospectus supplement (each a “Subsidiary Guarantor”) are Co-Registrants with the Parent Company under the registration statement, and the registration statement also registered guarantees of debt securities by the Subsidiary Guarantors. The Subsidiary Guarantors are wholly-owned by the Parent Company, either directly or indirectly, and any guarantee by the Subsidiary Guarantors will be full and unconditional. The Parent Company has no assets or operations independent of the Subsidiary Guarantors, and there are no significant restrictions upon the ability of the Subsidiary Guarantors to distribute funds to the Parent Company. The Parent Company has one other wholly-owned subsidiary that is inactive. Finally, the Parent Company’s wholly-owned subsidiaries do not have restricted assets that exceed 25% of net assets as of the most recent fiscal year end that may not be transferred to the Parent Company in the form of loans, advances or cash dividends by such subsidiary without the consent of a third party.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-15: Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The main objective of this update is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight cash flow updates relate to the following issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interest in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The provisions of this accounting update are not expected to have a material impact on the Company’s presentation of cash flows.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02: Leases (Topic 842) (ASU 2016‑02). The main objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities arising from leases on the balance sheet. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public entities, ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early application is permitted. The Company will continue to assess the impact this may have on its financial position, results of operations, and cash flows.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15: Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 asserts that management should evaluate whether there are relevant conditions or events that are known and reasonably knowable that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued when applicable. If conditions or events at the date the financial statements are issued raise substantial doubt about an entity’s ability to continue as a going concern, disclosures are required which will enable users of the financial statements to understand the conditions or events as well as management’s evaluation and plan to mitigate those conditions and events. ASU 2014-15 became effective for the annual period ending after December 15, 2016. The provisions of this accounting update did not have a material impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Several additional standards related to revenue recognition have been issued that amend the original standard, with most providing additional clarification.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year. That new standard is now effective for annual reporting periods beginning after December 15, 2017. The Company is currently determining the impact of the new revenue recognition standard on its contracts. The Company’s revenue contracts are primarily normal purchase/sale contracts and as such, the Company does not expect that the new revenue recognition standard will have a material impact on the Company’s financial statements upon adoption.  The Company expects to use the modified retrospective method to adopt the standard, meaning the cumulative effect of initially applying the standard will be recognized at the date of the adoption of the standard.

3. Concentration of Credit Risk

The customer base for the Company is concentrated in the natural gas and oil industry. Major purchasers of the Company’s natural gas, oil and natural gas liquids for the year ended December 31, 2016 were ConocoPhillips Company (45.9%), Sunoco Inc. (14.2%), Shell Trading US Company (10.6%), Energy Transfer Company (5.1%) and Enterprise Products Operating LLC (3.6%). The Company’s sales to these companies are not secured with letters of credit and in the event of non-payment, the Company could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on the Company’s financial position. There are numerous other potential purchasers of the Company’s production.

4. Acquisitions, Dispositions and Gains from Affiliates

Southern Delaware Basin Acquisition

In July 2016, the Company purchased one-half of the seller’s interest in approximately 12,100 gross undeveloped acres (approximately 5,000 net acres) in the Southern Delaware Basin of Texas (the “Acquisition”) for up to $25 million. The purchase price was comprised of $10 million in cash paid on July 26, 2016, plus $10 million in carried well costs expected to be paid over the first six wells, plus, contingent upon success, $5 million for spud bonuses to be paid over the next 14 wells, which would increase the total consideration to $25 million. As of December 31, 2016, the Company has increased its acreage in this area to 12,500 gross operated acres (6,250 net).

Colorado Property Sale

On December 30, 2016, all of the Company’s non-core Colorado assets were sold to an independent oil and gas company for an aggregate purchase price of $5.0 million, subject to normal post-closing adjustments. The properties consisted of the Company’s approximately 16,000 gross (11,200 net) acres primarily in Adams and Weld counties, Colorado and associated producing vertical wells.

5. Fair Value Measurements

Pursuant to ASC 820, Fair Value Measurements and Disclosures (ASC 820), the Company's determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company's consolidated balance sheets, but also the impact of the Company's nonperformance risk on its own liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

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

Derivatives are recorded at fair value at the end of each reporting period. The Company records the net change in the fair value of these positions in "Gain (loss) on derivatives, net" in the Company's consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted markets prices and implied volatility factors related to changes in the forward curves. See Note 6 - "Derivative Instruments" for additional discussion of derivatives.

During the year ended December 31, 2016, the Company's derivative contracts were with major financial institutions with investment grade credit ratings which were believed to have a minimal credit risk. As such, the Company was exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company did not anticipate any nonperformance. The counterparties to the Company's current and previous derivative contracts are lenders in the Company's RBC Credit Facility. The Company did not post collateral under any of these contracts as they were secured under the RBC Credit Facility.

Estimates of the fair value of financial instruments are made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company's RBC Credit Facility approximates carrying value because the interest rate approximates current market rates and are re-set at least every three months. See Note 12 - "Long-Term Debt" for further information.

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

6. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations, such as commodity price risk. Derivative contracts are utilized to hedge the Company's exposure to price fluctuations and reduce the variability in the Company's cash flows associated with anticipated sales of future oil and natural gas production. The Company believes that derivative arrangements, although not free of risk, allow us to achieve a more predictable cash flow and to reduce exposure to commodity price fluctuations. However, derivative arrangements limit the benefit of increases in the prices of crude oil, natural gas and natural gas liquids sales. Moreover, the Company’s derivative arrangements apply only to a portion of its production and provide only partial protection against declines in commodity prices. Such arrangements may expose us to risk of financial loss in certain circumstances. The Company continuously reevaluates its hedging programs in light of changes in production, market conditions and commodity price forecasts.

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

The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, derivatives are carried at fair value on the consolidated balance sheets as assets or liabilities, with the changes in the fair value included in the consolidated statements of operations for the period in which the change occurs. The Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in "Gain (loss) on derivatives, net" on the consolidated statements of operations. See Note 5 – “Fair Value Measurements” for additional information.

There were no derivative contracts in place as of December 31, 2015 and 2014. The Company had the following financial derivative contracts in place as of December 31, 2016:

Commodity	Period	Derivative	Volume/Month	Price/Unit (1)
Natural Gas	Jan - July 2017	Collar	400,000 MMBtus	$2.65 - 3.00
Natural Gas	Aug - Oct 2017	Collar	200,000 MMBtus	$2.65 - 3.00
Natural Gas	Nov - Dec 2017	Collar	400,000 MMBtus	$2.65 - 3.00

Natural Gas	Jan - July 2017	Swap	300,000 MMBtus	$3.51
Natural Gas	Aug - Oct 2017	Swap	70,000 MMBtus	$3.51
Natural Gas	Nov - Dec 2017	Swap	300,000 MMBtus	$3.51

Oil	Jan - July 2017	Swap	9,000 Bbls	$53.95
Oil	Aug - Oct 2017	Swap	6,000 Bbls	$53.95
Oil	Nov - Dec 2017	Swap	8,000 Bbls	$53.95

Oil	Jan - Dec 2017	Swap	9,000 Bbls	$56.20

(1)	Commodity price derivatives are based on Henry Hub NYMEX natural gas prices and West Texas Intermediate oil prices, as applicable.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of December 31, 2016 (in thousands):

	Gross	Netting (1)	Total
Assets	$—	$—	$—
Liabilities	$3,446	$—	$3,446

(1)	Represents counterparty netting under agreements governing such derivatives.

The following table summarizes the effect of derivative contracts on the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
Contract Type	2016	2015	2014
Crude oil contracts	$1,814	$2,348	$276
Natural gas contracts	—	—	(1,560)
Realized gain (loss)	$1,814	$2,348	$(1,284)

Crude oil contracts	$—	$—	$1,183
Natural gas contracts	(3,446)	—	(52)
Unrealized gain (loss)	$(3,446)	$—	$1,131
Gain (loss) on derivatives, net	$(1,632)	$2,348	$(153)

7. Stock Based Compensation

As of December 31, 2016, the Company had in place the Contango Oil & Gas Company Amended and Restated 2009 Incentive Compensation Plan (“the 2009 Plan”) which allows for stock options, restricted stock or performance stock units to be awarded to officers, directors and employees as a performance-based award.

Amended and Restated 2009 Incentive Compensation Plan

On April 10, 2014, the Board amended and restated the Company’s then existing incentive compensation plan through the adoption of the 2009 Plan. The 2009 Plan provides for both cash awards and equity awards to officers, directors, employees or consultants of the Company. Awards made under the 2009 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board.

Under the terms of the 2009 Plan, up to 1,500,000 shares of the Company’s common stock may be issued for plan awards. Stock options under the 2009 Plan must have an exercise price of each option equal to or greater than the market price of the Company’s common stock on the date of grant. The Company may grant officers and employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, can only be stock options that are not qualified as incentive stock options. Options granted generally expire after five or ten years. The vesting schedule for all equity awards varies from immediately to over a four-year period. Exclusive of Performance Stock Units, as of December 31, 2016, the Company had approximately 0.3 million shares of equity awards available for future grant under the 2009 Plan. We will need shareholder approval to amend the 2009 plan to authorize more shares.

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

2005 Stock Incentive Plan

The 2005 Plan was adopted by the Company's Board in conjunction with the Merger with Crimson. This plan expired on February 25, 2015, and therefore, no additional shares are available for grant.

Stock Options

During the years ended December 31, 2016, 2015 and 2014, the Company did not issue any stock options.

A summary of stock options as of and for the years ended December 31, 2016,  2015 and 2014 is presented in the table below (dollars in thousands, except per share data):

	Year Ended December 31,
	2016		2015		2014
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of the period	116,461	$55.03	129,934	$53.85	135,107	$53.00
Exercised	—	$—	—	$—	(4,165)	$28.93
Canceled / Forfeited	(4,556)	$42.92	(13,473)	$43.65	(1,008)	$42.39
Outstanding, end of year	111,905	$55.53	116,461	$55.03	129,934	$53.85
Aggregate intrinsic value	$—		$—		$4

Exercisable, end of year	111,905	$55.53	116,461	$55.03	129,934	$53.85
Aggregate intrinsic value	$—		$—		$4
Available for grant, end of the period	323,172		885,449		1,143,006
Weighted average fair value of options granted during the period	$—		$—		$—

Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the years ended December 31, 2016 and 2015, there was no excess tax benefit recognized.  For the year ended December 31, 2014, there was an insignificant excess tax benefit recognized. See Note 2 – "Summary of Significant Accounting Policies".

Compensation expense related to employee stock option grants are recognized over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model.

During the years ended December 31, 2016, 2015 and 2014, the Company did not recognize any stock option expense. The aggregate intrinsic value of stock options exercised/forfeited during the years ended December 31, 2016, 2015 and 2014 was approximately zero,  zero and $59,009, respectively.

Restricted Stock

During the year ended December 31, 2016, the Company issued 489,805 restricted stock awards to new and existing employees, which vest over three or four years, an additional 49,460 restricted stock awards to the members of the board of directors which vest on the one-year anniversary of the date of grant, plus an additional 40,876 immediately vested shares to employees and board members as a result of temporarily deferring 10% of 2015 employee salaries and director fees. During the year ended December 31, 2016, 19,090 restricted stock awards were forfeited by former employees. The weighted average fair value of the restricted shares granted during the year was $10.99, with a total grant date fair value of approximately $6.4 million after adjustment for estimated weighted average forfeiture rate of 4.2%.

During the year ended December 31, 2015, the Company issued 249,917 restricted stock awards to new and existing employees, which vest over four years, plus an additional 27,204 restricted stock awards to the members of the board of directors which vest on the one-year anniversary of the date of grant. During the year ended December 31, 2015, 12,723 restricted stock awards were forfeited by former employees. The weighted average fair value of the restricted shares granted during the year was $21.83, with a total grant date fair value of approximately $6.1 million after adjustment for estimated weighted average forfeiture rate of 4.9%.

During the year ended December 31, 2014, the Company issued 10,714 restricted stock awards to new and existing employees, which vest over four years, plus an additional 15,672 restricted stock awards to the board of directors which vest on the one-year anniversary of the date of grant. During the year ended December 31, 2014, 14,249 restricted stock awards were forfeited by former employees. The weighted average fair value of the restricted shares granted during the year was $40.83, with a total grant date fair value of approximately $1.1 million after adjustment for estimated weighted average forfeiture rate of 2.2%.

Restricted stock activity as of December 31, 2016, 2015 and 2014 and for the years then ended is presented in the table below (dollars in thousands, except per share data):

	2016			2015			2014
		Weighted	Aggregate		Weighted	Aggregate		Weighted	Aggregate
	Restricted	Average	Intrinsic	Restricted	Average	Intrinsic	Restricted	Average	Intrinsic
	Shares	Fair Value	Value	Shares	Fair Value	Value	Shares	Fair Value	Value
Outstanding, beginning of the period	337,165	$28.16	$2,161	209,962	$43.86	$6,139	292,632	$44.38	$13,830
Granted	580,141	10.99	6,375	277,121	21.83	6,049	26,386	40.83	1,073
Vested	(260,058)	24.51	2,422	(137,195)	39.35	1,169	(94,807)	44.11	3,454
Canceled / Forfeited	(19,090)	22.03	202	(12,723)	32.97	154	(14,249)	47.30	579
Not vested, end of the period	638,158	14.22	5,960	337,165	28.16	2,161	209,962	43.86	6,139
Vested, end of the period	—	—	—	—	—	—	—	—	—
Expected to vest, end of the period	590,511	14.28	5,515	312,986	28.17	2,006	192,570	43.84	5,631

The Company recognized approximately $7.7 million, $6.5 million and $4.5 million in stock compensation expense during the years ended December 31, 2016, 2015 and 2014, respectively, for restricted shares granted to its officers, employees and directors. An additional $6.7 million of compensation expense will be recognized over the remaining vesting period.

Performance Stock Units

In October 2016, the Company issued 285,800 Performance Stock Units (“PSUs”) to all employees as part of its LTIP, at a fair value of $16.32 per unit, using the Monte Carlo simulation method.  In November 2016, the Company issued an additional 6,699 PSUs to new employees, at a fair value of $13.06 per unit using the Monte Carlo simulation model.  PSUs represent a contractual right to receive shares of the Company's common stock. The settlement of PSUs may range from 0% to 200% of the targeted number of PSUs stated in the agreement contingent upon the achievement of certain share price appreciation targets as compared to a peer group index. The PSUs vest and settlement is determined after a three year period.

Compensation expense associated with PSUs is based on the grant date fair value of a single PSU as determined using the Monte Carlo simulation model which utilizes a stochastic process to create a range of potential future outcomes given a variety of inputs. As the Compensation Committee intends to settle the PSUs with shares of the Company's common stock after three years, the PSU awards are accounted for as equity awards and the fair value is calculated on the grant date. The simulation model calculates the payout percentage based on the stock price performance over the performance period. The concluded fair value is based on the average achievement percentage over all the iterations. The resulting fair value expense is amortized over the life of the PSU award.

8. Share Repurchase Program

In September 2011, the Company’s board of directors approved a $50 million share repurchase program. All shares are to be purchased in the open market or through privately negotiated transactions. Purchases are made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market, and when the Company believes its stock price to be undervalued. Repurchased shares of common stock became authorized but unissued shares, and may be issued in the future for general corporate and other purposes. During the year ended December 31, 2014, the Company purchased 205,457 shares at an average price of $35.89 per share, for a total of approximately $7.4 million. No shares were purchased during the years ended December 31, 2016 and 2015. As of December 31, 2016, the Company had $31.8 million available under the share repurchase program for future purchases.

In October 2014, the Company amended its revolving credit facility with Royal Bank of Canada to, among other things, allow for share repurchases subject to certain conditions. The Company is currently in compliance with these conditions.

9. Other Financial Information

The following table provides additional detail for accounts receivable, prepaids, and accounts payable and accrued liabilities which are presented on the consolidated balance sheets (in thousands):

	December 31,	December 31,
	2016	2015
Accounts receivable:
Trade receivables	$8,424	$7,530
Receivable for Alta Resources distribution	1,993	1,993
Joint interest billings	3,519	7,366
Income taxes receivable	91	2,868
Other receivables	3,395	1,448
Allowance for doubtful accounts	(695)	(701)
Total accounts receivable	$16,727	$20,504

Prepaid expenses and other:
Prepaid insurance	$1,086	$900
Other	701	328
Total prepaid expenses and other	$1,787	$1,228

Accounts payable and accrued liabilities:
Royalties and revenue payable	$16,920	$17,906
Advances from partners	5,792	950
Accrued exploration and development	11,176	3,659
Accrued carried well costs	7,155	—
Trade payables	5,406	8,053
Accrued general and administrative expenses	5,016	2,596
Other accounts payable and accrued liabilities	3,670	3,194
Total accounts payable and accrued liabilities	$55,135	$36,358

Included in the table below is supplemental information about non-cash transactions during the years ended December 31, 2016, 2015 and 2014, in thousands:

	Year Ended December 31,
	2016	2015	2014
Cash payments:
Interest payments	$3,806	$3,147	$2,786
Income tax payments (refunds), net of cash refunds	(2,089)	(180)	241
Non-cash items excluded from investing activities in the consolidated statements of cash flows:
Increase (decrease) in accrued capital expenditures	14,672	(22,879)	8,735
Assets acquired & liabilities assumed in the Merger:
Proved natural gas and oil properties	—	—	2,517
Asset retirement obligations	—	—	(2,517)

10. Investment in Exaro Energy III LLC

Through the Company’s wholly-owned subsidiary, Contaro Company (“Contaro”), the Company has committed to invest up to $67.5 million in Exaro for an ownership interest of approximately 37%. The aggregate commitment of all the Exaro investors was approximately $183 million. The Company did not make any contributions during the year ended December 31, 2016. As of December 31, 2016, the Company had invested approximately $46.9 million. The Company has no plans to invest additional funds in Exaro, and the commitment to invest in Exaro expires on March 31, 2017.

The following table presents condensed balance sheet data for Exaro as of December 31, 2016 and December 31, 2015. The balance sheet data was derived from the Exaro balance sheet as of December 31, 2016 and December 31,

2015 and was not adjusted to represent Contango’s percentage of ownership interest in Exaro. Contango’s share in the equity of Exaro at December 31, 2016 was approximately $15.7 million.

	December 31,	December 31,
	2016	2015
	(in thousands)
Current assets (1)	$25,296	$23,664
Non-current assets:
Net property and equipment	90,621	101,459
Gas processing deposit	1,150	—
Other non-current assets	8	486
Total non-current assets	91,779	101,945
Total assets	$117,075	$125,609

Current liabilities (2)	$65,694	$5,272
Non-current liabilities:
Long-term debt	—	78,500
Other non-current liabilities	8,106	2,891
Total non-current liabilities	8,106	81,391
Members' equity	43,275	38,946
Total liabilities & members' equity	$117,075	$125,609

(1)	Approximately $19.6 million of current assets as of December 31, 2016 is cash.

(2)	Approximately $59.3 million of current liabilities as of December 31, 2016 is the Senior Loan facility maturing September 26, 2017.

The following table presents the condensed results of operations for Exaro for the years ended December 31, 2016, 2015 and 2014. The results of operations for the years ended December 31, 2016, 2015 and 2014 were derived from Exaro's financial statements for the respective periods. The income statement data below was not adjusted to represent Contango’s ownership interest but rather reflects the results of Exaro as a Company. The Company's share in Exaro's results of operations recognized for the years ended December 31, 2016, 2015 and 2014 was a gain of $1.5 million, net of no tax expense; a loss of $30.6 million, net of tax benefit of $16.5 million; and a gain of $6.9 million, net of tax expense of $3.8 million, respectively.

	Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Production:
Oil (MBbls)	127	166	170
Gas (MMcf)	10,626	13,059	13,355
Total (Mmcfe)	11,388	14,055	14,375

Oil and natural gas sales	$30,028	$40,474	$79,536
Other gain (loss)	(3,889)	6,358	5,069
Less:
Lease operating expenses	15,846	20,922	22,452
Depreciation, depletion, amortization & accretion	10,644	29,417	26,036
Impairment expense	—	118,000	—
General & administrative expense	3,123	3,255	3,484
Income (loss) from continuing operations	(3,474)	(124,762)	32,633
Net other income (expense)	7,900	(2,910)	(3,861)
Net income (loss)	$4,426	$(127,672)	$28,772

Included in Other gain (loss) are realized and unrealized gain (losses) attributable to derivatives, whose value is likely to change based on future oil and gas prices. Exaro's results of operations do not include income taxes, because Exaro is treated as a partnership for tax purposes.

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

Activities related to the Company’s ARO during the year ended December 31, 2016 and 2015 were as follows (in thousands):

	Year Ended December 31,
	2016	2015

Balance as of the beginning of the period	$27,109	$25,746
Liabilities incurred during period	69	349
Liabilities settled during period	(707)	(254)
Accretion	1,187	1,219
Sales	(851)	—
Change in estimate	119	167
Other adjustments	—	(118)
Balance as of the end of the period	$26,926	$27,109

All of the total liabilities incurred during the years ended December 31, 2016 and 2015 were related to new wells drilled during the period. All of the total liabilities settled during the years ended December 31, 2016 and 2015 were related to wells plugged and abandoned during the period.

12. Long-Term Debt

RBC Credit Facility

In October 2013, the Company entered into a $500 million four-year secured revolving credit facility with Royal Bank of Canada and other lenders. The borrowing base under the facility is redetermined each November 1 and May 1. Effective May 6, 2016, the RBC Credit Facility was amended to, among other things, extend the maturity of the facility from October 1, 2017 to October 1, 2019, increase the LIBOR, U.S. prime rate and federal funds rate margins to 2.5% - 4.0% and increase the commitment fee to 0.5%, regardless of the amount of the credit facility that is unused. Effective October 28, 2016, the Company’s bank group redetermined the Company’s borrowing base at $140 million, which is unchanged from the redetermination amount on May 6, 2016. Proceeds of the RBC Credit Facility were, or may be used (i) to finance working capital and for general corporate purposes, (ii) for permitted acquisitions, and (iii) to finance transaction expenses in connection with the facility and the Merger.

Initially, the Company incurred $2.2 million of arrangement and upfront fees in connection with the RBC Credit Facility which was to be amortized over the original four-year term of the facility. In May 2016, in connection with the amendment, the Company incurred an additional $1.0 million of arrangement and upfront fees. As of December 31, 2016, the remaining balance of these fees was $1.3 million, which will be amortized through October 1, 2019.

As of December 31, 2016, the Company had $54.4 million outstanding under the RBC Credit Facility, which matures on October 1, 2019, and $1.9 million in outstanding letters of credit. As of December 31, 2015, the Company had $115.4 million outstanding under the RBC Credit Facility and $1.9 million in outstanding letters of credit. As of December 31, 2016, borrowing availability under the RBC Credit Facility was $83.7 million.

The RBC Credit Facility is collateralized by a lien on substantially all the producing assets of the Company and its subsidiaries, including a security interest in the stock of Contango’s subsidiaries and a lien on the Company’s oil and gas properties.

Borrowings under the RBC Credit Facility bear interest at LIBOR, the U.S. prime rate, or the federal funds rate, plus a 2.5% to 4.0% margin, dependent upon the amount outstanding. Additionally, the Company must pay a 0.5% commitment fee regardless of the amount of the credit facility that is unused. Total interest expense under the RBC

Credit Facility, including commitment fees, for the years ended December 31, 2016, 2015 and 2014 was approximately $3.8 million, $3.2 million and $2.7 million, respectively.

The RBC Credit Facility contains restrictive covenants which, among other things, restrict the declaration or payment of dividends by Contango and require a Current Ratio of greater than or equal to 1.0 and a Leverage Ratio of less than or equal to 3.50, both as defined in the RBC Credit Facility Agreement. As of December 31, 2016, the Company was in compliance with all covenants under the RBC Credit Facility, and at current commodity prices, we do not expect any covenant compliance issues over the next twelve months. The RBC Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events.

13. Commitments and Contingencies

Contango pays delay rentals on its offshore leases and leases its office space and certain other equipment. Effective October 1, 2013, the Company moved its corporate offices to 717 Texas Avenue in downtown Houston, Texas, under a lease that expires March 31, 2019. The Company remained responsible for the rent at its previous corporate office at 3700 Buffalo Speedway in Houston, Texas, through February 29, 2016; however, effective January 1, 2014, it subleased the previous corporate offices through February 29, 2016 and recovered the substantial majority of the rent it paid at that location.

As of December 31, 2016, minimum future lease payments for delay rentals and operating leases for Contango’s fiscal years are as follows (in thousands):

Fiscal years ending December 31,
2017	$3,092
2018	2,105
2019	551
2020	127
2021	110
2022 and thereafter	109
Total	$6,094

The amounts incurred under operating leases and delay rentals during the years ended December 31, 2016, 2015, and 2014 were approximately $5.4 million, $6.3 million and $6.0 million, respectively. As of December 31, 2016, the Company’s commitment for potential future equity contributions with Exaro Energy III, LLC to develop onshore natural gas assets, was $20.6 million, which expires on March 31, 2017.

Throughput Contract Commitment

The Company signed a throughput agreement with a third party pipeline owner/operator that constructed a line in our Southeast Texas area that allows us to defray the cost of building a pipeline. The Company currently forecasts that monthly gas volume deliveries through this line in our Southeast Texas area will not meet minimum throughput requirements under the agreement. Without further development in that area, the volume deficiency will continue through the expiration of the throughput commitment in March 2020. The throughput deficiency fee is paid in March of each calendar year. As of December 31, 2016, the Company estimates that the net deficiency fee will be in the range of $0.7 to $1.2 million annually for the remaining contract period, based upon forecasted production volumes from existing proved producing reserves only, assuming no future development during this commitment period. Based upon the current commodity price market and our short term strategic drilling plans, the Company recorded a loss contingency of $1.2 million as of December 31, 2016. The Company will continue to assess this commitment in light of our drilling and development plans for this area.

Legal Proceedings

From time to time, the Company is involved in legal proceedings relating to claims associated with its properties, operations or business or arising from disputes with vendors in the normal course of business, including the material matters discussed below.

In July 2010, several parties associated with a limited partnership, formed to invest in oil and gas properties, that was dissolved in 1995 filed suit against a subsidiary of the Company and several co-defendants in district court for Madison County in Texas. The plaintiffs claim to own or have rights in certain oil and gas properties situated in Madison County, Texas by virtue of the partnership having interests in addition to those it held of record at the time of its dissolution, which were distributed to the partners in connection with such dissolution. A predecessor of the subsidiary of the Company involved in this case acquired a portion of the interests now claimed by the plaintiffs from a successor to the general partner of the aforementioned partnership in 2000. The plaintiffs’ expert has provided a range of estimated monetary damages of up to approximately $9.4 million as to the Company’s subsidiary. The Company is vigorously defending this lawsuit and believes that it has meritorious defenses.

In November 2010, a subsidiary of the Company, several predecessor operators and several product purchasers were named in a lawsuit filed in the District Court for Lavaca County in Texas by an entity alleging that it owns a working interest in two wells that has not been recognized by the Company or by predecessor operators to which the Company had granted indemnification rights. In dispute is whether ownership rights were transferred through a number of decade-old poorly documented transactions. Based on prior summary judgments, the trial court has entered a final judgment in the case in favor of the plaintiffs for approximately $5.3 million, plus post-judgment interest. The Company is vigorously defending this lawsuit, believes that it has meritorious defenses and is appealing the trial court’s decision to the applicable state Court of Appeals.

In September 2012, a subsidiary of the Company was named as defendant in a lawsuit filed in district court for Harris County in Texas involving a title dispute over a 1/16th mineral interest in the producing intervals of certain wells operated by the Company in the Catherine Henderson “A” Unit in Liberty County in Texas. This case was subsequently transferred to the district court for Liberty County, Texas and combined with a suit filed by other parties against the plaintiff claiming ownership of the disputed interest. The plaintiff has alleged that, based on its interpretation of a series of 1972 deeds, it owns an additional 1/16th unleased mineral interest in the producing intervals of these wells on which it has not been paid (this claimed interest is in addition to a 1/16th unleased mineral interest on which it has been paid). The Company has made royalty payments with respect to the disputed interest in reliance, in part, upon leases obtained from successors to the grantors under the aforementioned deeds, who claim to have retained the disputed mineral interests thereunder. The plaintiff previously alleged damages of approximately $10.7 million although the plaintiff’s claim increases as additional hydrocarbons are produced from the subject wells. The trial court has entered judgment in favor of the Company’s subsidiary and the successors to the grantors under the aforementioned deeds. The plaintiff is appealing the trial court’s decision to the applicable state Court of Appeals. The Company is vigorously defending this lawsuit and believes that it has meritorious defenses. The Company believes if this matter were to be determined adversely, amounts owed to the plaintiff could be partially offset by recoupment rights the Company may have against other working interest and/or royalty interest owners in the unit.

Mineral interest owners in South Louisiana filed suit against a subsidiary of the Company and several co-defendants in April 2013 in the 31st Judicial District Court situated in Jefferson Davis Parish, Louisiana alleging failure to act as a reasonably prudent operator, failure to explore, waste, breach of contract, etc. in connection with two wells located in Jefferson Davis Parish. The parties reached a settlement on terms favorable to the Company and its co-defendants in late 2016 and this case has been dismissed.

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

Employment Agreements

In connection with the successful completion of the Merger, Contango entered into employment agreements with each of Allan D. Keel, E. Joseph Grady, A. Carl Isaac, Jay S. Mengle and Thomas H. Atkins, all of which became effective on October 1, 2013. On November 30, 2016, the Company and Mr. Keel, Mr. Grady, Mr. Mengle and Mr. Atkins entered into Amended and Restated Employment Agreements (“Employment Agreements”). The Employment Agreements provide for an initial term of three years for Messrs. Keel and Grady and an initial term of two years for Messrs. Mengle and Atkins. Each of the Employment Agreements will automatically renew for additional one year terms, unless Contango or the executive provides prior notice of intention not to extend the agreement.

Under the Employment Agreements, Mr. Keel is entitled to a base salary of $600,000, Mr. Grady is entitled to a base salary of $400,000, Mr. Mengle is entitled to a base salary of $300,000 and Mr. Atkins is entitled to a base salary of $310,000. The Employment Agreements provide that each executive shall participate in the Company’s CIBP and LTIP. With respect to the CIBP, the Employment Agreements provide that the executives are eligible to receive an annual cash incentive bonus with a target award level of 100% for Messrs. Keel and Grady and 80% for Messrs. Mengle and Atkins, of such executive’s base salary, under such terms and conditions as the Company may determine each applicable year. With respect to the LTIP, the Employment Agreements provide that the executives are eligible to participate in the Company’s equity compensation plan for each calendar year in which the executive is employed by the Company, under such terms and conditions as the Company may determine in each applicable year.

14. Net Loss Per Common Share

A reconciliation of the components of basic and diluted net loss per common share for the years ended December 31, 2016, 2015 and 2014 is presented below (in thousands):

	Year Ended December 31, 2016
	Net Loss	Shares	Per Share
Basic Earnings per Share:
Net loss attributable to common stock	$(58,029)	21,424	$(2.71)
Diluted Earnings per Share:
Effect of potential dilutive securities:
Stock options, weighted average of incremental shares	—	—	—
Net loss attributable to common stock	$(58,029)	21,424	$(2.71)

	Year Ended December 31, 2015
	Net Loss	Shares	Per Share
Basic Earnings per Share:
Net loss attributable to common stock	$(335,048)	18,965	$(17.67)
Diluted Earnings per Share:
Effect of potential dilutive securities:
Stock options, weighted average of incremental shares	—	—	—
Net loss attributable to common stock	$(335,048)	18,965	$(17.67)

	Year Ended December 31, 2014
	Net Loss	Shares	Per Share
Basic Earnings per Share:
Net loss attributable to common stock	$(21,874)	19,059	$(1.15)
Diluted Earnings per Share:
Effect of potential dilutive securities:
Stock options, weighted average of incremental shares	—	—	—
Net loss attributable to common stock	$(21,874)	19,059	$(1.15)

The numerator for basic earnings per share is net loss attributable to common stockholders. The numerator for diluted earnings per share is net loss available to common stockholders.

Potential dilutive securities (stock options and PSUs) have not been considered when their effect would be antidilutive. The potentially dilutive shares, including both stock options, restricted shares and PSUs would have been 1,282,957 shares for the year ended December 31, 2016. The potentially dilutive shares, including both stock options and restricted shares, would have been 453,626 shares for the year ended December 31, 2015. The potentially dilutive shares, including both stock options and restricted stock, would have been 339,896 shares for the year ended December 31, 2014.

15. Income Taxes

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to pretax income as follows (dollars in thousands):

	Year Ended December 31,
	2016		2015		2014

Provision/(benefit) at statutory tax rate	$(20,190)	35.00%	$(148,925)	35.00%	$(11,920)	35.00%
State income tax provision, net of federal benefit	(774)	1.34%	(116)	0.03%	1,028	(3.00)%
Permanent differences	67	(0.12)%	30	(0.01)%	202	(0.60)%
State depletion deductions	—	—%	—	—%	(1,723)	5.10%
Stock based compensation	1,599	(2.77)%	—	—%	—	—%
Valuation allowance	20,026	(34.72)%	55,310	(13.00)%	—	—%
Other	(386)	0.68%	2,008	(0.47)%	230	(0.70)%
Income tax provision /(benefit)	$342	(0.59)%	$(91,693)	21.55%	$(12,183)	35.80%

The effective tax rate for the years ended December 31, 2016 and 2015 varies from the statutory rate primarily as a result of recording a valuation allowance.

The provision (benefit) for income taxes for the periods indicated are comprised of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current tax provision (benefit):
Federal	$(91)	$—	$(392)
State	433	636	478
Total	$342	$636	$86
Deferred tax provision (benefit):
Federal	$—	$(92,329)	$(11,518)
State	—	—	(751)
Total	$—	$(92,329)	$(12,269)
Total tax provision (benefit):
Federal	$(91)	$(92,329)	$(11,910)
State	433	636	(273)
Total	$342	$(91,693)	$(12,183)
Included in gain (loss) from investment in affiliates	$—	$(16,467)	$3,727
Total income tax provision (benefit)	$342	$(75,226)	$(15,910)

The net deferred tax is comprised of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$69,828	$49,249
Income tax credits	908	1,010
Derivative instruments	1,208	—
Deferred compensation	308	498
Oil and gas properties	6,806	12,941
Other	1,477	1,007
Total deferred tax assets before valuation allowance	$80,535	$64,705
Valuation allowance	(77,497)	(57,471)
Net deferred tax assets	$3,038	$7,234

Deferred tax liability:
Oil and gas properties	$—	$—
Investment in affiliates	(3,038)	(7,234)
Other	—	—
Deferred tax liability	$(3,038)	$(7,234)
Total net deferred tax	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the amount of deferred tax liabilities, level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is not more-likely-than-not that it will realize the benefits of these deductible differences and has recorded a valuation allowance of $77.5 million.

As of December 31, 2016, the Company had federal net operating loss (“NOL”) carryforwards of approximately $198.3 million and state NOLs of $20.5 million. The federal NOL carryforwards reported as of December 31, 2014 were acquired in the 2013 Merger with Crimson. A valuation allowance was recorded at the time of the Merger to reflect the impact of Internal Revenue Code Section 382 limitations on the use of the federal NOLs acquired. The federal NOL carryforwards expire at various dates beginning in 2018 and ending in 2036.

ASC 740, Income Taxes (“ASC 740”) prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, an income tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As a result of the Merger, the Company acquired certain tax positions taken by Crimson in prior years. These positions are not expected to have a material impact on results of operations, financial position or cash flows. A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (in thousands):

Unrecognized Tax Benefits
Balance at December 31, 2015	$360
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Additions due to acquisitions	—
Reductions due to a lapse of the applicable statute of limitations	—
Balance at December 31, 2016	$360

The Company's policy is to recognize interest and penalties related to uncertain tax positions as income tax benefit (expense) in the Company’s Consolidated Statements of Operations. The Company had no interest or penalties related to unrecognized tax benefits for the year ended December 31, 2016 or any prior years. The total amount of unrecognized tax benefit if recognized that would affect the effective tax rate was zero.

The Company's tax returns are subject to periodic audits by the various jurisdictions in which the Company operates. These audits can result in adjustments of taxes due or adjustments of the NOL carryforwards that are available to offset future taxable income. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2016.

Generally, the Company's income tax years of 1998 through the current year remain open and subject to examination by Federal tax authorities, and the tax years of 2010 through current remain open and subject to examination by the tax authorities in Texas and Louisiana which are the jurisdictions where the Company carries its principal operations.

16. Related Party Transactions

Olympic Energy Partners

Mr. Joseph J. Romano was elected President and Chief Executive Officer of the Company in December 2012, and named Chairman of the Company in April 2013. Upon the Merger with Crimson on October 1, 2013, Mr. Romano resigned as President and Chief Executive Officer, but continued as Chairman. Mr. Romano is also the President and Chief Executive Officer of Olympic Energy Partners LLC ("Olympic"). Olympic has historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant’s working interest ("WI"), net revenue interest ("NRI") and describe when such interests are earned. Olympic last participated with the Company in the drilling of wells in March 2010, and its ownership in Company-operated wells is limited to its Dutch and Mary Rose wells as follows:

	Olympic
	WI	NRI
Dutch #1 - #5	3.53%	2.84%
Mary Rose #1	3.61%	2.70%
Mary Rose #2 - #3	3.61%	2.58%
Mary Rose #4	2.34%	1.70%
Mary Rose #5	2.56%	1.87%

During the year ended December 31, 2016, Mr. Romano earned $56 thousand for his service as a director of the Company. During the year ended December 31, 2015, Mr. Romano earned $79 thousand for his service as a director of the Company. Additionally, during the year ended December 31, 2016, Mr. Romano received 261 shares of restricted stock, pursuant to the Salary Replacement Program, and an additional 9,892 shares of restricted stock, which vest in one year, as part of Mr. Romano’s board of director compensation. During the year ended December 31, 2015, Mr. Romano received 4,534 shares of restricted stock, which also vest 100% on the one-year anniversary of the date of grant, as part of his board of director compensation. The Company recognized compensation expense of $99 thousand and $99 thousand related to shares granted to Mr. Romano during the years ended December 31, 2016 and 2015, respectively.

Below is a summary of payments the Company received from (paid to) Olympic in the ordinary course of business in its capacity as operator of the wells and platforms for the periods indicated. The Company made and received similar types of payments with other well owners (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue payments as well owners	$(2,485)	$(4,115)	$(7,349)
Joint interest billing receipts	323	531	673

In the year ended December 31, 2014 the Company paid to Olympic approximately $54,000 as a result of reimbursement of certain costs between the Company and Olympic. There was no reimbursement of costs between the Company and Olympic for the years ended December 31, 2015 and 2016.

As of December 31, 2016 and 2015, the Company's consolidated balance sheets reflected the following balances relating to Olympic (in thousands):

	Year Ended December 31,
	2016	2015
Accounts receivable:
Joint interest billing	$59	$26

Accounts payable:
Royalties and revenue payable	(557)	(451)

Oaktree Capital Management L.P.

Oaktree Capital Management L.P. ("Oaktree"), through various funds, owns approximately 5.1% of the Company's stock. On October 1, 2013 following the closing of the Merger, Mr. James Ford, a Managing Director and Portfolio Manager within Oaktree at the time, was elected to the Company's board of directors. Mr. Ford was previously a member of Crimson's board of directors from February 2005 until the closing of the Merger. Mr. Ford is currently a senior advisor to Oaktree.

Historically, all cash and equity awards payable to Mr. Ford were instead granted to an affiliate of Oaktree. Beginning October 1, 2016, all cash and equity awards payable to Mr. Ford were paid to him directly. During the year ended December 31, 2016, Mr. Ford directly earned $18 thousand for his service. During the year ended December 31, 2015 and 2016, the affiliate of Oaktree earned $61 thousand and $48 thousand, respectively, as a result of Mr. Ford’s participation. During the year ended December 31, 2016, the affiliate of Oaktree received 313 shares of restricted stock, pursuant to the Salary Replacement Program, and Mr. Ford earned 9,892 shares of restricted stock, which vest in one year, as part of Mr. Ford’s board of director compensation. During the year ended December 31 2015, the affiliate of Oaktree received 4,534 shares of restricted stock, which vest 100% on the one-year anniversary of the date of the grant. During the years ended December 31, 2015 and 2016, the Company recognized compensation expense of $100 thousand and $99 thousand, respectively, related to the shares granted to an affiliate of Oaktree and Mr. Ford.

17. Subsequent Events

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

Capitalized Costs Related to Oil and Gas Producing Activities

The following table presents information regarding our net capitalized costs related to oil and gas producing activities as of the date indicated (in thousands):

	December 31,
	2016	2015
Proved oil and gas properties	$1,188,065	$1,187,707
Unproved oil and gas properties	38,338	16,439
	1,226,403	1,204,146
Less accumulated depreciation, depletion, amortization and impairment	(886,303)	(825,201)
Net capitalized costs	$340,100	$378,945

Costs Incurred

The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Property acquisition costs:
Unproved	$29,767	$11,453	$22,087
Proved	—	—	—
Exploration costs	9,126	29,477	49,680
Development costs	1,890	20,120	120,630
Total costs incurred	$40,783	$61,050	$192,397

The following table presents information regarding our share of the net costs incurred by Exaro in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Property acquisition costs	$—	$—	$—
Exploration costs	—	—	—
Development costs	395	4,503	30,288
Total costs incurred	$395	$4,503	$30,288

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

Proved natural gas and oil reserve quantities at December 31, 2016, 2015, 2014 and 2013, and the related discounted future net cash flows before income taxes are based on estimates prepared by William M. Cobb & Associates, Inc. and Netherland, Sewell & Associates, Inc. All estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

The below table summarizes the Company’s net ownership interests in estimated quantities of proved natural gas, oil and natural gas liquids (“NGLs”) reserves and changes in net proved reserves as of December 31, 2016, 2015, 2014 and 2013, all of which are located in the continental United States.

	Oil and Condensate	NGLs	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MMcfe)
Proved Developed and Undeveloped Reserves as of:
December 31, 2013	9,698	7,958	207,930	313,866
Sale of minerals in place	(1)	—	(161)	(164)
Extensions and discoveries	2,940	932	12,899	36,130
Revisions of previous estimates	(2,821)	(373)	(15,142)	(34,316)
Production	(1,401)	(1,008)	(25,875)	(40,323)
December 31, 2014	8,415	7,509	179,651	275,193
Sale of minerals in place	—	—	—	—
Extensions and discoveries	460	81	543	3,788
Revisions of previous estimates	(3,160)	(1,229)	(31,451)	(57,782)
Production	(924)	(967)	(22,615)	(33,961)
December 31, 2015	4,791	5,394	126,128	187,238
Sale of minerals in place	(250)	(101)	(2,045)	(4,151)
Extensions and discoveries	63	—	—	375
Revisions of previous estimates	(583)	(218)	(927)	(5,730)
Production	(597)	(716)	(18,103)	(25,982)
December 31, 2016	3,424	4,359	105,053	151,750

Proved Developed Reserves as of:
December 31, 2013	5,223	6,453	185,535	255,591
December 31, 2014	4,114	5,637	150,235	208,734
December 31, 2015	2,869	4,354	113,952	157,288
December 31, 2016	2,158	3,509	95,396	129,399

Proved Undeveloped Reserves as of:
December 31, 2013	4,475	1,505	22,395	58,275
December 31, 2014	4,301	1,872	29,416	66,459
December 31, 2015	1,922	1,040	12,176	29,950
December 31, 2016	1,266	850	9,657	22,351

During the year ended December 31, 2016, our proved reserves decreased by approximately 35.5 Bcfe. This decrease is attributable primarily to the impact of the dramatic decline in commodity prices on the value and volume of our proved reserves, and in part to the impact of the significant reduction in our capital spending in response to the low and uncertain commodity price environment.

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

The below table summarizes the Company’s net ownership interests in estimated quantities of proved natural gas and oil reserves and changes in net proved reserves as of December 31, 2016, 2015, 2014 and 2013, attributable to its Investment in Exaro.

	Oil and	Natural
	Condensate	Gas	Total
	(MBbls)	(MMcf)	(MMcfe)
Proved Developed and Undeveloped Reserves as of:
December 31, 2013	439	39,068	41,702
Sale of minerals in place	—	—	—
Extensions and discoveries	329	26,173	28,147
Revisions of previous estimates	86	5,102	5,617
Production	(63)	(4,931)	(5,308)
December 31, 2014	791	65,412	70,158
Sale of minerals in place	—	—	—
Extensions and discoveries	1	120	128
Revisions of previous estimates	(289)	(24,637)	(26,373)
Production	(61)	(4,821)	(5,189)
December 31, 2015	442	36,074	38,724
Sale of minerals in place	—	—	—
Extensions and discoveries	—	—	—
Revisions of previous estimates	(35)	(1,710)	(1,919)
Production	(47)	(3,923)	(4,205)
December 31, 2016	360	30,441	32,600

Proved Developed Reserves as of:
December 31, 2013	439	39,068	41,702
December 31, 2014	529	45,127	48,301
December 31, 2015	442	36,074	38,724
December 31, 2016	360	30,441	32,600

Proved Undeveloped Reserves as of:
December 31, 2013	—	—	—
December 31, 2014	262	20,285	21,857
December 31, 2015	—	—	—
December 31, 2016	—	—	—

During the year ended December 31, 2016, the decrease in Exaro’s proved reserves attributable to our Investment in Exaro was approximately 6.1 Bcfe. This decrease was primarily attributable to the impact of the significant reduction in capital spending in response to the low and uncertain commodity price environment.

During the year ended December 31, 2015, the decrease in Exaro’s proved reserves attributable to our Investment in Exaro was approximately 31.4 Bcfe. This decrease was attributable to the impact of the dramatic decline in commodity prices on the value and volume of proved reserves and the impact of the significant reduction in capital spending in response to the low and uncertain commodity price environment.

The increase in Exaro’s extensions and discoveries in 2014 is due to the increase in the number of wells drilled in conjunction with higher development costs spent in 2013 and 2014.

Standardized Measure

The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved natural gas and oil reserves as of December 31, 2016, 2015 and 2014 are shown below (in thousands):

	As of December 31,
	2016	2015	2014

Future cash inflows	$447,417	$623,014	$1,820,954
Future production costs	(154,249)	(200,953)	(412,607)
Future development costs	(51,573)	(69,147)	(219,598)
Future income tax expenses (1)	—	—	(232,648)
Future net cash flows	241,595	352,914	956,101
10% annual discount for estimated timing of cash flows	(75,367)	(103,508)	(308,085)
Standardized measure of discounted future net cash flows	$166,228	$249,406	$648,016

(1)

No future taxes payable has been included in the determination of discounted future net cash flows for 2015 and 2016 due to existing tax loss carry forwards and property tax basis exceeding future net cash flows.

Future cash inflows represent expected revenues from production and are computed by applying certain prices of natural gas and oil to estimated quantities of proved natural gas and oil reserves. Prices are based on the first-day-of-the-month prices for the previous 12 months. As of December 31, 2016, future cash inflows were based on unadjusted prices of $2.49 per MMbtu of natural gas, $39.72 per barrel of oil, and $13.62 per barrel of NGLs. As of December 31, 2015, future cash inflows were based on unadjusted prices of $2.59 per MMbtu of natural gas, $47.36 per barrel of oil, and $14.41 per barrel of NGLs. As of December 31, 2014, future cash inflows were based on unadjusted prices of $4.32 per MMbtu of natural gas, $93.32 per barrel of oil, and $33.45 per barrel of NGLs.

The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved natural gas and oil reserves as of December 31, 2016, 2015 and 2014 attributable to its Investment in Exaro are shown below (in thousands):

	As of December 31,
	2016	2015	2014

Future cash inflows	$88,398	$117,211	$392,238
Future production costs	(55,610)	(65,042)	(147,473)
Future development costs	(2,380)	(2,399)	(39,523)
Future income tax expenses (1)	—	—	—
Future net cash flows	30,408	49,770	205,242
10% annual discount for estimated timing of cash flows	(10,630)	(18,472)	(104,635)
Standardized measure of discounted future net cash flows	$19,778	$31,298	$100,607

(1)	Exaro does not include the effect of income taxes because Exaro is treated as a partnership for tax purposes.

Realized Prices

The average realized prices for the year ended December 31, 2016 production were $2.42 per MCF of gas, $38.52 per barrel of oil, and $3.01 per barrel of NGL. Sales are based on market prices and do not include the effects of realized derivative hedging gains of $1.8 million for the year ended December 31, 2016.

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

Change in Standardized Measure

Changes in the standardized measure of future net cash flows relating to proved natural gas and oil reserves are summarized below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Changes in standardized measure due to current year operation:
Sales of natural gas and oil produced during the period, net of production expenses	$(49,046)	$(78,651)	$(229,222)
Extensions and discoveries	911	8,584	102,024
Net change in prices and production costs	(44,033)	(420,890)	(43,214)
Changes in estimated future development costs	10,751	23,771	7,064
Revisions in quantity estimates	(8,236)	(156,249)	(107,934)
Purchase of reserves	—	—	—
Sale of reserves	(2,509)	—	(195)
Accretion of discount	24,940	79,687	98,721
Changes in income taxes	—	148,854	66,918
Change in the timing of production rates and other	(15,956)	(3,716)	(17,588)
Net change	(83,178)	(398,610)	(123,426)
Beginning of year	249,406	648,016	771,442
End of year	$166,228	$249,406	$648,016

During the year ended December 31, 2016, our proved reserves decreased by approximately 35.5 Bcfe and our standardized measure decreased by approximately $83.2 million. This decrease is attributable primarily to the impact of the dramatic decline in commodity prices on the value and volume of our proved reserves, and in part to the impact of the significant reduction in our capital spending in response to the low and uncertain commodity price environment.

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

Changes in the standardized measure of future net cash flows relating to proved natural gas and oil reserves attributable to the Company’s investment in Exaro are summarized below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Changes in standardized measure due to current year operation:
Sales of natural gas and oil produced during the period, net of production expenses	$(5,531)	$(8,745)	$(21,356)
Extensions and discoveries	—	161	26,241
Net change in prices and production costs	(7,160)	(49,933)	18,040
Changes in estimated future development costs	—	3,958	354
Revisions in quantity estimates	(1,616)	(22,973)	9,379
Purchase of reserves	—	—	—
Sale of reserves	—	—	—
Accretion of discount	3,130	10,061	6,391
Changes in income taxes	—	—	—
Change in the timing of production rates and other	(343)	(1,838)	(2,348)
Net change	(11,520)	(69,309)	36,701
Beginning of year	31,298	100,607	63,906
End of year	$19,778	$31,298	$100,607

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Quarterly Results of Operations

The following table sets forth the results of operations by quarter for the fiscal years ended December 31, 2016 and 2015, (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Year ended December 31, 2016:
Revenues	$17,582	$19,362	$19,576	$21,663
Net loss attributable to common stock (1)	$(11,404)	$(17,296)	$(12,485)	$(16,844)
Net loss per share (2):
Basic:	$(0.60)	$(0.90)	$(0.55)	$(0.69)
Diluted:	$(0.60)	$(0.90)	$(0.55)	$(0.69)
Year ended December 31, 2015:
Revenues	$30,647	$35,334	$29,035	$21,489
Net loss attributable to common stock (1)	(18,564)	(19,528)	(185,685)	(111,271)
Net loss per share (2):
Basic:	$(0.98)	$(1.03)	$(9.79)	$(5.85)
Diluted:	$(0.98)	$(1.03)	$(9.79)	$(5.85)

(1)

Represents natural gas and oil sales, less operating expenses, exploration expenses, depreciation, depletion and amortization, lease expirations and relinquishments, impairment of natural gas and oil properties, general and administrative expense, and other income and expense after income taxes.

(2)

The sum of the individual quarterly earnings per share may not agree with year-to-date earnings per share as each quarterly computation is based on the income for that quarter and the weighted average number of common shares outstanding during that quarter.