Form 10-Q
period 2017-03-31
CONTANGO OIL & GAS CO
filed 2017-05-10
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock, par value $0.04 per share, outstanding as of May 5, 2017 was 25,572,245.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2017

All references in this Quarterly Report on Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and its subsidiaries.

Item 1. Consolidated Financial Statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	March 31,	December 31,
	2017	2016

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net	11,825	16,727
Prepaid expenses	796	1,787
Current derivative asset	931	—
Inventory	540	540
Total current assets	14,092	19,054
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	1,193,574	1,188,065
Unproved properties	45,735	38,338
Other property and equipment	1,279	1,265
Accumulated depreciation, depletion and amortization	(895,946)	(887,286)
Total property, plant and equipment, net	344,642	340,382
OTHER NON-CURRENT ASSETS:
Investments in affiliates	17,551	15,767
Other	1,193	1,311
Total other non-current assets	18,744	17,078
TOTAL ASSETS	$377,478	$376,514

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$52,958	$55,135
Current derivative liability	1,103	3,446
Current asset retirement obligations	4,826	4,308
Total current liabilities	58,887	62,889
NON-CURRENT LIABILITIES:
Long-term debt	59,722	54,354
Asset retirement obligations	19,949	22,618
Other long term liabilities	248	248
Total non-current liabilities	79,919	77,220
Total liabilities	138,806	140,109
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50 million shares authorized, 30,563,743 shares issued and 25,232,489 shares outstanding at March 31, 2017, 30,557,987 shares issued and 25,238,600 shares outstanding at December 31, 2016	1,211	1,211
Additional paid-in capital	297,895	296,439
Treasury shares at cost (5,331,254 shares at March 31, 2017 and 5,319,387 shares at December 31, 2016)	(128,395)	(128,321)
Retained earnings	67,961	67,076
Total shareholders’ equity	238,672	236,405
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$377,478	$376,514

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
REVENUES:
Oil and condensate sales	$5,542	$5,247
Natural gas sales	11,140	9,935
Natural gas liquids sales	2,742	2,400
Total revenues	19,424	17,582
EXPENSES:
Operating expenses	6,833	7,604
Exploration expenses	91	320
Depreciation, depletion and amortization	11,771	16,545
Impairment and abandonment of oil and gas properties	30	1,851
General and administrative expenses	6,596	5,902
Total expenses	25,321	32,222
OTHER INCOME (EXPENSE):
Gain from investment in affiliates, net of income taxes	1,784	40
Gain from sale of assets	2,940	—
Interest expense	(759)	(878)
Gain on derivatives, net	3,096	4,204
Other expense	(88)	(40)
Total other income	6,973	3,326
NET INCOME (LOSS) BEFORE INCOME TAXES	1,076	(11,314)
Income tax provision	(191)	(90)
NET INCOME (LOSS)	$885	$(11,404)
NET INCOME (LOSS) PER SHARE:
Basic	$0.04	$(0.60)
Diluted	$0.04	$(0.60)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	24,607	19,079
Diluted	24,641	19,079

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2017	2016

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$885	$(11,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	11,771	16,545
Impairment of natural gas and oil properties	—	1,872
Exploration recovery	(232)	(58)
Gain on sale of assets	(2,940)	—
Gain from investment in affiliates	(1,784)	(40)
Stock-based compensation	1,456	1,699
Unrealized gain on derivative instruments	(3,275)	(2,696)
Changes in operating assets and liabilities:
Decrease in accounts receivable & other receivables	4,840	6,971
Decrease in prepaids	991	372
Increase (decrease) in accounts payable & advances from joint owners	3,869	(5,458)
Increase (decrease) in other accrued liabilities	(973)	175
Decrease in income taxes receivable, net	188	368
Other	61	(18)
Net cash provided by operating activities	$14,857	$8,328
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	$(20,807)	$(4,836)
Additions to furniture & equipment	$(14)	$—
Sale of oil & gas properties	$670	$—
Net cash used in investing activities	$(20,151)	$(4,836)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$54,963	$45,167
Repayments under credit facility	(49,595)	(48,431)
Purchase of treasury stock	(74)	(228)
Net cash provided by (used in) financing activities	$5,294	$(3,492)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$—	$—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except number of shares)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
	(unaudited)
Balance at December 31, 2016	25,238,600	$1,211	$296,439	$(128,321)	$67,076	$236,405
Treasury shares at cost	(11,867)	—	—	(74)	—	(74)
Restricted shares activity	5,756	—	—	—	—	—
Stock-based compensation	—	—	1,456	—	—	1,456
Net income	—	—	—	—	885	885
Balance at March 31, 2017	25,232,489	$1,211	$297,895	$(128,395)	$67,961	$238,672

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Contango Oil & Gas Company (collectively with its subsidiaries, “Contango” or the “Company”) is a Houston, Texas based, independent oil and natural gas company. The Company’s business is to maximize production and cash flow from its onshore properties in Texas and Wyoming and offshore properties in the shallow waters of the Gulf of Mexico (“GOM”) and to use that cash flow to explore, develop, exploit, produce and acquire crude oil and natural gas properties in the Texas and Rocky Mountain regions of the United States.

The following table lists the Company’s primary producing areas as of March 31, 2017:

Location	Formation
Gulf of Mexico	Offshore Louisiana - water depths less than 300 feet
Madison and Grimes counties, Texas	Woodbine (Upper Lewisville)
Zavala and Dimmit counties, Texas	Buda / Austin Chalk
Weston County, Wyoming	Muddy Sandstone
Pecos County, Texas	Southern Delaware Basin (Wolfcamp)
Texas Gulf Coast	Conventional and unconventional formations
Sublette County, Wyoming	Jonah Field (1)

(1)

Through a 37% equity investment in Exaro Energy III LLC (“Exaro”). Production associated with this investment is not included in the Company’s reported production results for the three months ended March 31, 2017.

In July 2016, the Company purchased approximately 12,100 gross operated undeveloped acres (5,000 net acres) in the Southern Delaware Basin in Pecos County, Texas (the “Acquisition”), which it began drilling during the fourth quarter of 2016, and as of March 31, 2017, had increased its acreage to 13,400 gross operated acres (6,700 net). The Company’s 2017 capital expenditure program is expected to be focused on its newly acquired West Texas acreage.

The Company’s 2017 capital program will focus on: (i) the development of its Southern Delaware Basin acreage; (ii) the preservation of its healthy financial position; (iii) identification of opportunities for cost efficiencies in all areas of its operations; and (iv) maintaining core leases and continuing to identify new resource potential opportunities internally and, where appropriate, through acquisition. The Company will continuously monitor the commodity price environment, stability and forecast, and, if warranted, make adjustments to its strategy as the year progresses.

2. Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). Please refer to the notes to the financial statements included in the 2016 Form 10-K for additional details of the Company’s financial condition, results of operations and cash flows. No material items included in those notes have changed except as a result of normal transactions in the interim or as disclosed within this report.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the SEC, including instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the 2016 Form 10-K. The consolidated results of operations for the quarter ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Impairment of Long-Lived Assets

Pursuant to GAAP, when circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the estimated future undiscounted cash flows based on the Company’s estimate of future reserves, natural gas and oil prices, operating costs and production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair value. The factors used to determine fair value include, but are not limited to, estimates of proved and probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Additionally, the Company may use appropriate market data to determine fair value. The Company recognized no impairment of proved properties for the quarter ended March 31, 2017 and approximately $0.7 million impairment of proved properties for the quarter ended March 31, 2016. Substantially all of the non-cash impairment charge in the quarter ended March 31, 2016 was directly related to the decline in commodity prices and the resulting impact on estimated future net cash flows from associated reserves.

Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. The Company recognized no impairment of unproved properties for the quarter ended March 31, 2017. The Company recognized impairment expense of approximately $1.1 million for the quarter ended March 31, 2016, related to partial impairment of certain unproved properties due primarily to the sustained low commodity price environment and expiring leases; substantially all of which was related to unproved lease cost amortization of the properties in Fayette and Gonzales counties Texas.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the quarter ended March 31, 2017, the weighted average incremental shares for restricted stock were 33,475, and the weighted average incremental shares for Performance Stock Units (“PSUs”) were 564 shares. Potential dilutive securities, including unexercised stock options, PSUs and unvested restricted stock, have not been considered when their effect would be antidilutive. For the quarter ended March 31, 2017,

97,319 stock options, 553,019 restricted shares and 267,399 PSUs were excluded from dilutive shares as they were antidilutive. For the quarter ended March 31, 2016, 116,461 stock options and 284,528 restricted shares were excluded from dilutive shares due to the loss for the period.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01: Business Combinations (Topic 805) Clarifying the Definition of a Business (ASU 201701). The amendments in this update are intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this update should be applied prospectively on or after the effective date. No disclosures are required at transition. The provisions of this accounting update are not expected to have a material impact on the Company’s financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15: Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The main objective of this update is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The eight cash flow updates relate to the following issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interest in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The provisions of this accounting update are not expected to have a material impact on the Company’s presentation of cash flows.

In March 2016, the FASB issued ASU No. 2016-09: Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is part of an initiative to reduce complexity in accounting standards. The areas of simplification in ASU 2016-09 involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. The provisions of this accounting update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02: Leases (Topic 842) (ASU 2016-02). The main objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities arising from leases on the balance sheet. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public entities, ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early application is permitted. The Company will continue to assess the impact this may have on its financial position, results of operations, and cash flows.

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

3. Acquisitions and Dispositions

In the July 2016 Acquisition, the Company purchased one-half of the seller’s interest in approximately 12,100 gross undeveloped acres (approximately 5,000 net acres) in the Southern Delaware Basin of Texas for up to $25 million. The purchase price was comprised of $10 million in cash paid on July 26, 2016, plus $10 million in carried well costs expected to be paid over the period of drilling and completion of the first six wells, plus, contingent upon success, $5 million for spud bonuses to be paid ratably over the next 14 wells actually drilled, which would increase the total consideration to $25 million. As of March 31, 2017, the Company had increased its acreage to 13,400 gross operated acres (6,700 net).

On December 30, 2016, all of the Company’s non-core Colorado assets were sold to an independent oil and gas company for an aggregate purchase price of $5.0 million, subject to normal post-closing adjustments. The properties consisted of the Company’s approximately 16,000 gross (11,200 net) acres primarily in Adams and Weld counties, Colorado and associated producing vertical wells.

Effective February 1, 2017, the Company sold to a third party all of its assets in the Bob West North area and its operated assets in the Escobas area, both located in Southeast Texas. The Company recorded a net gain of $2.9 million after removal of the asset retirement obligations associated with the sold properties.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2017. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There have been no transfers between Level 1, Level 2 or Level 3.

Fair value information for financial assets and liabilities was as follows as of March 31, 2017 (in thousands):

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts - assets	$931	$—	$931	$—
Commodity price contracts - liabilities	$(1,103)	$—	$(1,103)	$—

Derivatives listed above are recorded in “Current and long-term derivative asset or liability” on the Company’s consolidated balance sheet and include swaps and costless collars that are carried at fair value. The Company records the net change in the fair value of these positions in "Gain on derivatives, net" in the Company's consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted markets prices and implied volatility factors related to changes in the forward curves. See Note 5 - "Derivative Instruments" for additional discussion of derivatives.

As of March 31, 2017, the Company's derivative contracts were with certain members of its bank group which are major financial institutions with investment grade credit ratings which are believed to have minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

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

As of March 31, 2017, the Company’s natural gas and oil derivative positions consisted of “swaps” and “costless collars”.  Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a purchased put option and a sold call option, which establishes a minimum and maximum price, respectively, that the Company will receive for the volumes under the contract.

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

The following derivative instruments were in place at March 31, 2017 (fair value in thousands):

Commodity	Period	Derivative	Volume/Month	Price/Unit (1)	Fair Value
Natural Gas	Apr - July 2017	Collar	400,000 MMBtu	$2.65 - 3.00	(442)
Natural Gas	Aug 2017 - Oct 2017	Collar	200,000 MMBtu	$2.65 - 3.00	(246)
Natural Gas	Nov 2017 - Dec 2017	Collar	400,000 MMBtu	$2.65 - 3.00	(415)

Natural Gas	Apr - July 2017	Swap	300,000 MMBtu	$3.51	326
Natural Gas	Aug 2017 - Oct 2017	Swap	70,000 MMBtu	$3.51	37
Natural Gas	Nov 2017 - Dec 2017	Swap	300,000 MMBtu	$3.51	45

Oil	Apr - July 2017	Swap	9,000 Bbls	$53.95	96
Oil	Aug 2017 - Oct 2017	Swap	6,000 Bbls	$53.95	35
Oil	Nov 2017 - Dec 2017	Swap	8,000 Bbls	$53.95	29

Oil	Apr - Dec 2017	Swap	9,000 Bbls	$56.20	363
		Total net fair value of derivative instruments			$(172)

(1)   Commodity price derivatives are based on Henry Hub NYMEX natural gas prices and West Texas Intermediate oil prices, as applicable.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of March 31, 2017 (in thousands):

	Gross	Netting (1)	Total
Assets	$931	$(931)	$—
Liabilities	$(1,103)	$931	$(172)

(1)   Represents counterparty netting under agreements governing such derivatives.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of December 31, 2016 (in thousands):

	Gross	Netting (1)	Total
Assets	$—	$—	$—
Liabilities	$(3,446)	$—	$(3,446)

(1)   Represents counterparty netting under agreements governing such derivatives.

The following table summarizes the effect of derivative contracts on the consolidated statements of operations for the quarters ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Crude oil contracts	$170	$—
Natural gas contracts	(349)	1,508
Realized gain (loss)	$(179)	$1,508

Crude oil contracts	$524	$—
Natural gas contracts	2,751	2,696
Unrealized gain (loss)	$3,275	$2,696
Gain on derivatives, net	$3,096	$4,204

6. Stock-Based Compensation

Stock Options

Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the quarters ended March 31, 2017 and 2016, there was no excess tax benefit recognized.

Compensation expense related to stock option grants are recognized over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. No stock options were granted during the quarters ended March 31, 2017 or 2016.

During the quarter ended March 31, 2017, no stock options were exercised and 14,586 stock options were forfeited by former employees. During the quarter ended March 31, 2016, no stock options were exercised or forfeited.

Restricted Stock

During the quarter ended March 31, 2017, the Company granted 30,000 shares of restricted common stock, which vest over three years, to a newly hired employee as part of his overall compensation package. The weighted average fair value of the restricted shares granted during the quarter ended March 31, 2017, was $7.78 with a total fair value of approximately $0.2 million after adjustment for an estimated weighted average forfeiture rate of 5.8%. During the quarter ended March 31, 2017, 24,244 restricted shares were forfeited by former employees. The aggregate intrinsic value of restricted shares forfeited during the quarter ended March 31, 2017 was approximately $256 thousand. Approximately 0.3 million shares remained available for grant under the Amended and Restated 2009 Incentive Compensation Plan as of March 31, 2017, excluding 297,399 PSUs outstanding.

During the quarter ended March 31, 2016, the Company granted 40,688 immediately vested shares of restricted common stock. Of these, 38,943 shares were granted to employees and 1,745 shares were granted to directors, all of which were issued pursuant to the Company’s salary replacement program (the “Salary Replacement Program) which temporarily deferred 10% of 2015 employee salaries and director fees. The weighted average fair value of the restricted shares granted during the quarter ended March 31, 2016, was $6.40 with a total fair value of approximately $0.3 million after adjustment for an estimated weighted average forfeiture rate of 0.0%. During the quarter ended March 31, 2016, 40 restricted shares were forfeited by former employees. The aggregate intrinsic value of restricted shares forfeited during the quarter ended March 31, 2016 was approximately $1 thousand.

The Company recognized approximately $1.5 million and $1.7 million in stock compensation expense during the quarters ended March 31, 2017 and 2016, respectively, for restricted shares granted to its officers, employees and directors. As of March 31, 2017, an additional $5.6 million of compensation expense remained to be recognized over the remaining weighted-average vesting period of 3.9 years.

Additionally, in April 2017, the Company granted 338,560 restricted stock awards to employees as part of their overall compensation package.

Performance Stock Units

During the quarter ended March 31, 2017, the Company issued 30,000 PSUs to a new employee, at a fair value of $8.32 per unit using the Monte Carlo simulation model. No PSUs were issued during the quarter ended March 31, 2016. PSUs represent the opportunity to receive shares of the Company's common stock at the time of settlement. The number of shares to be awarded upon settlement of these PSUs may range from 0% to 200% of the number of PSUs awarded contingent upon the achievement of certain share price appreciation targets as compared to a peer group index. The PSUs vest and settlement is determined after a three year period.

Compensation expense associated with PSUs is based on the grant date fair value of a single PSU as determined using the Monte Carlo simulation model which utilizes a stochastic process to create a range of potential future outcomes given a variety of inputs. As the Compensation Committee of the Company’s board of directors intends to settle the PSUs with shares of the Company's common stock after three years, the PSU awards are accounted for as equity awards and the fair value is calculated on the grant date. The simulation model calculates the payout percentage based on the stock price performance over the performance period. The concluded fair value is based on the average achievement percentage over all the iterations. The resulting fair value expense is amortized over the life of the PSU award.

Additionally, in April 2017, the Company granted 160,908 PSUs to executives as part of their overall compensation package.

7. Other Financial Information

The following table provides additional detail for accounts receivable, prepaid expenses and other, and accounts payable and accrued liabilities which are presented on the consolidated balance sheets (in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable:
Trade receivables	$6,533	$8,424
Receivable for Alta Resources Distribution	1,993	1,993
Joint interest billings	3,269	3,519
Income taxes receivable	91	91
Other receivables	695	3,395
Allowance for doubtful accounts	(756)	(695)
Total accounts receivable	$11,825	$16,727

Prepaid expenses and other:
Prepaid insurance	$357	$1,086
Other	439	701
Total prepaid expenses and other	$796	$1,787

Accounts payable and accrued liabilities:
Royalties and revenue payable	$16,384	$16,920
Advances from partners	9,756	5,792
Accrued exploration and development	9,737	11,176
Accrued carried well costs	3,333	7,155
Trade payables	6,934	5,406
Accrued LOE & workover expense	1,390	1,867
Accrued G&A and legal expense	2,918	5,016
Other accounts payable and accrued liabilities	2,506	1,803
Total accounts payable and accrued liabilities	$52,958	$55,135

Included in the table below is supplemental information about certain cash and non-cash transactions during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash payments:
Interest payments	$760	$879
Income tax payments (refunds)	$3	$(351)
Non-cash investing activities in the consolidated statements of cash flows:
Decrease in accrued capital expenditures	$(5,261)	$(1,222)

8. Investment in Exaro Energy III LLC

The Company maintains an ownership interest in Exaro of approximately 37%.

The following table (in thousands) presents condensed balance sheet data for Exaro as of March 31, 2017 and December 31, 2016. The balance sheet data was derived from Exaro’s balance sheet as of March 31, 2017 and December 31, 2016 and was not adjusted to represent the Company’s percentage of ownership interest in Exaro. The Company’s share in the equity of Exaro at March 31, 2017 was approximately $17.5 million.

	March 31, 2017	December 31, 2016
Current assets (1)	$22,500	$25,296
Non-current assets:
Net property and equipment	88,545	90,621
Gas processing deposit	1,150	1,150
Other non-current assets	430	8
Total non-current assets	90,125	91,779
Total assets	$112,625	$117,075

Current liabilities (2)	$61,328	$65,694
Non-current liabilities:
Long-term debt	—	—
Other non-current liabilities	3,370	8,106
Total non-current liabilities	3,370	8,106
Members' equity	47,927	43,275
Total liabilities & members' equity	$112,625	$117,075

(1)	Approximately $18.8 million and $19.6 million of current assets as of March 31, 2017 and December 31, 2016, respectively, is cash.
(2)	Approximately $54.4 million and $59.3 million of current liabilities as of March 31, 2017 and December 31, 2016, respectively, are attributable to the senior loan facility maturing September 26, 2017.

The following table (in thousands) presents the condensed results of operations for Exaro for the quarter ended March 31, 2017 and 2016. The results of operations for the quarter ended March 31, 2017 and 2016 were derived from Exaro's financial statements for the respective periods. The income statement data below was not adjusted to represent the Company’s ownership interest but rather reflects the results of Exaro as a company. The Company’s share in Exaro’s results of operations recognized for the quarter ended March 31, 2017 and 2016 was a gain of $1.8 million, net of no tax expense, and a gain of $40 thousand, net of an insignificant tax expense, respectively.

	Three Months Ended March 31,
	2017	2016
Production:
Oil (thousand barrels)	25	36
Gas (million cubic feet)	2,308	2,774
Total (million cubic feet equivalent)	2,460	2,991

Oil and natural gas sales	$9,171	$6,312
Gain on derivatives	2,562	—
Other gain	—	2,102
Less:
Lease operating expenses	3,219	3,557
Depreciation, depletion, amortization & accretion	2,343	3,006
General & administrative expense	733	808
Income from continuing operations	5,438	1,043
Net interest expense	(624)	(693)
Net income	$4,814	$350

Exaro's results of operations do not include income taxes because Exaro is treated as a partnership for tax purposes.

9. Long-Term Debt

RBC Credit Facility

In October 2013, the Company entered into a $500 million four-year revolving credit facility with Royal Bank of Canada and other lenders, which currently has an October 1 2019 maturity date. The borrowing base under the facility is redetermined each November 1 and May 1. As of March 31, 2017, the borrowing base under the RBC Credit Facility was $140 million. Effective May 4, 2017, as part of the regular redetermination schedule, the borrowing base under the RBC Credit Facility was redetermined at $125 million.

As of March 31, 2017, the Company had approximately $59.7 million outstanding under the RBC Credit Facility and $1.9 million in outstanding letters of credit. As of December 31, 2016, the Company had approximately $54.4 million outstanding under the RBC Credit Facility and $1.9 million in outstanding letters of credit. As of March 31, 2017, borrowing availability under the RBC Credit Facility was $78.4 million.

Total interest expense under the RBC Credit Facility, including commitment fees, for the quarter ended March 31, 2017 was approximately $0.8 million. Total interest expense under the RBC Credit Facility, including commitment fees, for the quarter ended March 31, 2016 was approximately $0.9 million.

The RBC Credit Facility contains restrictive covenants which, among other things, restrict the declaration or payment of dividends by Contango and require a Current Ratio of greater than or equal to 1.0 and a Leverage Ratio of less than or equal to 3.50, both as defined in the RBC Credit Facility Agreement. As of March 31, 2017, the Company was in compliance with all financial covenants under the RBC Credit Facility, and at current commodity prices, does not expect any covenant compliance issues over the next twelve months. The RBC Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events.

The weighted average interest rate in effect at March 31, 2017 and December 31, 2016 was 4.3% and 4.2%, respectively. The RBC Credit Facility matures on October 1, 2019, at which time any outstanding balances will be due.

10. Income Taxes

The Company’s income tax provision for continuing operations consists of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Current tax provision:
Federal	$—	$—
State	191	90
Total	$191	$90
Total tax provision:
Federal	$—	$—
State	191	90
Total	$191	$90
Included in gain from investment in affiliates	$—	$—
Total income tax provision	$191	$90

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that the deferred tax assets will be realized and, therefore, established a full valuation allowance at September 30, 2015. For the quarter ended March 31, 2017, the Company continues to fully value the net deferred tax asset. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

11. Related Party Transactions

Olympic Energy Partners

Mr. Joseph J. Romano, the Chairman of the Company’s board of directors, is also the President and Chief Executive Officer of Olympic Energy Partners LLC ("Olympic"). Olympic participated with the Company in the drilling of wells in March 2010, and its ownership in Company-operated wells is limited to our Dutch and Mary Rose wells.

During the quarters ended March 31, 2016 and 2017 Mr. Romano earned $14 thousand for his service as a director of the Company.

During the quarter ended March 31, 2016, Mr. Romano received 261 shares of restricted stock, which vested immediately, pursuant to the Salary Replacement Program. The Company recognized compensation expense of approximately $19 thousand related to the shares granted to Mr. Romano for the quarter ended March 31, 2016. No restricted stock was issued during the quarter ended March 31, 2017.

Below is a summary of payments received from (paid to) Olympic in the ordinary course of business in the Company’s capacity as operator of the wells and platforms for the periods indicated. The Company made and received similar types of payments with other well owners (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue payments as well owners	$(764)	$(648)
Joint interest billing receipts	113	62

As of March 31, 2017 and December 31, 2016, the Company's consolidated balance sheets reflected the following balances relating to Olympic (in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable:
Joint interest billing	$42	$59

Accounts payable:
Royalties and revenue payable	(456)	(557)

Oaktree Capital Management L.P.

As of March 31, 2017, Oaktree Capital Management L.P. ("Oaktree"), through various funds, owned approximately 5.1% of the Company's stock. On October 1, 2013, Mr. James Ford, then a Managing Director and Portfolio Manager within Oaktree, was elected to the Company's board of directors. Mr. Ford is currently a Senior Advisor to Oaktree.

Historically, all cash and equity awards payable to Mr. Ford were instead granted to an affiliate of Oaktree. Beginning in 2016, all cash and equity awards payable to Mr. Ford were paid to him directly. During the quarter ended March 31, 2017, Mr. Ford earned $17 thousand in cash as a result of his board participation. During the quarter ended March 31, 2016, an affiliate of Oaktree earned $17 thousand in cash as a result of Mr. Ford's board participation.

During the quarter ended March 31, 2016, an affiliate of Oaktree received 313 shares of restricted stock, which vested immediately, pursuant to the Salary Replacement Program. The Company recognized compensation expense of approximately $19 thousand related to the shares granted to an affiliate of Oaktree for the quarter ended March 31, 2016. No restricted stock was issued to Mr. Ford during the quarter ended March 31, 2017.

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

Throughput Contract Commitment

The Company signed a throughput agreement with a third party pipeline owner/operator that constructed a natural gas gathering pipeline in the Company’s Southeast Texas area that allows the Company to defray the cost of building the pipeline itself. The Company currently forecasts that monthly gas volume deliveries through this line in its Southeast Texas area will not meet minimum throughput requirements under the agreement. Without further development in that area, the volume deficiency will continue through the expiration of the throughput commitment in March 2020. The throughput deficiency fee is paid in April of each calendar year. As of March 31, 2017, the Company estimates that the net deficiency fee will be in the range of $1.5 to $1.6 million annually for the remaining contract period, based upon forecasted production volumes from existing proved producing reserves only, assuming no future development during this commitment period. Based upon the current commodity price market and our short term strategic drilling plans, the Company recorded a loss contingency of $1.5 million as of March 31, 2017. The Company will continue to assess this commitment in light of its development plans for this area.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Quarterly Report on Form 10-Q and in our 2016 Form 10-K, previously filed with the Securities and Exchange Commission ("SEC").

Overview

We are a Houston, Texas based, independent oil and natural gas company. Our business is to maximize production and cash flow from our onshore Texas and Wyoming properties and our offshore properties in the shallow waters of the Gulf of Mexico (“GOM”) and to use that cash flow to explore, develop, exploit and acquire crude oil and natural gas properties in the Texas and Rocky Mountain regions of the United States.

The following table lists our primary producing areas as of March 31, 2017:

Location	Formation
Gulf of Mexico	Offshore Louisiana - water depths less than 300 feet
Madison and Grimes counties, Texas	Woodbine (Upper Lewisville)
Zavala and Dimmit counties, Texas	Buda / Austin Chalk
Weston County, Wyoming	Muddy Sandstone
Pecos County, Texas	Southern Delaware Basin (Wolfcamp)
Texas Gulf Coast	Conventional and unconventional formations
Sublette County, Wyoming	Jonah Field (1)

(1)

Through a 37% equity investment in Exaro Energy III LLC (“Exaro”).  Production associated with this investment is not included in our reported production results for the three months ended March 31, 2017.

In July 2016, we purchased approximately 12,100 gross operated undeveloped acres (5,000 net acres) in the Southern Delaware Basin in Pecos County, Texas (the “Acquisition”), which we began drilling during the fourth quarter of 2016, and increased our acreage to 13,400 gross operated acres (6,700 net) as of March 31, 2017. Our 2017 capital expenditure program is expected to be focused on our newly acquired West Texas acreage.

Our 2017 capital program will focus on: (i) the development of our Southern Delaware Basin acreage; (ii) the preservation of our healthy financial position; (iii) identification of opportunities for cost efficiencies in all areas of our operations; and (iv) maintaining core leases and continuing to identify new resource potential opportunities internally and, where appropriate, through acquisition. We will continuously monitor the commodity price environment, stability and forecast, and, if warranted, make adjustments to our strategy as the year progresses.

Capital Expenditures

Our newly acquired Southern Delaware Basin acreage is expected to generate positive returns on drilling investment, even in the current price environment. Assuming results are as expected and market conditions are accommodating, we will proceed to drill throughout the year. Until a sustained improvement in commodity prices occurs, we do not currently expect to devote meaningful capital to our other areas, and will devote capital in those areas only to fulfill commitments, preserve core acreage and, where determined appropriate to do so, expand our presence in existing areas. We will continue to make balance sheet strength a priority in 2017 by limiting capital expenditures to internally generated cash flow, will continue to evaluate new organic opportunities for growth and will continue to evaluate pursuing stressed or distressed acquisition opportunities that may arise in this low price commodity environment. We retain the flexibility to be more aggressive in our drilling plans should planned results exceed expectations and/or commodity prices improve, thereby making increased drilling an appropriate business decision.

Southern Delaware Basin

Since the closing of the Acquisition in late July 2016, we and our partner have increased our leasehold footprint to approximately 6,700 operated acres, net to Contango.  As of March 31, 2017, we currently estimate that we have close to 200 gross drilling locations, initially targeting the Wolfcamp A, Wolfcamp B and Second Bone Spring formations. Substantially all of the locations can accommodate 10,000 foot laterals. In late November, we completed drilling the

Lonestar-Gunfighter #1H, an Upper Wolfcamp test in the northwest portion of our acreage position. The well initiated flow back in January 2017, on a controlled flow basis, reaching a maximum 24-hour IP rate of an estimated 966 Boed (72% oil).

In December 2016, the next two wells, the Rude Ram #1H and the Ripper State #1H, were drilled from a common surface location one mile south of the Lonestar-Gunfighter, each well also targeting the Upper Wolfcamp. Both wells were completed in April 2017, with 30 day initial rate expected in late May.  In February 2017, we spud our fourth well, the Grim Reaper #1H, approximately 1.5 miles to the southeast of the Rude Ram and Ripper State. The Grim Reaper was initially drilled as a vertical pilot well through the Lower Wolfcamp, and after experiencing casing problems in the intermediate hole section, logs were run, and the well was completed vertically with multistage fracs in the Lower Wolfcamp to evaluate future potential. Testing is scheduled to begin in early May. We spud our fifth well, the Gunner #1H, in April, approximately two miles to the northeast of the Grim Reaper. The Gunner is expected to be completed in mid to late May of 2017.

Impairment of Long-Lived Assets

We recognized no impairment of proved properties during the quarter ended March 31, 2017. Under the accounting principles generally accepted in the United States of America, an impairment charge is required when the unamortized capital cost of any individual property within the company’s producing property base exceeds the risked estimated future net cash flows from the proved, probable and possible reserves for that property. We recognized no impairment of unproved properties for the quarter ended March 31, 2017.

If oil and/or natural gas prices continue to decline, we may be required to record additional non-cash impairment in the future, thereby impacting our financial results for that period.

Summary Production Information

Our production for the quarter ended March 31, 2017 was approximately 70% offshore and 30% onshore, and was comprised of 72% natural gas, 13% oil and 15% natural gas liquids. Our production for the quarter ended March 31, 2016 was 67% offshore and 33% onshore, and was comprised of approximately 68% natural gas, 15% oil and 17% natural gas liquids.

The table below sets forth our average net daily production data in Mmcfe/d for each of our fields for each of the periods indicated:

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
Offshore GOM
Dutch and Mary Rose (1)	45.9	43.3	39.3	39.5	35.4
Vermilion 170	6.5	6.2	4.0	4.9	4.6
Other offshore (2)	0.6	0.6	0.6	0.6	0.5
Southeast Texas (3)	16.4	13.9	12.1	10.1	8.6
South Texas (4)	7.4	7.4	7.5	7.5	6.4
Other (5)	2.6	3.2	2.2	1.7	2.1
	79.4	74.6	65.7	64.3	57.6

(1)	Includes 26 day shut in for compressor repair during three months ended March 31, 2017.
(2)	Includes Ship Shoal 263 and South Timbalier 17.
(3)	Includes Madison and Grimes counties, among others.
(4)	Includes Zavala and Dimmit counties, among others.
(5)	Includes onshore wells in East Texas, Wyoming and Tuscaloosa Marine Shale regions, among others.

Other Investments

Jonah Field - Sublette County, Wyoming

Our wholly-owned subsidiary, Contaro Company (“Contaro”) currently has a 37% ownership interest in Exaro. As of March 31, 2017, Exaro had 645 wells on production over its 5,760 gross acres (1,040 net), with a working interest between 2.4 and 32.5%. These wells were producing at a rate of approximately 29 Mmcfed, net to Exaro. Due to the current natural gas prices, the operator does not expect to have any drilling rigs running on this project during the remainder of 2017. For the quarter ended March 31, 2017 and 2016, we recognized a net investment gain of approximately $1.8 million, net of no tax expense, and a gain of approximately $40 thousand, with an insignificant tax benefit, respectively, as a result of our investment in Exaro. See Note 8 to our Financial Statements - “Investment in Exaro Energy III LLC” for additional details related to this investment.

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

Results of Operations for the Quarter Ended March 31, 2017 and 2016

The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids ("NGLs") from operations for the quarter ended March 31, 2017 and 2016. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six thousand cubic feet (“Mcf”) of natural gas. Reported lease operating expenses include production taxes, such as ad valorem and severance taxes.

	Three Months Ended March 31,
	2017	2016	%

Revenues (thousands):
Oil and condensate sales	$5,542	$5,247	6%
Natural gas sales	11,140	9,935	12%
NGL sales	2,742	2,400	14%
Total revenues	$19,424	$17,582	10%

Production:
Oil and condensate (thousand barrels)
Offshore GOM	22	51	(57)%
Southeast Texas	44	74	(41)%
South Texas	26	34	(24)%
Other	22	26	(15)%
Total oil and condensate	114	185	(38)%
Natural gas (million cubic feet)
Offshore GOM	3,008	3,838	(22)%
Southeast Texas	335	643	(48)%
South Texas	328	363	(10)%
Other	57	76	(25)%
Total natural gas	3,728	4,920	(24)%
Natural gas liquids (thousand barrels)
Offshore GOM	84	113	(26)%
Southeast Texas	29	67	(57)%
South Texas	15	17	(12)%
Other	—	2	(100)%
Total natural gas liquids	128	199	(36)%
Total (million cubic feet equivalent)
Offshore GOM	3,646	4,821	(24)%
Southeast Texas	770	1,490	(48)%
South Texas	574	670	(14)%
Other	190	245	(22)%
Total production	5,180	7,226	(28)%

Daily Production:
Oil and condensate (thousand barrels per day)
Offshore GOM	0.2	0.6	(57)%
Southeast Texas	0.5	0.8	(41)%
South Texas	0.3	0.4	(24)%
Other	0.3	0.2	(15)%
Total oil and condensate	1.3	2.0	(38)%
Natural gas (million cubic feet per day)
Offshore GOM	33.4	42.2	(22)%
Southeast Texas	3.7	7.1	(48)%
South Texas	3.7	4.0	(10)%
Other	0.6	0.8	(25)%
Total natural gas	41.4	54.1	(24)%

	Three Months Ended March 31,
	2017	2016	%

Natural gas liquids (thousand barrels per day)
Offshore GOM	0.9	1.2	(26)%
Southeast Texas	0.3	0.7	(57)%
South Texas	0.2	0.2	(12)%
Other	—	0.1	(100)%
Total natural gas liquids	1.4	2.2	(36)%
Total (million cubic feet equivalent per day)
Offshore GOM	40.5	53.0	(24)%
Southeast Texas	8.6	16.4	(48)%
South Texas	6.4	7.4	(14)%
Other	2.1	2.6	(22)%
Total production	57.6	79.4	(28)%

Average Sales Price:
Oil and condensate (per barrel)	$48.71	$28.39	72%
Natural gas (per thousand cubic feet)	$2.99	$2.02	48%
Natural gas liquids (per barrel)	$21.36	$11.99	78%
Total (per thousand cubic feet equivalent)	$3.75	$2.43	54%

Expenses (thousands):
Operating expenses	$6,833	$7,604	(10)%
Exploration expenses	$91	$320	(72)%
Depreciation, depletion and amortization	$11,771	$16,545	(29)%
Impairment and abandonment of oil and gas properties	$30	$1,851	(98)%
General and administrative expenses	$6,596	$5,902	12%
Gain from investment in affiliates (net of taxes)	$1,784	$40	* %

Selected data per Mcfe:
Operating expenses	$1.32	$1.05	26%
General and administrative expenses	$1.27	$0.82	55%
Depreciation, depletion and amortization	$2.27	$2.29	(1)%

* Greater than 1000%

Quarter Ended March 31, 2017 Compared to Quarter Ended March 31, 2016

Natural Gas, Oil and NGL Sales and Production

All of our revenues are from the sale of our natural gas, oil and NGL production. Our revenues may vary significantly from year to year depending on production volumes and changes in commodity prices, each of which may fluctuate widely. Our production volumes are subject to wide swings as a result of new operations, weather events, transportation and processing constraints and mechanical issues. In addition, our production naturally declines over time as we produce our reserves.

We reported revenues of $19.4 million for the quarter ended March 31, 2017, compared to revenues of $17.6 million for the quarter ended March 31, 2016. The increase in revenues was attributable to higher commodity prices, which offset the decline in production caused by limited drilling in 2016 due to the low and uncertain commodity price environment.

Total equivalent production was 57.6 Mmcfed for the quarter ended March 31, 2017, compared to 79.4 Mmcfed in the prior year quarter. The decrease was attributable primarily to a 10.5 Mmcfed decline in production from the Dutch and Mary Rose Field as a result of normal field decline and a 26 day shut in for compressor repair and normal field decline in our onshore properties that was not offset by new production from drilling.

Average Sales Prices

The average equivalent sales price realized for the quarter ended March 31, 2017 was $3.75 per Mcfe compared to $2.43 per Mcfe for the quarter ended March 31, 2016. This increase was attributable primarily to the increase in the realized price of oil to $48.71 per barrel, compared to $28.39 per barrel for the quarter ended March 31, 2016, and to the increase in the realized price of natural gas to $2.99 per Mcf, compared to $2.02 per Mcf for the quarter ended March 31, 2016.

Operating Expenses

Operating expenses for the quarter ended March 31, 2017 were approximately $6.8 million, or $1.32 per Mcfe, compared to $7.6 million, or $1.05 per Mcfe, for the quarter ended March 31, 2016. The table below provides additional detail of operating expenses for the quarter ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	(in thousands)	(per Mcfe)	(in thousands)	(per Mcfe)
Lease operating expenses	$4,648	0.90	$5,151	$ 0.71
Production & ad valorem taxes	659	0.13	894	0.12
Transportation & processing costs	1,041	0.20	1,419	0.20
Workover costs	485	0.09	140	0.02
Total operating expenses	$6,833	1.32	$7,604	$ 1.05

Lease operating expenses decreased by 10% for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016, as a result of our efforts to reduce costs during this challenging commodity price environment and the sale of our Colorado properties in December 2016.

Transportation & processing costs decreased by 27% for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016, due to additional costs in one of our Texas fields during the quarter ended March 31, 2016.

Exploration Expenses

Exploration expenses for the quarter ended March 31, 2017 were $0.1 million compared to $0.3 million for the quarter ended March 31, 2016.

Impairment Expenses

No impairment expense was recorded during the quarter ended March 31, 2017. Impairment expense for the quarter ended March 31, 2016 included proved property impairments of $0.7 million, substantially all of which was directly related to the decline in commodity prices and the resulting impact on estimated future net cash flows from associated reserves. Impairment expense for the quarter ended March 31, 2016 also included a $1.1 million impairment and partial impairment of certain unproved properties and onshore prospects due primarily to the sustained low commodity price environment and expiring leases, substantially all of which was related to unproved lease cost amortization of properties in Fayette and Gonzales counties Texas.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the quarter ended March 31, 2017 was approximately $11.8 million, or $2.27 per Mcfe. This compares to approximately $16.5 million, or $2.29 per Mcfe, for the quarter ended March 31, 2016. The lower depletion for the quarter ended March 31, 2017 was primarily attributable to lower production.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2017 were approximately $6.6 million, compared to $5.9 million for the quarter ended March 31, 2016. General and administrative expenses are primarily related to cash compensation and benefits, stock based compensation, professional fees and office costs. General and administrative expenses included approximately $1.5 million and $1.7 million in non-cash stock based compensation, for the current and prior year quarters, respectively.

Gain (loss) from Affiliates

For the quarter ended March 31, 2017, the Company recorded a gain from affiliates of approximately $1.8 million, net of no tax expense, related to our investment in Exaro, compared to a gain of $40 thousand, with an insignificant tax expense, for the quarter ended March 31, 2016.

Capital Resources and Liquidity

During the quarter ended March 31, 2017, we incurred expenditures of $19.3 million on capital projects, including $3.0 million in paid and accrued leasehold acquisition costs in the Southern Delaware Basin and $16.1 million for the drilling and completion of wells in the Southern Delaware Basin.

Our capital expenditure budget for 2017 was originally forecasted to be $46.3 million, including $36.6 million to drill and/or complete nine gross wells (4.0 net) on our Southern Delaware Basin acreage. As a result of the success of our first well in the Southern Delaware Basin acreage, and other factors, we have revised our 2017 budget to include an additional $11.2 million in drilling and completion costs on one gross well (0.5 net), which increases our forecast for the year to $57.5 million.

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

Cash From Operating Activities

Cash flows from operating activities provided approximately $14.9 million in cash for the quarter ended March 31, 2017 compared to $8.3 million provided by operating activities for the same period in 2016. The table below provides additional detail of cash flows from operating activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash flows from operating activities, exclusive of changes in working capital accounts	$5,881	$5,918
Changes in operating assets and liabilities	8,976	2,410
Net cash provided by operating activities	$14,857	$8,328

Cash From Investing Activities

Cash flows used in investing activities for the quarter ended March 31, 2017 were approximately $20.2 million, substantially all of which was used for capital expenditures related to drilling and/or completing wells in the Southern Delaware Basin and acquiring unproved leases in our areas of focus. Cash flows used in investing activities for the quarter ended March 31, 2016 were approximately $4.8 million all of which was used for capital expenditures related to completing a well in our Wyoming area and acquiring unproved leases in our areas of focus. Amounts presented include cash payments for accrued amounts at the beginning of each period.

Cash From Financing Activities

Cash flows provided by financing activities for the quarter ended March 31, 2017 were approximately $5.3 million, primarily related to net borrowings under our credit facility with the Royal Bank of Canada and other lenders (the “RBC Credit Facility”). Cash flows used in financing activities for the quarter ended March 31, 2016 were approximately $3.5 million, primarily related to the repayment of net borrowings under our RBC Credit Facility.

RBC Credit Facility

In October 2013, the Company entered into a $500 million four-year revolving credit facility with Royal Bank of Canada and other lenders, which currently has an October 1, 2019 maturity date. The borrowing base is redetermined each November and May. Effective May 4, 2017, as part of the regular redetermination schedule, the borrowing base under the RBC Credit Facility was redetermined at $125 million.

The RBC Credit Facility contains restrictive covenants which, among other things, restrict the declaration or payment of dividends by Contango and require a Current Ratio of greater than or equal to 1.0 and a Leverage Ratio of less than or equal to 3.50, both as defined in the RBC Credit Facility Agreement. As of March 31, 2017, we were in compliance with all covenants under the RBC Credit Facility, and at current commodity prices, do not expect any covenant compliance issues over the next twelve months. The RBC Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events.

Application of Critical Accounting Policies and Management’s Estimates

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Note 2 to our Financial Statements – “Summary of Significant Accounting Policies” of this report and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Application of Critical Accounting Policies and Management’s Estimates” in our 2016 Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 to our Financial Statements – “Summary of Significant Accounting Policies.”

Off Balance Sheet Arrangements

We may enter into off-balance sheet arrangements that can give rise to off-balance sheet obligations. As of March 31, 2017, the primary off-balance sheet arrangements that we have entered into are operating lease agreements, which are customary in the oil and gas industry. Other than the off-balance sheet arrangements shown under operating leases in the commitments and contingencies table included in our 2016 Form 10-K, we have no other off-balance sheet arrangements that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk

We are exposed to various risks including energy commodity price risk for our natural gas and oil production. When oil, natural gas and natural gas liquids prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. Our major commodity price risk exposure is to the prices received. Realized commodity prices received for our production are tied to the spot prices applicable to natural gas and crude oil at the applicable delivery points. Prices received for natural gas and oil are volatile and unpredictable. For the three months ended March 31, 2017, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximate $1.9 million impact on our revenues.

Derivative Instruments and Hedging Activity

We expect energy prices to remain volatile and unpredictable, therefore we have designed a risk management strategy which provides for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our cash flows. The types of derivative instruments that we typically utilize include swaps and costless collars. The total volumes which we hedge through the use of our derivative instruments varies from period to period, however, generally our objective is to hedge approximately 50% of forecasted production from proved developed producing reserves (excluding forecasted offshore production during hurricane season), at the time of hedging, for the following twelve to eighteen months. Our hedge strategy and objectives may change significantly as our operational profile changes and/or commodity prices change.

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

We have also been exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Currently, we do not have any derivative contracts to reduce the exposure to market rate fluctuations. At March 31, 2017, we did not have any open positions that converted our variable interest rate debt to fixed interest rates. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

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

As of March 31, 2017, our total long-term debt was $59.7 million, which bears interest at a floating or market interest rate that is tied to the prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. During the quarter ended March 31, 2017, our effective rates fluctuated between 4.0% and 6.5%, depending on the term of the specific debt drawdowns. At March 31, 2017, we did not have any outstanding interest rate swap agreements. As of March 31, 2017, the weighted average interest rate on our variable rate debt was 4.27% per year. Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our RBC Credit Facility would result in an increase of our interest expense by $0.1 million for the three month period.

Other Financial Instruments

As of March 31, 2017, we had no cash or cash equivalents based on our cash management policy. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of March 31, 2017, an immediate 10% change in interest rates would result in a $0.3 million change on our near-term financial condition or results of operations.

Item 4. Controls and Procedures

Our President and Chief Executive Officer, together with our Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. Based upon that evaluation, the Company’s management concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 12 to our Financial Statements – “Commitments and Contingencies.”

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

CONTANGO OIL & GAS COMPANY

Date: May 10, 2017	By:	/S/ ALLAN D. KEEL
Allan D. Keel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	By:	/S/ E. JOSEPH GRADY
E. Joseph Grady
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2017	By:	/S/ DENISE DUBARD
Denise DuBard
Chief Accounting Officer and Controller
(Principal Accounting Officer)

Exhibit Number		Description
3.1		Certificate of Incorporation of Contango Oil & Gas Company. (1)
3.2		Amendment to the Certificate of Incorporation of Contango Oil & Gas Company. (2)
3.3		Third Amended and Restated Bylaws of Contango Oil & Gas Company. (3)
10.1	*	Employment Agreement, dated as of February 26, 2017, among Contango Oil & Gas Company and James J. Metcalf Jr. (4)
10.2	*	Form of Contango Oil and Gas Company Stock Award Agreement (employees) †
10.3	*	Form of Contango Oil and Gas Company Stock Award Agreement (executives) †
10.4	*	Contango Oil and Gas Director Compensation Plan †
31.1		Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
31.2		Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101		Interactive Data Files †

†Filed herewith.

*     Indicates a management contract or compensatory plan or arrangement.

1.	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000.

2.	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.

3.	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 3, 2015.

4.	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 15, 2017.