Form 10-Q
period 2017-09-30
CONTANGO OIL & GAS CO
filed 2017-11-08
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of November 6, 2017 was 25,509,792.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

All references in this Quarterly Report on Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and its subsidiaries.

Item 1. Consolidated Financial Statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	September 30,	December 31,
	2017	2016

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net	11,757	16,727
Prepaid expenses	1,786	1,787
Current derivative asset	440	—
Inventory	—	540
Total current assets	13,983	19,054
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	1,221,391	1,188,065
Unproved properties	38,720	38,338
Other property and equipment	1,272	1,265
Accumulated depreciation, depletion and amortization	(918,768)	(887,286)
Total property, plant and equipment, net	342,615	340,382
OTHER NON-CURRENT ASSETS:
Investments in affiliates	18,242	15,767
Other	954	1,311
Total other non-current assets	19,196	17,078
TOTAL ASSETS	$375,794	$376,514

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$45,401	$55,135
Current derivative liability	90	3,446
Current asset retirement obligations	4,008	4,308
Total current liabilities	49,499	62,889
NON-CURRENT LIABILITIES:
Long-term debt	79,226	54,354
Asset retirement obligations	18,082	22,618
Other long term liabilities	248	248
Total non-current liabilities	97,556	77,220
Total liabilities	147,055	140,109
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50 million shares authorized, 30,887,073 shares issued and 25,544,705 shares outstanding at September 30, 2017, 30,557,987 shares issued and 25,238,600 shares outstanding at December 31, 2016	1,224	1,211
Additional paid-in capital	300,986	296,439
Treasury shares at cost (5,342,368 shares at September 30, 2017 and 5,319,387 shares at December 31, 2016)	(128,482)	(128,321)
Retained earnings	55,011	67,076
Total shareholders’ equity	228,739	236,405
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$375,794	$376,514

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
REVENUES:
Oil and condensate sales	$6,109	$4,946	$18,134	$17,164
Natural gas sales	9,681	12,011	31,956	31,283
Natural gas liquids sales	3,040	2,619	8,440	8,073
Total revenues	18,830	19,576	58,530	56,520
EXPENSES:
Operating expenses	7,041	8,158	20,203	22,782
Exploration expenses	315	444	690	1,088
Depreciation, depletion and amortization	11,193	15,166	35,678	49,586
Impairment and abandonment of oil and gas properties	84	1,165	1,515	4,268
General and administrative expenses	6,219	7,486	18,648	18,772
Total expenses	24,852	32,419	76,734	96,496
OTHER INCOME (EXPENSE):
Gain from investment in affiliates, net of income taxes	525	467	2,475	1,802
Gain (loss) from sale of assets	(184)	11	2,336	11
Interest expense	(1,138)	(989)	(2,822)	(3,045)
Gain (loss) on derivatives, net	(9)	913	4,574	736
Other income (expense)	—	7	(27)	(303)
Total other income (expense)	(806)	409	6,536	(799)
NET LOSS BEFORE INCOME TAXES	(6,828)	(12,434)	(11,668)	(40,775)
Income tax provision	(88)	(51)	(397)	(410)
NET LOSS	$(6,916)	$(12,485)	$(12,065)	$(41,185)
NET LOSS PER SHARE:
Basic	$(0.28)	$(0.55)	$(0.49)	$(2.02)
Diluted	$(0.28)	$(0.55)	$(0.49)	$(2.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	24,708	22,881	24,662	20,370
Diluted	24,708	22,881	24,662	20,370

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,065)	$(41,185)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	35,678	49,586
Impairment of natural gas and oil properties	1,400	4,137
Exploration recovery	(232)	(2)
Gain on sale of assets	(2,336)	(11)
Gain from investment in affiliates	(2,475)	(1,802)
Stock-based compensation	4,560	4,315
Unrealized loss (gain) on derivative instruments	(3,797)	2,400
Changes in operating assets and liabilities:
Decrease in accounts receivable & other receivables	4,767	7,026
Decrease (increase) in prepaids	1	(282)
Decrease in inventory	123	—
Decrease in accounts payable & advances from joint owners	(1,744)	(5,621)
Increase in other accrued liabilities	2,461	2,384
Decrease in income taxes receivable, net	—	2,868
Decrease in income taxes payable, net	(308)	(200)
Other	72	(17)
Net cash provided by operating activities	$26,105	$23,596
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	$(51,937)	$(19,849)
Additions to furniture & equipment	(42)	—
Sale of furniture & equipment	12	11
Sale of oil & gas properties	1,151	—
Net cash used in investing activities	$(50,816)	$(19,838)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$172,015	$118,310
Repayments under credit facility	(147,143)	(171,293)
Net proceeds from equity offering	—	50,451
Purchase of treasury stock	(161)	(230)
Debt issuance costs	—	(996)
Net cash provided by (used in) financing activities	$24,711	$(3,758)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$—	$—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except number of shares)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
	(unaudited)
Balance at December 31, 2016	25,238,600	$1,211	$296,439	$(128,321)	$67,076	$236,405
Treasury shares at cost	(22,981)	—	—	(161)	—	(161)
Restricted shares activity	329,086	13	(13)	—	—	—
Stock-based compensation	—	—	4,560	—	—	4,560
Net income	—	—	—	—	(12,065)	(12,065)
Balance at September 30, 2017	25,544,705	$1,224	$300,986	$(128,482)	$55,011	$228,739

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

The following table lists the Company’s primary producing areas as of September 30, 2017:

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

(1)

Through a 37% equity investment in Exaro Energy III LLC (“Exaro”). Production associated with this investment is not included in the Company’s reported production results for the three and nine months ended September 30, 2017.

In July 2016, the Company purchased approximately 12,100 gross operated undeveloped acres (5,000 net acres) in the Southern Delaware Basin in Pecos County, Texas, which it began drilling during the fourth quarter of 2016, and as of September 30, 2017, had increased its acreage to approximately 13,600 gross operated acres (6,800 net).

The Company’s 2017 capital program has focused, and will continue to focus, on the development of the Company’s Southern Delaware Basin acreage. Additionally, the Company will continue to identify opportunities for cost efficiencies in all areas of its operations, maintain core leases and identify new resource potential opportunities internally and, where appropriate, through acquisition. The Company will continuously monitor the commodity price environment, including its stability and forecast, and, if warranted, make adjustments to its strategy as the year progresses.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the SEC, including instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the 2016 Form 10-K. The consolidated results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Impairment of Long-Lived Assets

Pursuant to GAAP, when circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the estimated future undiscounted cash flows based on the Company’s estimate of future reserves, natural gas and oil prices, operating costs and production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair value. The factors used to determine fair value include, but are not limited to, estimates of proved and probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Additionally, the Company may use appropriate market data to determine fair value. The Company recognized no impairment of proved properties for the three and nine months ended September 30, 2017. No impairment of proved properties was recognized for the three months ended September 30, 2016, and the Company recognized approximately $0.7 million impairment of proved properties for the nine months ended September 30, 2016, substantially all of which was directly related to the decline in commodity prices and the resulting impact on estimated future net cash flows from associated reserves.

Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. The Company recognized no impairment of unproved properties for the three months ended September 30, 2017 and $1.4 million in impairment expense related to the partial impairment of two unused offshore platforms for the nine months ended September 30, 2017. The Company recognized impairment expense of approximately $1.1 million and approximately $3.4 million for the three and nine months ended September 30, 2016, respectively, related to partial impairment of certain unproved properties due primarily to the sustained low commodity price environment and expiring leases, substantially all of which was related to unproved lease cost amortization of marginal, non-core properties in Fayette and Gonzales counties, Texas.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities, including unexercised stock options, Performance Stock Units and unvested restricted stock, have not been considered when their effect would be antidilutive. For the three months ended September 30, 2017, the Company excluded 971,813 potentially dilutive securities, as they were antidilutive, and excluded 813,151 potentially dilutive securities for the nine months ended September 30, 2017, as they were antidilutive.

For the three months ended September 30, 2016, the Company excluded 439,017 potentially dilutive securities, as they were antidilutive, and 382,867 potentially dilutive securities were excluded for the nine months ended September 30, 2016, as they were antidilutive.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01: Business Combinations (Topic 805) Clarifying the Definition of a Business (ASU 2017-01). The amendments in this update are intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this update should be applied prospectively on or after the effective date. No disclosures are required at transition. The provisions of this accounting update are not expected to have a material impact on the Company’s financial position or results of operations.

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year. That new standard is now effective for annual reporting periods beginning after December 15, 2017. The Company has completed its initial review of all revenue contracts. The Company’s revenue contracts are normal purchase/sale contracts and as such, the Company does not expect that the new revenue recognition standard will have a material impact on the Company’s financial statements upon adoption.  The Company expects to use the modified retrospective method to adopt the standard, meaning the cumulative effect of initially applying the standard will be recognized at the date of the adoption of the standard.

3. Acquisitions and Dispositions

In July 2016, the Company purchased one-half of the seller’s interest in approximately 12,100 gross undeveloped acres (approximately 5,000 net acres) in the Southern Delaware Basin of Texas for up to $25 million (the “Acquisition”). The purchase price was comprised of $10 million in cash paid on July 26, 2016, plus $10 million to be paid in the form of carried well costs expected to be paid over the period of drilling and completion of the first six wells. Additionally, contingent upon success, $5 million in spud bonuses is to be paid by the Company ratably over the following 14 wells drilled, which would increase the total consideration paid by the Company to $25 million. As of September 30, 2017, the Company had paid all $10 million of the carried well costs and $0.7 million in spud bonuses. As of September 30, 2017, the Company had increased its acreage to approximately 13,600 gross operated acres (6,800 net).

On December 30, 2016, all of the Company’s non-core Colorado assets were sold to an independent oil and gas company for an aggregate purchase price of $5.0 million, subject to normal post-closing adjustments. The properties consisted of the Company’s approximately 16,000 gross (11,200 net) acres primarily in Adams and Weld counties, Colorado and associated producing vertical wells.

Effective February 1, 2017, the Company sold to a third party all of its assets in the North Bob West area and its operated assets in the Escobas area, both located in Southeast Texas, for a cash purchase price of $650,000. The Company recorded a net gain of $2.9 million after removal of the asset retirement obligations associated with the sold properties.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2017. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There have been no transfers between Level 1, Level 2 or Level 3.

Fair value information for financial assets and liabilities was as follows as of September 30, 2017 (in thousands):

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts - assets	$440	$—	$440	$—
Commodity price contracts - liabilities	$(90)	$—	$(90)	$—

Derivatives listed above are recorded in “Current derivative asset or liability” on the Company’s consolidated balance sheet and include swaps and costless collars that are carried at fair value. The Company records the net change in the fair value of these positions in "Gain (loss) on derivatives, net" in the Company's consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted markets prices and implied volatility factors related to changes in the forward curves. See Note 5 - "Derivative Instruments" for additional discussion of derivatives.

As of September 30, 2017, the Company's derivative contracts were with certain members of its credit facility lenders which are major financial institutions with investment grade credit ratings which are believed to have minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

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

Asset Retirement Obligations

The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. The factors used to determine fair value include, but are not limited to, estimated future plugging and abandonment costs and expected lives of the related reserves. As there is no corroborating market activity to support the assumptions used, the Company has designated these liabilities as Level 3.

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

As of September 30, 2017, the Company’s natural gas and oil derivative positions consisted of “swaps” and “costless collars”.  Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a purchased put option and a sold call option, which establishes a minimum and maximum price, respectively, that the Company will receive for the volumes under the contract.

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

The following derivative instruments were in place at September 30, 2017 (fair value in thousands):

Commodity	Period	Derivative	Volume/Month	Price/Unit (1)	Fair Value
Natural Gas	Oct 2017	Collar	200,000 MMBtu	$2.65 - 3.00	0
Natural Gas	Nov 2017 - Dec 2017	Collar	400,000 MMBtu	$2.65 - 3.00	(90)

Natural Gas	Oct 2017	Swap	70,000 MMBtu	$3.51	37
Natural Gas	Nov 2017 - Dec 2017	Swap	300,000 MMBtu	$3.51	246

Oil	Oct 2017	Swap	6,000 Bbls	$53.95	13
Oil	Nov 2017 - Dec 2017	Swap	8,000 Bbls	$53.95	30

Oil	Oct 2017 - Dec 2017	Swap	9,000 Bbls	$56.20	114
		Total net fair value of derivative instruments			$350

(1)   Commodity price derivatives are based on Henry Hub NYMEX natural gas prices and West Texas Intermediate oil prices, as applicable.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of September 30, 2017 (in thousands):

	Gross	Netting (1)	Total
Assets	$440	$—	$440
Liabilities	$(90)	$—	$(90)

(1)   Represents counterparty netting under agreements governing such derivatives.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of December 31, 2016 (in thousands):

	Gross	Netting (1)	Total
Assets	$—	$—	$—
Liabilities	$(3,446)	$—	$(3,446)

(1)   Represents counterparty netting under agreements governing such derivatives.

The following table summarizes the effect of derivative contracts on the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Crude oil contracts	$342	$—	$879	$—
Natural gas contracts	179	(619)	(102)	3,136
Realized gain (loss)	$521	$(619)	$777	$3,136

Crude oil contracts	$(661)	$—	$156	$—
Natural gas contracts	131	1,532	3,641	(2,400)
Unrealized gain (loss)	$(530)	$1,532	$3,797	$(2,400)
Gain (loss) on derivatives, net	$(9)	$913	$4,574	$736

In October 2017, the Company entered into the following additional financial derivative contracts with a member of its credit facility lenders:

Commodity	Period	Derivative	Volume/Month	Price/Unit (1)
Natural Gas	Jan 2018 - July 2018	Swap	370,000 MMBtu	$3.07
Natural Gas	Aug 2018 - Oct 2018	Swap	70,000 MMBtu	$3.07
Natural Gas	Nov 2018 - Dec 2018	Swap	320,000 MMBtu	$3.07

Oil	Jan 2018 - June 2018	Swap	20,000 Bbls	$56.40
Oil	July 2018 - Oct 2018	Collar	20,000 Bbls	$52.00 - 56.85
Oil	Nov 2018 - Dec 2018	Collar	15,000 Bbls	$52.00 - 56.85

Oil	Jan 2019 - Dec 2019	Collar	7,000 Bbls	$50.00 - 58.00

(1)   Commodity price derivatives are based on Henry Hub NYMEX natural gas prices and Argus Louisiana Light Sweet oil prices, as applicable.

6. Stock-Based Compensation

The Company recognized approximately $4.6 million and $4.3 million in stock compensation expense during the nine months ended September 30, 2017 and 2016, respectively, for equity awards granted to its officers, employees and directors. As of September 30, 2017, an additional $6.2 million of compensation expense remained to be recognized over the remaining weighted-average vesting period of 2.1 years. This includes expense related to restricted stock, Performance Stock Units (“PSUs”) and stock options.

Restricted Stock

During the nine months ended September 30, 2017, the Company granted 383,376 shares of restricted common stock, which vest over three years, to new and existing employees as part of their overall compensation package, and 74,325 shares of restricted common stock, which vest over one year, to directors pursuant to the Company’s Director Compensation Plan. The weighted average intrinsic value of the restricted shares granted during the nine months ended September 30, 2017, was $7.55 with a total fair value of approximately $3.5 million after adjustment for an estimated weighted average forfeiture rate of 5.7%. During the nine months ended September 30, 2017, 128,615 restricted shares were forfeited by former employees. The aggregate intrinsic value of restricted shares forfeited during the nine months ended September 30, 2017 was approximately $1.3 million. Approximately 1.6 million shares remained available for grant under the Amended and Restated 2009 Incentive Compensation Plan as of September 30, 2017, assuming PSUs are settled at 100% of target.

During the nine months ended September 30, 2016, the Company granted 40,876 immediately vested shares of restricted common stock. Of these, 38,943 shares were granted to employees and 1,933 shares were granted to directors, all of which were issued pursuant to the Company’s salary replacement program (the “Salary Replacement Program”) which temporarily deferred 10% of 2015 employee salaries and director fees. Additionally, the Company granted 197,306 shares of restricted common stock to employees as part of their overall compensation package, which vest over four years, and 49,460 shares of restricted common stock to directors pursuant to the Company’s Director Compensation Plan, which vest over one year. The weighted average fair value of the restricted shares granted during the nine months ended September 30, 2016, was $11.60 with a total fair value of approximately $3.3 million after adjustment for an estimated weighted average forfeiture rate of 3.5%. During the nine months ended September 30, 2016, 4,160 restricted shares were forfeited by former employees. The aggregate intrinsic value of restricted shares forfeited during the nine months ended September 30, 2016 was approximately $130 thousand.

Performance Stock Units

During the nine months ended September 30, 2017, the Company granted  30,000 PSUs to a new employee, at a weighted average fair value of $8.32 per unit and 160,908 PSUs to executive officers, as part of their overall compensation package, at a value of $13.91 per unit. All prices were determined using the Monte Carlo simulation model. During the nine months ended September 30, 2017, 94,063 PSUs were forfeited by former employees. No PSUs were issued or forfeited during the nine months ended September 30, 2016. PSUs represent the opportunity to receive shares of the Company's common stock at the time of settlement. The number of shares to be awarded upon settlement of these PSUs may range from 0% to 300% of the number of PSUs awarded contingent upon the achievement of certain share price appreciation targets as compared to a peer group index. The PSUs vest and settlement is determined after a three year period.

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

Stock Options

Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the nine months ended September 30, 2017 and 2016, there was no excess tax benefit recognized.

Compensation expense related to stock option grants are recognized over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. No stock options were granted during the nine months ended September 30, 2017 or 2016.

During the nine months ended September 30, 2017, no stock options were exercised, while 17,072 stock options were forfeited by former employees. During the nine months ended September 30, 2016, no stock options were exercised and stock options for 1,657 shares of common stock were forfeited.

7. Other Financial Information

The following table provides additional detail for accounts receivable, prepaid expenses and other, and accounts payable and accrued liabilities which are presented on the consolidated balance sheets (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable:
Trade receivables	$7,262	$8,424
Receivable for Alta Resources Distribution	1,993	1,993
Joint interest billings	2,972	3,519
Income taxes receivable	92	91
Other receivables	335	3,395
Allowance for doubtful accounts	(897)	(695)
Total accounts receivable	$11,757	$16,727

Prepaid expenses and other:
Prepaid insurance	$1,088	$1,086
Other	698	701
Total prepaid expenses and other	$1,786	$1,787

Accounts payable and accrued liabilities:
Royalties and revenue payable	$19,343	$16,920
Advances from partners	3,230	5,792
Accrued exploration and development	8,189	11,176
Accrued carried well costs	—	7,155
Trade payables	5,433	5,406
Accrued LOE & workover expense	2,228	1,867
Accrued G&A and legal expense	3,997	5,016
Other accounts payable and accrued liabilities	2,981	1,803
Total accounts payable and accrued liabilities	$45,401	$55,135

Included in the table below is supplemental information about certain cash and non-cash transactions during the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash payments:
Interest payments	$2,501	$2,935
Income tax payments (refunds)	$708	$(2,337)
Non-cash investing activities in the consolidated statements of cash flows:
Increase (decrease) in accrued capital expenditures	$(10,142)	$7,248

8. Investment in Exaro Energy III LLC

The Company maintains an ownership interest in Exaro of approximately 37%.

The following table (in thousands) presents condensed balance sheet data for Exaro as of September 30, 2017 and December 31, 2016. The balance sheet data was derived from Exaro’s balance sheet as of September 30, 2017 and December 31, 2016 and was not adjusted to represent the Company’s percentage of ownership interest in Exaro. The Company’s share in the equity of Exaro at September 30, 2017 was approximately $18.1 million.

	September 30, 2017	December 31, 2016
Current assets (1)	$15,897	$25,296
Non-current assets:
Net property and equipment	84,766	90,621
Gas processing deposit	1,150	1,150
Other non-current assets	57	8
Total non-current assets	85,973	91,779
Total assets	$101,870	$117,075

Current liabilities (2)	$3,950	$65,694
Non-current liabilities:
Long-term debt	44,356	—
Other non-current liabilities	3,466	8,106
Total non-current liabilities	47,822	8,106
Members' equity	50,098	43,275
Total liabilities & members' equity	$101,870	$117,075

(1)	Approximately $13.6 million and $19.6 million of current assets as of September 30, 2017 and December 31, 2016, respectively, is cash.
(2)	Approximately $59.3 million of current liabilities as of December 31, 2016, was attributable to Exaro’s senior loan facility maturing in 2017, which has since been refinanced.

The following table (in thousands) presents the condensed results of operations for Exaro for the three and nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 and 2016 were derived from Exaro's financial statements for the respective periods. The income statement data below was not adjusted to represent the Company’s ownership interest but rather reflects the results of Exaro as a company. The Company’s share in Exaro’s results of operations recognized for the three months ended September 30, 2017 and 2016 was a gain of $0.5 million, net of no tax expense.  The Company’s share in Exaro’s results of operations recognized for the nine months ended September 30, 2017 and 2016 was a gain of $2.5 million, net of no tax expense, and a gain of $1.8 million, net of no tax expense, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Production:
Oil (thousand barrels)	24	30	77	98
Gas (million cubic feet)	2,216	2,659	6,797	8,083
Total (million cubic feet equivalent)	2,360	2,839	7,260	8,671

Oil and natural gas sales	$7,483	$8,242	$24,499	$20,730
Gain (loss) on derivatives	318	1,011	3,720	(1,231)
Other gain	—	—	—	10,441
Less:
Lease operating expenses	2,928	3,969	10,914	11,513
Depreciation, depletion, amortization & accretion	2,143	2,880	6,734	8,705
General & administrative expense	701	671	2,308	2,605
Income from continuing operations	2,029	1,733	8,263	7,117
Net interest expense	(629)	(598)	(1,582)	(1,994)
Net income	$1,400	$1,135	$6,681	$5,123

Exaro's results of operations do not include income taxes because Exaro is treated as a partnership for tax purposes.

9. Long-Term Debt

RBC Credit Facility

In October 2013, the Company entered into a $500 million revolving credit facility with Royal Bank of Canada and other lenders (the “RBC Credit Facility”), which matures on October 1, 2019. The borrowing base under the facility is redetermined each November and May. The Company is currently going through the redetermination process, but does not expect a material reduction that would affect its liquidity. As of September 30, 2017, the borrowing base under the RBC Credit Facility was $125 million.

As of September 30, 2017, the Company had approximately $79.2 million outstanding under the RBC Credit Facility and $1.9 million in outstanding letters of credit. As of December 31, 2016, the Company had approximately $54.4 million outstanding under the RBC Credit Facility and $1.9 million in outstanding letters of credit. As of September 30, 2017, borrowing availability under the RBC Credit Facility was $43.9 million.

Total interest expense under the RBC Credit Facility, including commitment fees, for the three and nine months ended September 30, 2017 was approximately $1.1 million and $2.8 million, respectively. Total interest expense under the RBC Credit Facility, including commitment fees, for the three and nine months ended September 30, 2016 was approximately $1.0 million and $3.0 million, respectively.

The RBC Credit Facility contains restrictive covenants which, among other things, restrict the declaration or payment of dividends by Contango and require a Current Ratio of greater than or equal to 1.0 and a Leverage Ratio of less than or equal to 3.50, both as defined in the RBC Credit Facility Agreement. As of September 30, 2017, the Company was in compliance with all financial covenants under the RBC Credit Facility. The RBC Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events.

The weighted average interest rate in effect at September 30, 2017 and December 31, 2016 was 4.9% and 4.2%, respectively. The RBC Credit Facility matures on October 1, 2019, at which time any outstanding balances will be due.

10. Income Taxes

The Company’s income tax provision for continuing operations consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current tax provision:
Federal	$—	$—	$—	$—
State	88	51	397	410
Total	$88	$51	$397	$410
Total tax provision:
Federal	$—	$—	$—	$—
State	88	51	397	410
Total	$88	$51	$397	$410
Included in gain from investment in affiliates	$—	$—	$—	$—
Total income tax provision	$88	$51	$397	$410

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that the deferred tax assets will be realized and, therefore, established a full valuation allowance at September 30, 2015. For the nine months ended September 30, 2017, the Company continues to fully value the net deferred tax asset. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

11. Related Party Transactions

Olympic Energy Partners

Mr. Joseph J. Romano, the Chairman of the Company’s board of directors, is also the President and Chief Executive Officer of Olympic Energy Partners LLC ("Olympic"). Olympic participated with the Company in the drilling of wells in March 2010, and its ownership in Company-operated wells is limited to our Dutch and Mary Rose wells.

During the three and nine months ended September 30, 2017, Mr. Romano earned $15 thousand and $42 thousand for his service as a director of the Company, respectively. During the three and nine months ended September 30, 2016, Mr. Romano earned $17 thousand and $43 thousand for his service as a director of the Company, respectively.

In May 2017, Mr. Romano received 14,865 shares of restricted stock, which vest in one year, as part of his board of director compensation. The Company recognized compensation expense of approximately $28 thousand and $90 thousand related to the shares granted to Mr. Romano for the three and nine months ended September 30, 2017, respectively. In January 2016, Mr. Romano received 261 shares of restricted stock, which vested immediately, pursuant to the Salary Replacement Program and an additional 9,892 shares of restricted stock in May 2016, which vest in one year, as part of his board of director compensation. During the three and nine months ended September 30, 2016, the Company recognized compensation expense of approximately $30 thousand and $70 thousand, respectively, related to the shares granted to Mr. Romano.

Below is a summary of payments received from (paid to) Olympic in the ordinary course of business in the Company’s capacity as operator of the wells and platforms for the periods indicated. The Company made and received similar types of payments with other well owners (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue payments as well owners	$(634)	$(617)	$(2,071)	$(1,788)
Joint interest billing receipts	111	149	306	272

As of September 30, 2017 and December 31, 2016, the Company's consolidated balance sheets reflected the following balances relating to Olympic (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable:
Joint interest billing	$26	$59

Accounts payable:
Royalties and revenue payable	(448)	(557)

Oaktree Capital Management L.P.

As of September 30, 2017, Oaktree Capital Management L.P. ("Oaktree"), through various funds, owned approximately 5.1% of the Company's stock. On October 1, 2013, Mr. James Ford, then a Managing Director and Portfolio Manager within Oaktree, was elected to the Company's board of directors. Mr. Ford is currently a Senior Advisor to Oaktree.

Historically, all cash and equity awards payable to Mr. Ford were instead granted to an affiliate of Oaktree. Beginning in October 2016, all cash and equity awards payable to Oaktree for Mr. Ford’s service as a director became payable to him directly. During the three and nine months ended September 30, 2017, Mr. Ford earned $18 thousand and $50 thousand in cash as a result of his board participation, respectively. During the three and nine months ended September 30, 2016, an affiliate of Oaktree earned $18 thousand and $50 thousand in cash as a result of Mr. Ford's board participation, respectively.

In May 2017, Mr. Ford received 14,865 shares of restricted stock, which vest in one year, as part of his board of director compensation. The Company recognized compensation expense of approximately $28 thousand and $90 thousand related to the shares granted to Mr. Ford for the three and nine months ended September 30, 2017, respectively. In January 2016, an affiliate of Oaktree received 313 shares of restricted stock, which vested immediately, pursuant to the Salary Replacement Program and an additional 9,892 shares of restricted stock in May 2016, which vest in one year, as part of Mr. Ford’s board of director compensation. During the three and nine months ended September 30, 2016, the Company recognized compensation expense of approximately $30 thousand and $70 thousand, respectively, related to the shares granted to an affiliate of Oaktree.

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

Throughput Contract Commitment

The Company signed a throughput agreement with a third party pipeline owner/operator that constructed a natural gas gathering pipeline in the Company’s Southeast Texas area that allows the Company to defray the cost of building the pipeline itself. The Company currently forecasts that monthly gas volume deliveries through this line in its Southeast Texas area will not meet minimum throughput requirements under the agreement. Without further development in that area, the volume deficiency will continue through the expiration of the throughput commitment in March 2020. The throughput deficiency fee is paid in April of each calendar year. The Company estimates that the net deficiency fee will be approximately $1.0 million annually for the remaining contract period, based upon forecasted production volumes from existing proved producing reserves only, assuming no future development during this commitment period. As of September 30, 2017, based upon the current commodity price market and our short term strategic drilling plans, the Company has recorded a $0.8 million loss contingency through December 31, 2017. The Company will continue to assess this commitment in light of its development plans for this area.

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

Cautionary Statement about Forward-Looking Statements

Certain statements contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K and those factors summarized below:

•

our ability to successfully develop our acquisition of undeveloped acreage in the Southern Delaware Basin, integrate the operations relating thereto with our existing operations and realize the benefits of such acquisition;

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
•

the risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes, especially in prospects in which we have made a large capital commitment relative to the size of our capital structure;

•	the timing and successful drilling and completion of natural gas and oil wells;
•	availability of capital and the ability to repay indebtedness when due;
•	availability and cost of rigs and other materials and operating equipment;
•	timely and full receipt of proceeds from the sale of our production;
•	the ability to find, acquire, market, develop and produce new natural gas and oil properties;
•	interest rate volatility;
•	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
•	operating hazards attendant to the natural gas and oil business including weather, environmental risks, accidental spills, blowouts and pipeline ruptures, and other risks;
•	downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
•	potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps;
•	actions or inactions of third-party operators of our properties;
•	actions or inactions of third-party operators of pipelines or processing facilities;
•	the ability to find and retain skilled personnel;
•	strength and financial resources of competitors;
•	federal and state legislative and regulatory developments and approvals;
•	worldwide economic conditions;
•	the ability to construct and operate infrastructure, including pipeline and production facilities;

•	the continued compliance by us with various pipeline and gas processing plant specifications for the gas and condensate produced by us;
•	operating costs, production rates and ultimate reserve recoveries of our natural gas and oil discoveries;
•	expanded rigorous monitoring and testing requirements; and
•	our ability to obtain insurance coverage on commercially reasonable terms.

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

The following table lists our primary producing areas as of September 30, 2017:

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

(1)

Through a 37% equity investment in Exaro Energy III LLC (“Exaro”). Production associated with this investment is not included in our reported production results for the three months ended September 30, 2017.

In July 2016, we purchased approximately 12,100 gross operated undeveloped acres (5,000 net acres) in the Southern Delaware Basin in Pecos County, Texas (the “Acquisition”), which we began drilling during the fourth quarter of 2016, and increased our acreage to approximately 13,600 gross operated acres (6,800 net) as of September 30, 2017.

Our 2017 capital program has focused, and will continue to focus, on the development of our Southern Delaware Basin acreage. Additionally, we will continue to identify opportunities for cost efficiencies in all areas of our operations, maintain core leases and continue to identify new resource potential opportunities internally and, where appropriate, through acquisition. We will continuously monitor the commodity price environment, including its stability and forecast, and, if warranted, make adjustments to our strategy as the year progresses.

Capital Expenditures

Our Southern Delaware Basin acreage has generated, and is expected to continue to generate, positive returns on drilling investment, even in the current commodity price environment. Assuming we achieve our expected results and market conditions do not deteriorate, we will continue to drill throughout the year. Until a sustained improvement in commodity prices occurs, however, we do not currently expect to devote meaningful capital to the development of our other areas, and will devote capital to those areas to fulfill commitments, preserve core acreage and, where determined appropriate to do so, expand our presence in existing areas. We will continue to make balance sheet strength a priority in 2017, will continue to evaluate new organic opportunities for growth and will continue to evaluate pursuing stressed or distressed acquisition opportunities that may arise in this low commodity price environment. We retain the flexibility to be more aggressive in our drilling plans should actual results exceed expectations and/or commodity prices improve, thereby making increased drilling an appropriate business decision.

Southern Delaware Basin

Since the closing of the Acquisition, we and our partner have increased our leasehold footprint to approximately 13,600 gross operated acres, or approximately 6,800 net acres to Contango. As of September 30, 2017, we currently estimate that we have close to 200 gross drilling locations in the Southern Delaware Basin, initially targeting the Wolfcamp A, Wolfcamp B and Second Bone Spring formations. Substantially all of these locations can accommodate 10,000 foot laterals. In January 2017, we initiated flowback on our first well in the Southern Delaware Basin, the

Lonestar-Gunfighter #1H, an Upper Wolfcamp A test well in the northwest portion of our acreage position, on a controlled flow basis, reaching a maximum 24-hour initial production (“IP”) rate of 966 Boed (72% oil).

Our next two wells, the Rude Ram #1H and the Ripper State #1H, were drilled from a common surface location one mile south of the Lonestar-Gunfighter #1H, each well also targeting the Upper Wolfcamp A. Both wells initiated flow back in May 2017. The Rude Ram #1H reached a maximum 24-hour IP rate of 1,304 Boed (69% oil), while the Ripper State #1H reached a maximum 24-hour IP rate of 1,131 Boed (73% oil). In February 2017, we spud a pilot test well, the Grim Reaper #1H, approximately 1.5 miles to the southeast of the Rude Ram and Ripper State. The Grim Reaper was initially drilled as a pilot well through the Lower Wolfcamp, and after experiencing casing problems in the intermediate hole section, logs were run, and the well was completed vertically with multistage fracs in the Lower Wolfcamp to evaluate future potential.

Our fourth horizontal well in the area, the Gunner #2H, was spud in April 2017, targeting the Lower Wolfcamp A. The Gunner #2H is approximately two miles to the northeast of the Grim Reaper #1H and initiated flow back in early August 2017, reaching a maximum 24-hour IP rate of 1,348 Boed (77% oil). In June 2017, we spud the Fighting Ace #1H which encountered mechanical difficulties and was temporarily abandoned.  We expect this well bore could have future utility for a possible shallower Bone Springs test.

Our fifth horizontal well, the Crusader #1H, was spud in June 2017, targeting the Lower Wolfcamp A.  Completion operations with 50 stages of fracture stimulation are expected to commence in early January 2018. Our sixth horizontal well, the Ragin Bull #1H was spud in September 2017 targeting the Wolfcamp formation to satisfy lease considerations and we are currently in the lateral section.

Impairment of Long-Lived Assets

We recognized no impairment of proved properties during the three and nine months ended September 30, 2017. Under GAAP, an impairment charge is required when the unamortized capital cost of any individual property within the Company’s producing property base exceeds the risked estimated future net cash flows from the proved, probable and possible reserves for that property. We recognized no impairment of unproved properties for the three months ended September 30, 2017 and $1.4 million in impairment expense related to the partial impairment of two unused offshore platforms for the nine months ended September 30, 2017.

Summary Production Information

Our production for the three months ended September 30, 2017 was approximately 69% offshore and 31% onshore and was comprised of 68% natural gas, 16% oil and 16% natural gas liquids. Our production for the three months ended September 30, 2016 was 67% offshore and 33% onshore and was comprised of approximately 71% natural gas, 12% oil and 17% natural gas liquids.

The table below sets forth our average net daily production data in Mmcfe/d for each of our fields for each of the periods indicated:

	Three Months Ended
	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Offshore GOM
Dutch and Mary Rose (1)	39.3	39.5	35.4	36.3	32.2
Vermilion 170 (2)	4.0	4.9	4.6	3.1	4.2
South Timbalier 17 (3)	0.6	0.6	0.5	0.2	0.1
Southeast Texas (4)	12.1	10.1	8.6	8.2	7.8
South Texas (5)	7.5	7.5	6.4	5.6	4.6
Other (6)	2.2	1.7	2.1	4.6	4.3
	65.7	64.3	57.6	58.0	53.2

(1)	Includes 26 day shut in for compressor repair during the three months ended March 31, 2017.
(2)	Includes a decreased production rate of 0.8 Mmcfe/d due to temporary pipeline limitations during the three months ended June 30, 2017.
(3)	South Timbalier 17 ceased production in August 2017.
(4)	Includes Madison and Grimes counties, among others.
(5)	Includes Zavala and Dimmit counties, among others.
(6)	Includes onshore wells primarily in Colorado, East Texas, and Wyoming during 2016 and onshore wells primarily in East Texas, Wyoming and West Texas during 2017.

Other Investments

Jonah Field - Sublette County, Wyoming

Our wholly owned subsidiary, Contaro Company (“Contaro”) currently has a 37% ownership interest in Exaro. As of September 30, 2017, Exaro had 646 wells on production over its 5,760 gross acres (1,040 net), with a working interest between 2.4% and 32.5%. These wells were producing at a rate of approximately 27 Mmcfed, net to Exaro. The operator of these interests has applied for multiple drilling permits for horizontal wells that will be located on parts of our acreage.  Exaro’s working interest in the drilling spacing units for the applied for horizontal wells ranges from 1% to 6%. As of September 30, 2017, the operator has been approved to drill two horizontal wells, in which Exaro has a net working interest of 2.4%. For the three months ended September 30, 2017 and 2016, we recognized an investment gain of approximately $0.5 million, net of no tax expense, as a result of our investment in Exaro. For the nine months ended September 30, 2017 and 2016, we recognized an investment gain of approximately $2.5 million, net of no tax expense, and a gain of approximately $1.8 million, net of no tax expense, respectively. See Note 8 to our Financial Statements - “Investment in Exaro Energy III LLC” for additional details related to this investment.

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

Results of Operations for the Three and Nine months Ended September 30, 2017 and 2016

The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids ("NGLs") from operations for the three and nine months ended September 30, 2017 and 2016. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six thousand cubic feet (“Mcf”) of natural gas. Reported lease operating expenses include production taxes, such as ad valorem and severance taxes.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	%	2017	2016	%

Revenues (thousands):
Oil and condensate sales	$6,109	$4,946	24%	$18,134	$17,164	6%
Natural gas sales	9,681	12,011	(19)%	31,956	31,283	2%
NGL sales	3,040	2,619	16%	8,440	8,073	5%
Total revenues	$18,830	$19,576	(4)%	$58,530	$56,520	4%

Production:
Oil and condensate (thousand barrels)
Offshore GOM	23	19	21%	78	106	(26)%
Southeast Texas	35	54	(35)%	117	190	(38)%
South Texas	19	28	(32)%	68	95	(28)%
Other	55	18	206%	125	79	58%
Total oil and condensate	132	119	11%	388	470	(17)%
Natural gas (million cubic feet)
Offshore GOM	2,702	3,327	(19)%	8,618	10,841	(21)%
Southeast Texas	324	469	(31)%	999	1,666	(40)%
South Texas	232	407	(43)%	837	1,137	(26)%
Other	57	92	(38)%	196	245	(20)%
Total natural gas	3,315	4,295	(23)%	10,650	13,889	(23)%
Natural gas liquids (thousand barrels)
Offshore GOM	87	99	(12)%	254	323	(21)%
Southeast Texas	31	53	(42)%	89	176	(49)%
South Texas	13	19	(32)%	43	55	(22)%
Other	1	2	(50)%	11	6	83%
Total natural gas liquids	132	173	(24)%	397	560	(29)%
Total (million cubic feet equivalent)
Offshore GOM	3,360	4,035	(17)%	10,608	13,415	(21)%
Southeast Texas	721	1,113	(35)%	2,239	3,866	(42)%
South Texas	424	689	(38)%	1,507	2,035	(26)%
Other	396	210	89%	1,005	750	34%
Total production	4,901	6,047	(19)%	15,359	20,066	(23)%

Daily Production:
Oil and condensate (thousand barrels per day)
Offshore GOM	0.2	0.2	21%	0.3	0.4	(26)%
Southeast Texas	0.4	0.6	(35)%	0.4	0.7	(38)%
South Texas	0.2	0.3	(32)%	0.3	0.3	(28)%
Other	0.6	0.2	206%	0.4	0.3	58%
Total oil and condensate	1.4	1.3	11%	1.4	1.7	(17)%
Natural gas (million cubic feet per day)
Offshore GOM	29.4	36.2	(19)%	31.6	39.5	(21)%
Southeast Texas	3.5	5.1	(31)%	3.7	6.1	(40)%
South Texas	2.5	4.4	(43)%	3.1	4.1	(26)%
Other	0.6	1.0	(38)%	0.6	0.9	(20)%
Total natural gas	36.0	46.7	(23)%	39.0	50.6	(23)%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	%	2017	2016	%

Natural gas liquids (thousand barrels per day)
Offshore GOM	0.9	1.1	(12)%	1.0	1.2	(21)%
Southeast Texas	0.3	0.6	(42)%	0.3	0.6	(49)%
South Texas	0.1	0.2	(32)%	0.2	0.2	(22)%
Other	0.1	—	(50)%	—	—	83%
Total natural gas liquids	1.4	1.9	(24)%	1.5	2.0	(29)%
Total (million cubic feet equivalent per day)
Offshore GOM	36.5	43.9	(17)%	38.9	48.9	(21)%
Southeast Texas	7.8	12.1	(35)%	8.2	14.1	(42)%
South Texas	4.6	7.5	(38)%	5.5	7.4	(26)%
Other	4.3	2.2	89%	3.7	2.8	34%
Total production	53.2	65.7	(19)%	56.3	73.2	(23)%

Average Sales Price:
Oil and condensate (per barrel)	$46.30	$41.63	11%	$46.76	$36.49	28%
Natural gas (per thousand cubic feet)	$2.92	$2.80	4%	$3.00	$2.25	33%
Natural gas liquids (per barrel)	$22.98	$15.10	52%	$21.26	$14.40	48%
Total (per thousand cubic feet equivalent)	$3.84	$3.24	19%	$3.81	$2.82	35%

Expenses (thousands):
Operating expenses	$7,041	$8,158	(14)%	$20,203	$22,782	(11)%
Exploration expenses	$315	$444	(29)%	$690	$1,088	(37)%
Depreciation, depletion and amortization	$11,193	$15,166	(26)%	$35,678	$49,586	(28)%
Impairment and abandonment of oil and gas properties	$84	$1,165	(93)%	$1,515	$4,268	(65)%
General and administrative expenses	$6,219	$7,486	(17)%	$18,648	$18,772	(1)%
Gain from investment in affiliates (net of taxes)	$525	$467	12%	$2,475	$1,802	37%

Selected data per Mcfe:
Operating expenses	$1.44	$1.35	7%	$1.32	$1.14	16%
General and administrative expenses	$1.27	$1.24	2%	$1.21	$0.94	29%
Depreciation, depletion and amortization	$2.28	$2.51	(9)%	$2.32	$2.47	(6)%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

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

We reported revenues of $18.8 million for the three months ended September 30, 2017, compared to revenues of $19.6 million for the three months ended September 30, 2016. The decrease in revenues was attributable to lower production and non-core property sales, which was partially offset by higher commodity prices.

Total equivalent production was 53.2 Mmcfed for the three months ended September 30, 2017, compared to 65.7 Mmcfed in the prior year quarter. The decrease was attributable to a 12.9 Mmcfed decrease in production resulting from normal field decline and limited 2016 drilling, a 1.6 Mmcfed decline from downtime associated with the impact of Hurricane Harvey, and a 1.2 Mmcfed decline from non-core property sales, offset in part by 3.2 Mmcfed of new production from drilling on our Southern Delaware Basin acreage.

Average Sales Prices

The average equivalent sales price realized for the three months ended September 30, 2017 was $3.84 per Mcfe compared to $3.24 per Mcfe for the three months ended September 30, 2016. This increase was attributable primarily to the increase in the realized price of oil to $46.30 per barrel, compared to $41.63 per barrel for the three months ended September 30, 2016, and to the increase in the realized price of natural gas liquids to $22.98 per barrel, compared to $15.10 per barrel for the three months ended September 30, 2016.

Operating Expenses

Operating expenses for the three months ended September 30, 2017 were approximately $7.0 million, or $1.44 per Mcfe, compared to $8.2 million, or $1.35 per Mcfe, for the three months ended September 30, 2016. The table below provides additional detail of operating expenses for the three month periods:

	Three Months Ended September 30,
	2017		2016
	(in thousands)	(per Mcfe)	(in thousands)	(per Mcfe)
Lease operating expenses	$4,585	0.94	$4,580	$ 0.76
Production & ad valorem taxes	625	0.13	755	0.12
Transportation & processing costs	868	0.18	2,188	0.36
Workover costs	963	0.19	635	0.11
Total operating expenses	$7,041	1.44	$8,158	$ 1.35

Production and ad valorem taxes decreased by 17% for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily as a result of property sales and lower legacy production, partially offset by production taxes on new West Texas production.

Transportation & processing costs decreased by 60% for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, due to a higher minimum volume charge in 2016 for an ongoing throughput deficiency in our Madisonville Field. See Note 12 to our Financial Statements - “Commitments and Contingencies” for additional details related to this fee.

Impairment Expenses

No impairment expense was recorded for the three months ended September 30, 2017. Impairment expense for the three months ended September 30, 2016 included a $1.1 million impairment and partial impairment of certain unproved properties and onshore prospects due primarily to the sustained low commodity price environment and expiring leases, substantially all of which was related to unproved lease cost amortization of marginal, non-core properties in Fayette and Gonzales counties, Texas.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended September 30, 2017 was approximately $11.2 million, or $2.28 per Mcfe. This compares to approximately $15.2 million, or $2.51 per Mcfe, for the three months ended September 30, 2016. The lower depletion for the three months ended September 30, 2017 was primarily attributable to lower production.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2017 were approximately $6.2 million, compared to $7.5 million for the three months ended September 30, 2016. These expenses are primarily related to cash compensation and benefits, stock based compensation, professional fees and office costs. General and administrative expenses for the three months ended September 30, 2016 were higher primarily due to payout of the Company’s salary replacement program, which temporarily deferred 10% of 2015 employee salaries and director fees, and an adjustment to the 2016 bonus accrual due to the improvement in performance compared to goals. General and administrative expenses also included approximately $1.5 million and $1.3 million in non-cash stock based compensation, for the current and prior year quarters, respectively.

Gain from Affiliates

For the three months ended September 30, 2017 and September 30, 2016, the Company recorded a gain from affiliates of approximately $0.5 million, net of no tax expense, related to our investment in Exaro.

Nine months Ended September 30, 2017 Compared to Nine months Ended September 30, 2016

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

We reported revenues of $58.5 million for the nine months ended September 30, 2017, compared to revenues of $56.5 million for the nine months ended September 30, 2016. The increase in revenues was attributable to higher commodity prices, which offset the decline in production caused by limited drilling in 2016 due to the low and uncertain commodity price environment and non-core property sales.

Total equivalent production was 56.3 Mmcfed for the nine months ended September 30, 2017, compared to 73.2 Mmcfed for the nine months ended September 30, 2016. The decrease was attributable to a 17.4 Mmcfed decline in production from normal field decline and limited 2016 drilling, a  1.1 Mmcfed decline due to non-core property sales, a 0.5 Mmcfed decline from downtime associated with the impact of Hurricane Harvey, and a 0.3 Mmcfed decline due to temporary pipeline limitations at the Vermillion 170 field. The decrease in production was partially offset by 2.4 Mmcfed of new production from drilling on our Southern Delaware Basin acreage.

Average Sales Prices

The average equivalent sales price realized for the nine months ended September 30, 2017 was $3.81 per Mcfe compared to $2.82 per Mcfe for the nine months ended September 30, 2016. This increase was attributable primarily to the increase in the realized price of natural gas to $3.00 per Mcf, compared to $2.25 per Mcf for the nine months ended September 30, 2016 and to the increase in the realized price of natural gas liquids to $21.26 per barrel, compared to $14.40 per barrel for the nine months ended September 30, 2016.

Operating Expenses

Operating expenses for the nine months ended September 30, 2017 were approximately $20.2 million, or $1.32 per Mcfe, compared to $22.8 million, or $1.14 per Mcfe, for the nine months ended September 30, 2016. The table below provides additional detail of operating expenses for the nine month periods:

	Nine Months Ended September 30,
	2017		2016
	(in thousands)	(per Mcfe)	(in thousands)	(per Mcfe)
Lease operating expenses	$13,428	$ 0.87	$14,487	$ 0.72
Production & ad valorem taxes	1,993	0.13	2,809	0.14
Transportation & processing costs	2,982	0.19	4,397	0.23
Workover costs	1,800	0.13	1,089	0.05
Total operating expenses	$20,203	1.32	$22,782	$ 1.14

Production and ad valorem taxes decreased by 29% for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily as a result of property sales and lower legacy production, partially offset by production taxes on new West Texas production.

Transportation & processing costs decreased by 32% for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to a final minimum volume charge on two wells in our South Texas region in 2016, a higher minimum volume charge in 2016 for an ongoing throughput deficiency in our Madisonville Field, and transportation costs on higher 2016 production from our Dutch and Mary Rose Field. See Note 12 to our Financial Statements - “Commitments and Contingencies” for additional details related to the Madisonville Field fee.

Impairment Expenses

Impairment expense for the nine months ended September 30, 2017 was $1.4 million related to the partial impairment of two unused offshore platforms. Impairment expense for the nine months ended September 30, 2016 included a $0.7 million impairment of proved properties. Substantially all of the non-cash impairment charge in the prior year period was related to the decline in commodity prices and the resulting impact on estimated future net cash flows from associated reserves. Impairment expense for the nine months ended September 30, 2016 also included a $3.4 million impairment and partial impairment of certain unproved properties and onshore prospects due primarily to the sustained low commodity price environment and expiring leases, substantially all of which was related to unproved lease cost amortization of marginal, non-core properties in Fayette and Gonzales counties, Texas.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the nine months ended September 30, 2017 was approximately $35.7 million, or $2.32 per Mcfe. This compares to approximately $49.6 million, or $2.47 per Mcfe, for the nine months ended September 30, 2016. The lower depletion for the nine months ended September 30, 2017 was primarily attributable to lower production.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2017 were approximately $18.6 million, compared to $18.8 million for the nine months ended September 30, 2016. General and administrative expenses are primarily related to cash compensation and benefits, stock based compensation, professional fees and office costs. General and administrative expenses for the current year included approximately $4.6 million in non-cash stock based compensation, while the prior year included approximately $4.3 million in non-cash stock based compensation.

Gain from Affiliates

For the nine months ended September 30, 2017, the Company recorded a gain from affiliates of approximately $2.5 million, net of no tax expense, related to our investment in Exaro, compared to a gain of $1.8 million, net of no tax expense, for nine months ended September 30, 2016.

Capital Resources and Liquidity

During the nine months ended September 30, 2017, we incurred expenditures of $37.6 million on capital projects, including $7.4 million in leasehold acquisition costs and $30.2 million for the drilling and completion of wells in the Southern Delaware Basin. As of September 30, 2017, our capital  expenditure  budget  for  2017  was approximately $45 million, including $36.4 million to drill and/or complete eight horizontal gross wells (3.7 net), a vertical pilot well, a saltwater disposal well and central facilities, all in our Southern Delaware Basin position.

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

Cash From Operating Activities

Cash flows from operating activities provided approximately $26.1 million in cash for the nine months ended September 30, 2017 compared to $23.6 million provided by operating activities for the same period in 2016. The table below provides additional detail of cash flows from operating activities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash flows from operating activities, exclusive of changes in working capital accounts	$20,733	$17,438
Changes in operating assets and liabilities	5,372	6,158
Net cash provided by operating activities	$26,105	$23,596

Cash From Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2017 were approximately $50.8 million, substantially all of which was used for capital expenditures related to drilling and/or completing wells in the Southern Delaware Basin and acquiring or extending unproved leases. Cash flows used in investing activities for the nine months ended September 30, 2016 were approximately $19.8 million all of which was used for capital expenditures related to acquiring acreage and unproved leases in the Southern Delaware Basin, completing one well in Wyoming, and acquiring or extending unproved leases in other core areas. Amounts presented include cash payments for accrued amounts at the beginning of each period.

Cash From Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2017 were approximately $24.7 million, primarily related to net borrowings under our credit facility with the Royal Bank of Canada and other lenders (the “RBC Credit Facility”). Cash flows used in financing activities for the nine months ended September 30, 2016 were approximately $3.8 million, primarily related to the repayment of net borrowings under our RBC Credit Facility.

RBC Credit Facility

In October 2013, we entered into a $500 million revolving credit facility with Royal Bank of Canada and other lenders, which matures on October 1, 2019. The borrowing base is redetermined each November and May. We are currently going through the redetermination process, but do not expect a material reduction that would affect our liquidity. As of September 30, 2017, the borrowing base under the RBC Credit Facility was $125 million.

The RBC Credit Facility contains restrictive covenants which, among other things, restrict the declaration or payment of dividends by Contango and require a Current Ratio of greater than or equal to 1.0 and a Leverage Ratio of less than or equal to 3.50, both as defined in the RBC Credit Facility Agreement. As of September 30, 2017, we were in compliance with all covenants under the RBC Credit Facility. The RBC Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 to our Financial Statements – “Summary of

Significant Accounting Policies.”

Off Balance Sheet Arrangements

We may enter into off-balance sheet arrangements that can give rise to off-balance sheet obligations. As of September 30, 2017, the primary off-balance sheet arrangements that we have entered into are operating lease agreements, which are customary in the oil and gas industry. Other than the off-balance sheet arrangements shown under operating leases in the commitments and contingencies table included in our 2016 Form 10-K, we have no other off-balance sheet arrangements that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We are exposed to various risks including energy commodity price risk for our natural gas and oil production. When oil, natural gas and natural gas liquids prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. Our major commodity price risk exposure is to the prices received for our oil, natural gas and natural gas liquids production. Realized commodity prices received for our production are tied to the spot prices applicable to natural gas and crude oil at the applicable delivery points. Prices received for oil, natural gas and natural gas liquids are volatile and unpredictable. For the three and nine months ended September 30, 2017, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximate $1.9 million and $5.9 million impact on our revenues, respectively.

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

We have also been exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Currently, we do not have any derivative contracts to reduce the exposure to market rate fluctuations. At September 30, 2017, we did not have any open positions that converted our variable interest rate debt to fixed interest rates. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

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

As of September 30, 2017, our total long-term debt was $79.2 million, which bears interest at a floating or market interest rate that is tied to the prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. During the nine months ended September 30, 2017, our effective rates fluctuated between 4.0% and 7.3%, depending on the term of the specific debt drawdowns. At September 30, 2017, we did not have any outstanding interest rate swap agreements. As of September 30, 2017, the weighted average interest rate on our variable rate debt was 4.90% per year. Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our RBC Credit Facility would result in an increase of our interest expense by $0.6 million for the nine month period.

Other Financial Instruments

As of September 30, 2017, we had no cash or cash equivalents based on our cash management policy. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of September 30, 2017, an immediate 10% change in interest rates would result in a $0.4 million change on our near-term financial condition or results of operations.

Item 4. Controls and Procedures

Our President and Chief Executive Officer, together with our Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017. Based upon that evaluation, the Company’s management concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1

Certificate of Incorporation of Contango Oil & Gas Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000, and incorporated by reference herein).

3.2

Amendment to the Certificate of Incorporation of Contango Oil & Gas Company (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002, and incorporated by reference herein).

3.3

Third Amended and Restated Bylaws of Contango Oil & Gas Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 3, 2015, and incorporated by reference herein).

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

CONTANGO OIL & GAS COMPANY

Date: November 8, 2017	By:	/S/ ALLAN D. KEEL
Allan D. Keel
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2017	By:	/S/ E. JOSEPH GRADY
E. Joseph Grady
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2017	By:	/S/ DENISE DUBARD
Denise DuBard
Chief Accounting Officer and Controller
(Principal Accounting Officer)