Form 10-K
period 2017-12-31
CONTANGO OIL & GAS CO
filed 2018-03-09
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(713) 236-7400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, Par Value $0.04 per share	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

At June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of shares of such common stock as reported on the NYSE American, was $129.5 million. As of March 5, 2018, there were 25,479,438 shares of the registrant’s common stock outstanding.

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

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

ii

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain statements contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in this report and those factors summarized below:

•

our ability to successfully develop our undeveloped acreage in the Southern Delaware Basin, integrate the operations relating thereto with our existing operations and realize the benefits associated therewith;

•	our financial position;
•	our business strategy, including outsourcing;
•	meeting our forecasts and budgets;
•	expectations regarding natural gas and oil markets in the United States;
•	volatility in natural gas, natural gas liquids and oil prices;
•	operational constraints, start-up delays and production shut-ins at both operated and non-operated production platforms, pipelines and natural gas processing facilities;
•	the risks associated with acting as operator of deep high pressure and high temperature wells, including well blowouts and explosions;
•

the risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes, especially in prospects in which we have made a large capital commitment relative to the size of our capitalization structure;

•	the timing and successful drilling and completion of natural gas and oil wells;
•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations, and fund our drilling program;
•	the cost and availability of rigs and other materials, services, and operating equipment;
•	timely and full receipt of sale proceeds from the sale of our production;
•	the ability to find, acquire, market, develop and produce new natural gas and oil properties;
•	interest rate volatility;
•	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
•	the need to take impairments on our properties due to lower commodity prices;
•	the ability to post additional collateral for current bonds or comply with new supplemental bonding requirements imposed by the Bureau of Ocean Energy Management;
•	operating hazards attendant to the natural gas and oil business including weather, environmental risks, accidental spills, blowouts and pipeline ruptures, and other risks;

iv

•	downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
•	potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps;
•	actions or inactions of third-party operators of our properties;
•	actions or inactions of third-party operators of pipelines or processing facilities;
•	the ability to retain key members of senior management and key technical employees and to find and retain skilled personnel;
•	strength and financial resources of competitors;
•	federal and state legislative and regulatory developments and approvals (including additional taxes and changes in environmental regulations);
•	worldwide economic conditions;
•	the ability to construct and operate infrastructure, including pipeline and production facilities;
•	the continued compliance by us with various pipeline and gas processing plant specifications for the gas and condensate produced by us;
•	operating costs, production rates and ultimate reserve recoveries of our natural gas and oil discoveries;
•	expanded rigorous monitoring and testing requirements; and
•	ability to obtain adequate insurance coverage on commercially reasonable terms.

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

v

PART I

Item 1. Business

Overview

We are a Houston, Texas based independent oil and natural gas company. Our business is to maximize production and cash flow from our offshore properties in the shallow waters of the Gulf of Mexico (“GOM”) and onshore properties in Texas and Wyoming and to use that cash flow to explore, develop, exploit, increase production from and acquire crude oil and natural gas properties in onshore West Texas, the Texas Gulf Coast and the Rocky Mountain regions of the United States.

The following table lists our primary producing areas as of December 31, 2017:

Location	Formation
Gulf of Mexico	Offshore Louisiana - water depths less than 300 feet
Madison and Grimes counties, Texas	Woodbine (Upper Lewisville)
Pecos County, Texas	Southern Delaware Basin (Wolfcamp)
Other Texas Gulf Coast	Conventional and smaller unconventional formations
Zavala and Dimmit counties, Texas	Buda / Austin Chalk
Weston County, Wyoming	Muddy Sandstone
Sublette County, Wyoming	Jonah Field (1)

(1)

Through a 37% equity investment in Exaro Energy III LLC (“Exaro”). Production from this investment is not included in our reported production results or in our reported reserves for any periods reported herein.

Since October 2013, upon the merger with Crimson Exploration Inc. (“Crimson”) (the “Merger”), and prior to the decline in crude oil and natural gas prices in 2015, we focused our drilling efforts on liquids-rich horizontal resource plays. Beginning in the second half of 2015, we reduced our drilling program in response to the challenging commodity price environment, and instead focused on: (i) the preservation of our strong and flexible financial position, including limiting our overall capital expenditure budget; (ii) the identification of opportunities for cost and production efficiencies in all areas of our operations; and (iii) the maintenance of core leases and the continued identification of new resource potential opportunities. As a result, until the latter half of 2016, our only drilling activity was in Weston County, Wyoming, where we completed our third well targeting the Muddy Sandstone formation. During the third quarter of 2016, we acquired a 12,100 gross acre position (5,000 net) in the Southern Delaware Basin in Pecos County, Texas (the “Acquisition”), and as of December 31, 2017, had increased our acreage in the Southern Delaware Basin to 16,500 gross acres (6,800 net). Since the Acquisition, we have begun production from seven wells in the Southern Delaware Basin and are waiting on completion of an eighth well. We currently expect that the Southern Delaware Basin position will continue to be the primary focus of our drilling program for 2018.

In addition to our above producing properties, we also have (i) operated producing properties in the Haynesville Shale, Mid Bossier Shale and the James Lime formations in East Texas and (ii) operated conventional producing properties in the south and southeast areas of Texas. In December 2016, we sold our operated producing properties in the Denver Julesburg Basin (“DJ Basin”) in Weld and Adams counties in Colorado.

During the quarter ended September 30, 2016, in conjunction with the Acquisition, we completed an underwritten public offering of 5,360,000 shares of our common stock for net proceeds of approximately $50.5 million, which were used to fund the initial purchase of this acreage and provide funding for the costs associated with drilling our initial wells in the Southern Delaware Basin.

Our production for the year ended December 31, 2017 was approximately 20.1 Bcfe (or 55.1 Mmcfe/d), was 68% from our offshore properties and was 69% natural gas. Our production for the three months ended December 31, 2017 was approximately 4.8 Bcfe (or 51.8 Mmcfe/d), was 66% from our offshore properties and was 68% natural gas. As of December 31, 2017, our proved reserves were approximately 65% proved developed, were 40% offshore, were 48% natural gas and were 98% attributed to wells and properties operated by us.

As of December 31, 2017, our proved reserves, as estimated by Netherland, Sewell & Associates, Inc. (“NSAI”) and William M. Cobb and Associates (“Cobb”), our independent petroleum engineering firms, in accordance with reserve reporting guidelines required by the Securities and Exchange Commission (“SEC”), were approximately 189.3 Bcfe, consisting of 91.7 Bcf of natural gas, 10.6 MMBbl of crude oil and condensate and 5.6 MMBbl of natural gas liquids (“NGLs”), with a present value, discounted at a 10% rate (PV‑10), of $257.3 million, and a Standardized Measure of Discounted Future Net Cash Flows (“Standardized Measure”) of $255.9 million. PV-10 as of December 31, 2017 was based on adjusted prices of $2.92 per MMbtu of natural gas, $47.41 per barrel of oil, and $18.59 per barrel of NGLs. PV-10 is not an accounting principle generally accepted in the United States of America (“GAAP”) and is therefore classified as a non-GAAP financial measure. A reconciliation of our Standardized Measure to PV‑10 is provided under “Item 2. Properties ‑ PV-10”.

The following summary table sets forth certain information with respect to our proved reserves as of December 31, 2017 (excluding reserves attributable to our investment in Exaro), as estimated by NSAI and Cobb, and our net average daily production for the year ended December 31, 2017:

	Estimated Proved	% Crude Oil /	Natural	% Natural Gas	% Proved	Average Daily
Region	Reserves (Bcfe)	Condensate	% Gas	Liquids	Developed	Production (Mmcfe/d)
Offshore GOM	75.4	3%	82%	15%	100%	37.7
Southeast Texas	30.9	41%	37%	22%	63%	8.0
South Texas	25.7	46%	40%	14%	64%	5.6
West Texas	55.5	64%	15%	21%	19%	2.6
Other (1)	1.8	65%	32%	3%	100%	1.2
Total	189.3					55.1

(1)	Includes East Texas, Mississippi, Louisiana and Wyoming.

The following summary table sets forth certain information with respect to the proved reserves attributable to our investment in Exaro, as of December 31, 2017, as estimated by W.D. Von Gonten and Associates (“Von Gonten”), and our net share of Exaro’s average daily production for the year ended December 31, 2017:

	Estimated Proved	% Crude Oil /	% Natural	% Natural Gas	% Proved	Average Daily
Region	Reserves (Bcfe)	Condensate	Gas	Liquids	Developed	Production (Mmcfe/d)
Investment in Exaro	30.7	6%	94%	—%	99%	26.4

Our Strategy

Our long-term business strategy is:

•  Enhancing our portfolio by dedicating the majority of our drilling capital to our oil and liquids-rich opportunities. A key element of our long term strategy is to continue to develop the oil and natural gas liquids resource potential that we believe exists in numerous formations within our various oil/liquids weighted resource plays, and where possible, to expand our presence in those plays. Due to the current superior economics of oil production, as compared to natural gas, we expect to focus on oil and liquids-weighted opportunities as we strive to transition from a heavily weighted natural gas production profile to a more balanced reserve and production profile between oil/liquids and natural gas. For the foreseeable future, we will focus our drilling capital on the Southern Delaware Basin position, as we believe it provides excellent returns in the current oil price environment. We believe we possess the flexibility to focus on the development of our Southern Delaware Basin potential without jeopardizing our acreage position in other areas, as the vast majority of our acreage in those other areas is held by production or has longer term lease terms.

•  Pursuing accretive, opportunistic acquisitions that meet our strategic and financial objectives. We intend to evaluate opportunistic acquisitions of crude oil and natural gas properties, both undeveloped and developed, in areas where we currently have a presence and/or specific operating expertise, and to pursue undeveloped acreage positions, at reasonable cost, in new areas that we believe to be complementary to our existing plays and feel have significant exploration, exploitation or operational upside. We believe that the ongoing low commodity price environment might provide growth opportunities for us through potential corporate combinations.

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

We currently expect to focus our 2018 capital program on our Southern Delaware Basin acreage, which is expected to continue to generate positive returns on our drilling investment in the current price environment. Assuming results are as expected, and market conditions remain favorable, we will proceed to drill throughout the year. Until a sustained improvement in commodity prices occurs, we do not currently expect to devote meaningful capital to our other areas, but will devote capital to those areas to fulfill leasehold commitments, preserve core acreage and, where determined appropriate to do so, expand our presence in those existing areas. We will continue to make balance sheet strength a priority in 2018 by limiting capital expenditures to a level that can be funded through internally generated cash flow and non-core asset sales. We will continue to evaluate new organic opportunities for growth and will continue to evaluate pursuing stressed or distressed acquisition opportunities that may arise in this low price environment. We retain the flexibility to be more aggressive in our drilling plans should planned results exceed expectations, should commodity prices continue to improve, and/or we continue to show progress in reducing our drilling and completion costs, thereby making an expansion of our drilling program an appropriate business decision. Our 2018 capital expenditure budget is initially expected to include the following:

•	Pecos County, Texas – We forecast capital expenditures of approximately $52 million for drilling in this area.
•	Other – We forecast capital expenditures of approximately $2 million for unproved leasehold acquisition costs.

Properties

Offshore Gulf of Mexico

As of December 31, 2017, our offshore assets consisted of six federal and five state of Louisiana company-operated wells in the shallow waters of the GOM. These 11 wells are located in two fields. The following summary table sets forth certain information with respect to our offshore reserves as of December 31, 2017 and average daily offshore production for the year ended December 31, 2017:

						Average Daily
	Estimated Proved	% Crude Oil /	% Natural	% Natural Gas	% Proved	Production
Field	Reserves (Bcfe)	Condensate	Gas	Liquids	Developed	(Mmcfe/d)
Dutch and Mary Rose	72.0	3%	81%	16%	100%	33.7
Vermilion 170	3.4	4%	84%	12%	100%	3.8
South Timbalier 17	—	—%	—%	—%	—%	0.2
Total	75.4					37.7

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

From our production platform we are able to access two separate gas markets thereby minimizing downtime risk and providing the ability to select the best sales price for our natural gas production. Oil and natural gas production can flow through our 20” gas pipeline to third-party owned and operated onshore processing facilities near Patterson, Louisiana. Alternatively, natural gas can flow via our 8” pipeline to a third-party owned and operated onshore processing facility at Burns Point, Louisiana. We have recently completed a 6” oil pipeline to third-party owned and operated onshore processing facilities in St. Mary Parish, Louisiana, providing us with two separate oil markets. Production facilities include a turbine type compressor capable of servicing all ten Dutch and Mary Rose wells at the Eugene Island 11 platform. Condensate can also flow to onshore markets and multiple refineries.

Vermilion 170 Field

We own and operate one well located in federal waters with a dedicated production facility at Vermilion 170. Production from this platform, which includes compression equipment, flows via the Sea Robin Pipeline to a third-party owned and operated onshore processing plant.

Other Offshore

Our Ship Shoal 263 field, located in federal waters, and South Timbalier 17 field, located in Louisiana state waters, were historically included in “Other Offshore”. During 2017, the Ship Shoal field was permanently plugged and abandoned, and the production facilities were removed and sold. In late 2017, the South Timbalier well was permanently plugged and abandoned, and the production facilities were removed.

Onshore Properties

Southern Delaware Basin

Since the closing of the Acquisition in late July 2016, we and our partner have increased our leasehold footprint to approximately 6,800 acres, net to Contango. As of December 31, 2017, we currently estimate that we have proven reserves of 55.5 Bcfe and close to 400 gross drilling locations, initially targeting the Wolfcamp A, Wolfcamp B and Second Bone Spring formations. Substantially all of the locations can accommodate 10,000 foot laterals. As previously disclosed, during 2017 we brought our first four Southern Delaware Basin wells on production (two in the Upper Wolfcamp A, one in the Middle Wolfcamp A, and one in the Lower Wolfcamp A), with an average maximum 30 day initial production rate (“IP”) of 968 Boed (72% oil).

In mid-December 2017, we brought our fifth horizontal well on production, the Crusader #1H, targeting the Lower Wolfcamp A. This well was drilled to a total measured depth (“TMD”) of 20,275 feet, including a 10,184 foot lateral, and was completed with 50 stages of fracture stimulation, reaching a 30-day average IP of 389 Boed (67% oil). Our sixth well, the Ragin Bull #3H, targeting the Lower Wolfcamp A, was spud in November 2017. This well was drilled to a TMD of 20,570 feet, including a 10,325 foot lateral, and was completed with 50 stages of fracture stimulation. Production began in January 2018, and the well reached a 30-day average IP of 716 Boed (67% oil).

Our seventh well, the River Rattler #1H, our first Wolfcamp B test, was spud in December 2017. This well was drilled to a TMD of 20,710 feet, including a 10,275 foot lateral, and was completed with 50 stages of fracture stimulation. Production is expected to begin in mid-March 2018. We continue to identify cost efficiencies in our drilling efforts, as evidenced by the fact that the Ragin Bull #3H and River Rattler #1H have been our most efficient wells to date, taking only 27 days from spud to TMD.

Our eighth well, the Ragin Bull #2H, our second Wolfcamp B test, was spud in January 2018. This well was drilled to a TMD of 20,624 feet, including a 10,344 foot lateral, and is currently waiting on completion with 50 stages of fracture stimulation. There have been multiple Wolfcamp B wells adjacent to our leasehold that have been put on production recently by our offset operators, thereby derisking the Wolfcamp B in the area and providing encouragement for the development of that formation on our acreage.

Southeast Texas (Woodbine)

As of December 31, 2017, our Southeast Texas region included approximately 29,300 gross (17,100 net) acres, proven reserves of 30.9 Bcfe, and 81 gross (45 net) producing wells. No drilling capital was allocated to this area in 2016 or 2017 due to the low commodity price environment. For 2018, our current budget does not anticipate further drilling in this area, but should we experience sustained improvement in commodity prices, we could increase our activity. We currently have approximately 12,100 net acres in Madison and Grimes counties, with a multi-year inventory of potential drilling locations encompassing the Woodbine, Eagle Ford Shale and/or Georgetown/Buda formations.

South Texas (Buda/Eagle Ford)

As of December 31, 2017, our South Texas region included approximately 89,600 gross (40,800 net) acres, proven reserves of 25.7 Bcfe, and 217 gross (96.5 net) producing wells. We believe approximately 16,700 gross (7,800 net) acres to be prospective for the Buda and Eagle Ford Shale plays. No drilling activity has been conducted in this area since 2014 due to the reduction in our capital expenditure programs in response to the commodity price environment. We do not anticipate devoting any drilling capital to this area in 2018.

Our estimated net proven Buda/Eagle Ford reserves in this area were 12.2 Bcfe, comprised of 94% liquids, with 41 gross (17.6 net) producing wells, as of December 31, 2017.

South Texas (Elm Hill Project)

As of December 31, 2017, we held approximately 4,900 gross acres (2,700 net) in Fayette, Gonzales, Caldwell and Bastrop counties, Texas. There was no drilling activity in 2016 or 2017, and we recognized an impairment expense of $6.8 million for the year ended December 31, 2016. The Company and its partner have no plans to further test this area.

The remaining 68,000 gross (30,300 net) acres in our South Texas region are located in our conventional fields that produce primarily from the Wilcox, Frio, and Vicksburg sands. Our estimated net proved conventional reserves in this region were 12.1 Bcfe, comprised of 71% gas, with 176 gross (78.9 net) producing wells, as of December 31, 2017.

Weston County, Wyoming (N. Cheyenne Project)

In 2015, we began drilling the first of three successful wells in this area targeting the Muddy Sandstone formation. Based on current results, a sustained improvement in oil prices will be needed to justify allocation of drilling capital to this area compared to our Southern Delaware Basin position. As a result of drilling these wells, we have satisfied the right to earn 35,000 net acres (approximately 4% of which is held by production).

Natrona County, Wyoming (FRAMS Project)

We spud our first well targeting the Mowry Shale in 2015, which proved to be unsuccessful. As a result, we recognized $6.7 million in exploration expenses for the cost of drilling the well for the year ended December 31, 2016 and $2.9 million in impairment expense in 2016 related to our unproved acreage in Natrona County, Wyoming. No drilling activity was conducted in this area in 2017.

Other (East Texas)

As of December 31, 2017, our East Texas region included approximately 6,000 gross (3,600 net) acres primarily in San Augustine County, with proven reserves of 0.5 Bcfe comprised of 90% gas, and 10 gross (5.1 net) producing wells. We believe that the further exploitation of our acreage in the Haynesville, Mid-Bossier and James Lime formations may provide long-term natural gas reserve and production growth potential in the future. There has been renewed interest in this area by offset operators as they experiment with new frac techniques and refracing of previously drilled wells. We will continue to monitor that activity and results; however, we do not anticipate devoting any capital to this area during 2018. As of December 31, 2017, substantially all of our acreage in our East Texas region was held by production.

Other (Colorado)

On December 30, 2016, we completed the sale of all of our Colorado assets to an independent oil and gas company for an aggregate purchase price of $5.0 million, subject to normal post-closing adjustments. The properties sold consisted of approximately 16,000 gross (11,200 net) acres and associated producing vertical wells primarily in Adams and Weld counties. At the time of sale, the sold properties had proved reserves of 4.2 Bcfe and during 2016 average net daily production was 0.4 Mmcfe/d.

Other

As of December 31, 2017, we held approximately 8,300 gross (6,000 net) mostly undeveloped acres in Louisiana, Mississippi, and North Texas.

Impairment of Long-Lived Assets

We recognized approximately $1.8 million in non-cash impairment charges in 2017. Under US GAAP, an impairment charge is required when the unamortized capital cost of any individual property within the Company’s proved property base exceeds the risked estimated future net cash flows from the proved, probable and possible reserves for that property. Included in the impairment charge for the year is approximately $0.3 million related to proved property impairment for our Tuscaloosa Marine Shale (“TMS”) properties, a shale play in central Louisiana and Mississippi, due to revised estimated reserves. The 2017 impairment charges also consist of $1.5 million related to the partial impairment of two unused offshore platforms in onshore storage.

If oil and/or natural gas prices decline from prices at December 31, 2017, we may be required to record additional non-cash impairment in the future, thereby impacting our financial results for that period.

Onshore Investments

Jonah Field – Sublette County, Wyoming

Our wholly-owned subsidiary, Contaro Company (“Contaro”), owns a 37% ownership interest in Exaro. As of December 31, 2017, we had invested approximately $46.9 million in Exaro, with no anticipation of making any additional equity contributions, as our commitment to invest in Exaro expired on March 31, 2017. We account for Contaro’s ownership in Exaro using the equity method of accounting, and therefore, do not include its share of individual operating results, reserves or production in those reported for our consolidated results.

As of December 31, 2017, Exaro had 645 wells on production over its 5,760 gross acres (1,040 net acres), with a working interest between 2.4% and 32.5%. These wells were producing at a rate of approximately 26 Mmcfe/d, net to Exaro. The operator of these interests has applied for multiple drilling permits for horizontal wells that will be located on parts of our acreage. Exaro’s working interest in the drilling spacing units for the applied for horizontal wells ranges from 1% to 6%. As of December 31, 2017, the operator has been approved to drill two horizontal wells, in which Exaro has a net working interest of 2.4%. For the year ended December 31, 2017, the Company recognized a net investment gain of approximately $2.7 million, net of no tax expense, as a result of its investment in Exaro. As of December 31, 2017, reserves attributable to our investment in Exaro were 30.7 Bcfe. See Note 10 to our Financial Statements - “Investment in Exaro Energy III LLC” for additional details related to this investment.

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

We typically utilize commodity price hedge instruments to minimize exposure to declining prices on our crude oil, natural gas and natural gas liquids production, by using a series of swaps and/or costless collars. Unrealized gains or losses associated with hedges vary period to period, and will be a function of hedges in place, the strike prices of those hedges and the forward curve pricing for the commodities being hedged.

As of December 31, 2017, we had the following derivative contracts in place with members of our bank group:

Commodity	Period	Derivative	Volume/Month	Price/Unit
Natural Gas	Jan 2018 - July 2018	Swap	370,000 MMBtus	$3.07 (1)
Natural Gas	Aug 2018 - Oct 2018	Swap	70,000 MMBtus	$3.07 (1)
Natural Gas	Nov 2018 - Dec 2018	Swap	320,000 MMBtus	$3.07 (1)

Oil	Jan 2018 - June 2018	Swap	20,000 Bbls	$56.40 (2)
Oil	July 2018 - Oct 2018	Collar	20,000 Bbls	$52.00 - 56.85 (2)
Oil	Nov 2018 - Dec 2018	Collar	15,000 Bbls	$52.00 - 56.85 (2)

Oil	Jan 2018 - Dec 2018	Collar	2,000 Bbls	$52.00 - 58.76 (3)

Oil	Jan 2019 - Dec 2019	Collar	7,000 Bbls	$50.00 - 58.00 (2)

In January 2018, we entered into the following additional derivative contracts with members of our bank group:

Commodity	Period	Derivative	Volume/Month	Price/Unit
Oil	Jan 2018 - July 2018	Collar	6,000 Bbls	$58.00 - 68.00 (2)
Oil	Nov 2018 - Dec 2018	Collar	5,000 Bbls	$58.00 - 68.00 (2)

Oil	Jan 2019 - Dec 2019	Collar	4,000 Bbls	$52.00 - 59.45 (3)

(1)	Based on Henry Hub NYMEX natural gas prices.
(2)	Based on Argus Louisiana Light Sweet crude oil prices.
(3)	Based on West Texas Intermediate crude oil prices.

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

Historically, we have been dependent upon a few purchasers for a significant portion of our revenue. The largest purchaser of our production for the year ended December 31, 2017, calculated on an equivalent basis, was ConocoPhillips Company (51.2%). This concentration may increase our overall exposure to credit risk, and our purchasers will likely be similarly affected by changes in economic and industry conditions. Our financial condition and results of operations could be materially adversely affected if one or more of our significant purchasers fails to pay us or ceases to acquire our production on terms that are favorable to us. However, we believe our current purchasers could be replaced by other purchasers under contracts with similar terms and conditions.

Competition

The oil and gas industry is highly competitive, and we compete with numerous other companies. Our competitors in the exploration, development, acquisition and production business include major integrated oil and gas companies as well as numerous independent companies, including many that have significantly greater financial resources.

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

Under the provisions of the Energy Policy Act of 2005 (the “2005 Act”), the NGA has been amended to prohibit market manipulation by any person, including marketers, in connection with the purchase or sale of natural gas, and the FERC has issued regulations to implement this prohibition. The Commodity Futures Trading Commission (the “CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market including oil and natural gas. With regard to physical purchases and sales of natural gas and other energy commodities, and any related hedging activities that we undertake, we are thus required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the CFTC. FERC holds substantial enforcement authority, including the ability to potentially assess maximum civil penalties of approximately $1.24 million per day per violation, subject to annual adjustment for inflation. CFTC also holds substantial enforcement authority, including the ability to potentially assess maximum civil penalties of up to approximately $1.12 million per day per violation or triple the monetary gain.

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

In the past, Congress has been very active in the area of gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation, or “lighter handed” regulation, and the promotion of competition in the gas industry. There regularly are other legislative proposals pending in the federal and state legislatures that, if enacted, would significantly affect the natural gas industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on us. We do not believe that we will be affected by any such new legislative proposals materially differently than any other seller of natural gas with which we compete.

Oil Price Controls and Transportation Rates

Sales prices of crude oil, condensate and gas liquids by us are not currently regulated and are made at market prices. Our sales of these commodities are, however, subject to laws and to regulations issued by the Federal Trade Commission (the “FTC”) prohibiting manipulative or fraudulent conduct in the wholesale petroleum market. The FTC holds substantial enforcement authority under these regulations, including the ability to potentially assess maximum civil penalties of approximately $1.18 million per day per violation, subject to annual adjustment for inflation. Our sales of these commodities, and any related hedging activities, are also subject to CFTC oversight as discussed above.

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

There regularly are other legislative proposals pending in the federal and state legislatures that, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on us. We do not believe that we will be affected by any such new legislative proposals materially differently than any other seller of petroleum with which we compete.

Environmental and Occupational Health and Safety Matters

Our crude oil and natural gas exploration, development and production operations are subject to stringent federal, regional, state and local laws and regulations governing occupational health and safety aspects of our operations, the discharge of materials into the environment, or otherwise relating to environmental protection. Numerous governmental authorities, including the U.S. Environmental Protection Agency (the “EPA”) and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, which may cause us to incur significant capital expenditures or costly actions to achieve and maintain compliance. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations, the occurrence of delays or restrictions in permitting or performance of projects and the issuance of orders enjoining some or all of our operations in affected areas. Public interest in the protection of the environment has increased dramatically in recent years. The trend in environmental legislation and regulations in recent years has been to place more restrictions and limitations on activities that may affect the environment, which is expected to result in increased costs of doing business and consequently affect profitability.

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

We also generate wastes that are subject to the federal Resource Conservation and Recovery Act, as amended (the “RCRA”), and comparable state statutes. The RCRA imposes strict requirements on the generation, storage, treatment, transportation and disposal of nonhazardous and hazardous wastes, and the EPA and analogous state agencies stringently enforce the approved methods of management and disposal of these wastes. While the RCRA currently exempts certain drilling fluids, produced waters, and other wastes associated with exploration, development and production of crude oil and natural gas from regulation as hazardous wastes, allowing us to manage these wastes under RCRA’s less stringent non-hazardous waste requirements, we can provide no assurance that this exemption will be preserved in the future. For example, following in response to the filing of a lawsuit by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the U.S. District Court for the District of Columbia in December 2016.  Under the decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary. If EPA proposes a rulemaking for revised oil and gas waste regulations, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. Any removal of this exclusion could increase the amount of waste we are required to manage and dispose of as hazardous waste rather than non-hazardous waste, and could cause us to incur increased operating costs, which could have a significant impact on us as well as the natural gas and oil industry in general.

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

While Congress has, from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. Moreover, in December 2015, the United States joined other countries of the United Nations in preparing an agreement requiring member countries to review and establish goals for limiting GHG emissions. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions but, rather, includes pledges to voluntarily limit or reduce future emissions. However, in August 2017, the U.S. State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.

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

Our oil and natural gas exploration and production operations generate produced water, drilling muds and other waste streams, some of which may be disposed via injection in underground wells situated in non-producing subsurface formations. The disposal of oil and natural gas wastes into underground injection wells are subject to the Safe Drinking Water Act, as amended (the “SDWA”), and analogous state laws. The Underground Injection Well Program under the SDWA requires that we obtain permits from the EPA or analogous state agencies for our disposal wells, establishes minimum standards for injection well operations, restricts the types and quantities that may be injected, and prohibits the migration of fluid containing any contaminants into underground sources of drinking water. Any leakage from the subsurface portions of the injection wells may cause degradation of freshwater, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource, and imposition of liability by third parties for alternative water supplies, property damages and personal injuries. Furthermore, in response to a growing concern that the injection of  produced water and other fluids into belowground disposal wells triggers seismic activity in certain areas, some states, including Texas, where we operate, have imposed, and other states are considering imposing, additional requirements in the permitting or operation of produced water injection wells. In Texas, the Texas Railroad Commission (“TRC”) has adopted a final rule governing the permitting or re-permitting of disposal wells that requires, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the TRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. Increased regulation and attention given to induced seismicity could lead to greater opposition, including litigation, to oil and natural gas activities utilizing injection wells for produced water disposal. These existing and any new seismic requirements applicable to disposal wells that impose more stringent permitting or operational requirements could result in added costs to comply or, perhaps, may require alternative methods of disposing of produced water and other fluids, which could delay production schedules and also result in increased costs.

The Oil Pollution Act of 1990 (the “OPA”) and regulations thereunder impose a variety of regulations on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in U.S. waters. The OPA applies to vessels, onshore facilities and offshore facilities, including exploration and production facilities that may affect waters of the United States. Under OPA, responsible parties including owners and operators of onshore facilities and lessees and permittees of offshore leases may be held strictly liable for oil cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of federal safety, construction or operating regulations. Few defenses exist to the liability imposed by the OPA. In addition, in January 2018, the federal Bureau of Ocean Energy Management (“BOEM”) has raised OPA’s damages liability cap to $137.7 million. OPA requires owners and operators of offshore oil production facilities to establish and maintain evidence of financial responsibility to cover costs that could be incurred in responding to an oil spill, and to prepare and submit for approval oil spill response plans. These oil spill response plans must detail the action to be taken in the event of a spill; identify contracted spill response equipment, materials, and trained personnel; and identify the time necessary to deploy these resources in the event of a spill. In addition, OPA currently requires a minimum financial responsibility demonstration of between $35 million and $150 million for companies operating on the federal Outer Continental Shelf (“OCS”) waters, including the Gulf of Mexico. We are currently required to demonstrate, on an annual basis, that we have ready access to $35 million that can be used to respond to an oil spill from our facilities on the OCS. In addition, to the extent the Company’s offshore lease operations affect state waters, the Company may be subject to additional state and local clean-up requirements or incur liability under state and local laws.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand or other proppant and chemical additives under pressure into targeted subsurface formations to stimulate production. We routinely use hydraulic fracturing techniques in many of our completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, or other similar state agencies, but several federal agencies have also asserted regulatory authority over, or conducted investigations that focus upon, certain aspects of the process, including a suite of proposed rulemakings and final rules issued by the EPA and the federal Bureau of Land Management (the “BLM”), which legal requirements, to the extent finalized and implemented by the agencies, may impose more stringent requirements relating to the composition of fracturing fluids, emissions and discharges from hydraulic fracturing, chemical disclosures, and performances of fracturing activities on federal and Indian lands. Also, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water under certain circumstances.

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

We are subject to the requirements of the federal Occupational Safety and Health Act, as amended, and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the U.S. Occupational Safety and Health Administration hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens.

In recent years, the BOEM and the BSEE, each agencies of the U.S. Department of the Interior, have imposed more stringent permitting procedures and regulatory safety and performance requirements for wells in federal waters. In addition, states may adopt and implement similar or more stringent legal requirements applicable to exploration and production activities in state waters. Compliance with these more stringent regulatory restrictions, together with any uncertainties or inconsistencies in current decisions and rulings by governmental agencies, delays in the processing and approval of drilling permits or exploration, development, oil spill-response and decommissioning plans, and possible additional regulatory initiatives could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts. In addition, new regulatory initiatives may be adopted or enforced by the BOEM or the BSEE in the future that could result in additional costs, delays, restrictions or obligations with respect to oil and natural gas exploration and production operations conducted offshore. Any new rules, regulations or legal initiatives could delay or disrupt our operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding requirements and limit activities in certain areas, or cause us to incur penalties, fines, or shut-in production at one or more of our facilities. If the BOEM determines that increased financial assurance is required in connection with our offshore facilities but we are unable to provide the necessary supplemental bonds or other forms of financial assurance, the BOEM could impose monetary penalties or require our operations on federal leases to be suspended or cancelled. For example, in April 2016, the BOEM published a proposed rule that would update existing air-emissions requirements relating to offshore oil and natural gas activity on the OCS. Additionally, the BOEM issued a Notice to Lessees and Operators (the “NTL #2016-N01”) that became effective in September 2016 and bolsters supplemental bonding procedures for the decommissioning of offshore wells, platforms, pipelines and other facilities. Also, if material spill incidents were to occur, the United States could elect to again issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and natural gas exploration and development, any of which developments could have a material adverse effect on our business. Any one or more of the offshore-related matters described above could have a material adverse effect on our business, financial condition and results of operations.

These regulatory actions, or any new rules, regulations or legal initiatives could delay or disrupt our operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding and costs, and limit activities in certain areas, or cause us to incur penalties, fines, or shut-in production at one or more of our facilities or result in the suspension or cancellation of leases. Moreover, under existing BOEM rules relating to assignment of offshore leases and other legal interests on the OCS, assignors of such interest may be held jointly and severally liable for decommissioning of OCS facilities existing at the time the assignment was approved by the BOEM, in the event that the assignee is unable or unwilling to conduct required decommissioning. In the event that we, in the role of assignor, receive orders from the BOEM to decommission OCS facilities that one of our assignees of offshore facilities is unwilling or unable to perform, we could incur costs to perform those decommissioning obligations, which costs could be material. If the BOEM determines that increased financial assurance is required in connection with our or any previously assigned offshore facilities but we are unable to provide the necessary supplemental bonds or other forms of financial assurance, the BOEM could impose monetary penalties or require our operations on federal leases to be suspended or cancelled.

During 2017, however, with the issuance of Order 3350 in May 2017 by U.S. Department of the Interior Secretary Ryan Zinke that directed the BOEM and the BSEE to reconsider a number of regulatory initiatives governing oil and natural gas exploration, development and production activities on the OCS (“Order 3350”), the BSEE and the BOEM have been directed to reconsider a number of regulatory initiatives governing offshore oil and gas safety and performance-related activities, including, for example, NTL #2016-N01 and the rules relating to blow-out preventers and well control, and provide recommendations on whether such regulatory initiatives should continue to be implemented. Moreover, Order 3350 directed the BOEM to immediately cease all activities to promulgate the April 2016 proposed rule relating to offshore air quality control. One consequence of this review is that on December 29, 2017, the BSEE published proposed revisions to its regulations regarding offshore drilling safety equipment, which proposal includes the removal of the requirement for offshore operators to certify through an independent third party that their critical safety and pollution prevention equipment (e.g., subsea safety equipment, including blowout preventers) is operational and functioning as designed in the most extreme conditions. The December 2017 proposed rule has not been finalized, and there remains substantial uncertainty as to the scope and extent of any revisions to existing oil and gas safety and performance-related regulations and other regulatory initiatives that ultimately will be adopted by the BSEE and the BOEM pursuant to those agencies’ review process.

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

To cover the various obligations of lessees on the OCS, such as the cost to plug and abandon wells, decommission or remove platforms and pipelines, and clear the seafloor of obstructions at the end of production (collectively, “decommissioning obligations”), the BOEM generally requires that lessees post supplemental bonds or other acceptable financial assurances that such obligations will be met.  Historically, our financial assurance costs to satisfy decommissioning obligations have not had a material adverse effect on our results of operations; however, the BOEM continues to consider imposing more stringent financial assurance requirements on offshore operators on the OCS. For example, the BOEM issued NTL #2016-N01 that went into effect in September 2016 and augments requirements for the posting of additional financial assurance by offshore lessees, among others, to assure that sufficient funds are available to satisfy decommissioning obligations on the OCS. If the BOEM determines under this new NTL that a company does not satisfy the minimum requirements to qualify for providing self-insurance to meet its decommissioning and other obligations, that company will be required to post additional financial security as assurance. While we do not meet the requirements for self-insurance, we estimated the impact of the requirement to provide additional security under NTL #2016-N01 for our operations in the Gulf of Mexico and do not believe that the revised policy will have a material impact on our operations in the Gulf of Mexico.

During 2017, however, with the issuance of Order 3350, the BSEE and the BOEM have been directed to reconsider a number of regulatory initiatives governing offshore oil and gas safety and performance-related activities, including, for example, NTL #2016-N01. Consequently, during 2017, the BOEM extended the start date for implementing NTL #2016-N01 indefinitely beyond June 30, 2017. This extension currently remains in effect; however, the BOEM reserved the right to re-issue sole liability orders in the future, including in the event that it determines there is a substantial risk of nonperformance of the interest holder’s decommissioning sole liabilities. Following completion of its review, the BOEM may elect to retain NTL #2016-N01 in its current form or may make revisions thereto and, thus, until the review is completed and the BOEM determines what additional financial assurance may be required by us, we cannot provide assurance that such financial assurance coverage can be obtained. Moreover, the BOEM could in the future make other demands for additional financial assurances covering our obligations under sole liability properties and/or non-sole liability properties. In the event that we are unable to obtain the additional required bonds or assurances as requested, the BOEM may require certain of our operations on federal leases to be suspended or cancelled or otherwise impose monetary penalties.

Risk and Insurance Program

In accordance with industry practice, we maintain insurance against many, but not all, potential perils confronting our operations and in coverage amounts and deductible levels that we believe to be economic. Consistent with that profile, our insurance program is structured to provide us financial protection from significant losses resulting from damages to, or the loss of, physical assets or loss of human life, and liability claims of third parties, including such occurrences as well blowouts and weather events that result in oil spills and damage to our wells and/or platforms. Our goal is to balance the cost of insurance with our assessment of the potential risk of an adverse event. We maintain insurance at levels that we believe are appropriate and consistent with industry practice, and we regularly review our risks of loss and the cost and availability of insurance and revise our insurance program accordingly.

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

Health, Safety and Environmental Program

Our Health, Safety and Environmental (“HS&E”) Program is supervised by an operating committee of senior management to ensure compliance with all state and federal regulations. In support of the operating committee, we have contracted with J. Connor Consulting (“JCC”) to coordinate the regulatory process relative to our offshore assets. JCC is a regulatory consulting firm specializing in the offshore Gulf of Mexico. They provide preparation of incident response plans, safety and environmental services and facilitation of comprehensive oil spill response training and drills on behalf of oil and gas companies and pipeline operators.

Additionally, in support of our Gulf of Mexico operations, we have established a Regional Oil Spill Response Plan which has been approved by the BSEE. Our response team is trained annually and is tested through in-house spill drills. We have also contracted with O’Brien’s Response Management (“O’Brien’s”), who maintains an incident command center on 24 hour alert in Houston, TX. In the event of an oil spill, the Company’s response program is initiated by notifying O’Brien’s of any reportable incident. While the Company response team is mobilized to focus on source control and containment of the spill, O’Brien’s coordinates communications with state and federal agencies and provides subject matter expertise in support of the response team.

We also have contracted with Clean Gulf Associates (“CGA”) to assist with equipment and personnel needs in the event of a spill. CGA specializes in onsite control and cleanup and is on 24-hour alert with equipment currently stored at eight bases along the gulf coast, from South Texas to East Louisiana. The CGA equipment stockpile is available to serve member oil spill response needs and includes open seas skimmers, shoreline protection boom, communications equipment, dispersants with application systems, wildlife rehabilitation and a forward command center. CGA has retainers with aerial dispersant and mechanical recovery equipment contractors for spill response.

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

Safety and Environmental Management System

We have developed and implemented a Safety and Environmental Management System (“SEMS”) to address oil and gas operations in the OCS, as required by the BSEE. Our SEMS identifies and mitigates safety and environmental hazards and the impacts of these hazards on design, construction, start-up, operation, inspection, and maintenance of all new and existing facilities. The Company has established goals, performance measures, training and accountability for SEMS implementation. We also provide the necessary resources to maintain an effective SEMS, and we review the adequacy and effectiveness of the SEMS program annually. Company facilities are designed, constructed, maintained, monitored, and operated in a manner compatible with industry codes, consensus standards, and all applicable governmental regulations. We have contracted with Island Technologies Inc. to coordinate our SEMS program and to track compliance for production operations.

The BSEE enforces the SEMS requirements through regular audits. Failure of an audit may result in an Incident of Non-Compliance and could ultimately require a shut-in our Gulf of Mexico operations if not resolved within the required time.

Employees

On December 31, 2017, we had 63 full time employees, of which 20 were field personnel. We have been able to attract and retain a talented team of industry professionals that have been successful in achieving significant growth and success in the past. As such, we are well-positioned to adequately manage and develop our existing assets and also to increase our proved reserves and production through exploitation of our existing asset base, as well as the continuing identification, acquisition, and development of new growth opportunities. None of our employees are covered by collective bargaining agreements. We believe our relationship with our employees is good.

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

Corporate Offices

Our corporate offices are located at 717 Texas Avenue in downtown Houston, Texas, under a lease that expires March 31, 2019. Rent, including parking, related to this office space for the year ended December 31, 2017 was approximately $2.2 million. As of January 2017, a portion of our space in the building is being subleased through the lease expiration date for $0.5 million annually.

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

Our revenues, profitability and future growth depend significantly on natural gas and crude oil prices. Natural gas and crude oil prices remained relatively low through 2017. While natural gas prices have remained consistent with 2017 levels, crude oil prices increased slightly during the final months of 2017 and throughout early 2018. The markets for these commodities are volatile and prices received affect the amount of future cash flow available for capital expenditures and repayment of indebtedness and our ability to raise additional capital. Lower prices also affect the amount of natural gas and oil that we can economically produce. Factors that can cause price fluctuations include:

•	Overall economic conditions, domestic and global.
•	The domestic and foreign supply of natural gas and oil.
•	The level of consumer product demand.
•	Adverse weather conditions and natural disasters.
•	The price and availability of competitive fuels such as LNG, heating oil and coal.
•	Political conditions in the Middle East and other natural gas and oil producing regions.
•	The ability of the members of the Organization of Petroleum Exporting Countries and other oil exporting nations to agree to and maintain oil price and production controls.
•	The level of LNG imports and any LNG exports.
•	The level of natural gas exports.
•	Domestic and foreign governmental regulations.
•	Special taxes on production.
•	Access to pipelines and gas processing plants.
•	The loss of tax credits and deductions.

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

The results of our drilling in new or emerging plays are more uncertain than drilling results in areas that are more developed and with longer production history. Since new or emerging plays and new formations have limited production history, we are less able to use past drilling results in those areas to help predict our future drilling results. The ultimate success of these drilling and completion strategies and techniques in these formations will be better evaluated over time as more wells are drilled and production profiles are better established. Accordingly, our drilling results are subject to greater risks in these areas and could be unsuccessful. We may be unable to execute our expected drilling program in these areas because of disappointing drilling results, capital constraints, lease expirations, access to adequate gathering systems or pipeline take-away capacity, availability of drilling rigs and other services or otherwise, and/or crude oil, natural gas and natural gas liquids price declines. To the extent we are unable to execute our expected drilling program in these areas, our return on investment may not be as attractive as we anticipate and our common stock price may decrease. We could incur material write-downs of unevaluated properties, and the value of our undeveloped acreage could decline in the future if our drilling results are unsuccessful.

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

The oil and gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration, development, production and acquisition of crude oil, natural gas and natural gas liquids reserves. We intend to finance our future capital expenditures primarily with cash flow from operations, borrowings under our senior secured revolving credit agreement and/or proceeds from non-core asset sales. Our cash flow from operations and access to capital is subject to a number of variables, including:

•	Our proved reserves.
•	The level of crude oil, natural gas and natural gas liquids we are able to produce from existing wells.
•	The prices at which crude oil, natural gas and natural gas liquids are sold.
•	Our ability to acquire, locate and produce new reserves.

If our revenues decrease as a result of lower crude oil, natural gas and natural gas liquids prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels, to further develop and exploit our current properties, or to conduct exploratory activity. In order to fund our capital expenditures, we may need to seek additional financing. Our credit agreements contain covenants restricting our ability to incur additional indebtedness without the consent of the lenders. Our lenders may withhold this consent in their sole discretion. In addition, if our borrowing base redetermination results in a lower borrowing base under our senior secured revolving credit agreement, we may be unable to obtain financing otherwise currently available under our senior secured revolving credit agreement. As part of the regular redetermination schedule, the borrowing base on our revolving credit agreement was redetermined at $115 million effective November 9, 2017 and through May 01, 2018. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity.”

In addition, our ability to comply with the financial and other restrictive covenants in our indebtedness is uncertain and will be affected by our future performance and events or circumstances beyond our control. For example, at December 31, 2017, we were not in compliance with the Current Ratio covenant under our credit agreement, although we obtained a  waiver for such non-compliance. Any future failure to comply with these covenants could result in an event of default under such indebtedness and the potential foreclosure on the collateral securing such debt, and could cause a cross-default under any of our other outstanding indebtedness.

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

Natural gas and crude oil prices remained relatively low through most of 2017, and while natural gas prices have remained consistent with 2017 levels, crude oil prices increased slightly during the final months of 2017 and throughout early 2018. An extended or more severe downturn could have material adverse effects on the liquidity of our working interest partners.  Our working interest partners must be able to fund their share of investment costs through cash flow from operations, external credit facilities, or other sources.  If our partners are not able to fund their share of costs, it could result in the delay or cancellation of future projects, resulting in a reduction of our reserves and production, which could have a materially adverse effect on our financial condition and results of operations.

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

Approximately 35% of our total estimated proved reserves at December 31, 2017 were proved undeveloped reserves. The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.

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

You should not assume that the present value of future net revenues from our proved reserves referred to in this report is the current market value of our estimated crude oil, natural gas and natural gas liquids reserves. In accordance with the requirements of the SEC, the estimated discounted future net cash flows from our proved reserves are based on prices and costs on the date of the estimate, held flat for the life of the properties. Actual future prices and costs may differ materially from those used in the present value estimate. The present value of future net revenues from our proved reserves as of December 31, 2017 was based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the period January through December 2017. For our condensate and natural gas liquids, the average West Texas Intermediate (Cushing) posted price was $51.34 per barrel for offshore and onshore Southern Delaware Basin volumes, as prepared by Cobb, and the average West Texas Intermediate (Plains) posted price was $47.79 per barrel for all other onshore volumes, as prepared by NSAI. For our natural gas, the average Henry Hub spot price was $2.98 per MMBtu for all offshore and onshore volumes, as prepared by both Cobb and NSAI. Assuming strip pricing as of March 1, 2018 through 2022 and keeping pricing flat thereafter, instead of 2017 SEC pricing, while leaving all other parameters unchanged, the Company’s proved reserves would have been 188.6 Bcfe and the PV-10 value of proved reserves would have been $258.3 million. Any adjustments to the estimates of proved reserves or decreases in the price of crude oil or natural gas may decrease the value of our common stock. A reconciliation of our Standardized Measure to PV‑10 is provided under "Item 2. Properties – PV-10".

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
•

environmental hazards, such as natural gas leaks, oil and produced water spills, pipeline and tank ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of toxic gases, brine, well stimulation and completion fluids, or other pollutants into the surface and subsurface environment;

•	loss of drilling fluid circulation;
•	title problems;
•	facility or equipment malfunctions;
•	unexpected operational events;
•	shortages of skilled personnel;
•	shortages or delivery delays of equipment and services or of water used in hydraulic fracturing activities;
•	compliance with environmental and other regulatory requirements;
•

stockholder activism and activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and natural gas so as to minimize emissions of GHGs;

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
•

Environmental hazards such as natural gas leaks, oil and produced water spills, pipeline and tank ruptures or unauthorized discharges of brine, toxic gases, well stimulation and completion fluids, or other pollutants into the surface and subsurface environment.

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

Offshore operations are subject to a variety of operating risks peculiar to the marine environment, such as capsizing and collisions. In addition, offshore operations, and in some instances operations along the Gulf Coast, are subject to damage or loss from hurricanes or other adverse weather conditions. For example, our total production for the year ended December 31, 2017 declined by 0.4 Mmcfe/d as a result of downtime associated with the impact of Hurricane Harvey. These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities that could reduce the funds available for exploration, development or leasehold acquisitions, or result in loss of properties.

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

In October 2011, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The initial position-limits rule was vacated by the U.S. District Court for the District of Columbia in September 2012. In November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions, but the rule was not adopted. In December 2016, the CFTC proposed a new version of the rule, with respect to which the comment period has closed but a final rule has not been issued. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also will require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements. In addition the CFTC and certain banking regulators have recently adopted final rules establishing minimum margin requirements for uncleared swaps. Although we currently qualify for the end-user exception to the mandatory clearing, trade-execution and margin requirements for swaps entered to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, if any of our swaps do not qualify for the commercial end-user exception, posting of collateral could impact liquidity and reduce cash available to us for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flows.

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

If management’s estimates of the recoverable proved reserves on a property are revised downward or if oil and/or natural gas prices decline further in 2018, we may be required to record further non-cash impairment write-downs in the future, which would result in a negative impact to our financial results. Furthermore, any sustained decline in oil and/or natural gas prices may require us to make further impairments. We review our proved oil and gas properties for impairment on a depletable unit basis when circumstances suggest there is a need for such a review. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future oil and natural gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon our independent reservoir engineers’ estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions. For each property determined to be impaired, we recognize an impairment loss equal to the difference between the estimated fair value and the carrying value of the property on a depletable unit basis.

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

Climate change continues to attract considerable public, governmental and scientific attention. As a result, numerous proposals have been made and may continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. While no comprehensive climate change legislation has been implemented to date at the federal level, the EPA and states and groupings of states have considered or pursued cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources.  In particular, the EPA adopted regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically will be established by the states. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from specified sources in the United States, including, among others, certain oil and natural gas production facilities, which includes certain of our operations.

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published a final rule establishing New Source Performance Standards (“NSPS”) Subpart OOOOa standards that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand the previously issued NSPS Subpart OOOO requirements issued in 2012 by using certain equipment-specific emissions control practices. However, in June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and re-evaluate the entirety of the 2016 standards, but the EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect. Future implementation of the 2016 standards is uncertain at this time. In another example, the BLM published a final rule in November 2016 that imposes requirements to reduce methane emissions from venting, flaring, and leaking on federal and Indian lands. However, in December 2017, the BLM published a final rule that temporarily suspends or delays certain requirements contained in the November 2016 final rule until January 17, 2019. The suspension of the November 2016 final rule is being challenged in court. These rules, should they remain in effect, and any other new methane emission standards imposed on the oil and gas sector could result in increased costs to our or our customers’ operations as well as result in delays or curtailment in such operations, which costs, delays or curtailment could adversely affect our business. Moreover, in December 2015, the United States joined other countries of the United Nations in preparing an agreement requiring member countries to review and establish goals for limiting GHG emissions. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions but, rather, includes pledges to voluntarily limit or reduce future emissions. However, in August 2017, the U.S. State Department informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future international, federal or state laws or regulations that impose reporting obligations on us with respect to, or require the elimination of GHG emissions from, our equipment or operations could require us to incur increased operating costs and could adversely affect demand for the oil and natural gas we produce.  Moreover, such new legislation or regulatory programs could also increase the cost to the consumer, which could reduce the demand for the oil and natural gas we produce and lower the value of our reserves.

Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time.  Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations. At this time, we have not developed a comprehensive plan to address the legal, economic, social or physical impacts of climate change on our operations.

Should we fail to comply with all applicable statutes, rules, regulations and orders of the FERC, the CFTC, or the FTC, we could be subject to substantial penalties and fines.

Section 1(b) of the NGA exempts natural gas gathering facilities from the FERC’s jurisdiction. We believe that the gas gathering facilities we own meet the traditional tests the FERC has used to establish a pipeline system’s status as a non-jurisdictional gatherer. There is, however, no bright-line test for determining the jurisdictional status of pipeline facilities. Moreover, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of litigation from time to time, so the classification and regulation of some of our gathering facilities may be subject to change based on future determinations by the FERC and the courts. Our failure to comply with this or other laws and regulations administered by the FERC could subject us to substantial penalties, as described in Part I, Item 1: “Business—Governmental Regulations and Industry Matters.”

Under the 2005 Act and implementing regulations, the FERC prohibits market manipulation in connection with the purchase or sale of natural gas. The CFTC has similar authority under the Commodity Exchange Act and regulations it has promulgated thereunder with respect to certain segments of the physical and futures energy commodities market including oil and natural gas. The FTC also prohibits manipulative or fraudulent conduct in the wholesale petroleum market with respect to sales of commodities, including crude oil, condensate and natural gas liquids. These agencies have substantial enforcement authority, including the potential ability to impose maximum penalties for violations in excess of $1 million per day for each violation. Following their adoption, the maximum penalties prescribed by these regulations have been subject to annual adjustment for inflation. The FERC has also imposed requirements related to reporting of natural gas sales volumes that may impact the formation of prices indices. Additional rules and legislation pertaining to these and other matters may be considered or adopted from time to time. Our failure to comply with these or other laws and regulations administered by these agencies could subject us to substantial penalties, as described in Part I, Item 1: “Business—Governmental Regulations and Industry Matters.”

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

Our practice in acquiring exploration leases or undivided interests in natural gas and oil leases is to not incur the expense of retaining title lawyers to examine the title to the mineral interest prior to executing the lease. Instead, we rely upon the judgment of consultants and others to perform the field work in examining records in the appropriate governmental, county or parish clerk’s office before leasing a specific mineral interest. This practice is widely followed in the industry. Prior to the drilling of an exploration well the operator of the well will typically obtain a preliminary title review of the drill site lease and/or spacing unit within which the proposed well is to be drilled to identify any obvious deficiencies in title to the well and, if there are deficiencies, to identify measures necessary to cure those defects to the extent reasonably possible. However, such deficiencies may not have been cured by the operator of such wells. It does happen, from time to time, that the examination made by title lawyers reveals that the lease or leases are invalid, having been purchased in error from a person who is not the rightful owner of the mineral interest desired. In these circumstances, we may not be able to proceed with our exploration and development of the lease site or may incur costs to remedy a defect. It may also happen, from time to time, that the operator may elect to proceed with a well despite defects to the title identified in the preliminary title opinion.

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

Certain U.S. federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated or significantly changed as a result of future legislation.

Recently enacted legislation, commonly referred to as the Tax Cuts and Jobs Act, made significant changes to U.S. tax laws. While past legislative proposals have included changes to certain key U.S. federal income tax provisions currently available to oil and gas companies, including (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, and (iii) an extension of the amortization period for certain geological and geophysical expenditures, these specific changes were not included in the Tax Cuts and Jobs Act. No accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. However, the Tax Cuts and Jobs Act (i) eliminates the deduction for certain domestic production activities, (ii) imposes new limitations on the utilization of net operating losses, and (iii) provides for more general changes to the taxation of corporations, including changes to cost recovery rules and to the deductibility of interest expense, which may impact the taxation of oil and gas companies.  Future changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that currently are available with respect to oil and gas development, or increase costs, and any such changes could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

Under these laws and regulations, we could be liable for personal injury and clean-up costs and other environmental natural resource and property damages. We maintain insurance coverage for sudden and accidental environmental damages; however, it is possible that coverage might not be sufficient in a catastrophic event. Accordingly, we may be subject to liability, or we may be required to cease production from properties in the event of environmental damages. The trend in environmental laws and regulations is to place more stringent restrictions and limitations on activities that may affect the environment.  For example, in October 2015, the EPA issued a final rule lowering the National Ambient Air Quality Standard for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 85% of the U.S. counties as either “attainment/unclassifiable” or “unclassifiable” but had not yet issued non-attainment designations for the remaining areas of the U.S. not addressed in the November 2017 final rule. States are also expected to implement requirements as a result of this NAAQs final rule, which could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Compliance with this final rule could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital or operating expenditures. In another example, in June 2015, the EPA and the Corps published a final rule attempting to clarify the federal jurisdictional reach over waters of the United States including wetlands, but legal challenges to this rule followed. The 2015 rule was stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases in the matter and, in January 2017, the U.S. Supreme Court agreed to hear the case. The EPA and Corps proposed a rulemaking in June 2017 to repeal the June 2015 rule, announced their intent to issue a new rule defining the Clean Water Act’s jurisdiction, and published a proposed rule in November 2017 specifying that the contested June 2015 rule would not take effect until two years after the November 2017 proposed rule was finalized and published in the Federal Register. Recently, on January 22, 2018, the U.S. Supreme Court issued a decision finding that jurisdiction resides with the federal district courts; consequently, while implementation of the 2015 rule currently remains stayed, the previously-filed district court cases will be allowed to proceed. As a result of these recent developments, future implementation of the June 2015 rule is uncertain at this time but to the extent any rule expands the scope of the Clean Water Act’s jurisdiction, drilling programs could incur increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, we can provide no assurance that our future compliance with existing laws and regulations, these recently adopted rulemakings, or any new or amended legal requirements will not have a material adverse effect on our business, financial condition and results of operations.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or crude oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand or other proppant and chemical additives under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We routinely use hydraulic fracturing techniques in many of our drilling and completion programs. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, or similar state agencies, but several federal agencies have asserted regulatory authority or pursued investigations over certain aspects of the process. For example, in February 2014, the EPA asserted regulatory authority pursuant to the SDWA Underground Injection Control program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities. The EPA also published final rules under the CAA in 2012 and in June 2016 governing performance standards, including standards for the capture of air emissions released during oil and natural gas hydraulic fracturing. Additionally, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants and, in May 2014, published an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. The BLM published a final rule in March 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands. However, in June 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulgate the rule, the BLM appealed the decision to the U.S. Circuit Court of Appeals for the Tenth Circuit in July 2016, the appellate court issued a ruling in September 2017 to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the 2015 rule in response to the BLM’s issuance of a proposed rulemaking to rescind the 2015 rule and, in December 2017, the BLM published a final rule rescinding the March 2015 rule. In January 2018, litigation challenging the BLM’s rescission of the 2015 rule was brought in federal court. Also, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances, including as a result of water withdrawals for fracturing in times or areas of low water availability or due to surface spills during the management of fracturing fluids, chemicals or produced water.

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

The BOEM continues to consider the adoption or enforcement of more stringent financial assurance regulatory initiatives that could result in additional costs, delays, restrictions, or obligations with respect to oil and natural gas exploration and production operations conducted offshore on the federal OCS. In particular, the BOEM issued an updated NTL #2016-N01 that became effective in September 2016 and bolsters the financial assurance requirements offshore lessees on the OCS, including the Gulf of Mexico, must satisfy with respect to their decommissioning liabilities. If the BOEM determines under NTL #2016-N01 that a company does not satisfy the minimum requirements to qualify for providing self-insurance to meet its decommissioning and other obligations, that company will be required to post additional financial security as assurance. During 2017, however, with the issuance of Order 3350, the BSEE and the BOEM have been directed to reconsider a number of regulatory initiatives governing offshore oil and gas safety and performance-related activities, including, for example, NTL #2016-N01, and provide recommendations on whether such regulatory initiatives should continue to be implemented. Consequently, during 2017, the BOEM extended the start date for implementing NTL #2016-N01 indefinitely beyond June 30, 2017. This extension currently remains in effect; however, the BOEM reserved the right to re-issue sole liability orders in the future, including in the event that it determines there is a substantial risk of nonperformance of the interest holder’s decommissioning sole liabilities. Following completion of its review, the BOEM may elect to retain NTL #2016-N01 in its current form or may make revisions thereto and, thus, until the review is completed and the BOEM determines what additional financial assurance may be required by us, we cannot provide assurance that such financial assurance coverage can be obtained. Moreover, the BOEM could in the future make other demands for additional financial assurances covering our obligations under sole liability properties and/or non-sole liability properties.

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

The BSEE is the federal agency responsible for overseeing the safe and environmentally responsible development of energy and mineral resources on the OCS. The agency is responsible for leading the most aggressive and comprehensive reforms to offshore oil and natural gas regulation and oversight in U.S. history. Their reforms have tightened requirements for everything from well and blowout preventer design and workplace safety to corporate accountability. However, as a result of the issuance of Order 3350 during 2017, the BSEE is reconsidering a number of regulatory initiatives governing offshore oil and gas safety and performance-related activities. For example, on December 29, 2017, the BSEE published proposed revisions to its regulations regarding offshore drilling safety equipment, which proposal includes the removal of the requirement for offshore operators to certify through an independent third party that their critical safety and pollution prevention equipment (e.g., subsea safety equipment, including blowout preventers) is operational and functioning as designed in the most extreme conditions.  The December 2017 proposed rule has not been finalized and there remains substantial uncertainty as to the scope and extent of any revisions to existing oil and gas safety and performance-related regulations and other regulatory initiatives that ultimately will be adopted by the BSEE pursuant to the agency’s review process.

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

In addition to the enforcement actions specified above, the BSEE can assess civil penalties if: (i) the operator fails to correct the violation in the reasonable amount of time specified on the INC; or (ii) the violation resulted in a threat of serious harm or damage to human life or the environment. In January 2018, the BSEE published a final rule that increased the maximum civil penalty rate for Outer Continental Shelf Lands Act violations to $43,576 a day for each violation. Operators with excessive INCs may be required to cease operations in the Gulf of Mexico.

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

We have a limited operating history in West Texas. As a result of the Acquisition, we will need to continue to integrate the properties and operations relating thereto with our current oil and gas operations, which may increase the risk of inefficiencies in timing, coordination and staffing, unanticipated higher costs and expenses than we currently have projected or drilling results below our expectations. As a result, any desired benefits of the Acquisition may not be fully realized, if at all, and our future financial performance and results of operations could be negatively impacted.

Increases in interest rates could adversely impact our business, share price and our ability to issue equity or incur debt for acquisitions, capital expenditures or other purposes.

Interest rates may increase in the future. As a result, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Rising interest rates could reduce the amount of cash we generate and materially adversely affect our liquidity. Moreover, the trading price of our common stock is sensitive to changes in interest rates and could be materially adversely affected by any increase in interest rates.

Assuming an outstanding balance on our credit facility of $85.4 million, an increase of one percentage point in the interest rates would have resulted in an increase in interest expense during 2017 of $0.9 million. Accordingly, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

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

Average natural gas and crude oil prices declined dramatically beginning in early 2015 and have remained relatively low since then. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This decline in commodity prices and stock market volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price.

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

As of December 31, 2017, we had 94,833 stock options outstanding to purchase shares of our common stock outstanding, all of which were fully vested.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2017, we operated all of our offshore wells, with an average working interest of 54%, and operated 48% of our onshore wells with an average working interest of 69%. As of December 31, 2017, our properties were located in the following regions: Offshore Gulf of Mexico, Southeast Texas, South Texas, West Texas and Other.

Development, Exploration and Acquisition Expenditures

The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties, exploration costs incurred in the search for new reserves from unproved properties and costs incurred in the development of those properties for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Property acquisition costs:
Unproved	$6,540	$29,767	$11,453
Proved	—	—	—
Exploration costs	8,158	9,126	29,477
Development costs	45,016	1,890	20,120
Total costs	$59,714	$40,783	$61,050

Included in unproved property acquisition costs for the year ended December 31, 2017, is $5.9 million related to our acquisition of unproved property in the Southern Delaware Basin.

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

The following table presents information regarding our share of the net costs incurred by Exaro in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Property acquisition costs	$—	$—	$—
Exploration costs	—	—	—
Development costs	429	395	4,503
Total costs incurred	$429	$395	$4,503

Drilling Activity

The following tables show our exploratory and developmental drilling activity for the periods indicated. In the tables, “gross” wells refer to wells in which we have a working interest, and “net” wells refer to gross wells multiplied by our working interest in such wells.

	Year Ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive (onshore)	1	0.5	1	0.8	5	2.9
Productive (offshore)	—	—	—	—	—	—
Non-productive (onshore)	1	0.4	—	—	1	0.8
Non-productive (offshore)	—	—	—	—	—	—
Total	2	0.9	1	0.8	6	3.7

	Year Ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive (onshore)	4	1.9	—	—	9	5.3
Productive (offshore)	—	—	—	—	—	—
Non-productive (onshore)	—	—	—	—	—	—
Non-productive (offshore)	—	—	—	—	—	—
Total	4	1.9	—	—	9	5.3

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

The following table shows the approximate developed and undeveloped acreage that we have an interest in, by region, at December 31, 2017.

	Developed Acreage (1)		Undeveloped Acreage (1)
	Gross	Net (2)	Gross	Net (2)
Offshore GOM	9,618	6,828	—	—
Southeast Texas	22,044	13,143	7,262	3,994
South Texas	78,990	34,537	10,617	6,299
West Texas	6,139	2,883	10,316	3,929
Other (3)	9,956	5,735	62,517	41,733
Total	126,747	63,126	90,712	55,955

(1)	Excludes any interest in acreage in which we have no working interest before payout or before initial production.

(2)	Net acres represent the number of acres attributable to our proportionate working interest in a lease (e.g., a 50% working interest in a lease covering 320 acres is equivalent to 160 net acres).
(3)	Other includes acreage in Louisiana, Mississippi, Wyoming, North Texas and East Texas.

Some of our offshore and onshore leases will expire over the next three years as follows, unless we establish production or take action to extend the terms of these leases:

	Year ending December 31,
	2018		2019		2020
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Offshore GOM	—	—	—	—	—	—
Southeast Texas	328	245	272	264	—	—
South Texas	3,618	1,809	100	50	—	—
West Texas	3,174	1,587	2,291	1,059	650	299
North Texas	4,195	—	—	—	—	—
Wyoming	8,267	10,256	7,880	6,039	5,521	4,417
Total	19,582	13,897	10,543	7,412	6,171	4,716

Production, Price and Cost History

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Productive Wells

Productive wells are producing wells and wells capable of producing commercial quantities. Completed but marginally producing wells are not considered here as a “productive” well. The following table sets forth the number of gross and net productive natural gas and oil wells in which we owned an interest as of December 31, 2017:

	Natural Gas Wells		Oil Wells
	Gross Wells (1)	Net Wells (2)	Gross Wells (1)	Net Wells (2)
Offshore GOM	11	6.0	—	—
Southeast Texas	34	19.7	47	25.3
South Texas	171	74.4	46	22.1
West Texas	—	—	6	2.9
Other	23	4.9	12	4.7
Total	239	105.0	111	55.0

(1)	A gross well is a well in which we own an interest.
(2)	The number of net wells is the sum of our fractional working interests owned in gross wells.

Natural Gas and Oil Reserves

Estimates of proved reserves and future net revenue as of December 31, 2017, 2016 and 2015 were prepared by NSAI and Cobb, our independent petroleum engineering firms in accordance with the definitions and regulations of the SEC. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers and geoscientists that meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers (“SPE”). Approximately 69% and 31% of the proved reserves estimates shown herein at December 31, 2017 have been independently prepared by Cobb and NSAI, respectively. Cobb prepared the proved reserves estimates as of December 31, 2017, 2016 and 2015 for all of our offshore properties and our onshore Southern Delaware Basin reserves as of December 31, 2017, while NSAI prepared the proved reserves estimates as of December 31, 2017, 2016 and 2015 for our remaining onshore properties.

The technical individual at NSAI responsible for the preparation of our reserve estimates as of December 31, 2017, 2016, and 2015 has over 15 years of experience in the estimation and evaluation of reserves; is a licensed professional engineer in the state of Texas; and holds a Bachelor of Science Degree in Petroleum Engineering from the University of Tulsa. The technical individual at Cobb responsible for overseeing the preparation of our reserve estimates as of December 31, 2017, 2016, and 2015 has over 40 years of experience in the estimation and evaluation of reserves; is a registered professional engineer in the state of Texas; holds a Bachelor of Science Degree in Petroleum Engineering from Texas A&M University; is a member of the SPE; and is a member of the Society of Petroleum Evaluation Engineers.

The estimates of proved reserves and future net revenue as of December 31, 2017, 2016 and 2015 were reviewed by our corporate reservoir engineering department that is independent of the operations department. The corporate reservoir engineering department interacts with geoscience, operating, accounting and marketing departments to review the integrity, accuracy and timeliness of the data, methods and assumptions used in the preparation of the reserves estimates. All relevant data is compiled in a computer database application to which only authorized personnel are given access rights. Our Senior Vice President - Engineering is the person primarily responsible for overseeing the preparation of our internal reserve estimates and for reviewing any reserves estimates prepared by our independent petroleum engineering firms. Our Senior Vice President - Engineering has a Bachelor of Science degree in Petroleum Engineering from the University of Texas and over 40 years of industry experience with positions of increasing responsibility. He reports directly to our President and Chief Executive Officer. Reserves are also reviewed internally with senior management and presented to our board of directors in summary form on a quarterly basis.

We maintain adequate and effective internal controls over the underlying data upon which reserve estimates are based. The primary inputs to the reserve estimation process are comprised of technical information, financial data, ownership interests and production data. All field and reservoir technical information, which is communicated to our reservoir engineers quarterly, is confirmed when our third-party reservoir engineers hold technical meetings with geologists, operations and land personnel to discuss field performance and to validate future development plans. Current revenue and expense information is obtained from our accounting records, which are subject to external quarterly reviews, annual audits and our own set of internal controls over financial reporting. Internal controls over financial reporting are assessed for effectiveness annually using criteria set forth in Internal Controls - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. All data such as commodity prices, lease operating expenses, production taxes, field level commodity price differentials, ownership percentages and well production data are updated in the reserve database by our third-party reservoir engineers and then analyzed by management to ensure that they have been entered accurately and that all updates are complete. Once the reserve database has been entirely updated with current information, and all relevant technical support material has been assembled, our independent engineering firms prepare their independent reserve estimates and final report.

The following table reflects our estimated proved reserves as of the dates indicated:

	December 31,
	2017	2016	2015
Crude Oil and Condensate (MBbl) (1)
Developed	3,364	2,158	2,869
Undeveloped	7,285	1,266	1,922
Total	10,649	3,424	4,791
Natural Gas (MMcf) (1)
Developed	82,133	95,396	113,952
Undeveloped	9,586	9,657	12,176
Total	91,719	105,053	126,128
Natural Gas Liquids (MBbl) (1)
Developed	3,596	3,509	4,354
Undeveloped	2,011	850	1,040
Total	5,607	4,359	5,394
Total MMcfe
Developed	123,895	129,399	157,288
Undeveloped	65,359	22,351	29,950
Total (2)	189,254	151,750	187,238
Proved developed reserves percentage	65%	85%	84%
Prices utilized in estimates (3):
Crude oil ($/Bbl)	$47.41	$38.67	$44.53
Natural gas ($/MMBtu)	$2.92	$2.43	$2.63
Natural gas liquids ($/Bbl)	$18.59	$13.62	$14.41

(1)	Excludes reserves attributable to our 37% interest in Exaro.
(2)

During the year ended December 31, 2017, proved reserves increased by approximately 37.5 Bcfe primarily due to 63.1 Bcfe of new additions and extensions related to our drilling program and a  9.9 Bcfe positive revision of reserve estimates due to higher commodity prices, partially offset by 20.1 Bcfe in 2017 production and a 12.2 Bcfe decrease due to a reduction in proved undeveloped reserves required by SEC guidelines for those reserves that are not likely to be drilled within a five year period after those reserves are initially recorded.

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

The following table provides a reconciliation of our Standardized Measure to PV‑10 (in thousands):

	December 31,
	2017	2016
Pre-tax net present value, discounted at 10%	$257,283	$166,228
Future income taxes, discounted at 10%	(1,376)	—
Standardized measure of discounted future net cash flows	$255,907	$166,228

The following table reflects our estimated proved reserves by category as of December 31, 2017 (dollars in thousands):

	Crude Oil and	Natural Gas	Natural Gas		% of Total
	Condensate (MBbl)	(MMcf)	Liquids (MBbl)	Total (MMcfe)	Proved	PV - 10
Proved developed producing	3,157	73,694	3,066	111,037	59%	$186,098
Proved developed non-producing	207	8,439	530	12,858	7%	14,625
Proved undeveloped	7,285	9,586	2,011	65,359	34%	56,560
Total	10,649	91,719	5,607	189,254	100%	$257,283

Our estimated net proved reserves as of December 31, 2017 were approximately 34% crude oil and condensate, 48% natural gas and 18% natural gas liquids.

Proved Developed Reserves

Total proved developed reserves declined slightly from 129.4 Bcfe at December 31, 2016 to 123.9 Bcfe at December 31, 2017. This decline is primarily due to a 20.1 Bcfe decrease attributable to production during the year and a 1.7 Bcfe negative performance revision, partially offset by 10.7 Bcfe of extensions and additions related to our drilling program and a 7.0 Bcfe positive revision of reserve estimates due to higher commodity prices.

The following table presents the changes in our total proved developed reserves for the year ended December 31, 2017:

Proved Developed Reserves (Mmcfe)
Proved developed reserves at December 31, 2016	129,399
Revisions of previous estimates (1)	7,008
Extensions, discoveries and other additions (2)	10,743
Purchase of minerals in place	—
Disposition of reserves in place (3)	(1,459)
Production	(20,123)
Negative revisions related to performance	(1,673)
Proved developed reserves at December 31, 2017	123,895

(1)	Positive revisions due to higher commodity prices.

(2)	Extensions, discoveries and additions are primarily related to our assets in the Southern Delaware Basin in West Texas.
(3)	Related to the sale of our assets in the North Bob West area and our operated assets in the Escobas area, both located in Southeast Texas.

Proved Undeveloped Reserves

Total proved undeveloped reserves (“PUDs”) increased from 22.4 Bcfe at December 31, 2016 to 65.4 Bcfe at December 31, 2017. As noted in the table below, this increase was primarily attributable to extensions and additions primarily related to the successful development of assets in West Texas, partially offset by the PUDs removed due to the SEC’s five year rule.

Future drilling plans and timelines are re-evaluated at the end of each calendar year based on updated reserve reports, current drilling cost estimates and product price forecast. Our development plan prioritizes reserves based on the capital requirements and net present value of potential wells. Generally, our plan is to convert PUDs to developed reserves in an order that is based on their economic importance and impact on production and cash flow, but other factors may be considered such as technical merit, product type, location and available working interest partners. The

PUD conversion rate in 2017 and 2016 was 0% and 0%, respectively, of the total net present value of the Company’s total PUDs at the beginning of the applicable year.

The Company annually reviews any PUDs to ensure their development within five years from the date of originally adding the reserves. The Company’s financial resources are expected to be sufficient to drill all of the remaining 65.4 Bcfe of proved undeveloped reserves within the five year period. Development costs relating to the 65.4 Bcfe at December 31, 2017 are projected to be approximately $124.6 million over the next five years.

The following table presents the changes in our total proved undeveloped reserves for the year ended December 31, 2017:

Proved Undeveloped Reserves (Mmcfe)
Proved undeveloped reserves at December 31, 2016	22,351
Revisions of previous estimates (1)	2,889
Extensions, discoveries and other additions (2)	52,333
Purchase of minerals in place	—
Expired undeveloped reserves	(12,214)
Disposition of reserves in place	—
Conversion to proved developed	—
Proved undeveloped reserves at December 31, 2017	65,359

(1)	Positive revisions due to higher commodity prices.

(2)	Extensions, discoveries and additions are primarily related to our assets in the Southern Delaware Basin in West Texas.

Significant Properties

Summary proved reserve information for our properties as of December 31, 2017, by region, is provided below (excluding reserves attributable to our investment in Exaro) (dollars in thousands):

	Proved Reserves
			Natural Gas Liquids
Regions	Crude Oil (MBbl)	Natural Gas (MMcf)	(MBbl)	Total (Mmcfe)	PV - 10 (1)
Offshore GOM	432	61,430	1,889	75,359	$124,316
Southeast Texas	2,092	11,448	1,146	30,874	37,005
South Texas	1,984	10,196	598	25,687	37,060
West Texas	5,944	8,064	1,965	55,516	55,879
Other	197	581	9	1,818	3,023
Total	10,649	91,719	5,607	189,254	$257,283

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

Reserves Attributable to our Investment in Exaro

Estimates of proved reserves and future net revenue as of December 31, 2017 and 2016 associated with our investment in Exaro, which we account for using the equity method, were prepared by Von Gonten in accordance with the definitions and regulations of the SEC. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers and geoscientists that meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the SPE.

Reserves as of December 31, 2017 and 2016 were reviewed by our corporate reservoir engineering department as described above. The technical individual at Von Gonten responsible for overseeing the preparation of our reserve estimates as of December 31, 2017 and December 31, 2016 has over 17 years of practical experience in the estimation and evaluation of reserves; is a registered professional engineer in the state of Texas; holds a Bachelor of Science Degree in Petroleum Engineering from Texas A&M University; and is a member in good standing of the SPE.

The following table reflects the estimated proved reserves attributable to our Investment in Exaro:

	December 31, 2017	December 31, 2016	December 31, 2015
Crude Oil (MBbl)
Developed	325	360	442
Undeveloped	4	—	—
Total	329	360	442
Natural Gas (MMcf)
Developed	28,443	30,441	36,074
Undeveloped	303	—	—
Total	28,746	30,441	36,074
Total MMcfe
Developed	30,390	32,600	38,724
Undeveloped	329	—	—
Total (3)	30,719	32,600	38,724
Proved developed reserves percentage	99%	100%	100%
Standardized measure (1)	$24,366	$19,778	$31,298
Prices utilized in estimates (2)
Crude oil ($/Bbl)	$48.91	$39.60	$44.28
Natural gas ($/MMBtu)	$3.02	$2.44	$2.71

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

(3)	During the year ended December 31, 2017, the decrease in Exaro’s proved reserves attributable to our Investment in Exaro was approximately 1.9 Bcfe.

Prior Year Reserves

Our estimated net proved natural gas, oil and natural gas liquids reserves as of December 31, 2016, 2015 and 2014 are disclosed in “Item 8. Financial Statements and Supplementary Data – Supplemental Oil and Gas Disclosures (Unaudited)”. Reserves as of December 31, 2016, 2015 and 2014 were based on reserve reports generated by NSAI and Cobb, while the reserves associated with our 37% investment in Exaro were prepared by Von Gonten.

Item 3. Legal Proceedings

From time to time, the Company is involved in legal proceedings relating to claims associated with its properties, operations or business or arising from disputes with vendors in the normal course of business, including the material matters discussed below.

In July 2010, several parties associated with a limited partnership, formed to invest in oil and gas properties, and that was dissolved in 1995, filed suit against a subsidiary of the Company and several co-defendants in the district court for Madison County in Texas. The plaintiffs claim to own or have rights in certain oil and gas properties situated in Madison County, Texas by virtue of the partnership having interests in addition to those it held of record at the time of its dissolution, which were distributed to the partners in connection with such dissolution. A predecessor of the subsidiary of the Company involved in this case acquired a portion of the interests now claimed by the plaintiffs from a successor to the general partner of the aforementioned partnership in 2000.  The case went to trial in December 2017. As the Court did not allow virtually all of the plaintiff’s claims, a nominal settlement agreement was executed to settle all claims.

In November 2010, a subsidiary of the Company, several predecessor operators and several product purchasers were named in a lawsuit filed in the District Court for Lavaca County in Texas by an entity alleging that it owns a working interest in two wells that has not been recognized by the Company or by predecessor operators to which the Company had granted indemnification rights. In dispute is whether ownership rights were transferred through a number of decade-old poorly documented transactions. Based on prior summary judgments, the trial court has entered a final judgment in the case in favor of the plaintiffs for approximately $5.3 million, plus post-judgment interest. The Company appealed the trial court’s decision to the applicable state Court of Appeals. In the fourth quarter of 2017 the Court of Appeals issued its opinion and affirmed the trial court’s summary decision. The Company continues to vigorously defend this lawsuit and has filed a motion for rehearing with the Court of Appeals, and if denied, will petition the Texas Supreme Court.

In September 2012, a subsidiary of the Company was named as defendant in a lawsuit filed in district court for Harris County in Texas involving a title dispute over a 1/16th mineral interest in the producing intervals of certain wells operated by the Company in the Catherine Henderson “A” Unit in Liberty County in Texas. This case was subsequently transferred to the district court for Liberty County, Texas and combined with a suit filed by other parties against the plaintiff claiming ownership of the disputed interest. The plaintiff has alleged that, based on its interpretation of a series of 1972 deeds, it owns an additional 1/16th unleased mineral interest in the producing intervals of these wells on which it has not been paid (this claimed interest is in addition to a 1/16th unleased mineral interest on which it has been paid). The Company has made royalty payments with respect to the disputed interest in reliance, in part, upon leases obtained from successors to the grantors under the aforementioned deeds, who claim to have retained the disputed mineral interests thereunder. The plaintiff previously alleged damages of approximately $10.7 million although the plaintiff’s claim increases as additional hydrocarbons are produced from the subject wells. The trial court has entered judgment in favor of the Company’s subsidiary and the successors to the grantors under the aforementioned deeds. The plaintiff appealed the trial court’s decision to the applicable state Court of Appeals. On December 14, 2017, the Court of Appeals affirmed the judgement in the Company’s favor. The plaintiff has filed a motion for rehearing. The Company continues to vigorously defend this lawsuit and believes that it has meritorious defenses. The Company believes if this matter were to be determined adversely, amounts owed to the plaintiff could be partially offset by recoupment rights the Company may have against other working interest and/or royalty interest owners in the unit.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NYSE American under the symbol “MCF”. The table below shows the high and low sales prices per share of our common stock for the periods indicated.

	High	Low
Year Ended December 31, 2017
Quarter Ended March 31, 2017	$10.15	$5.62
Quarter Ended June 30, 2017	$8.19	$5.83
Quarter Ended September 30, 2017	$6.89	$3.97
Quarter Ended December 31, 2017	$5.43	$2.22
Year Ended December 31, 2016
Quarter Ended March 31, 2016	$12.84	$3.68
Quarter Ended June 30, 2016	$14.14	$10.52
Quarter Ended September 30, 2016	$12.85	$8.25
Quarter Ended December 31, 2016	$11.98	$7.43

From the period from January 1, 2018 to March 5, 2018, our common stock traded at prices between $2.80 and $5.97 per share. During the quarter ended September 30, 2016, we completed an underwritten public offering of 5,360,000 shares for net proceeds of approximately $50.5 million.

General

The following descriptions are summaries of material terms of our common stock, preferred stock, certificate of incorporation and bylaws. This summary is qualified by reference to our certificate of incorporation, bylaws and the designations of our preferred stock, which are filed as exhibits to this report on Form 10-K, and by the provisions of applicable law.

Common Stock

We are authorized to issue up to 50 million shares of common stock. As of March 5, 2018, there were approximately 30.9 million shares of common stock issued and 25.5 million shares of common stock outstanding held by approximately 228 registered shareholders.

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

Preferred Stock

Our board of directors is authorized, without further stockholder action, to issue preferred stock in one or more series and to designate the dividend rate, voting rights and other rights, preferences and restrictions of each such series. We are authorized to issue up to five million shares of preferred stock. No preferred stock was outstanding at December 31, 2017.

Share-Based Compensation

The following table sets forth information about our equity compensation plans at December 31, 2017:

	Number of
	securities to be issued upon	Weighted-average	Number of securities remaining
	exercise of outstanding	exercise price of	available for future issuance
Plan Category	options	outstanding options	under equity compensation plans
Amended and Restated 2009 Incentive Compensation Plan - approved by security holders	—	$—	2,002,492	*
2005 Stock Incentive Plan ("Crimson Plan")	94,833	$57.69	—

* Excludes 382,744 Performance Stock Units granted in 2016 and 2017.

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

Effective January 1, 2014, the Company implemented performance-based long-term bonus plans under the 2009 Plan for the benefit of all employees through a Cash Incentive Bonus Plan (“CIBP”) and a Long-Term Incentive Plan (“LTIP”). The specific performance metrics and targeted performance goals under the CIBP are approved annually, in advance, by the Compensation Committee and/or the Board. Upon achieving the performance levels established each year, bonus awards under the CIBP will be calculated as a percentage of base salary of each employee for the plan year. The CIBP awards for each year are expected to be disbursed in the first quarter of the following year. Employees must be employed by the Company at the time that awards are disbursed to be eligible. Prior to the 2017 performance year, the LTIP metrics and performance measures were also determined, in advance, by the Board, with ultimate grants for a performance year determined at the end of the performance year based on performance compared to the previously established goals. The ultimate LTIP awards for each year were also distributed during the first quarter of the following year with a three year vesting period. Beginning with the 2017 performance year, the Company discontinued the practice of awarding LTIP grants on a look-back basis based on performance compared to operational goals, and implemented the policy of determining an appropriate number of performance stock units (“PSUs”) to be granted to all employees at the beginning of the year, with a specified number of those granted shares vesting ratably, typically over a three period.  The other portion of those grants will vest at the end of a three year performance period, with the ultimate number of shares to be issued based on the Company’s stock performance vs. that of the Company’s peer group during that three year period.

The CIBP awards will be paid in cash while the LTIP awards will consist of restricted common stock, PSUs and/or stock options that vest over three or four years. The number of shares of restricted common stock, the PSUs and the number of shares underlying the stock options granted will be determined based upon the fair market value of the common stock on the date of the grant.

Restricted Stock Awards

During the year ended December 31, 2017, the Company granted 457,701 restricted stock awards under the 2009 Plan to officers, employees and directors of the Company, while 137,021 restricted shares issued under the 2009 Plan were forfeited by former employees and are available to be reissued.  During the year ended December 31, 2016, 580,141 restricted stock awards were granted under the 2009 Plan to officers, employees and directors of the Company, while 17,864 restricted shares were forfeited by former employees and are available to be reissued. During the year ended December 31, 2015, 270,091 restricted stock awards were granted under the 2009 Plan to officers, employees and directors of the Company pursuant to the LTIP, while 12,534 restricted shares were forfeited by former employees and are available to be reissued. As of December 31, 2017, there were 731,073 shares of unvested restricted stock outstanding.

Performance Stock Units

During the year ended December 31, 2017, the Company granted 30,000 PSUs to a new employee, at a weighted average fair value of $8.32 per unit and 160,908 PSUs to executive officers, as part of their overall compensation package, at a value of $13.91 per unit. All prices were determined using the Monte Carlo simulation model. Also during the year, 99,363 PSUs were forfeited by former employees.

During the year ended December 31, 2016, the Company issued 285,800 PSUs to all employees as part of its LTIP, at a fair value of $16.32 per unit, as determined using the Monte Carlo simulation method. Additionally, the Company issued 6,699 PSUs to new employees, at a fair value of $13.06 per unit, also determined using the Monte Carlo simulation method. Former employees forfeited 1,300 PSUs during the year ended December 31, 2016. PSUs represent a contractual right to receive shares of the Company's common stock. The settlement of PSUs may range from 0% to 300% of the targeted number of PSUs stated in the agreement contingent upon the achievement of certain share price appreciation targets as compared to a peer group index. The PSUs vest and settlement is determined after a three year period.

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

During the year ended December 31, 2017, 5,197 restricted stock awards previously issued under the 2005 Plan were forfeited by former employees, while 17,072 stock options previously issued were forfeited. During the year ended December 31, 2016, 1,226 restricted stock awards issued under the 2005 Plan were forfeited by former employees, while 4,556 stock options previously issued were forfeited. During the year ended December 31, 2015, the Company granted 7,030 restricted stock awards under the 2005 Plan to a new employee, while 189 restricted stock awards were forfeited by former employees. Additionally, during the year ended December 31, 2015, 13,473 stock options previously issued were forfeited. As of December 31, 2017, there were no shares of restricted stock outstanding and 94,833 stock options vested and exercisable under the 2005 Plan. The exercise price for such options ranges from $28.96 to $60.33 per share, with an average remaining contractual life of three years.

Share Repurchase Program

In September 2011, the Company’s board of directors approved a $50 million share repurchase program. All shares are to be purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases are subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. No shares were purchased for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the Company has $31.8 million available under its share repurchase program.

In addition, the Company repurchased the following shares, outside of the repurchase program, from employees for the payment of withholding taxes due on vesting shares of restricted stock previously issued under our stock-based compensation plans:

			Total Number of Shares	Approximate Dollar Value
	Total Number of Shares	Average Price Paid	Purchased as Part of	of Shares that may yet
Period	Purchased	Per Share	Publicly Announced Program	be Purchased Under Program
February 2017	174	$8.08	n/a	n/a
March 2017	11,693	$6.18	n/a	n/a
April 2017	10,998	$7.88	n/a	n/a
June 2017	116	$6.65	n/a	n/a
October 2017	22,421	$4.11	n/a	n/a
November 2017	276	$3.09	n/a	n/a
December 2017	2,690	$2.96	n/a	n/a

Stock Performance Graph

The following graph compares the yearly percentage change from December 31, 2012 until December 31, 2017 in the cumulative total stockholder return on our common stock to the cumulative total return on the S&P Smallcap 600 Index and a peer group of independent oil & gas exploration companies selected by us.

As of December 31, 2016, the companies in our selected peer group included Carrizo Oil & Gas, Matador Resources, Bill Barrett, Denbury Resources, SRC Energy, Abraxas Petroleum, Sanchez Energy, EP Energy, Halcon Resources, W&T Offshore and Approach Energy (collectively, the “2016 Peer Group”).  For the year ended December 31, 2017, we elected to use the same PSU peer group used under the Company’s LTIP to determine the number of shares of common stock to be issued to employees at the end of the three year performance period. That peer group consisted of: Abraxas Petroleum Corp, Approach Resources Inc, Bill Barrett Corp, Callon Petroleum Co, Carrizo Oil & Gas Inc, Denbury Resources Inc, Energen Corp, EP Energy Corp, Extraction Oil & Gas Inc, Halcon Resources Corp, Laredo Petroleum Inc, Matador Resources Co, Murphy Oil Corp, Oasis Petroleum Inc, QEP Resources Inc, Sanchez Energy Corp, SM Energy Co, SRC Energy Inc, W&T Offshore Inc, Whiting Petroleum Corp and WPX Energy Inc, (collectively, the “2017 Peer Group”).

Our common stock began trading on the NYSE American (previously NYSE MKT) on January 19, 2001 and before that had traded on the Nasdaq over-the-counter Bulletin Board. The graph assumes that a $100 investment was made in our common stock and each index on December 31, 2012, adjusted for stock splits and dividends. The stock performance for our common stock is not necessarily indicative of future performance.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Contango Oil & Gas Company	100.00	111.57	69.03	15.13	22.05	11.12
S&P Smallcap 600	100.00	141.31	149.45	146.50	185.40	209.94
2016 Peer Group	100.00	112.08	68.87	33.47	46.28	36.35
2017 Peer Group	100.00	129.55	80.05	40.40	62.52	48.93

Item 6. Selected Financial Data

On October 1, 2013, the Company's board of directors approved a change in fiscal year end from June 30 to December 31. Unless otherwise noted, all references to "years" in this report refer to the twelve-month period which ends on December 31 of each year. The following selected financial data for the years ended December 31, 2017, 2016 and 2015 have been derived from the audited consolidated financial statements of Contango contained in this Form 10-K. The following selected financial data for the years ended December 31, 2014 and 2013 have been derived from the audited consolidated financial statements of Contango contained in our Form 10-K for the applicable fiscal year. The selected consolidated financial data (not including proved reserve information) set forth below is for continuing operations and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes to those consolidated financial statements included elsewhere in this Form 10-K.

Selected financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 include results of operations and cash flows of Crimson starting from October 1, 2013, the date of the Merger. Consolidated balance sheet and reserves information as of December 31, 2017, 2016, 2015, 2014 and 2013 include the balance sheet and reserves information of Crimson and its subsidiaries adjusted in accordance with the acquisition method of accounting, which requires that assets acquired and liabilities assumed in the Merger be recorded at their fair value at the date of acquisition with the difference between the purchase price and value of assets and liabilities be recorded as goodwill. No goodwill was recognized as a result of the Merger between Contango and Crimson.

Selected financial information for the five years ended December 31, 2017 is as follows (dollars in thousands, except per share amounts):

	Year Ended December 31
	2017	2016	2015	2014	2013

Natural gas and oil sales (1)	$78,545	$78,183	$116,505	$276,458	$164,121
Income (loss) (2)	$(17,643)	$(58,029)	$(335,048)	$(21,874)	$41,362
Net income (loss) attributable to common stock	$(17,643)	$(58,029)	$(335,048)	$(21,874)	$41,362
Net income (loss) per share:
Basic	$(0.71)	$(2.71)	$(17.67)	$(1.15)	$2.56
Diluted	$(0.71)	$(2.71)	$(17.67)	$(1.15)	$2.56
Weighted average shares outstanding:
Basic	24,686	21,424	18,965	19,059	16,156
Diluted	24,686	21,424	18,965	19,059	16,158

	Year Ended December 31
	2017	2016	2015	2014	2013

Working capital (deficit) (3)	$(34,764)	$(43,835)	$(18,689)	$(65,975)	$(33,162)
Capital expenditures	$58,376	$38,966	$55,565	$188,529	$62,552
Long term debt	$85,380	$54,354	$115,446	$63,359	$90,000
Shareholders’ equity	$224,600	$236,405	$237,843	$567,466	$593,050
Total assets	$381,453	$376,514	$416,756	$843,415	$910,304
Proved Reserve Data:
Total proved reserves (Mmcfe) (4)	189,254	151,750	187,238	275,193	313,866
Pre-tax net present value (discounted 10%)	$257,283	$166,228	$249,406	$796,871	987,213
Standardized measure (4)	$255,907	$166,228	$249,406	$648,016	771,443

(1)

The increase in natural gas and oil sales for the year ended December 31, 2017 is primarily attributable to higher commodity prices during the year. The decrease in natural gas and oil sales for the year ended December 31, 2016 is attributable to lower commodity prices during the year and lower production resulting from the significant reduction in our capital program. The decrease in natural gas and oil sales for the year ended December 31, 2015 is attributable to the decline in commodity prices during the fourth quarter of 2014 and during 2015, combined with lower production as a result of a reduction in our 2015 drilling program. The increase in natural gas and oil sales for the year ended December 31, 2014 is attributable to the Merger with Crimson and new production from our 2013 and 2014 drilling program.

(2)

During the year ended December 31, 2017, we recognized approximately $0.3 million for impairment of proved properties, related to revised estimated reserves for our TMS properties. Additionally, we recognized $1.5 million related the partial impairment of two unused offshore platforms in onshore storage.

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

During the year ended December 31, 2014, we reached a total depth on our Ship Shoal 255 well, and no hydrocarbons were found. As a result, we recognized $31.5 million in exploration expense for the cost of drilling the well and $15.6 million in impairment expense, including $3.5 million related to leasehold costs and $12.1 million related to the platform located in Ship Shoal 263 block which was expected to be used by the Ship Shoal 255 had it been successful. Additionally, during the year ended December 31, 2014, we revised estimated proved reserves for South Timbalier 17 and our TMS properties, resulting in non-cash impairment expenses of approximately $11.4 million. During the year ended December 31, 2014, we also recognized impairment expense of approximately $20.1 million related to full or partial impairment of certain unproved properties due to expiring leases and leases not likely to be drilled.

(3)

The increase in the deficit in working capital for the years ended December 31, 2017 and 2016 was primarily related to our activity in West Texas, beginning in the fourth quarter of 2016. The decrease in the deficit in working capital during 2015 was a result of the decrease in drilling activity and the satisfaction of trade obligations existing at the beginning of the year, which were attributable to a more active 2014 drilling program. The increase in the working capital deficit for the year ended December 31, 2014 was primarily attributable to the higher trade obligations associated with the drilling program in late 2014 and a decrease in trade receivables associated with the decline in commodity prices during the fourth quarter of 2014. On October 1, 2013, in connection with the Merger, we entered into a revolving credit facility with Royal Bank of Canada and other lenders.

(4)

During the year ended December 31, 2017, our proved reserves increased by approximately 37.5 Bcfe and our standardized measure increased by approximately $89.7 million. This increase is primarily due to 63.1 Bcfe of additions and extensions related to our assets in West Texas and a  9.9 Bcfe positive revision of reserve estimates due to higher commodity prices, partially offset by 20.1 Bcfe in 2017 production and a 12.2 Bcfe decrease due a reduction in proved undeveloped reserves required by SEC guidelines for those reserves that are not likely to be drilled within a five year period after those reserves are initially recorded.

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

During the year ended December 31, 2015, our proved reserves decreased by approximately 88.0 Bcfe and our standardized measure decreased by approximately $398.6 million. This decrease is primarily attributable to 2015 production and to the impact of the dramatic decline in commodity prices on the value and volume of our proved reserves and in part to the impact of the significant reduction in our capital spending in response to the low and uncertain commodity price environment.

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

Overview

We are a Houston, Texas based independent oil and natural gas company. Our business is to maximize production and cash flow from our offshore properties in the shallow waters of the Gulf of Mexico (“GOM”) and onshore Texas and Wyoming properties and to use that cash flow to explore, develop, exploit, produce and acquire crude oil and natural gas properties in the onshore Texas and Rocky Mountain regions of the United States.

On October 1, 2013, we completed a merger with Crimson Exploration Inc. (“Crimson”) (the “Merger”). We have historically focused our operations in the GOM, but the Merger gave us access to high rate of return onshore prospects in known, prolific producing areas as well as long-life resource plays. In 2015, prior to the decline in crude oil and natural gas prices, our drilling activity focused primarily on the Woodbine oil and liquids-rich play in Madison and Grimes counties, Texas (our Southeast Texas Region), in the Cretaceous Sands in Fayette and Gonzales counties, Texas (our South Texas Region) and Wyoming where we were targeting the Mowry Shale and the Muddy Sandstone formations. Beginning in the second half of 2015, we reduced our drilling program in response to the challenging commodity price environment. As a result, until the latter half of 2016, our only drilling activity was in Weston County, Wyoming, where we completed our third well targeting the Muddy Sandstone formation. During the third quarter of 2016, we acquired a 12,100 operated gross acre position (5,000 net) in the Southern Delaware Basin in Pecos County, Texas, (the “Acquisition”) and as of December 31, 2017, had increased our acreage in the Southern Delaware Basin to 16,500 gross acres (6,800 net). Since the Acquisition, we have begun production from seven wells in the Southern Delaware Basin and are waiting on completion of an eighth well. We currently expect that the Southern Delaware Basin position will continue to be the primary focus of our drilling program for 2018.

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

Our production for the year ended December 31, 2017 was approximately 20.1 Bcfe (or 55.1 Mmcfe/d) and was 68% offshore and 32% onshore. Our production for the three months ended December 31, 2017 was approximately 4.8 Bcfe (or 51.8 Mmcfe/d) and was 66% offshore and 34% onshore. As of December 31, 2017, our proved reserves were approximately 40% offshore and 60% onshore and were 65% proved developed, which were approximately 61% offshore and 39% onshore.

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

Results of Operations

The table below sets forth our average net daily production data in Mmcfe/d from our fields for each of the periods indicated:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016	2017	2017	2017	2017
Offshore GOM
Dutch and Mary Rose (1)	45.9	43.3	39.3	39.5	35.4	36.3	32.2	30.8
Vermilion 170 (2)	6.5	6.2	4.0	4.9	4.6	3.1	4.2	3.5
South Timbalier 17 (3)	0.6	0.6	0.6	0.6	0.5	0.2	0.1	—
Southeast Texas (4)	16.4	13.9	12.1	10.1	8.6	8.2	7.8	7.5
South Texas (5)	7.4	7.4	7.5	7.5	6.4	5.6	4.6	5.8
West Texas	—	—	—	—	0.6	3.3	3.2	3.2
Other (6)	2.6	3.2	2.2	1.7	1.5	1.3	1.1	1.0
	79.4	74.6	65.7	64.3	57.6	58.0	53.2	51.8

(1)	Includes a 26 day shut in for compressor repair during the three months ended March 31, 2017
(2)	Includes a decreased production rate of 0.8 Mmcfe/d due to temporary pipeline limitations during the three months ended June 30, 2017.
(3)	South Timbalier 17 ceased production in August 2017.
(4)	Includes Woodbine production from Madison and Grimes counties and conventional production in others.
(5)	Includes Eagle Ford and Buda production from Karnes, Zavala and Dimmit counties, and conventional production in others.
(6)	Includes onshore wells primarily in Colorado, East Texas, and Wyoming during 2016 and onshore wells primarily in East Texas and Wyoming during 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016; and Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids ("NGLs") from continuing operations for the years ended December 31, 2017, 2016 and 2015. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six Mcf of natural gas. Reported operating expenses include production taxes, such as ad valorem and severance.

	Year Ended December 31,			Year Ended December 31,
	2017	2016	%	2016	2015	%
Revenues (thousands):
Oil and condensate sales	$25,347	$23,006	10%	$23,006	$43,230	(47)%
Natural gas sales	41,317	43,847	(6)%	43,847	59,058	(26)%
NGL sales	11,881	11,330	5%	11,330	14,217	(20)%
Total revenues	$78,545	$78,183	—%	$78,183	$116,505	(33)%

Production:
Oil and condensate (thousand barrels)
Dutch and Mary Rose	89	120	(26)%	120	164	(27)%
Vermilion 170	10	16	(38)%	16	22	(27)%
Southeast Texas	151	239	(37)%	239	493	(52)%
South Texas	95	128	(26)%	128	178	(28)%
West Texas	133	—	100%	—	—	—%
Other	40	94	(57)%	94	67	40%
Total oil and condensate	518	597	(13)%	597	924	(35)%
Natural gas (million cubic feet)
Dutch and Mary Rose	9,891	12,375	(20)%	12,375	14,736	(16)%
Vermilion 170	1,222	1,616	(24)%	1,616	2,050	(21)%
Southeast Texas	1,328	2,059	(36)%	2,059	3,136	(34)%
South Texas	1,112	1,528	(27)%	1,528	1,788	(15)%
West Texas	82	—	100%	—	—	—%
Other	275	525	(48)%	525	904	(42)%
Total natural gas	13,910	18,103	(23)%	18,103	22,614	(20)%
Natural gas liquids (thousand barrels)
Dutch and Mary Rose	310	378	(18)%	378	454	(17)%
Vermilion 170	20	42	(52)%	42	60	(30)%
Southeast Texas	115	217	(47)%	217	359	(40)%
South Texas	60	72	(17)%	72	87	(17)%
West Texas	12	—	100%	—	—	—%
Other	—	7	(100)%	7	8	(13)%
Total natural gas liquids	517	716	(28)%	716	968	(26)%
Total (million cubic feet equivalent)
Dutch and Mary Rose	12,283	15,364	(20)%	15,364	18,443	(17)%
Vermilion 170	1,402	1,965	(29)%	1,965	2,545	(23)%
Southeast Texas	2,924	4,792	(39)%	4,792	8,249	(42)%
South Texas	2,038	2,729	(25)%	2,729	3,379	(19)%
West Texas	947	—	100%	—	—	—%
Other	529	1,132	(53)%	1,132	1,345	(16)%
Total production	20,123	25,982	(23)%	25,982	33,961	(23)%

	Year Ended December 31,			Year Ended December 31,
	2017	2016	%	2016	2015	%
Daily Production:
Oil and condensate (thousand barrels per day)
Dutch and Mary Rose	0.2	0.3	(26)%	0.3	0.4	(27)%
Vermilion 170	—	—	(38)%	—	0.1	(27)%
Southeast Texas	0.4	0.7	(37)%	0.7	1.4	(52)%
South Texas	0.3	0.4	(26)%	0.4	0.5	(28)%
West Texas	0.4	—	100%	—	—	—%
Other	0.1	0.2	(57)%	0.2	0.1	40%
Total oil and condensate	1.4	1.6	(13)%	1.6	2.5	(35)%
Natural gas (million cubic feet per day)
Dutch and Mary Rose	27.1	33.8	(20)%	33.8	40.4	(16)%
Vermilion 170	3.3	4.4	(24)%	4.4	5.6	(21)%
Southeast Texas	3.6	5.6	(36)%	5.6	8.6	(34)%
South Texas	3.0	4.2	(27)%	4.2	4.9	(15)%
West Texas	0.2	—	100%	—	—	—%
Other	0.9	1.5	(48)%	1.5	2.4	(42)%
Total natural gas	38.1	49.5	(23)%	49.5	61.9	(20)%
Natural gas liquids (thousand barrels per day)
Dutch and Mary Rose	0.9	1.0	(18)%	1.0	1.2	(17)%
Vermilion 170	—	0.1	(52)%	0.1	0.2	(30)%
Southeast Texas	0.3	0.6	(47)%	0.6	1.0	(40)%
South Texas	0.2	0.2	(17)%	0.2	0.2	(17)%
West Texas	—	—	100%	—	—	—%
Other	—	0.1	(100)%	0.1	—	(13)%
Total natural gas liquids	1.4	2.0	(28)%	2.0	2.6	(26)%
Total (million cubic feet equivalent per day)
Dutch and Mary Rose	33.7	42.0	(20)%	42.0	50.5	(17)%
Vermilion 170	3.8	5.4	(29)%	5.4	7.0	(23)%
Southeast Texas	8.0	13.1	(39)%	13.1	22.6	(42)%
South Texas	5.6	7.5	(25)%	7.5	9.3	(19)%
West Texas	2.6	—	100%	—	—	—%
Other	1.4	3.0	(53)%	3.0	3.6	(16)%
Total production	55.1	71.0	(23)%	71.0	93.0	(23)%

Average Sales Price:
Oil and condensate (per barrel)	$48.90	$38.52	27%	$38.52	$46.80	(18)%
Natural gas (per thousand cubic feet)	$2.97	$2.42	23%	$2.42	$2.61	(7)%
Natural gas liquids (per barrel)	$22.97	$15.79	45%	$15.79	$14.68	8%
Total (per thousand cubic feet equivalent)	$3.90	$3.01	30%	$3.01	$3.43	(12)%

Expenses (thousands):
Operating expenses	$27,183	$29,111	(7)%	$29,111	$37,840	(23)%
Exploration expenses	$1,106	$1,816	(39)%	$1,816	$11,979	(85)%
Depreciation, depletion and amortization	$47,215	$63,323	(25)%	$63,323	$133,380	(53)%
Impairment and abandonment of oil and gas properties	$2,395	$10,572	(77)%	$10,572	$285,877	(96)%
General and administrative expenses	$24,161	$26,802	(10)%	$26,802	$26,402	2%
Gain (Loss) from investment in affiliates (net of taxes)	$2,697	$1,545	75%	$1,545	$(30,582)	(105)%
Other (Income) Expense	$2,780	$(5,791)	(148)%	$(5,791)	$(719)	705%

Selected data per Mcfe:
Operating expenses	$1.35	$1.12	21%	$1.12	$1.11	1%
General and administrative expenses	$1.20	$1.03	17%	$1.03	$0.78	32%
Depreciation, depletion and amortization	$2.35	$2.44	(4)%	$2.44	$3.93	(37)%

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

We reported revenues of approximately $78.5 million for the year ended December 31, 2017, compared to revenues of approximately $78.2 million for the year ended December 31, 2016. This slight increase in revenues was primarily attributable to higher oil and natural gas prices in 2017, which offset the decline in production caused by only adding five new producing wells in the Southern Delaware Basin since late 2016 and minor non-core property sales.

Total production for the year ended December 31, 2017 was approximately 20.1 Bcfe, or 55.1 Mmcfe/d, compared to approximately 26.0 Bcfe, or 71.0 Mmcfe/d, in the prior year. The decrease was attributable to a 6.7 Mmcfe/d decline in production resulting from normal field decline and a limited 2016 drilling program, a 1.2 Mmcfe/d decline due to non-core property sales, a 0.4 Mmcfe/d decline from downtime associated with the impact of Hurricane Harvey, and a 0.2 Mmcfe/d decline due to temporary pipeline limitations at the Vermillion 170 field. The decrease in production was partially offset by 2.6 Mmcfe/d of new production from drilling on our Southern Delaware Basin acreage. Net natural gas production for the year ended December 31, 2017 was approximately 38.1 Mmcf/d, compared with approximately 49.5 Mmcf/d for the year ended December 31, 2016. Net oil production declined from approximately 1,600 barrels per day to 1,400 barrels per day, while NGL production decreased from approximately 2,000 barrels per day to 1,400 barrels per day.

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

Average Sales Prices

The average equivalent sales price realized for the years ended December 31, 2017, 2016 and 2015 was $3.90 per Mcfe, $3.01 per Mcfe and $3.43 per Mcfe, respectively. The price of natural gas for the years ended December 31, 2017, 2016 and 2015 was $2.97 per Mcf, $2.42 per Mcf and $2.61 per Mcf, respectively. The price for oil for the years ended December 31, 2017, 2016 and 2015 was $48.90 per barrel, $38.52 per barrel and $46.80 per barrel, respectively. The price for NGLs for the years ended December 31, 2017, 2016 and 2015 was $22.97 per barrel, $15.79 per barrel and $14.68 per barrel, respectively.

Operating Expenses (including production taxes)

Operating expenses for the year ended December 31, 2017 were approximately $27.2 million, or $1.35 per Mcfe, compared to approximately $29.1 million, or $1.12 per Mcfe, for the year ended December 31, 2016. Operating expenses for the year ended December 31, 2015 were approximately $37.8 million, or $1.11 per Mcfe. The table below provides additional detail of operating expenses for the years ended December 31, 2017, 2016 and 2015.

	Twelve Months Ended December 31,
	2017		2016		2015
	(in thousands)	(per Mcfe)	(in thousands)	(per Mcfe)	(in thousands)	(per Mcfe)
Lease operating expenses	$17,458	$0.87	$18,608	$0.72	$25,124	$0.74
Production & ad valorem taxes	2,568	0.13	3,248	0.13	4,747	0.14
Transportation & processing costs	4,866	0.24	5,491	0.20	4,714	0.13
Workover costs	2,291	0.11	1,764	0.07	3,255	0.10
Total operating expenses	$27,183	$1.35	$29,111	$1.12	$37,840	$1.11

Production and ad valorem taxes decreased by 21% for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily as a result of property sales and lower legacy production, partially offset by production taxes on new West Texas production. Production and ad valorem taxes decreased by 32% for the year ended December 31, 2016, compared to the prior year, primarily due to the decrease in revenues for the same period.

Lease operating expenses decreased by 26% for the year ended December 31, 2016, compared to the year ended December 31, 2015, as a direct result of our efforts to reduce costs during the second half of 2015 and in 2016 in response to the challenging commodity price environment.

Exploration Expenses

We reported approximately $1.1 million and $1.8 million of exploration expenses for the years ended December 31, 2017 and 2016, respectively, which were primarily related to geological and geophysical software, seismic data licensing fees and mapping services. We reported approximately $12.0 million of exploration expenses for the year ended December 31, 2015, which included $6.7 million in dry-hole costs related to our State #1H well in Natrona County, Wyoming, and $2.8 million related to the early termination of a drilling rig contract.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the year ended December 31, 2017 was approximately $47.2 million, or $2.35 per Mcfe, compared to approximately $63.3 million, or $2.44 per Mcfe, for the year ended December 31, 2016, a decrease primarily attributable to lower production during 2017.

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

Impairment and Abandonment of Oil and Gas Properties

Impairment and abandonment expenses for the year ended December 31, 2017 included proved property impairment of $0.3 million related to revised estimated reserves for our Tuscaloosa Marine Shale properties. Impairment expenses for the year ended December 31, 2017 also included a $1.5 million partial impairment of two unused offshore platforms in onshore storage.

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

General and Administrative Expenses

Total general and administrative expenses for the year ended December 31, 2017 were approximately $24.2 million, compared to $26.8 million for the year ended December 31, 2016. The decrease in general and administrative costs can primarily be attributed to lower bonus accruals for the 2017 performance period and lower professional fees, insurance expense and office costs during the year ended December 31, 2017. Included in our current year expense was approximately $6.1 million in non-cash stock based compensation. Included in the prior year expense was approximately $6.5 million in non-cash stock based compensation. Exclusive of the stock compensation, cash general and administrative expenses for the current year were $18.1 million, compared to cash expenses of $20.3 million for the prior year.

General and administrative expenses for the year ended December 31, 2016 were approximately $26.8 million, compared to $26.4 million for the year ended December 31, 2015. Included in the 2016 expense was approximately $6.5 million in non-cash stock based compensation. Included in the 2015 expense was approximately $0.6 million in cash severance costs resulting from an August 2015 reduction in force and $6.5 million in non-cash stock based compensation. Exclusive of the stock compensation and severance related costs, cash general and administrative expenses for the year ended December 30, 2016 were $20.3 million, compared to cash expenses of $19.3 million for the year ended December 31, 2015.

Gain (loss) from Affiliates

For the year ended December 31, 2017, the Company recorded a gain from affiliates of approximately $2.7 million, net of no tax expense, related to our equity investment in Exaro, compared with a gain from affiliates of approximately $1.5 million, net of no tax expense, for the year ended December 31, 2016.

For the year ended December 31, 2016, the Company recorded a gain from affiliates of approximately $1.5 million, net of no tax expense, related to our equity investment in Exaro, compared with a loss from affiliates of approximately $30.6 million, net of tax benefit of $16.5 million, for the year ended December 31, 2015.

Other Income (Expense)

Other income for the year ended December 31, 2017 was approximately $2.8 million, which consists of a $2.3 million gain on sale of assets, a $3.3 million net gain on derivatives, and a $1.3 million gain related to the sale of our investment in a small private service company. Other income was partially offset by interest expense of $4.1 million.

Other expense for the year ended December 31, 2016 was approximately $5.8 million, which is primarily related to interest expense of $3.8 million and loss on derivatives of $1.6 million.

Other expense for the year ended December 31, 2015 was approximately $0.7 million, which is primarily related to $5.6 million of costs incurred in pursuit of an unsuccessful acquisition in the fourth quarter and interest expense of $3.2 million, partially offset by $6.1 million in proceeds related to favorable outcomes in two lawsuits and gain on derivatives of $2.3 million.

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

	Year ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$34,686	$32,011	$24,955
Net cash used in investing activities	$(65,450)	$(19,798)	$(76,806)
Net cash provided by (used in) financing activities	$30,764	$(12,213)	$51,851
Cash and cash equivalents at the end of the period	$—	$—	$—

Cash flow from operating activities, including changes in working capital, provided approximately $34.7 million in cash for the year ended December 31, 2017 compared to $32.0 million for the year ended December 31, 2016. The changes in working capital were approximately $5.1 million during 2017, compared to $7.8 million during 2016. Cash flow from operating activities, excluding changes in working capital, provided approximately $29.6 million in cash for the year ended December 31, 2017 compared to $24.2 million for the year ended December 31, 2016. This increase in cash provided by operating activities was primarily attributable to higher revenues associated with higher prices, partially offset by lower production.

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

For the year ended December 31, 2017, we incurred $58.4 million in capital costs, primarily related to drilling and/or completing wells in the Southern Delaware Basin and acquiring or extending unproved leases. Of this amount, approximately $66.6 million was paid during the year, partially offset by $1.1 million primarily related to the sale of our assets in the North Bob West area and our operated assets in the Escobas area, both located in Southeast Texas, resulting in net cash used in investing activities of approximately $65.5 million for the year ended December 31, 2017.

For the year ended December 31, 2016, we incurred $39.0 million in capital costs, including $20.0 million for the acquisition of our Southern Delaware Basin acreage. Of this amount, approximately $24.9 million was paid during the year, partially offset by $5.1 million received for the sale of our Colorado properties, resulting in net cash used in investing activities of approximately $19.8 million for the year ended December 31, 2016.

For the year ended December 31, 2015, we incurred $55.6 million in capital costs. Of this amount, approximately $77.8 million was paid during the year, partially offset by approximately $1.0 million in distributions from REX as a result the dissolution of that entity, resulting in net cash used in in investing activities of approximately $76.8 million for the year ended December 31, 2015.

Cash provided by financing activities was approximately $30.8 million for the year ended December 31, 2017 compared to $12.2 million used in financing activities in 2016. The 2017 activity was primarily related to net borrowings under our RBC Credit Facility (defined below). The 2016 activity included net repayments of outstandings under our RBC Credit Facility.

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

Credit Facility

In October 2013, the Company entered into a four-year $500 million revolving credit facility with Royal Bank of Canada and other lenders (the “RBC Credit Facility”). In October 2016, the RBC Credit Facility was amended to, among other things, extend the maturity to October 1, 2019. The borrowing base under the facility is redetermined each November and May. Effective November 6, 2017, the borrowing base under the RBC Credit Facility was redetermined at $115 million.

The RBC Credit Facility contains restrictive covenants which, among other things, restrict the declaration or payment of dividends by Contango and require a Current Ratio of greater than or equal to 1.0 and a Leverage Ratio of less than or equal to 3.50, both as defined in the RBC Credit Facility Agreement. Our compliance with these covenants is tested each quarter. At December 31, 2017, we were in compliance with all but the Current Ratio covenant under the RBC Credit Facility, although we obtained a waiver for such non-compliance. The RBC Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events. See Note 12 to our Financial Statements -“Long-Term Debt” for a more detailed description of terms and provisions of our credit agreement.

Future Capital Requirements

Our future crude oil, natural gas and natural gas liquids reserves and production, and therefore our cash flow and results of operations, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We intend to grow our reserves and production by further exploiting our existing property base through drilling opportunities in our resource plays and in our conventional onshore inventory in West Texas and the Texas Gulf Coast, with activity in any particular area and period of time to be a function of market and field economics. We anticipate that acquisitions, including those of undeveloped leasehold interests, will continue to play a role in our business strategy as those opportunities arise from time to time; however, there can be no assurance that we will be successful in consummating any acquisitions, or that any such acquisition entered into will be successful. These potential acquisitions are not part of our current capital budget and would require additional capital. Natural gas and oil prices continue to be volatile and our financial resources may be insufficient to fund any of these opportunities. While there are currently no unannounced agreements for the acquisition of any material businesses or assets, such transactions can be effected quickly and could occur at any time.

We believe that our internally generated cash flow and proceeds from the sale of non-core assets, combined with availability under our RBC Credit Facility will be sufficient to meet the liquidity requirements necessary to fund our daily operations and planned capital development and to meet our debt service requirements for the next twelve months. Our ability to execute on our growth strategy will be determined, in large part, by our cash flow and the availability of debt and equity capital at that time. Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.

Our 2018 capital budget will be focused primarily on the Southern Delaware Basin, while at the same time: (i) preserving our financial position, including limiting capital expenditures to internally generated cash flow and proceeds from the sale of non-core assets; (ii) focusing drilling expenditures on strategic projects that provide good investment returns in the current price environment; and (iii) identifying opportunities for cost efficiencies in all areas of our operations. Our current capital budget for 2018 should allow us to meet our contractual requirements, remain in position to preserve our term acreage where appropriate and maintain a healthy financial profile during this challenging period for our industry. We will continuously monitor the commodity price environment, and if warranted, make adjustments to our investment strategy as the year progresses.

Inflation and Changes in Prices

While the general level of inflation affects certain costs associated with the energy industry, factors unique to the industry result in independent price fluctuations. Such price changes have had, and will continue to have, a material effect on our operations; however, we cannot predict these fluctuations.

Income Taxes

During the year ended December 31, 2017, we paid approximately $0.6 million in state income taxes and no federal income taxes. During the year ended December 31, 2016, we received a refund of approximately $2.1 million in federal and state income taxes. During the year ended December 31, 2015 we received a refund of approximately $0.2 million in federal and state income taxes.

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2017:

	Payment due by period (thousands)
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Long term debt and interest (1)	$93,118	$4,427	$88,691	$—	$—
Delay rentals	490	83	163	163	81
Asset retirement obligations	22,405	2,017	1,502	1,562	17,324
Employment agreements	2,476	1,559	917	—	—
Operating leases (2)	3,705	3,070	635	—	—
Hardware/software	561	390	163	8	—
Uncertain income tax positions	227	—	227	—	—
Total	$122,982	$11,546	$92,298	$1,733	$17,405

(1)	Estimated interest is based on the outstanding debt at December 31, 2017 using the interest rate in effect at that time.
(2)	Operating leases include contracts related to office space, compressors, vehicles, office equipment and other.

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

Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material. Holding all other factors constant, a reduction in the Company’s proved reserve estimate at December 31, 2017 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $0.6 million, $1.2 million and $1.9 million, respectively.

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

The Company compares expected undiscounted future net cash flows from each field to the unamortized capitalized cost of the asset. If the future undiscounted net cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity pricing, future production estimates, and anticipated capital expenditures. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. Drilling activities in an area by other companies may also effectively impair leasehold positions. Given the complexities associated with natural gas and oil reserve estimates and the history of price volatility in the natural gas and oil markets, events may arise that will require the Company to record an impairment of its natural gas and oil properties and there can be no assurance that such impairments will not be required in the future nor that they will not be material. Assuming strip pricing as of March 1, 2018 through 2022 and keeping pricing flat thereafter, instead of 2017 SEC pricing, while leaving all other parameters unchanged, the Company’s proved reserves would have been 188.6 Bcfe and the PV-10 value of proved reserves would have been $258.3 million.

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2017, we had federal net operating loss (“NOL”) carryforwards of $284.4 million which occurred due to the Merger, and subsequent taxable losses in 2014, 2015, 2016 and 2017 due to lower commodity prices and impairment of oil and gas property. Generally, these NOLs are available to reduce future taxable income and the related income tax liability subject to the limitations set forth in Internal Revenue Code Section 382. Given the uncertainty of our ability to generate taxable income, a valuation allowance of $49.0 million has been recorded for the year ended December 31, 2017 against the deferred tax assets, reduced by the amount of the deferred tax liability.

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year. This new standard is now effective for annual reporting periods beginning after December 15, 2017, and the Company has completed the assessment of this standard. The impact on the Company’s financial statements is not material, and there is no material impact expected to opening retained earnings. The standard was adopted January 1, 2018 using the modified retrospective method. Certain items netted in revenue or recorded as expense prior to adoption have changed based on the requirements of the new ASU using the control model and the definitions of parties to the contract as principal or agent. The company implemented processes to ensure new contracts are reviewed for the appropriate accounting treatment and additional disclosures will be required in our Form 10-Q for the three months ended March 31, 2018.

Off Balance Sheet Arrangements

We may enter into off-balance sheet arrangements that can give rise to off-balance sheet obligations. As of December 31, 2017, the primary off-balance sheet arrangements that we have entered into included short-term drilling rig contracts and operating lease agreements, all of which are customary in the oil and gas industry. Other than the off-balance sheet arrangements shown under operating leases and drilling rig in the commitments and contingencies table, we have no other arrangements that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Commodity Risk

We are exposed to various risks including energy commodity price risk for our oil, natural gas and natural gas liquids production. When oil, natural gas and natural gas liquids prices decline significantly our ability to finance our capital budget and operations may be adversely impacted. Our major commodity price risk exposure is to the prices received for oil, natural gas and natural gas liquids produced and sold. Realized commodity prices received for our production are tied to the spot prices applicable to natural gas and crude oil at the applicable delivery points. Prices received for oil, natural gas and natural gas liquids are volatile and unpredictable. For the year ended December 31, 2017, a 10% fluctuation in the prices received for oil, natural gas and natural gas liquids production would have had an approximate $7.9 million impact on our revenues.

Derivative Instruments and Hedging Activity

We expect commodity prices to remain volatile and unpredictable, therefore we have designed a risk management strategy which provides for the use of derivative instruments to provide partial protection against declines in oil and natural gas prices by reducing the risk of price volatility and the affect it could have on our operations. The types of derivative instruments that we typically utilize include swaps and costless collars. The total volumes which we hedge through the use of our derivative instruments varies from period to period. As of December 31, 2017, we had the following financial derivative contracts in place:

Commodity	Period	Derivative	Volume/Month	Price/Unit
Natural Gas	Jan 2018 - July 2018	Swap	370,000 MMBtus	$3.07 (1)
Natural Gas	Aug 2018 - Oct 2018	Swap	70,000 MMBtus	$3.07 (1)
Natural Gas	Nov 2018 - Dec 2018	Swap	320,000 MMBtus	$3.07 (1)

Oil	Jan 2018 - June 2018	Swap	20,000 Bbls	$56.40 (2)
Oil	July 2018 - Oct 2018	Collar	20,000 Bbls	$52.00 - 56.85 (2)
Oil	Nov 2018 - Dec 2018	Collar	15,000 Bbls	$52.00 - 56.85 (2)

Oil	Jan 2018 - Dec 2018	Collar	2,000 Bbls	$52.00 - 58.76 (3)

Oil	Jan 2019 - Dec 2019	Collar	7,000 Bbls	$50.00 - 58.00 (2)

In January 2018, we entered into the following additional derivative contracts with members of our bank group:

Commodity	Period	Derivative	Volume/Month	Price/Unit
Oil	Jan 2018 - July 2018	Collar	6,000 Bbls	$58.00 - 68.00 (2)
Oil	Nov 2018 - Dec 2018	Collar	5,000 Bbls	$58.00 - 68.00 (2)

Oil	Jan 2019 - Dec 2019	Collar	4,000 Bbls	$52.00 - 59.45 (3)

(1)	Based on Henry Hub NYMEX natural gas prices.
(2)	Based on Arugs Louisiana Light Sweet crude oil prices.
(3)	Based on West Texas Intermediate crude oil prices.

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

As of December 31, 2017, our total long-term debt was $85.4 million, which bears interest at a floating or market interest rate that is tied to the prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. During the year ended December 31, 2017 our effective rate fluctuated between 4.0 percent and 7.8 percent, depending on the term of the specific debt drawdowns. At December 31, 2017, we did not have any outstanding interest rate swap agreements. As of December 31, 2017, the weighted average interest rate on our variable rate debt was 5.2% per year. Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our RBC Credit Facility would result in an increase of our interest expense by $0.9 million for a twelve month period.

Other Financial Instruments

As of December 31, 2017, we had no cash or cash equivalents. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments to hedge any changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we may invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of December 31, 2017, an immediate 10% change in interest rates is not expected to have a material effect on our near-term financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplemental information required to be filed under Item 8 of Form 10-K are presented on pages F-1 through F-36 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s senior management of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)

under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2017, the end of the period covered by this report. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting during the fiscal quarter ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in 2013 Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2017.

Grant Thornton LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Contango Oil & Gas Company

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Contango Oil & Gas Company (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 9, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/ s / GRANT THORNTON LLP

Houston, Texas

March 9, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding directors, executive officers, promoters and control persons required under Item 10 of Form 10-K will be contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Proposal 1: Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and our Board” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A of the Exchange Act, not later than 120 days after December 31, 2017.

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

MMBtu.  million British Thermal Units. One MMBtu equates to approximately one Mcf.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules:

The financial statements are set forth in pages F-1 to F-29 of this Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibits:

The following is a list of exhibits filed as part of this Form 10-K. Where so indicated by a footnote, exhibits, which were previously filed, are incorporated herein by reference.

Exhibit Number		Description
2.1

Agreement and Plan of Merger, among Contango Oil & Gas Company, Contango Acquisition, Inc. and Crimson Exploration Inc., dated as of April 29, 2013 (filed as Exhibit 2.1 to the Company’s report on Form 8-K, dated as of April 29, 2013, as filed with the Securities and Exchange Commission on May 1, 2013, and incorporated by reference herein).

3.1

Certificate of Incorporation of Contango Oil & Gas Company (filed as Exhibit 3.1 to the Company’s report on Form 8-K, dated December 1, 2000, as filed with the Securities and Exchange Commission on December 15, 2000, and incorporated by reference herein).

3.2

Third Amended and Restated Bylaws of Contango Oil & Gas Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 3, 2015, and incorporated by reference herein).

3.3

Amendment to the Certificate of Incorporation of Contango Oil & Gas Company (filed as Exhibit 3.4 to the Company’s report on Form 10-QSB for the quarter ended December 31, 2002, dated November 14, 2002, as filed with the Securities and Exchange Commission, and incorporated by reference herein ).

4.1

Facsimile of common stock certificate of Contango Oil & Gas Company (filed as Exhibit 3.1 to the Company’s Form 10-SB Registration Statement, as filed with the Securities and Exchange Commission on October 16, 1998, and incorporated by reference herein).

4.2

Registration Rights Agreement, dated as of April 29, 2013, among Contango Oil & Gas Company, OCM Crimson Holdings, LLC and OCM GW Holdings, LLC (filed as Exhibit 10.9 to the Company’s report on Form 8-K, dated as of April 29, 2013, as filed with the Securities and Exchange Commission on May 1, 2013, and incorporated by reference herein).

10.1	*

Amended and Restated 2005 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated as of October 1, 2013, as filed with the Securities and Exchange Commission on October 2, 2013, and incorporated by reference herein).

10.2	*

Contango Oil & Gas Company Amended and Restated 2009 Incentive Compensation Plan (filed as an exhibit to the Company’s Schedule 14A on Definitive Proxy Statement for 2014, as filed with the Securities and Exchange Commission on April 11, 2014, and incorporated by reference herein).

10.3

First Amended and Restated Limited Liability Company Agreement dated as of March 31, 2012 (filed as Exhibit 10.1 to the Company’s report on Form 8-K, dated as of March 31, 2012, as filed with the Securities and Exchange Commission on April 5, 2012, and incorporated by reference herein).

10.4

Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of October 9, 2008 between Contango Offshore Exploration LLC and Contango Operators, Inc. (filed as Exhibit 10.48 to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on August 29, 2012, and incorporated by reference herein).

10.5

Amendment to Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of October 7, 2009 between Contango Offshore Exploration LLC and Contango Operators, Inc. (filed as Exhibit 10.49 to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on August 29, 2012, and incorporated by reference herein).

Exhibit Number		Description
10.6

Amendment to Participation Agreement covering OCS-G 27927, Ship Shoal Block 263, South Addition, dated as of January 29, 2010 between Contango Offshore Exploration LLC and Contango Operators, Inc. (filed as Exhibit 10.50 to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on August 29, 2012, and incorporated by reference herein).

10.7

Participation Agreement covering OCS-G 33596, Vermilion 170, dated as of July 1, 2010 between Republic Exploration LLC and Contango Operators, Inc. (filed as Exhibit 10.51 to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on August 29, 2012, and incorporated by reference herein).

10.8

Participation Agreement covering Tuscaloosa Marine Shale, dated as of August 27, 2012 between Juneau Exploration LP and Contango Operators, Inc. (filed as Exhibit 10.56 to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on August 29, 2012, and incorporated by reference herein).

10.9

Letter Agreement dated as of June 8, 2012 between Juneau Exploration LP and Contango Operators, Inc. (filed as Exhibit 10.57 to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on August 29, 2012, and incorporated by reference herein).

10.10

Agreement to Purchase Overriding Royalty Interest, dated March 1, 2010 between Contango Offshore Exploration LLC and Juneau Exploration LP (filed as Exhibit 10.60 to the Company’s report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on August 29, 2012, and incorporated by reference herein).

10.11	*

Amended and Restated Employment Agreement, dated as of November 30, 2016, among Contango Oil & Gas Company and Allan D. Keel (filed as Exhibit 10.11 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 15, 2017, and incorporated by reference herein).

10.12	*

Amended and Restated Employment Agreement, dated as of November 30, 2016, among Contango Oil & Gas Company and E. Joseph Grady (filed as Exhibit 10.12 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 15, 2017, and incorporated by reference herein).

10.13	*

Amendment and Extension of Employment Agreement, dated as of October 10, 2016, among Contango Oil & Gas Company and A. Carl Isaac (filed as Exhibit 10.3 to the Company’s report on Form 8-K dated as of October 10, 2016, as filed with the Securities and Exchange Commission on October 14, 2016, and incorporated by reference herein).

10.14	*

Amended and Restated Employment Agreement, dated as of November 30, 2016, among Contango Oil & Gas Company and Jay S. Mengle (filed as Exhibit 10.17 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 15, 2017, and incorporated by reference herein).

10.15	*

Amended and Restated Employment Agreement, dated as of November 30, 2016, among Contango Oil & Gas Company and Thomas H. Atkins (filed as Exhibit 10.18 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 15, 2017, and incorporated by reference herein).

10.16

Participation Agreement covering Timbalier Island Prospect, South Timbalier Area Block 17, S.L. 21906, dated April 3, 2013 between Republic Exploration LLC, Juneau Exploration, L.P. and Contango Operators, Inc. (filed as Exhibit 10.81 to the Company’s report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the Securities and Exchange Commission on August 29, 2013, and incorporated by reference herein).

10.17

Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto dated October 1, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 1, 2013, as filed with the Securities and Exchange Commission on October 2, 2013, and incorporated by reference herein).

Exhibit Number		Description
10.18

First Amendment to Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto (filed as Exhibit 10.1 to the Company’s report on Form 8-K dated as of April 11, 2014, as filed with the Securities and Exchange Commission on April 15, 2014, and incorporated by reference herein).

10.19

Second Amendment to Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto (filed as Exhibit 10.1 to the Company’s report on Form 8-K dated as of October 28, 2014, as filed with the Securities and Exchange Commission on October 31, 2014, and incorporated by reference herein).

10.20

Third Amendment to Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto (filed as Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2016, as filed with the Securities and Exchange Commission on May 9, 2016, and incorporated by reference herein).

10.21		Fourth Amendment to Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory Hereto. †
10.22	*

Contango Oil & Gas Company Director Compensation Plan (filed as Exhibit 10.4 to the Company’s report on Form 10-Q for the quarter ended March 21, 2017, as filed with the Securities and Exchange Commission on May 10, 2017, and incorporated by reference herein).

10.23

Liquidation Agreement between Juneau Exploration LP, Contango Operators, Inc. and Fairfield Industries Incorporated, dated December 31, 2016 (filed as Exhibit 10.27 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 15, 2017, and incorporated by reference herein).

10.24	*

Employment Agreement, dated as of February 26, 2017, among Contango Oil & Gas Company and James J. Metcalf Jr. (filed as Exhibit 10.28 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 15, 2017, and incorporated by reference herein).

10.25	*

Form of Contango Oil and Gas Company Stock Award Agreement (employees) (filed as Exhibit 10.7 to the Company’s report on Form 10-Q for the quarter ended September 30, 2016, as filed with the Securities and Exchange Commission on November 3, 2016, and incorporated by reference herein).

10.26	*

Form of Contango Oil and Gas Company Stock Award Agreement (executives) (filed as Exhibit 10.8 to the Company’s report on Form 10-Q for the quarter ended September 30, 2016, as filed with the Securities and Exchange Commission on November 3, 2016, and incorporated by reference herein).

21.1		List of Subsidiaries. †
21.2		Organizational Chart. †
23.1		Consent of William M. Cobb & Associates, Inc. †
23.2		Consent of Netherland, Sewell & Associates, Inc. †
23.3		Consent of W.D. Von Gonten & Co. †
23.4		Consent of Grant Thornton LLP. †
24.1		Powers of Attorney (included on signature page). †
31.1		Certification of Chief Executive Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
31.2		Certification of Chief Financial Officer required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. †
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
99.1		Report of William M. Cobb & Associates, Inc. †
99.2		Report of Netherland, Sewell & Associates. †
99.3		Report of W.D. Von Gonten and Company. †

*     Indicates a management contract or compensatory plan or arrangement

†    Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO OIL & GAS COMPANY

By:	/s/ ALLAN D. KEEL	Date: March 9, 2018
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

Signature	Title	Date

/s/ ALLAN D. KEEL	Chief Executive Officer (principal executive officer)	March 9, 2018
Allan D. Keel	and Director

/s/ E. JOSEPH GRADY	Chief Financial Officer (principal financial officer)	March 9, 2018
E. Joseph Grady

/s/ DENISE DUBARD	Chief Accounting Officer (principal accounting officer)	March 9, 2018
Denise DuBard

/s/ JOSEPH J. ROMANO	Director	March 9, 2018
Joseph J. Romano

/s/ B. A. BERILGEN	Director	March 9, 2018
B. A. Berilgen

/s/ B. JAMES FORD	Director	March 9, 2018
B. James Ford

/s/ ELLIS L. MCCAIN	Director	March 9, 2018
Ellis L. McCain

/s/ CHARLES M. REIMER	Director	March 9, 2018
Charles M. Reimer

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Contango Oil & Gas Company

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Contango Oil & Gas Company (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/ s / GRANT THORNTON LLP

We have served as the Company’s auditor since 2002.

Houston, Texas

March 9, 2018

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	December 31,	December 31,
	2017	2016
CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net	13,059	16,727
Prepaid expenses	1,892	1,787
Current derivative asset	822	—
Inventory	—	540
Total current assets	15,773	19,054
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	1,239,662	1,188,065
Unproved properties	35,243	38,338
Other property and equipment	1,272	1,265
Accumulated depreciation, depletion and amortization	(930,220)	(887,286)
Total property, plant and equipment, net	345,957	340,382
OTHER NON-CURRENT ASSETS:
Investments in affiliates	18,464	15,767
Deferred tax asset	424	—
Other	835	1,311
Total other non-current assets	19,723	17,078
TOTAL ASSETS	$381,453	$376,514

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$46,755	$55,135
Current derivative liability	1,765	3,446
Current asset retirement obligations	2,017	4,308
Total current liabilities	50,537	62,889
NON-CURRENT LIABILITIES:
Long-term debt	85,380	54,354
Long-term derivative liability	300	—
Asset retirement obligations	20,388	22,618
Other long term liabilities	248	248
Total non-current liabilities	106,316	77,220
Total liabilities	156,853	140,109
COMMITMENTS AND CONTINGENCIES (NOTE 13)
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50 million shares authorized, 30,873,470 shares issued and 25,505,715 shares outstanding at December 31, 2017, 30,557,987 shares issued and 25,238,600 shares outstanding at December 31, 2016	1,223	1,211
Additional paid-in capital	302,527	296,439
Treasury shares at cost (5,367,755 shares at December 31, 2017 and 5,319,387 shares at December 31, 2016)	(128,583)	(128,321)
Retained earnings	49,433	67,076
Total shareholders’ equity	224,600	236,405
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$381,453	$376,514

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
REVENUES:
Oil and condensate sales	$25,347	$23,006	$43,230
Natural gas sales	41,317	43,847	59,058
Natural gas liquids sales	11,881	11,330	14,217
Total revenues	78,545	78,183	116,505
EXPENSES:
Operating expenses	27,183	29,111	37,840
Exploration expenses	1,106	1,816	11,979
Depreciation, depletion and amortization	47,215	63,323	133,380
Impairment and abandonment of oil and gas properties	2,395	10,572	285,877
General and administrative expenses	24,161	26,802	26,402
Total expenses	102,060	131,624	495,478
OTHER INCOME (EXPENSE):
Gain (loss) from investment in affiliates (net of income taxes)	2,697	1,545	(30,582)
Interest expense	(4,100)	(3,802)	(3,164)
Gain (loss) on derivatives, net	3,325	(1,632)	2,348
Other income (expense)	3,555	(357)	97
Total other income (expense)	5,477	(4,246)	(31,301)
NET LOSS BEFORE INCOME TAXES	(18,038)	(57,687)	(410,274)
Income tax benefit (provision)	395	(342)	75,226
NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(17,643)	$(58,029)	$(335,048)
NET LOSS PER SHARE:
Basic	$(0.71)	$(2.71)	$(17.67)
Diluted	$(0.71)	$(2.71)	$(17.67)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	24,686	21,424	18,965
Diluted	24,686	21,424	18,965

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(17,643)	(58,029)	(335,048)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	47,215	63,323	133,380
Impairment of natural gas and oil properties	1,785	10,438	285,870
Exploration expenses (recovery)	(232)	(1)	6,494
Deferred income taxes	(424)	—	(92,329)
Loss (gain) on sale of assets	(2,321)	92	231
Loss (gain) from investment in affiliates	(2,697)	(1,545)	47,049
Stock-based compensation	6,100	6,457	6,516
Unrealized loss (gain) on derivative instruments	(2,204)	3,446	—
Changes in operating assets and liabilities:
Decrease in accounts receivable & other	3,914	1,006	4,261
Decrease (increase) in prepaid expenses	(105)	(560)	714
Increase (decrease) in accounts payable & advances from joint owners	450	2,116	(28,672)
Increase (decrease) in other accrued liabilities	1,353	2,436	(5,711)
Decrease (increase) in income taxes receivable, net	(332)	2,777	405
Increase (decrease) in income taxes payable, net	(252)	(187)	481
Other	79	242	1,314
Net cash provided by operating activities	$34,686	$32,011	$24,955
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	$(66,613)	$(24,929)	$(77,820)
Sale of oil and gas properties	1,151	5,120	—
Sale of furniture and equipment	12	11	—
Return of investment in affiliates	—	—	1,014
Net cash used in investing activities	$(65,450)	$(19,798)	$(76,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$239,514	$148,881	$356,102
Repayments under credit facility	(208,488)	(209,972)	(304,016)
Net proceeds from equity offering	—	50,435	—
Purchase of treasury stock	(262)	(561)	(235)
Debt issuance costs	—	(996)	—
Net cash provided by (used in) financing activities	$30,764	$(12,213)	$51,851
NET DECREASE IN CASH AND CASH EQUIVALENTS	$—	$—	$—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, expect share amounts)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2014	19,148,000	$963	$233,278	$(127,525)	$460,750	$567,466
Treasury shares at cost	(31,252)	—	—	(235)	—	(235)
Restricted shares activity	264,398	11	(10)	—	—	1
Stock-based compensation	—	—	6,256	—	—	6,256
Dissolution of REX	—	—	—	—	(597)	(597)
Net loss	—	—	—	—	(335,048)	(335,048)
Balance at December 31, 2015	19,381,146	$974	$239,524	$(127,760)	$125,105	$237,843
Equity Offering	5,360,000	214	50,221	—	—	50,435
Treasury shares at cost	(63,597)	—	—	(561)	—	(561)
Restricted shares activity	561,051	23	(22)	—	—	1
Stock-based compensation	—	—	6,716	—	—	6,716
Net loss	—	—	—	—	(58,029)	(58,029)
Balance at December 31, 2016	25,238,600	$1,211	$296,439	$(128,321)	$67,076	$236,405
Treasury shares at cost	(48,368)	—	—	(262)	—	(262)
Restricted shares activity	315,483	12	(12)	—	—	—
Stock-based compensation	—	—	6,100	—	—	6,100
Net loss	—	—	—	—	(17,643)	(17,643)
Balance at December 31, 2017	25,505,715	$1,223	$302,527	$(128,583)	$49,433	$224,600

The accompanying notes are an integral part of these consolidated financial statements.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Contango Oil & Gas Company (collectively with its subsidiaries, “Contango” or the “Company”) is a Houston, Texas based, independent oil and natural gas company. The Company’s business is to maximize production and cash flow from its offshore properties in the shallow waters of the Gulf of Mexico (“GOM”) and onshore properties in Texas and Wyoming and to use that cash flow to explore, develop, exploit, increase production from and acquire crude oil and natural gas properties in onshore West Texas, the Texas Gulf Coast and the Rocky Mountain regions of the United States.

On October 1, 2013, the Company completed a merger with Crimson Exploration Inc. ("Crimson") (the “Merger”). The Company historically focused operations in the GOM, but the Merger has given the Company access to high rate of return onshore prospects in known, prolific producing areas as well as long-life resource plays. Beginning in the second half of 2015, the Company reduced its drilling program in response to the challenging commodity price environment, and instead focused on: (i) the preservation of its strong and flexible financial position, including limiting its overall capital expenditure budget to internally generated cash flow; (ii) the identification of opportunities for cost and production efficiencies in all areas of its operations; and (iii) maintaining core leases and continuing to identify new resource potential opportunities internally and, where appropriate, through acquisition. As a result,  until the latter half of 2016, the Company’s only drilling activity was in Weston County, Wyoming, where it completed its third well targeting the Muddy Sandstone formation. During the third quarter of 2016, the Company acquired acreage in the Southern Delaware Basin in Pecos County, Texas (the “Acquisition”), and as of December 31, 2017, had increased its acreage in the Southern Delaware Basin to 16,500 gross acres (6,800 net). Since the Acquisition, the Company has begun production from seven wells in the Southern Delaware Basin and is waiting on completion of an eighth well. The Company currently expects that the Southern Delaware Basin position will continue to be the primary focus of its drilling program for 2018.

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

Revenue Recognition

Revenues from the sale of natural gas and oil produced are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, production imbalance occurs. If production imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. As of December 31, 2017, 2016 and 2015, the Company had no significant imbalances.

Cash Equivalents

Cash equivalents are considered to be highly liquid investment grade debt investments having an original maturity of 90 days or less. As of December 31, 2017, the Company had no cash and cash equivalents, as cash balances at the end of each day are transferred to reduce outstanding debt under the Company’s revolving credit facility to minimize debt service costs. Under the Company’s cash management system, checks issued but not yet presented to banks by the payee frequently result in book overdraft balances for accounting purposes and are classified in accounts payable in the consolidated balance sheets. At December 31, 2017, accounts payable included $2.3 million in outstanding checks that had not been presented for payment. At December 31, 2016, accounts payable included $3.5 million in outstanding checks that had not been presented for payment.

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

Accounts receivable allowance for bad debt was $0.8 and $0.7 million as of December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the carrying value of the Company’s accounts receivable approximated fair value.

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

Depreciation, depletion and amortization ("DD&A") of capitalized drilling and development costs of producing natural gas and crude oil properties, including related support equipment and facilities net of salvage value, are computed using the unit of production method on a field basis based on total estimated proved developed natural gas and crude oil reserves. Amortization of producing leaseholds is based on the unit of production method using total estimated proved reserves. Upon sale or retirement of properties, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the accounts and the resulting gain or loss, if any, is recognized. Unit of production rates are revised whenever there is an indication of a need, but at least annually. Revisions are accounted for prospectively as changes in accounting estimates.

Other property and equipment are depreciated using the straight-line method over their estimated useful lives which range between three and 13 years.

Impairment of Oil and Gas Properties

When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the estimated future undiscounted cash flows, based on the Company’s estimate of future reserves, natural gas and oil prices, operating costs and production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to its fair value. The factors used to determine fair value include, but are not limited to, estimates of proved and probable reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Additionally, the Company may use appropriate market data to determine fair value. For the year ended December 31, 2017, the Company recorded an impairment expense of approximately $0.3 million related to proved properties. For the year ended December 31, 2016, the Company recorded an impairment expense of approximately $0.7 million related to proved properties. For the year ended December 31, 2015, the Company recorded an impairment expense of approximately $269.6 million related to proved properties. Approximately $235.8 million of this amount was attributable to the Madison/Grimes counties and Zavala/Dimmit/Karnes counties properties.

Unproved properties are reviewed quarterly to determine if there has been an impairment of the carrying value, and any such impairment is charged to expense in the period. During the year ended December 31, 2017, the Company recognized impairment expense of approximately $1.5 million related to the partial impairment of two unused offshore platforms in onshore storage. During the year ended December 31, 2016, the Company recognized impairment expense of approximately $6.8 million related to unproved properties in Fayette and Gonzales counties, Texas and $2.9 million related to unproved acreage in Natrona County, Wyoming. During the year ended December 31, 2015, the Company recognized impairment expense of approximately $16.3 million related to impairment and partial impairment of certain unproved properties and onshore prospects due primarily to the sustained low commodity price environment and expiring leases. Approximately $9.3 million of this amount related to unproved lease cost amortization of properties in Fayette and Gonzales counties, Texas.

Asset Retirement Obligations

ASC 410, Asset Retirement and Environmental Obligations (ASC 410) requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company records an asset retirement obligation (“ARO”) to reflect the Company's legal obligation related to future plugging and abandonment of its oil and natural gas wells, platforms and associated pipelines and equipment. The Company estimates the expected cash flows associated with the obligation and discounts the amounts using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary. The Company evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should these indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells, platforms, and associated pipelines and equipment as these obligations are incurred. The liability is accreted to its present value each period and the capitalized cost is depleted over the useful life of the related asset. The accretion expense is included in depreciation, depletion and amortization expense.

The estimated liability is based on historical experience in plugging and abandoning wells. The estimated remaining lives of the wells is based on reserve life estimates and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free rate.

Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs, changes in the risk-free rate, changes in the remaining lives of the wells or if federal or state regulators enact new plugging and abandonment requirements. At the time of abandonment, the Company recognizes a gain or loss on abandonment to the extent that actual costs do not equal the estimated costs. This gain or loss on abandonment is included in impairment and abandonment of oil and gas properties expense. See Note 11 - "Asset Retirement Obligation" for additional information.

Income Taxes

The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The Company reviews its tax positions quarterly for tax uncertainties. The Company did not have significant uncertain tax positions as of December 31, 2017. The amount of unrecognized tax benefits did not materially change from December 31, 2016. The amount of unrecognized tax benefits may change in the next twelve months; however, the Company does not expect the change to have a significant impact on its financial position or results of operations. The Company includes interest and penalties in interest income and general and administrative expenses, respectively, in its statement of operations.

The Company files income tax returns in the United States and various state jurisdictions. The Company’s federal tax returns for 1998 – 2016, and state tax returns for 2010 – 2016, remain open for examination by the taxing authorities in the respective jurisdictions where those returns were filed.

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

Debt Issuance Costs

Debt issuance costs incurred are capitalized and subsequently amortized over the term of the related debt. During the year ended December 31, 2013, the Company initially incurred $2.2 million of debt issuance costs relating to the new RBC credit facility entered into in conjunction with the Merger with Crimson. The debt issuance costs were to be amortized over the original four year term of the credit line. In connection with RBC Credit Facility amendment in May 2016, the Company incurred an additional $1.0 million of debt issuance costs. As of December 31, 2017, the remaining balance of these debt issuance costs was $0.8 million, which will be amortized through October 1, 2019, with amortization expense included in the DD&A line item in the Company's income statement for the years ended December 31, 2017, 2016 and 2015.

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

Derivative Instruments and Hedging Activities

The Company accounts for its derivative activities under the provisions of ASC 815, Derivatives and Hedging (ASC 815). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. From time to time, the Company hedges a portion of its forecasted oil and natural gas production. Derivative contracts entered into by the Company have consisted of transactions in which the Company hedges the variability of cash flow related to a forecasted transaction using variable to fixed swaps and collars. The Company elected to not designate any of its derivative positions for hedge accounting. Accordingly, the net change in the mark-to-market valuation of these positions as well as all payments and receipts on settled derivative contracts are recognized in "Gain (loss) on derivatives, net" on the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015. Derivative instruments with settlement dates within one year are included in current assets or liabilities, whereas derivative instruments with settlement dates exceeding one year are included in non-current assets or liabilities. The Company calculates a net asset or liability for current and non-current derivative instruments for each counterparty based on the settlement dates within the respective contracts. See Note 6 - "Derivative Instruments" for additional information.

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year. This new standard is now effective for annual reporting periods beginning after December 15, 2017, and the Company has completed the assessment of this standard. The impact on the Company’s financial statements is not material, and there is no material impact expected to opening retained earnings. The standard was adopted January 1, 2018 using the modified retrospective method. Certain items netted in revenue or recorded as expense prior to adoption have changed based on the requirements of the new ASU using the control model and the definitions of parties to the contract as principal or agent. The company implemented processes to ensure new contracts are reviewed for the appropriate accounting treatment and additional disclosures will be required in our Form 10-Q for the three months ended March 31, 2018.

3. Concentration of Credit Risk

The customer base for the Company is concentrated in the natural gas and oil industry. The largest purchaser of the Company’s production for the year ended December 31, 2017  was ConocoPhillips Company (51.2%). The Company’s sales to this company is not secured with letters of credit and in the event of non-payment, the Company could lose up to two months of revenues. The loss of two months of revenues would have a material adverse effect on the Company’s financial position. There are numerous other potential purchasers of the Company’s production.

4. Acquisitions, Dispositions and Gains from Affiliates

Southern Delaware Basin Acquisition

In July 2016, the Company purchased one-half of the seller’s interest in approximately 12,100 gross undeveloped acres (approximately 5,000 net acres) in the Southern Delaware Basin of Texas (the “Acquisition”) for up to $25 million. The purchase price was comprised of $10 million in cash paid on July 26, 2016, plus $10 million to be paid in the form of carried well costs expected to be paid over the period of drilling and completing the first six wells. Additionally, contingent upon success, $5 million in spud bonuses is to be paid by the Company ratably over the following 14 wells drilled, which would increase the total consideration paid by the Company to $25 million. As of December 31, 2017, the Company had paid all $10 million of the carried well costs and $1.1 million in spud bonuses. As of December 31, 2017, the Company has increased its acreage to approximately 16,500 gross operated acres (6,800 net).

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

North Bob West Property Sale

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

During the year ended December 31, 2017, the Company's derivative contracts were with major financial institutions with investment grade credit ratings which were believed to have a minimal credit risk. As such, the Company was exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company did not anticipate any nonperformance. The counterparties to the Company's current and previous derivative contracts are lenders in the Company's RBC Credit Facility. The Company did not post collateral under any of these contracts as they were secured under the RBC Credit Facility.

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

Asset Retirement Obligations

The initial measurement of ARO at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. The factors used to determine fair value include, but are not limited to, estimated future plugging and abandonment costs and expected lives of the related reserves. As there is no corroborating market activity to support the assumptions used, the Company has designated these liabilities as Level 3 at inception.

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

As of December 31, 2017, the Company’s natural gas and oil derivative positions consisted of “swaps” and “costless collars”. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract, and a purchased put, which establishes a minimum price. A sold put option limits the exposure of the counterparty's risk should the price fall below the strike price. Sold put options limit the effectiveness of purchased put options at the low end of the put/call collars to market prices in excess of the strike price of the put option sold.

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

The Company had the following financial derivative contracts in place as of December 31, 2017:

Commodity	Period	Derivative	Volume/Month	Price/Unit
Natural Gas	Jan 2018 - July 2018	Swap	370,000 MMBtus	$3.07 (1)
Natural Gas	Aug 2018 - Oct 2018	Swap	70,000 MMBtus	$3.07 (1)
Natural Gas	Nov 2018 - Dec 2018	Swap	320,000 MMBtus	$3.07 (1)

Oil	Jan 2018 - June 2018	Swap	20,000 Bbls	$56.40 (2)
Oil	July 2018 - Oct 2018	Collar	20,000 Bbls	$52.00 - 56.85 (2)
Oil	Nov 2018 - Dec 2018	Collar	15,000 Bbls	$52.00 - 56.85 (2)

Oil	Jan 2018 - Dec 2018	Collar	2,000 Bbls	$52.00 - 58.76 (3)

Oil	Jan 2019 - Dec 2019	Collar	7,000 Bbls	$50.00 - 58.00 (2)

Additionally, in January 2018, the Company entered into the following additional derivative contracts with members of its bank group:

Commodity	Period	Derivative	Volume/Month	Price/Unit
Oil	Jan 2018 - July 2018	Collar	6,000 Bbls	$58.00 - 68.00 (2)
Oil	Nov 2018 - Dec 2018	Collar	5,000 Bbls	$58.00 - 68.00 (2)

Oil	Jan 2019 - Dec 2019	Collar	4,000 Bbls	$52.00 - 59.45 (3)

(1)	Based on Henry Hub NYMEX natural gas prices.
(2)	Based on Argus Louisiana Light Sweet crude oil prices.
(3)	Based on West Texas Intermediate crude oil prices.

The Company had the following financial derivative contracts in place as of December 31, 2016:

Commodity	Period	Derivative	Volume/Month	Price/Unit (1)
Natural Gas	Jan 2017 - July 2017	Collar	400,000 MMBtus	$2.65 - 3.00
Natural Gas	Aug 2017 - Oct 2017	Collar	200,000 MMBtus	$2.65 - 3.00
Natural Gas	Nov 2017 - Dec 2017	Collar	400,000 MMBtus	$2.65 - 3.00

Natural Gas	Jan 2017 - July 2017	Swap	300,000 MMBtus	$3.51
Natural Gas	Aug 2017 - Oct 2017	Swap	70,000 MMBtus	$3.51
Natural Gas	Nov 2017 - Dec 2017	Swap	300,000 MMBtus	$3.51

Oil	Jan 2017 - July 2017	Swap	9,000 Bbls	$53.95
Oil	Aug 2017 - Oct 2017	Swap	6,000 Bbls	$53.95
Oil	Nov 2017 - Dec 2017	Swap	8,000 Bbls	$53.95

Oil	Jan 2017 - Dec 2017	Swap	9,000 Bbls	$56.20

(1)	Commodity price derivatives are based on Henry Hub NYMEX natural gas prices and West Texas Intermediate oil prices, as applicable.

There were no derivative contracts in place as of December 31, 2015.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of December 31, 2017 (in thousands).

	Gross	Netting (1)	Total
Assets	$1,188	$(1,188)	$—
Liabilities	$(2,431)	$1,188	$(1,243)

(1)	Represents counterparty netting under agreements governing such derivatives.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of December 31, 2016 (in thousands):

	Gross	Netting (1)	Total
Assets	$—	$—	$—
Liabilities	$(3,446)	$—	$(3,446)

(1)	Represents counterparty netting under agreements governing such derivatives.

The following table summarizes the effect of derivative contracts on the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
Contract Type	2017	2016	2015
Crude oil contracts	$861	$1,814	$2,348
Natural gas contracts	260	—	—
Realized gain	$1,121	$1,814	$2,348

Crude oil contracts	$(2,065)	$—	$—
Natural gas contracts	4,269	(3,446)	—
Unrealized gain (loss)	$2,204	$(3,446)	$—
Gain (loss) on derivatives, net	$3,325	$(1,632)	$2,348

7. Stock Based Compensation

As of December 31, 2017, the Company had in place the Contango Oil & Gas Company Amended and Restated 2009 Incentive Compensation Plan (“the 2009 Plan”) which allows for stock options, restricted stock or performance stock units to be awarded to officers, directors and employees as a performance-based award.

Amended and Restated 2009 Incentive Compensation Plan

On April 10, 2014, the Company’s board of directors (the “Board”) amended and restated the Company’s then existing incentive compensation plan through the adoption of the 2009 Plan. The 2009 Plan provides for both cash awards and equity awards to officers, directors, employees or consultants of the Company. Awards made under the 2009 Plan are subject to such restrictions, terms and conditions, including forfeitures, if any, as may be determined by the Board.

Under the terms of the 2009 Plan, shares of the Company’s common stock may be issued for plan awards. Stock options under the 2009 Plan must have an exercise price of each option equal to or greater than the market price of the Company’s common stock on the date of grant. The Company may grant officers and employees both incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and stock options that are not qualified as incentive stock options. Stock option grants to non-employees, such as directors and consultants, can only be stock options that are not qualified as incentive stock options. Options granted generally expire after five or ten years. The vesting schedule for all equity awards varies from immediately to over a four-year period. As of December 31, 2017, the Company had approximately 1.6 million shares of equity awards available for future grant under the 2009 Plan, assuming Performance Stock Units are settled at 100% of target.

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

Stock Options

During the years ended December 31, 2017, 2016 and 2015, the Company did not issue any stock options.

A summary of stock options as of and for the years ended December 31, 2017,  2016 and 2015 is presented in the table below (dollars in thousands, except per share data):

	Year Ended December 31,
	2017		2016		2015
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of the period	111,905	$55.53	116,461	$55.03	129,934	$53.85
Exercised	—	$—	—	$—	—	$—
Expired / Forfeited	(17,072)	$43.50	(4,556)	$42.92	(13,473)	$43.65
Outstanding, end of year	94,833	$57.69	111,905	$55.53	116,461	$55.03
Aggregate intrinsic value	$—		$—		$—

Exercisable, end of year	94,833	$57.69	111,905	$55.53	116,461	$55.03
Aggregate intrinsic value	$—		$—		$—
Available for grant, end of the period*	2,002,492		323,172		885,449
Weighted average fair value of options granted during the period	$—		$—		$—

* Excludes Performance Stock Units.

Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the years ended December 31, 2017, 2016 and 2015, there was no excess tax benefit recognized.  See Note 2 – "Summary of Significant Accounting Policies".

Compensation expense related to employee stock option grants are recognized over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model.

During the years ended December 31, 2017, 2016 and 2015, the Company did not recognize any stock option expense. The aggregate intrinsic value of stock options exercised/forfeited during each of the years ended December 31, 2017, 2016 and 2015 was zero.

Restricted Stock

During the year ended December 31, 2017, the Company issued 383,376 restricted stock awards to new and existing employees, which vest over three years, plus an additional 74,325 restricted stock awards to the members of the board of directors which vest on the one-year anniversary of the date of grant. During the year ended December 31, 2017, 142,218 restricted stock awards were forfeited by former employees. The weighted average fair value of the restricted shares granted during the year was $7.55, with a total grant date fair value of approximately $3.5 million after adjustment for estimated weighted average forfeiture rate of 4.8%.

During the year ended December 31, 2016, the Company issued 489,805 restricted stock awards to new and existing employees, which vest over three or four years, an additional 49,460 restricted stock awards to the members of the board of directors which vest on the one-year anniversary of the date of grant, plus an additional 40,876 immediately vested shares to employees and board members as a result of temporarily deferring 10% of 2015 employee salaries and director fees (the “Salary Replacement Program”). During the year ended December 31, 2016, 19,090 restricted stock awards were forfeited by former employees. The weighted average fair value of the restricted shares granted during the year was $10.99, with a total grant date fair value of approximately $6.4 million after adjustment for estimated weighted average forfeiture rate of 4.2%.

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

Restricted stock activity as of December 31, 2017, 2016 and 2015 and for the years then ended is presented in the table below (dollars in thousands, except per share data):

	2017			2016			2015
		Weighted	Aggregate		Weighted	Aggregate		Weighted	Aggregate
	Restricted	Average	Intrinsic	Restricted	Average	Intrinsic	Restricted	Average	Intrinsic
	Shares	Fair Value	Value	Shares	Fair Value	Value	Shares	Fair Value	Value
Outstanding, beginning of the period	638,158	$14.22	$5,960	337,165	$28.16	$2,161	209,962	$43.86	$6,139
Granted	457,701	7.55	3,457	580,141	10.99	6,375	277,121	21.83	6,049
Vested	(222,568)	15.12	1,263	(260,058)	24.51	2,422	(137,195)	39.35	1,169
Canceled / Forfeited	(142,218)	10.23	814	(19,090)	22.03	202	(12,723)	32.97	154
Not vested, end of the period	731,073	10.55	1,667	638,158	14.22	5,960	337,165	28.16	2,161
Vested, end of the period	—	—	—	—	—	—	—	—	—
Expected to vest, end of the period	690,016	10.58	1,574	590,511	14.28	5,515	312,986	28.17	2,006

The Company recognized approximately $6.1 million, $6.5 million and $6.5 million in stock compensation expense during the years ended December 31, 2017, 2016 and 2015, respectively, for restricted shares granted to its officers, employees and directors. An additional $5.6 million of compensation expense will be recognized over the remaining vesting period.

Performance Stock Units

During the year ended December 31, 2017, the Company granted 30,000 Performance Stock Units (“PSUs”) to a new employee, at a weighted average fair value of $8.32 per unit and 160,908 PSUs to executive officers, as part of their overall compensation package, at a value of $13.91 per unit. All prices were determined using the Monte Carlo simulation model. During the year ended December 31, 2017, 99,363 PSUs were forfeited by former employees.

During the year ended December 31, 2016, the Company granted 285,800 PSUs to all employees as part of its LTIP, at a fair value of $16.32 per unit, and an additional 6,699 PSUs to new employees, at a fair value of $13.06 per unit using the Monte Carlo simulation model. During the year ended December 31, 2016, 1,300 PSUs were forfeited by former employees.

PSUs represent a contractual right to receive shares of the Company's common stock. The settlement of PSUs may range from 0% to 300% of the targeted number of PSUs stated in the agreement contingent upon the achievement of certain share price appreciation targets as compared to a peer group index. The PSUs vest and settlement is determined after a three year period.

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

8. Share Repurchase Program

In September 2011, the Company’s board of directors approved a $50 million share repurchase program. All shares are to be purchased in the open market or through privately negotiated transactions. Purchases are made subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market, and when the Company believes its stock price to be undervalued. Repurchased shares of common stock became authorized but unissued shares, and may be issued in the future for general corporate and other purposes. No shares were purchased during the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the Company had $31.8 million available under the share repurchase program for future purchases.

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

9. Other Financial Information

The following table provides additional detail for accounts receivable, prepaids, and accounts payable and accrued liabilities which are presented on the consolidated balance sheets (in thousands):

	December 31,	December 31,
	2017	2016
Accounts receivable:
Trade receivables	$6,565	$8,424
Receivable for Alta Resources distribution	1,993	1,993
Joint interest billings	4,030	3,519
Income taxes receivable	424	91
Other receivables	828	3,395
Allowance for doubtful accounts	(781)	(695)
Total accounts receivable	$13,059	$16,727

Prepaid expenses and other:
Prepaid insurance	$1,177	$1,086
Other	715	701
Total prepaid expenses and other	$1,892	$1,787

Accounts payable and accrued liabilities:
Royalties and revenue payable	$18,181	$16,920
Advances from partners	2,243	5,792
Accrued exploration and development	8,400	11,176
Accrued carried well costs	—	7,155
Trade payables	9,559	5,406
Accrued general and administrative expenses	2,960	5,016
Accrued operating expenses	1,654	1,867
Other accounts payable and accrued liabilities	3,758	1,803
Total accounts payable and accrued liabilities	$46,755	$55,135

Included in the table below is supplemental cash flow disclosures and non-cash investing activities during the years ended December 31, 2017, 2016 and 2015, in thousands:

	Year Ended December 31,
	2017	2016	2015
Cash payments:
Interest payments	$3,699	$3,806	$3,147
Income tax payments (refunds), net of cash refunds	616	(2,089)	(180)
Non-cash items excluded from investing activities in the consolidated statements of cash flows:
Increase (decrease) in accrued capital expenditures	(9,931)	14,672	(22,879)

10. Investment in Exaro Energy III LLC

Through the Company’s wholly-owned subsidiary, Contaro Company (“Contaro”), the Company committed to invest up to $67.5 million in Exaro for an ownership interest of approximately 37%. The aggregate commitment of all the Exaro investors was approximately $183 million. The Company did not make any contributions during the year ended December 31, 2017 and has no plans to invest additional funds in Exaro, as the commitment to invest in Exaro expired on March 31, 2017. As of December 31, 2017, the Company had invested approximately $46.9 million.

The following table presents condensed balance sheet data for Exaro as of December 31, 2017 and December 31, 2016. The balance sheet data was derived from the Exaro balance sheet as of December 31, 2017 and December 31, 2016 and was not adjusted to represent Contango’s percentage of ownership interest in Exaro. Contango’s share in the equity of Exaro at December 31, 2017 was approximately $18.4 million.

	December 31,	December 31,
	2017	2016
	(in thousands)
Current assets (1)	$17,063	$25,296
Non-current assets:
Net property and equipment	82,450	90,621
Gas processing deposit	1,150	1,150
Other non-current assets	390	8
Total non-current assets	83,990	91,779
Total assets	$101,053	$117,075

Current liabilities (2)	$6,199	$65,694
Non-current liabilities:
Long-term debt	40,375	—
Other non-current liabilities	3,858	8,106
Total non-current liabilities	44,233	8,106
Members' equity	50,621	43,275
Total liabilities & members' equity	$101,053	$117,075

(1)	Approximately $12.8 million and $19.6 million of current assets as of December 31, 2017 and December 31, 2016, respectively, is cash.

(2)	Approximately $59.3 million of current liabilities as of December 31, 2016, was attributable to Exaro’s senior loan facility maturing in 2017, which has since been refinanced.

The following table presents the condensed results of operations for Exaro for the years ended December 31, 2017, 2016 and 2015. The results of operations for the years ended December 31, 2017, 2016 and 2015 were derived from Exaro's financial statements for the respective periods. The income statement data below was not adjusted to represent Contango’s ownership interest but rather reflects the results of Exaro as a Company. The Company's share in Exaro's results of operations recognized for the years ended December 31, 2017, 2016 and 2015 was a gain of $2.7 million, net of no tax expense; a gain of $1.5 million, net of no tax expense; and a loss of $30.6 million, net of tax benefit of $16.5 million, respectively.

	Year Ended December 31,
	2017	2016	2015
	($ in thousands)
Production:
Oil (MBbls)	101	127	166
Gas (MMcf)	9,019	10,626	13,059
Total (Mmcfe)	9,625	11,388	14,055

Oil and natural gas sales	$32,281	$30,028	$40,474
Other gain (loss)	5,368	(3,889)	6,358
Less:
Lease operating expenses	15,479	15,846	20,922
Depreciation, depletion, amortization & accretion	9,857	10,644	29,417
Impairment expense	—	—	118,000
General & administrative expense	2,920	3,123	3,255
Income (loss) from continuing operations	9,393	(3,474)	(124,762)
Net other income (expense)	(2,189)	7,900	(2,910)
Net income (loss)	$7,204	$4,426	$(127,672)

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

Activities related to the Company’s ARO during the year ended December 31, 2017 and 2016 were as follows (in thousands):

	Year Ended December 31,
	2017	2016

Balance as of the beginning of the period	$26,926	$27,109
Liabilities incurred during period	308	69
Liabilities settled during period	(4,503)	(707)
Accretion	1,056	1,187
Sales	(2,949)	(851)
Change in estimate	1,567	119
Balance as of the end of the period	$22,405	$26,926

All of the total liabilities incurred during the years ended December 31, 2017 and 2016 were related to new wells drilled during the period. All of the total liabilities settled during the years ended December 31, 2017 and 2016 were related to wells plugged and abandoned during the period.

12. Long-Term Debt

RBC Credit Facility

In October 2013, the Company entered into a $500 million revolving credit facility with Royal Bank of Canada and other lenders (the “RBC Credit Facility”), which matures on October 1, 2019. The borrowing base under the facility is redetermined each November 1 and May 1. Effective November 6, 2017, the borrowing base under the RBC Credit Facility was redetermined at $115 million.

Effective May 6, 2016, the RBC Credit Facility was amended to, among other things, extend the maturity of the facility from October 1, 2017 to October 1, 2019, increase the LIBOR, U.S. prime rate and federal funds rate margins to 2.5% - 4.0% and increase the commitment fee to 0.5%, regardless of the amount of the credit facility that is unused.

Initially, the Company incurred $2.2 million of arrangement and upfront fees in connection with the RBC Credit Facility which was to be amortized over the original four-year term of the facility. In May 2016, in connection with the amendment, the Company incurred an additional $1.0 million of arrangement and upfront fees. As of December 31, 2017, the remaining balance of these fees was $0.8 million, which will be amortized through October 1, 2019.

As of December 31, 2017, the Company had $85.4 million outstanding under the RBC Credit Facility, which matures on October 1, 2019, and $1.9 million in outstanding letters of credit. As of December 31, 2016, the Company had $54.4 million outstanding under the RBC Credit Facility and $1.9 million in outstanding letters of credit. As of December 31, 2017, borrowing availability under the RBC Credit Facility was $27.7 million.

The RBC Credit Facility is collateralized by a lien on substantially all the producing assets of the Company and its subsidiaries, including a security interest in the stock of Contango’s subsidiaries and a lien on the Company’s oil and gas properties.

Borrowings under the RBC Credit Facility bear interest at LIBOR, the U.S. prime rate, or the federal funds rate, plus a 2.5% to 4.0% margin, dependent upon the amount outstanding. Additionally, the Company must pay a 0.5% commitment fee regardless of the amount of the credit facility that is unused. Total interest expense under the RBC Credit Facility, including commitment fees, for the years ended December 31, 2017, 2016 and 2015 was approximately $4.1 million, $3.8 million and $3.2 million, respectively.

The RBC Credit Facility contains restrictive covenants which, among other things, restrict the declaration or payment of dividends by Contango and require a Current Ratio of greater than or equal to 1.0 and a Leverage Ratio of less than or equal to 3.50, both as defined in the RBC Credit Facility Agreement. As of December 31, 2017, the Company was in compliance with all but the Current Ratio covenant under the RBC Credit Facility,  although the Company obtained a waiver for such non-compliance. The RBC Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events.

13. Commitments and Contingencies

Contango pays delay rentals on its leases and leases its office space and certain other equipment. The Company’s corporate offices are located at 717 Texas Avenue in downtown Houston, Texas, under a lease that expires March 31, 2019.

As of December 31, 2017, minimum future lease payments for delay rentals and operating leases for Contango’s fiscal years are as follows (in thousands):

Fiscal years ending December 31,
2018	$3,542
2019	849
2020	112
2021	89
2022	82
2023 and thereafter	81
Total	$4,755

The amounts incurred under operating leases and delay rentals during the years ended December 31, 2017, 2016, and 2015 were approximately $4.8 million, $5.4 million and $6.3 million, respectively.

Throughput Contract Commitment

The Company signed a throughput agreement with a third party pipeline owner/operator that constructed a natural gas gathering pipeline in the Company’s Southeast Texas area that allows the Company to defray the cost of building the pipeline itself. The Company currently forecasts that monthly gas volume deliveries through this line in its Southeast Texas area will not meet minimum throughput requirements under the agreement. Without further development in that area, the volume deficiency will continue through the expiration of the throughput commitment in March 2020. The throughput deficiency fee is paid in April of each calendar year. As of December 31, 2017, the Company estimates that the net deficiency fee will be approximately $1.0 million annually for the remaining contract period, based upon forecasted production volumes from existing proved producing reserves only, assuming no future development during this commitment period. As of December 31, 2017, based upon the current commodity price market and the Company’s short term strategic drilling plans, the Company has recorded a $1.8 million loss contingency through December 31, 2018. The Company will continue to assess this commitment in light of its drilling and development plans for this area.

Legal Proceedings

From time to time, the Company is involved in legal proceedings relating to claims associated with its properties, operations or business or arising from disputes with vendors in the normal course of business, including the material matters discussed below.

In July 2010, several parties associated with a limited partnership, formed to invest in oil and gas properties, and that was dissolved in 1995, filed suit against a subsidiary of the Company and several co-defendants in district court for Madison County in Texas. The plaintiffs claim to own or have rights in certain oil and gas properties situated in Madison County, Texas by virtue of the partnership having interests in addition to those it held of record at the time of its dissolution, which were distributed to the partners in connection with such dissolution. A predecessor of the subsidiary of the Company involved in this case acquired a portion of the interests now claimed by the plaintiffs from a successor to the general partner of the aforementioned partnership in 2000. The case went to trial in December 2017. As the Court did not allow virtually all of the plaintiff’s claims, a nominal settlement agreement was executed to settle all claims.

In November 2010, a subsidiary of the Company, several predecessor operators and several product purchasers were named in a lawsuit filed in the District Court for Lavaca County in Texas by an entity alleging that it owns a working interest in two wells that has not been recognized by the Company or by predecessor operators to which the Company had granted indemnification rights. In dispute is whether ownership rights were transferred through a number of decade-old poorly documented transactions. Based on prior summary judgments, the trial court has entered a final judgment in the case in favor of the plaintiffs for approximately $5.3 million, plus post-judgment interest. The Company appealed the trial court’s decision to the applicable state Court of Appeals. In the fourth quarter of 2017 the Court of Appeals issued its opinion and affirmed the trial court’s summary decision.  The Company continues to vigorously defend this lawsuit and has filed a motion for rehearing with the Court of Appeals, and if denied, will petition the Texas Supreme Court.

In September 2012, a subsidiary of the Company was named as defendant in a lawsuit filed in district court for Harris County in Texas involving a title dispute over a 1/16th mineral interest in the producing intervals of certain wells operated by the Company in the Catherine Henderson “A” Unit in Liberty County in Texas. This case was subsequently transferred to the district court for Liberty County, Texas and combined with a suit filed by other parties against the plaintiff claiming ownership of the disputed interest. The plaintiff has alleged that, based on its interpretation of a series of 1972 deeds, it owns an additional 1/16th unleased mineral interest in the producing intervals of these wells on which it has not been paid (this claimed interest is in addition to a 1/16th unleased mineral interest on which it has been paid). The Company has made royalty payments with respect to the disputed interest in reliance, in part, upon leases obtained from successors to the grantors under the aforementioned deeds, who claim to have retained the disputed mineral interests thereunder. The plaintiff previously alleged damages of approximately $10.7 million although the plaintiff’s claim increases as additional hydrocarbons are produced from the subject wells. The trial court has entered judgment in favor of the Company’s subsidiary and the successors to the grantors under the aforementioned deeds. The plaintiff appealed the trial court’s decision to the applicable state Court of Appeals. On December 14, 2017, the Court of Appeals

affirmed the judgement in the Company’s favor. The plaintiff has filed a motion for rehearing. The Company continues to vigorously defend this lawsuit and believes that it has meritorious defenses. The Company believes if this matter were to be determined adversely, amounts owed to the plaintiff could be partially offset by recoupment rights the Company may have against other working interest and/or royalty interest owners in the unit.

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

Employment Agreements

On November 30, 2016, all of the Company’s existing employment agreements were terminated, and the Company and Mr. Keel, Mr. Grady, Mr. Mengle and Mr. Atkins entered into Amended and Restated Employment Agreements (“Employment Agreements”). The Employment Agreements provide for an initial term of three years for Messrs. Keel and Grady and an initial term of two years for Messrs. Mengle and Atkins. Each of the Employment Agreements will automatically renew for additional one year terms, unless Contango or the executive provides prior notice of intention not to extend the agreement.

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

14. Net Loss Per Common Share

A reconciliation of the components of basic and diluted net loss per common share for the years ended December 31, 2017, 2016 and 2015 is presented below (in thousands):

	Year Ended December 31, 2017
	Net Loss	Shares	Per Share
Basic Earnings per Share:
Net loss attributable to common stock	$(17,643)	24,686	$(0.71)
Diluted Earnings per Share:
Effect of potential dilutive securities:
Weighted average of incremental shares (stock options, restricted stock and PSUs)	—	—	—
Net loss attributable to common stock	$(17,643)	24,686	$(0.71)

	Year Ended December 31, 2016
	Net Loss	Shares	Per Share
Basic Earnings per Share:
Net loss attributable to common stock	$(58,029)	21,424	$(2.71)
Diluted Earnings per Share:
Effect of potential dilutive securities:
Weighted average of incremental shares (stock options, restricted stock and PSUs)	—	—	—
Net loss attributable to common stock	$(58,029)	21,424	$(2.71)

	Year Ended December 31, 2015
	Net Loss	Shares	Per Share
Basic Earnings per Share:
Net loss attributable to common stock	$(335,048)	18,965	$(17.67)
Diluted Earnings per Share:
Effect of potential dilutive securities:
Weighted average of incremental shares (stock options and restricted stock)	—	—	—
Net loss attributable to common stock	$(335,048)	18,965	$(17.67)

The numerator for basic earnings per share is net loss attributable to common stockholders. The numerator for diluted earnings per share is net loss available to common stockholders.

Potential dilutive securities (stock options, restricted stock and PSUs) have not been considered when their effect would be antidilutive. The potentially dilutive shares would have been 1,282,590 shares for the year ended December 31, 2017, 1,282,957 shares for the year ended December 31, 2016 and 453,626 shares for the year ended December 31, 2015.

15. Income Taxes

The Tax Cuts and Jobs Act 2017

On December 22, 2017, the United States enacted tax reform legislation known as the H.R.1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during 2017. Our financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% effective January 1, 2018, as well as other changes. Due to the Company’s valuation allowance position and as a result of changes to tax laws and rates under the Act, the Company recorded a net tax benefit due primarily to the remeasurement of deferred tax assets and liabilities from 35% to 21% and the removal of the valuation allowance on the estimated refundable Alternative Minimum Tax (“AMT”) credits. The valuation allowance decreased by $35.7 million in 2017 due to the changes to tax laws and rates under the Act and increased by $7.2 million for normal operations.

The staff of the US Securities and Exchange Commission has recognized the complexity of reflecting the impacts of the Act, and on December 22, 2017 issued guidance in Staff Accounting Bulletin 118 (“SAB 118”) which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period to complete the required analyses and accounting (the measurement period). SAB 118 describes three scenarios associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. The Company has completed the accounting for the effects of the Act.

Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to pretax income as follows (dollars in thousands):

	Year Ended December 31,
	2017		2016		2015

Provision/(benefit) at statutory tax rate	$(6,314)	35.00%	$(20,190)	35.00%	$(148,925)	35.00%
State income tax provision, net of federal benefit	(864)	4.79%	(774)	1.34%	(116)	0.03%
Permanent differences	50	(0.28)%	67	(0.12)%	30	(0.01)%
Stock based compensation	(361)	2.00%	1,599	(2.77)%	—	—%
Valuation allowance	7,209	(39.96)%	20,026	(34.72)%	55,310	(13.00)%
Rate change (35% to 21% fed rate)	35,250	(195.41)%	—	—%	—	—%
Valuation allowance for remeasurement and changes relating to the Tax Cuts and Jobs Act	(35,674)	197.76%	—	—%	—	—%
Other	309	(1.71)%	(386)	0.68%	2,008	(0.47)%
Income tax provision /(benefit)	$(395)	2.19%	$342	(0.59)%	$(91,693)	21.55%

The effective tax rate for the years ended December 31, 2017, 2016 and 2015 varies from the statutory rate primarily as a result of recording a valuation allowance.

The provision (benefit) for income taxes for the periods indicated are comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current tax provision (benefit):
Federal	$(424)	$(91)	$—
State	453	433	636
Total	$29	$342	$636
Deferred tax provision (benefit):
Federal	$(424)	$—	$(92,329)
State	—	—	—
Total	$(424)	$—	$(92,329)
Total tax provision (benefit):
Federal	$(848)	$(91)	$(92,329)
State	453	433	636
Total	$(395)	$342	$(91,693)
Included in gain (loss) from investment in affiliates	$—	$—	$(16,467)
Total income tax provision (benefit)	$(395)	$342	$(75,226)

The net deferred tax is comprised of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforward	$60,464	$69,828
Income tax credits	454	908
Derivative instruments	261	1,208
Deferred compensation	1,418	308
Oil and gas properties	—	6,806
Other	491	1,477
Total deferred tax assets before valuation allowance	$63,088	$80,535
Valuation allowance	(49,032)	(77,497)
Net deferred tax assets	$14,056	$3,038

Deferred tax liability:
Oil and gas properties	$(10,567)	$—
Investment in affiliates	(3,065)	(3,038)
Other	—	—
Deferred tax liability	$(13,632)	$(3,038)
Total net deferred tax	$424	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the amount of deferred tax liabilities, level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is not more-likely-than-not that it will realize the benefits of these deductible differences and has recorded a valuation allowance of $49.0 million.

As of December 31, 2017, the Company had federal net operating loss (“NOL”) carryforwards of approximately $284.4 million and state NOLs of $20.4 million. The federal NOL carryforwards reported as of December 31, 2014 were acquired in the 2013 Merger with Crimson. A valuation allowance was recorded at the time of the Merger to reflect the impact of Internal Revenue Code Section 382 limitations on the use of the federal NOLs acquired. The federal NOL carryforwards expire at various dates beginning in 2018 and ending in 2037.

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

Unrecognized Tax Benefits
Balance at December 31, 2016	$360
Additions based on tax positions related to the current year	—
Additions based on tax positions related to prior years	—
Additions due to acquisitions	—
Reductions due to a lapse of the applicable statute of limitations	—
Change in rate due to remeasurement	(133)
Balance at December 31, 2017	$227

The Company's policy is to recognize interest and penalties related to uncertain tax positions as income tax benefit (expense) in the Company’s Consolidated Statements of Operations. The Company had no interest or penalties related to unrecognized tax benefits for the year ended December 31, 2017 or any prior years. The total amount of unrecognized tax benefit, if recognized, that would affect the effective tax rate was zero.

The Company's tax returns are subject to periodic audits by the various jurisdictions in which the Company operates. These audits can result in adjustments of taxes due or adjustments of the NOL carryforwards that are available to offset future taxable income. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 31, 2017.

Generally, the Company's income tax years of 1998 through 2016 remain open and subject to examination by Federal tax authorities, and the tax years of 2010 through 2016 remain open and subject to examination by the tax authorities in Texas and Louisiana which are the jurisdictions where the Company carries its principal operations.

16. Related Party Transactions

Olympic Energy Partners

Mr. Joseph J. Romano was elected President and Chief Executive Officer of the Company in December 2012 and named Chairman of the Company in April 2013. Upon the Merger with Crimson on October 1, 2013, Mr. Romano resigned as President and Chief Executive Officer, but continued as Chairman. Mr. Romano is also the President and Chief Executive Officer of Olympic Energy Partners LLC ("Olympic"). Olympic has historically participated with the Company in the drilling and development of certain prospects through participation agreements and joint operating agreements, which specify each participant’s working interest ("WI"), net revenue interest ("NRI") and describe when such interests are earned.

Olympic last participated with the Company in the drilling of wells in March 2010, and its ownership in Company-operated wells is limited to its Dutch and Mary Rose wells as follows:

	Olympic
	WI	NRI
Dutch #1 - #5	3.53%	2.84%
Mary Rose #1	3.61%	2.70%
Mary Rose #2 - #3	3.61%	2.58%
Mary Rose #4	2.34%	1.70%
Mary Rose #5	2.56%	1.87%

During each of the years ended December 31, 2017 and 2016, Mr. Romano earned $56 thousand for his service as a director of the Company. Additionally, during the year ended December 31, 2017, Mr. Romano received 14,865 shares of restricted stock, which vest 100% on the one-year anniversary of the date of grant, as part of his board of director compensation. During the year ended December 31, 2016, Mr. Romano received 261 shares of restricted stock, pursuant to the Salary Replacement Program, and an additional 9,892 shares of restricted stock, which vest in one year, as part of Mr. Romano’s board of director compensation. The Company recognized compensation expense of $117 thousand and $99 thousand related to shares granted to Mr. Romano during the years ended December 31, 2017 and 2016, respectively.

Below is a summary of payments the Company received from (paid to) Olympic in the ordinary course of business in its capacity as operator of the wells and platforms for the periods indicated. The Company made and received similar types of payments with other well owners (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue payments as well owners	$(2,673)	$(2,485)	$(4,115)
Joint interest billing receipts	391	323	531

As of December 31, 2017 and 2016, the Company's consolidated balance sheets reflected the following balances relating to Olympic (in thousands):

	Year Ended December 31,
	2017	2016
Accounts Receivable: Joint interest billing	$48	$59
Accounts Payable: Royalties and revenue payable	(442)	(557)

Oaktree Capital Management L.P.

In November 2017, Oaktree Capital Management L.P. ("Oaktree") sold all of its shares of the Company's stock. Mr. James Ford, previously a Managing Director and Portfolio Manager within Oaktree, and a Senior Advisor to Oaktree at the time of sale, has been on the Company’s board of directors since October 1, 2013. Mr. Ford was previously a member of Crimson’s board of directors from February 2005 until the closing of the Merger.

Historically, all cash and equity awards payable to Mr. Ford were instead granted to an affiliate of Oaktree. Beginning October 1, 2016, all cash and equity awards payable to Oaktree for Mr. Ford’s service as a director became payable to him directly. During the year ended December 31, 2017, Mr. Ford directly earned $68 thousand for his service. During the year ended December 31, 2016, Mr. Ford directly earned $18 thousand for his service, and the affiliate of Oaktree earned $48 thousand, as a result of Mr. Ford’s participation. During the year ended December 31, 2017, Mr. Ford received 14,865 shares of restricted stock, which vest 100% on the one-year anniversary of the date of grant, as part of his board of director compensation. During the year ended December 31, 2016, the affiliate of Oaktree received 313 shares of restricted stock, pursuant to the Salary Replacement Program, and an additional 9,892 shares of restricted stock, which also vest in one year, as part of Mr. Ford’s board of director compensation.  During the years ended December 31, 2017 and 2016, the Company recognized compensation expense of $117 thousand and $99 thousand, respectively, related to the shares granted to an affiliate of Oaktree and Mr. Ford.

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

Capitalized Costs Related to Oil and Gas Producing Activities

The following table presents information regarding our net capitalized costs related to oil and gas producing activities as of the date indicated (in thousands):

	December 31,
	2017	2016
Proved oil and gas properties	$1,239,662	$1,188,065
Unproved oil and gas properties	35,243	38,338
	1,274,905	1,226,403
Less accumulated depreciation, depletion, amortization and impairment	(929,210)	(886,303)
Net capitalized costs	$345,695	$340,100

Costs Incurred

The following table presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Property acquisition costs:
Unproved	$6,540	$29,767	$11,453
Proved	—	—	—
Exploration costs	8,158	9,126	29,477
Development costs	45,016	1,890	20,120
Total costs incurred	$59,714	$40,783	$61,050

The following table presents information regarding our share of the net costs incurred by Exaro in the purchase of proved and unproved properties and in exploration and development activities for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Property acquisition costs	$—	$—	$—
Exploration costs	—	—	—
Development costs	429	395	4,503
Total costs incurred	$429	$395	$4,503

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

Proved natural gas and oil reserve quantities at December 31, 2017, 2016, 2015 and 2014, and the related discounted future net cash flows before income taxes are based on estimates prepared by William M. Cobb & Associates, Inc. and Netherland, Sewell & Associates, Inc. All estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

The below table summarizes the Company’s net ownership interests in estimated quantities of proved natural gas, oil and natural gas liquids (“NGLs”) reserves and changes in net proved reserves as of December 31, 2017, 2016, 2015 and 2014, all of which are located in the continental United States.

	Oil and Condensate	NGLs	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MMcfe)
Proved Developed and Undeveloped Reserves as of:
December 31, 2014	8,415	7,509	179,651	275,193
Sale of minerals in place	—	—	—	—
Extensions and discoveries	460	81	543	3,788
Revisions of previous estimates	(3,160)	(1,229)	(31,451)	(57,782)
Production	(924)	(967)	(22,615)	(33,961)
December 31, 2015	4,791	5,394	126,128	187,238
Sale of minerals in place	(250)	(101)	(2,045)	(4,151)
Extensions and discoveries	63	—	—	375
Revisions of previous estimates	(583)	(218)	(927)	(5,730)
Production	(597)	(716)	(18,103)	(25,982)
December 31, 2016	3,424	4,359	105,053	151,750
Sale of minerals in place	—	—	(893)	(893)
Extensions and discoveries	7,159	1,989	8,191	63,076
Revisions of previous estimates	584	(224)	(6,722)	(4,556)
Production	(518)	(517)	(13,910)	(20,123)
December 31, 2017	10,649	5,607	91,719	189,254

Proved Developed Reserves as of:
December 31, 2014	4,114	5,637	150,235	208,734
December 31, 2015	2,869	4,354	113,952	157,288
December 31, 2016	2,158	3,509	95,396	129,399
December 31, 2017	3,364	3,596	82,133	123,895

Proved Undeveloped Reserves as of:
December 31, 2014	4,301	1,872	29,416	66,459
December 31, 2015	1,922	1,040	12,176	29,950
December 31, 2016	1,266	850	9,657	22,351
December 31, 2017	7,285	2,011	9,586	65,359

During the year ended December 31, 2017, our proved reserves increased by approximately 37.5 Bcfe attributable primarily to new additions and extensions related to our drilling program in West Texas and positive revision of reserve estimates due to higher commodity prices, partially offset by 2017 production and a reduction in proved undeveloped reserves required by SEC guidelines for those reserves that are not likely to be drilled within a five year period after those reserves are initially recorded.

During the year ended December 31, 2016, our proved reserves decreased by approximately 35.5 Bcfe attributable primarily to the impact of the dramatic decline in commodity prices on the value and volume of our proved reserves, and in part to the impact of the significant reduction in our capital spending in response to the low and uncertain commodity price environment.

During the year ended December 31, 2015, our proved reserves decreased by approximately 88.0 Bcfe attributable primarily to the impact of the dramatic decline in commodity prices on the value and volume of our proved reserves, and in part to the impact of the significant reduction in our capital spending in response to the low and uncertain commodity price environment.

The below table summarizes the Company’s net ownership interests in estimated quantities of proved natural gas and oil reserves and changes in net proved reserves as of December 31, 2017, 2016, 2015 and 2014, attributable to its Investment in Exaro.

	Oil and	Natural
	Condensate	Gas	Total
	(MBbls)	(MMcf)	(MMcfe)
Proved Developed and Undeveloped Reserves as of:
December 31, 2014	791	65,412	70,158
Sale of minerals in place	—	—	—
Extensions and discoveries	1	120	128
Revisions of previous estimates	(289)	(24,637)	(26,373)
Production	(61)	(4,821)	(5,189)
December 31, 2015	442	36,074	38,724
Sale of minerals in place	—	—	—
Extensions and discoveries	—	—	—
Revisions of previous estimates	(35)	(1,710)	(1,919)
Production	(47)	(3,923)	(4,205)
December 31, 2016	360	30,441	32,600
Sale of minerals in place	—	—	—
Extensions and discoveries	—	—	—
Revisions of previous estimates	6	1,635	1,672
Production	(37)	(3,330)	(3,553)
December 31, 2017	329	28,746	30,719

Proved Developed Reserves as of:
December 31, 2014	529	45,127	48,301
December 31, 2015	442	36,074	38,724
December 31, 2016	360	30,441	32,600
December 31, 2017	325	28,443	30,390

Proved Undeveloped Reserves as of:
December 31, 2014	262	20,285	21,857
December 31, 2015	—	—	—
December 31, 2016	—	—	—
December 31, 2017	4	303	329

During the year ended December 31, 2017, the decrease in Exaro’s proved reserves attributable to our Investment in Exaro was approximately 1.9 Bcfe.

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

Standardized Measure

The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved natural gas and oil reserves as of December 31, 2017, 2016 and 2015 are shown below (in thousands):

	As of December 31,
	2017	2016	2015

Future cash inflows	$877,721	$447,417	$623,014
Future production costs	(243,415)	(154,249)	(200,953)
Future development costs	(138,840)	(51,573)	(69,147)
Future income tax expenses	(3,226)	—	—
Future net cash flows	492,240	241,595	352,914
10% annual discount for estimated timing of cash flows	(236,333)	(75,367)	(103,508)
Standardized measure of discounted future net cash flows	$255,907	$166,228	$249,406

Future cash inflows represent expected revenues from production and are computed by applying certain prices of natural gas and oil to estimated quantities of proved natural gas and oil reserves. Prices are based on the first-day-of-the-month prices for the previous 12 months. As of December 31, 2017, future cash inflows were based on unadjusted prices of $2.98 per MMbtu of natural gas, $49.92 per barrel of oil, and $18.59 per barrel of NGLs. As of December 31, 2016, future cash inflows were based on unadjusted prices of $2.49 per MMbtu of natural gas, $39.72 per barrel of oil, and $13.62 per barrel of NGLs. As of December 31, 2015, future cash inflows were based on unadjusted prices of $2.59 per MMbtu of natural gas, $47.36 per barrel of oil, and $14.41 per barrel of NGLs.

The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved natural gas and oil reserves as of December 31, 2017, 2016 and 2015 attributable to its Investment in Exaro are shown below (in thousands):

	As of December 31,
	2017	2016	2015

Future cash inflows	$102,813	$88,398	$117,211
Future production costs	(60,541)	(55,610)	(65,042)
Future development costs	(2,699)	(2,380)	(2,399)
Future income tax expenses (1)	—	—	—
Future net cash flows	39,573	30,408	49,770
10% annual discount for estimated timing of cash flows	(15,207)	(10,630)	(18,472)
Standardized measure of discounted future net cash flows	$24,366	$19,778	$31,298

(1)	Exaro does not include the effect of income taxes because Exaro is treated as a partnership for tax purposes.

Realized Prices

The average realized prices for the year ended December 31, 2017 production were $2.97 per MCF of gas, $48.90 per barrel of oil, and $22.97 per barrel of NGL. Sales are based on market prices and do not include the effects of realized derivative hedging gains of $1.1 million for the year ended December 31, 2017.

The average realized prices for the year ended December 31, 2016 production were $2.42 per MCF of gas, $38.52 per barrel of oil, and $15.79 per barrel of NGL. Sales are based on market prices and do not include the effects of realized derivative hedging gains of $1.8 million for the year ended December 31, 2016.

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

Change in Standardized Measure

Changes in the standardized measure of future net cash flows relating to proved natural gas and oil reserves are summarized below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Changes in standardized measure due to current year operation:
Sales of natural gas and oil produced during the period, net of production expenses	$(51,359)	$(49,046)	$(78,651)
Extensions and discoveries	69,179	911	8,584
Net change in prices and production costs	57,026	(44,033)	(420,890)
Changes in estimated future development costs	—	10,751	23,771
Revisions in quantity estimates	4,546	(8,236)	(156,249)
Purchase of reserves	—	—	—
Sale of reserves	(235)	(2,509)	—
Accretion of discount	16,623	24,940	79,687
Changes in income taxes	(1,376)	—	148,854
Change in the timing of production rates and other	(4,725)	(15,956)	(3,716)
Net change	89,679	(83,178)	(398,610)
Beginning of year	166,228	249,406	648,016
End of year	$255,907	$166,228	$249,406

During the year ended December 31, 2017, our proved reserves increased by approximately 37.5 Bcfe and our standardized measure increased by approximately $89.7 million. This increase is primarily attributable to the extensions and additions related to our assets in West Texas and positive revisions of reserve estimates due to higher commodity prices, partially offset by decreases  attributable to production and decreases due to the expiration of undeveloped reserves.

During the year ended December 31, 2016, our proved reserves decreased by approximately 35.5Bcfe and our standardized measure decreased by approximately $83.2 million. This decrease is attributable primarily to the impact of the dramatic decline in commodity prices on the value and volume of our proved reserves, and in part to the impact of the significant reduction in our capital spending in response to the low and uncertain commodity price environment.

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

Changes in the standardized measure of future net cash flows relating to proved natural gas and oil reserves attributable to the Company’s investment in Exaro are summarized below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Changes in standardized measure due to current year operation:
Sales of natural gas and oil produced during the period, net of production expenses	$(6,744)	$(5,531)	$(8,745)
Extensions and discoveries	—	—	161
Net change in prices and production costs	9,951	(7,160)	(49,933)
Changes in estimated future development costs	5	—	3,958
Revisions in quantity estimates	1,236	(1,616)	(22,973)
Purchase of reserves	—	—	—
Sale of reserves	—	—	—
Accretion of discount	1,978	3,130	10,061
Changes in income taxes	—	—	—
Change in the timing of production rates and other	(1,838)	(343)	(1,838)
Net change	4,588	(11,520)	(69,309)
Beginning of year	19,778	31,298	100,607
End of year	$24,366	$19,778	$31,298

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Quarterly Results of Operations

The following table sets forth the results of operations by quarter for the fiscal years ended December 31, 2017 and 2016, (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Year ended December 31, 2017:
Revenues	$19,424	$20,276	$18,830	$20,015
Operating Loss (1)	$(5,897)	$(6,285)	$(6,022)	$(5,311)
Net loss attributable to common stock (2)	$885	$(6,034)	$(6,916)	$(5,578)
Net income (loss) per share (3):
Basic:	$0.04	$(0.24)	$(0.28)	$(0.23)
Diluted:	$0.04	$(0.24)	$(0.28)	$(0.23)
Year ended December 31, 2016:
Revenues	$17,582	$19,362	$19,576	$21,663
Operating Loss (1)	$(14,640)	$(12,493)	$(12,843)	$(13,465)
Net loss attributable to common stock (2)	(11,404)	(17,296)	(12,485)	(16,844)
Net loss per share (3):
Basic:	$(0.60)	$(0.90)	$(0.55)	$(0.69)
Diluted:	$(0.60)	$(0.90)	$(0.55)	$(0.69)

(1)

Represents natural gas and oil sales, less operating expenses, exploration expenses, depreciation, depletion and amortization, lease expirations and relinquishments, impairment of natural gas and oil properties and general and administrative expense.

(2)

Represents natural gas and oil sales, less operating expenses, exploration expenses, depreciation, depletion and amortization, lease expirations and relinquishments, impairment of natural gas and oil properties, general and administrative expense, and other income and expense after income taxes.

(3)

The sum of the individual quarterly earnings per share may not agree with year-to-date earnings per share as each quarterly computation is based on the income for that quarter and the weighted average number of common shares outstanding during that quarter.