Form 10-Q
period 2018-03-31
CONTANGO OIL & GAS CO
filed 2018-05-04
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of May 1, 2018 was 25,662,238.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2018

All references in this Quarterly Report on Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and its subsidiaries.

Item 1. Consolidated Financial Statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	March 31,	December 31,
	2018	2017

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net	13,701	13,059
Prepaid expenses	952	1,892
Current derivative asset	736	822
Total current assets	15,389	15,773
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	1,180,083	1,239,662
Unproved properties	36,150	35,243
Other property and equipment	1,272	1,272
Accumulated depreciation, depletion and amortization	(876,972)	(930,220)
Total property, plant and equipment, net	340,533	345,957
OTHER NON-CURRENT ASSETS:
Investments in affiliates	19,170	18,464
Long-term derivative asset	328	—
Deferred tax asset	424	424
Other	716	835
Total other non-current assets	20,638	19,723
TOTAL ASSETS	$376,560	$381,453

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$42,610	$46,755
Current derivative liability	2,047	1,765
Current asset retirement obligations	1,592	2,017
Total current liabilities	46,249	50,537
NON-CURRENT LIABILITIES:
Long-term debt	78,660	85,380
Long-term derivative liability	778	300
Asset retirement obligations	20,455	20,388
Other long term liabilities	3,528	248
Total non-current liabilities	103,421	106,316
Total liabilities	149,670	156,853
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50 million shares authorized, 31,079,584 shares issued and 25,695,797 shares outstanding at March 31, 2018, 30,873,470 shares issued and 25,505,715 shares outstanding at December 31, 2017	1,231	1,223
Additional paid-in capital	303,943	302,527
Treasury shares at cost (5,383,787 shares at March 31, 2018 and 5,367,755 shares at December 31, 2017)	(128,654)	(128,583)
Retained earnings	50,370	49,433
Total shareholders’ equity	226,890	224,600
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$376,560	$381,453

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
REVENUES:
Oil and condensate sales	$8,811	$5,542
Natural gas sales	8,609	11,140
Natural gas liquids sales	3,017	2,742
Total revenues	20,437	19,424
EXPENSES:
Operating expenses	6,927	6,833
Exploration expenses	469	91
Depreciation, depletion and amortization	10,485	11,771
Impairment and abandonment of oil and gas properties	3,327	30
General and administrative expenses	6,726	6,596
Total expenses	27,934	25,321
OTHER INCOME (EXPENSE):
Gain from investment in affiliates, net of income taxes	707	1,784
Gain from sale of assets	9,447	2,940
Interest expense	(1,409)	(759)
Gain (loss) on derivatives, net	(1,032)	3,096
Other income (expense)	879	(88)
Total other income	8,592	6,973
NET INCOME BEFORE INCOME TAXES	1,095	1,076
Income tax provision	(158)	(191)
NET INCOME	$937	$885
NET INCOME PER SHARE:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	24,793	24,607
Diluted	24,841	24,641

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2018	2017

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$937	$885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,485	11,771
Impairment of natural gas and oil properties	3,097	—
Exploration recovery	—	(232)
Gain on sale of assets	(9,447)	(2,940)
Gain from investment in affiliates	(707)	(1,784)
Stock-based compensation	1,424	1,456
Unrealized loss (gain) on derivative instruments	519	(3,275)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable & other receivables	(642)	4,840
Decrease in prepaids	940	991
Increase (decrease) in accounts payable & advances from joint owners	(6,053)	3,869
Decrease in other accrued liabilities	(1,921)	(973)
Increase in income taxes payable, net	158	188
Other	3,279	61
Net cash provided by operating activities	$2,069	$14,857
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	$(16,244)	$(20,807)
Additions to furniture & equipment	—	(14)
Sale of oil & gas properties	20,965	670
Net cash provided by (used) in investing activities	$4,721	$(20,151)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$74,832	$54,963
Repayments under credit facility	(81,551)	(49,595)
Purchase of treasury stock	(71)	(74)
Net cash provided by (used in) financing activities	$(6,790)	$5,294
NET CHANGE IN CASH AND CASH EQUIVALENTS	$—	$—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except number of shares)

Ex
			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
	(unaudited)
Balance at December 31, 2017	25,505,715	$1,223	$302,527	$(128,583)	$49,433	$224,600
Treasury shares at cost	(16,032)	—	—	(71)	—	(71)
Restricted shares activity	206,114	8	(8)	—	—	—
Stock-based compensation	—	—	1,424	—	—	1,424
Net income	—	—	—	—	937	937
Balance at March 31, 2018	25,695,797	$1,231	$303,943	$(128,654)	$50,370	$226,890

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Contango Oil & Gas Company (collectively with its subsidiaries, “Contango” or the “Company”) is a Houston, Texas based, independent oil and natural gas company. The Company’s business is to maximize production and cash flow from its offshore properties in the shallow waters of the Gulf of Mexico (“GOM”) and onshore properties in Texas and Wyoming and to use that cash flow to explore, develop, exploit, increase production from and acquire crude oil and natural gas properties in the onshore West Texas, the Texas Gulf Coast and the Rocky Mountain regions of the United States.

The following table lists the Company’s primary producing areas as of March 31, 2018:

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

(1)

Through a 37% equity investment in Exaro Energy III LLC (“Exaro”). Production associated with this investment is not included in the Company’s reported production results for the quarter ended March 31, 2018.

The Company’s 2018 capital program has focused, and will continue to focus, on the development of the Company’s 16,500 gross operated acres (6,800 net) in the Southern Delaware Basin. Additionally, the Company will continue to identify opportunities for cost efficiencies in all areas of its operations, maintain core leases and continue to identify new resource potential opportunities internally and, where appropriate, through acquisition. Acquisition efforts will typically be focused on areas in which the Company can leverage its geographic and geological expertise to exploit identified drilling opportunities and where the Company can develop an inventory of additional drilling prospects that the Company believes will enable it to grow production and add reserves. The Company will continuously monitor the commodity price environment, including its stability and forecast, and, if warranted, make adjustments to its strategy as the year progresses.

2. Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). Please refer to the notes to the financial statements included in the 2017 Form 10-K for additional details of the Company’s financial condition, results of operations and cash flows. No material items included in those notes have changed except as a result of normal transactions in the interim or as disclosed within this report.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the SEC, including instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the 2017 Form 10-K. The consolidated results of operations for the quarter ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Oil and Gas Properties - Successful Efforts

The Company’s application of the successful efforts method of accounting for the Company’s natural gas and oil exploration and production activities requires judgments as to whether particular wells are developmental or exploratory, since exploratory costs and the costs related to exploratory wells that are determined to not have proved reserves must be expensed whereas developmental costs are capitalized. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver natural gas and oil in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. On occasion, wells are drilled which have targeted geologic structures that are both developmental and exploratory in nature, and in such instances an allocation of costs is required to properly account for the results. Delineation seismic costs incurred to select development locations within a productive natural gas and oil field are typically treated as development costs and capitalized, but often these seismic programs extend beyond the proved reserve areas and therefore management must estimate the portion of seismic costs to expense as exploratory. The evaluation of natural gas and oil leasehold acquisition costs included in unproved properties requires management's judgment of exploratory costs related to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

Impairment of Long-Lived Assets

Pursuant to GAAP, when circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the estimated future undiscounted cash flows based on the Company’s estimate of future reserves, natural gas and oil prices, operating costs and production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair value. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Additionally, the Company may use appropriate market data to determine fair value. During the quarter ended March 31, 2018, the Company recognized $2.3 million in non-cash proved impairment charges related to its Vermilion 170 offshore property. No impairment of proved properties was recognized during the quarter ended March 31, 2017.

Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. The Company recognized impairment expense of approximately $0.8 million for the quarter ended March 31, 2018, related to impairment of certain non-core unproved properties due to expiring leases. The Company recognized no impairment of unproved properties for the quarter ended March 31, 2017.

Net Income Per Common Share

Basic net income per common share is computed by dividing the net income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities, including unexercised stock options, Performance Stock Units and unvested restricted stock, have not been considered when their effect would be antidilutive. For the quarter ended March 31, 2018, the Company excluded 670,210 potentially dilutive securities, as they were antidilutive. For the quarter ended March 31, 2017, the Company excluded 917,737 potentially dilutive securities, as they were antidilutive.

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

Revenue Recognition

Adoption of ASC 606

During the quarter ended March 31, 2018 the Company adopted Accounting Standards Codification 606 – Revenue from Contracts with Customers (“ASC 606”). The Company adopted ASC 606 using the modified retrospective method which allows the Company to apply the new standard to all new contracts entered into after December 31, 2017 and all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance prior to December 31, 2017. The Company identified no material impact on its historical revenues upon initial application of ASC 606, and as such has not recognized any cumulative catch-up effect to the opening balance of the Company’s shareholders’ equity as of January 1, 2018. ASC 606 supersedes previous revenue recognition requirements in ASC 605 and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

Revenue from Contracts with Customers

Sales of oil, condensate, natural gas and natural gas liquids (“NGLs”) are recognized at the time control of the products are transferred to the customer.  Based upon the Company’s current purchasers’ past experience and expertise in the market, collectability is probable, and there have not been payment issues with the Company’s purchasers over the past year or currently.  Generally, the Company’s gas processing and purchase agreements indicate that the processors take control of the gas at the inlet of the plant and that control of residue gas is returned to the Company at the outlet of the plant. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sales of NGLs. The Company delivers oil and condensate to the purchaser at a contractually agreed-upon delivery point at which the purchaser takes custody, title, and risk of loss of the product.

When sales volumes exceed the Company’s entitled share, a production imbalance occurs. If production imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. Production imbalances have not had and currently do not have a material impact on the financial statements, and this did not change with the adoption of ASC 606.

Transaction Price Allocated to Remaining Performance Obligations

Generally, the Company’s contracts have an initial term of one year or longer but continue month to month unless written notification of termination in a specified time period is provided by either party to the contract. The Company has used the practical expedient in ASC 606 which states that the Company is not required to disclose that transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligation is not required.

Contract Balances

The Company receives purchaser statements from the majority of the Company’s customers but there are a few contracts where the Company prepares the invoice. Payment is unconditional upon receipt of the statement or invoice. Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities under ASC 606. The majority of the Company’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the oil or natural gas, and supply and demand conditions. The price of these commodities fluctuates to remain competitive with supply.

Prior Period Performance Obligations

The Company records revenue in the month production is delivered to the purchaser. Settlement statements may not be received for 30 to 90 days after the date production is delivered, and therefore the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. Differences between the Company’s estimates and the actual amounts received for product sales are generally recorded in the following month that payment is received. Any differences between the Company’s revenue estimates and actual revenue received historically have not been significant. The Company has internal controls in place for its revenue estimation accrual process.

Impact of Adoption of ASC 606

The Company has reviewed all of the Company’s natural gas, NGLs, residue gas, condensate and crude oil sales contracts to assess the impact of the provisions of ASC 606. Based upon the Company’s review, there were no required changes to the recording of residue gas or condensate and crude oil contracts. Certain NGL and natural gas contracts would require insignificant changes to the recording of transportation, gathering and processing fees as net to revenue or as an expense. The Company concluded that these minor changes were not material to its operating results on a quantitative or qualitative basis. Therefore, there was no impact to our operating results for the quarter ended March 31, 2018. Going forward, the Company is modifying procedures to its existing internal controls relating to revenue by reviewing for any significant increase in sales level, primarily on gas processing or gas purchasing contracts, on a quarterly basis to monitor the significance of gross revenue versus net revenue and expenses under ASC 606. As under previous revenue guidance, the Company will continue to review all new or modified revenue contracts on a quarterly basis for proper treatment.

Recent Accounting Pronouncements

In January 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-01 – Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The amendments in this update permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements (right of way payments) that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840.  Right of way payments do not have a material impact on the Company’s results of operations and the Company plans to elect the practical expedient to evaluate right of way payments prospectively on adoption of Topic 842.

In February 2016, the FASB issued ASU No. 2016-02: Leases (Topic 842) (ASU 2016 02). The main objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities arising from leases on the balance sheet. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public entities, ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early application is permitted. The Company will continue to assess the impact this may have on its financial position, results of operations and cash flows.

3. Acquisitions and Dispositions

On March 28, 2018, the Company sold its operated Eagle Ford Shale assets located in Karnes County, Texas for a cash purchase price of $21.0 million. The Company recorded a net gain of $9.4 million.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2018. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There have been no transfers between Level 1, Level 2 or Level 3.

Fair value information for financial assets and liabilities was as follows as of March 31, 2018 (in thousands):

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts - assets	$1,064	$—	$1,064	$—
Commodity price contracts - liabilities	$(2,825)	$—	$(2,825)	$—

Derivatives listed above are recorded in “Current derivative asset or liability” and “Long-term derivative asset or liability” on the Company’s consolidated balance sheet and include swaps and costless collars that are carried at fair value. The Company records the net change in the fair value of these positions in "Gain (loss) on derivatives, net" in the Company's consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted markets prices and implied volatility factors related to changes in the forward curves. See Note 5 - "Derivative Instruments" for additional discussion of derivatives.

As of March 31, 2018, the Company's derivative contracts were with certain members of its credit facility lenders which are major financial institutions with investment grade credit ratings which are believed to have minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

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

Impairments

Contango tests proved oil and natural gas properties for impairment when events and circumstances indicate a decline in the recoverability of the carrying value of such properties, such as a downward revision of the reserve estimates or lower commodity prices. The Company estimates the undiscounted future cash flows expected in connection with the oil and gas properties on a field by field basis and compares such future cash flows to the unamortized capitalized costs of the properties. If the estimated future undiscounted cash flows are lower than the unamortized capitalized cost, the capitalized cost is reduced to its fair value. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Additionally, the Company may use appropriate market data to determine fair value. Because these significant fair value inputs are typically not observable, impairments of long-lived assets are classified as a Level 3 fair value measure.

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

As of March 31, 2018, the Company’s natural gas and oil derivative positions consisted of “swaps” and “costless collars”.  Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a purchased put option and a sold call option, which establishes a minimum and maximum price, respectively, that the Company will receive for the volumes under the contract.

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

The following derivative instruments were in place at March 31, 2018 (fair value in thousands):

Commodity	Period	Derivative	Volume/Month	Price/Unit	Fair Value
Natural Gas	Apr 2018 - July 2018	Swap	370,000 MMBtus	$3.07 (1)	462
Natural Gas	Aug 2018 - Oct 2018	Swap	70,000 MMBtus	$3.07 (1)	48
Natural Gas	Nov 2018 - Dec 2018	Swap	320,000 MMBtus	$3.07 (1)	77

Oil	Apr 2018 - June 2018	Swap	20,000 Bbls	$56.40 (2)	(653)
Oil	July 2018 - Oct 2018	Collar	20,000 Bbls	$52.00 - 56.85 (2)	(737)
Oil	Nov 2018 - Dec 2018	Collar	15,000 Bbls	$52.00 - 56.85 (2)	(241)

Oil	Apr 2018 - Dec 2018	Collar	2,000 Bbls	$52.00 - 58.76 (3)	(100)

Oil	Apr 2018 - July 2018	Collar	6,000 Bbls	$58.00 - 68.00 (2)	(35)
Oil	Nov 2018 - Dec 2018	Collar	5,000 Bbls	$58.00 - 68.00 (2)	(5)

Oil	Jan 2019 - Dec 2019	Collar	4,000 Bbls	$52.00 - 59.45 (3)	(105)

Oil	Jan 2019 - Dec 2019	Collar	7,000 Bbls	$50.00 - 58.00 (2)	(472)
		Total net fair value of derivative instruments			$(1,761)

(1)	Based on Henry Hub NYMEX natural gas prices.
(2)	Based on Argus Louisiana Light Sweet crude oil prices.
(3)	Based on West Texas Intermediate crude oil prices.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of March 31, 2018 (in thousands):

	Gross	Netting (1)	Total
Assets	$1,064	$—	$1,064
Liabilities	$(2,825)	$—	$(2,825)

(1)   Represents counterparty netting under agreements governing such derivatives.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of December 31, 2017 (in thousands):

	Gross	Netting (1)	Total
Assets	$1,188	$(1,188)	$—
Liabilities	$(2,431)	$1,188	$(1,243)

(1)   Represents counterparty netting under agreements governing such derivatives.

The following table summarizes the effect of derivative contracts on the consolidated statements of operations for the quarters ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Crude oil contracts	$(588)	$170
Natural gas contracts	75	(349)
Realized loss	$(513)	$(179)

Crude oil contracts	$(284)	$524
Natural gas contracts	(235)	2,751
Unrealized gain (loss)	$(519)	$3,275
Gain (loss) on derivatives, net	$(1,032)	$3,096

6. Stock-Based Compensation

The Company recognized approximately $1.4 million and $1.5 million in stock compensation expense during the quarters ended March 31, 2018 and 2017, respectively, for equity awards granted to its officers, employees and directors. As of March 31, 2018, an additional $5.3 million of compensation expense remained to be recognized over the remaining weighted-average vesting period of 1.9 years. This includes expense related to restricted stock, Performance Stock Units (“PSUs”) and stock options.

Restricted Stock

During the quarter ended March 31, 2018, the Company granted 225,782 shares of restricted common stock, which vest over three years, to executive officers as part of their overall compensation package. The weighted average fair value of the restricted shares granted during the quarter ended March 31, 2018, was $3.57 with a total fair value of approximately $0.8 million with no adjustment for an estimated weighted average forfeiture rate. During the quarter ended March 31, 2018, 19,668 restricted shares were forfeited by former employees. The aggregate intrinsic value of restricted shares forfeited during the quarter ended March 31, 2018 was approximately $164 thousand. Approximately 1.2 million shares remained available for grant under the Amended and Restated 2009 Incentive Compensation Plan as of March 31, 2018, assuming PSUs are settled at 100% of target.

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

Performance Stock Units

During the quarter ended March 31, 2018, the Company granted 190,782 PSUs to executive officers as part of their overall compensation package, at a weighted average fair value of $7.69 per unit. During the quarter ended March 31, 2017, the Company granted 30,000 PSUs to a new employee, at a weighted average fair value of $8.32 per unit. All fair value prices were determined using the Monte Carlo simulation model. During the quarters ended March 31, 2018 and 2017, 16,900 and 23,800 PSUs were forfeited by former employees, respectively. PSUs represent the opportunity to receive shares of the Company's common stock at the time of settlement. The number of shares to be awarded upon settlement of these PSUs may range from 0% to 300% of the number of PSUs awarded contingent upon the achievement of certain share price appreciation targets as compared to a peer group index. The PSUs vest and settlement is determined after a three year period.

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

Stock Options

Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the quarters ended March 31, 2018 and 2017, there was no excess tax benefit recognized.

Compensation expense related to stock option grants are recognized over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. No stock options were granted during the quarters ended March 31, 2018 or 2017.

During the quarter ended March 31, 2018, no stock options were exercised or forfeited. During the quarter ended March 31, 2017, no stock options were exercised and stock options for 14,586 shares of common stock were forfeited by former employees.

7. Other Financial Information

The following table provides additional detail for accounts receivable, prepaid expenses and other, and accounts payable and accrued liabilities which are presented on the consolidated balance sheets (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable:
Trade receivables	$7,407	$6,565
Receivable for Alta Resources Distribution	1,993	1,993
Joint interest billings	3,896	4,030
Income taxes receivable	424	424
Other receivables	762	828
Allowance for doubtful accounts	(781)	(781)
Total accounts receivable	$13,701	$13,059

Prepaid expenses and other:
Prepaid insurance	$429	$1,177
Other	523	715
Total prepaid expenses and other	$952	$1,892

Accounts payable and accrued liabilities:
Royalties and revenue payable	$14,762	$18,181
Advances from partners	2,816	2,243
Accrued exploration and development	12,069	8,400
Trade payables	6,011	9,559
Accrued general and administrative expenses	2,562	2,960
Accrued operating expenses	1,350	1,654
Other accounts payable and accrued liabilities	3,040	3,758
Total accounts payable and accrued liabilities	$42,610	$46,755

Included in the table below is supplemental cash flow disclosures and non-cash investing activities during the quarters ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash payments:
Interest payments	$1,448	$760
Income tax payments	$—	$3
Non-cash investing activities in the consolidated statements of cash flows:
Increase (decrease) in accrued capital expenditures	$3,669	$(5,261)

8. Investment in Exaro Energy III LLC

The Company maintains an ownership interest in Exaro of approximately 37%.

The following table (in thousands) presents condensed balance sheet data for Exaro as of March 31, 2018 and December 31, 2017. The balance sheet data was derived from Exaro’s balance sheet as of March 31, 2018 and December 31, 2017 and was not adjusted to represent the Company’s percentage of ownership interest in Exaro. The Company’s share in the equity of Exaro at March 31, 2018 was approximately $19.1 million.

	March 31, 2018	December 31, 2017
Current assets (1)	$14,993	$17,063
Non-current assets:
Net property and equipment	80,323	82,450
Gas processing deposit	1,150	1,150
Other non-current assets	1,124	390
Total non-current assets	82,597	83,990
Total assets	$97,590	$101,053

Current liabilities	$5,017	$6,199
Non-current liabilities:
Long-term debt	35,893	40,375
Other non-current liabilities	3,909	3,858
Total non-current liabilities	39,802	44,233
Members' equity	52,771	50,621
Total liabilities & members' equity	$97,590	$101,053

(1)	Approximately $10.5 million and $12.8 million of current assets as of March 31, 2018 and December 31, 2017, respectively, is cash.

The following table (in thousands) presents the condensed results of operations for Exaro for the quarters ended March 31, 2018 and 2017. The results of operations for the quarters ended March 31, 2018 and 2017 were derived from Exaro's financial statements for the respective periods. The income statement data below was not adjusted to represent the Company’s ownership interest but rather reflects the results of Exaro as a company. The Company’s share in Exaro’s results of operations recognized for the quarters ended March 31, 2018 and 2017 was a gain of $0.7 million, net of no tax expense, and a gain of $1.8 million, net of no tax expense, respectively.

	Three Months Ended March 31,
	2018	2017
Production:
Oil (thousand barrels)	22	25
Gas (million cubic feet)	1,933	2,308
Total (million cubic feet equivalent)	2,065	2,460

Oil and natural gas sales	$6,883	$9,171
Gain (loss) on derivatives	1,626	2,562
Other gain	—	—
Less:
Lease operating expenses	3,390	3,219
Depreciation, depletion, amortization & accretion	2,407	2,343
General & administrative expense	354	733
Income from continuing operations	2,358	5,438
Net interest expense	(444)	(624)
Net income	$1,914	$4,814

Exaro's results of operations do not include income taxes because Exaro is treated as a partnership for tax purposes.

9. Long-Term Debt

RBC Credit Facility

In October 2013, the Company entered into a $500 million revolving credit facility with Royal Bank of Canada and other lenders (the “RBC Credit Facility”), the maturity of which has been extended by subsequent amendment to October 1, 2019. The borrowing base under the facility is redetermined each November and May. As of March 31, 2018, the borrowing base under the RBC Credit Facility was $115 million. The Company is currently going through the redetermination process, but does not expect any material change that would adversely affect its liquidity.

As of March 31, 2018, the Company had approximately $78.7 million outstanding under the RBC Credit Facility and $1.9 million in outstanding letters of credit. As of December 31, 2017, the Company had approximately $85.4 million outstanding under the RBC Credit Facility and $1.9 million in outstanding letters of credit. As of March 31, 2018, borrowing availability under the RBC Credit Facility was $34.4 million.

The RBC Credit Facility is collateralized by a lien on substantially all the producing assets of the Company and its subsidiaries, including a security interest in the stock of Contango’s subsidiaries and a lien on the Company’s oil and gas properties.

Total interest expense under the RBC Credit Facility, including commitment fees, for the quarter ended March 31, 2018 was approximately $1.4 million. Total interest expense under the RBC Credit Facility, including commitment fees, for the quarter ended March 31, 2017 was approximately $0.8 million.

The RBC Credit Facility contains restrictive covenants which, among other things, restrict the declaration or payment of dividends by Contango and require a Current Ratio of greater than or equal to 1.0 and a Leverage Ratio of less than or equal to 3.50, both as defined in the RBC Credit Facility Agreement. As of March 31, 2018, the Company was in compliance with all financial covenants under the RBC Credit Facility. The RBC Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events.

The weighted average interest rate in effect at March 31, 2018 and December 31, 2017 was 5.4% and 5.2%, respectively. The RBC Credit Facility matures on October 1, 2019, at which time any outstanding balances will be due.

10. Income Taxes

The Company’s income tax provision for continuing operations consists of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Current tax provision:
Federal	$—	$—
State	158	191
Total	$158	$191
Total tax provision:
Federal	$—	$—
State	158	191
Total income tax provision	$158	$191

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that the deferred tax assets will be realized and, therefore, established a full valuation allowance at September 30, 2015. For the quarter ended March 31, 2018, the Company continues to take a full valuation allowance against its deferred tax asset except for the portion attributable to the estimated refundable Alternative Minimum Tax (“AMT”) credit. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

On December 22, 2017, the United States enacted tax reform legislation known as the H.R.1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to existing law. The Company completed the accounting for the effects of the Act during 2017. The Company’s financial statements for the quarter ended March 31, 2018 reflect certain effects of the Act which includes the reduced corporate tax of 21%, elimination of the corporate AMT, limitations on the use of interest expense and net operating losses, accelerated expensing of tangible property, as well as other changes.

11. Related Party Transactions

 Oaktree Capital Management L.P.

In November 2017, Oaktree Capital Management L.P. ("Oaktree") sold all of its shares of the Company’s stock. Mr. James Ford, previously a Managing Director and Portfolio Manager within Oaktree, and a Senior Advisor to Oaktree at the time of sale, has served on the Company’s board of directors since October 1, 2013. Mr. Ford was previously a member of Crimson’s board of directors from February 2005 until the closing of the Merger.

During the quarters ended March 31, 2018 and 2017, Mr. Ford earned $20 thousand and $14 thousand in cash as a result of his board participation, respectively.

No restricted stock was issued to Mr. Ford during the quarters ended March 31, 2018 and 2017.

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

Throughput Contract Commitment

The Company signed a throughput agreement with a third party pipeline owner/operator that constructed a natural gas gathering pipeline in the Company’s Southeast Texas area that allows the Company to defray the cost of building the pipeline itself. The Company currently forecasts that monthly gas volume deliveries through this line in its Southeast Texas area will not meet minimum throughput requirements under the agreement. Without further development in that area, the volume deficiency will continue through the expiration of the throughput commitment in March 2020. The throughput deficiency fee is paid in April of each calendar year. As of March 31, 2018, the Company estimates that the net deficiency fee will be approximately $1.0 million annually for the remaining contract period, based upon forecasted production volumes from existing proved producing reserves only, assuming no future development during this commitment period. As of March 31, 2018, based upon the current commodity price market and the Company’s short term strategic drilling plans, the Company has recorded a $1.8 million loss contingency through

December 31, 2018. The Company will continue to assess this commitment in light of its development plans for this area.

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

Cautionary Statement about Forward-Looking Statements

Certain statements contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should be”, “will be”, “believe”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K and those factors summarized below:

•	our ability to successfully develop our undeveloped acreage in the Southern Delaware Basin and realize the benefits associated therewith;
•	our financial position;
•	our business strategy, including outsourcing;
•	meeting our forecasts and budgets;
•	expectations regarding natural gas and oil markets in the United States;
•	volatility in natural gas, natural gas liquids and oil prices;
•	operational constraints, start-up delays and production shut-ins at both operated and non-operated production platforms, pipelines and natural gas processing facilities;
•	the risks associated with acting as operator of deep high pressure and high temperature wells, including well blowouts and explosions;
•

the risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes, especially in prospects in which we have made a large capital commitment relative to the size of our capitalization structure;

•	the timing and successful drilling and completion of natural gas and oil wells;
•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations, and fund our drilling program;
•	the cost and availability of rigs and other materials, services and operating equipment;
•	timely and full receipt of sale proceeds from the sale of our production;
•	the ability to find, acquire, market, develop and produce new natural gas and oil properties;
•	interest rate volatility;
•	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
•	the need to take impairments on our properties due to lower commodity prices;
•	the ability to post additional collateral for current bonds or comply with new supplemental bonding requirements imposed by the Bureau of Ocean Energy Management;
•	operating hazards attendant to the natural gas and oil business including weather, environmental risks, accidental spills, blowouts and pipeline ruptures, and other risks;
•	downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
•	potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps;
•	actions or inactions of third-party operators of our properties;
•	actions or inactions of third-party operators of pipelines or processing facilities;
•	the ability to retain key members of senior management and key technical employees and to find and retain skilled personnel;

•	strength and financial resources of competitors;
•	federal and state legislative and regulatory developments and approvals (including additional taxes and changes in environmental regulations);
•	worldwide economic conditions;
•	the ability to construct and operate infrastructure, including pipeline and production facilities;
•	the continued compliance by us with various pipeline and gas processing plant specifications for the gas and condensate produced by us;
•	operating costs, production rates and ultimate reserve recoveries of our natural gas and oil discoveries;
•	expanded rigorous monitoring and testing requirements; and
•	the ability to obtain adequate insurance coverage on commercially reasonable terms.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Quarterly Report on Form 10-Q and in our 2017 Form 10-K, previously filed with the Securities and Exchange Commission ("SEC").

Overview

We are a Houston, Texas based, independent oil and natural gas company. Our business is to maximize production and cash flow from our offshore properties in the shallow waters of the Gulf of Mexico (“GOM”) and onshore Texas and Wyoming properties and to use that cash flow to explore, develop, exploit, increase production from and acquire crude oil and natural gas properties in the onshore West Texas, the Texas Gulf Coast and the Rocky Mountain regions of the United States.

The following table lists our primary producing areas as of March 31, 2018:

Location	Formation
Gulf of Mexico	Offshore Louisiana - water depths less than 300 feet
Madison and Grimes counties, Texas	Woodbine (Upper Lewisville)
Pecos County, Texas	Southern Delaware Basin (Wolfcamp)
Other Texas Gulf Coast	Conventional and smaller unconventional formations
Zavala and Dimmit counties, Texas	Buda / Austin Chalk
Weston County, Wyoming	Muddy Sandstone
Sublette County, Wyoming	Jonah Field (1)

(1)	Through a 37% equity investment in Exaro Energy III LLC (“Exaro”). Production associated with this investment is not included in our reported production results for the quarter ended March 31, 2018.

Our 2018 capital program has focused, and will continue to focus, on the development of our 16,500 gross operated acres (6,800 net) in the Southern Delaware Basin. Additionally, we will continue to identify opportunities for cost efficiencies in all areas of our operations, maintain core leases and continue to identify new resource potential opportunities internally and, where appropriate, through acquisition. Acquisition efforts will typically be focused on areas in which we can leverage our geographic and geological expertise to exploit identified drilling opportunities and where we can develop an inventory of additional drilling prospects that we believe will enable us to grow production and add reserves. We will continuously monitor the commodity price environment, including its stability and forecast, and, if warranted, make adjustments to our strategy as the year progresses.

Capital Expenditures

Our Southern Delaware Basin acreage has generated, and is expected to continue to generate, positive returns on our drilling investment in the current commodity price environment. Assuming results are as expected, and market conditions remain favorable, we will continue to drill throughout the year. Until a sustained improvement in commodity prices occurs, we do not currently expect to devote meaningful capital to the development of our other areas, but will devote capital to those areas to fulfill leasehold commitments, preserve core acreage and, where determined appropriate to do so, expand our presence in existing areas. We will continue to make balance sheet strength a priority in 2018 by limiting capital expenditures to a level that can be funded through internally generated cash flow and non-core asset sales. We will continue to evaluate new organic opportunities for growth and will continue to evaluate pursuing stressed or distressed acquisition opportunities that may arise in this low commodity price environment. We retain the flexibility to be more aggressive in our drilling plans should actual results exceed expectations, should commodity prices continue to improve, and/or should we continue to show progress in reducing our drilling and completion costs, thereby making an expansion of our drilling program an appropriate business decision.

Southern Delaware Basin

As of March 31, 2018, we currently estimate that we have close to 400 gross drilling locations across our 16,500 gross operated acres (6,800 net) in the Southern Delaware Basin, initially targeting the Wolfcamp A, Wolfcamp B and Second Bone Spring formations. Substantially all of these locations can accommodate 10,000 foot laterals. Our first five Southern Delaware Basin wells were brought on production during 2017. During the three months ended March 31, 2018, we brought the Ragin Bull #3H and River Rattler #1H wells on production, with average maximum 30 day initial production rates (“IP”) of 1,070 Boed (67% oil) and 1,225 Boed (74% oil), respectively. The River Rattler #1H, our first Wolfcamp B test, has had the best 24-hour IP (1,416 Boed) and 30-day IP of all our wells in the Southern Delaware Basin.  We continue to identify cost efficiencies in our drilling efforts, as evidenced by the fact that these two wells took only 27 days from spud to total measured depth (“TMD”).

In January 2018, we spud the Ragin Bull #2H (49% WI, 37% NRI), our second Wolfcamp B test, approximately 0.6 miles south of the Ragin Bull #3H and 1.6 miles south of the River Rattler #1H.  This well was drilled to a TMD of 20,625 feet and was completed with 59 stages of fracture stimulation in a 10,344 foot lateral. Production began in April 2018 at an initial 24-hour maximum IP rate of 805 Boed (68% oil). This well represents our fastest spud to TMD so far at 26.5 days.

In March 2018, we spud the Sidewinder #1H (49% WI, 37% NRI), the first of two wells to be drilled from a common pad. The Sidewinder was drilled to a TMD of 20,550 feet, including approximately 10,500 feet of lateral into the Wolfcamp A horizon, just south of the Rude Ram #1H Wolfcamp A completion, which has produced 155 MBoe in nine months. The Gunner #3H well (47% WI, 35% NRI) was spud in April 2018 and was drilled to a TMD of 20,167 feet, including a 10,067 foot lateral. This well will be a Wolfcamp B test in the same unit as the Gunner #2H Wolfcamp A completion, which is our best producing well to date having produced approximately 130 MBoe in six months. Both wells from this pad are expected to begin completion operations via a zipper frac strategy in June 2018.

Impairment of Long-Lived Assets

We recognized $2.3 million in impairment of proved properties related to our Vermilion 170 offshore property during the quarter ended March 31, 2018. Under GAAP, an impairment charge is required when the unamortized capital cost of any individual property within the Company’s producing property base exceeds the risked estimated future net cash flows from the proved, probable and possible reserves for that property. We recognized $0.8 million in impairment of unproved properties due to expiring non-core leases for the quarter ended March 31, 2018.

Summary Production Information

Our production for the quarter ended March 31, 2018 was approximately 64% offshore and 36% onshore and was comprised of 65% natural gas, 19% oil and 16% natural gas liquids. Our production for the quarter ended March 31,  2017 was 70% offshore and 30% onshore and was comprised of approximately 72% natural gas, 13% oil and 15% natural gas liquids.

The table below sets forth our average net daily production data in Mmcfe/d for each of our fields for each of the periods indicated:

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Offshore GOM
Dutch and Mary Rose (1)	35.4	36.3	32.2	30.8	29.0
Vermilion 170 (2)	4.6	3.1	4.2	3.5	3.0
South Timbalier 17 (3)	0.5	0.2	0.1	—	—
Southeast Texas (4)	8.6	8.2	7.8	7.5	7.3
South Texas (5)	6.4	5.6	4.6	5.8	5.3
West Texas	0.6	3.3	3.2	3.2	4.5
Other (6)	1.5	1.3	1.1	1.0	0.9
	57.6	58.0	53.2	51.8	50.0

(1)	Includes a 26 day shut in for compressor repair during the three months ended March 31, 2017.
(2)	Includes a decreased production rate of 0.8 Mmcfe/d due to temporary pipeline limitations during the three months ended June 30, 2017.
(3)	South Timbalier 17 ceased production in August 2017.
(4)	Includes Woodbine production from Madison and Grimes counties and conventional production in others.
(5)	Includes Eagle Ford and Buda production from Karnes, Zavala and Dimmit counties, and conventional production in others.
(6)	Includes onshore wells primarily in East Texas and Wyoming.

Other Investments

Jonah Field - Sublette County, Wyoming

Our wholly owned subsidiary, Contaro Company (“Contaro”) currently has a 37% ownership interest in Exaro. As of March 31, 2018, Exaro had 646 wells on production over its 5,760 gross acres (1,040 net), with a working interest between 2.4% and 32.5%. These wells were producing at a rate of approximately 23 Mmcfed, net to Exaro. The operator of these interests has applied for multiple drilling permits for horizontal wells that will be located on parts of our acreage.  Exaro’s working interest in the drilling spacing units for the applied for horizontal wells ranges from 1% to 6%. As of March 31, 2018, the operator has been approved to drill five horizontal wells, in which Exaro has a net working interest of 2.4%. For the quarters ended March 31, 2018 and 2017, we recognized an investment gain of approximately $0.7 million, net of no tax expense, and $1.8 million, net of no tax expense, respectively, as a result of our investment in Exaro. See Note 8 to our Financial Statements - “Investment in Exaro Energy III LLC” for additional details related to this investment.

Results of Operations for the Quarters Ended March 31, 2018 and 2017

The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids ("NGLs") from operations for the quarters ended March 31, 2018 and 2017. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six thousand cubic feet (“Mcf”) of natural gas. Reported operating expenses include production taxes, such as ad valorem and severance taxes.

	Three Months Ended March 31,
	2018	2017	%

Revenues (thousands):
Oil and condensate sales	$8,811	$5,542	59%
Natural gas sales	8,609	11,140	(23)%
NGL sales	3,017	2,742	10%
Total revenues	$20,437	$19,424	5%

Production:
Oil and condensate (thousand barrels)
Offshore GOM	19	22	(14)%
Southeast Texas	34	44	(23)%
South Texas	28	26	8%
West Texas	52	9	478%
Other	7	13	(46)%
Total oil and condensate	140	114	23%
Natural gas (million cubic feet)
Offshore GOM	2,296	3,008	(24)%
Southeast Texas	301	335	(10)%
South Texas	234	328	(29)%
West Texas	46	—	100%
Other	36	57	(37)%
Total natural gas	2,913	3,728	(22)%
Natural gas liquids (thousand barrels)
Offshore GOM	78	84	(7)%
Southeast Texas	26	29	(10)%
South Texas	13	15	(13)%
West Texas	7	—	100%
Other	1	—	100%
Total natural gas liquids	125	128	(2)%
Total (million cubic feet equivalent)
Offshore GOM	2,877	3,646	(21)%
Southeast Texas	660	770	(14)%
South Texas	479	574	(17)%
West Texas	402	56	618%
Other	86	134	(36)%
Total production	4,504	5,180	(13)%

Daily Production:
Oil and condensate (thousand barrels per day)
Offshore GOM	0.2	0.2	(14)%
Southeast Texas	0.4	0.5	(23)%
South Texas	0.3	0.3	8%
West Texas	0.6	0.1	478%
Other	0.1	0.2	(46)%
Total oil and condensate	1.6	1.3	23%

	Three Months Ended March 31,
	2018	2017	%

Natural gas (million cubic feet per day)
Offshore GOM	25.5	33.4	(24)%
Southeast Texas	3.3	3.7	(10)%
South Texas	2.6	3.7	(29)%
West Texas	0.5	—	100%
Other	0.5	0.6	(37)%
Total natural gas	32.4	41.4	(22)%
Natural gas liquids (thousand barrels per day)
Offshore GOM	0.9	0.9	(7)%
Southeast Texas	0.3	0.3	(10)%
South Texas	0.1	0.2	(13)%
West Texas	0.1	—	100%
Other	—	—	100%
Total natural gas liquids	1.4	1.4	(2)%
Total (million cubic feet equivalent per day)
Offshore GOM	32.0	40.5	(21)%
Southeast Texas	7.3	8.6	(14)%
South Texas	5.3	6.4	(17)%
West Texas	4.5	0.6	618%
Other	0.9	1.5	(36)%
Total production	50.0	57.6	(13)%

Average Sales Price:
Oil and condensate (per barrel)	$62.76	$48.71	29%
Natural gas (per thousand cubic feet)	$2.96	$2.99	(1)%
Natural gas liquids (per barrel)	$23.97	$21.36	12%
Total (per thousand cubic feet equivalent)	$4.53	$3.75	21%

Expenses (thousands):
Operating expenses	$6,927	$6,833	1%
Exploration expenses	$469	$91	415%
Depreciation, depletion and amortization	$10,485	$11,771	(11)%
Impairment and abandonment of oil and gas properties	$3,327	$30	* %
General and administrative expenses	$6,726	$6,596	2%
Gain from investment in affiliates (net of taxes)	$707	$1,784	(60)%

Selected data per Mcfe:
Operating expenses	$1.54	$1.32	17%
General and administrative expenses	$1.49	$1.27	17%
Depreciation, depletion and amortization	$2.33	$2.27	3%

* Greater than 1000%

Quarter Ended March 31, 2018 Compared to Quarter Ended March 31, 2017

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

We reported revenues of $20.4 million for the quarter ended March 31, 2018, compared to revenues of $19.4 million for the quarter ended March 31, 2017. The increase in revenues was attributable to higher commodity prices, partially offset by lower production.

Total equivalent production was 50.0 Mmcfed for the quarter ended March 31, 2018, compared to 57.6 Mmcfed in the prior year quarter. This expected year over year decline in equivalent production volumes was mitigated in part by the fact that the percentage of production from higher-value oil and natural gas liquids increased from 28% to 35%.  As the year progresses, that percentage should continue to increase due to our oil-weighted drilling program.

Average Sales Prices

The average equivalent sales price realized for the quarter ended March 31, 2018 was $4.53 per Mcfe compared to $3.75 per Mcfe for the quarter ended March 31,  2017. This increase was attributable primarily to the increase in the realized price of oil to $62.76 per barrel, compared to $48.71 per barrel for the quarter ended March 31, 2017, and to the increase in the realized price of natural gas liquids to $23.97 per barrel, compared to $21.36 per barrel for the quarter ended March 31,  2017. The increase in the average equivalent price also was a result of the increase in oil and liquids as a percentage of total production.

Operating Expenses

Operating expenses for the quarter ended March 31, 2018 were approximately $6.9 million, or $1.54 per Mcfe, compared to $6.8 million, or $1.32 per Mcfe, for the quarter ended March 31,  2017. The table below provides additional detail of operating expenses for the three month periods:

	Three Months Ended March 31,
	2018		2017
	(in thousands)	(per Mcfe)	(in thousands)	(per Mcfe)
Lease operating expenses	$5,044	1.12	$4,648	$ 0.90
Production & ad valorem taxes	782	0.17	659	0.13
Transportation & processing costs	597	0.13	1,041	0.20
Workover costs	504	0.12	485	0.09
Total operating expenses	$6,927	1.54	$6,833	$ 1.32

Production and ad valorem taxes increased for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, primarily as a result of new and increased production in our West Texas area.

Transportation and processing costs decreased by 43% for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, due to lower offshore production and a higher minimum volume charge in 2017 for an ongoing throughput deficiency in our Madisonville Field. See Note 12 to our Financial Statements - “Commitments and Contingencies” for additional details related to this fee.

Impairment Expenses

Impairment expense for the quarter ended March 31, 2018 included a $2.3 million impairment of proved properties related to our Vermilion 170 offshore property and $0.8 million in impairment related to expiring leases of non-core unproved properties. No impairment expense was recorded for the quarter ended March 31, 2017.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the quarter ended March 31, 2018 was approximately $10.5 million, or $2.33 per Mcfe. This compares to approximately $11.8 million, or $2.27 per Mcfe, for the quarter ended March 31, 2017. The lower depletion for the three months ended March 31, 2018 was primarily attributable to lower production.

General and Administrative Expenses

Total general and administrative expenses for the quarter ended March 31, 2018 were approximately $6.7 million, compared to $6.6 million for the quarter ended March 31, 2017. These expenses are primarily related to cash compensation and benefits, stock based compensation, professional fees and office costs.  General and administrative expenses also included approximately $1.4 million and $1.5 million in non-cash stock based compensation, for the current and prior year quarters, respectively.

Gain from Affiliates

For the quarters ended March 31, 2018 and March 31, 2017, we recorded a gain from affiliates of approximately $0.7 million, net of no tax expense, and a gain of $1.8 million, net of no tax expense, respectively, related to our investment in Exaro.

Other Income (Expense)

Other income for the quarter ended March 31, 2018 was $0.9 million, which was primarily related to the accrual of a reimbursement claim under our property and casualty insurance policy. Other expense for the quarter ended March 31, 2017 was $0.1 million.

Capital Resources and Liquidity

During the quarter ended March 31, 2018, we incurred expenditures of $19.5 million on capital projects, including $17.4 million for the drilling and completion of wells in the Southern Delaware Basin and $1.7 million in leasehold acquisition and other non-drilling costs.

Our capital expenditure budget for 2018 was originally forecasted to be approximately $54 million, including $52 million in the Southern Delaware Basin. As of March 31, 2018, our capital expenditure forecast for 2018 has increased to approximately $57 million, including $52 million to drill and/or complete eight to nine wells in our Southern Delaware Basin position and $5 million for non-drilling costs.

Additionally,  we often review acquisitions and prospects presented to us by third parties, and we may decide to invest in one or more of these opportunities. There can be no assurance that we will invest or that any investment we enter into will be successful. These potential investments are not part of our current capital budget and could require us to invest additional capital. Natural gas and oil prices continue to be volatile and our resources may not be sufficient to fund these opportunities.

Cash From Operating Activities

Cash flows from operating activities provided approximately $2.1 million in cash for the quarter ended March 31, 2018 compared to $14.9 million provided by operating activities for the same period in 2017. The table below provides additional detail of cash flows from operating activities for the quarters ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash flows from operating activities, exclusive of changes in working capital accounts	$6,308	$5,881
Changes in operating assets and liabilities	(4,239)	8,976
Net cash provided by operating activities	$2,069	$14,857

Cash From Investing Activities

Cash flows provided by investing activities were $4.7 million for the quarter ended March 31, 2018, as proceeds from asset sales exceeded capital expenditures. We expended $16.2 million in cash capital costs, primarily related to drilling and/or completing wells in the Southern Delaware Basin and acquiring or extending unproved leases  during the quarter ended March 31, 2018, offset by $21.0 million provided by the sale of our properties in Karnes County, Texas. Cash flows used in investing activities for the quarter ended March 31, 2017 were $20.2 million. We expended $20.8 million in cash capital costs,  substantially all of which was used for capital expenditures related to drilling and/or completing wells in the Southern Delaware Basin and acquiring or extending unproved leases during the quarter ended March 31, 2017, partially offset by $0.7 million provided by the sale of our assets in the Bob West North and Escobas areas, in Southeast Texas.

Cash From Financing Activities

Cash flows used in financing activities for the quarter ended March 31, 2018 were approximately $6.8 million, primarily related to repayment of net borrowings under our credit facility. Cash flows provided by financing activities for the quarter ended March 31, 2017 were approximately $5.3 million, primarily related to net borrowings under our credit facility.

RBC Credit Facility

In October 2013, we entered into a four-year $500 million secured revolving credit facility with Royal Bank of Canada and other lenders (“RBC Credit Facility”),  the maturity of which has been extended by subsequent amendment to October 1, 2019. The borrowing base is redetermined each November and May. As of March 31, 2018, the borrowing base under the RBC Credit Facility was $115 million. We are currently going through the redetermination process, but do not expect any material change that would adversely affect our liquidity.

The RBC Credit Facility contains restrictive covenants which, among other things, restrict the declaration or payment of dividends by Contango and require a Current Ratio of greater than or equal to 1.0 and a Leverage Ratio of less than or equal to 3.50, both as defined in the RBC Credit Facility Agreement. As of March 31, 2018, we were in compliance with all covenants under the RBC Credit Facility. The RBC Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events.

Application of Critical Accounting Policies and Management’s Estimates

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Note 2 to our Financial Statements – “Summary of Significant Accounting Policies” of this report and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Application of Critical Accounting Policies and Management’s Estimates” in our 2017 Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 to our Financial Statements – “Summary of Significant Accounting Policies.”

Off Balance Sheet Arrangements

We may enter into off-balance sheet arrangements that can give rise to off-balance sheet obligations. As of March 31, 2018, the primary off-balance sheet arrangements that we have entered into are operating lease agreements, which are customary in the oil and gas industry. Other than the off-balance sheet arrangements shown under operating leases in the commitments and contingencies table included in our 2017 Form 10-K, we have no other off-balance sheet arrangements that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We are exposed to various risks including energy commodity price risk for our natural gas and oil production. When oil, natural gas and natural gas liquids prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. Our major commodity price risk exposure is to the prices received for our oil, natural gas and natural gas liquids production. Realized commodity prices received for our production are tied to the spot prices applicable to natural gas and crude oil at the applicable delivery points. Prices received for oil, natural gas and natural gas liquids are volatile and unpredictable. For the quarter ended March 31, 2018, a 10% fluctuation in the prices received for natural gas and oil production would have had an approximate $2.0 million impact on our revenues, respectively.

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

We have also been exposed to interest rate risk on our variable interest rate debt. If interest rates increase, our interest expense would increase and our available cash flow would decrease. Currently, we do not have any derivative contracts to reduce the exposure to market rate fluctuations. At March 31, 2018, we did not have any open positions that converted our variable interest rate debt to fixed interest rates. We continue to monitor our risk exposure as we incur future indebtedness at variable interest rates and will look to continue our risk management policy as situations present themselves.

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

As of March 31, 2018, our total long-term debt was $78.7 million, which bears interest at a floating or market interest rate that is tied to the prime rate or LIBOR. Fluctuations in market interest rates will cause our annual interest costs to fluctuate. During the quarter ended March 31, 2018, our effective rates fluctuated between 4.9% and 8.0%, depending on the term of the specific debt drawdowns. At March 31, 2018, we did not have any outstanding interest rate swap agreements. As of March 31, 2018, the weighted average interest rate on our variable rate debt was 5.40% per year. Assuming our current level of borrowings, a 100 basis point increase in the interest rates we pay under our RBC Credit Facility would result in an increase of our interest expense by $0.2 million for the three month period.

Other Financial Instruments

As of March 31, 2018, we had no cash or cash equivalents based on our cash management policy. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate and credit rating risk. Fixed-rate securities may have their fair market value adversely impacted because of changes in interest rates and credit ratings. Additionally, the value of our investments may be impaired temporarily or permanently. Due in part to these factors, our investment income may decline and we may suffer losses in principal. Currently, we do not use any derivative or other financial instruments or derivative commodity instruments to hedge any market risks, including changes in interest rates or credit ratings, and we do not plan to employ these instruments in the future. Because of the nature of the issuers of the securities that we invest in, we do not believe that we have any cash flow exposure arising from changes in credit ratings. Based on a sensitivity analysis performed on the financial instruments held as of March 31, 2018, an immediate 10% change in interest rates would result in a $0.4 million change on our near-term financial condition or results of operations.

Item 4. Controls and Procedures

Our President and Chief Executive Officer, together with our Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Based upon that evaluation, the Company’s management concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the adoption of Accounting Standard Codification 606, Revenue from Contracts with Customers (“ASC 606”), did require the implementation of new accounting processes, which changed the Company's internal controls relating to revenue by reviewing new contracts or modifications to existing contracts, as well as any significant increase in sales level on a quarterly basis to monitor the significance of ASC 606 going forward.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 12 to our Financial Statements – “Commitments and Contingencies.”

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2017;

The 2015 final rule attempting to clarify federal jurisdiction under the Clean Water Act over waters of the United States has had its implementation date extended to February 2020, while lawsuits challenging the 2015 rule resume in federal district court.

In June 2015, the U.S. Environmental Protection Agency (“EPA”) and the U.S. Army Corps of Engineers (“Corps”) published a final rule outlining their position on federal jurisdictional reach over waters of the United States, including jurisdictional wetlands, but legal challenges to this rule followed, and the rule was stayed nationwide, pending resolution of the court challenges. In January 2017, the U.S. Supreme Court accepted review of the rule to determine whether jurisdiction rests with the federal district or appellate courts and, in a decision issued in January 2018, held that legal challenges of the rule must be heard at the district rather than appellate court level. The stay on the 2015 rule was lifted in February 2018 and, in March 2018, a judge resumed a lawsuit in which a North Dakota-led coalition of states are challenging the June 2015 rule. Notwithstanding legal challenges to the 2015 rule, the EPA and the Corps published a final rule in February 2018 specifying that the contested 2015 rule would not take effect until February 6, 2020. As a result, future implementation of the 2015 rule is uncertain at this time. To the extent the 2015 rule or a revised rule expands the scope of the CWA’s jurisdiction in areas where we operate, it could impose additional permitting obligations on our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased the following shares from employees during the quarter ended March 31, 2018 for the payment of withholding taxes due on shares of restricted stock that vested and were issued under its stock-based compensation plans:

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price Paid	Purchased as Part of	of Shares that may yet
Period	Shares Purchased	Per Share	Publicly Announced Program	be Purchased Under Program

January 2018	6,439	$5.60	—	—
February 2018	—	$—	—	—
March 2018	9,593	$3.60	—	—

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

10.1

Fourth Amendment and Waiver to Credit Agreement among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders signatory thereto (filed as Exhibit 10.21 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 9, 2018, and incorporated by reference herein).

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

CONTANGO OIL & GAS COMPANY

Date: May 4, 2018	By:	/S/ ALLAN D. KEEL
Allan D. Keel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2018	By:	/S/ E. JOSEPH GRADY
E. Joseph Grady
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2018	By:	/S/ DENISE DUBARD
Denise DuBard
Chief Accounting Officer and Controller
(Principal Accounting Officer)