Form 10-Q
period 2019-03-31
CONTANGO OIL & GAS CO
filed 2019-05-08
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.04 per share	MCF	NYSE American

The total number of shares of common stock, par value $0.04 per share, outstanding as of May 3, 2019 was 34,400,594.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2019

All references in this Quarterly Report on Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and its subsidiaries.

Item 1. Consolidated Financial Statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	March 31,	December 31,
	2019	2018

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net	11,530	11,531
Prepaid expenses	468	1,303
Current derivative asset	1,371	4,600
Other current assets	112	—
Total current assets	13,481	17,434
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	1,096,714	1,095,417
Unproved properties	35,538	34,612
Other property and equipment	1,331	1,314
Accumulated depreciation, depletion and amortization	(905,437)	(898,169)
Total property, plant and equipment, net	228,146	233,174
OTHER NON-CURRENT ASSETS:
Investments in affiliates	6,053	5,743
Deferred tax asset	—	424
Other non-current assets	352	357
Total other non-current assets	6,405	6,524
TOTAL ASSETS	$248,032	$257,132

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$32,188	$39,506
Current derivative liability	839	422
Current asset retirement obligations	1,373	1,329
Current portion of long-term debt	65,552	60,000
Total current liabilities	99,952	101,257
NON-CURRENT LIABILITIES:
Long-term debt	—	—
Asset retirement obligations	12,108	12,168
Other long term liabilities	3,421	3,318
Total non-current liabilities	15,529	15,486
Total liabilities	115,481	116,743
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 50 million shares authorized, 39,925,092 shares issued and 34,416,727 shares outstanding at March 31, 2019, 39,617,442 shares issued and 34,158,492 shares outstanding at December 31, 2018	1,585	1,573
Additional paid-in capital	340,935	339,981
Treasury shares at cost (5,508,365 shares at March 31, 2019 and 5,458,950 shares at December 31, 2018)	(129,216)	(129,030)
Retained earnings (deficit)	(80,753)	(72,135)
Total shareholders’ equity	132,551	140,389
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$248,032	$257,132

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
REVENUES:
Oil and condensate sales	$6,406	$8,811
Natural gas sales	5,642	8,609
Natural gas liquids sales	1,963	3,017
Total revenues	14,011	20,437
EXPENSES:
Operating expenses	5,192	6,927
Exploration expenses	224	469
Depreciation, depletion and amortization	7,556	10,485
Impairment and abandonment of oil and gas properties	587	3,327
General and administrative expenses	5,005	6,726
Total expenses	18,564	27,934
OTHER INCOME (EXPENSE):
Gain from investment in affiliates, net of income taxes	30	707
Gain (loss) from sale of assets	(12)	9,447
Interest expense	(1,092)	(1,409)
Loss on derivatives, net	(2,878)	(1,032)
Other income (expense)	(86)	879
Total other income (expense)	(4,038)	8,592
NET INCOME (LOSS) BEFORE INCOME TAXES	(8,591)	1,095
Income tax provision	(27)	(158)
NET INCOME (LOSS)	$(8,618)	$937
NET INCOME (LOSS) PER SHARE:
Basic	$(0.26)	$0.04
Diluted	$(0.26)	$0.04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	33,770	24,793
Diluted	33,770	24,841

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2019	2018

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,618)	$937
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	7,556	10,485
Impairment of natural gas and oil properties	483	3,097
Deferred income taxes	424	—
Loss (gain) on sale of assets	12	(9,447)
Gain from investment in affiliates	(30)	(707)
Stock-based compensation	1,052	1,424
Unrealized loss on derivative instruments	3,646	519
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable & other receivables	146	(642)
Decrease in prepaids	835	940
Decrease in accounts payable & advances from joint owners	(4,299)	(6,053)
Decrease in other accrued liabilities	(826)	(1,921)
Increase in income taxes receivable, net	(424)	—
Increase in income taxes payable, net	27	158
Other	(123)	3,279
Net cash provided by (used in) operating activities	$(139)	$2,069
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	$(5,124)	$(16,244)
Additions to furniture & equipment	(17)	—
Sale of oil & gas properties	—	20,965
Net cash provided by (used in) investing activities	$(5,141)	$4,721
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$37,025	$74,832
Repayments under credit facility	(31,473)	(81,551)
Net costs from equity offering	(86)	—
Purchase of treasury stock	(186)	(71)
Net cash provided by (used in) financing activities	$5,280	$(6,790)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$—	$—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2019

(in thousands, except number of shares)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
	(unaudited)
Balance at December 31, 2018	34,158,492	$1,573	$339,981	$(129,030)	$(72,135)	$140,389
Equity offering costs	—	—	(86)	—	—	(86)
Treasury shares at cost	(49,415)	—	—	(186)	—	(186)
Restricted shares activity	307,650	12	(12)	—	—	—
Stock-based compensation	—	—	1,052	—	—	1,052
Net loss	—	—	—	—	(8,618)	(8,618)
Balance at March 31, 2019	34,416,727	$1,585	$340,935	$(129,216)	$(80,753)	$132,551

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2018

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

The following table lists the Company’s primary producing areas as of March 31, 2019:

Location	Formation
Gulf of Mexico	Offshore Louisiana - water depths less than 300 feet
Southern Delaware Basin, Pecos County, Texas	Wolfcamp
Madison and Grimes counties, Texas	Woodbine (Upper Lewisville)
Zavala and Dimmit counties, Texas	Buda / Eagle Ford / Georgetown
San Augustine County, Texas	Haynesville shale, Mid Bossier shale and James Lime formations
Other Texas Gulf Coast	Conventional and smaller unconventional formations
Weston County, Wyoming	Muddy Sandstone
Sublette County, Wyoming	Jonah Field (1)

(1)

Through a 37% equity investment in Exaro Energy III LLC (“Exaro”). Production associated with this investment is not included in the Company’s reported production results for all periods shown in this report.

The Company has recently been focused on the development of its Southern Delaware Basin acreage in Pecos County, Texas, which is expected to continue to generate positive returns on its drilling investment in the current price environment. As of March 31, 2019, the Company was producing from twelve wells over its 17,700 gross operated (8,200 total net) acre position in this West Texas area,  prospective for the Wolfcamp A, Wolfcamp B and Second Bone Spring formations.

The Company currently expects this acreage in West Texas to be the primary focus of its drilling program for 2019. Until a sustained improvement in commodity prices occurs, the Company will commit drilling capital to West Texas, and other areas, only to fulfill leasehold commitments, preserve core acreage and, where determined appropriate to do so, expand its presence in those existing areas. The Company will continue to make balance sheet strength a priority in 2019 by limiting capital expenditures to a level that can be funded through internally generated cash flow and non-core asset sales.  Throughout all this, the Company will continue to identify opportunities for cost reductions and operating efficiencies in all areas of its operations, while also searching for new resource acquisition opportunities. Acquisition efforts will be focused on areas in which the Company can leverage its geological and operational experience and expertise to exploit identified drilling opportunities and where it can develop an inventory of additional drilling prospects that the Company believes will enable it to economically grow production and add reserves.

2. Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). Please refer to the notes to the financial statements included in the 2018 Form 10-K for additional details of the Company’s financial condition, results of operations and cash flows. No material items included in those notes have changed except as a result of normal transactions in the interim or as disclosed within this report.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the SEC, including instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the 2018 Form 10-K. These unaudited interim consolidated results of operations for the quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

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

Liquidity and Going Concern

Over the past several months, the Company has been in discussions with its current lenders and other sources of capital regarding a possible refinancing and/or replacement of its Credit Facility (as defined in Note 10 – “Indebtedness”), which matures on October 1, 2019. The refinancing or replacement of the Credit Facility could be made in conjunction with an issuance of unsecured or non-priority secured debt or preferred or common equity, non-core property monetization, potential monetization of certain midstream and/or water handling facilities, or a combination of the foregoing. These discussions have included a possible new, replacement or extended credit facility that would be expected to provide additional borrowing capacity for future capital expenditures. There is no assurance, however, that such discussions will result in a refinancing of the Credit Facility on acceptable terms, if at all, or provide any specific amount of additional liquidity for future capital expenditures. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include adjustments that might result from the outcome of the uncertainty, including any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Impairment of Long-Lived Assets

Pursuant to GAAP, when circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the estimated future undiscounted cash flows based on the Company’s estimate of future reserves, natural gas and oil prices, operating costs and production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair value. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Additionally, the Company may use appropriate market data to determine fair value. No impairment of proved properties was recognized during the quarter ended March 31, 2019. During the quarter ended March 31, 2018, the Company recognized $2.3 million in non-cash proved property impairment charges related to its Vermilion 170 offshore property, which was subsequently sold effective December 1, 2018.

Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. The Company recognized impairment expense of approximately $0.5 million and approximately $0.8 million for quarters ended March 31, 2019 and 2018, respectively, related to impairment of certain non-core unproved properties primarily due to expiring leases.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities, including unexercised stock options, performance stock units and unvested restricted stock, have not been considered when their effect would be antidilutive. For the quarter ended March 31, 2019, the Company excluded 526,309 shares or units of potentially dilutive securities, as they were antidilutive. For the quarter ended March 31, 2018, the Company excluded 670,210 shares or units of potentially dilutive securities, as they were antidilutive.

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

Revenue Recognition

Adoption of ASC 606

As of January 1, 2018, the Company adopted Accounting Standards Codification Topic 606 – Revenue from Contracts with Customers (“ASC 606”), which supersedes the revenue recognition requirements and industry-specific guidance under Accounting Standards Codification Top 605 – Revenue Recognition (“ASC 605”). The Company adopted ASC 606 using the modified retrospective method which allows the Company to apply the new standard to all new contracts entered into after December 31, 2017 and all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance prior to December 31, 2017. The Company identified no material impact on its historical revenues upon initial application of ASC 606, and as such has not recognized any cumulative catch-up effect to the opening balance of the Company’s shareholders’ equity as of January 1, 2018. ASC 606 supersedes previous revenue recognition requirements in ASC 605 and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

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

Contract Balances

The Company receives purchaser statements from the majority of its customers, but there are a few contracts where the Company prepares the invoice. Payment is unconditional upon receipt of the statement or invoice. Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities under ASC 606. The majority of the Company’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the oil or natural gas, and supply and demand conditions. The price of these commodities fluctuates to remain competitive with supply.

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

Impact of Adoption of ASC 606

The Company has reviewed all of its natural gas, NGLs, residue gas, condensate and crude oil sales contracts to assess the impact of the provisions of ASC 606. Based upon the Company’s review, there were no required changes to the recording of residue gas or condensate and crude oil contracts. Certain NGL and natural gas contracts would require insignificant changes to the recording of transportation, gathering and processing fees as net to revenue or as an expense. The Company concluded that these minor changes were not material to its operating results on a quantitative or qualitative basis. Therefore, there was no impact to its results of operations for the quarter ended March 31, 2019. The Company has modified procedures to its existing internal controls relating to revenue by reviewing for any significant increase in sales level, primarily on gas processing or gas purchasing contracts, on a quarterly basis to monitor the significance of gross revenue versus net revenue and expenses under ASC 606. As under previous revenue guidance, the Company will continue to review all new or modified revenue contracts on a quarterly basis for proper treatment.

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

3. Acquisitions and Dispositions

On March 28, 2018, the Company sold its operated Eagle Ford Shale assets located in Karnes County, Texas for a cash purchase price of $21.0 million. The Company recorded a net gain of $9.4 million, prior to final closing adjustments.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2019. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There have been no transfers between Level 1,  Level 2 or Level 3.

Fair value information for financial assets and liabilities was as follows as of March 31, 2019 (in thousands):

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts - assets	$1,371	$—	$1,371	$—
Commodity price contracts - liabilities	$(839)	$—	$(839)	$—

Derivatives listed above are recorded in “Current derivative asset or liability” on the Company’s consolidated balance sheet and include swaps and costless collars that are carried at fair value. The Company records the net change in the fair value of these positions in "Loss on derivatives, net" in its consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted market prices and implied volatility factors related to changes in the forward curves. See Note 5 - "Derivative Instruments" for additional discussion of derivatives.

As of March 31, 2019, the Company's derivative contracts were all with certain members of its Credit Facility lending group, which are major financial institutions with investment grade credit ratings which are believed to have minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

Estimates of the fair value of financial instruments are made in accordance with the requirements of Accounting Standards Codification Topic 825, Financial Instruments. The estimated fair value amounts are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company's Credit Facility approximates carrying value because the facility interest rate approximates current market rates and is reset at least every quarter. See Note 10 - "Indebtedness" for further information.

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

As of March 31, 2019, the Company’s natural gas and oil derivative positions consisted of swaps and costless collars.  Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a purchased put option and a sold call option, which establishes a minimum and maximum price, respectively, that the Company will receive for the volumes under the contract.

It is the Company's policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competent and competitive market makers. The Company does not post collateral, nor is it exposed to potential margin calls, under any of these contracts, as they are secured under the Credit Facility. See Note 10 – “Indebtedness” for further information regarding the Credit Facility.

The Company has elected not to designate any of its derivative contracts for hedge accounting. Accordingly, derivatives are carried at fair value on the consolidated balance sheets as assets or liabilities, with the changes in the fair value included in the consolidated statements of operations for the period in which the change occurs. The Company records the net change in the mark-to-market valuation of these derivative contracts, as well as all payments and receipts on settled derivative contracts, in “Loss on derivatives, net” on the consolidated statements of operations.

As of March 31, 2019, the following financial derivative instruments were in place (fair value in thousands):

Commodity	Period	Derivative	Volume/Month		Price/Unit				Fair Value
Natural Gas	April 2019 - July 2019	Swap	600,000	Mmbtus	$2.75			(1)	$98
Natural Gas	Aug 2019 - Oct 2019	Swap	100,000	Mmbtus	$2.75			(1)	$(14)
Natural Gas	Nov 2019 - Dec 2019	Swap	500,000	Mmbtus	$2.75			(1)	$(170)

Oil	April 2019 - Dec 2019	Collar	7,000	Bbls	$50.00	-	58.00	(2)	$(499)
Oil	April 2019 - Dec 2019	Collar	4,000	Bbls	$52.00	-	59.45	(3)	$(103)
Oil	April 2019 - June 2019	Collar	12,000	Bbls	$70.00	-	76.25	(3)	$350

Oil	April 2019 - July 2019	Swap	6,000	Bbls	$66.10			(3)	$137

Oil	July 2019	Swap	12,000	Bbls	$72.10			(3)	$138
Oil	Aug 2019 - Oct 2019	Swap	9,000	Bbls	$72.10			(3)	$311
Oil	Nov 2019 - Dec 2019	Swap	12,000	Bbls	$72.10			(3)	$284
		Total net fair value of derivative instruments							$532

(1)	Based on Henry Hub NYMEX natural gas prices.
(2)	Based on Argus Louisiana Light Sweet crude oil prices.
(3)	Based on West Texas Intermediate crude oil prices.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of March 31, 2019 (in thousands):

	Gross	Netting (1)	Total
Assets	$1,371	$—	$1,371
Liabilities	$(839)	$—	$(839)

(1)   Represents counterparty netting under agreements governing such derivatives.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of December 31, 2018 (in thousands):

	Gross	Netting (1)	Total
Assets	$4,600	$—	$4,600
Liabilities	$(422)	$—	$(422)

(1)   Represents counterparty netting under agreements governing such derivatives.

The following table summarizes the effect of derivative contracts on the consolidated statements of operations for the quarters ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Crude oil contracts	$655	$(588)
Natural gas contracts	113	75
Realized gain (loss)	$768	$(513)

Crude oil contracts	$(3,443)	$(284)
Natural gas contracts	(203)	(235)
Unrealized loss	$(3,646)	$(519)
Loss on derivatives, net	$(2,878)	$(1,032)

In May 2019, the Company entered into the following additional financial derivative contracts with a third party counterparty under an unsecured line of credit with no margin call provisions:

Commodity	Period	Derivative	Volume/Month		Price/Unit
Natural Gas	Jan 2020 - March 2020	Swap	425,000	Mmbtus	$2.84	(1)

Natural Gas	April 2020 - July 2020	Swap	400,000	Mmbtus	$2.53	(1)
Natural Gas	Aug 2020 - Oct 2020	Swap	40,000	Mmbtus	$2.53	(1)

Natural Gas	Nov 2020 - Dec 2020	Swap	375,000	Mmbtus	$2.70	(1)

Oil	May 2019 - Dec 2019	Swap	2,400	Bbls	$61.72	(2)

Oil	Jan 2020 - June 2020	Swap	22,000	Bbls	$57.74	(2)
Oil	July 2020 - Dec 2020	Swap	15,000	Bbls	$57.74	(2)

(1)	Based on Henry Hub NYMEX natural gas prices.
(2)	Based on West Texas Intermediate crude oil prices.

In May 2019, the Company also entered into a costless swap agreement with a Mid-Cushing oil differential swap price of $0.05 per barrel of crude oil. The agreement fixes the Company’s exposure to that differential on 12,000 barrels of crude oil per month for January 2020 through June 2020 and 10,000 barrels per month for July 2020 through December 2020.

6. Stock-Based Compensation

Restricted Stock

During the quarter ended March 31, 2019, the Company granted 307,650 shares of restricted common stock, which vest over three years, to employees and executive officers as part of their overall compensation package. The weighted average fair value of the restricted shares granted during the quarter ended March 31, 2019, was $3.20 per share, with a total fair value of approximately $1.0 million and no adjustment for an estimated weighted average forfeiture rate. There were no forfeitures of restricted stock during the quarter ended March 31, 2019.  The Company recognized approximately $1.0 million in restricted stock compensation expense during the quarter ended March 31, 2019 related to restricted stock granted to its officers, employees and directors. As of March 31, 2019, an additional $1.9 million of compensation expense related to restricted stock remained to be recognized over the remaining weighted-average vesting period of 2.0 years.  Approximately 1.2 million shares remained available for grant under the Second Amended and Restated 2009 Incentive Compensation Plan as of March 31, 2019, assuming PSUs (as defined below) are settled at 100% of target.

During the quarter ended March 31, 2018, the Company granted 225,782 shares of restricted common stock, which vest over three years, to executive officers as part of their overall compensation package. The weighted average fair value of the restricted shares granted during the quarter ended March 31, 2018, was $3.57 per share,  with a total fair value of approximately $0.8 million and no adjustment for an estimated weighted average forfeiture rate. During the quarter ended March 31, 2018,  19,668 restricted shares were forfeited by former employees. The aggregate intrinsic value of restricted shares forfeited during the quarter ended March 31, 2018 was approximately $0.2 million.  The Company recognized approximately $1.0 million in restricted stock compensation expense during the quarter ended March 31, 2018 related to restricted stock granted to its officers, employees and directors.

Performance Stock Units

Performance stock units (“PSUs”) represent the opportunity to receive shares of the Company's common stock at the time of settlement. The number of shares to be awarded upon settlement of these PSUs may range from 0% to 300% of the targeted number of PSUs stated in the agreement, contingent upon the achievement of certain share price appreciation targets as compared to a peer group index. The PSUs vest and settlement is determined after a three year period.

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

During the quarter ended March 31, 2019, the Company granted 117,105 PSUs to executive officers and employees as part of their overall compensation package, which will be measured between January 1, 2019 and December 31, 2021, and were valued at a weighted average fair value of $6.42 per unit. All fair value prices were determined using the Monte Carlo simulation model. During the quarter ended March 31, 2019,  49,773 PSUs were forfeited due to the resignations of the Company’s former Senior Vice President of Exploration and Senior Vice President of Operations and Engineering in February 2019. The Company only recognized approximately $14 thousand in stock compensation expense related to PSUs during the quarter ended March 31, 2019, primarily due to the expiration of PSUs which failed to meet their target as of December 31, 2018 and the above referenced forfeitures. As of March 31, 2019, an additional $1.5 million of compensation expense related to PSUs remained to be recognized over the remaining weighted-average vesting period of 2.2 years.

During the quarter ended March 31, 2018, the Company granted 190,782 PSUs to executive officers as part of their overall compensation package, which will be measured between January 1, 2018 and December 31, 2020, and were valued at a weighted average fair value of $7.69 per unit. All fair value prices were determined using the Monte Carlo simulation model. During the quarter ended March 31, 2018, 16,900 PSUs were forfeited by former employees.  The Company recognized approximately $0.4 million in stock compensation expense related to PSUs during the quarter ended March 31, 2018.

Stock Options

Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the quarters ended March 31, 2019 and 2018, there was no excess tax benefit recognized.

Compensation expense related to stock option grants are recognized over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. No stock options were granted during the quarters ended March 31, 2019 or 2018.

During the quarter ended March 31, 2019,  no stock options were exercised and  stock options for 12,052 shares were forfeited by former employees. During the quarter ended March 31, 2018,  no stock options were exercised or forfeited.

7. Leases

As of January 1, 2019, the Company adopted Accounting Standards Codification Topic 842 – Leases (“ASC 842”), which requires lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term on the Company’s consolidated balance sheet. Expanded disclosures with additional qualitative and quantitative information are also required.

ASC 842 contains several optional practical expedients upon adoption, one of which is referred to as the “package of three practical expedients”. The expedients must be taken together and allow entities to: (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases. The Company elected to apply this practical expedient package to all of its leases upon adoption. The Company also chose to implement the “short-term accounting policy election” which allows the Company to not include leases with an initial term of twelve months or less on the balance sheet. The Company recognizes payments on these leases within “Operating expenses” on its consolidated statement of operations. ASC 842 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to apply ASC 842 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. For new leases, the Company will determine if an arrangement is or contains a lease at inception. The Company has elected to combine and account for lease and non-lease contract components as a lease. Leases are included as right-of-use assets within “Other current assets” and “Other non-current assets” and a lease liability within “Accounts payable and accrued liabilities” and “Other long term liabilities” on the Company’s consolidated balance sheet.

As of January 1, 2019, the majority of the Company’s operating leases were for field equipment, such as compressors. The adoption of ASC 842 did not have a material effect on the Company’s financial results or disclosures.  Most of the Company’s compressor contracts are on a month-to-month basis, and while it is probable the contract will be renewed on a monthly basis, the compressors can be easily substituted or cancelled be either party, with minimal penalties.  Leases with these terms are not included on the Company’s balance sheet and are recognized on the statement of operations on a straight-line basis over the lease term.  During the quarter ended March 31, 2019, the Company entered into three new compressor contracts, with lease terms of twelve months or more, which qualify as operating leases under the new standard. The Company’s consolidated balance sheet as of March 31, 2019 includes a right of use asset of $0.2 million and lease liability of $0.2 million for these new operating leases. There were no cash payments related to these new operating leases during the quarter ended March 31, 2019.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. For operating leases existing prior to January 1, 2019, the incremental borrowing rate as of January 1, 2019 was used for the remaining lease term.

The weighted average discount rate and weighted average remaining lease term as of March 31, 2019 was 6.00% and 24.2 months, respectively.

Maturities for the Company’s operating lease liabilities on the consolidated balance sheet as of March 31, 2019, were as follows (in thousands):

Three Months Ended March 31, 2019
2019 (remaining after March 31, 2019)	$91
2020	101
2021	25
2022	9
Total future minimum lease payments	226
Less: imputed interest	(15)

Present value of lease liabilities	$211

The following table summarizes expenses related to operating leases for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31, 2019
Operating lease cost (1) (2)	$371
Administrative lease cost (3)	19
Short-term lease cost (1) (4)	510
Total lease cost	$900

(1)	This total does not reflect amounts that may be reimbursed by other third-parties in the normal course of business, such as non-operating working interest owners.
(2)	Includes operating expense related to office lease which expired on March 31, 2019.
(3)	Costs related primarily to office equipment and IT solutions with lease terms of more than one month and less than one year.
(4)	Costs related primarily to rig and compressor agreements with lease terms of more than one month and less than one year.

On April 1, 2019, the Company entered into a two year extension of its office lease, which will result in an estimated $0.5 million right of use asset and lease liability to be recognized on the Company’s consolidated balance sheet for the quarter ending June 30, 2019.

8. Other Financial Information

The following table provides additional detail for accounts receivable, prepaid expenses and other, and accounts payable and accrued liabilities which are presented on the consolidated balance sheets (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable:
Trade receivables	$5,371	$6,052
Receivable for Alta Resources distribution	1,712	1,993
Joint interest billings	4,472	3,833
Income taxes receivable	848	424
Other receivables	121	223
Allowance for doubtful accounts	(994)	(994)
Total accounts receivable	$11,530	$11,531

Prepaid expenses and other:
Prepaid insurance	$256	$792
Other	212	511
Total prepaid expenses and other	$468	$1,303

Accounts payable and accrued liabilities:
Royalties and revenue payable	$13,615	$17,986
Advances from partners	2,101	1,785
Accrued exploration and development	2,531	4,751
Accrued acquisition costs	3,763	4,352
Trade payables	3,099	3,385
Accrued general and administrative expenses	2,403	2,545
Accrued operating expenses	1,229	1,801
Other accounts payable and accrued liabilities	3,447	2,901
Total accounts payable and accrued liabilities	$32,188	$39,506

Included in the table below is supplemental cash flow disclosures and non-cash investing activities during the quarters ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash payments:
Interest payments	$1,046	$1,448
Income tax payments	$40	$—
Non-cash investing activities in the consolidated statements of cash flows:
Increase (decrease) in accrued capital expenditures	$(2,220)	$3,669

9. Investment in Exaro Energy III LLC

The Company maintains an ownership interest in Exaro of approximately 37%. The Company’s share in the equity of Exaro at March 31, 2019 was approximately $6.1 million. The Company’s share in Exaro’s results of operations recognized for the quarters ended March 31, 2019 and 2018 was a gain of $0.3 million, net of no tax expense, and a gain of $0.7 million, net of no tax expense, respectively.

10. Indebtedness

Credit Facility

The Company’s $500 million revolving credit facility with Royal Bank of Canada and other lenders (the “Credit Facility”) currently matures on October 1, 2019. The borrowing base under the facility is redetermined each November 1 and May 1. As of March 31, 2019, the borrowing base under the Credit Facility was $90 million. The Company is currently going through its regularly scheduled May redetermination process.

As of March 31, 2019, the Company had approximately $65.6 million outstanding under the Credit Facility and $1.9 million in an outstanding letter of credit. As of December 31, 2018, the Company had approximately $60.0 million outstanding under the Credit Facility and $1.9 million in outstanding letters of credit. As of March 31, 2019, borrowing availability under the Credit Facility was $22.6 million.

The Credit Facility is collateralized by a lien on substantially all the producing assets of the Company and its subsidiaries, including a security interest in the stock of Contango’s subsidiaries and a lien on the Company’s oil and gas properties.

Total interest expense under the Credit Facility, including commitment fees, for the quarter ended March 31, 2019 was approximately $1.1 million. Total interest expense under the Credit Facility, including commitment fees, for the quarter ended March 31, 2018 was approximately $1.4 million.

The weighted average interest rate in effect at March 31, 2019 and December 31, 2018 was 6.2% and 6.3%, respectively.

The Credit Facility contains restrictive covenants which, among other things, require a Current Ratio of greater than or equal to 1.00 and a Leverage Ratio of less than or equal to 3.50, both as defined in the Credit Facility.  The Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, audited financial statements that include a going concern qualification, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events. As of March 31, 2019, the Company was in compliance with all of its covenants under the Credit Facility.

Pursuit of Refinancing and Other Liquidity-Enhancing Alternatives

Over the past several months, the Company has been in discussions with its current lenders and other sources of capital regarding a possible refinancing and/or replacement of its existing Credit Facility, which matures on October 1, 2019. There is no assurance, however, that such discussions will result in a refinancing of the Credit Facility on acceptable terms, if at all, or provide any specific amount of additional liquidity for future capital expenditures, and in such case there is substantial doubt that the Company could continue as a going concern. The refinancing and/or replacement of the Credit Facility could be made in conjunction with a substantial acquisition or disposition, an issuance of unsecured or non-priority secured debt or preferred or common equity, non-core property monetization, potential monetization of certain midstream and/or water handling facilities, or a combination of the foregoing. These discussions have included a possible new, replacement or extended Credit Facility that would be expected to provide additional borrowing capacity for future capital expenditures. While the Company reviews such liquidity-enhancing alternative sources of capital, it intends to continue to minimize its drilling program capital expenditures in the Southern Delaware Basin and pursue a reduction in its borrowings under the Credit Facility, including through a reduction in cash general and administrative expenses and the possible sale of additional non-core properties.

11. Income Taxes

The Company’s income tax provision for continuing operations consists of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Current tax provision:
Federal	$—	$—
State	27	158
Total	$27	$158
Total tax provision:
Federal	$—	$—
State	27	158
Total income tax provision	$27	$158

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that the deferred tax assets will be realized and, therefore, established a full valuation allowance at September 30, 2015. For the quarter ended March 31, 2019, the Company continued to record a full valuation allowance against its net deferred tax assets. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

The Company expects that its effective income tax rate for 2019 will be less than 1% consisting entirely of state of Louisiana income taxes.

In the quarter ended December 31, 2018, the Company experienced an Ownership Change as described in Internal Revenue Code section 382 as a result of a completed follow-on equity offering. Management estimates that as a result of this Ownership Change, its future Net Operating Loss (NOL) and other tax attribute carryforwards will be limited in usage to approximately $2.4 million per year, plus the amount of any built in gains (essentially: the excess of the fair market value of properties over their respective income tax bases) recognized in the five years after 2018. As a result of these limitations, it is likely that a substantial portion of the Company’s pre-2018 NOLs will expire unused. Due to the presence of the valuation allowance from prior years, this event resulted in no net charge to earnings. The Company is performing additional analysis related to this matter which will be finalized when the Company files its 2018 U.S. federal income tax return later this year.

12. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in legal proceedings relating to claims associated with its properties, operations or business or arising from disputes with vendors in the normal course of business, including the material matters discussed below.

In November 2010, a subsidiary of the Company, several predecessor operators and several product purchasers were named in a lawsuit filed in the District Court for Lavaca County in Texas by an entity alleging that it owns a working interest in two wells that has not been recognized by the Company or by predecessor operators to which the Company had granted indemnification rights. In dispute is whether ownership rights were transferred through a number of decade-old poorly documented transactions. Based on prior summary judgments, the trial court has entered a final judgment in the case in favor of the plaintiffs for approximately $5.3 million, plus post-judgment interest. The Company appealed the trial court’s decision to the applicable state Court of Appeals, and in the fourth quarter of 2017, the Court of Appeals issued its opinion and affirmed the trial court’s summary decision. In the first quarter of 2018, the Company filed a motion for rehearing with the Court of Appeals, which was denied, as expected. The Company continues to vigorously defend this lawsuit and has filed a petition requesting a review by the Texas Supreme Court, as the Company believes the trial and appellate courts erred in the interpretation of the law. The Company is awaiting a response from the Texas Supreme Court as to whether it intends to review the case. In addition, the Company is also in the process of seeking amicus briefs from industry associations whose members would be affected by the Court of Appeals’ ruling.

In September 2012, a subsidiary of the Company was named as defendant in a lawsuit filed in the District Court for Harris County in Texas involving a title dispute over a 1/16th mineral interest in the producing intervals of certain wells operated by the Company in the Catherine Henderson “A” Unit in Liberty County in Texas. This case was subsequently transferred to the District Court for Liberty County, Texas and combined with a suit filed by other parties against the plaintiff claiming ownership of the disputed interest. The plaintiff has alleged that, based on its interpretation of a series of 1972 deeds, it owns an additional 1/16th unleased mineral interest in the producing intervals of these wells on which it has not been paid (this claimed interest is in addition to a 1/16th unleased mineral interest on which it has been paid). The Company has made royalty payments with respect to the disputed interest in reliance, in part, upon leases obtained from successors to the grantors under the aforementioned deeds, who claim to have retained the disputed mineral interests thereunder. The plaintiff previously alleged damages of approximately $10.7 million, although the plaintiff’s claim increases as additional hydrocarbons are produced from the subject wells. The trial court has entered judgment in favor of the Company’s subsidiary and the successors to the grantors under the aforementioned deeds. The plaintiff appealed the trial court’s decision to the applicable state Court of Appeals. In December 2017, the Court of Appeals affirmed the judgment in the Company’s favor. The plaintiff filed a motion for rehearing, which was denied in May 2018. The plaintiff has filed a petition requesting that the matter be reviewed by the Texas Supreme Court; the parties are awaiting a response from the Texas Supreme Court as to whether it intends to review the case. The Company continues to vigorously defend this lawsuit and believes that it has meritorious defenses. The Company believes if this matter were to be determined adversely, amounts owed to the plaintiff could be partially offset by recoupment rights the Company may have against other working interest and/or royalty interest owners in the unit.

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

Throughput Contract Commitment

The Company signed a throughput agreement with a third party pipeline owner/operator that constructed a natural gas gathering pipeline in the Company’s Southeast Texas area that allows the Company to defray the cost of building the pipeline itself. Beginning in late 2016, the Company was unable to meet the minimum monthly gas volume deliveries through this line in its Southeast Texas area and currently forecasts it will continue to not meet the minimum throughput requirements under the agreement based upon the current commodity price market and the Company’s short term strategic drilling plans. Without further development in that area, the volume deficiency will continue through the expiration of the throughput commitment in March 2020. The throughput deficiency fee is paid in April of each calendar year. The Company incurred fees of $0.2 million and $0.3 million during the quarters ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company estimates that the net deficiency fee will be approximately $1.0 million for the remaining contract period, based upon forecasted production volumes from existing proved producing reserves only, assuming no future development during this commitment period. The Company has now accrued the total estimated remaining $2.0 million loss contingency through the expiration of the contract on March 31, 2020.

Available Information

General information about us can be found on our website at www.contango.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file or furnish them to the Securities and Exchange Commission (“SEC”). This report should be read together with our 2018 Annual Report on Form 10-K. We are not including the information on our website as a part of, or incorporating it by reference into, this report.

Cautionary Statement about Forward-Looking Statements

Certain statements contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should”, “will”, “believe”, “plan”, “intend”, “expect”, “anticipate”, “estimate”, “forecast”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in our 2018 Annual Report on Form 10-K and those factors summarized below:

•	our ability to continue as a going concern;
•	our ability to successfully develop our undeveloped acreage in the Southern Delaware Basin and realize the benefits associated therewith;
•	our financial position;
•	our business strategy, including execution of any changes in our strategy;
•	our ability to meet our forecasts and budgets, including our 2019 capital expenditure budget;
•	expectations regarding natural gas and oil markets in the United States;
•	volatility in natural gas, natural gas liquids and oil prices, including regional differentials;
•	operational constraints, start-up delays and production shut-ins at both operated and non-operated production platforms, pipelines and natural gas processing facilities;
•	the risks associated with acting as operator of deep high pressure and high temperature wells, including well blowouts and explosions;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Quarterly Report on Form 10-Q and in our 2018 Form 10-K, previously filed with the Securities and Exchange Commission ("SEC").

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

The following table lists our primary producing areas as of March 31, 2019:

Location	Formation
Gulf of Mexico	Offshore Louisiana - water depths less than 300 feet
Southern Delaware Basin, Pecos County, Texas	Wolfcamp
Madison and Grimes counties, Texas	Woodbine (Upper Lewisville)
Zavala and Dimmit counties, Texas	Buda / Eagle Ford / Georgetown
San Augustine County, Texas	Haynesville shale, Mid Bossier shale and James Lime formations
Other Texas Gulf Coast	Conventional and smaller unconventional formations
Weston County, Wyoming	Muddy Sandstone
Sublette County, Wyoming	Jonah Field (1)

(1)	Through a 37% equity investment in Exaro Energy III LLC (“Exaro”). Production associated with this investment is not included in our reported production results for all periods shown in this report.

Capital Expenditures

Our 2019 capital program has focused, and will continue to focus, on the development of our 17,700 gross operated (8,200 total net) acres in our Southern Delaware Basin acreage in Pecos County, Texas. Until a sustained improvement in commodity prices occurs, we will commit drilling capital to West Texas, and other areas, only to fulfill leasehold commitments, preserve core acreage and, where determined appropriate to do so, expand our presence in those existing areas. Despite challenges experienced throughout the Southern Delaware Basin related to constrained production takeaway capacity, and the adverse impact on commodity price differentials, we still generate positive returns to date on our drilling investment. We continuously monitor the commodity price environment, including its stability, forecast and geographic price differentials, and, if warranted, will make adjustments to our capital program as the year progresses.

Additionally, we will continue to identify opportunities for cost reductions and operating efficiencies in all areas of our operations, while also searching for new resource acquisition opportunities. Acquisition efforts will be focused on areas in which we can leverage our geological and operational experience and expertise to exploit identified drilling opportunities and where we can develop an inventory of additional drilling prospects that we believe will enable us to economically grow production and add reserves.

Southern Delaware Basin  (West Texas)

As of December 31, 2018, we had nine wells producing from the Wolfcamp A, three wells producing from the Wolfcamp B, and a fourth well drilled in the Wolfcamp B that will be completed later in 2019.

On March 19, 2019, we spud the Iron Snake #1H, targeting the Wolfcamp B formation. This well was drilled to a total measured depth of 20,511 feet, including a 10,112 foot lateral. Due to infrastructure required to be built in this portion of our acreage, completion operations are expected to begin in August 2019, with first production expected in October 2019.

On April 24, 2019, we spud the American Hornet #1H, targeting the Wolfcamp A formation. This well is expected to be drilled to a total measured depth of approximately 20,100 feet, including a 10,000 foot lateral, with production expected to begin in September 2019. For the remainder of the year, our capital expenditure budget calls for us to drill two more wells and complete a total of five wells, with the next well to be the Breakthrough State #1H. This well will target the Wolfcamp A formation and is expected to be spud in May 2019.

Impairment of Long-Lived Assets

We recognized no impairment of proved properties during the quarter ended March 31, 2019. Under GAAP, an impairment charge is required when the unamortized capital cost of any individual property within the Company’s producing property base exceeds the risked estimated future net cash flows from the proved, probable and possible reserves for that property. We recognized impairment expense of approximately $0.5 million for the quarter ended March 31, 2019, related to impairment of certain non-core unproved properties primarily due to expiring leases.

Going Concern Assessment

As discussed below under “Capital Resources and Liquidity”, our Credit Facility (as defined in “Capital Resources and Liquidity”) currently matures on October 1, 2019. Over the past several months, we have been in discussions with our current lenders and other sources of capital regarding a possible refinancing and/or replacement of our existing Credit Facility. There is no assurance, however, that such discussions will result in a refinancing of the Credit Facility on acceptable terms, if at all, or provide any specific amount of additional liquidity for future capital expenditures. These conditions raise substantial doubt about our ability to continue as a going concern. However, the accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include adjustments that might result from the outcome of the uncertainty, including any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As discussed below under “Capital Resources and Liquidity,” management is evaluating plans to refinance and/or replace the Credit Facility.

Summary Production Information

Our production for the quarter ended March 31, 2019 was approximately 65% offshore and 35% onshore, volumetrically, and was comprised of 59% natural gas, 23% oil and 18% natural gas liquids. Our production for the three months ended March 31, 2018 was 64% offshore and 36% onshore, volumetrically, and was comprised of approximately 65% natural gas, 19% oil and 16% natural gas liquids.

The table below sets forth our average net daily production data in Mmcfe/d for each of our fields for each of the periods indicated:

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Offshore (1)	32.0	23.7	27.2	25.3	23.5
West Texas	4.5	6.7	6.4	7.5	5.9
Other Onshore (2)	13.5	12.0	10.0	7.0	6.5
	50.0	42.4	43.6	39.8	35.9

(1)

Includes a decreased production rate of 4.2 Mmcfe/d due to downtime related to compressor installation and maintenance during the three months ended June 30, 2018 and a decreased production rate of 0.5 Mmcfe/d due to temporary pipeline limitations during the three months ended December 31, 2018. Our Vermilion 170 well was sold effective December 1, 2018 and produced at an average daily rate of 2.2 Mmcfe/d during 2018. Our GOM production was not materially affected by Hurricane Michael which passed through the northeastern GOM in October 2018.

(2)

Includes Woodbine production from Madison and Grimes counties and conventional production in others; Eagle Ford and Buda production from Zavala and Dimmit counties; and wells in East Texas and Wyoming. Decrease in production during three months ended December 31, 2018 is primarily due to the Liberty and Hardin County property sale in November 2018.

Other Investments

Jonah Field - Sublette County, Wyoming

Our wholly owned subsidiary, Contaro Company, owns a  37% ownership interest in Exaro. As of March 31, 2019, Exaro had 648 wells on production over its 5,760 gross acres (1,040 net), with a working interest between 2.4% and 32.5%. These wells were producing at a rate of approximately 19 Mmcfe/d, net to Exaro. As a result of our investment in Exaro, we recognized an investment gain of approximately $0.3 million, net of no tax expense, and an investment gain of $0.7 million, net of no tax expense, for the quarters ended March 31, 2019 and 2018, respectively. See Note 9 to our Financial Statements - “Investment in Exaro Energy III LLC” for additional details related to this investment.

Non-Core Asset Sales

As we have expanded our presence in the Southern Delaware Basin, we also began to sell non-core assets to enhance our liquidity, eliminate marginal assets and reduce administrative costs by focusing our efforts on West Texas. These asset sales provide some immediate liquidity and improve our balance sheet by removing potential asset retirement obligations. During the year ended 2018, we sold certain Eagle Ford Shale assets in Karnes County, Texas for $21.0 million; Gulf Coast conventional assets in Southeast Texas for $6.0 million, and Gulf Coast conventional and unconventional assets in South Texas for $0.9 million. In December 2018, we also sold our offshore Vermilion 170 property in exchange for a retained overriding royalty interest (“ORRI”) in the well, the buyer’s assumption of the plugging and abandonment obligation and an ORRI in any future wells drilled by the buyer on two nearby prospects that would produce through this platform.

Results of Operations for the Quarters ended March 31, 2019 and 2018

The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids ("NGLs") from operations for the quarters ended March 31, 2019 and 2018. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six thousand cubic feet (“Mcf”) of natural gas. Reported operating expenses include production taxes, such as ad valorem and severance taxes.

	Three Months Ended March 31,
	2019	2018	%

Revenues (thousands):
Oil and condensate sales	$6,406	$8,811	(27)%
Natural gas sales	5,642	8,609	(34)%
NGL sales	1,963	3,017	(35)%
Total revenues	$14,011	$20,437	(31)%

Production:
Oil and condensate (thousand barrels)
Offshore GOM	13	19	(32)%
West Texas	64	52	24%
Other Onshore	48	69	(30)%
Total oil and condensate	125	140	(11)%
Natural gas (million cubic feet)
Offshore GOM	1,635	2,296	(29)%
West Texas	64	46	39%
Other Onshore	194	571	(66)%
Total natural gas	1,893	2,913	(35)%
Natural gas liquids (thousand barrels)
Offshore GOM	66	78	(15)%
West Texas	14	7	100%
Other	18	40	(55)%
Total natural gas liquids	98	125	(22)%
Total (million cubic feet equivalent)
Offshore GOM	2,111	2,877	(27)%
West Texas	534	402	33%
Other Onshore	590	1,225	(52)%
Total production	3,235	4,504	(28)%

Daily Production:
Oil and condensate (thousand barrels per day)
Offshore GOM	0.1	0.2	(32)%
West Texas	0.7	0.6	24%
Other Onshore	0.6	0.8	(30)%
Total oil and condensate	1.4	1.6	(11)%
Natural gas (million cubic feet per day)
Offshore GOM	18.2	25.5	(29)%
West Texas	0.7	0.5	39%
Other Onshore	2.1	6.4	(66)%
Total natural gas	21.0	32.4	(35)%
Natural gas liquids (thousand barrels per day)
Offshore GOM	0.7	0.9	(15)%
West Texas	0.2	0.1	100%
Other	0.2	0.4	(55)%
Total natural gas liquids	1.1	1.4	(22)%

	Three Months Ended March 31,
	2019	2018	%

Total (million cubic feet equivalent per day)
Offshore GOM	23.5	32.0	(27)%
West Texas	5.9	4.5	33%
Other Onshore	6.5	13.5	(52)%
Total production	35.9	50.0	(28)%

Average Sales Price:
Oil and condensate (per barrel)	$51.08	$62.76	(19)%
Natural gas (per thousand cubic feet)	$2.98	$2.96	1%
Natural gas liquids (per barrel)	$19.96	$23.97	(17)%
Total (per thousand cubic feet equivalent)	$4.33	$4.53	(4)%

Expenses (thousands):
Operating expenses	$5,192	$6,927	(25)%
Exploration expenses	$224	$469	(52)%
Depreciation, depletion and amortization	$7,556	$10,485	(28)%
Impairment and abandonment of oil and gas properties	$587	$3,327	(82)%
General and administrative expenses	$5,005	$6,726	(26)%
Gain from investment in affiliates (net of taxes)	$30	$707	(96)%

Selected data per Mcfe:
Operating expenses	$1.60	$1.54	4%
General and administrative expenses	$1.55	$1.49	4%
Depreciation, depletion and amortization	$2.34	$2.33	—%

* Greater than 1,000%

Quarter Ended March 31, 2019 Compared to Quarter Ended March 31, 2018

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

We reported revenues of $14.0 million for the quarter ended March 31, 2019, compared to revenues of $20.4 million for the quarter ended March 31, 2018.  The decrease in revenues was primarily attributable to lower natural gas production, which was primarily related to non-core property sales and the expected year over year decline in our offshore properties, as well as lower crude oil prices during the quarter ended March 31, 2019.

Total equivalent production was 35.9 Mmcfe/d for the quarter ended March 31, 2019, compared to 50.0 Mmcfe/d in the prior year quarter. Net natural gas production for the quarter ended March 31, 2019 was approximately 21.0 Mmcf/d, compared with approximately 32.4 Mmcf/d for the quarter ended March 31, 2018, of which approximately half of the decline was related to non-core property sales, and the remainder to normal field decline in our offshore properties. Net oil production decreased from approximately 1,600 barrels per day to 1,400 barrels per day, and NGL production decreased from approximately 1,400 barrels per day to 1,100 barrels per day. The higher-unit value oil and NGL production (but lower volume equivalency than gas) increased from 35% to 41% of total production due to the success of our oil-weighted West Texas drilling program. West Texas accounted for 17% of total equivalent production for the quarter ended March 31, 2019, as compared to 9% of total equivalent production for the quarter ended March 31, 2018.

Average Sales Prices

The average equivalent sales price realized for the quarter ended March 31, 2019 was $4.33 per Mcfe compared to $4.53 per Mcfe for the quarter ended March 31, 2018. This decrease was attributable primarily to the decrease in the realized price of oil to $51.08 per barrel, compared to $62.76 per barrel for the quarter ended March 31, 2018, and to the decrease in the realized price of NGLs to $19.96 per barrel, compared to $23.97 per barrel for the quarter ended March 31, 2018.

Operating Expenses

Operating expenses for the quarter ended March 31, 2019 were approximately $5.2 million, or $1.60 per Mcfe, compared to $6.9 million, or $1.54 per Mcfe, for the quarter ended March 31, 2018. The table below provides additional detail of operating expenses for the three month periods:

	Three Months Ended March 31,
	2019		2018
	(in thousands)	(per Mcfe)	(in thousands)	(per Mcfe)
Lease operating expenses	$3,685	$ 1.14	$5,044	$ 1.12
Production & ad valorem taxes	386	0.12	782	0.17
Transportation & processing costs	695	0.21	597	0.13
Workover costs	426	0.13	504	0.12
Total operating expenses	$5,192	1.60	$6,927	$ 1.54

Lease operating expenses decreased from $5.0 million during the quarter ended March 31, 2018 to $3.7 million for the quarter ended March 31, 2019, primarily due to non-core property sales.

Production and ad valorem expenses decreased from $0.8 million during the quarter ended March 31, 2018 to $0.4 million for the quarter ended March 31, 2019 primarily as a result of lower production associated with our non-core property sales.

Impairment Expenses

No impairment of proved properties was recognized for the quarter ended March 31, 2019, compared to $2.3 million in non-cash proved property charges for the quarter ended March 31, 2018, related to the Vermilion 170 offshore property, which was subsequently sold on December 1, 2018. During the quarters ended March 31, 2019 and 2018, we recognized non-cash impairment expense of approximately $0.5 million and approximately $0.8 million, respectively, related to impairment of certain non-core unproved properties primarily due to expiring leases.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the quarter ended March 31, 2019 was approximately $7.6 million, or $2.34 per Mcfe. This compares to approximately $10.5 million, or $2.33 per Mcfe, for the quarter ended March 31, 2018. The lower depletion expense for the three months ended March 31, 2019 was attributable primarily to lower production.

General and Administrative Expenses

Total general and administrative expenses for the quarter ended March 31, 2019 were approximately $5.0 million, compared to $6.7 million for the quarter ended March 31, 2018. The decrease in general and administrative expenses primarily relates to $1.9 million in lower salaries and bonus payouts during the current quarter. Exclusive of non-cash stock-based compensation, general and administrative expenses for the quarter ended March 31, 2019 were approximately $4.0 million, compared to $5.3 million for the quarter ended March 31, 2018.

Gain (Loss) from Affiliates

For the quarters ended March 31, 2019 and March 31, 2018, we recorded a gain from affiliates of approximately $0.3 million, net of no tax expense, and a gain of $0.7 million, net of no tax expense, respectively, related to our investment in Exaro.

Gain (Loss) from Sale of Assets

During the quarter ended March 31, 2019, we recorded a loss on sale of assets of $12 thousand primarily related to final closing adjustments from sales of non-core properties during 2018. During the quarter ended March 31, 2018 we recorded a gain on sale of assets of $9.4 million, prior to final closing adjustments, related to the sale of our operated Eagle Ford Shale assets located in Karnes County, Texas.

Capital Resources and Liquidity

During the quarter ended March 31, 2019, we incurred expenditures of $2.8 million on capital projects, including $0.9 million for the commencement of our drilling program in the Southern Delaware Basin and $0.6 million in leasehold acquisition costs in the Southern Delaware Basin. We also incurred $0.6 million for the drilling and completion of two non-operated wells targeting the Georgetown formation in our Other Onshore area. The remaining incurred expenditures are primarily related to workovers.

Our capital expenditure budget for 2019 remains at an estimated $30.3 million. The budget includes $6.8 million in leasehold and infrastructure costs and $21.6 million in drilling costs of up to four wells and completion costs of up to five wells in the Southern Delaware Basin. The budget also includes $1.9 million in drilling and completion costs for the two above referenced non-operated wells. If we are able to refinance and/or replace our Credit Facility, we believe that our internally generated cash flow and proceeds from the sale of non-core assets, combined with availability under our Credit Facility will be sufficient to meet the liquidity requirements necessary to fund our daily operations and planned capital development and to meet our debt service requirements for the next twelve months.  If we are not able to refinance and/or replace our Credit Facility, there is substantial doubt about our ability to continue as a going concern. See “Pursuit of Refinancing and Other Liquidity-Enhancing Alternatives”.

Cash From Operating Activities

Cash flows used in operating activities were approximately $0.1 million in cash for the quarter ended March 31, 2019 compared to $2.1 million provided by operating activities for the same period in 2018. The table below provides additional detail of cash flows from operating activities for the quarters ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash flows from operating activities, exclusive of changes in working capital accounts	$4,525	$6,308
Changes in operating assets and liabilities	(4,664)	(4,239)
Net cash provided by (used in) operating activities	$(139)	$2,069

Cash From Investing Activities

Net cash flows used in investing activities were $5.1 million for the quarter ended March 31, 2019, substantially all of which was related to cash capital costs for leasehold and drilling costs of wells in the Southern Delaware Basin and non-operated wells in the Georgetown formation.

Net cash flows provided by investing activities were $4.7 million for the quarter ended March 31, 2018, as proceeds from asset sales exceeded cash capital costs. We expended $16.2 million in cash capital costs, primarily related to drilling and/or completing wells in the Southern Delaware Basin and acquiring or extending unproved leases during the quarter, offset by $21.0 million provided by the sale of our properties in Karnes County, Texas.

Cash From Financing Activities

Cash flows provided by financing activities for the quarter ended March 31, 2019 were approximately $5.3 million, primarily related to net borrowings outstanding under our Credit Facility. Cash flows used in financing activities for the quarter ended March 31, 2018 were approximately $6.8 million, primarily related to net repayment of borrowings outstanding under our Credit Facility.

Credit Facility

Our $500 million secured revolving credit facility with Royal Bank of Canada and other lenders (the “Credit Facility”), currently matures October 1, 2019. The borrowing base under the facility is redetermined each November and May. As of March 31, 2019, the borrowing base under the Credit Facility was $90 million, with $22.6 million available for borrowings. We are currently going through our regularly scheduled May redetermination process. Our redetermination process may result in a reaffirmation of the borrowing base or a material reduction in the borrowing base. Any reduction would further reduce our access to capital to finance operations and growth. Amounts borrowed in excess of any lowered borrowing base would be due and payable within a six month period.

The Credit Facility contains restrictive covenants which, among other things, require a Current Ratio of greater than or equal to 1.00  and a Leverage Ratio of less than or equal to 3.50, both as defined in the Credit Facility. The Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, audited financial statements that include a going concern qualification, payment defaults, breach of certain covenants including the current ratio covenant, bankruptcy, insolvency or change of control events. As of March 31, 2019, we were in compliance with all of our covenants under the Credit Facility.

Pursuit of Refinancing and Other Liquidity-Enhancing Alternatives

Over the past several months, we have been in discussions with our current lenders and other sources of capital regarding a possible refinancing and/or replacement of our existing Credit Facility, which matures on October 1, 2019. There is no assurance, however, that such discussions will result in a refinancing of the Credit Facility on acceptable terms, if at all, or provide any specific amount of additional liquidity for future capital expenditures. These conditions raise substantial doubt about our ability to continue as a going concern. However, the accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include adjustments that might result from the outcome of the uncertainty, including any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

The refinancing and/or replacement of the Credit Facility could be made in conjunction with a substantial acquisition or disposition, an issuance of unsecured or non-priority secured debt or preferred or common equity, non-core property monetization, potential monetization of certain midstream and/or water handling facilities, or a combination of the foregoing. These discussions have included a possible new, replacement or extended Credit Facility that would be expected to provide additional borrowing capacity for future capital expenditures. While we review such liquidity-enhancing alternative sources of capital, we intend to continue to minimize our drilling program capital expenditures in the Southern Delaware Basin and pursue a reduction in our borrowings under the Credit Facility, including through a reduction in cash general and administrative expenses and the possible sale of additional non-core properties.

Application of Critical Accounting Policies and Management’s Estimates

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Note 2 to our Financial Statements – “Summary of Significant Accounting Policies” of this report and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Application of Critical Accounting Policies and Management’s Estimates” in our 2018 Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 to our Financial Statements – “Summary of Significant Accounting Policies.”

Off Balance Sheet Arrangements

We may enter into off-balance sheet arrangements that can give rise to off-balance sheet obligations. As of March 31, 2019, we have no off-balance sheet arrangements that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial and Accounting Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 12 to our Financial Statements – “Commitments and Contingencies.”

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company withheld the following shares from employees during the quarter ended March 31, 2019 for the payment of taxes due on shares of restricted stock that vested and were issued under its stock-based compensation plans:

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part of	of Shares that May Yet
Period	Shares Withheld	Per Share	Publicly Announced Program	be Purchased Under Program

January 2019	-	$-	—	$—
February 2019	39,490	$3.85	—	$—
March 2019	9,925	$3.43	—	$—
Total	49,415	$3.77	—	$31.8 million (1)

(1)

In September 2011, the Company’s board of directors approved a $50 million share repurchase program. All shares are to be purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases are subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. The program does not have an expiration date. Pursuant to the sixth amendment to the Company’s Credit Facility,  share repurchases under this plan have been suspended.

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

3.4

Certificate of Designations of Series A Junior Participating Preferred Stock of Contango Oil & Gas Company (filed as Exhibit 3.1 to the Company’s Report on Form 8-K dated August 1, 2018, as filed with the Securities and Exchange Commission on August 2, 2018 and incorporated by reference herein).

3.5

Certificate of Elimination of Series A Junior Participating Preferred Stock of Contango Oil & Gas Company, as filed with the Secretary of the State of Delaware on March 14, 2019 (filed as Exhibit 3.5 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 18, 2019 and incorporated by reference herein).

10.1

Separation Agreement and General Release by Contango Oil & Gas Company and Jay S. Mengle dated March 25, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2019, as filed with the Securities and Exchange Commission on March 26, 2019 and incorporated by reference herein).

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

CONTANGO OIL & GAS COMPANY

Date: May 8, 2019	By:	/s/ WILKIE S. COLYER
Wilkie S. Colyer
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ E. JOSEPH GRADY
E. Joseph Grady
Senior Vice President and Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)