Form 10-Q
period 2019-06-30
CONTANGO OIL & GAS CO
filed 2019-08-08
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-16317

CONTANGO OIL & GAS COMPANY

(Exact name of registrant as specified in its charter)

TEXAS	95-4079863

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

717 TEXAS AVENUE, SUITE 2900 HOUSTON, TEXAS	77002
(Address of principal executive offices)	(Zip Code)

(713) 236-7400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.04 per share	MCF	NYSE American

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of August 5, 2019 was 34,434,406.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2019

All references in this Quarterly Report on Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and its subsidiaries.

Item 1. Consolidated Financial Statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	June 30,	December 31,
	2019	2018

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Accounts receivable, net	10,147	11,531
Prepaid expenses	1,005	1,303
Current derivative asset	2,149	4,600
Other current assets	391	—
Total current assets	13,692	17,434
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	1,098,773	1,095,417
Unproved properties	44,003	34,612
Other property and equipment	1,331	1,314
Accumulated depreciation, depletion and amortization	(912,347)	(898,169)
Total property, plant and equipment, net	231,760	233,174
OTHER NON-CURRENT ASSETS:
Investments in affiliates	6,480	5,743
Long-term derivative asset	244	—
Deferred tax asset	—	424
Other non-current assets	480	357
Total other non-current assets	7,204	6,524
TOTAL ASSETS	$252,656	$257,132

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$47,966	$39,506
Current derivative liability	292	422
Current asset retirement obligations	826	1,329
Current portion of long-term debt	60,000	60,000
Total current liabilities	109,084	101,257
NON-CURRENT LIABILITIES:
Long-term debt	—	—
Asset retirement obligations	11,725	12,168
Other long-term liabilities	3,677	3,318
Total non-current liabilities	15,402	15,486
Total liabilities	124,486	116,743
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 100 million shares authorized, 39,967,341 shares issued and 34,442,843 shares outstanding at June 30, 2019, 39,617,442 shares issued and 34,158,492 shares outstanding at December 31, 2018	1,587	1,573
Additional paid-in capital	341,563	339,981
Treasury shares at cost (5,524,498 shares at June 30, 2019 and 5,458,950 shares at December 31, 2018)	(129,266)	(129,030)
Retained deficit	(85,714)	(72,135)
Total shareholders’ equity	128,170	140,389
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$252,656	$257,132

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
REVENUES:
Oil and condensate sales	$7,439	$9,607	$13,845	$18,418
Natural gas sales	3,857	5,848	9,499	14,457
Natural gas liquids sales	1,466	2,993	3,429	6,010
Total revenues	12,762	18,448	26,773	38,885
EXPENSES:
Operating expenses	5,694	6,478	10,886	13,405
Exploration expenses	249	394	473	863
Depreciation, depletion and amortization	7,573	9,498	15,129	19,983
Impairment and abandonment of oil and gas properties	1,247	777	1,834	4,104
General and administrative expenses	4,456	5,354	9,461	12,080
Total expenses	19,219	22,501	37,783	50,435
OTHER INCOME (EXPENSE):
Gain (loss) from investment in affiliates, net of income taxes	427	(475)	457	232
Gain from sale of assets	421	1,370	409	10,817
Interest expense	(1,079)	(1,262)	(2,171)	(2,671)
Gain (loss) on derivatives, net	2,065	(2,610)	(813)	(3,642)
Other income	89	3	3	882
Total other income (expense)	1,923	(2,974)	(2,115)	5,618
NET LOSS BEFORE INCOME TAXES	(4,534)	(7,027)	(13,125)	(5,932)
Income tax provision	(427)	(151)	(454)	(309)
NET LOSS	$(4,961)	$(7,178)	$(13,579)	$(6,241)
NET LOSS PER SHARE:
Basic	$(0.15)	$(0.29)	$(0.40)	$(0.25)
Diluted	$(0.15)	$(0.29)	$(0.40)	$(0.25)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	33,909	24,933	33,840	24,863
Diluted	33,909	24,933	33,840	24,863

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2019	2018

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,579)	$(6,241)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	15,129	19,983
Impairment of natural gas and oil properties	1,079	3,890
Deferred income taxes	424	—
Gain on sale of assets	(409)	(10,817)
Gain from investment in affiliates	(457)	(232)
Stock-based compensation	1,637	3,008
Unrealized loss on derivative instruments	2,078	2,311
Changes in operating assets and liabilities:
Decrease in accounts receivable & other receivables	1,530	2,132
Decrease in prepaids	298	352
Increase (decrease) in accounts payable & advances from joint owners	8,592	(2,027)
Decrease in other accrued liabilities	(350)	(2,618)
Increase in income taxes receivable, net	(424)	—
Increase (decrease) in income taxes payable, net	(258)	229
Other	(392)	3,293
Net cash provided by operating activities	$14,898	$13,263
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	$(14,604)	$(30,077)
Additions to furniture & equipment	(17)	—
Sale of oil & gas properties	—	21,562
Net cash used in investing activities	$(14,621)	$(8,515)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$73,548	$130,677
Repayments under credit facility	(73,548)	(135,230)
Net costs from equity offering	(41)	—
Purchase of treasury stock	(236)	(195)
Net cash used in financing activities	$(277)	$(4,748)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$—	$—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2019

(in thousands, except number of shares)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
	(unaudited)
Balance at December 31, 2018	34,158,492	$1,573	$339,981	$(129,030)	$(72,135)	$140,389
Equity offering costs	—	—	(86)	—	—	(86)
Treasury shares at cost	(49,415)	—	—	(186)	—	(186)
Restricted shares activity	307,650	12	(12)	—	—	—
Stock-based compensation	—	—	1,052	—	—	1,052
Net loss	—	—	—	—	(8,618)	(8,618)
Balance at March 31, 2019	34,416,727	$1,585	$340,935	$(129,216)	$(80,753)	$132,551
Equity offering costs	—	—	45	—	—	45
Treasury shares at cost	(16,133)	—	—	(50)	—	(50)
Restricted shares activity	42,249	2	(2)	—	—	—
Stock-based compensation	—	—	585	—	—	585
Net loss	—	—	—	—	(4,961)	(4,961)
Balance at June 30, 2019	34,442,843	$1,587	$341,563	$(129,266)	$(85,714)	$128,170

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2018

(in thousands, except number of shares)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Shareholders’
	Shares	Amount	Capital	Stock	Earnings (Deficit)	Equity
	(unaudited)
Balance at December 31, 2017	25,505,715	$1,223	$302,527	$(128,583)	$49,433	$224,600
Treasury shares at cost	(16,032)	—	—	(71)	—	(71)
Restricted shares activity	206,114	8	(8)	—	—	—
Stock-based compensation	—	—	1,424	—	—	1,424
Net income	—	—	—	—	937	937
Balance at March 31, 2018	25,695,797	$1,231	$303,943	$(128,654)	$50,370	$226,890
Treasury shares at cost	(33,703)	—	—	(124)	—	(124)
Restricted shares activity	77,188	4	(4)	—	—	—
Stock-based compensation	—	—	1,584	—	—	1,584
Net loss	—	—	—	—	(7,178)	(7,178)
Balance at June 30, 2018	25,739,282	$1,235	$305,523	$(128,778)	$43,192	$221,172

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Contango Oil & Gas Company (collectively with its subsidiaries, “Contango” or the “Company”) is a Houston, Texas based, independent oil and natural gas company. The Company’s business is to maximize production and cash flow from its offshore properties in the shallow waters of the Gulf of Mexico (“GOM”) and onshore Texas and Wyoming properties and to use that cash flow to explore, develop, exploit, increase production from and acquire crude oil and natural gas properties in West Texas, the onshore Texas Gulf Coast and the Rocky Mountain regions of the United States. On June 14, 2019, following approval by the Company’s stockholders at the 2019 annual meeting of stockholders, the Company changed its state of incorporation from the State of Delaware to the State of Texas and increased the Company’s number of authorized shares of common stock from 50 million to 100 million.

The following table lists the Company’s primary producing areas as of June 30, 2019:

Location	Formation
Gulf of Mexico	Offshore Louisiana - water depths less than 300 feet
Southern Delaware Basin, Pecos County, Texas	Wolfcamp A and B
Madison and Grimes counties, Texas	Woodbine (Upper Lewisville)
Zavala and Dimmit counties, Texas	Buda / Eagle Ford / Georgetown
San Augustine County, Texas	Haynesville shale, Mid Bossier shale and James Lime formations
Other Texas Gulf Coast	Conventional and smaller unconventional formations
Weston County, Wyoming	Muddy Sandstone
Sublette County, Wyoming	Jonah Field (1)

(1)

Through a 37% equity investment in Exaro Energy III LLC (“Exaro”). Production associated with this investment is not included in the Company’s reported production results for all periods shown in this report.

Since 2016, the Company has been focused on the development of its Southern Delaware Basin acreage in Pecos County, Texas, which is expected to continue to generate positive returns in the current price environment. As of June 30, 2019, the Company was producing from twelve wells over its approximate 17,000 gross operated  (8,100 total net) acre position in this West Texas area,  prospective for the Wolfcamp A, Wolfcamp B and Second Bone Spring formations.

The Company currently expects this acreage in West Texas to be the primary focus of its drilling program for the remainder of 2019. Until a sustained improvement in commodity prices occurs, the Company will commit drilling capital to West Texas, and other areas, only to fulfill leasehold commitments, preserve core acreage and, where determined appropriate to do so, expand its presence in those existing areas. The Company will continue to make balance sheet strength a priority in 2019 by limiting capital expenditures to a level that can be funded through internally generated cash flow and non-core asset sales. During this time, the Company will continue to identify opportunities for cost reductions and operating efficiencies in all areas of its operations, while also searching for new resource acquisition opportunities. Acquisition efforts will be focused on areas in which the Company can leverage its geological and operational experience and expertise to exploit identified drilling opportunities and where it can develop an inventory of additional drilling prospects that the Company believes will enable it to economically grow production and add reserves.

2. Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). Please refer to the notes to the financial statements included in the 2018 Form 10-K for additional details of the Company’s financial condition, results of operations and cash flows. No material items included in those notes have changed except as a result of normal transactions in the interim or as disclosed within this interim report.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the SEC, including instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the 2018 Form 10-K. These unaudited interim consolidated results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

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

Liquidity and Going Concern

Over the past several months, the Company has been in discussions with its current lenders and other sources of capital regarding a possible refinancing and/or replacement of its Credit Facility (as defined in Note 10 – “Indebtedness”), which matures on October 1, 2019. The refinancing or replacement of the Credit Facility could be made in conjunction with an issuance of unsecured or non-priority secured debt or preferred or common equity, non-core property monetization, monetization of certain midstream and/or water handling facilities, or a combination of the foregoing. These discussions have included a possible new, replacement or extended credit facility that would be expected to provide additional borrowing capacity for future capital expenditures and acquisitions. There is no assurance, however, that such discussions will result in a refinancing of the Credit Facility on acceptable terms, if at all, or provide any specific amount of additional liquidity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include adjustments that might result from the outcome of the uncertainty, including any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Impairment of Long-Lived Assets

Pursuant to GAAP, when circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the estimated future undiscounted cash flows based on the Company’s estimate of future reserves, natural gas and oil prices, operating costs and production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair value. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Additionally, the Company may use appropriate market data to determine fair value. During the six months ended June 30, 2019, the Company recognized $0.2 million in non-cash proved property impairment related to leases in Wyoming and an onshore non-operated property in an area previously impaired due to revised reserve estimates made during the quarter ended December 31, 2018. During the six months ended June 30, 2018, the Company recognized $2.7 million in non-cash proved property impairment charges, $2.3 million of which related to its Vermilion 170 offshore property and $0.4 million of which related to non-core onshore properties due to revised reserve estimates. The Vermilion 170 offshore property was subsequently sold effective December 1, 2018

Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, with any such impairment charged to expense in the period. The Company recognized non-cash impairment expense of approximately $0.4 million and approximately $0.9 million for three and six months ended June 30, 2019, respectively,  related to impairment of certain unproved properties primarily due to expiring leases. The Company recognized non-cash impairment expense of approximately $0.4 million and approximately $1.2 million for three and six months ended June 30, 2018, respectively, related to impairment of certain non-core unproved properties primarily due to expiring leases.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities, including unexercised stock options, performance stock units and unvested restricted stock, have not been considered when their effect would be antidilutive. For the three and six months ended June 30, 2019, the Company excluded 648,170 shares or units and 561,164 shares or units, respectively, of potentially dilutive securities, as they were antidilutive. For the three and six months ended June 30, 2018, the Company excluded 1,628,321 shares or units and 1,713,673 shares or units, respectively, of potentially dilutive securities, as they were antidilutive.

Subsidiary Guarantees

Contango Oil & Gas Company, as the parent company (the “Parent Company”), has filed a registration statement on Form S-3 with the SEC to register, among other securities, debt securities that the Parent Company may issue from time to time. Any such debt securities would likely be guaranteed on a joint and several and full and unconditional basis by each of the Company’s current subsidiaries and any future subsidiaries specified in any future prospectus supplement (each a “Subsidiary Guarantor”). Each of the Subsidiary Guarantors is wholly owned by the Parent Company, either directly or indirectly. The Parent Company has no assets or operations independent of the Subsidiary Guarantors, and there are no significant restrictions upon the ability of the Subsidiary Guarantors to distribute funds to the Parent Company. The Parent Company has one wholly owned subsidiary that is inactive and not a Subsidiary Guarantor. The Parent Company’s wholly owned subsidiaries do not have restricted assets that exceed 25% of net assets as of the most recent fiscal year end that may not be transferred to the Parent Company in the form of loans, advances or cash dividends by such subsidiary without the consent of a third party.

Revenue Recognition

Adoption of ASC 606

As of January 1, 2018, the Company adopted Accounting Standards Codification Topic 606 – Revenue from Contracts with Customers (“ASC 606”), which supersedes the revenue recognition requirements and industry-specific guidance under Accounting Standards Codification Topic 605 – Revenue Recognition (“ASC 605”). The Company adopted ASC 606 using the modified retrospective method which allows the Company to apply the new standard to all new contracts entered into after December 31, 2017 and all existing contracts for which all (or substantially all) of the revenue has not been recognized under legacy revenue guidance prior to December 31, 2017. The Company identified no material impact on its historical revenues upon initial application of ASC 606, and as such did not recognize any cumulative catch-up effect to the opening balance of the Company’s shareholders’ equity as of January 1, 2018. ASC 606 supersedes previous revenue recognition requirements in ASC 605 and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

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

Prior Period Performance Obligations

The Company records revenue in the month production is delivered to the purchaser. Settlement statements may not be received for 30 to 90 days after the date production is delivered, and therefore the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. Differences between the Company’s estimates and the actual amounts received for product sales are generally recorded in the month that payment is received. Any differences between the Company’s revenue estimates and actual revenue received historically have not been significant. The Company has internal controls in place for its revenue estimation accrual process.

Impact of Adoption of ASC 606

The Company has reviewed all of its natural gas, NGLs, residue gas, condensate and crude oil sales contracts to assess the impact of the provisions of ASC 606. Based upon the Company’s review, there were no required changes to the recording of residue gas or condensate and crude oil contracts. Certain NGL and natural gas contracts would require insignificant changes to the recording of transportation, gathering and processing fees as net to revenue or as an expense. The Company concluded that these minor changes were not material to its operating results on a quantitative or qualitative basis. Therefore, there was no impact to its results of operations for the six months ended June 30, 2019. The Company has modified procedures to its existing internal controls relating to revenue by reviewing for any significant increase in sales level, primarily on gas processing or gas purchasing contracts, on a quarterly basis to monitor the significance of gross revenue versus net revenue and expenses under ASC 606. As under previous revenue guidance, the Company will continue to review all new or modified revenue contracts on a quarterly basis for proper treatment.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13 – Fair Value Measurement (“Topic 820”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements in Topic 820. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The provisions of this update are not expected to have a material impact on the Company’s financial position or results of operations.

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

On June 10, 2019, the Company sold certain minor, non-core operated assets located in Lavaca and Wharton counties, Texas in exchange for the buyer’s assumption of the plugging and abandonment liabilities of the properties. The Company recorded a gain of $0.4 million after removal of the asset retirement obligations associated with the sold properties.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2019. As required by ASC 820, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There have been no transfers between Level 1, Level 2 or Level 3.

Fair value information for financial assets and liabilities was as follows as of June 30, 2019 (in thousands):

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts - assets	$2,393	$—	$2,393	$—
Commodity price contracts - liabilities	$(292)	$—	$(292)	$—

Derivatives listed above are recorded in “Current derivative asset or liability” and “Long-term derivative asset” on the Company’s consolidated balance sheet and include swaps and costless collars that are carried at fair value. The

Company records the net change in the fair value of these positions in "Gain (loss) on derivatives, net" in its consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted market prices and implied volatility factors related to changes in the forward curves. See Note 5 - "Derivative Instruments" for additional discussion of derivatives.

As of June 30, 2019, the Company's derivative contracts were all with major institutions with investment grade credit ratings which are believed to have minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

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

As of June 30, 2019, the Company’s natural gas and oil derivative positions consisted of swaps and costless collars.  Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a purchased put option and a sold call option, which establishes a minimum and maximum price, respectively, that the Company will receive for the volumes under the contract.

It is the Company's policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competent and competitive market makers. The Company does not post collateral, nor is it exposed to potential margin calls, under any of these contracts, as they are secured under the Credit Facility or under unsecured lines of credit with non-bank counterparties. See Note 10 – “Indebtedness” for further information regarding the Credit Facility.

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

As of June 30, 2019, the following financial derivative instruments were in place (fair value in thousands):

Commodity	Period	Derivative	Volume/Month	Price/Unit	Fair Value
Natural Gas	July 2019	Swap	600,000	Mmbtus	$2.75	(1)	$278
Natural Gas	Aug 2019 - Oct 2019	Swap	100,000	Mmbtus	$2.75	(1)	$136
Natural Gas	Nov 2019 - Dec 2019	Swap	500,000	Mmbtus	$2.75	(1)	$267

Oil	July 2019 - Dec 2019	Collar	7,000	Bbls	$50.00	-	58.00	(2)	$(237)
Oil	July 2019 - Dec 2019	Collar	4,000	Bbls	$52.00	-	59.45	(3)	$(33)

Oil	July 2019	Swap	6,000	Bbls	$66.10	(3)	$46

Oil	July 2019	Swap	12,000	Bbls	$72.10	(3)	$163
Oil	Aug 2019 - Oct 2019	Swap	9,000	Bbls	$72.10	(3)	$370
Oil	Nov 2019 - Dec 2019	Swap	12,000	Bbls	$72.10	(3)	$340

Oil	July 2019 - Dec 2019	Swap	2,400	Bbls	$61.72	(3)	$51

Natural Gas	Jan 2020 - March 2020	Swap	425,000	Mmbtus	$2.84	(1)	$225

Natural Gas	April 2020 - July 2020	Swap	400,000	Mmbtus	$2.53	(1)	$167
Natural Gas	Aug 2020 - Oct 2020	Swap	40,000	Mmbtus	$2.53	(1)	$5

Natural Gas	Nov 2020 - Dec 2020	Swap	375,000	Mmbtus	$2.70	(1)	$38

Oil	Jan 2020 - June 2020	Swap	22,000	Bbls	$57.74	(3)	$148
Oil	July 2020 - Dec 2020	Swap	15,000	Bbls	$57.74	(3)	$221

Total net fair value of derivative instruments	$2,185

(1)    Based on Henry Hub NYMEX natural gas prices.

(2)    Based on Argus Louisiana Light Sweet crude oil prices.

(3)    Based on West Texas Intermediate crude oil prices.

In addition to the above financial derivative instruments, the Company also had a costless swap agreement with a Midland WTI - Cushing oil differential swap price of $0.05 per barrel of crude oil. The agreement fixes the Company’s exposure to that differential on 12,000 barrels of crude oil per month for January 2020 through June 2020 and 10,000 barrels per month for July 2020 through December 2020. The fair value of this costless swap agreement was in a liability position of $84 thousand as of June 30, 2019.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of June 30, 2019 (in thousands):

	Gross	Netting (1)	Total
Assets	$2,393	$—	$2,393
Liabilities	$(292)	$—	$(292)

(1)   Represents counterparty netting under agreements governing such derivatives.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of December 31, 2018 (in thousands):

	Gross	Netting (1)	Total
Assets	$4,600	$—	$4,600
Liabilities	$(422)	$—	$(422)

(1)   Represents counterparty netting under agreements governing such derivatives.

The following table summarizes the effect of derivative contracts on the consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Crude oil contracts	$286	$(1,123)	$941	$(1,711)
Natural gas contracts	211	305	324	380
Realized gain (loss)	$497	$(818)	$1,265	$(1,331)

Crude oil contracts	$365	$(1,311)	$(3,077)	$(1,594)
Natural gas contracts	1,203	(481)	999	(717)
Unrealized gain (loss)	$1,568	$(1,792)	$(2,078)	$(2,311)
Gain (loss) on derivatives, net	$2,065	$(2,610)	$(813)	$(3,642)

6. Stock-Based Compensation

Restricted Stock

During the six months ended June 30, 2019, the Company granted 307,650 shares of restricted common stock, which vest over three years, to employees and executive officers as part of their overall compensation package. Additionally, during the six months ended June 30, 2019, the Company granted 80,410 shares of restricted common stock, which vest over one year, to directors pursuant to the Company’s Director Compensation Plan. The weighted average fair value of the restricted shares granted during the six months ended June 30, 2019, was $2.91 per share, with a total fair value of approximately $1.1 million and no adjustment for an estimated weighted average forfeiture rate. During the six months ended June 30, 2019, 38,161 restricted shares were forfeited by former employees. The aggregate intrinsic value of restricted shares forfeited during the six months ended June 30, 2019 was approximately $0.2 million. The Company recognized approximately $1.4 million in restricted stock compensation expense during the six months ended June 30, 2019 related to restricted stock granted to its officers, employees and directors. As of June 30, 2019, an additional $1.6 million of compensation expense related to restricted stock remained to be recognized over the remaining weighted-average vesting period of 1.8 years. Approximately 1.2 million shares remained available for grant under the Second Amended and Restated 2009 Incentive Compensation Plan as of June 30, 2019, assuming PSUs (as defined below) are settled at 100% of target.

During the six months ended June 30, 2018, the Company granted 225,782 shares of restricted common stock, which vest over three years, to executive officers as part of their overall compensation package. Additionally, during the six months ended June 30, 2018, the Company granted 82,500 shares of restricted common stock, which vest over one year, to directors pursuant to the Company’s Director Compensation Plan. The weighted average fair value of the restricted shares granted during the six months ended June 30, 2018, was $3.76 per share, with a total fair value of approximately $1.2 million and no adjustment for an estimated weighted average forfeiture rate. During the six months ended June 30, 2018, 24,980 restricted shares were forfeited by former employees. The aggregate intrinsic value of restricted shares forfeited during the six months ended June 30, 2018 was approximately $0.2 million. The Company recognized approximately $1.8 million in restricted stock compensation expense during the six months ended June 30, 2018 related to restricted stock granted to its officers, employees and directors.

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

During the six months ended June 30, 2019, the Company granted 117,105 PSUs to executive officers and employees as part of their overall compensation package, which will be measured between January 1, 2019 and December 31, 2021, and were valued at a weighted average fair value of $6.42 per unit. All fair value prices were determined using the Monte Carlo simulation model. During the six months ended June 30, 2019, 49,773 PSUs were forfeited due to the resignations of the Company’s former Senior Vice President of Exploration and Senior Vice President of Operations and Engineering in February 2019. The Company only recognized approximately $0.3 million in stock compensation expense related to PSUs during the six months ended June 30, 2019, primarily due to the expiration of PSUs which failed to meet their target as of December 31, 2018 and the above referenced forfeitures. As of June 30, 2019, an additional $1.4 million of compensation expense related to PSUs remained to be recognized over the remaining weighted-average vesting period of 2.0 years.

During the six months ended June 30, 2018, the Company granted 190,782 PSUs to executive officers as part of their overall compensation package, which will be measured between January 1, 2018 and December 31, 2020, and were valued at a weighted average fair value of $7.69 per unit. All fair value prices were determined using the Monte Carlo simulation model. During the six months ended June 30, 2018, 19,300 PSUs were forfeited by former employees. The Company recognized approximately $1.2 million in stock compensation expense related to PSUs during the six months ended June 30, 2018.

Stock Options

Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the six months ended June 30, 2019 and 2018, there was no excess tax benefit recognized.

Compensation expense related to stock option grants are recognized over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. No stock options were granted during the six months ended June 30, 2019 or 2018.

During the six months ended June 30, 2019, no stock options were exercised and stock options for 12,052 shares were forfeited by former employees. During the six months ended June 30, 2018, no stock options were exercised or forfeited.

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

ASC 842 contains several optional practical expedients upon adoption, one of which is referred to as the “package of three practical expedients”. The expedients must be taken together and allow entities to: (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases. The Company elected to apply this practical expedient package to all of its leases upon adoption. The Company also chose to implement the “short-term accounting policy election” which allows the Company to not include leases with an initial term of twelve months or less on the balance sheet. The Company recognizes payments on these leases within “Operating expenses” on its consolidated statement of operations. ASC 842 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption. The Company elected to apply ASC 842 as of the beginning of the period of adoption (January 1, 2019) and will not restate comparative periods. For new leases, the Company determines if an arrangement is, or contains, a lease at inception. The Company has elected to combine and account for lease and non-lease contract components as a lease.

As of January 1, 2019, the majority of the Company’s operating leases were for field equipment, such as compressors. The adoption of ASC 842 did not have a material effect on the Company’s financial results or disclosures. Most of the Company’s compressor contracts are on a month-to-month basis, and while it is probable the contract will be renewed on a monthly basis, the compressors can be easily substituted or cancelled by either party, with minimal penalties. Leases with these terms are not included on the Company’s balance sheet and are recognized on the statement of operations on a straight-line basis over the lease term. During the six months ended June 30, 2019, the Company entered into a new office lease and new compressor contracts, with lease terms of twelve months or more, which qualify as operating leases under the new standard. The Company also entered into a new office equipment contract, which qualifies as a finance lease, during the six months ended June 30, 2019. These leases do not have a material impact on the Company’ consolidated financial statements.

The following table summarizes the balance sheet information related to the Company’s leases as of June 30, 2019 (in thousands):

June 30, 2019
Operating lease right of use asset - current (1)	$374
Operating lease right of use asset - long-term (2)	291
Total operating lease right of use asset	$665

Operating lease liability - current (3)	$(374)
Operating lease liability - long-term (4)	(291)
Total operating lease liability	$(665)

Financing lease right of use asset - current (1)	$17
Financing lease right of use asset - long-term (2)	69
Total financing lease right of use asset	$86

Financing lease liability - current (3)	$(15)
Financing lease liability - long-term (4)	(71)
Financing lease liability - current	$(86)

(1)	Included in “Other current assets” on the consolidated balance sheet.
(2)	Included in “Other non-current assets” on the consolidated balance sheet.
(3)	Included in “Accounts payable and accrued liabilities” on the consolidated balance sheet.
(4)	Included in “Other long-term liabilities” on the consolidated balance sheet.

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

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of June 30, 2019:

June 30, 2019
Weighted Average Remaining Lease Terms (in months):
Operating leases	22.2
Financing leases	60.0

Weighted Average Discount Rate:
Operating leases	6%
Financing leases	6%

Maturities for the Company’s lease liabilities on the consolidated balance sheet as of June 30, 2019, were as follows (in thousands):

	June 30, 2019
	Operating Leases	Financing Leases
2019 (remaining after June 30, 2019)	$184	$8
2020	358	16
2021	114	17
2022	9	18
2023	-	18
2024	-	9
Total future minimum lease payments	665	86
Less: imputed interest	(38)	(14)
Present value of lease liabilities	$627	$72

The following table summarizes expenses related to the Company’s leases for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1) (2)	$100	$471
Financing lease cost	-	-
Administrative lease cost (3)	18	37
Short-term lease cost (1) (4)	2,068	2,578
Total lease cost	$2,186	$3,086

(1)	This total does not reflect amounts that may be reimbursed by other third parties in the normal course of business, such as non-operating working interest owners.
(2)	Includes operating expense related to an office lease which expired on March 31, 2019 and a new office lease which began on April 1, 2019.
(3)	Costs related primarily to office equipment and IT solutions with lease terms of more than one month and less than one year.
(4)	Costs related primarily to drilling rig and compressor agreements with lease terms of more than one month and less than one year.

There were $0.1 million in cash payments related to operating leases during the six months ended June 30, 2019. No cash payments were made for the financing lease during the six months ended June 30, 2019.

8. Other Financial Information

The following table provides additional detail for accounts receivable, prepaid expenses and other, and accounts payable and accrued liabilities which are presented on the consolidated balance sheets (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable:
Trade receivables	$3,370	$6,052
Receivable for Alta Resources distribution	1,712	1,993
Joint interest billings	4,205	3,833
Income taxes receivable	848	424
Other receivables	1,006	223
Allowance for doubtful accounts	(994)	(994)
Total accounts receivable	$10,147	$11,531

Prepaid expenses and other:
Prepaid insurance	$794	$792
Other	211	511
Total prepaid expenses and other	$1,005	$1,303

Accounts payable and accrued liabilities:
Royalties and revenue payable	$12,580	$17,986
Advances from partners	7,693	1,785
Accrued exploration and development	5,226	4,751
Accrued acquisition costs	3,763	4,352
Trade payables	12,185	3,385
Accrued general and administrative expenses	2,499	2,545
Accrued operating expenses	2,144	1,801
Other accounts payable and accrued liabilities	1,876	2,901
Total accounts payable and accrued liabilities	$47,966	$39,506

Included in the table below are supplemental cash flow disclosures and non-cash investing activities during the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash payments:
Interest payments	$2,157	$2,596
Income tax payments	$805	$81
Non-cash investing activities in the consolidated statements of cash flows:
Increase (decrease) in accrued capital expenditures	$475	$(229)

9. Investment in Exaro Energy III LLC

The Company maintains an ownership interest in Exaro of approximately 37%. The Company’s share in the equity of Exaro at June 30, 2019 was approximately $6.5 million. The Company accounts for its ownership in Exaro using the equity method of accounting, and therefore, does not include its share of individual operating results or production in those reported for the Company’s consolidated results.

The Company’s share in Exaro’s results of operations recognized for the three months ended June 30, 2019 and 2018 was a gain of $0.4 million, net of no tax expense, and a loss of $0.5 million, net of no tax expense, respectively. The Company’s share in Exaro’s results of operations recognized for the six months ended June 30, 2019 and 2018 was a gain of $0.7 million, net of no tax expense, and a gain of $0.2 million, net of no tax expense, respectively.

10. Indebtedness

Credit Facility

The Company’s $500 million revolving credit facility with Royal Bank of Canada and other lenders (the “Credit Facility”) currently matures on October 1, 2019. On June 17, 2019, the Company entered into the Seventh Amendment to the Credit Facility (the “Seventh Amendment”). The Seventh Amendment redetermined the borrowing base at $85 million pursuant to the regularly scheduled redetermination process, with a current availability limit of $75 million. The Seventh Amendment also set the next borrowing base redetermination to August 1, 2019. The borrowing base under the Credit Facility effective August 1, 2019 has not yet been determined.

As of June 30, 2019 and December 31, 2018, the Company had approximately $60.0 million outstanding under the Credit Facility and $1.9 million in an outstanding letter of credit. As of June 30, 2019, borrowing availability under the Credit Facility was $13.1 million.

The Credit Facility is collateralized by a lien on substantially all the producing assets of the Company and its subsidiaries, including a security interest in the stock of Contango’s subsidiaries and a lien on the Company’s oil and gas properties.

Total interest expense under the Credit Facility, including commitment fees, for the three and six months ended June 30, 2019 was approximately $1.1 million and $2.2 million, respectively. Total interest expense under the Credit Facility, including commitment fees, for the three and six months ended June 30, 2018 was approximately $1.3 million and $2.7 million, respectively.

The weighted average interest rate in effect at June 30, 2019 and December 31, 2018 was 5.9% and 6.3%, respectively.

The Credit Facility contains restrictive covenants which, among other things, require a Current Ratio of greater than or equal to 1.00 and a Leverage Ratio of less than or equal to 3.50, both as defined in the Credit Facility. The Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, audited financial statements that include a going concern qualification, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events. As of June 30, 2019, the Company was in compliance with all but the Current Ratio covenant under the Credit Facility,  and the Company obtained a waiver for such non-compliance effective June 30, 2019.

Pursuit of Refinancing and Other Liquidity-Enhancing Initiatives

Over the past several months, the Company has been in discussions with its current lenders and other sources of capital regarding a possible refinancing and/or replacement of its existing Credit Facility, which matures on October 1, 2019. There is no assurance, however, that such discussions will result in a refinancing of the Credit Facility on acceptable terms, if at all, or provide any specific amount of additional liquidity, and in such case there is substantial doubt that the Company could continue as a going concern. The refinancing and/or replacement of the Credit Facility could be made in conjunction with a substantial acquisition or disposition, an issuance of unsecured or non-priority secured debt or preferred or common equity, non-core property monetization, monetization of certain midstream and/or water handling facilities, or a combination of the foregoing. These discussions have included a possible new, replacement or extended Credit Facility that would be expected to provide additional borrowing capacity for future capital expenditures. While the Company reviews such liquidity-enhancing alternative sources of capital, it intends to continue to minimize its drilling program capital expenditures and acquisitions in the Southern Delaware Basin and pursue a reduction in its borrowings under the Credit Facility, including through a reduction in cash general and administrative expenses and the possible sale of additional non-core properties.

11. Income Taxes

The Company’s income tax provision for continuing operations consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current tax provision:
Federal	$—	$—	$—	$—
State	427	151	454	309
Total	$427	$151	$454	$309
Total tax provision:
Federal	$—	$—	$—	$—
State	427	151	454	309
Total income tax provision	$427	$151	$454	$309

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion, or all, of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that the deferred tax assets will be realized and, therefore, established a full valuation allowance at September 30, 2015. For the six months ended June 30, 2019, the Company continued to record a full valuation allowance against its net deferred tax assets. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

Income tax expense relates to current income taxes paid, or expected to be paid, to the State of Louisiana on income from properties within the state that is not shielded by existing Federal tax attributes.

In the quarter ended December 31, 2018, the Company experienced an Ownership Change as described in Internal Revenue Code section 382 as a result of a completed follow-on equity offering. Management estimates that as a result of this Ownership Change, its future Net Operating Loss (“NOL”) and other tax attribute carryforwards will be limited in usage to approximately $2.4 million per year, plus the amount of any built in gains (essentially: the excess of the fair market value of properties over their respective income tax bases) recognized in the five years after 2018. As a result of these limitations, it is likely that a substantial portion of the Company’s pre-2018 NOLs will expire unused. Due to the presence of the valuation allowance from prior years, this event resulted in no net charge to earnings. The Company is performing additional analysis related to this matter which will be finalized when the Company files its 2018 U.S. federal income tax return later this year.

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

In September 2012, a subsidiary of the Company was named as defendant in a lawsuit filed in the District Court for Harris County in Texas involving a title dispute over a 1/16th mineral interest in the producing intervals of certain wells operated by the Company in the Catherine Henderson “A” Unit in Liberty County in Texas. This case was subsequently transferred to the District Court for Liberty County, Texas and combined with a suit filed by other parties against the plaintiff claiming ownership of the disputed interest. The plaintiff has alleged that, based on its interpretation of a series of 1972 deeds, it owns an additional 1/16th unleased mineral interest in the producing intervals of these wells on which it has not been paid (this claimed interest is in addition to a 1/16th unleased mineral interest on which it has been paid). The Company has made royalty payments with respect to the disputed interest in reliance, in part, upon leases obtained from successors to the grantors under the aforementioned deeds, who claim to have retained the disputed mineral interests thereunder. The plaintiff previously alleged damages of approximately $10.7 million, although the plaintiff’s claim increases as additional hydrocarbons are produced from the subject wells. The trial court has entered judgment in favor of the Company’s subsidiary and the successors to the grantors under the aforementioned deeds. The trial court also awarded the Company a judgement against the plaintiff for approximately $1.0 million for reimbursement of legal fees. The plaintiff appealed the trial court’s decision to the applicable state Court of Appeals. In December 2017, the Court of Appeals affirmed the judgment in the Company’s favor. The plaintiff filed a motion for rehearing, which was denied in May 2018. The plaintiff filed a petition requesting that the matter be reviewed by the Texas Supreme Court. In June 2019, the Company received notice that the plaintiff’s petition would be denied.

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

Throughput Contract Commitment

The Company signed a throughput agreement with a third-party pipeline owner/operator that constructed a natural gas gathering pipeline in the Company’s Southeast Texas area that allows the Company to defray the cost of building the pipeline itself. Beginning in late 2016, the Company was unable to meet the minimum monthly gas volume deliveries through this line in its Southeast Texas area and currently forecasts it will continue to not meet the minimum throughput requirements under the agreement based upon the current commodity price market and the Company’s short term strategic drilling plans. Without further development in that area, the volume deficiency will continue through the expiration of the throughput commitment in March 2020. The throughput deficiency fee is paid in April of each calendar year. The Company incurred net fees of $0.5 million during each of the six months ended June 30, 2019 and 2018. As of June 30, 2019, the Company estimates that the remaining net deficiency fee will be approximately $0.7 million through the expiration of the contract on March 31, 2020, all of which is currently accrued.

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

Cautionary Statement about Forward-Looking Statements

Certain statements contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should”, “will”, “believe”, “plan”, “intend”, “expect”, “anticipate”, “estimate”, “forecast”, “efforts”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in our 2018 Annual Report on Form 10-K and those factors summarized below:

•	our ability to continue as a going concern;
•	our ability to refinance or extend our Credit Facility before its maturity date of October 1, 2019;
•	our ability to comply with, or obtain a waiver for non-compliance of, financial covenants in our debt instruments, repay indebtedness and access new sources of indebtedness;
•	any reduction in our borrowing base from time to time;
•	our ability to successfully develop our undeveloped acreage in the Southern Delaware Basin and realize the benefits associated therewith;
•	our financial position;
•	our business strategy, including execution of any changes in our strategy;
•	meeting our forecasts and budgets, including our 2019 capital expenditure budget;
•	expectations regarding natural gas and oil markets in the United States and our realized prices;
•	volatility in natural gas, natural gas liquids and oil prices, including regional differentials;
•	operational constraints, start-up delays and production shut-ins at both operated and non-operated production platforms, pipelines and natural gas processing facilities;
•	the risks associated with acting as operator of deep high pressure and high temperature wells, including well blowouts and explosions;
•

the risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes, especially in prospects in which we have made a large capital commitment relative to the size of our capitalization structure;

•	the timing and successful drilling and completion of natural gas and oil wells;
•	the concentration of drilling in the Southern Delaware Basin, including lower than expected production attributable to down spacing of wells;
•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations, and fund our drilling program;
•	the cost and availability of rigs and other materials, services and operating equipment;
•	timely and full receipt of sale proceeds from the sale of our production;
•	our ability to find, acquire, market, develop and produce new natural gas and oil properties;

•	the conditions of the capital markets and our ability to access debt and equity capital markets or other non-bank sources of financing
•	actions by current and potential sources of capital, including lenders;
•	interest rate volatility;
•	our ability to complete strategic dispositions or acquisitions of assets or businesses and realize the benefits of such dispositions or acquisitions;
•	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
•	the need to take impairments on our properties due to lower commodity prices;
•	the ability to post additional collateral for current bonds or comply with new supplemental bonding requirements imposed by the Bureau of Ocean Energy Management;
•	operating hazards attendant to the natural gas and oil business including weather, environmental risks, accidental spills, blowouts and pipeline ruptures, and other risks;
•	downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
•	potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps;
•	actions or inactions of third-party operators of our properties;
•	actions or inactions of third-party operators of pipelines or processing facilities;
•	the ability to retain key members of senior management and key technical employees and to find and retain skilled personnel;
•	strength and financial resources of competitors;
•	federal and state legislative and regulatory developments and approvals (including additional taxes and changes in environmental regulations);
•	worldwide economic conditions;
•	the ability to construct and operate infrastructure, including pipeline and production facilities;
•	the continued compliance by us with various pipeline and gas processing plant specifications for the gas and condensate produced by us;
•	operating costs, production rates and ultimate reserve recoveries of our natural gas and oil discoveries;
•	expanded rigorous monitoring and testing requirements;
•	the ability to obtain adequate insurance coverage on commercially reasonable terms; and
•	the limited trading volume of our common stock and general market volatility.

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

Overview

We are a Houston, Texas based, independent oil and natural gas company. Our business is to maximize production and cash flow from our offshore properties in the shallow waters of the Gulf of Mexico (“GOM”) and onshore Texas and Wyoming properties and to use that cash flow to explore, develop, exploit, increase production from and acquire crude oil and natural gas properties in West Texas, the onshore Texas Gulf Coast and the Rocky Mountain regions of the United States. On June 14, 2019, following approval by our stockholders at the 2019 annual meeting of stockholders, we changed our state of incorporation from the State of Delaware to the State of Texas and increased our number of authorized shares of common stock from 50 million to 100 million.

The following table lists our primary producing areas as of June 30, 2019:

Location	Formation
Gulf of Mexico	Offshore Louisiana - water depths less than 300 feet
Southern Delaware Basin, Pecos County, Texas	Wolfcamp A and B
Madison and Grimes counties, Texas	Woodbine (Upper Lewisville)
Zavala and Dimmit counties, Texas	Buda / Eagle Ford / Georgetown
San Augustine County, Texas	Haynesville shale, Mid Bossier shale and James Lime formations
Other Texas Gulf Coast	Conventional and smaller unconventional formations
Weston County, Wyoming	Muddy Sandstone
Sublette County, Wyoming	Jonah Field (1)

(1)	Through a 37% equity investment in Exaro Energy III LLC (“Exaro”). Production associated with this investment is not included in our reported production results for all periods shown in this report.

Capital Expenditures

Our 2019 capital program has focused, and will continue to focus, on the development of our approximate 17,000 gross operated (8,100 total net) acres in our Southern Delaware Basin acreage in Pecos County, Texas. Due to limited liquidity and near-term expiration of our credit facility (as discussed below), while we review liquidity-enhancing alternative sources of capital, we intend to continue to minimize our drilling program capital expenditures in the Southern Delaware Basin. In addition, until a sustained improvement in commodity prices occurs, we will commit drilling capital to West Texas, and other areas, only to fulfill leasehold commitments, preserve core acreage and, where determined appropriate to do so, expand our presence in those existing areas. Despite challenges experienced throughout the Southern Delaware Basin related to constrained production takeaway capacity, and the adverse impact on commodity price differentials, we still generate positive returns to date on our drilling investment. We continuously monitor the commodity price environment, including its stability, forecast and geographic price differentials, and, if warranted, will make adjustments to our capital program as the year progresses. We will continue to make balance sheet strength a priority in 2019 by limiting capital expenditures to a level that can be funded through internally generated cash flow and non-core asset sales.

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

Southern Delaware Basin (West Texas)

As of December 31, 2018, we had nine wells producing from the Wolfcamp A formation,  three wells producing from the Wolfcamp B formation, and a fourth Wolfcamp B well, the Ripper State #2H,  which was drilled in November 2018. The Ripper State #2H was recently completed and initiated flow back in late July 2019.

On April 24, 2019, we spud the American Hornet #1H, targeting the Wolfcamp A formation. This well was drilled to a total measured depth of approximately 20,100 feet, including an approximate 9,800 foot lateral. Completion operations began in late July 2019, and production is expected to begin later in the third quarter.

On March 19, 2019, we spud the Iron Snake #1H, targeting the Wolfcamp B formation. This well was drilled to a total measured depth of approximately 20,500 feet, including an approximate 10,100 foot lateral. Completion operations are expected to begin in September 2019, with production expected to begin in the fourth quarter.

On June 3, 2019, we spud the Breakthrough State #1H, targeting the Wolfcamp A formation. This well was drilled to a total measured depth of approximately 20,300 feet, including an approximate 9,800 foot lateral. Completion operations are expected to begin later this fall, with production expected to begin in the fourth quarter.

On  July 4, 2019, we spud the Old Ironside #1H, targeting the Wolfcamp A formation. This well was drilled to a total measured depth of approximately 20,400 feet, including an approximate 9,900 foot lateral, with completion operations expected to begin later this fall and production expected to begin in the fourth quarter.

Impairment of Long-Lived Assets

We recognized non-cash proved property impairment of $0.2 million for the six months ended June 30, 2019, related to leases in Wyoming and an onshore non-operated property in an area previously impaired due to revised reserve estimates made during the quarter ended December 31, 2018. Under GAAP, an impairment charge is required when the unamortized capital cost of any individual property within the Company’s producing property base exceeds the risked estimated future net cash flows from the proved, probable and possible reserves for that property. We recognized non-cash impairment expense of approximately $0.9 million for the six months ended June 30, 2019, related to impairment of certain unproved properties primarily due to expiring leases.

Going Concern Assessment

As discussed below under “Capital Resources and Liquidity”, our Credit Facility (as defined in “Capital Resources and Liquidity”) currently matures on October 1, 2019. Over the past several months, we have been in discussions with our current lenders and other sources of capital regarding a possible refinancing and/or replacement of our existing Credit Facility. There is no assurance, however, that such discussions will result in a refinancing of the Credit Facility on acceptable terms, if at all, or provide any specific amount of additional liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. However, the accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include adjustments that might result from the outcome of the uncertainty, including any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Summary Production Information

Our production for the three months ended June 30, 2019 was approximately 59% offshore and 41% onshore, volumetrically, and was comprised of 55% natural gas, 26% oil and 19% natural gas liquids. Our production for the three months ended June 30, 2018 was 56% offshore and 44% onshore, volumetrically, and was comprised of approximately 59% natural gas, 24% oil and 17% natural gas liquids.

The table below sets forth our average net daily production data in Mmcfe/d for each of our fields for each of the periods indicated:

	Three Months Ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
Offshore (1)	23.7	27.2	25.3	23.5	19.1
West Texas	6.7	6.4	7.5	5.9	5.9
Other Onshore (2)	12.0	10.0	7.0	6.5	7.3
	42.4	43.6	39.8	35.9	32.3

(1)

Our Vermilion 170 well was sold effective December 1, 2018 and produced at an average daily rate of 2.2 Mmcfe/d during 2018.  The three months ended June 30, 2019 included a decreased production rate of approximately 1.9 Mmcfe/d due to downtime for pipeline and compressor repair and maintenance.

(2)

Includes Woodbine production from Madison and Grimes counties and conventional production in others; Eagle Ford and Buda production from Zavala and Dimmit counties; and wells in East Texas and Wyoming. Decrease in production during the three months ended December 31, 2018 is primarily due to the Liberty and Hardin County property sale in November 2018.

Other Investments

Jonah Field - Sublette County, Wyoming

Our wholly owned subsidiary, Contaro Company, owns a  37% ownership interest in Exaro. As of June 30, 2019, Exaro had 648 wells on production over its 5,760 gross acres (1,040 net), with a working interest between 2.4% and 32.5%.

These wells were producing at a rate of approximately 19 Mmcfe/d, net to Exaro. As a result of our investment in Exaro, we recognized an investment gain of approximately $0.4 million, net of no tax expense, and an investment loss of approximately $0.5 million, net of no tax expense, for the three months ended June 30, 2019 and 2018, respectively. We recognized an investment gain of approximately $0.7 million, net of no tax expense, and an investment gain of approximately $0.2 million, net of no tax expense, for the six months ended June 30, 2019 and 2018, respectively. See Note 9 to our Financial Statements - “Investment in Exaro Energy III LLC” for additional details related to this investment.

Non-Core Asset Sales

As we have expanded our presence in the Southern Delaware Basin, we also began to sell non-core assets to enhance our liquidity, eliminate marginal assets and reduce administrative costs by focusing our efforts on West Texas. These asset sales provide some immediate liquidity and improve our balance sheet by removing potential asset retirement obligations. During the year ended 2018, we sold certain Eagle Ford Shale assets in Karnes County, Texas for $21.0 million; Gulf Coast conventional assets in Southeast Texas for $6.0 million, and Gulf Coast conventional and unconventional assets in South Texas for $0.9 million. In December 2018, we also sold our offshore Vermilion 170 property in exchange for a retained overriding royalty interest (“ORRI”) in the well, the buyer’s assumption of the plugging and abandonment obligation and an ORRI in any future wells drilled by the buyer on two nearby prospects that would produce through this platform. In June 2019, we also sold certain minor, non-core operated assets located in Lavaca and Wharton counties, Texas in exchange for the buyer’s assumption of the plugging and abandonment liabilities of the sold properties.

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids ("NGLs") from operations for the three and six months ended June 30, 2019 and 2018. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six thousand cubic feet (“Mcf”) of natural gas. Reported operating expenses include production taxes, such as ad valorem and severance taxes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	%	2019	2018	%

Revenues (thousands):
Oil and condensate sales	$7,439	$9,607	(23)%	$13,845	$18,418	(25)%
Natural gas sales	3,857	5,848	(34)%	9,499	14,457	(34)%
NGL sales	1,466	2,993	(51)%	3,429	6,010	(43)%
Total revenues	$12,762	$18,448	(31)%	$26,773	$38,885	(31)%

Production:
Oil and condensate (thousand barrels)
Offshore GOM	10	18	(44)%	23	37	(38)%
West Texas	60	70	(14)%	125	122	2%
Other Onshore	57	63	(10)%	105	133	(21)%
Total oil and condensate	127	151	(16)%	253	292	(13)%
Natural gas (million cubic feet)
Offshore GOM	1,325	1,695	(22)%	2,960	3,991	(26)%
West Texas	88	80	10%	152	126	21%
Other Onshore	215	504	(57)%	409	1,075	(62)%
Total natural gas	1,628	2,279	(29)%	3,521	5,192	(32)%
Natural gas liquids (thousand barrels)
Offshore GOM	58	59	(2)%	124	137	(9)%
West Texas	15	18	(17)%	29	25	16%
Other	19	34	(44)%	37	74	(50)%
Total natural gas liquids	92	111	(17)%	190	236	(19)%
Total (million cubic feet equivalent)
Offshore GOM	1,736	2,156	(19)%	3,847	5,033	(24)%
West Texas	541	606	(11)%	1,075	1,008	7%
Other Onshore	665	1,092	(39)%	1,255	2,317	(46)%
Total production	2,942	3,854	(24)%	6,177	8,358	(26)%

Daily Production:
Oil and condensate (thousand barrels per day)
Offshore GOM	0.1	0.2	(44)%	0.1	0.2	(38)%
West Texas	0.7	0.8	(14)%	0.7	0.7	2%
Other Onshore	0.6	0.7	(10)%	0.6	0.7	(21)%
Total oil and condensate	1.4	1.7	(16)%	1.4	1.6	(13)%
Natural gas (million cubic feet per day)
Offshore GOM	14.6	18.6	(22)%	16.4	22.1	(26)%
West Texas	1.0	0.9	10%	0.8	0.7	21%
Other Onshore	2.3	5.5	(57)%	2.3	5.9	(62)%
Total natural gas	17.9	25.0	(29)%	19.5	28.7	(32)%
Natural gas liquids (thousand barrels per day)
Offshore GOM	0.6	0.6	(2)%	0.7	0.8	(9)%
West Texas	0.2	0.2	(17)%	0.2	0.1	16%
Other	0.2	0.4	(44)%	0.1	0.4	(50)%
Total natural gas liquids	1.0	1.2	(17)%	1.0	1.3	(19)%

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	%	2019	2018	%

Total (million cubic feet equivalent per day)
Offshore GOM	19.1	23.7	(19)%	21.3	27.8	(24)%
West Texas	5.9	6.7	(11)%	5.9	5.6	7%
Other Onshore	7.3	12.0	(39)%	6.9	12.8	(46)%
Total production	32.3	42.4	(24)%	34.1	46.2	(26)%

Average Sales Price:
Oil and condensate (per barrel)	$58.42	$63.53	(8)%	$54.78	$63.16	(13)%
Natural gas (per thousand cubic feet)	$2.37	$2.57	(8)%	$2.70	$2.78	(3)%
Natural gas liquids (per barrel)	$16.01	$26.84	(40)%	$18.05	$25.32	(29)%
Total (per thousand cubic feet equivalent)	$4.34	$4.79	(9)%	$4.33	$4.65	(7)%

Expenses (thousands):
Operating expenses	$5,694	$6,478	(12)%	$10,886	$13,405	(19)%
Exploration expenses	$249	$394	(37)%	$473	$863	(45)%
Depreciation, depletion and amortization	$7,573	$9,498	(20)%	$15,129	$19,983	(24)%
Impairment and abandonment of oil and gas properties	$1,247	$777	60%	$1,834	$4,104	(55)%
General and administrative expenses	$4,456	$5,354	(17)%	$9,461	$12,080	(22)%
Gain (loss) from investment in affiliates (net of taxes)	$427	$(475)	(190)%	$457	$232	97%

Selected data per Mcfe:
Operating expenses	$1.94	$1.68	15%	$1.76	$1.60	10%
General and administrative expenses	$1.51	$1.39	9%	$1.53	$1.45	6%
Depreciation, depletion and amortization	$2.57	$2.46	4%	$2.45	$2.39	3%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

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

We reported revenues of $12.8 million for the three months ended June 30, 2019, compared to revenues of $18.4 million for the three months ended June 30, 2018. The decrease in revenues was primarily attributable to lower natural gas production, which was mostly related to non-core property sales and offshore downtime for pipeline and compressor repair and maintenance, as well as the expected year over year decline in our offshore properties. The decrease in revenues was also due to lower oil production related to the temporary suspension of our drilling program in West Texas for the fourth quarter of 2018 and first quarter of 2019 because of the unstable oil price environment,

Total equivalent production was 32.3 Mmcfe/d for the three months ended June 30, 2019, compared to 42.4 Mmcfe/d in the prior year quarter. Net natural gas production for the three months ended June 30, 2019 was approximately 17.9 Mmcf/d, compared with approximately 25.0 Mmcf/d for the three months ended June 30, 2018, with approximately 80% of the decline related to non-core property sales, and the remainder primarily due to downtime associated with offshore pipeline and compressor repair and maintenance and normal field decline in our offshore properties. NGL production decreased from approximately 1,200 barrels per day to 1,000 barrels per day, mostly related to non-core property sales.  Net oil production decreased from approximately 1,700 barrels per day to 1,400 barrels per day primarily due to the temporary suspension of our drilling program in West Texas for the fourth quarter of 2018 and first quarter of 2019. The higher-unit value oil and NGL production (but lower volume equivalency than gas) increased from 41% to 45% of total production due to our focus on our oil-weighted West Texas drilling program. West Texas accounted for 18% of total equivalent production for the three months ended June 30, 2019, as compared to 16% of total equivalent production for the three months ended June 30, 2018.

Average Sales Prices

The average equivalent sales price realized for the three months ended June 30, 2019 was $4.34 per Mcfe compared to $4.79 per Mcfe for the three months ended June 30, 2018. This decrease was attributable primarily to the decrease in the realized price of oil to $58.42 per barrel from  $63.53 per barrel for the three months ended June 30, 2018, and to the decrease in the realized price of NGLs to $16.01 per barrel, from  $26.84 per barrel for the three months ended June 30, 2018.

Operating Expenses

Operating expenses for the three months ended June 30, 2019 were approximately $5.7 million, or $1.94 per Mcfe, compared to $6.5 million, or $1.68 per Mcfe, for the three months ended June 30, 2018. The table below provides additional detail of operating expenses for each of the three month periods:

	Three Months Ended June 30,
	2019		2018
	(in thousands)	(per Mcfe)	(in thousands)	(per Mcfe)
Lease operating expenses	$3,629	$ 1.23	$4,852	$ 1.26
Production & ad valorem taxes	657	0.22	836	0.22
Transportation & processing costs	502	0.17	285	0.07
Workover costs	906	0.32	505	0.13
Total operating expenses	$5,694	1.94	$6,478	$ 1.68

Lease operating expenses decreased from $4.9 million during the three months ended June 30, 2018 to $3.6 million for the three months ended June 30, 2019, primarily due to our non-core property sales.

Production and ad valorem expenses decreased from $0.8 million during the three months ended June 30, 2018 to $0.7 million for the three months ended June 30, 2019, primarily as a result of lower production associated with our non-core property sales.

Transportation and processing costs increased from $0.3 million during the three months ended June 30, 2018 to $0.5 million for the three months ended June 30, 2019, primarily due to a prior period adjustment related to an offshore processing fee overcharge, which caused 2018 costs to be lower than usual.

Impairment and Abandonment Expenses

During the three months ended June 30, 2019, we recognized $0.2 million in non-cash proved property impairment related to leases in Wyoming and an onshore non-operated property in an area previously impaired due to revised reserve estimates made during the quarter ended December 31, 2018. During the three months ended June 30, 2018, we recognized $0.4 million in non-cash proved property impairment due to revised reserve estimates.  We recognized non-cash unproved impairment expense of approximately $0.4 million, primarily related to expiring leases, during each of the three months ended June 30, 2019 and June 30, 2018. We recognized abandonment expense of approximately $0.6 million during the three months ended June 30, 2019. An immaterial amount of abandonment expense was recognized during the three months ended June 30, 2018.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the three months ended June 30, 2019 was approximately $7.6 million, or $2.57 per Mcfe. This compares to approximately $9.5 million, or $2.46 per Mcfe, for the three months ended June 30, 2018. The lower depletion expense for the three months ended June 30, 2019 was attributable to lower production.

General and Administrative Expenses

Total general and administrative expenses for the three months ended June 30, 2019 were approximately $4.5 million, compared to $5.4 million for the three months ended June 30, 2018.

The table below provides additional detail of general and administrative expenses for each of the three month periods:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Wages and benefits (1)	$1,206	$1,719
Non-cash stock-based compensation (1)	584	1,583
Professional fees (2)	1,021	754
Professional fees - special (3)	985	—
Other (4)	660	1,298
Total general and administrative expenses	$4,456	$5,354

(1)	Lower expense primarily due to lower head count in 2019.
(2)	Primarily includes fees related to recurring legal, consultants, and accounting and auditing.
(3)	Non-recurring fees incurred in conjunction with our pursuit of strategic initiatives.
(4)	Includes fees related to insurance, office costs and other company expenses.

Gain (Loss) from Affiliates

For the quarters ended June 30, 2019 and June 30, 2018, we recorded a gain from affiliates of approximately $0.4 million, net of no tax expense, and a loss of $0.5 million, net of no tax expense, respectively, related to our investment in Exaro.

Gain from Sale of Assets

During the three months ended June 30, 2019, we recorded a gain on sale of assets of $0.4 million primarily related to post-closing adjustments from sales of non-core properties during 2018 and 2019. During the three months ended June 30, 2018 we recorded a gain on sale of assets of $1.4 million related to the sale of our non-operated assets in Starr County, Texas.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

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

We reported revenues of $26.8 million for the six months ended June 30, 2019, compared to revenues of $38.9 million for the six months ended June 30, 2018. The decrease in revenues was primarily attributable to lower natural gas production, which was mostly related to non-core property sales,  offshore downtime for pipeline and compressor repair and maintenance and the expected year over year decline in our offshore properties. The decrease in revenues was also due to the temporary suspension of our drilling program in West Texas for the fourth quarter of 2018 and first quarter of 2019 because of the unstable oil price environment.

Total equivalent production was 34.1 Mmcfe/d for the six months ended June 30, 2019, compared to 46.2 Mmcfe/d in the prior year quarter. Net natural gas production for the six months ended June 30, 2019 was approximately 19.5 Mmcf/d, compared with approximately 28.7 Mmcf/d for the six months ended June 30, 2018, with approximately half of the decline related to non-core property sales, and the remainder primarily due to normal field decline in our offshore properties.  NGL production decreased from approximately 1,300 barrels per day to 1,000 barrels per day, mostly related to non-core property sales. Net oil production decreased from approximately 1,600 barrels per day to 1,400 barrels per day  primarily due to the temporary suspension of our drilling program in West Texas for the fourth quarter of 2018 and first quarter of 2019. The higher-unit value oil and NGL production (but lower volume equivalency than gas) increased from 38% to 43% of total production due to our focus on our oil-weighted West Texas drilling program. West Texas accounted for 17% of total equivalent production for the six months ended June 30, 2019, as compared to 12% of total equivalent production for the six months ended June 30, 2018.

Average Sales Prices

The average equivalent sales price realized for the six months ended June 30, 2019 was $4.33 per Mcfe compared to $4.65 per Mcfe for the six months ended June 30, 2018. This decrease was attributable primarily to the decrease in the realized price of oil to $54.78 per barrel, from  $63.16 per barrel for the six months ended June 30, 2018, and to the decrease in the realized price of NGLs to $18.05 per barrel, from  $25.32 per barrel for the six months ended June 30, 2018.

Operating Expenses

Operating expenses for the six months ended June 30, 2019 were approximately $10.9 million, or $1.76 per Mcfe, compared to $13.4 million, or $1.60 per Mcfe, for the six months ended June 30, 2018. The table below provides additional detail of operating expenses for each of the six month periods:

	Six Months Ended June 30,
	2019		2018
	(in thousands)	(per Mcfe)	(in thousands)	(per Mcfe)
Lease operating expenses	$7,314	$ 1.17	$9,896	$ 1.18
Production & ad valorem taxes	1,043	0.17	1,618	0.19
Transportation & processing costs	1,197	0.19	882	0.11
Workover costs	1,332	0.23	1,009	0.12
Total operating expenses	$10,886	1.76	$13,405	$ 1.60

Lease operating expenses decreased from $9.9 million during the six months ended June 30, 2018 to $7.3 million for the six months ended June 30, 2019, primarily due to our non-core property sales.

Production and ad valorem expenses decreased from $1.6 million during the six months ended June 30, 2018 to $1.0 million for the six months ended June 30, 2019, primarily as a result of lower production associated with our non-core property sales.

Transportation and processing costs increased from $0.9 million during the six months ended June 30, 2018 to $1.2 million for the six months ended June 30, 2019, primarily due to the final accrual in 2019 for our estimated remaining throughput commitment fee in Southeast Texas, and a prior period credit related to an offshore processing fee overcharge, which caused 2018 costs to be lower than usual. See Note 12 – “Commitments and Contingencies” for further information regarding the throughput commitment fee.

Impairment and Abandonment Expenses

During the six months ended June 30, 2019, we recognized $0.2 million in non-cash proved property impairment related to expiring leases in Wyoming and an onshore non-operated property in an area previously impaired due to revised reserve estimates made during the quarter ended December 31, 2018, compared to $2.7 million in non-cash impairment charges for the six months ended June 30, 2018, related to revised reserve estimates of onshore and offshore proved properties. During the six months ended June 30, 2019 and 2018, we recognized non-cash impairment expense of approximately $0.9 million and approximately $1.2 million, respectively, related to impairment of certain non-core unproved properties primarily due to expiring leases. We recognized abandonment expense of approximately $0.7 million and $0.2 million during the six months ended June 30, 2019 and June 30, 2018, respectively.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization for the six months ended June 30, 2019 was approximately $15.1 million, or $2.45 per Mcfe. This compares to approximately $20.0 million, or $2.39 per Mcfe, for the six months ended June 30, 2018. The lower depletion expense for the six months ended June 30, 2019 was attributable to lower production.

General and Administrative Expenses

Total general and administrative expenses for the six months ended June 30, 2019 were approximately $9.5 million, compared to $12.1 million for the six months ended June 30, 2018.

The table below provides additional detail of general and administrative expenses for each of the six month periods:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Wages and benefits (1)	$2,057	$4,442
Non-cash stock-based compensation (1)	1,637	3,008
Professional fees (2)	2,128	2,040
Professional fees - special (3)	1,736	—
Other (4)	1,903	2,590
Total general and administrative expenses	$9,461	$12,080

(1)	Lower expense primarily due to lower head count in 2019.
(2)	Primarily includes fees related to recurring legal, consultants, and accounting and auditing.
(3)	Non-recurring fees incurred in conjunction with our pursuit of strategic initiatives.
(4)	Includes fees related to insurance, office costs and other company expenses.

Gain from Affiliates

For the six months ended June 30, 2019 and June 30, 2018, we recorded a gain from affiliates of approximately $0.7 million, net of no tax expense, and a gain of $0.2 million, net of no tax expense, respectively, related to our investment in Exaro.

Gain from Sale of Assets

During the six months ended June 30, 2019, we recorded a gain on sale of assets of $0.4 million primarily related to post-closing adjustments from sales of non-core properties during 2018 and 2019. During the six months ended June 30, 2018, we recorded a gain on sale of assets of $10.8 million, prior to final closing adjustments, related to the sale of our operated Eagle Ford Shale assets located in Karnes County, Texas and the sale of our non-operated assets in Star County, Texas.

Capital Resources and Liquidity

During the six months ended June 30, 2019, we incurred expenditures of $14.7 million on capital projects, including $9.0 million for our drilling program in the Southern Delaware Basin and $1.6 million in leasehold acquisition costs and spud fees in the Southern Delaware Basin. We also incurred $1.7 million for the drilling and completion of two non-operated wells targeting the Georgetown formation in our Other Onshore area. The remaining incurred expenditures are primarily related to workovers.

Our capital expenditure forecast for 2019 is approximately $35.1 million, including $29.2 million in the Southern Delaware Basin. For the rest of 2019, we have budgeted for the completion of the four previously drilled West Texas wells. We expect to bring these wells on production during the third and fourth quarters. If we are able to refinance and/or replace our Credit Facility, we believe that our internally generated cash flow and proceeds from the sale of non-core assets, combined with availability under a new credit facility will be sufficient to meet the liquidity requirements necessary to fund our daily operations and planned capital development and to meet our debt service requirements for the next twelve months. If we are not able to refinance and/or replace our Credit Facility, there is substantial doubt about our ability to continue as a going concern. See “Pursuit of Refinancing and Other Liquidity-Enhancing Initiatives”.

Cash From Operating Activities

Cash flows provided by operating activities were approximately $14.9 million in cash for the six months ended June 30, 2019 compared to $13.3 million provided by operating activities for the same period in 2018. The table below provides additional detail of cash flows from operating activities for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash flows from operating activities, exclusive of changes in working capital accounts	$5,902	$11,902
Changes in operating assets and liabilities	8,996	1,361
Net cash provided by operating activities	$14,898	$13,263

Cash From Investing Activities

Net cash flows used in investing activities were $14.6 million for the six months ended June 30, 2019, substantially all of which was related to cash capital costs for leasehold and drilling costs in the Southern Delaware Basin and non-operated wells in the Georgetown formation.

Net cash flows used in investing activities were $8.5 million for the six months ended June 30, 2018.  We expended $30.1 million in cash capital costs, primarily related to drilling and/or completing wells in the Southern Delaware Basin and acquiring or extending unproved leases during the quarter, partially offset by $21.6 million provided by the sale of our properties in Karnes County, Texas and non-operated properties in Starr County, Texas.

Cash From Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2019 were approximately $0.3 million, primarily related to shares withheld from employees for the payment of taxes due on vested shares of restricted stock issued. Cash flows used in financing activities for the six months ended June 30, 2018 were approximately $4.7 million, primarily related to net repayment of borrowings outstanding under our Credit Facility.

Credit Facility

Our $500 million secured revolving credit facility with Royal Bank of Canada and other lenders (the “Credit Facility”), currently matures October 1, 2019. On June 17, 2019, the Company entered into the Seventh Amendment to the Credit Facility (the “Seventh Amendment”). The Seventh Amendment redetermined the borrowing base at $85 million pursuant to the regularly scheduled redetermination process, with a current availability limit of $75 million. As of June 30, 2019, borrowing availability under the Credit Facility was $13.1 million. The Seventh Amendment also set the next borrowing base redetermination to August 1, 2019.  The borrowing base under the Credit Facility effective August 1, 2019 has not yet been determined. If the borrowing base is reduced, we would further minimize our drilling program capital expenditures and repay any borrowings required under the Credit Facility, which could necessitate seeking additional sources of financing to comply with any repayment requirements under the Credit Facility.

The Credit Facility contains restrictive covenants which, among other things, require a Current Ratio of greater than or equal to 1.00  and a Leverage Ratio of less than or equal to 3.50, both as defined in the Credit Facility. The Credit Facility also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, audited financial statements that include a going concern qualification, payment defaults, breach of certain covenants including the current ratio covenant, bankruptcy, insolvency or change of control events. As of June 30, 2019, we were in compliance with all but the Current Ratio covenant under the Credit Facility,  and we obtained a waiver for such non-compliance effective June 30, 2019.

Pursuit of Refinancing and Other Liquidity-Enhancing Initiatives

Over the past several months, we have been in discussions with our current lenders and other sources of capital regarding a possible refinancing and/or replacement of our existing Credit Facility, which matures on October 1, 2019. There is no assurance, however, that such discussions will result in a refinancing of the Credit Facility on acceptable terms, if at all, or provide any specific amount of additional liquidity. These conditions raise substantial doubt about our ability to continue as a going concern. However, the accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include adjustments that might result from the outcome of the uncertainty, including any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

The refinancing and/or replacement of the Credit Facility could be made in conjunction with a substantial acquisition or disposition, an issuance of unsecured or non-priority secured debt or preferred or common equity, non-core property monetization, potential monetization of certain midstream and/or water handling facilities, or a combination of the foregoing. These discussions have included a possible new, replacement or extended Credit Facility that would be expected to provide additional borrowing capacity for future capital expenditures and acquisitions. While we review such liquidity-enhancing alternative sources of capital and until we secure a permanent source of capital, we intend to continue to minimize our drilling program capital expenditures in the Southern Delaware Basin and pursue a reduction in our borrowings under the Credit Facility, including through a reduction in cash general and administrative expenses and the possible sale of additional non-core properties.

If we are unable to refinance the Credit Facility in full before the maturity date, we may pursue restructuring initiatives and the lenders may take action that would have a material adverse effect on us. Please read “We may not be able to refinance or replace our maturing debt on favorable terms, or at all, which will materially adversely affect our financial condition and our ability to develop our oil and gas assets.” and “If we are unable to comply with restrictions and covenants in our Credit Facility, there could be a default under the terms of the agreement, which could result in an acceleration of payments of funds that we have borrowed.” in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Off Balance Sheet Arrangements

We may enter into off-balance sheet arrangements that can give rise to off-balance sheet obligations. As of June 30, 2019, we have no off-balance sheet arrangements that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial and Accounting Officer concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Note 12 to our Financial Statements – “Commitments and Contingencies.”

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A. of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Our bylaws provide, subject to limited exceptions, that the United States District Court for the Southern District of Texas will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our bylaws provide, subject to limited exceptions, that unless we consent to the selection of an alternative forum, the United States District Court for the Southern District of Texas or, if such court lacks jurisdiction, the state district court of Harris County, Texas, shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought in the name or right of the Company or on its behalf, (ii) action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee or other agent of the Company to the Company or the Company’s stockholders, (iii) action asserting a claim arising pursuant to any provision of the Texas Business Organizations Code (the “TBOC”), or our certificate of incorporation or bylaws, or (iv) action asserting a claim governed by the internal affairs doctrine.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our bylaws. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims.

Our bylaws provide certain limitations with respect to business combinations with affiliated stockholders, which may discourage transactions that would otherwise be preferred by a stockholder.

We have elected not to be governed by Texas business combination law, which prohibits a publicly held Texas corporation from engaging in a business combination with an affiliated shareholder for a period of three years after the affiliated shareholder’s share acquisition date, unless the business combination is approved in a prescribed manner. Our bylaws, however, provide that, subject to certain exceptions, we shall not engage in any business combination (as defined in our bylaws) with any “affiliated stockholder” for a period of three years following the time that such stockholder became an affiliated stockholder, unless:

•	prior to such time, our board of directors approved either the business combination or the transaction which resulted in the stockholder becoming an affiliated stockholder;
•

upon consummation of the transaction which resulted in the stockholder becoming an affiliated stockholder, the affiliated stockholder owned at least 85% of our voting common stock outstanding, excluding shares held by certain directors who are also officers;

•

at or subsequent to such time, the business combination is approved by the affirmative vote of (i) our board of directors and (ii) the holders of at least two-thirds (2/3) of our outstanding voting common stock not owned by the affiliated stockholder or an affiliate or associate of the affiliated stockholder, at a meeting of stockholders called for that purpose not less than six months after the transaction which resulted in the stockholder becoming an affiliated stockholder; or
•

at or subsequent to such time, the business combination is approved by (i) a majority of the directors of our board who are not the affiliated stockholder (or an affiliate or associate thereof, or nominated for election by such affiliated stockholder) and were a member of our board on or prior to June 14, 2019 or were elected or nominated for election by a majority of directors who were members of our board on or prior to June 14, 2019, and (ii) a majority of our voting common stock outstanding.

For purposes of this provision, “affiliated stockholder” means any person that is the owner of 20% or more of the voting common stock outstanding or, during the preceding three-year period, was the owner of 20% or more of our voting common stock outstanding; provided, however, that “affiliated stockholder” does not include certain stockholders whose aggregate ownership does not exceed 23% of our voting common stock outstanding, subject to adjustment by our board of directors. This provision has an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that might result in a premium over the market price for the shares of our common stock. This provision may also have the effect of limiting financing transactions with interested stockholders that could be deemed favorable sources of capital. With the approval of 2/3 of our board of directors or our stockholders, this provision of our bylaws could be amended to further provide antitakeover protection. In addition, with approval of our board of directors and a majority of stockholders, we could change our state of incorporation and modify the antitakeover provisions applicable to us, or we could amend our certificate of incorporation in the future to elect to be governed by the Texas business combination law.

Certain antitakeover provisions may affect your rights as a shareholder.

Our articles of incorporation authorize our board of directors to set the terms of and issue preferred stock without shareholder approval. Our board of directors could use the preferred stock as a means to delay, defer or prevent a takeover attempt that a shareholder might consider to be in our best interest. In addition, our revolving credit facility and our indentures governing our senior notes and our outstanding preferred stock contain terms that may restrict our ability to enter into change of control transactions, including requirements to repay borrowings under our revolving credit facility, to offer to repurchase senior notes and to offer to redeem our preferred stock in either event upon a change of control, as determined under the relevant documents relating to such obligations. These provisions, along with specified provisions of the TBOC and our articles of incorporation and bylaws, may discourage or impede transactions involving actual or potential changes in our control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company withheld the following shares from employees during the three months ended June 30, 2019 for the payment of taxes due on shares of restricted stock that vested and were issued under its stock-based compensation plans:

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part of	of Shares that May Yet
Period	Shares Withheld	Per Share	Publicly Announced Program	be Purchased Under Program

April 2019	14,862	$3.12	—	$—
May 2019	1,271	$2.94	—	$—
June 2019	—	$—	—	$—
Total	16,133	$3.11	—	$31.8 million (1)

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
2.1

Agreement and Plan of Merger dated as of April 26, 2019, by and between Contango Oil & Gas Company and MCF Merger Sub Corp (filed as Exhibit 2.1 to the Company’s Report on Form 8-K dated June 14, 2019, as filed with the Securities and Exchange Commission on June 14, 2019 and incorporated by reference herein).

3.1

Amended and Restated Certificate of Formation of Contango Oil & Gas Company (filed as Exhibit 3.3 to the Company’s Report on Form 8-K dated June 14, 2019, as filed with the Securities and Exchange Commission on June 14, 2019 and incorporated by reference herein).

3.2

Bylaws of Contango Oil & Gas Company (filed as Exhibit 3.4 to the Company’s Report on Form 8-K dated June 14, 2019, as filed with the Securities and Exchange Commission on June 14, 2019 and incorporated by reference herein).

10.1

Separation Agreement and General Release by Contango Oil & Gas Company and Tommy H. Atkins dated April 16, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 16, 2019, as filed with the Securities and Exchange Commission on April 17, 2019 and incorporated by reference herein).

10.2

Seventh Amendment to Credit Agreement dated as of June 17, 2019 among Contango Oil & Gas Company, as Borrower, Royal Bank of Canada, as Administrative Agent, and the Lenders Signatory hereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2019, as filed with the Securities and Exchange Commission on June 18, 2019 and incorporated by reference herein).

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

CONTANGO OIL & GAS COMPANY

Date: August 8, 2019	By:	/s/ WILKIE S. COLYER
Wilkie S. Colyer
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ E. JOSEPH GRADY
E. Joseph Grady
Senior Vice President and Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)