Form 10-Q
period 2019-09-30
CONTANGO OIL & GAS CO
filed 2019-11-12
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of November 6,  2019 was 89,357,332.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

All references in this Quarterly Report on Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and its subsidiaries.

Item 1. Consolidated Financial Statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

	September 30,	December 31,
	2019	2018

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,044	$—
Accounts receivable, net	11,118	11,531
Prepaid expenses	995	1,303
Current derivative asset	2,625	4,600
Other current assets	14,820	—
Total current assets	31,602	17,434
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	1,110,042	1,095,417
Unproved properties	42,427	34,612
Other property and equipment	1,331	1,314
Accumulated depreciation, depletion and amortization	(912,098)	(898,169)
Total property, plant and equipment, net	241,702	233,174
OTHER NON-CURRENT ASSETS:
Investments in affiliates	5,872	5,743
Long-term derivative asset	509	—
Deferred tax asset	—	424
Other non-current assets	1,962	357
Total other non-current assets	8,343	6,524
TOTAL ASSETS	$281,647	$257,132

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$62,744	$39,506
Current derivative liability	24	422
Current asset retirement obligations	679	1,329
Current portion of long-term debt	—	60,000
Total current liabilities	63,447	101,257
NON-CURRENT LIABILITIES:
Long-term debt	28,100	—
Asset retirement obligations	11,636	12,168
Other long-term liabilities	3,883	3,318
Total non-current liabilities	43,619	15,486
Total liabilities	107,066	116,743
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.04 par value, 789,474 shares authorized, issued and outstanding at September 30, 2019	32	—
Common stock, $0.04 par value, 100 million shares authorized, 85,864,463 shares issued and outstanding at September 30, 2019, 39,617,442 shares issued and 34,158,492 shares outstanding at December 31, 2018	3,423	1,573
Additional paid-in capital	393,723	339,981
Treasury shares at cost (No shares at September 30, 2019 and 5,458,950 shares at December 31, 2018)	—	(129,030)
Accumulated deficit	(222,597)	(72,135)
Total shareholders’ equity	174,581	140,389
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$281,647	$257,132

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
REVENUES:
Oil and condensate sales	$7,281	$8,558	$21,126	$26,976
Natural gas sales	4,293	7,128	13,792	21,585
Natural gas liquids sales	973	3,822	4,402	9,832
Total revenues	12,547	19,508	39,320	58,393
EXPENSES:
Operating expenses	5,435	6,382	16,321	19,787
Exploration expenses	218	425	691	1,288
Depreciation, depletion and amortization	8,473	12,853	23,602	32,836
Impairment and abandonment of oil and gas properties	1,336	72,524	3,170	76,628
General and administrative expenses	5,879	6,724	15,340	18,804
Total expenses	21,341	98,908	59,124	149,343
OTHER INCOME (EXPENSE):
Loss from investment in affiliates, net of income taxes	(608)	(270)	(151)	(38)
Gain from sale of assets	192	498	601	11,315
Interest expense	(998)	(1,411)	(3,169)	(4,082)
Gain (loss) on derivatives, net	1,881	(1,319)	1,068	(4,961)
Other income	519	357	522	1,239
Total other income (expense)	986	(2,145)	(1,129)	3,473
NET LOSS BEFORE INCOME TAXES	(7,808)	(81,545)	(20,933)	(87,477)
Income tax benefit (provision)	(30)	21	(484)	(288)
NET LOSS	$(7,838)	$(81,524)	$(21,417)	$(87,765)
NET LOSS PER SHARE:
Basic	$(0.19)	$(3.26)	$(0.59)	$(3.52)
Diluted	$(0.19)	$(3.26)	$(0.59)	$(3.52)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	41,786	25,001	36,518	24,910
Diluted	41,786	25,001	36,518	24,910

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,417)	$(87,765)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	23,602	32,836
Impairment of natural gas and oil properties	2,246	76,175
Deferred income taxes	424	—
Gain on sale of assets	(601)	(11,315)
Loss from investment in affiliates	151	38
Stock-based compensation	2,193	3,772
Unrealized loss on derivative instruments	1,068	2,551
Changes in operating assets and liabilities:
Decrease in accounts receivable & other receivables	590	355
Decrease in prepaids	308	702
Increase in accounts payable & advances from joint owners	14,871	3,571
Increase in other accrued liabilities	1,211	964
Increase in income taxes receivable, net	(454)	—
Increase (decrease) in income taxes payable, net	(126)	208
Decrease (increase) in deposits and other	(14,819)	3,051
Net cash provided by operating activities	$9,247	$25,143
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	$(27,309)	$(43,223)
Additions to furniture & equipment	(17)	—
Sale of oil & gas properties	10	21,562
Sale of energy credits	—	497
Net cash used in investing activities	$(27,316)	$(21,164)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$137,655	$182,319
Repayments under credit facility	(169,554)	(185,928)
Net proceeds from equity offerings	53,650	—
Purchase of treasury stock	(236)	(370)
Debt issuance costs	(1,402)	—
Net cash provided by (used in) financing activities	$20,113	$(3,979)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$2,044	$—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,044	$—

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2019

(in thousands, except number of shares)

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
			(unaudited)
Balance at December 31, 2018	—	$—	34,158,492	$1,573	$339,981	$(129,030)	$(72,135)	$140,389
Equity offering - common stock	—	—	—	—	(86)	—	—	(86)
Treasury shares at cost	—	—	(49,415)	—	—	(186)	—	(186)
Restricted shares activity	—	—	307,650	12	(12)	—	—	—
Stock-based compensation	—	—	—	—	1,052	—	—	1,052
Net loss	—	—	—	—	—	—	(8,618)	(8,618)
Balance at March 31, 2019	—	$—	34,416,727	$1,585	$340,935	$(129,216)	$(80,753)	$132,551
Equity offering - common stock	—	—	—	—	45	—	—	45
Treasury shares at cost	—	—	(16,133)	—	—	(50)	—	(50)
Restricted shares activity	—	—	42,249	2	(2)	—	—	—
Stock-based compensation	—	—	—	—	585	—	—	585
Net loss	—	—	—	—	—	—	(4,961)	(4,961)
Balance at June 30, 2019	—	$—	34,442,843	$1,587	$341,563	$(129,266)	$(85,714)	$128,170
Equity offering - preferred stock	789,474	32	—	—	7,420	—	—	7,452
Equity offering - common stock	—	—	45,922,870	2,058	44,181	—	—	46,239
Treasury shares reissuance	—	—	5,524,498	(221)	—	129,266	(129,045)	—
Restricted shares activity	—	—	(25,748)	(1)	1	—	—	—
Stock-based compensation	—	—	—	—	558	—	—	558
Net loss	—	—	—	—	—	—	(7,838)	(7,838)
Balance at September 30, 2019	789,474	$32	85,864,463	$3,423	$393,723	$—	$(222,597)	$174,581

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2018

(in thousands, except number of shares)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained Earnings	Shareholders’
	Shares	Amount	Capital	Stock	Accumulated (Deficit)	Equity
	(unaudited)
Balance at December 31, 2017	25,505,715	$1,223	$302,527	$(128,583)	$49,433	$224,600
Treasury shares at cost	(16,032)	—	—	(71)	—	(71)
Restricted shares activity	206,114	8	(8)	—	—	—
Stock-based compensation	—	—	1,424	—	—	1,424
Net income	—	—	—	—	937	937
Balance at March 31, 2018	25,695,797	$1,231	$303,943	$(128,654)	$50,370	$226,890
Treasury shares at cost	(33,703)	—	—	(124)	—	(124)
Restricted shares activity	77,188	4	(4)	—	—	—
Stock-based compensation	—	—	1,584	—	—	1,584
Net loss	—	—	—	—	(7,178)	(7,178)
Balance at June 30, 2018	25,739,282	$1,235	$305,523	$(128,778)	$43,192	$221,172
Treasury shares at cost	(27,860)	—	—	(175)	—	(175)
Restricted shares activity	(127,314)	(6)	6	—	—	—
Stock-based compensation	—	—	764	—	—	764
Net loss	—	—	—	—	(81,524)	(81,524)
Balance at September 30, 2018	25,584,108	$1,229	$306,293	$(128,953)	$(38,332)	$140,237

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Contango Oil & Gas Company (collectively with its subsidiaries, “Contango” or the “Company”) is a Houston, Texas based, independent oil and natural gas company. The Company’s business is to maximize production and cash flow from its offshore properties in the shallow waters of the Gulf of Mexico (“GOM”) and onshore Texas and Wyoming properties and use that cash flow to explore, develop, exploit, increase production from and acquire crude oil and natural gas properties across the United States. On June 14, 2019, following approval by the Company’s stockholders at the 2019 annual meeting of stockholders, the Company changed its state of incorporation from the State of Delaware to the State of Texas and increased the Company’s number of authorized shares of common stock from 50 million to 100 million.

In September 2019, the Company entered into a purchase agreement with Will Energy Corporation (“Will Energy”) and a purchase agreement with White Star Petroleum, LLC and certain of its affiliates (collectively, “White Star”) to purchase certain producing assets and undeveloped acreage, primarily in Oklahoma. These transactions closed subsequent to September 30, 2019. See Note 3 – “Acquisitions and Dispositions” for more information.

Also in September 2019, the Company entered into a new revolving credit agreement with JPMorgan Chase Bank and other lenders (the “Credit Agreement”). In connection with the entry into the Credit Agreement, the Company repaid all obligations and terminated its previous credit agreement with Royal Bank of Canada, which had an October 1, 2019 maturity. The new revolving credit agreement was amended on November 1, 2019, in conjunction with the closing of the Will Energy and White Star acquisitions on October 25 and November 1, 2019, respectively, to add two additional lenders and increase the borrowing base thereunder to $145 million.  See Note 10 – “Long-Term Debt” for more information.

The following table lists the Company’s primary producing areas as of September 30, 2019:

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

Since 2016, the Company has been focused on the development of its Southern Delaware Basin acreage in Pecos County, Texas, which is expected to continue to generate positive returns in the current price environment. As of September 30, 2019, the Company was producing from fourteen wells over its approximate 17,400 gross operated  (8,400 total net) acre position in this West Texas area,  prospective for the Wolfcamp A, Wolfcamp B and Second Bone Spring formations. In October 2019, the Company brought two more West Texas wells online and finished completing another West Texas well, which is expected to begin producing in mid-November 2019. Additionally, the Company is currently preparing to begin completion operations on a drilled but uncompleted well which it acquired in connection with the White Star acquisition. See Note 3 – “Acquisitions and Dispositions” for more information.

The Company currently plans to limit its near-term drilling program expenditures, in West Texas and other areas, to only those necessary to fulfill leasehold commitments, preserve core acreage and, where determined appropriate to do so, expand its presence in those existing areas, or to add production and cash flow at attractive rates of return. The Company will continue to make balance sheet strength a priority in 2019 and will continue to identify opportunities for cost reductions and operating efficiencies in all areas of its operations, while also searching for new resource acquisition opportunities. Acquisition efforts will be focused on areas in which the Company can leverage its geological and operational experience and expertise to exploit identified drilling opportunities and where it can develop an inventory of additional drilling prospects that the Company believes will enable it to economically grow production and add reserves.

On September 12, 2019, the Company completed an underwritten public offering (the “Public Offering”) of 51,447,368 shares of its common stock (of which 5,524,498 was reissued treasury shares) for net proceeds of approximately $46.2 million, after deducting the underwriting discount and fees and expenses. Net proceeds from the Series A Private Placement (defined below) and Public Offering were used to fund the cash portion of the purchase price for the Will Energy acquisition and to reduce borrowings under the Company’s revolving credit facility then in effect.

In conjunction with the Public Offering, also on September 12, 2019, the Company entered into a purchase agreement with affiliates of John C. Goff, a director and significant shareholder of the Company, to issue and sell in a private placement (the “Series A Private Placement”) 789,474 shares of Series A contingent convertible preferred stock, which resulted in net proceeds of approximately $7.5 million. On November 1, 2019, the Company completed a private placement of 1,102,838 shares of Series B contingent convertible preferred stock, which resulted in net proceeds of approximately $21 million (the “Series B Private Placement”). Net proceeds from the Series B Private Placement were used to fund a portion of the purchase price and related transaction expenses for the White Star acquisition.

Each of the series A and series B preferred shares are a new class of equity interests that rank equal to the common shares with respect to dividend rights and rights upon liquidation. The preferred shares will be entitled to vote on an as-converted basis on all matters submitted to a vote of the Company’s stockholders, with voting rights of the series A preferred shares equal to 19.99% of the common shares outstanding prior to the closing of the Public Offering and the series B preferred shares voting on an as-converted basis. Each series A preferred share and series B preferred share will then automatically convert into the number of common shares the purchaser would have received if the purchaser had purchased such common shares in the Public Offering and Series B Private Placement, respectively, for the same gross proceeds (the “Conversion”) and, upon the Conversion, the outstanding preferred shares will be cancelled. As of November 1, 2019, the Company has obtained approval of, or written agreements to approve, such increase in the number of authorized shares, and the issuance of the common shares underlying the series A preferred shares, from holders of a majority of the voting power of its capital stock, and will complete that process as soon as practicably possible.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the SEC, including instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the 2018 Form 10-K. These unaudited interim consolidated results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

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

Oil and Gas Properties - Successful Efforts

The Company’s application of the successful efforts method of accounting for its natural gas and oil exploration and production activities requires judgment as to whether particular wells are developmental or exploratory, since exploratory costs and the costs related to exploratory wells that are determined to not have proved reserves must be expensed, whereas developmental costs are capitalized. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver natural gas and oil in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. On occasion, wells are drilled which have targeted geologic structures that are both developmental and exploratory in nature, and in such instances an allocation of costs is required to properly account for the results. Delineation seismic costs incurred to select development locations within a productive natural gas and oil field are typically treated as development costs and capitalized, but often these seismic programs extend beyond the proved reserve areas, and therefore, management must estimate the portion of seismic costs to expense as exploratory. The evaluation of natural gas and oil leasehold acquisition costs included in unproved properties requires management's judgment of exploratory costs related to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

Impairment of Long-Lived Assets

Pursuant to GAAP, when circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the estimated future undiscounted cash flows based on the Company’s estimate of future reserves, natural gas and oil prices, operating costs and production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair value. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Additionally, the Company may use appropriate market data to determine fair value. During the nine months ended September 30, 2019, the Company recognized $0.2 million in non-cash proved property impairment related to leases in Wyoming and an onshore non-operated property in an area previously impaired due to revised reserve estimates made during the quarter ended December 31, 2018. No impairment expense was recognized during the three months ended September 30, 2019.

During the three and nine months ended September 30, 2018, the Company recognized $72.2 million and $74.9 million in total offshore and onshore non-cash proved property impairment charges, respectively. Included in offshore proved property impairment expense for the three and nine months ended September 30, 2018 was a $59.4 million impairment of the carrying costs of the Company’s Gulf of Mexico properties primarily due to revised proved reserve estimates made during the quarter ended September 30, 2018, as a result of new bottom hole pressure data gathered during the planned installation of a second stage of compression in the Eugene Island 11 field. Offshore non-cash proved property impairment expense for the nine months ended September 30, 2018 included an additional $2.3 million related to the Company’s Vermilion 170 offshore property, which was subsequently sold effective December 1, 2018. The three and nine months ended September 30, 2018 also included onshore proved property impairment expense of $12.8 million and $13.2 million, respectively, substantially all of which was related to the reduction in fair value on certain of the Company’s non-core properties in Southeast Texas, as a result of a planned sale. See Note 3 – “Acquisitions and Dispositions” for further information regarding the sale of these certain non-core properties in Southeast Texas.

Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value of those properties, with any such impairment charged to expense in the period. The Company recognized non-cash impairment expense of approximately $1.2 million and approximately $2.0 million for the three and nine months ended September 30, 2019, respectively,  related to impairment of certain unproved properties primarily due to expiring leases. The Company recognized non-cash impairment expense of approximately $0.1 million and approximately $1.3 million for the three and nine months ended September 30, 2018, respectively, also related to impairment of certain non-core unproved properties primarily due to expiring leases.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities, including unexercised stock options, performance stock units and unvested restricted stock, have not been considered when their effect would be antidilutive. For the three and nine months ended September 30, 2019, the Company excluded 2,621,614 shares or units and 1,115,719 shares or units, respectively, of potentially dilutive securities, as they were antidilutive. For the three and nine months ended September 30, 2018, the Company excluded 884,948 shares or units and 1,328,884 shares or units, respectively, of potentially dilutive securities, as they were antidilutive.

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

When sales volumes exceed the Company’s entitled share, a production imbalance occurs. If a  production imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. Production imbalances have not had and currently do not have a material impact on the financial statements, and this did not change with the adoption of ASC 606.

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

Impact of Adoption of ASC 606

The Company has reviewed all of its natural gas, NGLs, residue gas, condensate and crude oil sales contracts to assess the impact of the provisions of ASC 606. Based upon the Company’s review, there were no required changes to the recording of residue gas or condensate and crude oil contracts. Certain NGL and natural gas contracts would require insignificant changes to the recording of transportation, gathering and processing fees as net to revenue or as an expense. The Company concluded that these minor changes were not material to its operating results on a quantitative or qualitative basis. Therefore, there was no impact to its results of operations for the nine months ended September 30, 2019. The Company has modified procedures to its existing internal controls relating to revenue by reviewing for any significant increase in sales level, primarily on gas processing or gas purchasing contracts, on a quarterly basis to monitor the significance of gross revenue versus net revenue and expenses under ASC 606. As under previous revenue guidance, the Company will continue to review all new or modified revenue contracts on a quarterly basis for proper treatment.

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

On September 11, 2018, the Company entered into a definitive agreement to divest certain of its non-core assets in Liberty and Hardin counties in Southeast Texas. As a result of the sale, the Company reduced the value of the assets to their purchase price and recorded an impairment of approximately $12.8 million during the three months ended September 30, 2018. The sale was completed on November 2, 2018 for cash proceeds of $6.0 million.

On June 10, 2019, the Company sold certain minor, non-core operated assets located in Lavaca and Wharton counties, Texas in exchange for the buyer’s assumption of the plugging and abandonment liabilities of the properties. The Company recorded a gain of $0.4 million after removal of the asset retirement obligations associated with the sold properties.

On July 1, 2019, the Company sold certain minor, non-core operated assets located in Frio and Zavala counties, Texas in exchange for the buyer’s assumption of the plugging and abandonment liabilities of the properties. The Company recorded a gain of $0.2 million after removal of the asset retirement obligations associated with the sold properties.

On September 12, 2019, the Company announced it entered into a contribution and purchase agreement with Will Energy to acquire approximately 159,872 net acres located in North Louisiana (12,560 net acres) and the Western Anadarko Basin in Western Oklahoma and the Texas Panhandle (147,312 net acres). As of September 30, 2019, the Company paid a $1.6 million deposit which is included in “Other current assets” on the Company’s consolidated balance sheet and as “Decrease (increase) in deposits and other” on the Company’s consolidated statement of cash flows. Closing of the Will Energy acquisition occurred on October 25,  2019, for a total aggregate consideration of $23 million.  Following adjustments for recent sales of non-core, non-operated Louisiana properties by Will Energy, the results of operations for the period between the effective and closing dates, and other estimated, customary closing adjustments, the net consideration paid consisted of $14.75 million in cash, including the $1.6 million deposit, and 3.5 million shares of common stock.

On September 30, 2019, the Company entered into an asset purchase and sale agreement with White Star to acquire certain assets and liabilities, including approximately 315,000 net acres located in the STACK, Anadarko and Cherokee operating districts in Oklahoma. As of September 30, 2019, the Company paid a $12.5 million deposit which is included in “Other current assets” on the Company’s consolidated balance sheet and as “Decrease (increase) in deposits and other” on the Company’s consolidated statement of cash flows. Closing of the White Star acquisition occurred on November 1, 2019, for a total aggregate consideration of $132.5 million. Following adjustments for the results of operations for the period between the effective and closing dates, and other estimated, customary closing adjustments, the net consideration paid was approximately $95.6 million in cash, including the $12.5 million deposit.

4. Fair Value Measurements

The Company's determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company's consolidated balance sheets, but also the impact of the Company's nonperformance risk on its own liabilities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). A  fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2019.  A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There have been no transfers between Level 1, Level 2 or Level 3.

Fair value information for financial assets and liabilities was as follows as of September 30, 2019 (in thousands):

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts - assets	$3,134	$—	$3,134	$—
Commodity price contracts - liabilities	$(24)	$—	$(24)	$—

Derivatives listed above are recorded in “Current derivative asset or liability” and “Long-term derivative asset” on the Company’s consolidated balance sheet and include swaps and costless collars that are carried at fair value. The Company records the net change in the fair value of these positions in "Gain (loss) on derivatives, net" in its consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted market prices and implied volatility factors related to changes in the forward curves. See Note 5 – "Derivative Instruments" for additional discussion of derivatives.

As of September 30, 2019, the Company's derivative contracts were all with major institutions with investment grade credit ratings which are believed to have minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

Estimates of the fair value of financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company's Credit Agreement approximates carrying value because the facility interest rate approximates current market rates and is reset at least every quarter.  See Note 10 – “Long-Term Debt” for further information.

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

As of September 30, 2019, the Company’s natural gas and oil derivative positions consisted of swaps and costless collars. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for crude oil and natural gas. A costless collar consists of a purchased put option and a sold call option, which establishes a minimum and maximum price, respectively, that the Company will receive for the volumes under the contract.

It is the Company's policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competent and competitive market makers. The Company does not post collateral, nor is it exposed to potential margin calls, under any of these contracts, as they are secured under the Credit Agreement or under unsecured lines of credit with non-bank counterparties. See Note 10 – “Long-Term Debt” for further information regarding the Credit Agreement.

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

As of September 30, 2019, the following financial derivative instruments were in place (fair value in thousands):

Commodity	Period	Derivative	Volume/Month	Price/Unit	Fair Value
Natural Gas	Nov 2019 - Dec 2019	Swap	445,000	Mmbtus	$2.62	(1)	$180

Crude Oil	Oct 2019 - Dec 2019	Collar	7,000	Bbls	$50.00	-	58.00	(2)	$(24)

Crude Oil	Oct 2019 - Dec 2019	Collar	4,000	Bbls	$52.00	-	59.45	(3)	$14

Crude Oil	Oct 2019	Swap	9,000	Bbls	$72.10	(3)	$162
Crude Oil	Nov 2019 - Dec 2019	Swap	12,000	Bbls	$72.10	(3)	$439

Crude Oil	Oct 2019 - Dec 2019	Swap	2,400	Bbls	$61.72	(3)	$57

Crude Oil	Oct 2019 - Dec 2019	Swap	1,500	Bbls	$57.67	(3)	$17

Natural Gas	Jan 2020 - March 2020	Swap	425,000	Mmbtus	$2.841	(1)	$341

Natural Gas	April 2020 - July 2020	Swap	400,000	Mmbtus	$2.532	(1)	$370
Natural Gas	Aug 2020 - Oct 2020	Swap	40,000	Mmbtus	$2.532	(1)	$21

Natural Gas	Nov 2020 - Dec 2020	Swap	375,000	Mmbtus	$2.696	(1)	$133

Crude Oil	Jan 2020 - June 2020	Swap	22,000	Bbls	$57.74	(3)	$720
Crude Oil	July 2020 - Dec 2020	Swap	15,000	Bbls	$57.74	(3)	$623

Crude Oil	Jan 2020 - March 2020	Swap	2,700	Bbls	$54.33	(3)	$12
Crude Oil	April 2020 - June 2020	Swap	2,500	Bbls	$54.33	(3)	$20
Crude Oil	July 2020	Swap	5,500	Bbls	$54.33	(3)	$18
Crude Oil	Aug 2020 - Oct 2020	Swap	2,500	Bbls	$54.33	(3)	$26
Crude Oil	Nov 2020 - Dec 2020	Swap	3,500	Bbls	$54.33	(3)	$27

Natural Gas	Jan 2021 - March 2021	Swap	185,000	Mmbtus	$2.505	(1)	$(82)
Natural Gas	April 2021 - July 2021	Swap	120,000	Mmbtus	$2.505	(1)	$90
Natural Gas	Aug 2021 - Sept 2021	Swap	10,000	Mmbtus	$2.505	(1)	$3

Natural Gas	Jan 2021 - March 2021	Swap	185,000	Mmbtus	$2.508	(1)	$(76)
Natural Gas	April 2021 - July 2021	Swap	120,000	Mmbtus	$2.508	(1)	$94
Natural Gas	Aug 2021 - Sept 2021	Swap	10,000	Mmbtus	$2.508	(1)	$3

Total net fair value of derivative instruments	$3,188

(1)    Based on Henry Hub NYMEX natural gas prices.

(2)    Based on Argus Louisiana Light Sweet crude oil prices.

(3)    Based on West Texas Intermediate crude oil prices.

In addition to the above financial derivative instruments, the Company also had a costless swap agreement with a Midland WTI – Cushing crude oil differential swap price of $0.05 per barrel of crude oil. The agreement fixes the Company’s exposure to that differential on 12,000 barrels of crude oil per month for January 2020 through June 2020 and 10,000 barrels per month for July 2020 through December 2020. The fair value of this costless swap agreement was in a liability position of $0.1 million as of September 30, 2019.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of September 30, 2019 (in thousands):

	Gross	Netting (1)	Total
Assets	$3,134	$—	$3,134
Liabilities	$(24)	$—	$(24)

(1)   Represents counterparty netting under agreements governing such derivatives.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of December 31, 2018 (in thousands):

	Gross	Netting (1)	Total
Assets	$4,600	$—	$4,600
Liabilities	$(422)	$—	$(422)

(1)   Represents counterparty netting under agreements governing such derivatives.

The following table summarizes the effect of derivative contracts on the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Crude oil contracts	$500	$(1,136)	$1,442	$(2,846)
Natural gas contracts	371	57	694	436
Realized gain (loss)	$871	$(1,079)	$2,136	$(2,410)

Crude oil contracts	$1,049	$(152)	$(2,029)	$(1,747)
Natural gas contracts	(39)	(88)	961	(804)
Unrealized gain (loss)	$1,010	$(240)	$(1,068)	$(2,551)
Gain (loss) on derivatives, net	$1,881	$(1,319)	$1,068	$(4,961)

In October 2019, in conjunction with the closing of the Will Energy acquisition (see Note 3 – “Acquisitions and Dispositions” for more information), the Company acquired the following additional derivative contracts with counterparties that are certain members of its credit facility lender group:

Commodity	Period	Derivative	Volume/Month		Price/Unit
Natural Gas	October 2019	Collar	40,524	Mmbtus	$2.45	-	3.40	(1)
Natural Gas	November 2019	Collar	46,377	Mmbtus	$2.45	-	3.40	(1)
Natural Gas	December 2019	Collar	40,524	Mmbtus	$2.45	-	3.40	(1)
Natural Gas	Jan 2020 - March 2020	Collar	225,000	Mmbtus	$2.45	-	3.40	(1)

Natural Gas	October 2019	Collar	186,000	Mmbtus	$2.50	-	2.975	(1)
Natural Gas	November 2019	Collar	180,000	Mmbtus	$2.50	-	2.975	(1)
Natural Gas	December 2019	Collar	186,000	Mmbtus	$2.50	-	2.975	(1)

Crude Oil	Oct 2019 - Dec 2019	Collar	4,000	Bbls	$45.00	-	81.00	(2)

Crude Oil	Jan 2020 - Oct 2020	Collar	3,442	Bbls	$52.00	-	65.70	(2)

(1)	Based on Henry Hub NYMEX natural gas prices.
(2)	Based on West Texas Intermediate crude oil prices.

In the fourth quarter of 2019, the Company entered into the following additional derivative contracts:

Commodity	Period	Derivative	Volume/Month		Price/Unit
Natural Gas	Dec 2019	Swap	330,000	Mmbtus	$2.813	(1)

Natural Gas	Dec 2019	Swap	330,000	Mmbtus	$2.81	(1)

Natural Gas	Jan 2020 - March 2020	Swap	300,000	Mmbtus	$2.53	(1)
Natural Gas	April 2020 - July 2020	Swap	400,000	Mmbtus	$2.53	(1)
Natural Gas	Aug 2020 - Dec 2020	Swap	350,000	Mmbtus	$2.53	(1)

Natural Gas	Jan 2020 - March 2020	Swap	300,000	Mmbtus	$2.532	(1)
Natural Gas	April 2020 - July 2020	Swap	400,000	Mmbtus	$2.532	(1)
Natural Gas	Aug 2020 - Dec 2020	Swap	350,000	Mmbtus	$2.532	(1)

Natural Gas	Jan 2021 - March 2021	Swap	650,000	Mmbtus	$2.508	(1)
Natural Gas	April 2021 - Oct 2021	Swap	400,000	Mmbtus	$2.508	(1)
Natural Gas	Nov 2021 - Dec 2021	Swap	580,000	Mmbtus	$2.508	(1)

Crude Oil	Nov 2019 - Dec 2019	Swap	88,000	Bbls	$56.80	(2)

Crude Oil	Jan 2020 - Feb 2020	Swap	42,500	Bbls	$54.70	(2)
Crude Oil	March 2020 - July 2020	Swap	37,500	Bbls	$54.70	(2)
Crude Oil	Aug 2020 - Dec 2020	Swap	35,000	Bbls	$54.70	(2)

Crude Oil	Jan 2020 - Feb 2020	Swap	42,500	Bbls	$54.58	(2)
Crude Oil	March 2020 - July 2020	Swap	37,500	Bbls	$54.58	(2)
Crude Oil	Aug 2020 - Dec 2020	Swap	35,000	Bbls	$54.58	(2)

Crude Oil	Jan 2021 - March 2021	Swap	19,000	Bbls	$50.00	(2)
Crude Oil	April 2021 - July 2021	Swap	12,000	Bbls	$50.00	(2)
Crude Oil	Aug 2021 - Sept 2021	Swap	10,000	Bbls	$50.00	(2)

Crude Oil	Jan 2021 - July 2021	Swap	62,000	Bbls	$52.00	(2)
Crude Oil	Aug 2021 - Sept 2021	Swap	55,000	Bbls	$52.00	(2)
Crude Oil	Oct 2021 - Dec 2021	Swap	64,000	Bbls	$52.00	(2)

(1)	Based on Henry Hub NYMEX natural gas prices.
(2)	Based on West Texas Intermediate crude oil prices.

6. Stock-Based Compensation

Restricted Stock

During the nine months ended September 30, 2019, the Company granted 307,650 shares of restricted common stock, which vest over three years, to employees and executive officers as part of their overall compensation package. Additionally, during the nine months ended September 30, 2019,  the Company granted 80,410 shares of restricted common stock, which vest over one year, to directors pursuant to the Company’s Director Compensation Plan. The weighted average fair value of the restricted shares granted during the nine months ended September 30, 2019, was $2.91 per share, with a total fair value of approximately $1.1 million and no adjustment for an estimated weighted average forfeiture rate. During the nine months ended September 30, 2019,  63,909 restricted shares were forfeited by former employees. The aggregate intrinsic value of restricted shares forfeited during the nine months ended September 30, 2019 was approximately $0.3 million. The Company recognized approximately $1.7 million in restricted stock compensation expense during the nine months ended September 30, 2019 related to restricted stock granted to its officers, employees and directors. As of September 30, 2019, an additional $1.2 million of compensation expense related to restricted stock remained to be recognized over the remaining weighted-average vesting period of 1.7 years. Approximately 1.2 million shares remained available for grant under the Second Amended and Restated 2009 Incentive Compensation Plan as of September 30, 2019, assuming PSUs (as defined below) are settled at 100% of target.

During the nine months ended September 30, 2018, the Company granted 225,782 shares of restricted common stock, which vest over three years, to executive officers as part of their overall compensation package. Additionally, during the nine months ended September 30, 2018,  the Company granted 82,500 shares of restricted common stock, which vest over one year, to directors pursuant to the Company’s Director Compensation Plan. The weighted average fair value of the restricted shares granted during the nine months ended September 30, 2018, was $3.76 per share, with a total fair value of approximately $1.2 million and no adjustment for an estimated weighted average forfeiture rate. During the nine months ended September 30, 2018,  152,294 restricted shares were forfeited by former employees, of which 105,800 forfeited shares were related to the resignation of the Company’s former President and CEO in September 2018. The aggregate intrinsic value of restricted shares forfeited during the nine months ended September 30, 2018 was approximately $1.0 million. The Company recognized approximately $3.2 million in restricted stock compensation expense during the nine months ended September 30, 2018 related to restricted stock granted to its officers, employees and directors.

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

During the nine months ended September 30, 2019, the Company granted 117,105 PSUs to executive officers and employees as part of their overall compensation package, which will be measured between January 1, 2019 and December 31, 2021, and were valued at a weighted average fair value of $6.42 per unit. All fair value prices were determined using the Monte Carlo simulation model. During the nine months ended September 30, 2019,  49,773 PSUs were forfeited due to the resignations of the Company’s former Senior Vice President of Exploration and Senior Vice President of Operations and Engineering in February 2019. The Company only recognized approximately $0.5 million in stock compensation expense related to PSUs during the nine months ended September 30, 2019, primarily due to the expiration of PSUs which failed to meet their target as of December 31, 2018 and the above referenced forfeitures. As of September 30, 2019, an additional $1.0 million of compensation expense related to PSUs remained to be recognized over the remaining weighted-average vesting period of 1.9 years.

During the nine months ended September 30, 2018, the Company granted 190,782 PSUs to executive officers as part of their overall compensation package, which will be measured between January 1, 2018 and December 31, 2020, and were valued at a weighted average fair value of $7.69 per unit. All fair value prices were determined using the Monte Carlo simulation model. During the nine months ended September 30, 2018,  182,227 PSUs were forfeited by former employees, of which 153,127 forfeited shares were related to the resignation of the Company’s former President and CEO in September 2018. The Company only recognized approximately $0.6 million in stock compensation expense related to PSUs during the nine months ended September 30, 2018, primarily due to the above referenced forfeitures.

Stock Options

Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the nine months ended September 30, 2019 and 2018, there was no excess tax benefit recognized.

Compensation expense related to stock option grants are recognized over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. No stock options were granted during the nine months ended September 30, 2019 or 2018.

During the nine months ended September 30, 2019,  no stock options were exercised and stock options for 12,673 shares were forfeited by former employees. During the nine months ended September 30, 2018,  no stock options were exercised and stock options for 4,500 shares were forfeited by former employees.

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

As of January 1, 2019, the majority of the Company’s operating leases were for field equipment, such as compressors. The adoption of ASC 842 did not have a material effect on the Company’s financial results or disclosures. Most of the Company’s compressor contracts are on a month-to-month basis, and while it is probable the contract will be renewed on a monthly basis, the compressors can be easily substituted or cancelled by either party, with minimal penalties. Leases with these terms are not included on the Company’s balance sheet and are recognized on the statement of operations on a straight-line basis over the lease term. During the nine months ended September 30, 2019, the Company entered into a new office lease and new compressor contracts, with lease terms of twelve months or more, which qualify as operating leases under the new standard. The Company also entered into a new office equipment contract, which qualifies as a finance lease, during the nine months ended September 30, 2019. These leases do not have a material impact on the Company’s consolidated financial statements.

The following table summarizes the balance sheet information related to the Company’s leases as of September 30, 2019 (in thousands):

September 30, 2019
Operating lease right of use asset - current (1)	$690
Operating lease right of use asset - long-term (2)	489
Total operating lease right of use asset	$1,179

Operating lease liability - current (3)	$(690)
Operating lease liability - long-term (4)	(489)
Total operating lease liability	$(1,179)

Financing lease right of use asset - current (1)	$19
Financing lease right of use asset - long-term (2)	70
Total financing lease right of use asset	$89

Financing lease liability - current (3)	$(17)
Financing lease liability - long-term (4)	(74)
Financing lease liability - current	$(91)

(1)	Included in “Other current assets” on the consolidated balance sheet.
(2)	Included in “Other non-current assets” on the consolidated balance sheet.
(3)	Included in “Accounts payable and accrued liabilities” on the consolidated balance sheet.
(4)	Included in “Other long-term liabilities” on the consolidated balance sheet.

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

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of September 30, 2019:

September 30, 2019
Weighted Average Remaining Lease Terms (in months):
Operating leases	21
Financing leases	57

Weighted Average Discount Rate:
Operating leases	5.31%
Financing leases	6.00%

Maturities for the Company’s lease liabilities on the consolidated balance sheet as of September 30, 2019, were as follows (in thousands):

	September 30, 2019
	Operating Leases	Financing Leases
2019 (remaining after September 30, 2019)	$170	$6
2020	677	17
2021	324	18
2022	8	19
2023	-	20
2024	-	11
Total future minimum lease payments	1,179	91
Less: imputed interest	(57)	(14)
Present value of lease liabilities	$1,122	$77

The following table summarizes expenses related to the Company’s leases for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (1) (2)	$138	$609
Financing lease cost	5	5
Administrative lease cost (3)	19	56
Short-term lease cost (1) (4)	781	3,359
Total lease cost	$943	$4,029

(1)	This total does not reflect amounts that may be reimbursed by other third parties in the normal course of business, such as non-operating working interest owners.
(2)	Includes operating expense related to an office lease which expired on March 31, 2019 and a new office lease which began on April 1, 2019.
(3)	Costs related primarily to office equipment and IT solutions with lease terms of more than one month and less than one year.
(4)	Costs related primarily to drilling rig and compressor agreements with lease terms of more than one month and less than one year.

There were $228 thousand and $4 thousand in cash payments related to operating leases and financing leases, respectively, during the nine months ended September 30, 2019.

8. Other Financial Information

The following table provides additional detail for accounts receivable, prepaid expenses and other, and accounts payable and accrued liabilities which are presented on the consolidated balance sheets (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable:
Trade receivables	$4,463	$6,052
Receivable for Alta Resources distribution	1,712	1,993
Joint interest billings	4,005	3,833
Income taxes receivable	878	424
Other receivables	1,054	223
Allowance for doubtful accounts	(994)	(994)
Total accounts receivable	$11,118	$11,531

Prepaid expenses and other:
Prepaid insurance	$848	$792
Other	147	511
Total prepaid expenses and other	$995	$1,303

Accounts payable and accrued liabilities:
Royalties and revenue payable	$12,704	$17,986
Advances from partners (1)	13,657	1,785
Accrued exploration and development (1)	12,036	4,751
Accrued acquisition costs	3,763	4,352
Trade payables (1)	12,441	3,385
Accrued general and administrative expenses (2)	4,365	2,545
Accrued operating expenses	1,651	1,801
Other accounts payable and accrued liabilities	2,127	2,901
Total accounts payable and accrued liabilities	$62,744	$39,506

(1)

Increase in 2019 primarily due to an increase in drilling and completion activity in West Texas during the three months ended September 30, 2019. The Company limited its drilling program in West Texas for the fourth quarter of 2018 and first quarter of 2019 to only that which was necessary to meet leasehold drilling obligations.

(2)	Includes a $2.1 million accrual related to a legal judgement determined during the three months ended September 30, 2019. See Note 12 – Commitments and Contingencies” for more information.

Included in the table below are supplemental cash flow disclosures and non-cash investing activities during the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash payments:
Interest payments	$3,037	$3,846
Income tax payments	$668	$81
Non-cash investing activities in the consolidated statements of cash flows:
Increase in accrued capital expenditures	$7,284	$2,764

9. Investment in Exaro Energy III LLC

The Company maintains an ownership interest in Exaro of approximately 37%. The Company’s share in the equity of Exaro at September 30, 2019 was approximately $5.9 million. The Company accounts for its ownership in Exaro using the equity method of accounting, and therefore, does not include its share of individual operating results or production in those reported for the Company’s consolidated results.

The Company’s share in Exaro’s results of operations recognized for the three months ended September 30, 2019 and 2018 was a loss of $0.6 million, net of no tax expense, and a loss of $0.3 million, net of no tax expense, respectively. The Company’s share in Exaro’s results of operations recognized for the nine months ended September 30, 2019 and 2018 was a gain of $0.1 million, net of no tax expense, and a  loss of $38 thousand, net of no tax expense, respectively.

10. Long-Term Debt

Credit Agreement

On September 17, 2019, the Company entered into a new revolving credit agreement with JPMorgan Chase Bank and other lenders (the “Credit Agreement”), which established a borrowing base of $65 million. The Credit Agreement was amended on November 1, 2019, in conjunction with the closing of the Will Energy and White Star acquisitions, to add two additional lenders and increase the borrowing base thereunder to $145 million.  The borrowing base is subject to semi-annual redeterminations. The next redetermination will occur on or about December 1, 2019. Beginning in 2020, the semi-annual redeterminations will occur on May 1st and November 1st of each year. The borrowing base may also be adjusted by certain events, including the incurrence of any senior unsecured debt, material asset dispositions or liquidation of hedges in excess of certain thresholds. The Credit Agreement matures on September 17, 2024.

On September 18, 2019, the Company repaid all obligations with borrowings under the Credit Agreement,  and terminated, its previous credit agreement with the Royal Bank of Canada (the “Credit Facility”), which had an October 1, 2019 maturity.

As of September 30, 2019,  the Company had approximately $28.1 million outstanding under the Credit Agreement and $1.9 million in an outstanding letter of credit. As of December 31, 2018, the Company had approximately $60.0 million outstanding under the Credit Facility and $1.9 million in an outstanding letter of credit. As of September 30, 2019, borrowing availability under the Credit Agreement was $35.0 million.

The Credit Agreement is collateralized by liens on substantially all of the Company’s oil and gas properties and other assets and security interests in the stock of its wholly owned and/or controlled subsidiaries. The Company’s wholly owned and/or controlled subsidiaries are also required to join as guarantors under the Credit Agreement.

Total interest expense under the Company’s current and previous credit agreements, including commitment fees, for the three and nine months ended September 30, 2019 was approximately $1.0 million and $3.2 million, respectively. Total interest expense under the Company’s previous credit agreement, including commitment fees, for the three and nine months ended September 30, 2018 was approximately $1.4 million and $4.1 million, respectively.

The weighted average interest rates in effect at September 30, 2019 and December 31, 2018 were 5.4% under the Credit Agreement and 6.3% under the Credit Facility, respectively.

The Credit Agreement contains customary and typical restrictive covenants. Commencing in the quarter ending December 31, 2019, the Credit Agreement requires a Current Ratio of greater than or equal to 1.00 and a Leverage Ratio of less than or equal to 3.50, both as defined in the Credit Agreement.

11. Income Taxes

The Company’s income tax provision for continuing operations consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current tax provision (benefit):
Federal	$—	$—	$—	$—
State	30	(21)	484	288
Total	$30	$(21)	$484	$288
Total tax provision (benefit):
Federal	$—	$—	$—	$—
State	30	(21)	484	288
Total income tax provision (benefit)	$30	$(21)	$484	$288

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that the deferred tax assets will be realized and, therefore, established a full valuation allowance at September 30, 2015. For the nine months ended September 30, 2019, the Company continued to take a full valuation allowance against its deferred tax asset. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

Income tax expense relates to cash income taxes paid to the State of Louisiana on properties within the state that is not shielded by existing Federal tax attributes.

In the quarter ended December 31, 2018, the Company experienced an Ownership Change (the “2018 Ownership Change”) as described in Internal Revenue Code (“IRC”) section 382 as a result of a completed follow-on equity offering. Management estimates that as a result of this Ownership Change, its future Net Operating Loss (“NOL”) and other tax attribute carryforwards will be limited in usage to approximately $2.4 million per year. As a result of these limitations, it is likely that a substantial portion of the Company’s pre-2018 NOLs will expire unused. Due to the presence of the valuation allowance from prior years, this event resulted in no net charge to earnings. The Company is performing additional analysis related to this matter and expects it to be finalized in the fourth quarter of 2019.

In the quarter ended September 30, 2019, the Company issued 51.4 million additional shares of common stock pursuant to a follow-on equity offering (see Note 1 – “Organization and Business”). The cumulative effect of this equity offering, combined with other equity issuances, could have resulted in a subsequent Ownership Change, within the meaning of the IRC section 382. Based upon the information known to date, it is anticipated that if the Company experienced a subsequent Ownership Change, the IRC section 382 limit imposed by the Ownership Change could be more limiting on the ability of the Company to recover its NOLs than the 2018 Ownership Change. More specifically, the limit imposed by the subsequent Ownership Change could cause more of the Company’s NOLs to expire unused, resulting in a net impact to the Company’s effective tax rate and reported earnings. The Company is presently pursuing avenues set out in IRS guidance that allows the Company to inquire of (and rely upon) substantial shareholders as to the nature and timing of their purchases based on reliance of  “actual knowledge” (as defined in IRS guidance) to properly assess the effect of the stock issuances on its NOL recovery. The Company expects this analysis to be completed in the fourth quarter of 2019 and will record the effect (if any) on its NOLs in that period.

12. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in legal proceedings relating to claims associated with its properties, operations or business or arising from disputes with vendors in the normal course of business, including the material matters discussed below.

In November 2010, a subsidiary of the Company, several predecessor operators and several product purchasers were named in a lawsuit filed in the District Court for Lavaca County in Texas by an entity alleging that it owns a working interest in two wells that has not been recognized by the Company or by predecessor operators to which the Company had granted indemnification rights. In dispute is whether ownership rights were transferred through a number of decades-old poorly documented transactions. Based on prior summary judgments, the trial court entered a final judgment in the case in favor of the plaintiffs for approximately $5.3 million, plus post-judgment interest. The Company appealed the trial court’s decision to the applicable state Court of Appeals, and in the fourth quarter of 2017, the Court of Appeals issued its opinion and affirmed the trial court’s summary decision. In the first quarter of 2018, the Company filed a motion for rehearing with the Court of Appeals, which was denied, as expected. The Company filed a petition requesting a review by the Texas Supreme Court, as the Company believes the trial and appellate courts erred in the interpretation of the law. In early October 2019, the Supreme Court notified the Company that it would not hear this case. The Company has engaged additional legal representation to assist in the preparation of an amended petition requesting that the Texas Supreme Court reconsider its initial decision to not review the case and is seeking amicus briefs from industry associations whose members would be affected by the Court of Appeals ruling.

In January 2016, the Company was named as the defendant in a lawsuit filed in the District Court for Harris County in Texas by a third-party operator. The Company participated in the drilling of a well in 2012, which experienced serious difficulties during the initial drilling, which eventually led to the plugging and abandoning of the wellbore prior to reaching the target depth. In dispute is whether the Company is responsible for the additional costs related to the drilling difficulties and plugging and abandonment. In September 2019, the case went to trial, and the court ruled in favor of the plaintiff. Prior to the judgement, the Company had approximately $1.1 million in accounts payable related to the disputed costs associated with this case. As a result of the judgement, during the three months ended September 30, 2019, the Company recorded an additional $2.1 million liability for the final judgement plus fees and interest. The Company is currently preparing an appeal of that court decision.

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

Throughput Contract Commitment

The Company signed a throughput agreement with a third-party pipeline owner/operator that constructed a natural gas gathering pipeline in the Company’s Southeast Texas area that allows the Company to defray the cost of building the pipeline itself. Beginning in late 2016, the Company was unable to meet the minimum monthly gas volume deliveries through this line in its Southeast Texas area and currently forecasts it will continue to not meet the minimum throughput requirements under the agreement based upon the current commodity price market and the Company’s short term strategic drilling plans. Without further development in that area, the volume deficiency will continue through the expiration of the throughput commitment in March 2020. The throughput deficiency fee is paid in April of each calendar year. The Company incurred net fees of $0.7 million during each of the nine months ended September 30, 2019 and 2018. As of September 30, 2019, the Company estimates that the remaining net deficiency fee will be approximately $0.5 million through the expiration of the contract on March 31, 2020, all of which is currently accrued.

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

Available Information

General information about us can be found on our website at www.contango.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file or furnish them to the Securities and Exchange Commission (“SEC”). This report should be read together with our 2018 Annual Report on Form 10-K and our subsequent filings with the SEC. We are not including the information on our website as a part of, or incorporating it by reference into, this report.

Cautionary Statement about Forward-Looking Statements

Certain statements contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should”, “will”, “believe”, “plan”, “intend”, “expect”, “anticipate”, “estimate”, “forecast”, “efforts”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in our 2018 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and those factors summarized below:

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

•	the timing and successful drilling and completion of natural gas and oil wells;
•	the concentration of drilling in the Southern Delaware Basin, including lower than expected production attributable to down spacing of wells;
•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations, and fund our drilling program;
•	the cost and availability of rigs and other materials, services and operating equipment;
•	timely and full receipt of sale proceeds from the sale of our production;
•	our ability to find, acquire, market, develop and produce new natural gas and oil properties;
•	the conditions of the capital markets and our ability to access debt and equity capital markets or other non-bank sources of financing
•	actions by current and potential sources of capital, including lenders;
•	interest rate volatility;

•	our ability to successfully integrate the businesses, properties and assets we acquire, including those in new areas of operation;
•	our ability to complete strategic dispositions or acquisitions of assets or businesses and realize the benefits of such dispositions or acquisitions;
•	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
•	the need to take impairments on our properties due to lower commodity prices;
•	the ability to post additional collateral for current bonds or comply with new supplemental bonding requirements imposed by the Bureau of Ocean Energy Management;
•	operating hazards attendant to the natural gas and oil business including weather, environmental risks, accidental spills, blowouts and pipeline ruptures, and other risks;
•	downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
•	potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps;
•	actions or inactions of third-party operators of our properties;
•	actions or inactions of third-party operators of pipelines or processing facilities;
•	the ability to retain key members of senior management and key technical employees and to find and retain skilled personnel;
•	strength and financial resources of competitors;
•	federal and state legislative and regulatory developments and approvals (including additional taxes and changes in environmental regulations);
•	worldwide economic conditions;
•	the ability to construct and operate infrastructure, including pipeline and production facilities;
•	the continued compliance by us with various pipeline and gas processing plant specifications for the gas and condensate produced by us;
•	operating costs, production rates and ultimate reserve recoveries of our natural gas and oil discoveries;
•	expanded rigorous monitoring and testing requirements;
•	the ability to obtain adequate insurance coverage on commercially reasonable terms;
•	the limited trading volume of our common stock and general market volatility; and
•	the volatility of our common stock and the risk we are not able to comply with NYSE American listing standards.

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

Overview

We are a Houston, Texas based, independent oil and natural gas company. Our business is to maximize production and cash flow from our offshore properties in the shallow waters of the Gulf of Mexico (“GOM”) and onshore Texas and Wyoming properties and use that cash flow to explore, develop, exploit, increase production from and acquire crude oil and natural gas properties across the United States. On June 14, 2019, following approval by our stockholders at the 2019 annual meeting of stockholders, we changed our state of incorporation from the State of Delaware to the State of Texas and increased our number of authorized shares of common stock from 50 million to 100 million.

In September 2019, we entered into a purchase agreement with Will Energy Corporation (“Will Energy”) and a purchase agreement with White Star Petroleum, LLC and certain of its affiliates (collectively, “White Star”) to purchase certain producing assets and undeveloped acreage, primarily in Oklahoma. These transactions closed subsequent to September 30, 2019. See Item 1. Note 3 – “Acquisitions and Dispositions” for more information. In conjunction with the signing of the Will Energy purchase agreement, we sold $53.7 million (net proceeds) in new equity to fund the cash purchase price portion of that acquisition.  In conjunction with the closing of the White Star acquisition, we sold another $21 million (net proceeds) in new equity to fund a portion of the purchase price and related transaction expenses for that acquisition. See Item 1. Note 1 – “Organization and Business” for more information.

Also in September 2019, we entered into a new revolving credit agreement with JPMorgan Chase Bank and other lenders. In connection with the entry into the new revolving credit agreement, we repaid all obligations under and terminated our previous credit agreement with Royal Bank of Canada, which had an October 1, 2019 maturity. The new revolving credit agreement was amended on November 1, 2019, in conjunction with the closing of the Will Energy and White Star acquisitions, to add two additional lenders and increase the borrowing base thereunder to $145 million.  See Item 1. Note 10 – “Long-Term Debt” for more information.

The following table lists our primary producing areas as of September 30, 2019:

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

Capital Expenditures

During the three months ended September 30, 2019, we brought two wells online in the Southern Delaware Basin, the Ripper State #2H and the American Hornet #1H, which are located in our legacy Bullseye project area. In October 2019, we brought two more wells online, the Iron Snake #1H and the Breakthrough State #1H, which are located in our Northeast Bullseye project area (“NE Bullseye”).  These NE Bullseye wells are performing at the high end of our expected NE Bullseye range; however, we have less than one month of production. NE Bullseye is a more productive and higher oil cut area and will be the primary focus of future capital spending in the area to the extent we decide to drill additional wells. Both Bullseye wells were boundary delineation wells drilling in the Southeast and Southwest boundaries of the acreage, and both wells are performing at the low end of the expected Bullseye performance range.

In addition, we have recently finished completing the Old Ironside #1H in NE Bullseye and expect to begin production of that well in mid-November 2019. All wells mentioned above are approximately 50% working interest wells to Contango. Next, we will begin completion operations on the State Spearhead #1H, also in mid-November 2019, which is a 25% working interest well. The State Spearhead #1H is the final lease obligation well required until 2021.

Additionally, we are currently preparing to begin completion operations on a drilled but uncompleted well we acquired in connection with the White Star acquisition. See Item 1. Note 3 – “Acquisitions and Dispositions” for more information. The Margaret 35-23N-5W #1MH is expected to be completed in early December 2019. We own a 53% working interest in this well.

We do not currently plan to commit any additional near-term drilling capital to West Texas, and other areas, except to fulfill leasehold commitments, preserve core acreage and, where determined appropriate to do so, expand our presence in those existing areas, or to add production and cash flow at attractive rates of return. Despite challenges experienced throughout the Southern Delaware Basin related to constrained production takeaway capacity, and the adverse impact on commodity price differentials, we still generate positive returns to date on our drilling investment. We continuously monitor the commodity price environment, including its stability, forecast and geographic price differentials, and, if warranted, will make adjustments to our capital program as the year progresses.

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

Impairment of Long-Lived Assets

We recognized non-cash proved property impairment of $0.2 million during the nine months ended September 30, 2019,  related to leases in Wyoming and an onshore non-operated property in  an area previously impaired due to revised reserve estimates made during the quarter ended December 31, 2018.  No impairment of proved properties was recognized during the three months ended September 30, 2019. Under GAAP, an impairment charge is required when the unamortized capital cost of any individual property within the Company’s producing property base exceeds the risked estimated future net cash flows from the proved, probable and possible reserves for that property. We recognized non-cash impairment expense of approximately $1.2 million and $2.0 million during the three and the nine months ended September 30, 2019,  respectively, related to impairment of certain unproved properties primarily due to expiring leases.

Summary Production Information

Our production for the three months ended September 30, 2019 was approximately 59% offshore and 41% onshore, volumetrically, and was comprised of 60% natural gas, 25% oil and 15% natural gas liquids. Our production for the three months ended September 30, 2018 was 62% offshore and 38% onshore, volumetrically, and was comprised of approximately 61% natural gas, 21% oil and 18% natural gas liquids.

The table below sets forth our average net daily production data in Mmcfe/d for each of our fields for each of the periods indicated:

	Three Months Ended
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Offshore (1)	27.2	25.3	23.5	19.1	20.0
West Texas	6.4	7.5	5.9	5.9	5.6
Other Onshore (2)	10.0	7.0	6.5	7.3	8.1
	43.6	39.8	35.9	32.3	33.7

(1)

Our Vermilion 170 well was sold effective December 1, 2018 and produced at an average daily rate of 2.2 Mmcfe/d during 2018.  The three months ended June 30, 2019  included a decreased production rate of approximately 1.9 Mmcfe/d due to downtime for pipeline and compressor repair and maintenance.

(2)

Includes Woodbine production from Madison and Grimes counties and conventional production in others; Eagle Ford and Buda production from Zavala and Dimmit counties; and wells in East Texas and Wyoming. Decrease in production during the three months ended December 31, 2018 was primarily due to the Liberty and Hardin County property sale in November 2018.

Other Investments

Jonah Field - Sublette County, Wyoming

Our wholly owned subsidiary, Contaro Company, owns a 37% ownership interest in Exaro. As of September 30, 2019, Exaro had 647 wells on production over its 5,760 gross acres (1,040 net), with a working interest between 2.4% and 32.5%. These wells were producing at a rate of approximately 18 Mmcfe/d, net to Exaro. As a result of our investment in Exaro, we recognized an investment loss of approximately $0.6 million, net of no tax expense, and investment loss of approximately $0.3 million, net of no tax expense, for the three months ended September 30, 2019 and 2018, respectively. We recognized an investment gain of approximately $0.1 million, net of no tax expense, and an investment loss of approximately $38 thousand, net of no tax expense, for the nine months ended September 30, 2019 and 2018, respectively. See Item 1. Note 9 – “Investment in Exaro Energy III LLC” for additional details related to this investment.

Non-Core Asset Sales

In fiscal year 2018 and the nine months ended September 30, 2019, we completed certain non-core asset sales to enhance our liquidity, eliminate marginal assets and reduce administrative costs by focusing our efforts on West Texas and recently acquired properties. These asset sales provide some immediate liquidity and improve our balance sheet by removing potential asset retirement obligations. During the year ended 2018, we sold certain Eagle Ford Shale assets in Karnes County, Texas for $21.0 million; Gulf Coast conventional assets in Southeast Texas for $6.0 million, and Gulf Coast conventional and unconventional assets in South Texas for $0.9 million. In December 2018, we also sold our offshore Vermilion 170 property in exchange for a retained overriding royalty interest (“ORRI”) in the well, the buyer’s assumption of the plugging and abandonment obligation and an ORRI in any future wells drilled by the buyer on two nearby prospects that would produce through this platform. In June 2019 and July 2019, we sold certain non-core operated assets located in Lavaca and Wharton counties, Texas and Frio and Zavala counties, Texas, respectively, in exchange for the buyer’s assumption of the plugging and abandonment liabilities of the sold properties.

Results of Operations for the Three and Nine months ended September 30, 2019 and 2018

The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids ("NGLs") from operations for the three and nine months ended September 30, 2019 and 2018. Oil, condensate and NGLs are compared with natural gas in terms of cubic feet of natural gas equivalents. One barrel of oil, condensate or NGL is the energy equivalent of six thousand cubic feet (“Mcf”) of natural gas. Reported operating expenses include production taxes, such as ad valorem and severance taxes.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	%	2019	2018	%

Revenues (thousands):
Oil and condensate sales	$7,281	$8,558	(15)%	$21,126	$26,976	(22)%
Natural gas sales	4,293	7,128	(40)%	13,792	21,585	(36)%
NGL sales	973	3,822	(75)%	4,402	9,832	(55)%
Total revenues	$12,547	$19,508	(36)%	$39,320	$58,393	(33)%

Production:
Oil and condensate (thousand barrels)
Offshore GOM	9	20	(55)%	32	56	(43)%
West Texas	56	70	(20)%	180	192	(6)%
Other Onshore	66	48	38%	171	182	(6)%
Total oil and condensate	131	138	(5)%	383	430	(11)%
Natural gas (million cubic feet)
Offshore GOM	1,545	1,943	(20)%	4,506	5,934	(24)%
West Texas	79	74	7%	231	200	16%
Other Onshore	234	444	(47)%	642	1,519	(58)%
Total natural gas	1,858	2,461	(25)%	5,379	7,653	(30)%
Natural gas liquids (thousand barrels)
Offshore GOM	40	74	(46)%	164	211	(22)%
West Texas	17	16	6%	46	41	12%
Other	19	31	(39)%	56	105	(47)%
Total natural gas liquids	76	121	(37)%	266	357	(25)%
Total (million cubic feet equivalent)
Offshore GOM	1,836	2,505	(27)%	5,683	7,538	(25)%
West Texas	513	591	(13)%	1,588	1,599	(1)%
Other Onshore	748	919	(19)%	2,004	3,236	(38)%
Total production	3,097	4,015	(23)%	9,275	12,373	(25)%

Daily Production:
Oil and condensate (thousand barrels per day)
Offshore GOM	0.1	0.2	(55)%	0.1	0.2	(43)%
West Texas	0.6	0.8	(20)%	0.7	0.7	(6)%
Other Onshore	0.7	0.5	38%	0.6	0.7	(6)%
Total oil and condensate	1.4	1.5	(5)%	1.4	1.6	(11)%
Natural gas (million cubic feet per day)
Offshore GOM	16.8	21.1	(20)%	16.5	21.8	(24)%
West Texas	0.9	0.8	7%	0.8	0.7	16%
Other Onshore	2.5	4.8	(47)%	2.4	5.5	(58)%
Total natural gas	20.2	26.7	(25)%	19.7	28.0	(30)%
Natural gas liquids (thousand barrels per day)
Offshore GOM	0.4	0.8	(46)%	0.6	0.8	(22)%
West Texas	0.2	0.2	6%	0.2	0.1	12%
Other	0.2	0.3	(39)%	0.2	0.4	(47)%
Total natural gas liquids	0.8	1.3	(37)%	1.0	1.3	(25)%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	%	2019	2018	%

Total (million cubic feet equivalent per day)
Offshore GOM	20.0	27.2	(27)%	20.8	27.6	(25)%
West Texas	5.6	6.4	(13)%	5.8	5.9	(1)%
Other Onshore	8.1	10.0	(19)%	7.4	11.8	(38)%
Total production	33.7	43.6	(23)%	34.0	45.3	(25)%

Average Sales Price:
Oil and condensate (per barrel)	$55.73	$61.92	(10)%	$55.10	$62.76	(12)%
Natural gas (per thousand cubic feet)	$2.31	$2.90	(20)%	$2.56	$2.82	(9)%
Natural gas liquids (per barrel)	$12.82	$31.59	(59)%	$16.56	$27.45	(40)%
Total (per thousand cubic feet equivalent)	$4.05	$4.86	(17)%	$4.24	$4.72	(10)%

Expenses (thousands):
Operating expenses	$5,435	$6,382	(15)%	$16,321	$19,787	(18)%
Exploration expenses	$218	$425	(49)%	$691	$1,288	(46)%
Depreciation, depletion and amortization	$8,473	$12,853	(34)%	$23,602	$32,836	(28)%
Impairment and abandonment of oil and gas properties	$1,336	$72,524	(98)%	$3,170	$76,628	(96)%
General and administrative expenses	$5,879	$6,724	(13)%	$15,340	$18,804	(18)%
Loss from investment in affiliates (net of taxes)	$(608)	$(270)	125%	$(151)	$(38)	297%

Selected data per Mcfe:
Operating expenses	$1.75	$1.59	10%	$1.76	$1.60	10%
General and administrative expenses	$1.90	$1.67	14%	$1.65	$1.52	9%
Depreciation, depletion and amortization	$2.74	$3.20	(14)%	$2.54	$2.65	(4)%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Natural Gas, Oil and NGL Sales and Production

All of our revenues are from the sale of our natural gas, oil and NGL production. Our revenues may vary significantly from year to year depending on production volumes and changes in commodity prices, each of which may fluctuate widely. Our production volumes are subject to significant variation as a result of new operations, weather events, transportation and processing constraints and mechanical issues. In addition, our production from individual wells naturally declines over time as we produce our reserves.

We reported revenues of $12.5 million for the three months ended September 30, 2019, compared to revenues of $19.5 million for the three months ended September 30, 2018. The decrease in revenues was primarily attributable to the year over year natural decline in natural gas and NGL production from our offshore properties, the impact of 2018 non-core property sales on 2019 production and limited incremental production from new drilling, as we reduced our drilling program to only that which was necessary to satisfy leasehold drilling obligations due to the need to preserve capital in an unstable commodity price environment. Also contributing to the decline in revenues were meaningful, across the board decreases in oil, natural gas and natural gas liquids prices.

 Total equivalent production was 33.7 Mmcfe/d for the three months ended September 30, 2019, compared to 43.6 Mmcfe/d in the prior year quarter. Net natural gas production for the current quarter was approximately 20.2 Mmcf/d, compared with approximately 26.7 Mmcf/d for the three months ended September 30, 2018,  with approximately 60% of the decline related to non-core property sales, and the remainder primarily due to normal field decline in our offshore properties. NGL production declined from approximately 1,300 barrels per day to 800 barrels per day, mostly related to non-core property sales. Net oil production declined slightly from approximately 1,500 barrels per day to 1,400 barrels per day primarily due to our limiting our drilling program in West Texas for the fourth quarter of 2018 and the first quarter of 2019 to only that which was necessary to satisfy leasehold drilling obligations.

Average Sales Prices

The average equivalent sales price realized for the three months ended September 30, 2019 was $4.05 per Mcfe compared to $4.86 per Mcfe for the three months ended September 30, 2018. This decline was attributable primarily to the decrease in the realized price of gas to $2.31 per Mcf in the current quarter, from  $2.90 per Mcf for the prior year quarter, and to the decline in the realized price of NGLs to $12.82 per barrel in the current quarter, from  $31.59 per barrel for the three months ended September 30, 2018.

Operating Expenses

Operating expenses for the three months ended September 30, 2019 were approximately $5.4 million, or $1.75 per Mcfe, compared to $6.4 million, or $1.59 per Mcfe, for the three months ended September 30, 2018. The table below provides additional detail of operating expenses for each of the three month periods:

	Three Months Ended September 30,
	2019		2018
	(in thousands)	(per Mcfe)	(in thousands)	(per Mcfe)
Lease operating expenses	$2,882	$ 0.93	$4,393	$ 1.09
Production & ad valorem taxes	663	0.21	800	0.20
Transportation & processing costs	657	0.21	1,224	0.30
Workover costs	1,233	0.40	(35)	—
Total operating expenses	$5,435	1.75	$6,382	$ 1.59

Lease operating expenses decreased from $4.4 million during the three months ended September 30, 2018 to $2.9 million for the three months ended September 30, 2019,  primarily due to our non-core property sales.

Transportation and processing costs declined from $1.2 million during the three months ended September 30, 2018 to $0.7 million for the three months ended September 30, 2019,  primarily due to a higher accrual in 2018 for an anticipated pipeline throughput commitment fee deficiency. As of March 31, 2019, the throughput commitment fee deficiency was fully accrued through the expiration of the contract in March 2020. See Item 1. Note 12 – “Commitments and Contingencies” for further information regarding the throughput commitment fee.

Workover costs were higher in the current year quarter primarily due to $0.5 million related to the workover of one well, which was more challenging than expected due to limited downhole data and prior operator well history, and $0.3 million in costs to enhance our West Texas production and water infrastructure facilities to make them more operationally and cost efficient, with less maintenance, going forward. Our operations personnel also focused on production enhancing efforts on certain of our conventional assets during the current quarter.

Impairment and Abandonment Expenses

During the three months ended September 30, 2019, we recognized no proved property impairment.  During the three months ended September 30, 2018,  we recognized $72.2 million in total offshore and onshore non-cash proved property impairment charges. Included in offshore proved property impairment expense for the 2018 quarter was a $59.4 million impairment of the carrying costs of our Gulf of Mexico properties due primarily to revised proved reserve estimates made during that quarter, as a result of new bottom hole pressure data gathered during the planned installation of a second stage compression in our Eugene Island 11 field. The three months ended September 30, 2018 also included onshore proved property impairment expense of $12.8 million related to the impairment of certain of our non-core properties in Southeast Texas, which were reduced to their fair value as a result of a planned sale. See Item 2. Note 3 – “Acquisitions and Dispositions” for further information regarding the sale of these certain non-core properties in Southeast Texas. During the three months ended September 30, 2019 and 2018, we recognized non-cash unproved impairment expense of approximately $1.2 million and approximately $0.1 million, respectively,  related to expiring leases.

We recognized abandonment expense of approximately $0.2 million during each of the three months ended September 30, 2019 and September 30, 2018.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense for the three months ended September 30, 2019 was approximately $8.5 million, or $2.74 per Mcfe. This compares to approximately $12.9 million, or $3.20 per Mcfe, for the three months ended September 30, 2018.  The lower depletion expense in the current quarter was attributable to lower production, while the lower unit rate resulted from the reduction in the Gulf of Mexico rate due to the impairment in 2018 and the impact of the sale of higher cost properties during 2018.

General and Administrative Expenses

Total general and administrative expenses for the three months ended September 30, 2019 were approximately $5.9 million, compared to $6.7 million for the three months ended September 30, 2018, primarily driven by lower expenses related to wages, bonuses, and employee benefits and fees related to insurance, office costs and other company expenses due to a focused cost reduction strategy.

The table below provides additional detail of general and administrative expenses for each of the three month periods:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Wages, bonuses and employee benefits (1)	$717	$1,607
Non-cash stock-based compensation (1)	557	765
Professional fees (2)	1,563	1,330
Professional fees - special (3)	94	—
Legal judgements (4)	2,134	—
Other (5)	814	3,022
Total general and administrative expenses	$5,879	$6,724

(1)	Lower expense primarily due to lower head count in 2019.
(2)	Primarily includes fees related to recurring legal, consultants, and accounting and auditing.
(3)	Non-recurring fees incurred in conjunction with our pursuit of strategic initiatives.
(4)	Includes accruals for legal judgements received subsequent to quarter-end. See Item 1. Note 12 – “Commitments and Contingencies” for more information.
(5)	Includes fees related to insurance, office costs and other company expenses. 2018 expense includes a severance payment to the former CEO.

Loss from Affiliates

For the quarters ended September 30, 2019 and September 30, 2018, we recorded a loss from affiliates of approximately $0.6 million, net of no tax expense, and a loss of approximately $0.3 million, net of no tax expense, respectively, related to our investment in Exaro.

Gain from Sale of Assets

During the three months ended September 30, 2019, we recorded a gain on sale of assets of $0.2 million related to the sale of certain minor, non-core operated assets in Lavaca, Live Oak and McMullen counties, Texas. During the three months ended September 30, 2018 we recorded a gain on sale of assets of $0.5 million related to the sale of energy credits to a third party.

Nine months ended September 30, 2019 Compared to Nine months ended September 30, 2018

Natural Gas, Oil and NGL Sales and Production

All of our revenues are from the sale of our natural gas, oil and NGL production. Our revenues may vary significantly from year to year depending on production volumes and changes in commodity prices, each of which may fluctuate widely. Our production volumes are subject to significant variation as a result of new operations, weather events, transportation and processing constraints and mechanical issues. In addition, our production from individual wells naturally declines over time as we produce our reserves.

We reported revenues of $39.3 million for the nine months ended September 30, 2019, compared to revenues of $58.4 million for the nine months ended September 30, 2018. The decline in revenues was primarily attributable to lower gas production from our offshore properties and lower oil production due to the limited drilling program in West Texas for the fourth quarter of 2018 and first quarter of 2019 because of the unstable oil price environment, as well as lower commodity prices during the current year.

Total equivalent production was 34.0 Mmcfe/d for the nine months ended September 30, 2019, compared to 45.3 Mmcfe/d in the prior year quarter. Net natural gas production for the nine months ended September 30, 2019 was approximately 19.7 Mmcf/d, compared with approximately 28.0 Mmcf/d for the nine months ended September 30, 2018,  with approximately 60% of the decline related to non-core property sales during 2018, and the remainder primarily due to normal field decline in our offshore properties. NGL production declined from approximately 1,300 barrels per day to 1,000 barrels per day, mostly related to non-core property sales. Net oil production declined from approximately 1,600 barrels per day to 1,400 barrels per day primarily due to the limited drilling program we pursued in West Texas for the fourth quarter of 2018 and first quarter of 2019. The higher-unit value oil and NGL production (but lower volume equivalency than gas) increased from 38% to 42% of total production due to our focus on our oil-weighted West Texas drilling program. West Texas accounted for 17% of total equivalent production for the nine months ended September 30, 2019, as compared to 13% of total equivalent production for the nine months ended September 30, 2018.

Average Sales Prices

The average equivalent sales price realized for the nine months ended September 30, 2019 was $4.24 per Mcfe compared to $4.72 per Mcfe for the nine months ended September 30, 2018. This decrease was attributable primarily to the decrease in the realized price of oil to $55.10 per barrel, from  $62.76 per barrel for the nine months ended September 30, 2018, and to the decrease in the realized price of NGLs to $16.56 per barrel, from  $27.45 per barrel for the nine month period in 2018.

Operating Expenses

Operating expenses for the nine months ended September 30, 2019 were approximately $16.3 million, or $1.76 per Mcfe, compared to $19.8 million, or $1.60 per Mcfe, for the nine months ended September 30, 2018. The table below provides additional detail of operating expenses for each of the nine month periods:

	Nine Months Ended September 30,
	2019		2018
	(in thousands)	(per Mcfe)	(in thousands)	(per Mcfe)
Lease operating expenses	$10,196	$ 1.09	$14,289	$ 1.15
Production & ad valorem taxes	1,706	0.18	2,418	0.20
Transportation & processing costs	1,854	0.20	2,106	0.17
Workover costs	2,565	0.29	974	0.08
Total operating expenses	$16,321	1.76	$19,787	$ 1.60

Lease operating expenses decreased from $14.3 million during the nine months ended September 30, 2018 to $10.2 million for the nine months ended September 30, 2019, primarily due to our non-core property sales.

Production and ad valorem expenses decreased from $2.4 million during the nine months ended September 30, 2018 to $1.7 million for the nine months ended September 30, 2019, primarily as a result of lower production and revenue.

Workover costs were higher in the current year primarily due to $0.8 million in costs to enhance our West Texas production and water infrastructure facilities to make them more operationally and cost efficient, with reduced future maintenance, and $0.7 million related to the workover of one well which was more challenging than expected due to limited downhole data and prior operator well history. Our operations personnel also focused on production enhancing efforts on certain of our conventional assets during the current year.

Impairment and Abandonment Expenses

During the nine months ended September 30, 2019, we recognized $0.2 million in non-cash proved property impairments, while we recognized $74.9 million in total offshore and onshore non-cash proved property impairment charges in the 2018 period. Included in offshore proved property impairment expense for the nine months ended September 30, 2018 was a $59.4 million impairment of the carrying costs of our Gulf of Mexico properties primarily due to revised proved reserve estimates made during the third quarter of 2018, as a result of new bottom hole pressure data gathered during the planned installation of a second stage of compression in our Eugene Island 11 field. Offshore non-cash proved property impairment expense for the 2018 period also included $2.3 million impairment  related to our Vermilion 170 offshore property, which was subsequently sold effective December 1, 2018.  The nine months ended September 30, 2018 included onshore proved property impairment expense of $12.8 million related to certain of our non-core proved properties in Southeast Texas, which were reduced to their fair value as a result of a planned sale. See Item 1. Note 3 – “Acquisitions and Dispositions” for further information regarding the sale of these certain non-core properties in Southeast Texas. During the nine months ended September 30, 2019 and 2018, we recognized non-cash impairment expense of approximately $2.0 million and approximately $1.3 million, respectively, related to impairment of certain non-core unproved properties primarily due to expiring leases.

We recognized abandonment expense of approximately $0.9 million and $0.5 million during the nine months ended September 30, 2019 and September 30, 2018, respectively.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense for the nine months ended September 30, 2019 was approximately $23.6 million, or $2.54 per Mcfe compared to approximately $32.8 million, or $2.65 per Mcfe, for the nine months ended September 30, 2018.  The lower depletion expense for the nine months ended September 30, 2019 was attributable to lower production.

General and Administrative Expenses

Total general and administrative expenses for the nine months ended September 30, 2019 were approximately $15.3 million, compared to $18.8 million for the nine months ended September 30, 2018, primarily driven by lower expenses related to wages, bonuses, and employee benefits and fees related to insurance, office costs and other company expenses due to a focused cost reduction strategy.

The table below provides additional detail of general and administrative expenses for each of the nine month periods:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Wages, bonuses and employee benefits (1)	$2,774	$6,049
Non-cash stock-based compensation (1)	2,194	3,772
Professional fees (2)	3,690	3,371
Professional fees - special (3)	1,830	—
Legal judgements (4)	2,134	—
Other (5)	2,718	5,612
Total general and administrative expenses	$15,340	$18,804

(1)	Lower expense primarily due to lower head count in 2019.
(2)	Primarily includes fees related to recurring legal, consultants, and accounting and auditing.
(3)	Non-recurring fees incurred in conjunction with our pursuit of strategic initiatives.
(4)	Includes accruals for legal judgements received subsequent to quarter-end. See Item 1. Note 12 – “Commitments and Contingencies” for more information.
(5)	Includes fees related to insurance, office costs and other company expenses. 2018 expense includes a severance payment to the former CEO.

Gain from Affiliates

For the nine months ended September 30, 2019 and September 30, 2018, we recorded a gain from affiliates of approximately $0.1 million, net of no tax expense, and a loss of $38 thousand, net of no tax expense, respectively, related to our investment in Exaro.

Gain from Sale of Assets

During the nine months ended September 30, 2019, we recorded a gain on sale of assets of approximately $0.6 million primarily related to the sale of our non-core assets in Frio, Lavaca, Wharton and Zavala counties, Texas and post-closing adjustments from sales of non-core properties during 2018 and earlier in 2019. During the nine months ended September 30, 2018, we recorded a gain on sale of assets of approximately $11.3 million, including a $9.5 million gain from the sale of our operated Eagle Ford Shale assets in Karnes County, Texas, a $1.3 million gain from the sale of our non-operated assets in Starr County, Texas and a $0.5 million gain from the sale of energy credits to a third party.

Capital Resources and Liquidity

During the nine months ended September 30, 2019, we incurred expenditures of $34.2 million on capital projects, including $26.3 million for our drilling program in the Southern Delaware Basin and $2.5 million in leasehold acquisition costs in the Southern Delaware Basin. We also incurred $2.2 million for the drilling and completion of two non-operated wells targeting the Georgetown formation in our Other Onshore area. The remaining incurred expenditures are primarily related to capitalized workovers.

Our capital expenditure forecast for all of 2019 is approximately $41.8 million, including $35.3 million in the Southern Delaware Basin. We brought two newly-drilled West Texas wells on production during the current quarter and plan to bring the remaining two wells drilled in 2019 online during the fourth quarter of 2019. We are currently preparing to begin completion operations on a drilled but uncompleted well we acquired in connection with the White Star acquisition, the Margaret 35-23N-5W #1MH, which is expected to be completed in early December 2019. We own a 53% working interest in this well.  We believe that our internally generated cash flows and proceeds from the sale of non-core assets, combined with availability under the Credit Agreement (as defined below), will be sufficient to meet the liquidity requirements necessary to fund our daily operations and planned capital development and to meet our debt service requirements for the next twelve months.

In September 2019, we entered into a purchase agreement with Will Energy and a purchase agreement with White Star to purchase certain producing assets and undeveloped acreage. See Item 1. Note 3 – “Acquisitions and Dispositions” for more information. As of September 30, 2019, we paid $14.1 million in deposits related to these two acquisitions, which is included in “Other current assets” on the consolidated balance sheet and as “Decrease (increase) in deposits and other” on the consolidated statement of cash flows. Closing of the Will Energy acquisition occurred on October 25, 2019, for aggregate consideration of $23 million.  Following adjustments for recent sales of non-core, non-operated Louisiana properties by Will Energy, the results of operations for the period between the effective and closing dates, and other estimated, customary closing adjustments, the net consideration paid consisted of $14.75 million in cash, including the $1.6 million deposit, and 3.5 million shares of our common stock. Closing of the White Star acquisition occurred on November 1, 2019, for a total aggregate consideration of $132.5 million. Following adjustments for the results of operations for the period between the effective and closing dates, and other estimated, customary closing adjustments, the net consideration paid was $95.6 million in cash, including the $12.5 million deposit.

The Will Energy acquisition was partially funded with proceeds from a public offering of our common stock and a private placement of Series A contingent convertible preferred stock, both completed on September 12, 2019, from which we received total net proceeds of $53.7 million. The White Star acquisition was partially funded with proceeds from a private placement of Series B contingent convertible preferred stock, completed on November 1, 2019, from which we received total net proceeds of approximately $21 million. See  Item 1. Note 1 – “Organization and Business” for more information regarding the public offering and private purchase agreements. The remaining cash consideration was funded through borrowings under our Credit Agreement (as defined below).

Cash From Operating Activities

Cash flows provided by operating activities were approximately $9.2 million in cash for the nine months ended September 30, 2019 compared to $25.1 million provided by operating activities for the same period in 2018. Included in the 2019 activity is $14.1 million in paid deposits related to the Will Energy and White Star acquisitions. See Item 1. Note 3 – “Acquisitions and Dispositions” for more information. The table below provides additional detail of cash flows from operating activities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities, exclusive of changes in working capital accounts	$7,666	$16,292
Changes in operating assets and liabilities	1,581	8,851
Net cash provided by operating activities	$9,247	$25,143

Cash From Investing Activities

Net cash flows used in investing activities were $27.3 million for the nine months ended September 30, 2019,  substantially all of which was related to cash capital costs for leasehold and drilling costs in the Southern Delaware Basin and non-operated wells in the Georgetown formation.

Net cash flows used in investing activities were $21.2 million for the nine months ended September 30, 2018.  We expended $43.2 million in cash capital costs, primarily related to drilling and/or completing wells in the Southern Delaware Basin and acquiring or extending unproved leases during the year,  partially offset by $22.1 million provided by the sale of our non-core properties in Karnes and Starr counties, Texas and the sale of energy credits to a third party.

Cash From Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2019 were approximately $20.1 million. Included in 2019 activity was $53.7 million in total net proceeds from our equity offerings, $61 million in repaid borrowings for the termination of our previous credit facility and $28.1 million in net borrowings under our new Credit Agreement (as defined below).  Cash flows used in financing activities for the nine months ended September 30, 2018 were approximately $4.0 million, primarily related to net repayment of borrowings outstanding under our previous credit agreement.

Credit Agreement

On September 17, 2019, we entered into a new revolving credit agreement with JPMorgan Chase Bank (the “Credit Agreement”), which established a borrowing base of $65 million. The Credit Agreement was amended on November 1, 2019, in conjunction with the closing of the Will Energy and White Star acquisitions, to add two additional lenders and increase the borrowing base thereunder to $145 million.  The borrowing base is subject to semi-annual redeterminations and may also be adjusted by certain events, including the incurrence of any senior unsecured debt, material asset dispositions or liquidation of hedges in excess of certain thresholds. The next redetermination will occur on or about December 1, 2019. Beginning in 2020, the semi-annual redeterminations will occur on May 1st and November 1st of each year. The Credit Agreement matures on September 17, 2024.  As of September 30, 2019,  the borrowing availability under the Credit Agreement was $35.0 million.

The Credit Agreement contains customary and typical restrictive covenants. Commencing in the quarter ending December 31, 2019, the Credit Agreement requires a Current Ratio of greater than or equal to 1.00 and a Leverage Ratio of less than or equal to 3.50, both as defined in the Credit Agreement.

Application of Critical Accounting Policies and Management’s Estimates

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Item 1. Note 2 to our Financial Statements – “Summary of Significant Accounting Policies” of this report and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Application of Critical Accounting Policies and Management’s Estimates” in our 2018 Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Item 1. Note 2 to our Financial Statements – “Summary of Significant Accounting Policies.”

Off Balance Sheet Arrangements

We may enter into off-balance sheet arrangements that can give rise to off-balance sheet obligations. As of September 30, 2019, we have no off-balance sheet arrangements that are reasonably likely to materially affect our liquidity or availability of or requirements for capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial and Accounting Officer concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Item 1. Note 12 to our Financial Statements – “Commitments and Contingencies.”

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Item 1A. of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As reported on the Company’s Current Report on Form 8-K filed on September 18, 2019, during the quarter ended September 30, 2019, the Company entered into a purchase agreement with affiliates of John C. Goff, a director and significant shareholder of the Company, to issue and sell in a private placement 789,474 convertible preferred shares, which resulted in net proceeds of approximately $7.5 million. The private placement was undertaken in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1

Asset Purchase and Sale Agreement, dated as of September 30, 2019, by and among Contango Oil  & Gas Company, White Star Petroleum, LLC, White Star Petroleum II, LLC, White Star Petroleum Operating, LLC and, solely for the purposes described therein, White Star Petroleum Holdings, LLC and WSP Finance Corporation (filed as Exhibit 2.1 to the Company’s Report on Form 8-K dated September 30, 2019, as filed with the Securities and Exchange Commission on October 1, 2019 and incorporated by reference herein).

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

3.3

Statement of Resolution Establishing Series of Shares Designated Series A Contingent Convertible Preferred Stock of Contango Oil & Gas Company (filed as Exhibit 3.1 to the Company’s Report on Form 8-K dated September 12, 2019, as filed with the Securities and Exchange Commission on September 18, 2019 and incorporated by reference herein).

10.1

Credit Agreement, dated September 17, 2019, by and among Contango Oil  & Gas Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of JPMorgan Chase Bank, N.A., Royal Bank of Canada and Cadence Bank, N.A. (filed as Exhibit 10.3 to the Company’s Report on Form 8-K dated September 12, 2019, as filed with the Securities and Exchange Commission on September 18, 2019 and incorporated by reference herein).

10.2

Registration Rights Agreement, dated September 17, 2019, by and among Contango Oil & Gas Company and each of the parties set forth in Schedule A thereto (filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated September 12, 2019, as filed with the Securities and Exchange Commission on September 18, 2019 and incorporated by reference herein).

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

CONTANGO OIL & GAS COMPANY

Date: November 12, 2019	By:	/s/ WILKIE S. COLYER
Wilkie S. Colyer
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ E. JOSEPH GRADY
E. Joseph Grady
Senior Vice President and Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)