Form 10-Q
period 2020-03-31
CONTANGO OIL & GAS CO
filed 2020-06-22
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of June 17, 2020 was 131,689,480.

Explanatory Note

On March 25, 2020, the U.S. Securities and Exchange Commission issued an order under Section 36 (Release No. 34-88465) of the Securities Exchange Act of 1934 (the “Exchange Act”) granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (the “Order”). The Order provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) pandemic. Contango Oil & Gas Company (the “Company”) relied on the Order to delay the filing of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, due to circumstances related to COVID-19. The Company’s headquarters and other accounting offices are located in areas of the United States that have been under “lock-down” or “stay at home” orders implemented in response to the COVID-19 pandemic. The Company’s accounting personnel have been working remotely since the orders were implemented and have also been operating under travel and work restrictions stemming from the COVID-19 pandemic. As a result, the Company’s accounting workflow and its ability to complete necessary review processes and procedures with respect to its financial statements were negatively impacted.  Accordingly, the Company required additional time to prepare and finalize this report.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2020

Unless the context requires otherwise or unless otherwise noted, all references in this Quarterly Report on Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and its subsidiaries.

Item 1. Consolidated Financial Statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

	March 31,	December 31,
	2020	2019

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,685	$1,624
Accounts receivable, net	28,565	39,567
Prepaid expenses	1,436	1,191
Current derivative asset	30,980	3,819
Inventory	187	150
Deposits and other	7,106	36
Total current assets	69,959	46,387
PROPERTY, PLANT AND EQUIPMENT:
Natural gas and oil properties, successful efforts method of accounting:
Proved properties	1,314,886	1,306,916
Unproved properties	24,002	27,619
Other property and equipment	1,629	1,655
Accumulated depreciation, depletion and amortization	(1,202,643)	(1,045,070)
Total property, plant and equipment, net	137,874	291,120
OTHER NON-CURRENT ASSETS:
Investments in affiliates	7,052	6,766
Long-term derivative asset	9,474	357
Right-of-use lease assets	5,305	5,885
Debt issuances costs	3,135	3,311
Total other non-current assets	24,966	16,319
TOTAL ASSETS	$232,799	$353,826

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$83,742	$104,593
Current derivative liability	534	3,951
Current asset retirement obligations	1,677	2,003
Total current liabilities	85,953	110,547
NON-CURRENT LIABILITIES:
Long-term debt	82,768	72,768
Long-term derivative liability	325	2,020
Asset retirement obligations	50,626	49,662
Lease liabilities	2,196	2,789
Total non-current liabilities	135,915	127,239
TOTAL LIABILITIES	221,868	237,786
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Series C contingent convertible preferred stock, $0.04 par value, 2,700,000 shares authorized, issued and outstanding at March 31, 2020 and December 31, 2019	108	108
Common stock, $0.04 par value, 200 million shares authorized, 129,062,631 shares issued and 129,005,827 shares outstanding at March 31, 2020, 128,985,146 shares issued and 128,977,816 shares outstanding at December 31, 2019	5,151	5,148
Additional paid-in capital	472,078	471,778
Treasury shares at cost (56,804 shares at March 31, 2020 and 7,330 shares at December 31, 2019)	(175)	(18)
Accumulated deficit	(466,231)	(360,976)
Total shareholders’ equity	10,931	116,040
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$232,799	$353,826

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
REVENUES:
Oil and condensate sales	$22,782	$6,406
Natural gas sales	8,170	5,642
Natural gas liquids sales	3,621	1,963
Total revenues	34,573	14,011
EXPENSES:
Operating expenses	21,483	5,192
Exploration expenses	398	224
Depreciation, depletion and amortization	12,854	7,556
Impairment and abandonment of oil and gas properties	145,878	587
General and administrative expenses	5,425	5,005
Total expenses	186,038	18,564
OTHER INCOME (EXPENSE):
Gain from investment in affiliates, net of income taxes	286	30
Gain (loss) from sale of assets	27	(12)
Interest expense	(1,213)	(1,092)
Gain (loss) on derivatives, net	46,699	(2,878)
Other income (expense)	805	(86)
Total other income (expense)	46,604	(4,038)
NET LOSS BEFORE INCOME TAXES	(104,861)	(8,591)
Income tax benefit (provision)	(394)	(27)
NET LOSS	$(105,255)	$(8,618)
NET LOSS PER SHARE:
Basic	$(0.80)	$(0.26)
Diluted	$(0.80)	$(0.26)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	131,338	33,770
Diluted	131,338	33,770

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2020	2019

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(105,255)	$(8,618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	12,854	7,556
Impairment of natural gas and oil properties	145,878	483
Amortization of debt issuance costs	177	—
Deferred income taxes	—	424
Loss (gain) on sale of assets	(27)	12
Gain from investment in affiliates	(286)	(30)
Stock-based compensation	350	1,052
Unrealized loss (gain) on derivative instruments	(41,391)	3,646
Changes in operating assets and liabilities:
Decrease in accounts receivable & other receivables	10,761	146
Decrease (increase) in prepaids	(245)	835
Increase in inventory	(1)	—
Decrease in accounts payable & advances from joint owners	(14,326)	(4,299)
Decrease in other accrued liabilities	(1,951)	(826)
Decrease (increase) in income taxes receivable, net	241	(424)
Increase in income taxes payable, net	192	27
Increase in deposits and other	(7,219)	(123)
Net cash used in operating activities	$(248)	$(139)
CASH FLOWS FROM INVESTING ACTIVITIES:
Natural gas and oil exploration and development expenditures	$(9,492)	$(5,124)
Additions to furniture & equipment	—	(17)
Sale of oil & gas properties	5	—
Net cash used in investing activities	$(9,487)	$(5,141)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$37,000	$37,025
Repayments under credit facility	(27,000)	(31,473)
Net costs from equity offering	(47)	(86)
Purchase of treasury stock	(157)	(186)
Net cash provided by financing activities	$9,796	$5,280
NET CHANGE IN CASH AND CASH EQUIVALENTS	$61	$—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,624	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,685	$—

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2020

(in thousands, except number of shares)

	Series C				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
			(unaudited)
Balance at December 31, 2019	2,700,000	$108	128,977,816	$5,148	$471,778	$(18)	$(360,976)	$116,040
Equity offering costs	—	—	—	—	(47)	—	—	(47)
Treasury shares at cost	—	—	(49,474)	—	—	(157)	—	(157)
Restricted shares activity	—	—	77,485	3	(3)	—	—	—
Stock-based compensation	—	—	—	—	350	—	—	350
Net loss	—	—	—	—	—	—	(105,255)	(105,255)
Balance at March 31, 2020	2,700,000	$108	129,005,827	$5,151	$472,078	$(175)	$(466,231)	$10,931

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2019

(in thousands, except number of shares)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
	(unaudited)
Balance at December 31, 2018	34,158,492	$1,573	$339,981	$(129,030)	$(72,135)	$140,389
Equity offering costs	—	—	(86)	—	—	(86)
Treasury shares at cost	(49,415)	—	—	(186)	—	(186)
Restricted shares activity	307,650	12	(12)	—	—	—
Stock-based compensation	—	—	1,052	—	—	1,052
Net loss	—	—	—	—	(8,618)	(8,618)
Balance at March 31, 2019	34,416,727	$1,585	$340,935	$(129,216)	$(80,753)	$132,551

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

The following table lists the Company’s primary producing areas as of March 31, 2020:

Location	Formation
Gulf of Mexico	Offshore Louisiana - water depths less than 300 feet
Mid-continent Region of Oklahoma	Mississippian, Woodford, Oswego, Cottage Grove, Chester and Red Fork
Southern Delaware Basin, Pecos County, Texas	Wolfcamp A and B
Madison and Grimes counties, Texas	Woodbine / Upper Lewisville
Zavala and Dimmit counties, Texas	Buda / Eagle Ford / Georgetown
San Augustine County, Texas	Haynesville shale, Mid Bossier shale and James Lime
Other Texas Gulf Coast	Conventional and smaller unconventional formations
Weston County, Wyoming	Muddy Sandstone
Sublette County, Wyoming	Jonah Field (1)

(1)	Through a 37% equity investment in Exaro Energy III LLC (“Exaro”). Production associated with this equity investment is not included in the Company’s reported production results for all periods shown in this report.

From the Company’s initial entry into the Southern Delaware Basin in 2016 and through mid-2019, the Company was focused on the development of its Southern Delaware Basin acreage in Pecos County, Texas. In January 2020, the Company brought one West Texas well online but suspended further drilling in the area in response to the dramatic decline in oil prices during the quarter. As of March 31, 2020, the Company was producing from eighteen wells over its approximate 17,200 gross operated (8,000 company net) acre position in this West Texas area, prospective for the Wolfcamp A, Wolfcamp B and Second Bone Spring formations.

During the fourth quarter of 2019, the Company closed on the acquisitions of certain producing assets and undeveloped acreage of Will Energy Corporation (“Will Energy”) and White Star Petroleum, LLC and certain of its affiliates (collectively, “White Star”) and established an additional core strategic area, primarily located in the Central Oklahoma and Western Anadarko basins. These acquisitions were transformative, as production from these acquisitions represented 74% of the Company’s total net production for the first quarter of 2020.

During the fourth quarter of 2019, the Company also entered into a Joint Development Agreement with Juneau Oil & Gas, LLC (“Juneau”), which provides the Company the right to acquire an interest in up to six of Juneau’s exploratory prospects located in the Gulf of Mexico. The first such exploratory prospect acquired by the Company was the Iron Flea prospect located in the Grand Isle Block 45 Area in the shallow waters off of the Louisiana coastline. The Iron Flea prospect was spud in late May 2020. On June 12, 2020, the target drilling depth was reached, and the prospect was determined unsuccessful. No further evaluation of that prospect is anticipated. As of March 31, 2020, the Company paid approximately $7.2 million in costs associated with the drilling of the Iron Flea prospect, of which $7.1 million was escrowed for the benefit of the turnkey drilling and is currently included in the Company’s consolidated balance sheet in “Deposits and other”. These costs will be expensed as exploration expense in the second quarter of 2020.

Impact of the COVID-19 Pandemic

A novel strain of the coronavirus ("COVID-19") surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic has significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the COVID-19 pandemic has resulted in travel restrictions, business closures and other restrictions that have disrupted the demand for oil throughout the world and, when combined with the oil supply increase attributable to the battle for market share among the Organization of Petroleum Exporting Countries (“OPEC”), Russia and other oil producing nations, resulted in oil prices declining significantly beginning in late February 2020. The length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand, which is negatively impacting the Company's results of operations and planned 2020 capital activities. Due to the extreme volatility in oil prices, the Company has suspended any further plans for onshore drilling in 2020.

2. Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). Please refer to the notes to the financial statements included in the 2019 Form 10-K for additional details of the Company’s financial condition, results of operations and cash flows. No material items included in those notes have changed except as a result of normal transactions in the interim or as disclosed within this interim report.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the SEC, including instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the 2019 Form 10-K. These unaudited interim consolidated results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries after elimination of all material intercompany balances and transactions. All wholly owned subsidiaries are consolidated. The Company’s investment in Exaro, through its wholly owned subsidiary, Contaro Company, is accounted for using the equity method of accounting, and therefore, the Company does not include its share of individual operating results or production in those reported for the Company’s consolidated results of operations.

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

In the first quarter of 2020, the COVID-19 pandemic and the resulting deterioration in the global demand for oil, combined with the failure by OPEC and Russia to reach an agreement on lower production quotas in March 2020, caused a dramatic increase in the supply of oil, a corresponding decrease in commodity prices, and reduced the demand for all commodity products. Consequently, during the three months ended March 31, 2020, the Company recorded a $143.3 million non-cash charge for proved property impairment of its onshore properties related to the dramatic decline in commodity prices, as discussed above, the “PV-10” (present value, discounted at a 10% rate) of its proved reserves, and the associated change in its current development plans for its proved, undeveloped locations. No impairment of proved properties was recorded during the three months ended March 31, 2019.

Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value of those properties, with any such impairment charged to expense in the period. The Company recorded a $2.6 million non-cash charge for unproved impairment expense during the three months ended March 31, 2020. The impairment primarily related to acquired leases in the Company’s Central Oklahoma and Western Anadarko regions which will be expiring in 2020, and which the Company has no current plans to develop as a result of the current commodity price environment. During the three months ended March 31, 2019, the Company recorded non-cash impairment expense of $0.5 million related to impairment of certain unproved properties, primarily due to expiring leases.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities, including unexercised stock options, performance stock units and unvested restricted stock, have not been considered when their effect would be antidilutive. The Company excluded 366,749 shares or units and 526,309 shares or units of potentially dilutive securities during each of the three months ended March 31, 2020 and 2019, respectively, as they were antidilutive.

Subsidiary Guarantees

Contango Oil & Gas Company, as the parent company (the “Parent Company”), has filed a registration statement on Form S-3 with the SEC to register, among other securities, debt securities that the Parent Company may issue from time to time. The registration statement has not yet been declared effective by the SEC. Any such debt securities would likely be guaranteed on a joint and several and full and unconditional basis by each of the Company’s current subsidiaries and any future subsidiaries specified in any future prospectus supplement (each a “Subsidiary Guarantor”). Each of the Subsidiary Guarantors is wholly owned by the Parent Company, either directly or indirectly. The Parent Company has no assets or operations independent of the Subsidiary Guarantors, and there are no significant restrictions upon the ability of the Subsidiary Guarantors to distribute funds to the Parent Company. The Parent Company has one wholly owned subsidiary that is inactive and not a Subsidiary Guarantor. The Parent Company’s wholly owned subsidiaries do not have restricted assets that exceed 25% of net assets as of the most recent fiscal year end that may not be transferred to the Parent Company in the form of loans, advances or cash dividends by such subsidiary without the consent of a third party.

Revenue Recognition

Sales of oil, condensate, natural gas and natural gas liquids (“NGLs”) are recognized at the time control of the products are transferred to the customer. Generally, the Company’s gas processing and purchase agreements indicate that the processors take control of the Company’s gas at the inlet of the plant and that control of residue gas is returned to the Company at the outlet of the plant. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sales of NGLs. The Company delivers oil and condensate to the purchaser at a contractually agreed-upon delivery point at which the purchaser takes custody, title and risk of loss of the product.

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

Leases

The Company recognizes a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term on the Company’s consolidated balance sheet. The Company does not include leases with an initial term of twelve months or less on the balance sheet. The Company recognizes payments on these leases within “Operating expenses” on its consolidated statement of operations. The Company has modified procedures to its existing internal controls to review any new contracts which contain a physical asset on a quarterly basis and determine if an arrangement is, or contains, a lease at inception. The Company will continue to review all new or modified contracts on a quarterly basis for proper treatment. See Note 6 - "Leases" for additional information.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) related to the calculation of credit losses on financial instruments. All financial instruments not accounted for at fair value will be impacted, including the Company’s trade and joint interest billing receivables. Allowances are to be measured using a current expected credit loss model as of the reporting date that is based on historical experience, current conditions and reasonable and supportable forecasts. This is significantly different from the current model that increases the allowance when losses are probable. Initially, ASU 2016-13 was effective for all public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and will be applied with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The FASB subsequently issued ASU 2019-04 (“ASU 2019-04”): Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives, and Topic 825, Financial Instruments and ASU 2019-05 (“ASU 2019-05”): Financial Instruments-Credit Losses (Topic 326) – Targeted Transition Relief. ASU 2019-04 and ASU 2019-05 provide certain codification improvements related to implementation of ASU 2016-13 and targeted transition relief consisting of an option to irrevocably elect the fair value option for eligible instruments. In November 2019, the FASB issued ASU 2019-10 – Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This amendment deferred the effective date of ASU 2016-13 from January 1, 2020 to January 1, 2023 for calendar year-end smaller reporting companies, which includes the Company. The Company plans to defer the implementation of ASU 2016-13, and the related updates.

In November 2019, the FASB issued ASU 2019-12 – Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 are part of an initiative to reduce complexity in accounting standards and simplify the accounting for income taxes by removing certain exceptions from Topic 740 and making minor improvements to the codification. The amendments in this update are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The provisions of this update are not expected to have a material impact on the Company’s financial position or results of operations.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. ASU 2020-04 will be in effect through December 31, 2022. We are currently assessing the potential impact of ASU 2020-04 on our consolidated financial statements.

3. Fair Value Measurements

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2020. A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There have been no transfers between Level 1, Level 2 or Level 3.

Fair value information for financial assets and liabilities was as follows as of March 31, 2020 (in thousands):

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts - assets	$40,454	$—	$40,454	$—
Commodity price contracts - liabilities	$(859)	$—	$(859)	$—

Derivatives listed above are recorded in “Current derivative asset or liability” and “Long-term derivative asset or liability” on the Company’s consolidated balance sheet and include swaps and costless collars that are carried at fair value. The Company records the net change in the fair value of these positions in "Gain (loss) on derivatives, net" in its consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted market prices and implied volatility factors related to changes in the forward curves. See Note 4 – "Derivative Instruments" for additional discussion of derivatives.

As of March 31, 2020, the Company's derivative contracts were all with major institutions with investment grade credit ratings which are believed to have minimal credit risk, which primarily are lenders within the Company’s bank group. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

Estimates of the fair value of financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company's Credit Agreement approximates carrying value because the facility interest rate approximates current market rates and is reset at least every quarter. See Note 9 – “Long-Term Debt” for further information.

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

As of March 31, 2020, the Company’s natural gas and oil derivative positions consisted of swaps and costless collars. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for oil and natural gas. A costless collar consists of a purchased put option and a sold call option, which establishes a minimum and maximum price, respectively, that the Company will receive for the volumes under the contract.

It is the Company's policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competent and competitive market makers. The Company does not post collateral, nor is it exposed to potential margin calls, under any of these contracts, as they are secured under the Credit Agreement (as defined below) or under unsecured lines of credit with non-bank counterparties. See Note 9 – “Long-Term Debt” for further information regarding the Credit Agreement.

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

As of March 31, 2020, the following financial derivative instruments were in place (fair value in thousands):

Commodity	Period	Derivative	Volume/Month	Price/Unit	Fair Value
Natural Gas	April 2020 - July 2020	Swap	400,000	Mmbtus	$2.532	(1)	$1,271
Natural Gas	Aug 2020 - Oct 2020	Swap	40,000	Mmbtus	$2.532	(1)	$62

Natural Gas	Nov 2020 - Dec 2020	Swap	375,000	Mmbtus	$2.696	(1)	$180

Natural Gas	April 2020 - July 2020	Swap	400,000	Mmbtus	$2.53	(1)	$1,268
Natural Gas	Aug 2020 - Dec 2020	Swap	350,000	Mmbtus	$2.53	(1)	$587

Natural Gas	April 2020 - July 2020	Swap	400,000	Mmbtus	$2.532	(1)	$1,271
Natural Gas	Aug 2020 - Dec 2020	Swap	350,000	Mmbtus	$2.532	(1)	$591

Natural Gas	Jan 2021 - March 2021	Swap	185,000	Mmbtus	$2.505	(1)	$(98)
Natural Gas	April 2021 - July 2021	Swap	120,000	Mmbtus	$2.505	(1)	$66
Natural Gas	Aug 2021 - Sept 2021	Swap	10,000	Mmbtus	$2.505	(1)	$2

Natural Gas	Jan 2021 - March 2021	Swap	185,000	Mmbtus	$2.508	(1)	$(96)
Natural Gas	April 2021 - July 2021	Swap	120,000	Mmbtus	$2.508	(1)	$67
Natural Gas	Aug 2021 - Sept 2021	Swap	10,000	Mmbtus	$2.508	(1)	$2

Natural Gas	Jan 2021 - March 2021	Swap	650,000	Mmbtus	$2.508	(1)	$(340)
Natural Gas	April 2021 - Oct 2021	Swap	400,000	Mmbtus	$2.508	(1)	$348
Natural Gas	Nov 2021 - Dec 2021	Swap	580,000	Mmbtus	$2.508	(1)	$(36)

Natural Gas	April 2021 - Nov 2021	Swap	70,000	Mmbtus	$2.36	(1)	$(87)
Natural Gas	Dec 2021	Swap	350,000	Mmbtus	$2.36	(1)	$(21)

Natural Gas	Jan 2022 - March 2022	Swap	780,000	Mmbtus	$2.542	(1)	$(216)

Oil	April 2020 - Oct 2020	Collar	3,442	Bbls	$52.00	-	65.70	(2)	$559

Oil	April 2020 - June 2020	Swap	22,000	Bbls	$57.74	(2)	$2,139
Oil	July 2020 - Dec 2020	Swap	15,000	Bbls	$57.74	(2)	$2,257

Oil	April 2020 - June 2020	Swap	2,500	Bbls	$54.33	(2)	$218
Oil	July 2020	Swap	5,500	Bbls	$54.33	(2)	$132
Oil	Aug 2020 - Oct 2020	Swap	2,500	Bbls	$54.33	(2)	$164
Oil	Nov 2020 - Dec 2020	Swap	3,500	Bbls	$54.33	(2)	$141

Oil	April 2020 - July 2020	Swap	37,500	Bbls	$54.70	(2)	$4,217
Oil	Aug 2020 - Dec 2020	Swap	35,000	Bbls	$54.70	(2)	$3,780

Oil	April 2020 - July 2020	Swap	37,500	Bbls	$54.58	(2)	$4,199
Oil	Aug 2020 - Dec 2020	Swap	35,000	Bbls	$54.58	(2)	$3,759

Oil	Jan 2021 - March 2021	Swap	19,000	Bbls	$50.00	(2)	$837
Oil	April 2021 - July 2021	Swap	12,000	Bbls	$50.00	(2)	$647
Oil	Aug 2021 - Sept 2021	Swap	10,000	Bbls	$50.00	(2)	$252

Oil	Jan 2021 - July 2021	Swap	62,000	Bbls	$52.00	(2)	$6,936
Oil	Aug 2021 - Sept 2021	Swap	55,000	Bbls	$52.00	(2)	$1,610
Oil	Oct 2021 - Dec 2021	Swap	64,000	Bbls	$52.00	(2)	$2,682

Total net fair value of derivative instruments	$39,350

(1)    Based on Henry Hub NYMEX natural gas prices.

(2)    Based on West Texas Intermediate oil prices.

In addition to the above financial derivative instruments, the Company also had a costless swap agreement with a Midland WTI – Cushing oil differential swap price of $0.05 per barrel of oil. The agreement fixes the Company’s exposure to that differential on 12,000 barrels of oil per month for April 2020 through June 2020 and 10,000 barrels per month for July 2020 through December 2020. The fair value of this costless swap agreement was in an asset position of $0.2 million as of March 31, 2020.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of March 31, 2020 (in thousands):

	Gross	Netting (1)	Total
Assets	$40,454	$—	$40,454
Liabilities	$(859)	$—	$(859)

(1) Represents counterparty netting under agreements governing such derivatives.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of December 31, 2019 (in thousands):

	Gross	Netting (1)	Total
Assets	$4,176	$—	$4,176
Liabilities	$(5,971)	$—	$(5,971)

(1) Represents counterparty netting under agreements governing such derivatives.

The following table summarizes the effect of derivative contracts on the consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Oil contracts	$2,797	$655
Natural gas contracts	2,511	113
Realized gain	$5,308	$768

Oil contracts	$40,727	$(3,443)
Natural gas contracts	664	(203)
Unrealized gain (loss)	$41,391	$(3,646)
Gain (loss) on derivatives, net	$46,699	$(2,878)

5. Stock-Based Compensation

Restricted Stock

There were no grants or forfeitures of restricted stock during the three months ended March 31, 2020. The Company recognized approximately $0.2 million in restricted stock compensation expense during the three months ended March 31, 2020 related to restricted stock granted to its officers, employees and directors. As of March 31, 2020, an additional $0.6 million of compensation expense related to restricted stock remained to be recognized over the remaining weighted-average vesting period of 1.7 years. Approximately 1.3 million shares remained available for grant under the Second Amended and Restated 2009 Incentive Compensation Plan as of March 31, 2020, assuming PSUs (as defined below) are settled at 100% of target.

During the three months ended March 31, 2019, the Company granted 307,650 shares of restricted common stock, which vest over three years, to employees and executive officers as part of their overall compensation package. The weighted average fair value of the restricted shares granted during the three months ended March 31, 2019, was $3.20 per share, with a total fair value of approximately $1.0 million and no adjustment for an estimated weighted average forfeiture rate. There were no forfeitures of restricted stock during the three months ended March 31, 2019. The Company recognized approximately $1.0 million in restricted stock compensation expense during the three months ended March 31, 2019 related to restricted stock granted to its officers, employees and directors.

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

There were no grants or forfeitures of PSUs during the three months ended March 31, 2020. In January 2020, 77,485 shares of the PSUs granted in 2017 vested, of which 22,972 PSUs were withheld for taxes, and are included with the restricted stock activity in the consolidated statement of shareholders’ equity. The Company recognized approximately $0.1 million in stock compensation expense related to PSUs during the three months ended March 31, 2020. As of March 31, 2020, an additional $0.6 million of compensation expense related to PSUs remained to be recognized over the remaining weighted-average vesting period of 1.6 years.

During the three months ended March 31, 2019, the Company granted 117,105 PSUs to executive officers as part of their overall compensation package, which will be measured between January 1, 2019 and December 31, 2021, and were valued at a weighted average fair value of $6.42 per unit. All fair value prices were determined using the Monte Carlo simulation model. During the three months ended March 31, 2019, 49,773 PSUs were forfeited due to the resignations of the Company’s former Senior Vice President of Exploration and Senior Vice President of Operations and Engineering in February 2019. The Company only recognized approximately $14 thousand in stock compensation expense related to PSUs during the three months ended March 31, 2019, primarily due to the expiration of PSUs which failed to meet their target as of December 31, 2018 and the above referenced forfeitures.

Stock Options

Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the three months ended March 31, 2020 and 2019, there was no excess tax benefit recognized.

Compensation expense related to stock option grants are recognized over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. No stock options were granted during the three months ended March 31, 2020 or 2019.

During the three months ended March 31, 2020, no stock options were exercised and stock options for 329 shares were forfeited by former employees. During the three months ended March 31, 2019, no stock options were exercised and stock options for 12,052 shares were forfeited by former employees.

6. Leases

During the three months ended March 31, 2020, the Company entered into a new compressor contract with lease terms of twelve months or more, which qualifies as an operating lease. The Company also entered into new contracts for office equipment and a vehicle with lease terms of twelve months or more, which qualify as finance leases. As of March 31, 2020, the Company’s operating leases were for compressors and office space at its two corporate offices and three field offices, while the Company’s finance leases were for vehicles and office equipment.

The Company also has compressor contracts which are on a month-to-month basis, and while it is probable the contract will be renewed on a monthly basis, the compressors can be easily substituted or cancelled by either party, with minimal penalties. Leases with these terms are not included on the Company’s balance sheet and are recognized on the statement of operations on a straight-line basis over the lease term.

The following table summarizes the balance sheet information related to the Company’s leases as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Operating lease right of use asset (1)	$3,772	$4,316

Operating lease liability - current (2)	$(2,556)	$(2,597)
Operating lease liability - long-term (3)	(1,202)	(1,738)
Total operating lease liability	$(3,758)	$(4,335)

Financing lease right of use asset (1)	$1,533	$1,569

Financing lease liability - current (2)	$(550)	$(524)
Financing lease liability - long-term (3)	(994)	(1,051)
Total financing lease liability	$(1,544)	$(1,575)

(1)	Included in “Right-of-use lease assets” on the consolidated balance sheet.
(2)	Included in “Accounts payable and accrued liabilities” on the consolidated balance sheet.
(3)	Included in “Lease liabilities” on the consolidated balance sheet.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating and financing lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. For leases existing prior to January 1, 2019, the incremental borrowing rate as of January 1, 2019 was used for the remaining lease term.

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Weighted Average Remaining Lease Terms (in years):
Operating leases	1.93	2.16
Financing leases	3.00	3.14

Weighted Average Discount Rate:
Operating leases	6.04%	6.04%
Financing leases	6.21%	6.24%

Maturities for the Company’s lease liabilities on the consolidated balance sheet as of March 31, 2020, were as follows (in thousands):

	March 31, 2020
	Operating Leases	Financing Leases
2020 (remaining after March 31, 2020)	$2,710	$631
2021	825	527
2022	172	370
2023	170	150
2024	115	19
Total future minimum lease payments	3,992	1,697
Less: imputed interest	(234)	(153)
Present value of lease liabilities	$3,758	$1,544

The following table summarizes expenses related to the Company’s leases for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost (1) (2)	$687	$371
Financing lease cost - amortization of right-of-use assets	135	-
Financing lease cost - interest on lease liabilities	24	-
Administrative lease cost (3)	19	19
Short-term lease cost (1) (4)	437	510
Total lease cost	$1,302	$900

(1)	This total does not reflect amounts that may be reimbursed by other third parties in the normal course of business, such as non-operating working interest owners.
(2)	Costs related to office leases and compressors with lease terms of twelve months or more.
(3)	Costs related primarily to office equipment and IT solutions with lease terms of more than one month and less than one year.
(4)	Costs related primarily to drilling rigs, generators and compressor agreements with lease terms of more than one month and less than one year.

During the three months ended March 31, 2020, there were $0.7 million and $0.2 million in cash payments related to operating leases and financing leases, respectively. During the three months ended March 31, 2019, there were no cash payments related to operating leases or financing leases, as the operating lease payments did not begin until the second quarter of 2019, and there were no financing leases as of March 31, 2019.

7. Other Financial Information

The following table provides additional detail for accounts receivable, prepaid expenses and other, and accounts payable and accrued liabilities which are presented on the consolidated balance sheets (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable:
Trade receivables (1)	$12,003	$21,110
Receivable for Alta Resources distribution	1,712	1,712
Joint interest billings	12,252	13,104
Income taxes receivable	268	509
Other receivables	3,324	4,126
Allowance for doubtful accounts	(994)	(994)
Total accounts receivable	$28,565	$39,567

Prepaid expenses and other:
Prepaid insurance	$233	$683
Other (2)	1,203	508
Total prepaid expenses and other	$1,436	$1,191

Accounts payable and accrued liabilities:
Royalties and revenue payable	$46,765	$49,644
Advances from partners (3)	120	6,733
Accrued exploration and development (3)	2,334	8,210
Trade payables	10,993	14,086
Accrued general and administrative expenses (4)	11,589	12,037
Accrued operating expenses	5,362	5,794
Accrued short term leases	3,106	3,120
Other accounts payable and accrued liabilities	3,473	4,969
Total accounts payable and accrued liabilities	$83,742	$104,593

(1)	Decrease in 2020 primarily due to lower receivables from oil sales as a result of the dramatic decline in oil prices during the three months ended March 31, 2020.

(2)	Other prepaids primarily includes software licenses and additional licenses purchased for certain properties acquired from Will Energy and White Star in 2019.
(3)	Decrease in 2020 due to a decrease in drilling and completion activity during the three months ended March 31, 2020. In January 2020, the Company brought one West Texas well online but suspended further drilling in the area, and in its other onshore areas, in response to the dramatic decline in oil prices during the quarter.
(4)	Includes accruals for legal judgments, of which $6.3 million was paid in April 2020. See Note 11 – “Commitment and Contingencies” for further information.

Included in the table below are supplemental cash flow disclosures and non-cash investing activities during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash payments:
Interest payments	$1,267	$1,046
Income tax payments (refunds)	$(7)	$40
Non-cash investing activities in the consolidated statements of cash flows:
Decrease in accrued capital expenditures	$(4,676)	$(2,220)

8. Investment in Exaro Energy III LLC

The Company maintains an ownership interest in Exaro of approximately 37%. The Company’s share in the equity of Exaro at March 31, 2020 was approximately $7.1 million. The Company accounts for its ownership in Exaro using the equity method of accounting, and therefore, does not include its share of individual operating results or production in those reported for the Company’s consolidated results. The Company’s share in Exaro’s results of operations recognized for each of the three months ended March 31, 2020 and 2019 was a gain of $0.3 million, net of no tax expense.

9. Long-Term Debt

Credit Agreement

On September 17, 2019, the Company entered into its new revolving credit agreement with JPMorgan Chase Bank and other lenders (the “Credit Agreement”), which established a borrowing base of $65 million. The Credit Agreement was amended on November 1, 2019, in conjunction with the closing of the acquisitions of certain producing assets and undeveloped acreage from Will Energy and White Star, to add two additional lenders and increase the borrowing base thereunder to $145 million. The borrowing base was $145 million as of March 31, 2020. The borrowing base is subject to semi-annual redeterminations which will occur on May 1st and November 1st of each year. On June 9, 2020, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment redetermined the borrowing base at $95 million pursuant to the regularly scheduled redetermination process. The Second Amendment also provides for, among other things, further $10 million automatic reductions in the borrowing base on each of June 30, 2020 and September 30, 2020. The borrowing base may also be adjusted by certain events, including the incurrence of any senior unsecured debt, material asset dispositions or liquidation of hedges in excess of certain thresholds. The Credit Agreement matures on September 17, 2024.

The Company initially incurred $1.8 million of arrangement and upfront fees in connection with the Credit Agreement and incurred an additional $1.6 million in fees for the first amendment to the Credit Agreement, which is to be amortized over the five year term of the Credit Agreement. No fees were paid for the Second Amendment. As of March 31, 2020, the remaining balance of these fees was $3.1 million, which will be amortized through September 17, 2024.

As of March 31, 2020, the Company had approximately $82.8 million outstanding under the Credit Agreement and $1.9 million in an outstanding letter of credit. As of December 31, 2019, the Company had approximately $72.8 million outstanding under the Credit Agreement and $1.9 million in an outstanding letter of credit. As of March 31, 2020, borrowing availability under the Credit Agreement was $60.4 million.

Total interest expense under the Company’s current and previous credit agreements, including commitment fees, for the three months ended March 31, 2020 and March 31, 2019 was approximately $1.2 million and $1.1 million, respectively. The weighted average interest rates in effect at March 31, 2020 and December 31, 2019 were 4.2% and 4.3%, respectively.

The Credit Agreement is collateralized by liens on substantially all of the Company’s oil and gas properties and other assets and security interests in the stock of its wholly owned and/or controlled subsidiaries. The Company’s wholly owned and/or controlled subsidiaries are also required to join as guarantors under the Credit Agreement.

The Credit Agreement contains customary and typical restrictive covenants. The Credit Agreement requires a Current Ratio of greater than or equal to 1.00 and a Leverage Ratio of less than or equal to 3.50, both as defined in the Credit Agreement. The Second Amendment includes a waiver of the Current Ratio requirement until the quarter ending March 31, 2022. Additionally, the Second Amendment also contains, among other things, an increase in the Applicable Margin grid on borrowings outstanding of 50 basis points, provides provisions requiring monthly aged accounts payable reports and typical anti-cash hoarding and cash sweep provisions with respect to a consolidated cash balance in excess of $5.0 million. The Credit Agreement also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, a going concern qualification, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events. As of March 31, 2020, the Company was in compliance with all of its covenants under the Credit Agreement.

10. Income Taxes

The Company’s income tax provision for continuing operations consists of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Current tax provision:
Federal	$275	$—
State	119	27
Total	$394	$27
Total tax provision:
Federal	$275	$—
State	119	27
Total income tax provision:	$394	$27

The Federal income tax expense results from an adjustment of the credit for previously paid Alternative Minimum Tax which was repealed and made refundable by the Tax Cuts and Jobs Act of 2017 (“TCJA”). The second half of the credit originally became refundable with the filed tax return for the tax year ended December 31, 2019. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, modified this treatment, now allowing the Company to request an expedited refund of $0.9 million, which was previously accounted for as an income tax benefit when the TCJA was enacted. State income tax expense relates to expected income taxes for the quarter owed to the states of Louisiana and Oklahoma, imposed on properties within those states and, in each case, that are not shielded by existing Federal tax attributes.

Additionally, under the CARES Act, the Company will benefit from an amendment to Internal Revenue Code  Section 163(j) that temporarily increases deductible interest expense limitations. Specifically, the CARES Act increases the 30% Adjusted Taxable Income (“ATI”) limitation to 50% of ATI for taxable years beginning in each of  2019 and 2020. This will have the effect of allowing the Company to use a Section 163(j) carryover from the prior year that was not limited by Section 382 (discussed below). In addition, the Company used relief granted by the Oklahoma Tax Commission and the Louisiana Tax Commission to extend the due date for the first quarter estimated income tax payments to the states of Oklahoma and Louisiana to July 15, 2020. No Federal estimated tax payments for 2020 are expected. The Company does not expect to benefit from any other income tax-related provisions of the CARES Act.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the amount of deferred tax liabilities, level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is not more-likely-than-not that it will realize the benefits of these deductible differences and, therefore, adjusted valuation allowances for federal and state purposes to  $126.3 million and $1.0 million, respectively, as of March 31, 2020. The $22.1 million net increase from the net valuation allowance recorded at December 31, 2019, like other items in the company’s accounting for income taxes during the current quarter, was determined using a specific March 31, 2020 cut-off date as an accurate estimate of 2020 pre-tax income or income tax expense cannot be reliably made at this time. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

As of March 31, 2020, the Company had federal net operating loss (“NOL”) carryforwards of approximately $383.9 million and state NOLs of $20.4 million. The Federal NOL carryforwards occurred due to the merger with Crimson Exploration, Inc. (“Crimson”) in 2013 (the “Merger”) and subsequent taxable losses during the years 2014 through 2019 due to lower commodity prices and utilization of various elections available to the Company in expensing capital expenditures incurred in the development of oil and gas properties. Generally, these NOLs are available to reduce future taxable income and the related income tax liability subject to the limitations set forth in Internal Revenue Code Section 382 related to changes of more than 50% of ownership of the Company’s stock by 5% or greater shareholders over a three-year period (a Section 382 Ownership Change) from the time of such an ownership change. The CARES Act temporarily suspends the Section 172 limitation for NOLs arising in tax years beginning in 2018, 2019 and 2020 and also allows NOLs originating in these years to be carried back five years; however, the Company does not expect to receive any federal tax refunds from the temporary suspension of the Section 172 limitation because the Company tax losses in each of the carryback years.

The Company experienced two separate Section 382 Ownership Changes in connection with two of its equity offerings occurring in 2018 and 2019, respectively (the “Ownership Changes”). Market conditions at the time of the 2019 Ownership Change had diminished from the time of the 2018 Ownership Change, thus subjecting virtually all of the Company’s tax attributes to an annual limitation of $0.7 million a year (in pre-tax dollars). This lower annual limitation resulting from the 2019 Ownership Change effectively eliminates the ability to utilize these tax attributes in the future. For the quarter ended March 31, 2020, the Company did not have any activity which resulted in an additional Section 382 Ownership Change.

11. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in legal proceedings relating to claims associated with its properties, operations or business or arising from disputes with vendors in the normal course of business, including the material matters discussed below.

In November 2010, a subsidiary of the Company, several predecessor operators and several product purchasers were named in a lawsuit filed in the District Court for Lavaca County in Texas by an entity alleging that it owns a working interest in two wells that has not been recognized by the Company or by predecessor operators to which the Company had granted indemnification rights. In dispute is whether ownership rights were transferred through a number of decades-old poorly documented transactions. Based on prior summary judgments, the trial court entered a final judgment in the case in favor of the plaintiffs for approximately $5.3 million, plus post-judgment interest. The Company appealed the trial court’s decision to the applicable state Court of Appeals, and in the fourth quarter of 2017, the Court of Appeals issued its opinion and affirmed the trial court’s summary decision. In the first quarter of 2018, the Company filed a motion for rehearing with the Court of Appeals, which was denied, as expected. The Company filed a petition requesting a review by the Texas Supreme Court, as the Company believes the trial and appellate courts erred in the interpretation of the law. In early October 2019, the Supreme Court notified the Company that it would not hear this case. The Company engaged additional legal representation to assist in the preparation of an amended petition requesting that the Texas Supreme Court reconsider its initial decision to not review the case. That amended petition was filed, and in mid-March 2020, the Texas Supreme Court decided they would not re-hear the case. Consequently, during the three months ended December 31, 2019, the Company recorded a $6.3 million liability for the judgment, interest and fees, with $3.5 million of such liability related to suspended funds currently reflected in “Accounts payable and accrued liabilities” on the Company’s consolidated balance sheet. The judgment, interest and fees were paid in April 2020.

In January 2016, the Company was named as the defendant in a lawsuit filed in the District Court for Harris County in Texas by a third-party operator. The Company participated in the drilling of a well in 2012, which experienced serious difficulties during the initial drilling, which eventually led to the plugging and abandoning of the wellbore prior to reaching the target depth. In dispute is whether the Company is responsible for the additional costs related to the drilling difficulties and plugging and abandonment. In September 2019, the case went to trial, and the court ruled in favor of the plaintiff. Prior to the judgment, the Company had approximately $1.1 million in accounts payable related to the disputed costs associated with this case. As a result of the judgment, during the three months ended September 30, 2019, the Company recorded an additional $2.1 million liability for the final judgment plus fees and interest. The Company has since prepared and filed an appeal with the appellate court for a review of the initial trial court decision and is awaiting the court’s response

While many of these matters involve inherent uncertainty and the Company is unable at the date of this filing to estimate an amount of possible loss with respect to certain of these matters, the Company believes that the amount of the liability, if any, ultimately incurred with respect to these proceedings or claims will not have a material adverse effect on its consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. The Company maintains various insurance policies that may provide coverage when certain types of legal proceedings are determined adversely.

Throughput Contract Commitment

The Company signed a throughput agreement with a third-party pipeline owner/operator that constructed a natural gas gathering pipeline in the Company’s Southeast Texas area that allows the Company to defray the cost of building the pipeline itself. Beginning in late 2016, the Company was unable to meet the minimum monthly gas volume deliveries through this line in its Southeast Texas area and continued to not meet the minimum throughput requirements under the agreement through the expiration of the throughput commitment in March 2020. The throughput deficiency fee is paid in the second quarter of each calendar year. The Company incurred net fees of $0.2 million during each of the three months ended March 31, 2020 and 2019. As of December 31, 2019, the Company has recorded a $1.0 million loss contingency through the expiration of the contract on March 31, 2020.

12. Subsequent Events

Paycheck Protection Program Loan

On April 10, 2020, the Company entered into a promissory note evidencing an unsecured loan in the amount of $3.4 million (the “PPP Loan”) made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the CARES Act and is administered by the U.S. Small Business Administration. The PPP Loan to the Company is being made through JPMorgan Chase Bank, N.A.

The PPP Loan matures on the two-year anniversary of the funding date and bears interest at a fixed rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence after the six-month anniversary of the funding date. The promissory note evidencing the PPP Loan provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Under the CARES Act, loan forgiveness is available, subject to limitations, for the sum of documented payroll costs, covered mortgage interest payments, covered rent payments and covered utilities during the eight-week period beginning on the funding date. Forgiveness is reduced if full-time employee headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan or any portion thereof is forgiven, the amount forgiven is applied to outstanding principal.

Sale of Assets

On June 1, 2020, the Company closed on the sale of certain producing and non-producing properties located in its Central Oklahoma and Western Anadarko regions. These properties were acquired during the Will Energy acquisition. The Company sold these properties in exchange for the buyer’s assumption of the asset retirement obligations associated with these wells, which is an estimated $4.9 million net to the Company.

Management Services Agreement

On June 5, 2020, the Company announced the addition of a new corporate strategy that includes offering a “fee for service” property management service for oil and gas companies with distressed or stranded assets, or companies with a desire to reduce administrative costs. As part of this service offering, the Company entered into a Management Services Agreement with Mid-Con Energy Partners, LP (“Mid-Con”) to provide operational services as operator of record on Mid-Con’s oil and gas properties in exchange for an annual services fee of $4 million plus reimbursement of certain costs and expenses, an annual deferred fee of $2 million per year, and warrants to purchase a minority equity ownership in Mid-Con (with amount and terms of the warrants to be disclosed upon execution of the Warrant Agreement). Both companies and their employees have indemnification rights in this fee for service arrangement. As of June 4, 2020, John C. Goff, Chairman of the Board of Directors of the Company, beneficially owns approximately 56% of the common units in Mid-Con, and Travis Goff, the President of Goff Capital, Inc., serves on the board of directors of the general partner of Mid-Con.

Authorized Shares of Common Stock and Conversion of Series C Contingent Convertible Preferred Stock

On June 10, 2020, the Company filed an amendment (the “Charter Amendment”) to its Amended and Restated Certificate of Formation with the Secretary of State of the State of Texas to increase the number of authorized shares of common stock of the Company from 200,000,000 shares to 400,000,000 shares. The Charter Amendment and the conversion of 2,700,000 shares of the Company’s Series C contingent convertible preferred stock, par value $0.04 per share, into 2,700,000 shares of the Company’s common stock were approved by the stockholders of the Company on June 8, 2020, at the Company’s 2020 Annual Meeting of Stockholders. The shares of Series C contingent convertible preferred stock were issued in a private placement completed concurrently with a registered public offering of common stock in December 2019. Purchasers of the Series C contingent convertible preferred stock included John Goff, Wilkie Colyer and Farley Dakan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Quarterly Report on Form 10-Q and with our 2019 Form 10-K, previously filed with the Securities and Exchange Commission ("SEC").

Available Information

General information about us can be found on our website at www.contango.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file or furnish them to the SEC. This report should be read together with our 2019 Form 10-K and our subsequent filings with the SEC. We are not including the information on our website as a part of, or incorporating it by reference into, this report.

Cautionary Statement about Forward-Looking Statements

Certain statements contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should”, “could”, “may”, “will”, “believe”, “plan”, “intend”, “expect”, “potential”, “possible”, “anticipate”, “estimate”, “forecast”, “view”, “efforts”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in this report and in our 2019 Form 10-K and those factors summarized below:

●	volatility and significant declines in natural gas, natural gas liquids and oil prices, including regional differentials;
●	any reduction in our borrowing base from time to time and our ability to repay any excess borrowings as a result of such reduction;
●	our ability to successfully develop our undeveloped acreage in the Southern Delaware Basin and the Mid-continent area of Oklahoma, and realize the benefits associated therewith;
●	increased cost risks associated with our exploration and development in the Gulf of Mexico;
●	our financial position;
●	our business strategy, including execution of any changes in our strategy or our new fee for service offering;
●	meeting our forecasts and budgets, including our 2020 capital expenditure budget;
●	expectations regarding natural gas and oil markets in the United States and our realized prices;
●	outbreaks and pandemics, even outside our areas of operation, including COVID-19;
●	operational constraints, start-up delays and production shut-ins at both operated and non-operated production platforms, pipelines and natural gas processing facilities;
●	the risks associated with acting as operator of deep high pressure and high temperature wells, including well blowouts and explosions, onshore and offshore;
●	the risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes, especially in prospects in which we have made a large capital commitment relative to the size of our capitalization structure;
●	the timing and successful drilling and completion of natural gas and oil wells;
●	the costs associated with the offshore Iron Flea prospect and other offshore prospects;
●	the concentration of drilling in the Southern Delaware Basin, including lower than expected production attributable to down spacing of wells;
●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations, fund our drilling program and support our acquisition efforts;
●	the cost and availability of rigs and other materials, services and operating equipment;
●	timely and full receipt of sale proceeds from the sale of our production;
●	our ability to find, acquire, market, develop and produce new natural gas and oil properties;

●	the conditions of the capital markets and our ability to access debt and equity capital markets or other non-bank sources of financing, and actions by current and potential sources of capital, including lenders;
●	interest rate volatility;
●	our ability to successfully integrate the businesses, properties and assets we acquire, including those in new areas of operation;
●	our ability to complete strategic dispositions or acquisitions of assets or businesses and realize the benefits of such dispositions or acquisitions;
●	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
●	the need to take impairments on our properties due to lower commodity prices or other changes in the values of our assets;
●	the ability to post additional collateral for current bonds or comply with new supplemental bonding requirements imposed by the Bureau of Ocean Energy Management;
●	operating hazards attendant to the natural gas and oil business including weather, environmental risks, accidental spills, blowouts and pipeline ruptures, and other risks;
●	downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
●	potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps;
●	actions or inactions of third-party operators of our properties;
●	actions or inactions of third-party operators of pipelines or processing facilities;
●	the ability to retain key members of senior management and key technical employees and to find and retain skilled personnel;
●	strength and financial resources of competitors;
●	federal and state legislative and regulatory developments and approvals (including additional taxes and changes in environmental regulations);
●	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil exporting nations to agree to and maintain oil price and production controls;
●	the uncertain impact of supply of and demand for oil, natural gas and NGLs;
●	our ability to obtain goods and services critical to the operation of our properties;
●	worldwide and United States economic conditions;
●	the ability to construct and operate infrastructure, including pipeline and production facilities;
●	the continued compliance by us with various pipeline and gas processing plant specifications for the gas and condensate produced by us;
●	operating costs, production rates and ultimate reserve recoveries of our natural gas and oil discoveries;
●	expanded rigorous monitoring and testing requirements;
●	the ability to obtain adequate insurance coverage on commercially reasonable terms; and
●	the limited trading volume of our common stock and general market volatility.

Any of these factors and other factors described in this report could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. Although we believe our estimates and assumptions to be reasonable when made, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. Our assumptions about future events may prove to be inaccurate. Moreover, the effects of the COVID-19 pandemic may give rise to risks that are currently unknown or amplify the risks associated with many of the factors summarized above or discussed in this report or our 2019 Form 10-K. We caution you that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure you that those statements will be realized or the forward-looking events and circumstances will occur. You should not place undue reliance on forward-looking statements in this report as they speak only as of the date of this report.

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

Overview

We are a Houston, Texas based, independent oil and natural gas company, with regional offices in Oklahoma City and Stillwater, Oklahoma. Our business is to maximize production and cash flow from our offshore properties in the shallow waters of the Gulf of Mexico (“GOM”) and onshore Texas, Oklahoma, Louisiana and Wyoming properties and use that cash flow to explore, develop, exploit, and acquire oil and natural gas properties across the United States.

From the Company’s initial entry into the Southern Delaware Basin in 2016 and through mid-2019, the Company was focused on the development of its Southern Delaware Basin acreage in Pecos County, Texas. As of March 31, 2020, the Company was producing from eighteen wells over our approximate 17,200 gross operated (8,000 company net) acre position in this West Texas area, prospective for the Wolfcamp A, Wolfcamp B and Second Bone Spring formations.

During the fourth quarter of 2019, we closed on the acquisitions of certain producing assets and undeveloped acreage of Will Energy Corporation (“Will Energy”) and White Star Petroleum, LLC and certain of its affiliates (collectively, “White Star”) and established an additional core strategic area, primarily located in the Central Oklahoma and Western Anadarko basins. These acquisitions were transformative as production from these acquisitions represented 74% of our total net production for the first quarter of 2020.

In the fourth quarter of 2019, we also entered into a Joint Development Agreement with Juneau Oil & Gas, LLC (“Juneau”), which provides us the right to acquire an interest in up to six of Juneau’s exploratory prospects located in the Gulf of Mexico. The first such exploratory prospect acquired was the Iron Flea prospect located in the Grand Isle Block 45 Area in the shallow waters off of the Louisiana coastline, which was spud in May 2020 and determined unsuccessful in June 2020.

The following table lists our primary producing areas as of March 31, 2020:

Location	Formation
Gulf of Mexico	Offshore Louisiana - water depths less than 300 feet
Mid-continent Region of Oklahoma	Mississippian, Woodford, Oswego, Cottage Grove, Chester and Red Fork
Southern Delaware Basin, Pecos County, Texas	Wolfcamp A and B
Madison and Grimes counties, Texas	Woodbine / Upper Lewisville
Zavala and Dimmit counties, Texas	Buda / Eagle Ford / Georgetown
San Augustine County, Texas	Haynesville shale, Mid Bossier shale and James Lime formations
Other Texas Gulf Coast	Conventional and smaller unconventional formations
Weston County, Wyoming	Muddy Sandstone
Sublette County, Wyoming	Jonah Field (1)

(1)	Through a 37% equity investment in Exaro Energy III LLC (“Exaro”). Production associated with this equity investment is not included in our reported production results for all periods shown in this report.

Impact of the COVID-19 Pandemic and 2020 Plan Changes

The COVID-19 pandemic has resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and has created significant volatility, uncertainty and turmoil in the oil and gas industry. This has led to a significant global oversupply of oil and a subsequent substantial decrease in oil prices. While global oil producers, including the Organization of Petroleum Exporting Countries (“OPEC”) and other oil producing nations reached an agreement to cut oil production in April 2020, downward pressure on commodity prices has remained and could continue for the foreseeable future, particularly given concerns over available storage capacity for oil. We have certain commodity derivative instruments in place to mitigate the effects of such price declines; however, derivatives will not entirely mitigate lower oil prices. The length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand, which will ultimately depend on various factors and consequences beyond the Company’s control, such as the duration and scope of the pandemic, the length and severity of the worldwide economic downturn, additional actions by businesses and governments in response to both the pandemic and the decrease in oil prices, the speed and effectiveness of responses to combat the virus, and the time necessary to equalize oil supply and demand to restore oil pricing. In response to these developments, we have implemented measures to mitigate the impact of the COVID-19 pandemic on our employees, operations and financial position. These measures include, but are not limited to, the following:

●	implemented work from home initiatives for all but critical staff and put in place social distancing measures;

●	implemented a company wide effort to cut costs throughout our operations;
●	developed a plan to utilize our available storage capacity where possible to temporarily store a portion of our production; and
●	suspended any further plans for onshore drilling in 2020.

Additionally, on April 10, 2020, we entered into a promissory note evidencing an unsecured loan in the amount of $3.4 million (the “PPP Loan”) made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. Under the CARES Act, the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses. We intend to use the PPP Loan amount for qualifying expenses, and will continue to assess whether to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act. See Item 1. Note 12 – “Subsequent Events” for additional information on the terms of the PPP Loan. We also benefited from certain income tax-related provisions of the CARES Act. See Item 1. Note 10 – “Income Taxes” for additional information

We continue to assess the global impacts of the COVID-19 pandemic and expect to continue to modify our plans as more clarity around the full economic impact of COVID-19 becomes available. See Part II, Item 1A. "Risk Factors" for further discussion.

Capital Expenditures

During the three months ended March 31, 2020, we brought one well online in the Southern Delaware Basin, the State Spearhead #1H, which is located in our NE Bullseye project area but suspended further drilling in the area in response to the dramatic decline in oil prices during the quarter. Additionally, due to the recent decline in oil prices, we have suspended any further plans for onshore drilling in 2020. The offshore Iron Flea prospect in the shallow waters off of the Louisiana coast in Grand Isle was spud in late May 2020. On June 12, 2020, the target drilling depth was reached, and the prospect was determined unsuccessful.

For 2020, we will continue to identify opportunities for cost reductions and operating efficiencies in all areas of our operations, while also searching for new resource acquisition opportunities. Acquisition efforts will be focused on areas in which we can leverage our geological and operational experience and expertise to exploit identified drilling opportunities and where we can develop an inventory of additional drilling prospects that we believe will enable us to economically grow production and add reserves.

On June 5, 2020, the Company announced the addition of a new corporate strategy that includes offering a “fee for service” property management service for oil and gas companies with distressed or stranded assets, or companies with a desire to reduce administrative costs. As part of this service offering, the Company entered into a Management Services Agreement with Mid-Con Energy Partners, LP (“Mid-Con”) (Nasdaq: MCEP) to provide operational services as operator of record on Mid-Con’s oil and gas properties in exchange for an annual services fee of $4 million plus reimbursement of certain costs and expenses, an annual deferred fee of $2 million per year, and warrants to purchase a minority equity ownership in Mid-Con (with amount and terms to be disclosed upon execution of the Warrant Agreement). Both companies and their employees have indemnification rights in this fee for service arrangement. As of June 4, 2020, John C. Goff, Chairman of the Board of Directors of the Company, beneficially owns approximately 56% of the common units in Mid-Con, and Travis Goff, the President of Goff Capital, Inc., serves on the board of directors of the general partner of Mid-Con.

Impairment of Long-Lived Assets

Under GAAP, when circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a field by field basis to the unamortized capitalized cost of the asset. If the estimated future undiscounted cash flows based on the Company’s estimate of future reserves, natural gas and oil prices, operating costs and production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair value. In the first quarter of 2020, the COVID-19 pandemic and the resulting deterioration in the global demand for oil, combined with the failure by the OPEC and Russia to reach an agreement on lower production quotas in March 2020, caused a dramatic increase in the supply of oil and a corresponding decrease in commodity prices, and lowered the demand for all commodity products. Consequently, during the three months ended March 31, 2020, we recorded a $143.3 million non-cash charge for proved property impairment of our onshore properties related to the dramatic decline in commodity prices, as discussed above, the “PV-10” (present value, discounted at a 10%

rate) of our proved reserves, and the associated change in our current development plans for our proved, undeveloped locations. No impairment of proved properties was recorded during the three months ended March 31, 2019.

We recorded a $2.6 million non-cash charge for unproved impairment expense during the three months ended March 31, 2020. The impairment primarily related to acquired leases in the Company’s Central Oklahoma and Western Anadarko regions which will be expiring in 2020, and which we have no current plans to develop as a result of the current commodity price environment. During the three months ended March 31, 2019, we recorded non-cash impairment expense of $0.5 million related to impairment of certain unproved properties, primarily due to expiring leases.

Summary Production Information

Our production for the three months ended March 31, 2020 was approximately 85% onshore and 15% offshore, volumetrically, and was comprised of 50% natural gas, 30% oil and 20% natural gas liquids. Our production for the three months ended March 31, 2019 was 35% onshore and 65% offshore, volumetrically, and was comprised of approximately 59% natural gas, 23% oil and 18% natural gas liquids.

The table below sets forth our average net daily production data in Mboe/d for each of our fields for each of the periods indicated:

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Offshore GOM	3.9	3.2	3.3	3.2	2.7
Central Oklahoma (1)	—	—	—	8.1	10.9
Western Anadarko (1)	—	—	—	1.7	2.9
West Texas (2)	1.0	1.0	0.9	1.4	1.2
Other Onshore	1.1	1.2	1.4	1.4	1.2
	6.0	5.4	5.6	15.7	18.9

(1)	Properties acquired in the White Star and Will Energy acquisitions during the three months ended December 31, 2019.

(2)	Increase in production during the three months ended December 31, 2019 was due to new wells coming online.

Other Investments

Jonah Field - Sublette County, Wyoming

Our wholly owned subsidiary, Contaro Company, owns a 37% ownership interest in Exaro. As of March 31, 2020, Exaro had 645 wells on production over its 5,760 gross acres (1,040 net), with a working interest between 14.6% and 32.5%. These wells were producing at a rate of approximately 2.7 Mboe/d, net to Exaro. As a result of our equity investment in Exaro, we recognized a gain of approximately $0.3 million, net of no tax expense, for each of the three months ended March 31, 2020 and 2019, respectively. See Item 1. Note 8 – “Investment in Exaro Energy III LLC” for additional details related to this equity investment.

Results of Operations for the Three Months ended March 31, 2020 and 2019

The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of natural gas, oil and natural gas liquids ("NGLs") from operations for the three months ended March 31, 2020 and 2019. Natural gas is compared with oil, condensate and NGLs in terms of thousands of barrels of oil equivalents. Six thousand cubic feet (“Mcf”) of natural gas is the energy equivalent of one barrel of oil, condensate or NGL. Reported operating expenses include production taxes, such as ad valorem and severance taxes.

	Three Months Ended March 31,
	2020	2019	%

Revenues (thousands):
Oil and condensate sales	$22,782	$6,406	256%
Natural gas sales	8,170	5,642	45%
NGL sales	3,621	1,963	84%
Total revenues	$34,573	$14,011	147%

Production:
Oil and condensate (thousand barrels)
Offshore GOM	9	13	(31)%
Central Oklahoma	289	—	100%
Western Anadarko	77	—	100%
West Texas	89	64	39%
Other Onshore	56	48	17%
Total oil and condensate	520	125	316%
Natural gas (million cubic feet)
Offshore GOM	1,263	1,635	(23)%
Central Oklahoma	2,817	—	100%
Western Anadarko	827	—	100%
West Texas	50	64	(22)%
Other Onshore	244	194	26%
Total natural gas	5,201	1,893	175%
Natural gas liquids (thousand barrels)
Offshore GOM	30	66	(55)%
Central Oklahoma	232	—	100%
Western Anadarko	46	—	100%
West Texas	9	14	(36)%
Other Onshore	16	18	(11)%
Total natural gas liquids	333	98	240%
Total (thousand barrels of oil equivalent)
Offshore GOM	250	352	(29)%
Central Oklahoma	991	—	100%
Western Anadarko	261	—	100%
West Texas	106	89	19%
Other Onshore	112	98	14%
Total production	1,720	539	219%

Daily Production:
Oil and condensate (thousand barrels per day)
Offshore GOM	0.1	0.1	(31)%
Central Oklahoma	3.2	—	100%
Western Anadarko	0.8	—	100%
West Texas	1.0	0.7	39%
Other Onshore	0.6	0.6	17%
Total oil and condensate	5.7	1.4	316%

	Three Months Ended March 31,
	2020	2019	%

Natural gas (million cubic feet per day)
Offshore GOM	13.9	18.2	(23)%
Central Oklahoma	31.0	—	100%
Western Anadarko	9.1	—	100%
West Texas	0.5	0.7	(22)%
Other Onshore	2.7	2.1	26%
Total natural gas	57.2	21.0	175%
Natural gas liquids (thousand barrels per day)
Offshore GOM	0.3	0.7	(55)%
Central Oklahoma	2.5	—	100%
Western Anadarko	0.5	—	100%
West Texas	0.1	0.2	(36)%
Other Onshore	0.3	0.2	(11)%
Total natural gas liquids	3.7	1.1	240%
Total (thousand barrels of oil equivalent per day)
Offshore GOM	2.7	3.9	(29)%
Central Oklahoma	10.9	—	100%
Western Anadarko	2.9	—	100%
West Texas	1.2	1.0	19%
Other Onshore	1.2	1.1	14%
Total production	18.9	6.0	219%

Average Sales Price:
Oil and condensate (per barrel)	$43.77	$51.08	(14)%
Natural gas (per thousand cubic feet)	$1.57	$2.98	(47)%
Natural gas liquids (per barrel)	$10.89	$19.96	(45)%
Total (per barrels of oil equivalent)	$20.10	$25.98	(23)%

Expenses (thousands):
Operating expenses	$21,483	$5,192	314%
Exploration expenses	$398	$224	78%
Depreciation, depletion and amortization	$12,854	$7,556	70%
Impairment and abandonment of oil and gas properties	$145,878	$587	* %
General and administrative expenses	$5,425	$5,005	8%
Gain from investment in affiliates (net of taxes)	$286	$30	853%

Selected data per Boe:
Operating expenses	$12.49	$9.63	30%
General and administrative expenses	$3.15	$9.29	(66)%
Depreciation, depletion and amortization	$7.47	$14.02	(47)%

*Greater than 1,000%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Natural Gas, Oil and NGL Sales and Production

All of our revenues are from the sale of our natural gas, oil, NGL and water production. Our revenues may vary significantly from year to year depending on production volumes and changes in commodity prices, each of which may fluctuate widely. As discussed above, oil prices declined significantly in the first quarter of 2020 as a result of the effects of the COVID-19 pandemic and the ongoing disruptions to the global energy markets. Our production volumes are subject to significant variation as a result of new operations, weather events, transportation and processing constraints and mechanical issues. In addition, our production from individual wells naturally declines over time as we produce our reserves.

We reported revenues of $34.6 million for the three months ended March 31, 2020, compared to revenues of $14.0 million for the three months ended March 31, 2019, an increase, even as prices declined, attributable to the production from the properties acquired from Will Energy and White Star.

Total equivalent production was 18.9 Mboe/d for the three months ended March 31, 2020, compared to 6.0 Mboe/d in the prior year quarter, an increase attributable to the additional production from the Will Energy and White Star acquisitions. Net oil production for the current quarter was approximately 5.7 Mbbl/d, compared with approximately 1.4 Mbbl/d in the prior year quarter. Net natural gas production for the current quarter was approximately 57.2 Mmcf/d, compared with approximately 21.0 Mmcf/d in the prior year quarter, and NGL production for the current quarter was approximately 3.7 Mbbl/d, compared with approximately 1.1 Mbbl/d in the prior year quarter.

Average Sales Prices

The average equivalent sales price realized for the three months ended March 31, 2020 was $20.10 per Boe compared to $25.98 per Boe for the three months ended March 31, 2019. The decline was attributable to the decrease in all  realized  commodity prices in the current year quarter, as a result of the decrease in demand for commodity products due to the COVID-19 pandemic and the failure of OPEC and Russia to reach an agreement on oil production quotas in March 2020. The realized price of oil was $43.77 per Bbl in the current quarter, compared to $51.08 per Bbl in the prior year quarter. The realized price of gas was $1.57 per Mcf in the current quarter compared to $2.98 per Mcf in the prior year quarter, and the realized price of NGLs was $10.89 per Bbl in the current quarter compared to $19.96 per Bbl in the prior year quarter.

Operating Expenses

Operating expenses for the three months ended March 31, 2020 were approximately $21.5 million, or $12.49 per Boe, compared to $5.2 million, or $9.63 per Boe, for the three months ended March 31, 2019. The table below provides additional detail of operating expenses for the three month periods:

	Three Months Ended March 31,
	2020		2019
	(in thousands)	(per Boe)	(in thousands)	(per Boe)
Lease operating expenses	$13,051	$ 7.59	$3,685	$ 6.84
Production & ad valorem taxes	1,746	1.02	386	0.72
Transportation & processing costs	5,552	3.23	695	1.29
Workover costs	1,134	0.65	426	0.78
Total operating expenses	$21,483	12.49	$5,192	$ 9.63

Lease operating expenses increased $9.4 million compared to the prior year quarter, due to the addition of our acquired properties.

Production and ad valorem taxes increased $1.4 million compared to the prior year quarter, primarily related to the Will Energy and White Star property acquisitions.

Transportation and processing costs increased $4.9 million compared to the prior year quarter due to additional transportation expense of $5.1 million, primarily related to the properties acquired in the White Star acquisition.

Workover costs increased $0.7 million for the three months ended March 31, 2020, compared to the prior year quarter, primarily related to workovers on properties acquired from White Star.

Impairment and Abandonment Expenses

During the three months ended March 31, 2020, we recorded a $143.3 million non-cash charge for proved property impairment of our onshore properties as a result of the dramatic decline in commodity prices, the “PV-10” (present value, discounted at a 10% rate) of our proved reserves, and the associated change in our current development plans for proved, undeveloped locations. No impairment of proved properties was recorded during the three months ended March 31, 2019.

During the three months ended March 31, 2020, we recorded a $2.6 million non-cash charge for unproved impairment expense related primarily to acquired leases in our Central Oklahoma and Western Anadarko regions, which will be expiring in 2020, and which we have no current plans to develop as a result of the current commodity price environment. During the three months ended March 31, 2019, we recorded non-cash impairment expense of $0.5 million related to impairment of certain unproved properties, primarily due to expiring leases.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense for the three months ended March 31, 2020, was approximately $12.9 million, or $7.47 per Boe. This compares to approximately $7.6 million, or $14.02 per Boe, for the three months ended March 31, 2019. The higher depletion expense in the current quarter was attributable to $7.8 million of additional expense recognized for our acquired properties, while the lower unit rate reflects the lower purchase price per barrel for our acquired properties ($6.08 per Boe) and a reduction in the Gulf of Mexico rate due to impairment recorded during the fourth quarter of 2019.

General and Administrative Expenses

Total general and administrative expenses for the three months ended March 31, 2020 were approximately $5.4 million, compared to $5.0 million for the three months ended March 31, 2019.

The table below provides additional detail of general and administrative expenses for the comparative three month periods:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Wages, bonuses and employee benefits (1)	$2,568	$850
Non-cash stock-based compensation (2)	350	1,052
Professional fees (3)	1,616	1,107
Professional fees - special (4)	783	751
Other (5)	108	1,245
Total general and administrative expenses	$5,425	$5,005

(1)	Higher expenses for the three months ended March 31, 2020 due to the acquisition of White Star employees during the three months ended December 31, 2019.
(2)	Lower expense for the three months ended March 31, 2020, due to no stock grants awarded during the quarter.
(3)	Primarily includes fees related to recurring legal counsel, technical consultants and accounting and auditing costs.
(4)	Non-recurring fees incurred in conjunction with our pursuit of strategic initiatives, including the integration of the White Star and Will Energy assets acquired during the three months ended December 31, 2019.
(5)	Includes fees related to insurance, office costs and other company expenses. The 2019 expenses included an additional $0.4 million in rent for our Houston office lease which expired on March 31, 2019 and was renewed on April 1, 2019 at a lower monthly rate.

Gain from Affiliates

For the three months ended March 31, 2020 and March 31, 2019, we recorded a gain from affiliates of approximately $0.3 million, net of no tax expense, respectively, related to our equity investment in Exaro.

Capital Resources and Liquidity

Our primary cash requirements are for capital expenditures, working capital, operating expenses, acquisitions and principal and interest payments on debt. Our primary sources of liquidity are cash generated by operations, net of the realized effect of our hedging agreements, and amounts available to be drawn under our Credit Agreement (as defined below).

During the three months ended March 31, 2020, we incurred expenditures of approximately $4.0 million on capital projects, including $2.0 million for our drilling and completion program in the Southern Delaware Basin. We brought one newly-drilled West Texas well on production and commenced the drilling of a salt water disposal well in West Texas. Additionally, we paid a $7.1 million deposit for the turnkey drilling of the offshore Iron Flea prospect, currently included in “Deposits and other” on our consolidated balance sheet at March 31, 2020, which will be reclassed to exploration expense in the second quarter of 2020, due to the well being unsuccessful. The current quarter also included approximately $0.9 million in leasehold acquisition costs, primarily related to our acreage in the Southern Delaware Basin. The remaining incurred expenditures are primarily related to capitalized workovers.

Our capital expenditure program for the year 2020 is forecast at approximately $16.4 million. Due to the low and volatile commodity price environment, the Company has suspended any further plans for onshore drilling and completions in 2020. We currently expect to limit our onshore capital expenditures to the completion of the salt water disposal well and related infrastructure in West Texas ($3.7 million), limited workovers ($3.3 million) which are intended to increase production and cashflow, and required onshore plugging and abandonment activity ($0.7 million). We expect that our only offshore capital expenditures will be the Iron Flea exploratory well, which was spud in late May 2020 and resulted in a dry hole. During the three months ended March 31, 2020, we paid a $7.1 million deposit for the turnkey drilling of the Iron Flea prospect, as explained above.

We believe that our internally generated cash flows, combined with availability under the Credit Agreement (as defined below), will be sufficient to meet the liquidity requirements necessary to fund our daily operations and planned capital development and to meet our debt service requirements for the next twelve months; however, should our results of operations be less than expected, or we experience additional reductions in our borrowing base, we may need to pursue additional sources of liquidity such as monetization of a portion of our hedge portfolio or access the debt and equity markets, as available, to finance any necessary capital development and/or repay excess borrowings under our Credit Agreement, but there can be no assurance such incremental financing will be available to us or not result in dilution of our stockholders or increase our debt service costs. The COVID-19 pandemic and the ongoing disruptions to the global energy markets have negatively impacted, and are expected to continue to negatively impact, cash flows from operating activities.  In order to mitigate these effects, we have implemented certain cost cutting measures, such as suspending our onshore drilling program for the remainder of 2020.

Cash From Operating Activities

Cash flows used in operating activities were approximately $0.2 million for the three months ended March 31, 2020 compared to $0.1 million used in operating activities for the same period in 2019. Included in the 2020 activity is $7.1 million in a deposit related to an escrow account set up for the drilling of the exploratory Iron Flea offshore well, which will be reclassed to expense in the second quarter of 2020 due to the well being unsuccessful. The table below provides additional detail of cash flows from operating activities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash flows from operating activities, exclusive of changes in working capital accounts	$12,300	$4,525
Changes in operating assets and liabilities	(12,548)	(4,664)
Net cash used in operating activities	$(248)	$(139)

Cash From Investing Activities

Net cash flows used in investing activities were $9.5 million for the three months ended March 31, 2020, substantially all of which was related to cash capital costs for leasehold and drilling costs in the Southern Delaware Basin.

Net cash flows used in investing activities were $5.1 million for the three months ended March 31, 2019, substantially all of which was related to cash capital costs for leasehold and drilling costs of wells in the Southern Delaware Basin and non-operated wells in the Georgetown formation.

Cash From Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2020 were approximately $9.8 million, primarily related to net borrowings outstanding under our Credit Agreement (as defined below). Cash flows provided by financing activities for the three months ended March 31, 2019 were approximately $5.3 million, primarily related to net borrowings outstanding under our Credit Agreement.

Credit Agreement

On September 17, 2019, we entered into a new revolving credit agreement with JPMorgan Chase Bank (the “Credit Agreement”), which established a borrowing base of $65 million. The Credit Agreement was amended on November 1, 2019, in conjunction with the closing of the Will Energy and White Star property acquisitions, to add two additional lenders and increase the borrowing base thereunder to $145 million. The borrowing base was $145 million as of March 31, 2020. The borrowing base is subject to semi-annual redeterminations and may also be adjusted by certain events, including the incurrence of any senior unsecured debt, material asset dispositions or liquidation of hedges in excess of certain thresholds. The semi-annual redeterminations will occur on May 1st and November 1st of each year. On June 9, 2020, we entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment redetermined the borrowing base at $95 million pursuant to the regularly scheduled redetermination process, which was in excess of borrowings outstanding. The Second Amendment also provides for, among other things, further $10 million automatic reductions in our borrowing base on each of June 30, 2020 and September 30, 2020. Should borrowings outstanding exceed the reduced borrowing base on the dates of those stepdowns in the borrowing base, we would need to repay any excess within a short period of time through additional sources of liquidity, such as monetization of a portion of our hedge portfolio or the debt or equity capital markets, as available. Although the Company does not expect to have borrowings in excess of the reduced borrowing bases on each of June 30 and September 30, 2020, there can be no assurance that such sources of capital will be available to us. Please read Part II, Item 1A, “Risk Factors.” The Credit Agreement matures on September 17, 2024. As of March 31, 2020, the borrowing availability under the Credit Agreement was $60.4 million..

The Credit Agreement contains customary and typical restrictive covenants. The Credit Agreement requires a Current Ratio of greater than or equal to 1.00 and a Leverage Ratio of less than or equal to 3.50, both as defined in the Credit Agreement. The Second Amendment includes a waiver of the Current Ratio requirement until the quarter ending March 31, 2022. Additionally, the Second Amendment provides, among other things, the increase in the Applicable Margin grid on borrowings outstanding by 50 basis points, the implementation of an accounts payable aging reporting covenant, and the implementation of typical anti-cash hoarding provisions and a cash sweep requirement, in certain circumstances, with respect to a consolidated cash balance in excess of $5.0 million. As of March 31, 2020, we were in compliance with all financial covenants under the Credit Agreement.

Application of Critical Accounting Policies and Management’s Estimates

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Item 1. Note 2 to our Financial Statements – “Summary of Significant Accounting Policies” of this report and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Application of Critical Accounting Policies and Management’s Estimates” in our 2019 Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Item 1. Note 2 to our Financial Statements – “Summary of Significant Accounting Policies.”

Off Balance Sheet Arrangements

We may enter into off balance sheet arrangements that can give rise to off-balance sheet obligations. As of March 31, 2020, our off balance sheet arrangements consist of delay rentals, surface damage payments and rental payments associated with salt water disposal contracts, as discussed in our 2019 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial and Accounting Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company is in the process of integrating Will Energy’s and White Star’s internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Item 1. Note 11 to our Financial Statements – “Commitments and Contingencies.”

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A. of Part 1 of our 2019 Form 10-K.

The COVID-19 pandemic has adversely affected our business, and the ultimate effect on our business, financial position, results of operations, and/or cash flows will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic and the actions by governments, businesses, and individuals in response to the pandemic have caused a rapid and precipitous drop in demand for oil, which in turn has caused oil prices to plummet since the first week of March 2020, negatively affecting our cash flow, liquidity and financial position. These events have worsened an already deteriorated oil market that resulted from the early-March 2020 failure by the group of oil producing nations known as OPEC+ to reach an agreement over proposed oil production cuts. While OPEC+ reached a tentative agreement to cut oil production in April 2020, the announcement of the tentative agreement did not result in increased commodity prices, and those production cuts, if effected, may not offset near-term demand loss attributable to the COVID-19 pandemic and the related economic slowdown. Moreover, the uncertainty about the duration of the COVID-19 pandemic has caused storage constraints in the United States resulting from over-supply of produced oil, which is expected to significantly decrease our realized oil prices in the second quarter of 2020 and potentially beyond. Oil prices are expected to continue to be volatile as a result of these events and the ongoing COVID-19 outbreak, and as changes in oil inventories, oil demand and economic performance are reported. We cannot predict when, or to what extent, oil prices will improve and stabilize.

The COVID-19 pandemic is rapidly evolving, and the ultimate impact of this pandemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, its severity, the actions to contain the disease or mitigate its impact, related restrictions on travel, and the duration, timing and severity of the impact on domestic and global oil demand, the availability of personnel, equipment, and services critical to our ability to operate our properties, and how quickly, and to what extent, normal economic and operating conditions can resume. The COVID-19 pandemic may also precipitate or intensify the risks described in the risk factors disclosed in our 2019 Form 10-K.

The reduction in the borrowing base under our Credit Agreement, and any further reductions as a result of periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations.

Our primary sources of liquidity are borrowings under our Credit Agreement and cash from operations. The borrowing base under our Credit Agreement is subject to semi-annual redeterminations which occur on May 1st and November 1st of each year. During a borrowing base redetermination, the lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under our Credit Agreement. The borrowing base depends on, among other things, projected revenues from, and asset values of, the oil and natural gas properties securing our loan, many of which factors are beyond our control. On June 9, 2020, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment reduced  the borrowing base from $145 million to $95 million pursuant to the regularly scheduled redetermination process and provided for further $10 million automatic borrowing base reductions on each of June 30, 2020 and September 30, 2020. As a result of these reductions, we expect to have limited availability under our Credit Agreement, which will impact our readily available access to financing for our capital expenditures.

Should a determination be made to lower the borrowing base to a level less than our outstanding indebtedness thereunder on the date of such reduction, the excess indebtedness (i.e a “deficiency”) would exist that the Company would be required to repay, depending on certain scenarios, either immediately or over a period of six months. Should such a determination be made that creates a deficiency, we may be required to obtain additional capital from monetizing hedges or accessing the capital markets. There is no assurance, however, that we will be able to do so on acceptable terms, if at all. If we are unable to obtain new capital on acceptable terms, we may be unable to operate our producing properties, recommence or implement our respective drilling and development plan, make acquisitions or otherwise carry out business plans, which would have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company withheld the following shares from employees during the quarter ended March 31, 2020 for the payment of taxes due on shares of restricted stock that vested and were issued under its stock-based compensation plans:

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part of	of Shares that May Yet
Period	Shares Withheld	Per Share	Publicly Announced Program	be Purchased Under Program

January 2020	22,972	$3.63	—	$—
February 2020	—	$—	—	$—
March 2020	26,502	$2.77	—	$—
Total	49,474	$3.17	—	$31.8 million (1)

(1)	In September 2011, the Company’s board of directors approved a $50 million share repurchase program. All shares are to be purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases are subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. The program does not have an expiration date. No shares were purchased for the quarter ended March 31, 2020. As of March 31, 2020, the Company has $31.8 million available under its share repurchase program, however, those repurchases could be limited under restrictions in the Company’s Credit Agreement.

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

10.1

Second Amendment to Credit Agreement, dated June 9, 2020, by and among Contango Oil  & Gas Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders Signatory hereto (filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated June 15, 2020, as filed with the Securities and Exchange Commission on June 15, 2020 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934. †
31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101	Interactive Data Files †

†	Filed herewith.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: June 22, 2020	By:	/s/ WILKIE S. COLYER
Wilkie S. Colyer
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 22, 2020	By:	/s/ E. JOSEPH GRADY
E. Joseph Grady
Senior Vice President and Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)