Form 10-Q
period 2020-06-30
CONTANGO OIL & GAS CO
filed 2020-08-19
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of August 14, 2020 was 133,038,930.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2020

Unless the context requires otherwise or unless otherwise noted, all references in this Quarterly Report on Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and its subsidiaries.

Item 1. Consolidated Financial Statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

	June 30,	December 31,
	2020	2019

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$404	$1,624
Accounts receivable, net	25,672	39,567
Prepaid expenses	1,363	1,191
Current derivative asset	16,826	3,819
Inventory	1,710	186
Total current assets	45,975	46,387
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, successful efforts method of accounting:
Proved properties	1,315,040	1,306,916
Unproved properties	20,901	27,619
Other property and equipment	1,668	1,655
Accumulated depreciation, depletion and amortization	(1,206,957)	(1,045,070)
Total property, plant and equipment, net	130,652	291,120
OTHER NON-CURRENT ASSETS:
Investments in affiliates	6,879	6,766
Long-term derivative asset	4,395	357
Right-of-use lease assets	5,691	5,885
Debt issuance costs	1,939	3,311
Total other non-current assets	18,904	16,319
TOTAL ASSETS	$195,531	$353,826

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$77,143	$104,593
Current derivative liability	908	3,951
Current asset retirement obligations	2,291	2,003
Total current liabilities	80,342	110,547
NON-CURRENT LIABILITIES:
Long-term debt	82,537	72,768
Long-term derivative liability	917	2,020
Asset retirement obligations	45,581	49,662
Lease liabilities	2,156	2,789
Deferred tax liability	376	—
Total non-current liabilities	131,567	127,239
TOTAL LIABILITIES	211,909	237,786
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY (DEFICIT):
Series C contingent convertible preferred stock, $0.04 par value, no shares authorized, issued and outstanding at June 30, 2020 and 2,700,000 shares authorized, issued and outstanding at December 31, 2019	—	108
Common stock, $0.04 par value, 400 million shares authorized, 132,067,369 shares issued and 131,996,757 shares outstanding at June 30, 2020, 128,985,146 shares issued and 128,977,816 shares outstanding at December 31, 2019	5,271	5,148
Additional paid-in capital	472,814	471,778
Treasury shares at cost (70,612 shares at June 30, 2020 and 7,330 shares at December 31, 2019)	(198)	(18)
Accumulated deficit	(494,265)	(360,976)
Total shareholders’ equity (deficit)	(16,378)	116,040
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$195,531	$353,826

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
REVENUES:
Oil and condensate sales	$7,930	$7,439	$30,712	$13,845
Natural gas sales	6,618	3,857	14,789	9,499
Natural gas liquids sales	3,294	1,466	6,915	3,429
Total revenues	17,842	12,762	52,416	26,773
EXPENSES:
Operating expenses	17,139	5,694	38,621	10,886
Exploration expenses	11,173	249	11,571	473
Depreciation, depletion and amortization	5,092	7,573	17,946	15,129
Impairment and abandonment of oil and gas properties	—	1,247	145,878	1,834
General and administrative expenses	5,713	4,456	11,138	9,461
Total expenses	39,117	19,219	225,154	37,783
OTHER INCOME (EXPENSE):
Gain (loss) from investment in affiliates, net of income taxes	(173)	427	113	457
Gain from sale of assets	4,406	421	4,433	409
Interest expense	(2,151)	(1,079)	(3,365)	(2,171)
Gain (loss) on derivatives, net	(8,804)	2,065	37,895	(813)
Other income	332	89	1,136	3
Total other income (expense)	(6,390)	1,923	40,212	(2,115)
NET LOSS BEFORE INCOME TAXES	(27,665)	(4,534)	(132,526)	(13,125)
Income tax provision	(369)	(427)	(763)	(454)
NET LOSS	$(28,034)	$(4,961)	$(133,289)	$(13,579)
NET LOSS PER SHARE:
Basic	$(0.21)	$(0.15)	$(1.01)	$(0.40)
Diluted	$(0.21)	$(0.15)	$(1.01)	$(0.40)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	131,449	33,909	131,394	33,840
Diluted	131,449	33,909	131,394	33,840

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2020	2019

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(133,289)	$(13,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	17,946	15,129
Impairment of oil and natural gas properties	145,878	1,079
Exploration expenditures - dry hole costs	10,878	—
Amortization of debt issuance costs	1,372	—
Deferred income taxes	—	424
Gain on sale of assets	(4,433)	(409)
Gain from investment in affiliates	(113)	(457)
Stock-based compensation	616	1,637
Unrealized loss (gain) on derivative instruments	(21,192)	2,078
Changes in operating assets and liabilities:
Decrease in accounts receivable & other receivables	13,614	1,530
Decrease (increase) in prepaids	(172)	298
Increase in inventory	(1,560)	—
Increase (decrease) in accounts payable & advances from joint owners	(17,132)	8,592
Decrease in other accrued liabilities	(4,636)	(350)
Decrease (increase) in income taxes receivable, net	281	(424)
Increase (decrease) in income taxes payable, net	119	(258)
Increase (decrease) in deposits and other	36	(392)
Net cash provided by operating activities	$8,213	$14,898
CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas exploration and development expenditures	$(19,719)	$(14,604)
Additions to furniture & equipment	(77)	(17)
Sale of oil & gas properties	339	—
Net cash used in investing activities	$(19,457)	$(14,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$55,000	$73,548
Repayments under credit facility	(48,600)	(73,548)
PPP loan	3,369	—
Net proceeds (costs) from equity offering	435	(41)
Purchase of treasury stock	(180)	(236)
Net cash provided by (used in) financing activities	$10,024	$(277)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(1,220)	$—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,624	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$404	$—

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the six months ended June 30, 2020

(in thousands, except number of shares)

	Series C				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)

			(unaudited)
Balance at December 31, 2019	2,700,000	$108	128,977,816	$5,148	$471,778	$(18)	$(360,976)	$116,040
Equity offering costs	—	—	—	—	(47)	—	—	(47)
Treasury shares at cost	—	—	(49,474)	—	—	(157)	—	(157)
Restricted shares activity	—	—	77,485	3	(3)	—	—	—
Stock-based compensation	—	—	—	—	350	—	—	350
Net loss	—	—	—	—	—	—	(105,255)	(105,255)
Balance at March 31, 2020	2,700,000	$108	129,005,827	$5,151	$472,078	$(175)	$(466,231)	$10,931
Equity offering - common stock	—	—	155,029	6	477	—	—	483
Conversion of preferred stock to common stock	(2,700,000)	(108)	2,700,000	108	—	—	—	—
Treasury shares at cost	—	—	(13,808)	—	—	(23)	—	(23)
Restricted shares activity	—	—	149,709	6	(6)	—	—	—
Stock-based compensation	—	—	—	—	265	—	—	265
Net loss	—	—	—	—	—	—	(28,034)	(28,034)
Balance at June 30, 2020	—	$—	131,996,757	$5,271	$472,814	$(198)	$(494,265)	$(16,378)

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2019

(in thousands, except number of shares)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)

	(unaudited)
Balance at December 31, 2018	34,158,492	$1,573	$339,981	$(129,030)	$(72,135)	$140,389
Equity offering costs	—	—	(86)	—	—	(86)
Treasury shares at cost	(49,415)	—	—	(186)	—	(186)
Restricted shares activity	307,650	12	(12)	—	—	—
Stock-based compensation	—	—	1,052	—	—	1,052
Net loss	—	—	—	—	(8,618)	(8,618)
Balance at March 31, 2019	34,416,727	$1,585	$340,935	$(129,216)	$(80,753)	$132,551
Equity offering proceeds	—	—	45	—	—	45
Treasury shares at cost	(16,133)	—	—	(50)	—	(50)
Restricted shares activity	42,249	2	(2)	—	—	—
Stock-based compensation	—	—	585	—	—	585
Net loss	—	—	—	—	(4,961)	(4,961)
Balance at June 30, 2019	34,442,843	$1,587	$341,563	$(129,266)	$(85,714)	$128,170

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Contango Oil & Gas Company (collectively with its subsidiaries, “Contango” or the “Company”) is a Houston, Texas based independent oil and natural gas company, with regional offices in Oklahoma City and Stillwater, Oklahoma. The Company’s business is to maximize production and cash flow from its offshore properties in the shallow waters of the Gulf of Mexico (“GOM”) and onshore Texas, Oklahoma, Louisiana and Wyoming properties and use that cash flow to explore, develop and acquire oil and natural gas properties across the United States.

The following table lists the Company’s primary producing areas as of June 30, 2020:

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

From the Company’s initial entry into the Southern Delaware Basin in 2016 and through mid-2019, the Company was focused on the development of its Southern Delaware Basin acreage in Pecos County, Texas. In January 2020, the Company brought one West Texas well online but suspended further drilling in the area in response to the dramatic decline in oil prices during the quarter. As of June 30, 2020, the Company was producing from eighteen wells over its approximate 16,200 gross operated (7,500 company net) acre position in West Texas, prospective for the Wolfcamp A, Wolfcamp B and Second Bone Spring formations.

During the fourth quarter of 2019, the Company closed on the acquisitions of certain producing assets and undeveloped acreage of Will Energy Corporation (“Will Energy”) and White Star Petroleum, LLC and certain of its affiliates (collectively, “White Star”), and established an additional core strategic area, located primarily in the Central Oklahoma and Western Anadarko basins. These acquisitions were transformative, as production from these acquisitions represented approximately 70% of the Company’s total net production for the three and six months ended June 30, 2020.

Impact of the COVID-19 Pandemic

A novel strain of the coronavirus (“COVID-19”) surfaced in late 2019 and has spread, and continues to spread, around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic has significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the COVID-19 pandemic has resulted in travel restrictions, business closures and other restrictions that have disrupted the demand for oil throughout the world and, when combined with the oil supply increase attributable to the battle for market share among the Organization of Petroleum Exporting Countries (“OPEC”), Russia and other oil producing nations, resulted in oil prices declining significantly beginning in late February 2020. While there has been a modest recovery in oil prices, the length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand, which has negatively impacted the Company’s results of operations and planned 2020 capital activities. Due to the extreme volatility in oil prices, the Company has suspended any further plans for onshore drilling in 2020.

Management Services Agreement

On June 5, 2020, the Company announced the addition of a new corporate strategy that includes offering a property management service (or a “fee for service”) for oil and gas companies with distressed or stranded assets, or companies with a desire to reduce administrative costs. As part of this service offering, the Company entered into a Management Services Agreement with Mid-Con Energy Partners, LP (“Mid-Con”) (Nasdaq: MCEP), effective July 1, 2020, to provide operational services as operator of record on Mid-Con’s oil and gas properties in exchange for an annual services fee of $4 million, paid ratably over the twelve month period, plus reimbursement of certain costs and expenses, a deferred fee of $166,666 per month for each month that the agreement is in effect (not to exceed $2 million), to be paid in a lump sum upon termination of the agreement, and warrants to purchase a minority equity ownership in Mid-Con (with amount and terms of the warrants to be disclosed upon execution of the Warrant Agreement). Both the Company and Mid-Con and their employees have indemnification rights in this fee for service arrangement. As of June 4, 2020, John C. Goff, Chairman of the Board of Directors of the Company, beneficially owned approximately 56% of the common units in Mid-Con, and Travis Goff, John C. Goff’s son and the President of Goff Capital, Inc., serves on the board of directors of the general partner of Mid-Con.

Authorized Shares of Common Stock and Conversion of Series C Contingent Convertible Preferred Stock

On June 10, 2020, the Company filed an amendment (the “Charter Amendment”) to its Amended and Restated Certificate of Formation with the Secretary of State of the State of Texas to increase the number of authorized shares of common stock, par value of $0.04 per share (the “common stock”), of the Company from 200,000,000 shares to 400,000,000 shares. The Charter Amendment and the conversion of 2,700,000 shares of the Company’s Series C contingent convertible preferred stock, par value $0.04 per share (the “Series C contingent convertible preferred stock”), into 2,700,000 shares of the Company’s common stock were approved by the stockholders of the Company on June 8, 2020, at the Company’s 2020 Annual Meeting of Stockholders. The shares of Series C contingent convertible preferred stock were issued in a private placement completed concurrently with a private placement of common stock in December of 2019. Purchasers of the Series C contingent convertible preferred stock included John Goff, Wilkie Colyer and Farley Dakan, the Company’s current president.

Open Market Sale Agreement

On June 24, 2020, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) among the Company and Jefferies LLC (the “Sales Agent”). Pursuant to the terms of the Sale Agreement, the Company may sell from time to time through the Sales Agent, shares of the Company’s common stock, having an aggregate public offering price of up to $100,000,000 (the “Shares”). The Company intends to use the net proceeds from the offering, after deducting the Sales Agent’s commission and the Company’s offering expenses, to repay borrowings under its Credit Agreement (as defined below) and for general corporate purposes, including, but not limited to, acquisitions and exploratory drilling. Under the Sale Agreement, the Company sold 155,029 Shares during the three months ended June 30, 2020 for net proceeds of $0.5 million.

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

The consolidated financial statements should be read in conjunction with the 2019 Form 10-K. These unaudited interim consolidated results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries after elimination of all material intercompany balances and transactions. All wholly owned subsidiaries are consolidated. The Company’s investment in Exaro, through its wholly owned subsidiary, Contaro Company, is accounted for using the equity method of accounting, and therefore, the Company does not include its share of individual operating results, production or reserves in those reported for the Company’s consolidated results of operations.

Oil and Gas Properties - Successful Efforts

The Company’s application of the successful efforts method of accounting for its oil and natural gas exploration and production activities requires judgment as to whether particular wells are developmental or exploratory, since exploratory costs and the costs related to exploratory wells that are determined to not have proved reserves must be expensed, whereas developmental costs are capitalized. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and natural gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. On occasion, wells are drilled which have targeted geologic structures that are both developmental and exploratory in nature, and in such instances an allocation of costs is required to properly account for the results. Delineation seismic costs incurred to select development locations within a productive oil or natural gas field are typically treated as development costs and capitalized, but often these seismic programs extend beyond the proved reserve areas, and therefore, management must estimate the portion of seismic costs to expense as exploratory. During the quarter ended June 30, 2020, the Company drilled an unsuccessful exploratory well in the Gulf of Mexico, resulting in a charge of $10.9 million for drilling and prospect costs included in “Exploration expenses” in the Company’s consolidated statements of operations. The evaluation of oil and natural gas leasehold acquisition costs included in unproved properties requires management’s judgment of exploratory costs related to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

Impairment of Long-Lived Assets

Pursuant to GAAP, when circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a region basis to the unamortized capitalized cost of the asset. If the estimated future undiscounted cash flows based on the Company’s estimate of future reserves, oil and natural gas prices, operating costs and production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair value. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Additionally, the Company may use appropriate market data to determine fair value.

In the first quarter of 2020, the COVID-19 pandemic and the resulting deterioration in the global demand for oil, combined with the failure by OPEC and Russia to reach an agreement on lower production quotas until April 2020, caused a dramatic increase in the supply of oil, a corresponding decrease in commodity prices, and reduced the demand for all commodity products. Consequently, during the three months ended March 31, 2020, the Company recorded a $143.3 million non-cash charge for proved property impairment of its onshore properties related to the dramatic decline in commodity prices, as discussed above, the “PV-10” (present value, discounted at a 10% rate) of its proved reserves, and the associated change in its current development plans for its proved, undeveloped locations. The Company conducted an impairment test for the three months ended June 30, 2020, but no additional impairment was recorded. During the six months ended June 30, 2019, the company recognized $0.2 million in non-cash proved property impairment related to leases in Wyoming and an onshore non-operated property in an area previously impaired due to revised reserve estimates made during the quarter ended December 31, 2018.

Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value of those properties, with any such impairment charged to expense in the period. The Company recorded a $2.6 million non-cash charge for unproved impairment expense during the six months ended June 30, 2020, all of which was recorded during the first quarter of 2020. The impairment primarily related to acquired leases in the Company’s Central Oklahoma and Western Anadarko regions which will be expiring in 2020, and which the Company has no current plans to develop as a result of the current commodity price environment. The Company recognized non-cash impairment expense of approximately $0.4 million and approximately $0.9 million for three and six months ended June 30, 2019, respectively, related to impairment of certain unproved properties primarily due to expiring leases.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities, including unexercised stock options, performance stock units and unvested restricted stock, have not been considered when their effect would be antidilutive. The Company excluded 506,325 shares or units, and 414,383 shares or units of potentially dilutive securities during the three and six months ended June 30, 2020, respectively, as they were antidilutive. For the three and six months ended June 30, 2019, the company excluded 648,170 shares or units and 561,164 shares or units, respectively, of potentially dilutive securities, as they were antidilutive.

Subsidiary Guarantees

Contango Oil & Gas Company, as the parent company of certain subsidiaries (the “Parent Company”), has filed a registration statement on Form S-3 with the SEC to register, among other securities, debt securities that the Parent Company may issue from time to time. Any such debt securities would likely be guaranteed on a joint and several and full and unconditional basis by each of the Parent Company’s current subsidiaries and any future subsidiaries specified in any future prospectus supplement (each a “Subsidiary Guarantor”). Each of the current Subsidiary Guarantors is wholly owned by the Parent Company, either directly or indirectly. The Parent Company has no assets or operations independent of the Subsidiary Guarantors, and there are no significant restrictions upon the ability of the Subsidiary Guarantors to distribute funds to the Parent Company. The Parent Company’s wholly owned subsidiaries do not have restricted assets that exceed 25% of net assets as of the most recent fiscal year end that may not be transferred to the Parent Company in the form of loans, advances or cash dividends by such subsidiary without the consent of a third party.

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

Leases

The Company recognizes a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term on the Company’s consolidated balance sheet. The Company does not include leases with an initial term of twelve months or less on the balance sheet. The Company recognizes payments on these leases within “Operating expenses” on its consolidated statement of operations. The Company has modified procedures to its existing internal controls to review any new contracts which contain a physical asset on a quarterly basis and determine if an arrangement is, or contains, a lease at inception. The Company will continue to review all new or modified contracts on a quarterly basis for proper treatment. See Note 7 – “Leases” for additional information.

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

3. Dispositions

On June 1, 2020, the Company closed on the sale of certain producing and non-producing properties located in its Central Oklahoma and Western Anadarko regions. These properties were acquired in the Will Energy acquisition and were sold in exchange for the buyer’s assumption of the plugging and abandonment liabilities of these properties and revenue held in suspense. The Company recorded a gain of $4.2 million as a result of the buyer’s assumption of the asset retirement obligations associated with the sold properties.

On April 1, 2020, the Company closed on the sale of certain non-producing properties located in its Central Oklahoma region. These properties were acquired in the White Star acquisition and were sold for approximately $0.5 million. The Company recorded a gain of $0.2 million as a result of the buyer’s assumption of the asset retirement obligations associated with the sold properties.

On June 10, 2019, the Company sold certain minor, non-core operated assets located in Lavaca and Wharton counties, Texas in exchange for the buyer’s assumption of the plugging and abandonment liabilities of the properties. The Company recorded a gain of $0.4 million as a result of the buyer’s assumption of the asset retirement obligations associated with the sold properties.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2020. A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There have been no transfers between Level 1, Level 2 or Level 3.

Fair value information for financial assets and liabilities was as follows as of June 30, 2020 (in thousands):

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts - assets	$21,221	$—	$21,221	$—
Commodity price contracts - liabilities	$(1,825)	$—	$(1,825)	$—

Derivatives listed above are recorded in “Current derivative asset or liability” and “Long-term derivative asset or liability” on the Company’s consolidated balance sheet and include swaps and costless collars that are carried at fair value. The Company records the net change in the fair value of these positions in “Gain (loss) on derivatives, net” in its consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted market prices and implied volatility factors related to changes in the forward curves. See Note 5 – “Derivative Instruments” for additional discussion of derivatives.

As of June 30, 2020, the Company’s derivative contracts were all with major institutions with investment grade credit ratings which are believed to have minimal credit risk, which primarily are lenders within the Company’s bank group. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

Estimates of the fair value of financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company’s Credit Agreement approximates carrying value because the facility interest rate approximates current market rates and is reset at least every quarter. See Note 10 – “Long-Term Debt” for further information.

Impairments

The Company tests proved oil and natural gas properties for impairment when events and circumstances indicate a decline in the recoverability of the carrying value of such properties, such as a downward revision of the reserve estimates or lower commodity prices. The Company estimates the undiscounted future cash flows expected in connection with the oil and gas properties on a region basis and compares such future cash flows to the unamortized capitalized costs of the properties. If the estimated future undiscounted cash flows are lower than the unamortized capitalized cost, the capitalized cost is reduced to its fair value. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and gas properties. Additionally, the Company may use appropriate market data to determine fair value. Because these significant fair value inputs are typically not observable, impairments of long-lived assets are classified as a Level 3 fair value measure.

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

5. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations, such as commodity price risk. Derivative contracts are typically utilized to hedge the Company’s exposure to price fluctuations and reduce the variability in the Company’s cash flows associated with anticipated sales of future oil and natural gas production. The Company typically hedges a substantial, but varying, portion of anticipated oil and natural gas production for future periods. The Company believes that these derivative arrangements, although not free of risk, allow it to achieve a more predictable cash flow and to reduce exposure to commodity price fluctuations. However, derivative arrangements limit the benefit of increases in the prices of oil, natural gas and natural gas liquids sales. Moreover, because its derivative arrangements apply only to a portion of its production, the Company’s strategy provides only partial protection against declines in commodity prices. Such arrangements may expose the Company to risk of financial loss in certain circumstances. The Company continuously reevaluates its hedging programs in light of changes in production, market conditions and commodity price forecasts.

As of June 30, 2020, the Company’s oil and natural gas derivative positions consisted of swaps and costless collars. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for oil and natural gas. A costless collar consists of a purchased put option and a sold call option, which establishes a minimum and maximum price, respectively, that the Company will receive for the volumes under the contract.

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competent and competitive market makers. The Company does not post collateral, nor is it exposed to potential margin calls, under any of these contracts, as they are secured under the Credit Agreement (as defined below) or under unsecured lines of credit with non-bank counterparties. See Note 10 – “Long-Term Debt” for further information regarding the Credit Agreement.

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

As of June 30, 2020, the following financial derivative instruments were in place (fair value in thousands):

Commodity	Period	Derivative	Volume/Month	Price/Unit	Fair Value
Oil	July 2020 - Oct 2020	Collar	3,442	Bbls	$52.00	-	65.70	(1)	$176

Oil	July 2020 - Dec 2020	Swap	15,000	Bbls	$57.74	(1)	$1,635

Oil	July 2020	Swap	5,500	Bbls	$54.33	(1)	$83
Oil	Aug 2020 - Oct 2020	Swap	2,500	Bbls	$54.33	(1)	$111
Oil	Nov 2020 - Dec 2020	Swap	3,500	Bbls	$54.33	(1)	$102

Oil	July 2020	Swap	37,500	Bbls	$54.70	(1)	$576
Oil	Aug 2020 - Dec 2020	Swap	35,000	Bbls	$54.70	(1)	$2,637

Oil	July 2020	Swap	37,500	Bbls	$54.58	(1)	$573
Oil	Aug 2020 - Dec 2020	Swap	35,000	Bbls	$54.58	(1)	$2,617

Oil	Jan 2021 - March 2021	Swap	19,000	Bbls	$50.00	(1)	$568
Oil	April 2021 - July 2021	Swap	12,000	Bbls	$50.00	(1)	$462
Oil	Aug 2021 - Sept 2021	Swap	10,000	Bbls	$50.00	(1)	$187

Oil	Jan 2021 - July 2021	Swap	62,000	Bbls	$52.00	(1)	$5,106
Oil	Aug 2021 - Sept 2021	Swap	55,000	Bbls	$52.00	(1)	$1,248
Oil	Oct 2021 - Dec 2021	Swap	64,000	Bbls	$52.00	(1)	$2,136

Natural Gas	Aug 2020 - Oct 2020	Swap	40,000	Mmbtus	$2.532	(2)	$87

Natural Gas	Nov 2020 - Dec 2020	Swap	375,000	Mmbtus	$2.696	(2)	$136

Natural Gas	July 2020	Swap	400,000	Mmbtus	$2.53	(2)	$828
Natural Gas	Aug 2020 - Dec 2020	Swap	350,000	Mmbtus	$2.53	(2)	$768

Natural Gas	July 2020	Swap	400,000	Mmbtus	$2.532	(2)	$415
Natural Gas	Aug 2020 - Dec 2020	Swap	350,000	Mmbtus	$2.532	(2)	$770

Natural Gas	Jan 2021 - March 2021	Swap	185,000	Mmbtus	$2.505	(2)	$(176)
Natural Gas	April 2021 - July 2021	Swap	120,000	Mmbtus	$2.505	(2)	$11
Natural Gas	Aug 2021 - Sept 2021	Swap	10,000	Mmbtus	$2.505	(2)	$(1)

Natural Gas	Jan 2021 - March 2021	Swap	185,000	Mmbtus	$2.508	(2)	$(174)
Natural Gas	April 2021 - July 2021	Swap	120,000	Mmbtus	$2.508	(2)	$13
Natural Gas	Aug 2021 - Sept 2021	Swap	10,000	Mmbtus	$2.508	(2)	$(1)

Natural Gas	Jan 2021 - March 2021	Swap	650,000	Mmbtus	$2.508	(1)	$(612)
Natural Gas	April 2021 - Oct 2021	Swap	400,000	Mmbtus	$2.508	(1)	$4
Natural Gas	Nov 2021 - Dec 2021	Swap	580,000	Mmbtus	$2.508	(2)	$(178)

Natural Gas	April 2021 - Nov 2021	Swap	70,000	Mmbtus	$2.36	(2)	$(92)
Natural Gas	Dec 2021	Swap	350,000	Mmbtus	$2.36	(2)	$(130)

Natural Gas	Jan 2022 - March 2022	Swap	780,000	Mmbtus	$2.542	(2)	$(489)

Total net fair value of derivative instruments	$19,396

(1)    Based on West Texas Intermediate oil prices.

(2)    Based on Henry Hub NYMEX natural gas prices.

In addition to the above financial derivative instruments, the Company also had a costless swap agreement with a Midland WTI – Cushing oil differential swap price of $0.05 per barrel of oil. The agreement fixes the Company’s exposure to that differential on 10,000 barrels per month for July 2020 through December 2020. The fair value of this costless swap agreement was zero as of June 30, 2020.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of June 30, 2020 (in thousands):

	Gross	Netting (1)	Total
Assets	$21,221	$—	$21,221
Liabilities	$(1,825)	$—	$(1,825)

(1) Represents counterparty netting under agreements governing such derivatives.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of December 31, 2019 (in thousands):

	Gross	Netting (1)	Total
Assets	$4,176	$—	$4,176
Liabilities	$(5,971)	$—	$(5,971)

(1) Represents counterparty netting under agreements governing such derivatives.

The following table summarizes the effect of derivative contracts on the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Oil contracts	$8,461	$286	$11,258	$941
Natural gas contracts	2,933	211	5,445	324
Realized gain	$11,394	$497	$16,703	$1,265

Oil contracts	$(16,557)	$365	$24,170	$(3,077)
Natural gas contracts	(3,641)	1,203	(2,978)	999
Unrealized gain (loss)	$(20,198)	$1,568	$21,192	$(2,078)
Gain (loss) on derivatives, net	$(8,804)	$2,065	$37,895	$(813)

6. Stock-Based Compensation

Amended and Restated 2009 Incentive Compensation Plan

On June 8, 2020, the stockholders of the Company approved the third amendment to the Amended and Restated 2009 Incentive Compensation Plan (as amended, the “Plan”) in the form of an amendment and restatement of the Plan that, among other things, increases the number of shares of the Company’s common stock authorized for issuance pursuant to the Plan by 9,000,000 shares and increases the maximum aggregate number of shares of common stock that may be granted to any individual during any calendar year from 250,000 to 1,000,000. The Plan allows for stock options, restricted stock or performance stock units to be awarded to officers, directors and employees as a performance-based award.

Restricted Stock

During the six months ended June 30, 2020, the Company granted 152,248 shares of restricted common stock, which vest over one year, to directors pursuant to the Company’s Director Compensation Plan. The weighted average fair value of the restricted shares granted during the six months ended June 30, 2020, was $2.42 per share, with a total fair value of approximately $0.4 million and no adjustment for an estimated weighted average forfeiture rate. There were 2,539 forfeitures of restricted stock during the six months ended June 30, 2020. The aggregate intrinsic value of restricted shares forfeited during the six months ended June 30, 2020 was approximately $10 thousand. In July 2020, the Company granted 1,037,969 shares of restricted common stock, which vest ratably over three years, to employees as part of their overall compensation package. The weighted average fair value of the restricted shares granted in July 2020, was $2.24 per share, with a total fair value of approximately $2.3 million and no adjustment for an estimated weighted average forfeiture rate. The Company recognized approximately $0.4 million in restricted stock compensation expense during the six months ended June 30, 2020 related to restricted stock previously granted to its officers, employees and directors. As of June 30, 2020, an additional $0.8 million of compensation expense related to restricted stock remained to be recognized over the remaining weighted-average vesting period of 1.3 years. Approximately 10.1 million shares remained available for grant under the Amended and Restated 2009 Incentive Compensation Plan as of June 30, 2020, assuming PSUs (as defined below) are settled at 100% of target.

During the six months ended June 30, 2019, the Company granted 307,650 shares of restricted common stock, which vest ratably over three years, to employees and executive officers as part of their overall compensation package. Additionally, during the six months ended June 30, 2019, the Company granted 80,410 shares of restricted common stock, which vest over one year, to directors pursuant to the Company’s Director Compensation Plan. The weighted average fair value of the restricted shares granted during the six months ended June 30, 2019, was $2.91 per share, with a total fair value of approximately $1.1 million and no adjustment for an estimated weighted average forfeiture rate. During the six months ended June 30, 2019, 38,161 restricted shares were forfeited by former employees. The aggregate intrinsic value of restricted shares forfeited during the six months ended June 30, 2019 was approximately $0.2 million. The Company recognized approximately $1.4 million in restricted stock compensation expense during the six months ended June 30, 2019 related to restricted stock granted to its officers, employees and directors.

Performance Stock Units

Performance stock units (“PSUs”) represent the opportunity to receive shares of the Company’s common stock at the time of settlement. The number of shares to be awarded upon settlement of these PSUs may range from 0% to 300% of the targeted number of PSUs stated in the agreement, contingent upon the achievement of certain share price appreciation targets as compared to a peer group index over a three year performance period. The PSUs vest at the end of the three year performance period, with the final number of shares to be granted determined at that time, based on the Company’s share performance during the period compared to the average performance of the peer group.

Compensation expense associated with PSUs is based on the grant date fair value of a single PSU as determined using the Monte Carlo simulation model which utilizes a stochastic process to create a range of potential future outcomes given a variety of inputs. As it is contemplated that the PSUs will be settled with shares of the Company’s common stock after three years, the PSU awards are accounted for as equity awards, and the fair value is calculated on the grant date. The simulation model calculates the payout percentage based on the stock price performance over the performance period. The concluded fair value is based on the average achievement percentage over all the iterations. The resulting fair value expense is amortized over the life of the PSU award.

There were no grants or forfeitures of PSUs during the six months ended June 30, 2020. In July 2020, Company granted 2,608,640 PSUs to its executive officers and certain employees as part of their overall compensation package. The performance period will be measured between January 1, 2020 and December 31, 2022. These granted PSUs were valued at a weighted average fair value of $4.90 per unit. In January 2020, 77,485 shares of the PSUs granted in 2017 vested, of which 22,972 PSUs were withheld for taxes, and are included with the restricted stock activity in the consolidated statement of shareholders’ equity. No PSUs were forfeited during the six months ended June 30, 2020. The Company recognized approximately $0.2 million in stock compensation expense related to PSUs during the six months ended June 30, 2020. As of June 30, 2020, an additional $0.5 million of compensation expense related to PSUs remained to be recognized over the remaining weighted-average vesting period of 1.4 years.

During the six months ended June 30, 2019, the Company granted 117,105 PSUs to executive officers and certain employees as part of their overall compensation package, which will be measured between January 1, 2019 and December 31, 2021, and were valued at a weighted average fair value of $6.42 per unit. All fair value prices were determined using the Monte Carlo simulation model. During the six months ended June 30, 2019, 49,773 PSUs were forfeited due to the resignations of the Company’s former Senior Vice President of Exploration and Senior Vice President of Operations and Engineering in February 2019. The Company recognized approximately $0.3 million in stock compensation expense related to PSUs during the six months ended June 30, 2019.

Stock Options

Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the six months ended June 30, 2020 and 2019, there was no excess tax benefit recognized.

Compensation expense related to stock option grants are recognized over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. No stock options were granted during the six months ended June 30, 2020 or 2019.

During the six months ended June 30, 2020, no stock options were exercised and stock options for 411 shares were forfeited by former employees. During the six months ended June 30, 2019, no stock options were exercised and stock options for 12,052 shares were forfeited by former employees.

7. Leases

During the six months ended June 30, 2020, the Company entered into new compressor contracts with lease terms of twelve months or more, which qualify as operating leases. The Company also entered into new contracts for vehicles and office equipment with lease terms of twelve months or more, which qualify as finance leases. As of June 30, 2020, the Company’s operating leases were for compressors and office space at its two corporate offices and three field offices, while the Company’s finance leases were for vehicles and office equipment.

The Company also has compressor contracts which are on a month-to-month basis, and while it is probable the contracts will be renewed on a monthly basis, the compressors can be easily substituted or cancelled by either party, with minimal penalties. Leases with these terms are not included on the Company’s balance sheet and are recognized on the statement of operations on a straight-line basis over the lease term.

The following table summarizes the balance sheet information related to the Company’s leases as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Operating lease right of use asset (1)	$3,993	$4,316

Operating lease liability - current (2)	$(2,897)	$(2,597)
Operating lease liability - long-term (3)	(1,045)	(1,738)
Total operating lease liability	$(3,942)	$(4,335)

Financing lease right of use asset (1)	$1,698	$1,569

Financing lease liability - current (2)	$(605)	$(524)
Financing lease liability - long-term (3)	(1,111)	(1,051)
Total financing lease liability	$(1,716)	$(1,575)

(1)	Included in “Right-of-use lease assets” on the consolidated balance sheet.
(2)	Included in “Accounts payable and accrued liabilities” on the consolidated balance sheet.
(3)	Included in “Lease liabilities” on the consolidated balance sheet.

The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating and financing lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. For leases existing prior to January 1, 2019, the incremental borrowing rate as of January 1, 2019 was used for the remaining lease term.

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Weighted Average Remaining Lease Terms (in years):
Operating leases	1.81	2.16
Financing leases	3.14	3.14

Weighted Average Discount Rate:
Operating leases	5.75%	6.04%
Financing leases	5.90%	6.24%

Maturities for the Company’s lease liabilities on the consolidated balance sheet as of June 30, 2020, were as follows (in thousands):

	June 30, 2020
	Operating Leases	Financing Leases
2020 (remaining after June 30, 2020)	$3,040	$690
2021	702	552
2022	168	475
2023	171	156
2024	72	7
Total future minimum lease payments	4,153	1,880
Less: imputed interest	(211)	(164)
Present value of lease liabilities	$3,942	$1,716

The following table summarizes expenses related to the Company’s leases for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Operating lease cost (1) (2)	$743	$100
Financing lease cost - amortization of right-of-use assets	155	-
Financing lease cost - interest on lease liabilities	27	-
Administrative lease cost (3)	19	18
Short-term lease cost (1) (4)	615	2,068
Total lease cost	$1,559	$2,186

(1)	This total does not reflect amounts that may be reimbursed by other third parties in the normal course of business, such as non-operating working interest owners.
(2)	Costs related to office leases and compressors with lease terms of twelve months or more.
(3)	Costs related primarily to office equipment and IT solutions with lease terms of more than one month and less than one year.
(4)	Costs related primarily to drilling rigs, generators and compressor agreements with lease terms of more than one month and less than one year.

The following table summarizes expenses related to the Company’s leases for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating lease cost (1) (2)	$1,430	$471
Financing lease cost - amortization of right-of-use assets	284	-
Financing lease cost - interest on lease liabilities	52	-
Administrative lease cost (3)	38	37
Short-term lease cost (1) (4)	1,053	2,578
Total lease cost	$2,857	$3,086

(1)	This total does not reflect amounts that may be reimbursed by other third parties in the normal course of business, such as non-operating working interest owners.
(2)	Costs related to office leases and compressors with lease terms of twelve months or more.
(3)	Costs related primarily to office equipment and IT solutions with lease terms of more than one month and less than one year.
(4)	Costs related primarily to drilling rigs, generators and compressor agreements with lease terms of more than one month and less than one year.

During the six months ended June 30, 2020, there were $1.5 million and $0.3 million in cash payments related to operating leases and financing leases, respectively. During the six months ended June 30, 2019, there were $0.1 million in cash payments related to operating leases. No cash payments were made for the financing leases during the six months ended June 30, 2019.

8. Other Financial Information

The following table provides additional detail for accounts receivable, prepaid expenses, inventory and accounts payable and accrued liabilities which are presented on the consolidated balance sheets (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable:
Trade receivables (1)	$9,527	$21,110
Receivable for Alta Resources distribution	1,712	1,712
Joint interest billings	12,220	13,104
Income taxes receivable	268	509
Other receivables	2,939	4,126
Allowance for doubtful accounts	(994)	(994)
Total accounts receivable	$25,672	$39,567

Prepaid expenses:
Prepaid insurance	$335	$683
Other (2)	1,028	508
Total prepaid expenses	$1,363	$1,191

Inventory:
Oil storage (3)	$947	$—
Materials and supplies	763	186
Total inventory	$1,710	$186

Accounts payable and accrued liabilities:
Royalties and revenue payable	$39,950	$49,644
Advances from partners (4)	868	6,733
Accrued exploration and development (4)	1,463	8,210
Trade payables	15,192	14,086
Accrued general and administrative expenses (5)	5,739	12,037
Accrued operating expenses	8,881	5,794
Accrued operating and finance leases	3,502	3,120
Other accounts payable and accrued liabilities	1,548	4,969
Total accounts payable and accrued liabilities	$77,143	$104,593

(1)	Decrease in 2020 primarily due to lower receivables from oil sales as a result of the dramatic decline in oil prices in 2020.
(2)	Other prepaids primarily includes software licenses and additional licenses purchased in relation to the properties acquired from Will Energy and White Star.
(3)	Includes approximately 50,000 Bbls of oil (net to the Company) produced during the three months ended June 30, 2020, held as inventory in the Company’s Central Oklahoma region and sold in the third quarter of 2020.
(4)	Decrease in 2020 due to a decrease in drilling and completion activity. In January 2020, the Company brought one West Texas well online but suspended further drilling in the area, and in its other onshore areas, in response to the dramatic decline in oil prices during the year.

(5)	Includes accruals for legal judgments, of which $6.3 million was paid in April 2020. See Note 12 – “Commitment and Contingencies” for further information.

Included in the table below are supplemental cash flow disclosures and non-cash investing activities during the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash payments:
Interest payments	$2,006	$2,157
Income tax payments	$83	$805
Non-cash investing activities in the consolidated statements of cash flows:
Increase (decrease) in accrued capital expenditures	$(7,095)	$475

9. Investment in Exaro Energy III LLC

The Company maintains an ownership interest in Exaro of approximately 37%. The Company’s share in the equity of Exaro at June 30, 2020 was approximately $6.9 million. The Company accounts for its ownership in Exaro using the equity method of accounting, and therefore, does not include its share of individual operating results or production in those reported for the Company’s consolidated results.

The Company’s share in Exaro’s results of operations recognized for the three months ended June 30, 2020 and 2019 was a loss of $0.2 million, net of no tax expense and a gain of $0.4 million, net of no tax expense, respectively. The Company’s share in Exaro’s results of operations recognized for the six months ended June 30, 2020 and 2019 was a gain of $0.1 million, net of no tax expense, and a gain of $0.7 million, net of no tax expense, respectively.

10. Long-Term Debt

Credit Agreement

On September 17, 2019, the Company entered into its new revolving credit agreement with JPMorgan Chase Bank and other lenders (as amended, the “Credit Agreement”), which established a borrowing base of $65 million. The Credit Agreement was amended on November 1, 2019, in conjunction with the closing of the acquisitions of certain producing assets and undeveloped acreage from Will Energy and White Star, to add two additional lenders and increase the borrowing base thereunder to $145 million. The borrowing base is subject to semi-annual redeterminations which will occur on or around May 1st and November 1st of each year. On June 9, 2020, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment redetermined the borrowing base at $95 million pursuant to the regularly scheduled redetermination process. The Second Amendment also provides for, among other things, further $10 million automatic reductions in the borrowing base on each of June 30, 2020 and September 30, 2020. As a result, the borrowing base was $85 million as of June 30, 2020. The borrowing base may also be adjusted by certain events, including the incurrence of any senior unsecured debt, material asset dispositions or liquidation of hedges in excess of certain thresholds. The Credit Agreement matures on September 17, 2024.

The Company initially incurred $1.8 million of arrangement and upfront fees in connection with the Credit Agreement and incurred an additional $1.6 million in fees for the first amendment to the Credit Agreement, which is to be amortized over the five year term of the Credit Agreement. No fees were paid for the Second Amendment. However, during the three months ended June 30, 2020 the Company expensed $1.0 million of the fees discussed above, which originally were to be amortized over the life of the loan, due to the reduction in the borrowing base per the Second Amendment. As of June 30, 2020, the remaining amortizable balance of these fees was $1.9 million, which will be amortized through September 17, 2024.

As of June 30, 2020, the Company had approximately $79.1 million outstanding under the Credit Agreement and $1.9 million in an outstanding letter of credit. As of December 31, 2019, the Company had approximately $72.8 million outstanding under the Credit Agreement and $1.9 million in an outstanding letter of credit. As of June 30, 2020, borrowing availability under the Credit Agreement was $4.0 million.

Total interest expense under the Company’s current and previous credit agreements, including commitment fees and the additional $1.0 million in expensed loan fees discussed above, for the three and six months ended June 30, 2020 was approximately $2.2 million and $3.4 million, respectively. Total interest expense under the credit facility, including commitment fees, for the three and six months ended June 30, 2019 was approximately $1.1 million and $2.2 million, respectively.

The weighted average interest rates in effect at June 30, 2020 and December 31, 2019 were 4.0% and 4.3%, respectively.

The Credit Agreement is collateralized by liens on substantially all of the Company’s oil and gas properties and other assets and security interests in the stock of its wholly owned and/or controlled subsidiaries. The Company’s wholly owned and/or controlled subsidiaries are also required to join as guarantors under the Credit Agreement.

The Credit Agreement contains customary and typical restrictive covenants. The Credit Agreement requires a Current Ratio of greater than or equal to 1.00 and a Leverage Ratio of less than or equal to 3.50, both as defined in the Credit Agreement. The Second Amendment includes a waiver of the Current Ratio requirement until the quarter ending March 31, 2022. Additionally, the Second Amendment, among other things, provides for an increase in the Applicable Margin grid on borrowings outstanding of 50 basis points, and includes provisions requiring monthly aged accounts payable reports and typical anti-cash hoarding and cash sweep provisions with respect to a consolidated cash balance in excess of $5.0 million. The Credit Agreement also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, a going concern qualification, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events. As of June 30, 2020, the Company was in compliance with all of its covenants under the Credit Agreement.

Paycheck Protection Program Loan

On April 10, 2020, the Company entered into a promissory note evidencing an unsecured loan in the amount of approximately $3.4 million (the “PPP Loan”) made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration. The PPP Loan to the Company is being made through JPMorgan Chase Bank, N.A and is included in “Long Term Debt” on the Company’s consolidated balance sheet.

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

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP, subject to an audit. Under the CARES Act, loan forgiveness is available, subject to limitations, for the sum of documented payroll costs, covered mortgage interest payments, covered rent payments and covered utilities during either: (1) the eight-week period beginning on the funding date; or (2) the 24-week period beginning on the funding date. Forgiveness is reduced if full-time employee headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The Company intends to use the PPP Loan amount for qualifying expenses and expects to apply for forgiveness of all or part of the PPP Loan in accordance with the terms of the CARES Act and related guidance. In the event the PPP Loan or any portion thereof is forgiven, the amount forgiven is applied to the outstanding principal.

11. Income Taxes

The Company’s income tax provision for continuing operations consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current tax provision:
Federal	$—	$—	$275	$—
State	(7)	427	112	454
Total	$(7)	$427	$387	$454
Deferred tax provision:
Federal	$—	$—	$—	$—
State	376	—	376	—
Total	$376	$—	$376	$—
Total tax provision:
Federal	$—	$—	$275	$—
State	369	427	488	454
Total income tax provision:	$369	$427	$763	$454

The Federal income tax expense results from an adjustment in the previous period of the credit for Alternative Minimum Tax (“AMT”) paid in prior years. As a result of the tax reform in 2017, the corporate AMT was repealed, and any AMT credit was made refundable. The first half of the credit was refunded when the Company filed its 2018 federal income tax return, and the second half of the credit will be refundable when the Company files its tax return for the tax year ended December 31, 2019. The CARES Act modified the timing of these refunds, allowing the Company to request an expedited refund of $0.3 million this quarter. This amount was previously accounted for as an income tax benefit when the corporate AMT was repealed. State income tax expense relates to income taxes for the quarter and the six months which are expected to be owed to the states of Louisiana and Oklahoma resulting from activities within those states and, in each case, that are not shielded by existing Federal tax attributes.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the amount of deferred tax liabilities, level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is not more-likely-than-not that it will realize the benefits of these deductible differences and, therefore, adjusted valuation allowances for federal and state purposes (with the exception of Oklahoma) to $132.0 million and $1.6 million, respectively, as of June 30, 2020. Oklahoma deferred tax expense of $0.4 million was recognized during the quarter ended June 30, 2020. No Oklahoma valuation allowance has been recorded as of June 30, 2020. The $28.5 million net increase from the valuation allowance recorded at December 31, 2019, like other items in the Company’s accounting for income taxes during the current quarter, was determined using a specific June 30, 2020 cut-off date as an accurate estimate of 2020 pre-tax income or income tax expense cannot be reliably made at this time. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

As of June 30, 2020, the Company had federal net operating loss (“NOL”) carryforwards of approximately $398.7 million and state NOLs of $32.7 million. The Federal NOL carryforwards occurred due to the merger with Crimson Exploration, Inc. in 2013 and subsequent taxable losses during the years 2014 through 2019 due to lower commodity prices and utilization of various elections available to the Company in expensing capital expenditures incurred in the development of oil and gas properties.

Generally, these NOLs are available to reduce future taxable income and the related income tax liability subject to the limitations set forth in Internal Revenue Code Section 382 related to changes of more than 50% of ownership of the Company’s stock by 5% or greater shareholders over a three-year period (a Section 382 Ownership Change) from the time of such an ownership change. The Company experienced two separate Section 382 Ownership Changes in connection with two of its equity offerings occurring in 2018 and 2019, respectively (the “Ownership Changes”). Market conditions at the time of the 2019 Ownership Change had diminished from the time of the 2018 Ownership Change, thus subjecting virtually all of the Company’s tax attributes to an annual limitation of $0.7 million a year (in pre-tax dollars). This lower annual limitation resulting from the 2019 Ownership Change effectively eliminates the ability to utilize these tax attributes in the future. During the quarter ended June 30, 2020, the Company had no activity resulting in an additional Section 382 Ownership Change.

The CARES Act temporarily suspends the Section 172 limitation for NOLs arising in tax years beginning in 2018, 2019 and 2020 and also allows NOLs originating in these years to be carried back five years; however, the Company does not expect to receive any federal tax refunds from the temporary suspension of the Section 172 limitation because the Company incurred tax losses in each of the carryback years.

12. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in legal proceedings relating to claims associated with its properties, operations or business or arising from disputes with vendors in the normal course of business, including the material matters discussed below.

In November 2010, a subsidiary of the Company, several predecessor operators and several product purchasers were named in a lawsuit filed in the District Court for Lavaca County in Texas by an entity alleging that it owns a working interest in two wells that has not been recognized by the Company or by predecessor operators to which the Company had granted indemnification rights. In dispute is whether ownership rights were transferred through a number of decades-old poorly documented transactions. Based on prior summary judgments, the trial court entered a final judgment in the case in favor of the plaintiffs for approximately $5.3 million, plus post-judgment interest. The Company appealed the trial court’s decision to the applicable state Court of Appeals, and in the fourth quarter of 2017, the Court of Appeals issued its opinion and affirmed the trial court’s summary decision. In the first quarter of 2018, the Company filed a motion for rehearing with the Court of Appeals, which was denied, as expected. The Company filed a petition requesting a review by the Texas Supreme Court, as the Company believes the trial and appellate courts erred in the interpretation of the law. In early October 2019, the Supreme Court notified the Company that it would not hear this case. The Company engaged additional legal representation to assist in the preparation of an amended petition requesting that the Texas Supreme Court reconsider its initial decision to not review the case. That amended petition was filed, and in mid-March 2020, the Texas Supreme Court decided they would not re-hear the case. Consequently, during the three months ended December 31, 2019, the Company recorded a $6.3 million liability for the judgment, interest and fees, with $3.5 million of such liability related to suspended funds reflected in “Accounts payable and accrued liabilities” on the Company’s consolidated balance sheet as of December 31, 2019. The judgment, interest and fees were paid in April 2020.

In January 2016, the Company was named as the defendant in a lawsuit filed in the District Court for Harris County in Texas by a third-party operator. The Company participated in the drilling of a well in 2012, which experienced serious difficulties during the initial drilling, which eventually led to the plugging and abandoning of the wellbore prior to reaching the target depth. In dispute is whether the Company is responsible for the additional costs related to the drilling difficulties and plugging and abandonment. In September 2019, the case went to trial, and the court ruled in favor of the plaintiff. Prior to the judgment, the Company had approximately $1.1 million in accounts payable related to the disputed costs associated with this case. As a result of the judgment, during the three months ended September 30, 2019, the Company recorded an additional $2.1 million liability for the final judgment plus fees and interest. The Company has since prepared and filed an appeal with the appellate court for a review of the initial trial court’s decision. The plaintiff has petitioned the appellate court for an extension of time until late in the fourth quarter of 2020 in order to file briefs with the court. The Company is awaiting the court’s response.

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

Throughput Contract Commitment

The Company signed a throughput agreement with a third-party pipeline owner/operator that constructed a natural gas gathering pipeline in Southeast Texas that allows the Company to defray the cost of building the pipeline itself. Beginning in late 2016, the Company was unable to meet the minimum monthly gas volume deliveries through this line in Southeast Texas and continued to not meet the minimum throughput requirements under the agreement through the expiration of the throughput commitment in March 2020. As of December 31, 2019, the Company recorded a $1.0 million loss contingency through the expiration of the contract on March 31, 2020, which is to be paid in three equal monthly installments beginning in August of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Quarterly Report on Form 10-Q and with our 2019 Form 10-K, previously filed with the Securities and Exchange Commission (“SEC”).

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

Cautionary Statement about Forward-Looking Statements

Certain statements contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should”, “could”, “may”, “will”, “believe”, “plan”, “intend”, “expect”, “potential”, “possible”, “anticipate”, “estimate”, “forecast”, “view”, “efforts”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in this report and in our 2019 Form 10-K and those factors summarized below:

●	volatility and significant declines in oil, natural gas and natural gas liquids prices, including regional differentials;
●	any reduction in our borrowing base from time to time and our ability to repay any excess borrowings as a result of such reduction;
●	the impact of the COVID-19 pandemic, including reduced demand for oil and natural gas, economic slowdown, governmental actions, stay-at-home orders, and interruptions to our operations;
●	our ability to execute our new corporate strategy of offering a “fee for service” property management service for oil and gas companies;
●	our financial position;
●	the impact of our derivative instruments;
●	our business strategy, including execution of any changes in our strategy;
●	meeting our forecasts and budgets, including our 2020 capital expenditure budget;
●	expectations regarding oil and natural gas markets in the United States and our realized prices;
●	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil exporting nations to agree to and maintain oil price and production controls;
●	outbreaks and pandemics, even outside our areas of operation, including COVID-19;
●	operational constraints, start-up delays and production shut-ins at both operated and non-operated production platforms, pipelines and natural gas processing facilities;
●	our ability to successfully develop our undeveloped acreage in the Southern Delaware Basin and the Mid-continent area of Oklahoma, and realize the benefits associated therewith;
●	increased costs and risks associated with our exploration and development in the Gulf of Mexico;
●	the risks associated with acting as operator of deep high pressure and high temperature wells, including well blowouts and explosions, onshore and offshore;
●	the risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes, especially in prospects in which we have made a large capital commitment relative to the size of our capitalization structure;
●	the timing and successful drilling and completion of oil and natural gas wells;
●	the concentration of drilling in the Southern Delaware Basin, including lower than expected production attributable to down spacing of wells;

●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations, fund our drilling program and support our acquisition efforts;
●	the cost and availability of rigs and other materials, services and operating equipment;
●	timely and full receipt of sale proceeds from the sale of our production;
●	our ability to find, acquire, market, develop and produce new oil and natural gas properties;
●	the conditions of the capital markets and our ability to access debt and equity capital markets or other non-bank sources of financing, and actions by current and potential sources of capital, including lenders;
●	interest rate volatility;
●	our ability to successfully integrate the businesses, properties and assets we acquire, including those in new areas of operation;
●	our ability to complete strategic dispositions or acquisitions of assets or businesses and realize the benefits of such dispositions or acquisitions;
●	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
●	the need to take impairments on our properties due to lower commodity prices or other changes in the values of our assets;
●	the ability to post additional collateral for current bonds or comply with new supplemental bonding requirements imposed by the Bureau of Ocean Energy Management;
●	operating hazards attendant to the oil and natural gas business including weather, environmental risks, accidental spills, blowouts and pipeline ruptures, and other risks;
●	downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
●	potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps;
●	actions or inactions of third-party operators of our properties;
●	actions or inactions of third-party operators of pipelines or processing facilities;
●	the ability to retain key members of senior management and key technical employees and to find and retain skilled personnel;
●	strength and financial resources of competitors;
●	federal and state legislative and regulatory developments and approvals (including additional taxes and changes in environmental regulations);
●	the uncertain impact of supply of and demand for oil, natural gas and NGLs;
●	our ability to obtain goods and services critical to the operation of our properties;
●	worldwide and United States economic conditions;
●	the ability to construct and operate infrastructure, including pipeline and production facilities;
●	the continued compliance by us with various pipeline and gas processing plant specifications for the gas and condensate produced by us;
●	operating costs, production rates and ultimate reserve recoveries of our oil and natural gas discoveries;
●	expanded rigorous monitoring and testing requirements;
●	the ability to obtain adequate insurance coverage on commercially reasonable terms; and
●	the limited trading volume of our common stock and general market volatility.

Any of these factors and other factors described in this report could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. Although we believe our estimates and assumptions to be reasonable when made, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. Our assumptions about future events may prove to be inaccurate. Moreover, the effects of the COVID-19 pandemic may give rise to risks that are currently unknown or amplify the risks associated with many of the factors summarized above or discussed in this report or our 2019 Form 10-K  or our Quarterly Report on Form 10-Q for the period ended March 31, 2020. We caution you that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure you that those statements will be realized or the forward-looking events and circumstances will occur. You should not place undue reliance on forward-looking statements in this report as they speak only as of the date of this report.

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

Overview

We are a Houston, Texas based, independent oil and natural gas company, with regional offices in Oklahoma City and Stillwater, Oklahoma. Our business is to maximize production and cash flow from our offshore properties in the shallow waters of the Gulf of Mexico (“GOM”) and onshore Texas, Oklahoma, Louisiana and Wyoming properties and use that cash flow to explore, develop and acquire oil and natural gas properties across the United States.

From our initial entry into the Southern Delaware Basin in 2016 and through mid-2019, we have been focused on the development of our Southern Delaware Basin acreage in Pecos County, Texas. As of June 30, 2020, we were producing from eighteen wells over our approximate 16,200 gross operated (7,500 company net) acre position in West Texas, prospective for the Wolfcamp A, Wolfcamp B and Second Bone Spring formations.

During the fourth quarter of 2019, we closed on the acquisitions of certain producing assets and undeveloped acreage of Will Energy Corporation (“Will Energy”) and White Star Petroleum, LLC and certain of its affiliates (collectively, “White Star”) and established an additional core strategic area, located primarily in the Central Oklahoma and Western Anadarko basins. These acquisitions were transformative as production from these acquisitions represented approximately 70% of our total net production for the three and six months ended June 30, 2020.

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

During the three months ended June 30, 2020 we announced the addition of a new corporate strategy that includes offering a property management service (or “fee for service”) for oil and gas companies with distressed or stranded assets, or companies with a desire to reduce administrative costs. As part of this service offering, we entered into a Management Services Agreement with Mid-Con Energy Partners, LP (“Mid-Con”) to provide operational services as operator of record on Mid-Con’s oil and gas properties in exchange for an annual services fee of $4 million, additional fees upon termination and warrants to align both parties and create value for shareholders. See Item 1. Note 1 – “Organization and Business” for additional information.

The following table lists our primary producing areas as of June 30, 2020:

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

Impact of the COVID-19 Pandemic and 2020 Plan Changes

The COVID-19 pandemic has resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and has created significant volatility, uncertainty and turmoil in the oil and gas industry. This has led to a significant global oversupply of oil and a subsequent substantial decrease in oil prices. While global oil producers, including the Organization of Petroleum Exporting Countries (“OPEC”) and other oil producing nations reached an agreement to cut oil production in April 2020, downward pressure on, and volatility in, commodity prices has remained and could continue for the foreseeable future, particularly given concerns over available storage capacity for oil. We have certain commodity derivative instruments in place to mitigate the effects of such price declines; however, derivatives will not entirely mitigate lower oil prices. While there has been a modest recovery in oil prices, the length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand, which will ultimately depend on various factors and consequences beyond the Company’s control, such as the duration and scope of the pandemic, the length and severity of the worldwide economic downturn, additional actions by businesses and governments in response to both the pandemic and the decrease in oil prices, the speed and effectiveness of responses to combat the virus, and the time necessary to equalize oil supply and demand to restore oil pricing. In response to these developments, we have continued to implement measures to mitigate the impact of the COVID-19 pandemic on our employees, operations and financial position. These measures include, but are not limited to, the following:

●	work from home initiatives for all but critical staff and social distancing measures;
●	a company-wide effort to cut costs throughout our operations;
●	a plan to utilize our available storage capacity to temporarily store a portion of our production when advantageous to do so; and
●	suspension of any further plans for onshore and offshore drilling in 2020.

Additionally, on April 10, 2020, we entered into a promissory note evidencing an unsecured loan in the amount of approximately $3.4 million (the “PPP Loan”) made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. Under the CARES Act, the PPP Loan may be partially or wholly forgiven following an audit if the funds are used for certain qualifying expenses. We intend to use the PPP Loan amount for qualifying expenses and will continue to assess whether to apply for forgiveness of the PPP Loan in accordance with the terms of the CARES Act and related guidance. See Item 1. Note 10 – “Long-Term Debt” for additional information on the terms of the PPP Loan. We also benefited from certain income tax-related provisions of the CARES Act. See Item 1. Note 11 – “Income Taxes” for additional information.

We continue to assess the global impacts of the COVID-19 pandemic and expect to continue to modify our plans as more clarity around the full economic impact of COVID-19 becomes available. See Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020 for further discussion.

Capital Expenditures

Beginning in the second quarter of 2020, in response to the decrease in commodity prices, we have suspended any further plans for onshore drilling in 2020. The offshore Iron Flea prospect in the shallow waters off of the Louisiana coast in Grand Isle was spud in late May 2020. On June 12, 2020, the target drilling depth was reached, and the prospect was determined unsuccessful. As a result, we recorded $10.9 million in dry hole exploration expenses during the three months ended June 30, 2020.

For 2020, we plan to continue to identify opportunities for cost reductions and operating efficiencies in all areas of our operations, while also searching for new resource acquisition opportunities. Acquisition efforts, if any, will be focused on areas in which we can leverage our geological and operational experience and expertise to exploit identified drilling opportunities and where we can develop an inventory of additional drilling prospects that we believe will enable us to economically grow production and add reserves.

Impairment of Long-Lived Assets

Under GAAP, when circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a region basis to the unamortized capitalized cost of the asset. If the estimated future undiscounted cash flows based on the Company’s estimate of future reserves, oil and natural gas prices, operating costs and production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair value. In the first quarter of 2020, the COVID-19 pandemic and the resulting deterioration in the global demand for oil, combined with the failure by the OPEC and Russia to reach an agreement on lower production quotas until April 2020, caused a dramatic increase in the supply of oil and a corresponding decrease in commodity prices, and lowered the demand for all commodity products. Consequently, during the three months ended March 31, 2020, we recorded a $143.3 million non-cash charge for proved property impairment of our onshore properties related to the dramatic decline in commodity prices, as discussed above, the “PV-10” (present value, discounted at a 10% rate) of our proved reserves, and the associated change in our current development plans for our proved, undeveloped locations. We conducted an impairment test for the three months ended June 30, 2020, but no additional impairment was recorded. We recognized non-cash proved property impairment of $0.2 million for the six months ended June 30, 2019, related to leases in Wyoming and an onshore non-operated property in an area previously impaired due to revised reserve estimates made during the quarter ended December 31, 2018.

We recorded a $2.6 million non-cash charge for unproved impairment expense during the three months ended March 31, 2020. The impairment primarily related to acquired leases in the Company’s Central Oklahoma and Western Anadarko regions which will be expiring in 2020, and which we have no current plans to develop as a result of the current commodity price environment. No additional impairment was recorded during the three months ended June 30, 2020. During the six months ended June 30, 2019, we recorded non-cash impairment expense of $0.9 million related to impairment of certain unproved properties, primarily due to expiring leases.

Summary Production Information

Our production sales for the three months ended June 30, 2020 were approximately 83% onshore and 17% offshore, volumetrically, and was comprised of 56% natural gas, 24% oil and 20% natural gas liquids. During the second quarter of 2020, due to the extreme volatility in oil prices ranging from a low of ($37.63) per Bbl to a high of $40.46 per Bbl, we placed into excess storage capacity approximately 50,000 barrels of oil (net to the Company) produced during the second quarter, for later sale at higher prices. These volumes will sell in the third quarter of 2020. In July 2020, the average price was $41.15 per Bbl. Our production sales for the three months ended June 30, 2019 were 41% onshore and 59% offshore, volumetrically, and was comprised of approximately 55% natural gas, 26% oil and 19% natural gas liquids.

The table below sets forth our average net daily production sales data in Mboe/d for each of our regions for each of the periods indicated:

	Three Months Ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Offshore GOM	3.2	3.3	3.2	2.7	2.7
Central Oklahoma (1) (2)	—	—	8.1	10.9	9.1
Western Anadarko (1)	—	—	1.7	2.9	2.5
West Texas (3)	1.0	0.9	1.4	1.2	0.9
Other Onshore	1.2	1.4	1.4	1.2	0.9
	5.4	5.6	15.7	18.9	16.1

(1)	Properties acquired in the White Star and Will Energy acquisitions during the three months ended December 31, 2019.
(2)	Decrease in production sales during the three months ended June 30, 2020 due to allocating approximately 50,000 Bbls of oil (net to the Company) to inventory storage (0.5 Mboe/d).
(3)	Increase in production sales during the three months ended December 31, 2019 was due to new wells coming online.

Other Investments

Jonah Field - Sublette County, Wyoming

Our wholly owned subsidiary, Contaro Company, owns a 37% ownership interest in Exaro. As of June 30, 2020, Exaro had 645 wells on production over its 5,760 gross acres (1,040 net), with a working interest between 14.6% and 32.5%. These wells were producing at a rate of approximately 2.8 Mboe/d, net to Exaro, during the three months ended June 30, 2020. As a result of our equity nvestment in Exaro, we recognized an investment loss of approximately $0.2 million, net of no tax expense, and an investment gain of approximately $0.4 million, net of no tax expense, for the three months ended June 30, 2020 and 2019, respectively. We recognized an investment gain of approximately $0.1 million, net of no tax expense, and an investment gain of approximately $0.7 million, net of no tax expense, for the six months ended June 30, 2020 and 2019, respectively. See Item 1. Note 9 – “Investment in Exaro Energy III LLC” for additional details related to this equity investment.

Results of Operations for the Three and Six Months ended June 30, 2020 and 2019

The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of oil, natural gas and natural gas liquids ("NGLs") from operations for the three and six months ended June 30, 2020 and 2019. In the first quarter of 2020, we began reporting in barrels of oil equivalents (“Boe”) instead of natural gas equivalents. Six thousand cubic feet (“Mcf”) of natural gas is the energy equivalent of one barrel of oil, condensate or NGL. Reported operating expenses include production taxes, such as ad valorem and severance taxes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	%	2020	2019	%

Revenues (thousands):
Oil and condensate sales	$7,930	$7,439	7%	$30,712	$13,845	122%
Natural gas sales	6,618	3,857	72%	14,789	9,499	56%
NGL sales	3,294	1,466	125%	6,915	3,429	102%
Total revenues	$17,842	$12,762	40%	$52,416	$26,773	96%

Production:
Oil and condensate (thousand barrels)
Offshore GOM	8	10	(20)%	18	23	(22)%
Central Oklahoma	174	—	100%	463	—	100%
Western Anadarko	57	—	100%	135	—	100%
West Texas	69	60	15%	158	125	26%
Other Onshore	38	57	(33)%	92	105	(12)%
Total oil and condensate	346	127	172%	866	253	242%
Natural gas (million cubic feet)
Offshore GOM	1,222	1,325	(8)%	2,485	2,960	(16)%
Central Oklahoma	2,637	—	100%	5,479	—	100%
Western Anadarko	814	—	100%	1,642	—	100%
West Texas	31	88	(65)%	81	152	(47)%
Other Onshore	209	215	(3)%	428	409	5%
Total natural gas	4,913	1,628	202%	10,115	3,521	187%
Natural gas liquids (thousand barrels)
Offshore GOM	37	58	(36)%	67	124	(46)%
Central Oklahoma	215	—	100%	450	—	100%
Western Anadarko	32	—	100%	78	—	100%
West Texas	6	15	(60)%	15	29	(48)%
Other Onshore	15	19	(21)%	27	37	(27)%
Total natural gas liquids	305	92	232%	637	190	235%
Total (thousand barrels of oil equivalent)
Offshore GOM	249	289	(14)%	499	641	(22)%
Central Oklahoma	828	—	100%	1,827	—	100%
Western Anadarko	225	—	100%	486	—	100%
West Texas	80	90	(11)%	186	179	4%
Other Onshore	87	111	(22)%	191	210	(9)%
Total production	1,469	490	200%	3,189	1,030	210%

Daily Production:
Oil and condensate (thousand barrels per day)
Offshore GOM	0.1	0.1	—%	0.1	0.1	—%
Central Oklahoma	1.9	—	100%	2.5	—	100%
Western Anadarko	0.6	—	100%	0.7	—	100%
West Texas	0.8	0.7	14%	0.9	0.7	29%
Other Onshore	0.3	0.6	(50)%	0.6	0.6	—%
Total oil and condensate	3.7	1.4	164%	4.8	1.4	243%

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	%	2020	2019	%

Natural gas (million cubic feet per day)
Offshore GOM	13.4	14.6	(8)%	13.7	16.4	(16)%
Central Oklahoma	29.0	—	100%	30.1	—	100%
Western Anadarko	8.9	—	100%	9.0	—	100%
West Texas	0.3	1.0	(70)%	0.4	0.8	(50)%
Other Onshore	2.4	2.3	4%	2.4	2.3	4%
Total natural gas	54.0	17.9	202%	55.6	19.5	185%
Natural gas liquids (thousand barrels per day)
Offshore GOM	0.4	0.6	(33)%	0.4	0.7	(43)%
Central Oklahoma	2.4	—	100%	2.5	—	100%
Western Anadarko	0.4	—	100%	0.4	—	100%
West Texas	0.1	0.2	(50)%	0.1	0.2	(50)%
Other Onshore	0.1	0.2	(50)%	0.2	0.1	100%
Total natural gas liquids	3.4	1.0	240%	3.6	1.0	260%
Total (thousand barrels of oil equivalent per day)
Offshore GOM	2.7	3.2	(16)%	2.7	3.5	(23)%
Central Oklahoma	9.1	—	100%	10.0	—	100%
Western Anadarko	2.5	—	100%	2.7	—	100%
West Texas	0.9	1.0	(10)%	1.0	1.0	—%
Other Onshore	0.9	1.2	(25)%	1.2	1.2	—%
Total production	16.1	5.4	198%	17.6	5.7	209%

Average Sales Price:
Oil and condensate (per barrel)	$22.94	$58.42	(61)%	$35.46	$54.78	(35)%
Natural gas (per thousand cubic feet)	$1.35	$2.37	(43)%	$1.46	$2.70	(46)%
Natural gas liquids (per barrel)	$10.81	$16.01	(32)%	$10.85	$18.05	(40)%
Total (per barrels of oil equivalent)	$12.14	$26.03	(53)%	$16.43	$26.00	(37)%

Expenses (thousands):
Operating expenses	$17,139	$5,694	201%	$38,621	$10,886	255%
Exploration expenses	$11,173	$249	* %	$11,571	$473	* %
Depreciation, depletion and amortization	$5,092	$7,573	(33)%	$17,946	$15,129	19%
Impairment and abandonment of oil and gas properties	$—	$1,247	* %	$145,878	$1,834	* %
General and administrative expenses	$5,713	$4,456	28%	$11,138	$9,461	18%
Gain (loss) from investment in affiliates (net of taxes)	$(173)	$427	(141)%	$113	$457	(75)%

Selected data per Boe:
Operating expenses	$11.67	$11.62	—%	$12.11	$10.57	15%
General and administrative expenses	$3.89	$9.09	(57)%	$3.49	$9.19	(62)%
Depreciation, depletion and amortization	$3.47	$15.46	(78)%	$5.63	$14.69	(62)%

*Greater than 1,000%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Natural Gas, Oil and NGL Sales and Production

Our revenues are primarily from the sale of our oil, natural gas and NGL production. Our revenues may vary significantly from year to year depending on production volumes and changes in commodity prices, each of which may fluctuate widely. As discussed above, oil prices declined significantly in the first quarter of 2020 as a result of the effects of the COVID-19 pandemic and the ongoing disruptions to the global energy markets and, while there have been modest recoveries of commodity prices, downward pressure on, and volatility in, commodity prices continued during the second quarter of 2020. Our production volumes are subject to significant variation as a result of new operations, weather events, transportation and processing constraints and mechanical issues. In addition, our production from individual wells naturally declines over time as we produce our reserves.

We reported revenues of $17.8 million for the three months ended June 30, 2020, compared to revenues of $12.8 million for the three months ended June 30, 2019, an increase attributable primarily to the production from the properties acquired from Will Energy and White Star, offset in part by the 53% decrease in the weighted average equivalent sales price period over period.

Total equivalent production was 16.1 Mboe/d for the three months ended June 30, 2020, compared to 5.4 Mboe/d in the prior year quarter, an increase attributable to the additional production from the Will Energy and White Star properties acquired in the fourth quarter of 2019. Net oil production for the current quarter was approximately 3.7 Mbbl/d, compared with approximately 1.4 Mbbl/d in the prior year quarter. During the current year quarter, due to the extreme volatility in oil prices, which ranged from a low of ($37.63) per Bbl to a high of $40.46 Bbl, the Company placed into excess storage capacity approximately 50,000 barrels of oil (net to the Company) produced during the second quarter, for later sale at higher prices. These volumes will sell in the third quarter of 2020. In July 2020, the average price was $41.15 per Bbl. Net natural gas production for the current quarter was approximately 54.0 Mmcf/d, compared with approximately 17.9 Mmcf/d in the prior year quarter, and NGL production for the current quarter was approximately 3.4 Mbbl/d, compared with approximately 1.0 Mbbl/d in the prior year quarter.

Average Sales Prices

The average equivalent sales price realized for the three months ended June 30, 2020 was $12.14 per Boe compared to $26.03 per Boe for the three months ended June 30, 2019. The decline was attributable to the decrease in all realized commodity prices in the current year quarter. The COVID-19 pandemic continued to adversely impact demand for commodity products, which caused a global supply/demand imbalance for oil that resulted in extreme volatility in benchmark oil prices, with prices ranging from a low of ($37.63) per Bbl to a high of $40.46 per Bbl during the second quarter. The realized price of oil averaged $22.94 per Bbl in the current quarter, compared to an average $58.42 per Bbl in the prior year quarter. Natural gas prices also suffered due to the COVID-19 pandemic, ranging from a low of $1.48 per Mcf to a high of $2.13 per MCF during the current year quarter. The realized price of gas averaged $1.35 per Mcf in the current quarter compared to an average of $2.37 per Mcf in the prior year quarter, and the realized price of NGLs averaged $10.81 per Bbl in the current quarter compared to an average $16.01 per Bbl in the prior year quarter.

Operating Expenses

Operating expenses for the three months ended June 30, 2020 were approximately $17.1 million, or $11.67 per Boe, compared to $5.7 million, or $11.62 per Boe, for the three months ended June 30, 2019. The table below provides additional detail of operating expenses for the three month periods:

	Three Months Ended June 30,
	2020		2019
	(in thousands)	(per Boe)	(in thousands)	(per Boe)
Lease operating expenses	$11,136	$ 7.58	$3,629	$ 7.41
Production & ad valorem taxes	828	0.56	657	1.34
Transportation & processing costs	4,579	3.12	502	1.02
Workover costs	596	0.41	906	1.85
Total operating expenses	$17,139	11.67	$5,694	$ 11.62

Lease operating expenses were $11.1 million and $3.6 million for the three months ended June 30, 2020 and June 30, 2019, respectively, an increase primarily due to the addition of our Will Energy and White Star acquired properties.

Transportation and processing costs were $4.6 million and $0.5 million for the three months ended June 30, 2020 and June 30, 2019, respectively, an increase primarily due to the addition of our Will Energy and White Star acquired properties and the related higher transportation costs in our Central Oklahoma region.

Exploration Expense

Exploration expense was $11.2 million for the three months ended June 30, 2020, compared to the prior year quarter of $0.2 million, an increase primarily due to $10.9 million of dry hole costs related to the unsuccessful result on the drilling of the Iron Flea exploratory prospect in the shallow waters in the Grand Isle area of the Gulf of Mexico.

Impairment and Abandonment Expenses

During the three months ended June 30, 2020, we did not record any impairment related to our properties. During the three months ended June 30, 2019, we recognized $0.2 million in non-cash proved property impairment related to leases in Wyoming and an onshore non-operated property in an area previously impaired due to revised reserve estimates made during the quarter ended December 31, 2018.

During the three months ended June 30, 2020, we also did not record any impairment expense on unproved properties. In the 2019 quarter, we recognized non-cash unproved impairment expense of approximately $0.4 million, primarily related to expiring leases, and an abandonment expense of $0.6 million.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense for the three months ended June 30, 2020, was approximately $5.1 million, or $3.47 per Boe. This compares to approximately $7.6 million, or $15.46 per Boe, for the three months ended June 30, 2019. The lower depletion expense in the current quarter was a result of lower depletable property balances in the current quarter attributable to the proved property impairment recorded during the first quarter of 2020.

General and Administrative Expenses

Total general and administrative expenses for the three months ended June 30, 2020 were approximately $5.7 million, compared to $4.5 million for the three months ended June 30, 2019.

The table below provides additional detail of general and administrative expenses for the comparative three month periods:

	Three Months Ended June 30,
	2020	2019

	(in thousands)
Wages, bonuses and employee benefits (1)	$3,366	$1,504
Non-cash stock-based compensation (2)	266	584
Professional fees (3)	2,039	1,021
Professional fees - special (4)	551	985
Recouped overhead (5)	(2,761)	(298)
Other (6)	2,252	660
Total general and administrative expenses	$5,713	$4,456

(1)	Higher expenses for the three months ended June 30, 2020 due to the acquisition of certain Will Energy and White Star employees during the three months ended December 31, 2019.
(2)	Lower expense for the three months ended June 30, 2020, due to restricted stock grants being awarded in the third quarter of 2020 as compared to the first quarter of 2019.
(3)	Primarily includes fees related to recurring legal counsel, technical consultants and accounting and auditing costs.
(4)	Non-recurring fees incurred in conjunction with our pursuit of strategic initiatives, including the integration of the White Star and Will Energy assets acquired during the three months ended December 31, 2019.
(5)	These credits relate to overhead for our properties for which we are able to bill out to partners and offset against our other general and administrative costs. The increase in the current year credit is due to the additional overhead related to the acquired Will Energy and White Star properties.
(6)	Includes fees related to insurance, office costs and other company expenses. The increase in the current quarter expense is primarily due to the additional expenses related to the acquired Will Energy and White Star properties, offices and employees.

Gain (Loss) from Affiliates

For the three months ended June 30, 2020 and June 30, 2019, we recorded a loss from affiliates of approximately $0.2 million, net of no tax expense, and a gain of $0.4 million, net of no tax expense, respectively, related to our equity investment in Exaro.

Gain from Sale of Assets

During the three months ended June 30, 2020, we recorded a gain on sale of assets of $4.4 million related to the divestiture of non-core properties we acquired from Will Energy and White Star in the fourth quarter of 2019. The recorded gain resulted primarily from the buyer’s assumption of the asset retirement obligation on the properties. During the three months ended June 30, 2019, we recorded a gain on sales of assets of $0.4 million primarily related to post-closing adjustments from sales of non-core properties during 2019. See Item 1. Note 3 – “Dispositions” for additional information regarding these sales.

Gain (Loss) on Derivatives

During the three months ended June 30, 2020, we recorded a loss on derivatives of $8.8 million. Of this amount, $20.2 million were non-cash, unrealized mark-to-market losses as commodity prices improved from those existing at the end of the first quarter of 2020, offset in part by $11.4 million in realized gains during the second quarter. During the three months ended June 30, 2019, we recorded a gain on derivatives of $2.1 million. Of this amount, $1.6 million were non-cash, unrealized mark-to-market gains, and the remaining $0.5 million were realized gains.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Natural Gas, Oil and NGL Sales and Production

Our revenues are primarily from the sale of our oil, natural gas and NGL production. Our revenues may vary significantly from year to year depending on production volumes and changes in commodity prices, each of which may fluctuate widely. As discussed above, oil prices declined significantly in the first quarter of 2020 as a result of the effects of the COVID-19 pandemic and the ongoing disruptions to the global energy markets. Prices recovered somewhat during the second quarter of 2020, but still remained below those of the prior year periods. Our production volumes are subject to significant variation as a result of new operations, weather events, transportation and processing constraints and mechanical issues. In addition, our production from individual wells naturally declines over time as we produce our reserves.

We reported revenues of $52.4 million for the six months ended June 30, 2020, compared to revenues of $26.8 million for the six months ended June 30, 2019, an increase attributable primarily to the production from the properties acquired from Will Energy and White Star, offset in part by lower prices period over period.

Total equivalent production was 17.6 Mboe/d for the six months ended June 30, 2020, compared to 5.7 Mboe/d in the prior year, an increase attributable to the additional production from the Will Energy and White Star properties acquired in the fourth quarter of 2019. Net oil production for the current year was approximately 4.8 Mboe/d, compared with approximately 1.4 Mboe/d in the prior year. Due to the precipitous drop in oil prices at the beginning of the second quarter of 2020, the Company placed into excess storage capacity approximately 50,000 barrels of oil (net to the Company) produced during the second quarter, for later sale at higher prices. These volumes will sell in the third quarter of 2020. In July 2020, the average price was $41.15 per Bbl. Net natural gas production for the current year was approximately 55.6 Mmcf/d, compared with approximately 19.5 Mmcf/d in the prior year, and NGL production for the current year was approximately 3.6 Mboe/d, compared with approximately 1.0 Mboe/d in the prior year.

Average Sales Prices

The average equivalent sales price realized for the six months ended June 30, 2020 was $16.43 per Boe compared to $26.00 per Boe for the six months ended June 30, 2019. The decline was attributable to the decrease in all realized commodity prices in the current year. The COVID-19 pandemic continued to adversely impact demand for commodity products, which caused a global supply/demand imbalance for oil that resulted in benchmark oil prices ranging from a high of $63.27 per Bbl at the beginning of 2020 to a low of ($37.63) per Bbl during the second quarter of 2020. The realized price of oil averaged $35.46 per Bbl in the current year, compared to an average of $54.78 per Bbl in the prior year. Natural gas prices also suffered due to the COVID-19 pandemic, ranging from a low of $1.48 per Mcf to a high of $2.20 per Mcf during the current year. The realized price of gas averaged $1.46 per Mcf in the current year compared to an average of $2.70 per Mcf in the prior year, and the realized price of NGLs averaged $10.85 per Bbl in the current year compared to an average of $18.05 per Bbl in the prior year.

Operating Expenses

Operating expenses for the six months ended June 30, 2020 were approximately $38.6 million, or $12.11 per Boe, compared to $10.9 million, or $10.57 per Boe, for the six months ended June 30, 2019. The table below provides additional detail of operating expenses for the six month periods:

	Six Months Ended June 30,
	2020		2019
	(in thousands)	(per Boe)	(in thousands)	(per Boe)
Lease operating expenses	$24,187	$ 7.57	$7,314	$ 7.10
Production & ad valorem taxes	2,574	0.81	1,043	1.01
Transportation & processing costs	10,131	3.18	1,197	1.16
Workover costs	1,729	0.55	1,332	1.30
Total operating expenses	$38,621	12.11	$10,886	$ 10.57

Lease operating expenses were $24.2 million and $7.3 million for the six months ended June 30, 2020 and June 30, 2019, respectively, an increase primarily due to the addition of our Will Energy and White Star acquired properties.

Production and ad valorem taxes were $2.6 million and $1.0 million for the six months ended June 30, 2020 and June 30, 2019, respectively, an increase primarily related to the additional production in 2020 from the acquired Will Energy and White Star properties.

Transportation and processing costs were $10.1 million and $1.2 million for the six months ended June 30, 2020 and June 30, 2019, respectively, an increase primarily due to the addition of our Will Energy and White Star acquired properties and the related higher transportation costs in our Central Oklahoma region.

Exploration Expense

Exploration expense was $11.6 million for the six months ended June 30, 2020, compared to the prior year of $0.5 million, an increase primarily due to $10.9 million of dry hole costs related to the unsuccessful result on the drilling of the Iron Flea exploratory prospect in the shallow waters of the Grand Isle area of the Gulf of Mexico.

Impairment and Abandonment Expenses

During the six months ended June 30, 2020, we recorded a $143.3 million non-cash charge for proved property impairment of our onshore properties due to the dramatic decline in commodity prices, and the impact of that decline on the “PV-10” (present value, discounted at a 10% rate) of our proved reserves and the associated change in our current development plans for proved, undeveloped locations (“PUDs”). Under GAAP, we are required to impair the balance sheet carrying cost of our proved property base to reflect that overall decrease in reserve value related to the decrease in prices and the reduction in PUDs. During the six months ended June 30, 2019, we recognized $0.2 million in non-cash proved property impairment related to leases in Wyoming and an onshore non-operated property in an area previously impaired due to revised reserve estimates made during the quarter ended December 31, 2018.

During the six months ended June 30, 2020, we recorded a $2.6 million non-cash charge for unproved impairment expense related primarily to acquired leases in our Central Oklahoma and Western Anadarko regions, which will be expiring in 2020, and which we have no current plans to develop as a result of the current commodity price environment. During the six months ended June 30, 2019, we recognized non-cash impairment expense of $0.9 million related to impairment of certain non-core unproved properties primarily due to expiring leases.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense for the six months ended June 30, 2020, was approximately $17.9 million, or $5.63 per Boe. This compares to approximately $15.1 million, or $14.69 per Boe, for the six months ended June 30, 2019. The higher depletion expense in the current year was attributable to the additional properties acquired from Will Energy and White Star. The lower rate was a result of lower depletable property balances in the current quarter as a result of the proved property impairment recorded during the first quarter of 2020.

General and Administrative Expenses

Total general and administrative expenses for the six months ended June 30, 2020 were approximately $11.1 million, compared to $9.5 million for the six months ended June 30, 2019.

The table below provides additional detail of general and administrative expenses for the comparative six month periods:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Wages, bonuses and employee benefits (1)	$5,934	$2,571
Non-cash stock-based compensation (2)	616	1,637
Professional fees (3)	3,655	2,128
Professional fees - special (4)	1,334	1,736
Recouped overhead (5)	(5,668)	(514)
Other (6)	5,267	1,903
Total general and administrative expenses	$11,138	$9,461

(1)	Higher expenses for the six months ended June 30, 2020 due to the acquisition of certain Will Energy and White Star employees during the three months ended December 31, 2019.
(2)	Lower expense for the six months ended June 30, 2020, due to restricted stock grants being awarded in the third quarter of 2020 as compared to the first quarter of 2019.
(3)	Primarily includes fees related to recurring legal counsel, technical consultants and accounting and auditing costs.
(4)	Non-recurring fees incurred in conjunction with our pursuit of strategic initiatives, including the acquisition and integration of the White Star and Will Energy assets acquired during the three months ended December 31, 2019.
(5)	These credits relate to overhead for our properties for which we are able to bill out to partners and offset against our other general and administrative costs. The increase in the current year credit is due to the additional overhead related to the acquired Will Energy and White Star properties.
(6)	Includes fees related to insurance, office costs and other company expenses. The increase in the current year expense is primarily due to the additional expenses related to the acquired Will Energy and White Star properties, offices and employees.

Gain from Affiliates

For the six months ended June 30, 2020 and June 30, 2019, we recorded a gain from affiliates of approximately $0.1 million and $0.7 million, net of no tax expense, respectively, related to our equity investment in Exaro.

Gain from Sale of Assets

For the six months ended June 30, 2020, we recorded a gain on sale of assets of $4.4 million related to the divestiture of non-core properties we acquired from Will Energy and White Star in the fourth quarter of 2019. The recorded gain resulted primarily from the buyer’s assumption of the asset retirement obligation on the properties. During the six months ended June 30, 2019, we recorded a gain on sales of assets of $0.4 million primarily related to post-closing adjustments from sales of non-core properties during 2019. See Item 1. Note 3 – “Dispositions” for additional information regarding these sales.

Gain (Loss) on Derivatives

During the six months ended June 30, 2020, we recorded a gain on derivatives of $37.9 million. Of this amount, $21.2 million were non-cash, unrealized mark-to-market gains as commodity prices declined from 2019 year-end levels, and $16.7 million were realized gains as derivative contracts were settled each month during the period. During the six months ended June 30, 2019, we recorded a loss on derivatives of $0.8 million. Of this amount, $2.1 million were non-cash, unrealized mark-to-market losses, and the remaining $1.3 million were realized gains.

Capital Resources and Liquidity

Our primary cash requirements are for capital expenditures, working capital, operating expenses, acquisitions and principal and interest payments on debt. Our primary sources of liquidity are cash generated by operations, net of the realized effect of our hedging agreements, and amounts available to be drawn under our Credit Agreement (as defined below).

During the six months ended June 30, 2020, we incurred onshore expenditures of approximately $5.2 million on capital projects, including $2.6 million in the Southern Delaware Basin to bring one well on production and to drill a salt water disposal well, as well as $0.8 million in leasehold acquisition costs in the same region. The remaining incurred onshore capital expenditures related primarily to capitalized workovers.

During the six months ended June 30, 2020 we recorded exploration expenses of $10.9 million related to the drilling of the unsuccessful offshore exploratory Iron Flea prospect drilled in the shallow waters of the Gulf of Mexico. $2.7 million of the exploration expense related to the acquisition costs incurred in 2019 which were reclassified to exploration expense in 2020 as a result of the dry hole.

Our total capital expenditure program for the year 2020 is forecast at approximately $19.0 million, including the expenses associated with the Iron Flea exploratory prospect. Due to the low and volatile commodity price environment, the Company has suspended any further plans for drilling and completions in 2020. For the remainder of 2020, we currently expect to limit our onshore capital expenditures to $5.5 million for workovers intended to increase cashflow through enhanced production or reductions in recurring costs, required onshore plugging and abandonment activity and West Texas infrastructure. We expect that our offshore expenditures for the remainder of 2020 will be focused on the evaluation and development of another exploratory prospect that may be drilled in early 2021.

We believe that our internally generated cash flows, combined with availability under the Credit Agreement (as defined below), will be sufficient to meet the liquidity requirements necessary to fund our daily operations and planned capital development and to meet our debt service requirements for the next twelve months; however, should our results of operations be less than expected, or we experience additional reductions in our borrowing base, we may need to pursue additional sources of liquidity such as monetization of a portion of our hedge portfolio or access the debt and equity markets, as available, to finance any necessary capital development and/or repay excess borrowings under our Credit Agreement, but there can be no assurance such incremental financing will be available to us or not result in dilution of our stockholders or increase our debt service costs. The COVID-19 pandemic and the ongoing disruptions to the global energy markets have negatively impacted, and are expected to continue to negatively impact, cash flows from operating activities.  In order to mitigate these effects, we have implemented certain cost cutting measures, such as suspending our drilling program for the remainder of 2020.

On June 24, 2020, we entered into an Open Market Sale Agreement with Jefferies LLC. Pursuant to the terms of the agreement, we may sell from time to time shares of our Common Stock having an aggregate offering price of up to $100,000,000. We intend to use the net proceeds from the offering to repay borrowings under our Credit Agreement and for general corporate purposes. Under the Open Market Sale Agreement, we sold 155,029 shares during the three months ended June 30, 2020 for net proceeds of $0.5 million.

Cash From Operating Activities

Cash flows provided by operating activities were approximately $8.2 million for the six months ended June 30, 2020 compared to $14.9 million provided by operating activities for the same period in 2019. The table below provides additional detail of cash flows from operating activities for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Cash flows from operating activities, exclusive of changes in working capital accounts	$17,663	$5,902
Changes in operating assets and liabilities	(9,450)	8,996
Net cash used in operating activities	$8,213	$14,898

Cash From Investing Activities

Net cash flows used in investing activities were $19.5 million for the six months ended June 30, 2020, which was primarily related to the offshore exploratory prospect and completion and infrastructure costs in the Southern Delaware Basin.

Net cash flows used in investing activities were $14.6 million for the six months ended June 30, 2019, substantially all of which was related to cash capital costs for leasehold and drilling and completion costs of wells in the Southern Delaware Basin and non-operated wells in the Georgetown formation in Dimmitt County, Texas.

Cash From Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2020 were approximately $10.0 million with $6.4 million related to net borrowings outstanding under our Credit Agreement (as defined below), and approximately $3.4 million related to proceeds from the PPP loan we received under the CARES Act in April 2020. See “Paycheck Protection Program Loan” below for more information. Cash flows used in financing activities for the six months ended June 30, 2019 were approximately $0.3 million, primarily related to shares withheld from employees for the payment of taxes due on vested shares of restricted stock issued.

Credit Agreement

On September 17, 2019, we entered into a new revolving credit agreement with JPMorgan Chase Bank (the “Credit Agreement”), which established a borrowing base of $65 million. The Credit Agreement was amended on November 1, 2019, in conjunction with the closing of the Will Energy and White Star property acquisitions, to add two additional lenders and increase the borrowing base thereunder to $145 million. The borrowing base is subject to semi-annual redeterminations and may also be adjusted by certain events, including the incurrence of any senior unsecured debt, material asset dispositions or liquidation of hedges in excess of certain thresholds. The semi-annual redeterminations will occur on or around May 1st and November 1st of each year. On June 9, 2020, we entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment redetermined the borrowing base at $95 million pursuant to the regularly scheduled redetermination process, which was in excess of borrowings outstanding. The Second Amendment also provides for, among other things, further $10 million automatic reductions in our borrowing base on each of June 30, 2020 and September 30, 2020. Accordingly, the borrowing base was $85 million as of June 30, 2020. Should borrowings outstanding exceed the reduced borrowing base on the dates of those stepdowns in the borrowing base, we would need to repay any excess within a short period of time through additional sources of liquidity, such as monetization of a portion of our hedge portfolio or the debt or equity capital markets, as available. Although we do not expect to have borrowings in excess of the reduced borrowing base on September 30, 2020, there can be no assurance that such sources of capital will be available to us. The Credit Agreement matures on September 17, 2024. As of June 30, 2020, the borrowing outstanding under the Credit Agreement was $79.1 million and $1.9 million in an outstanding letter of credit, and the borrowing availability under the Credit Agreement was $4.0 million.

The Credit Agreement contains customary and typical restrictive covenants. The Credit Agreement requires a Current Ratio of greater than or equal to 1.00 and a Leverage Ratio of less than or equal to 3.50, both as defined in the Credit Agreement. The Second Amendment includes a waiver of the Current Ratio requirement until the quarter ending March 31, 2022. Additionally, the Second Amendment provides for, among other things, the increase in the Applicable Margin grid on borrowings outstanding by 50 basis points, the implementation of an accounts payable aging reporting covenant, and the implementation of typical anti-cash hoarding provisions and a cash sweep requirement, in certain circumstances, with respect to a consolidated cash balance in excess of $5.0 million. As of June 30, 2020, we were in compliance with all financial covenants under the Credit Agreement.

Paycheck Protection Program Loan

On April 10, 2020, we entered into a promissory note evidencing an unsecured loan in the amount of approximately $3.4 million (the “PPP Loan”) made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the CARES Act and is administered by the U.S. Small Business Administration. The PPP Loan to the Company is being made through JPMorgan Chase Bank, N.A and is included in “Long Term Debt” on our consolidated balance sheet.

The PPP Loan matures on the two-year anniversary of the funding date and bears interest at a fixed rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence after the six-month anniversary of the funding date. The promissory note evidencing the PPP Loan provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. We may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP, subject to an audit. Under the CARES Act, loan forgiveness is available, subject to limitations, for the sum of documented payroll costs, covered mortgage interest payments, covered rent payments and covered utilities during either: 1) the eight-week period beginning on the funding date; or 2) the 24-week period beginning on the funding date.  Forgiveness is reduced if full-time employee headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We intend to use the PPP Loan amount for qualifying expenses and expect to apply for forgiveness of all or part of the PPP Loan in accordance with the terms of the CARES Act and applicable guidance. In the event the PPP Loan or any portion thereof is forgiven, the amount forgiven is applied to outstanding principal.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Item 1. Note 2 to our Financial Statements – “Summary of Significant Accounting Policies.”

Off Balance Sheet Arrangements

We may enter into off balance sheet arrangements that can give rise to off-balance sheet obligations. As of June 30, 2020, our off balance sheet arrangements consist of delay rentals, surface damage payments and rental payments associated with salt water disposal contracts, as discussed in our 2019 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and our Chief Financial and Accounting Officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company is in the final stages of completing the integration of the accounting for the operating results of the assets of Will Energy and White Star into the Company’s internal control structure over financial reporting, and in conjunction with that process, and where deemed appropriate or necessary, has incorporated controls similar to Company controls currently existing. As a result of these integration activities, certain controls have been evaluated and revised where deemed appropriate. There was no change in our internal control over financial reporting during the three months ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Item 1. Note 12 to our Financial Statements – “Commitments and Contingencies.”

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. of Part 1 of our 2019 Form 10-K and Item 1A. of Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company withheld the following shares from employees during the quarter ended June 30, 2020 for the payment of taxes due on shares of restricted stock that vested and were issued under its stock-based compensation plans:

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part of	of Shares that May Yet
Period	Shares Withheld	Per Share	Publicly Announced Program	be Purchased Under Program

April 2020	12,498	$1.63	—	$—
May 2020	1,310	$1.91	—	$—
June 2020	—	$—	—	$—
Total	13,808	$1.65	—	$31.8 million (1)

(1)	In September 2011, the Company’s board of directors approved a $50 million share repurchase program. All shares are to be purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases are subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. The program does not have an expiration date. No shares were purchased for the quarter ended June 30, 2020. As of June 30, 2020, the Company has $31.8 million available under its share repurchase program, however, those repurchases could be limited under restrictions in the Company’s Credit Agreement.

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

3.2

Certificate of Amendment to the Amended and Restated Certificate of Formation of Contango Oil & Gas Company, dated June 10, 2020 (filed as Exhibit 3.1 to the Company’s Report on Form 8-K dated June 11, 2020, as filed with the Securities and Exchange Commission on June 11, 2020 and incorporated by reference herein).

3.3

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

10.2	Amended and Restated 2009 Stock Incentive Plan. †
31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934. †
31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101	Interactive Data Files †

†	Filed herewith.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: August 19, 2020	By:	/s/ WILKIE S. COLYER
Wilkie S. Colyer
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2020	By:	/s/ E. JOSEPH GRADY
E. Joseph Grady
Senior Vice President and Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)