Form 10-Q
period 2020-09-30
CONTANGO OIL & GAS CO
filed 2020-11-16
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of November 9, 2020 was 159,493,721.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

Unless the context requires otherwise or unless otherwise noted, all references in this Quarterly Report on Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and its subsidiaries.

Item 1. Consolidated Financial Statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

	September 30,	December 31,
	2020	2019

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,969	$1,624
Accounts receivable, net	31,797	39,567
Prepaid expenses	3,085	1,191
Current derivative asset	10,509	3,819
Inventory	455	186
Deposits and other	364	—
Total current assets	49,179	46,387
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, successful efforts method of accounting:
Proved properties	1,313,572	1,306,916
Unproved properties	19,498	27,619
Other property and equipment	1,669	1,655
Accumulated depreciation, depletion and amortization	(1,207,651)	(1,045,070)
Total property, plant and equipment, net	127,088	291,120
OTHER NON-CURRENT ASSETS:
Investments in affiliates	6,753	6,766
Long-term derivative asset	1,698	357
Right-of-use lease assets	6,276	5,885
Debt issuance costs	1,825	3,311
Total other non-current assets	16,552	16,319
TOTAL ASSETS	$192,819	$353,826

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$87,223	$104,593
Current derivative liability	3,739	3,951
Current asset retirement obligations	2,315	2,003
Total current liabilities	93,277	110,547
NON-CURRENT LIABILITIES:
Long-term debt	69,369	72,768
Long-term derivative liability	2,106	2,020
Asset retirement obligations	45,998	49,662
Lease liabilities	2,847	2,789
Deferred tax liability	676	—
Total non-current liabilities	120,996	127,239
TOTAL LIABILITIES	214,273	237,786
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY (DEFICIT):
Series C contingent convertible preferred stock, $0.04 par value, no shares authorized, issued and outstanding at September 30, 2020 and 2,700,000 shares authorized, issued and outstanding at December 31, 2019	—	108
Common stock, $0.04 par value, 400,000,000 shares authorized, 133,087,968 shares issued and 133,013,678 shares outstanding at September 30, 2020, 128,985,146 shares issued and 128,977,816 shares outstanding at December 31, 2019	5,312	5,148
Additional paid-in capital	474,510	471,778
Treasury shares at cost (74,290 shares at September 30, 2020 and 7,330 shares at December 31, 2019)	(206)	(18)
Accumulated deficit	(501,070)	(360,976)
Total shareholders’ equity (deficit)	(21,454)	116,040
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$192,819	$353,826

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
REVENUES:
Oil and condensate sales	$17,415	$7,281	$48,127	$21,126
Natural gas sales	7,930	4,293	22,718	13,792
Natural gas liquids sales	5,003	973	11,918	4,402
Fee for service revenues	1,000	—	1,000	—
Total revenues	31,348	12,547	83,763	39,320
EXPENSES:
Operating expenses	17,155	5,435	55,777	16,321
Exploration expenses	(227)	218	11,344	691
Depreciation, depletion and amortization	6,185	8,473	24,131	23,602
Impairment and abandonment of oil and gas properties	47	1,336	145,925	3,170
General and administrative expenses	6,130	5,879	17,268	15,340
Total expenses	29,290	21,341	254,445	59,124
OTHER INCOME (EXPENSE):
Loss from investment in affiliates, net of income taxes	(126)	(608)	(13)	(151)
Gain from sale of assets	38	192	4,471	601
Interest expense	(1,057)	(998)	(4,421)	(3,169)
Gain (loss) on derivatives, net	(7,369)	1,881	30,526	1,068
Other income	319	519	1,456	522
Total other income (expense)	(8,195)	986	32,019	(1,129)
NET LOSS BEFORE INCOME TAXES	(6,137)	(7,808)	(138,663)	(20,933)
Income tax provision	(668)	(30)	(1,431)	(484)
NET LOSS	$(6,805)	$(7,838)	$(140,094)	$(21,417)
NET LOSS PER SHARE:
Basic	$(0.05)	$(0.19)	$(1.07)	$(0.59)
Diluted	$(0.05)	$(0.19)	$(1.07)	$(0.59)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	131,686	41,786	131,493	36,518
Diluted	131,686	41,786	131,493	36,518

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(140,094)	$(21,417)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	24,131	23,602
Impairment of oil and natural gas properties	145,938	2,246
Exploration expenditures - dry hole costs	10,421	—
Amortization of debt issuance costs	1,486	—
Deferred income taxes	676	424
Gain on sale of assets	(4,471)	(601)
Loss from investment in affiliates	13	151
Stock-based compensation	2,378	2,193
Unrealized loss (gain) on derivative instruments	(8,155)	1,068
Changes in operating assets and liabilities:
Decrease in accounts receivable & other receivables	7,489	590
Decrease (increase) in prepaids	(1,894)	308
Increase in inventory	(305)	—
Increase (decrease) in accounts payable & advances from joint owners	(2,122)	14,871
Increase (decrease) in other accrued liabilities	(9,000)	1,211
Decrease (increase) in income taxes receivable, net	281	(454)
Increase (decrease) in income taxes payable, net	119	(126)
Decrease (increase) in deposits and other	(328)	(14,819)
Net cash provided by operating activities	$26,563	$9,247
CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas exploration and development expenditures	$(22,209)	$(27,309)
Additions to furniture & equipment	(171)	(17)
Sale of oil & gas properties	339	10
Net cash used in investing activities	$(22,041)	$(27,316)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facility	$58,000	$137,655
Repayments under credit facility	(64,768)	(169,554)
PPP loan	3,369	—
Net proceeds from equity offering	410	53,650
Purchase of treasury stock	(188)	(236)
Debt issuance costs	—	(1,402)
Net cash provided by (used in) financing activities	$(3,177)	$20,113
NET CHANGE IN CASH AND CASH EQUIVALENTS	$1,345	$2,044
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,624	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,969	$2,044

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the nine months ended September 30, 2020

(in thousands, except number of shares)

	Series C				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)

			(unaudited)
Balance at December 31, 2019	2,700,000	$108	128,977,816	$5,148	$471,778	$(18)	$(360,976)	$116,040
Equity offering costs	—	—	—	—	(47)	—	—	(47)
Treasury shares at cost	—	—	(49,474)	—	—	(157)	—	(157)
Restricted shares activity	—	—	77,485	3	(3)	—	—	—
Stock-based compensation	—	—	—	—	350	—	—	350
Net loss	—	—	—	—	—	—	(105,255)	(105,255)
Balance at March 31, 2020	2,700,000	$108	129,005,827	$5,151	$472,078	$(175)	$(466,231)	$10,931
Equity offering - common stock	—	—	155,029	6	477	—	—	483
Conversion of preferred stock to common stock	(2,700,000)	(108)	2,700,000	108	—	—	—	—
Treasury shares at cost	—	—	(13,808)	—	—	(23)	—	(23)
Restricted shares activity	—	—	149,709	6	(6)	—	—	—
Stock-based compensation	—	—	—	—	265	—	—	265
Net loss	—	—	—	—	—	—	(28,034)	(28,034)
Balance at June 30, 2020	—	$—	131,996,757	$5,271	$472,814	$(198)	$(494,265)	$(16,378)
Equity offering - common stock	—	—	8,900	—	(27)	—	—	(27)
Treasury shares at cost	—	—	(3,678)	—	—	(8)	—	(8)
Restricted shares activity	—	—	1,011,699	41	(41)	—	—	—
Stock-based compensation	—	—	—	—	1,764	—	—	1,764
Net loss	—	—	—	—	—	—	(6,805)	(6,805)
Balance at September 30, 2020	—	$—	133,013,678	$5,312	$474,510	$(206)	$(501,070)	$(21,454)

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2019

(in thousands, except number of shares)

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity

	(unaudited)
Balance at December 31, 2018	—	$—	34,158,492	$1,573	$339,981	$(129,030)	$(72,135)	$140,389
Equity offering - common stock	—	—	—	—	(86)	—	—	(86)
Treasury shares at cost	—	—	(49,415)	—	—	(186)	—	(186)
Restricted shares activity	—	—	307,650	12	(12)	—	—	—
Stock-based compensation	—	—	—	—	1,052	—	—	1,052
Net loss	—	—	—	—	—	—	(8,618)	(8,618)
Balance at March 31, 2019	—	$—	34,416,727	$1,585	$340,935	$(129,216)	$(80,753)	$132,551
Equity offering - common stock	—	—	—	—	45	—	—	45
Treasury shares at cost	—	—	(16,133)	—	—	(50)	—	(50)
Restricted shares activity	—	—	42,249	2	(2)	—	—	—
Stock-based compensation	—	—	—	—	585	—	—	585
Net loss	—	—	—	—	—	—	(4,961)	(4,961)
Balance at June 30, 2019	—	$—	34,442,843	$1,587	$341,563	$(129,266)	$(85,714)	$128,170
Equity offering - preferred stock	789,474	32	—	—	7,420	—	—	7,452
Equity offering - common stock	—	—	45,922,870	2,058	44,181	—	—	46,239
Treasury shares at reissuance	—	—	5,524,498	(221)	—	129,266	(129,045)	—
Restricted shares activity	—	—	(25,748)	(1)	1	—	—	—
Stock-based compensation	—	—	—	—	558	—	—	558
Net loss	—	—	—	—	—	—	(7,838)	(7,838)
Balance at September 30, 2019	789,474	$32	85,864,463	$3,423	$393,723	$—	$(222,597)	$174,581

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Contango Oil & Gas Company (collectively with its subsidiaries, “Contango” or the “Company”) is a Houston, Texas based independent oil and natural gas company. The Company’s business is to maximize production and cash flow from its offshore properties in the shallow waters of the Gulf of Mexico (“GOM”) and onshore Texas, Oklahoma, Louisiana and Wyoming properties and use that cash flow to explore, develop and acquire oil and natural gas properties across the United States.

The following table lists the Company’s primary producing areas as of September 30, 2020:

Location	Formation
Gulf of Mexico	Offshore Louisiana - water depths less than 300 feet
Central Oklahoma	Mississippian, Woodford, Oswego, Cottage Grove, Chester, Cleveland and Red Fork
Western Anadarko Basin	Tonkawa, Cottage Grove, Cleveland, Marmaton, Chase Sandstone, Morrow, Chester and Oswego
West Texas	Wolfcamp A and B
Other Onshore (TX, LA, WY)	Woodbine, Lewisville, Buda, Georgetown, Eagleford, and Muddy Sandstone

Impact of the COVID-19 Pandemic

A novel strain of the coronavirus (“COVID-19”) surfaced in late 2019 and has spread, and continues to spread, around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The COVID-19 pandemic has significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the COVID-19 pandemic has resulted in travel restrictions, business closures and other restrictions that have disrupted the demand for oil throughout the world and, when combined with the oil supply increase attributable to the battle for market share among the Organization of Petroleum Exporting Countries (“OPEC”), Russia and other oil producing nations, resulted in oil prices declining significantly beginning in late February 2020. While there has been a modest recovery in oil prices, the length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand, which has negatively impacted the Company’s results of operations and planned 2020 capital activities. Due to the extreme volatility in oil prices, the Company has suspended its drilling program in the Southern Delaware Basin for the remainder of the year and has focused on certain measures that include, but are not limited to, the following:

●	work from home initiatives for all but critical staff and the implementation of social distancing measures;
●	a company-wide effort to cut costs throughout the Company’s operations;
●	utilization of the Company’s available storage capacity to temporarily store a portion of its production for later sale at higher prices when advantageous to do so;
●	suspension of any further plans for operated onshore and offshore drilling in 2020;
●	pursuit of additional “fee for service” opportunities similar to the Management Services Agreement entered into in June 2020 with Mid-Con Energy Partners, LP (“Mid-Con”) (which will be terminated at the closing of the Mid-Con Acquisition (as defined below) between the Company and Mid-Con); and
●	potential acquisitions of PDP-heavy assets, with attractive, discounted valuations, in stressed/distressed scenarios or from non-industry owners.

For the remainder of 2020, the Company plans to continue to identify opportunities for cost reductions and operating efficiencies in all areas of its operations, while also searching for new resource acquisition opportunities. Acquisition efforts will be focused on PDP-heavy assets where the Company might also be able to leverage its geological and operational experience and expertise to exploit identified drilling opportunities and where it can develop an inventory of additional drilling prospects that the Company believes will enable it to economically grow production and add reserves.

From the Company’s initial entry into the Southern Delaware Basin in 2016 and through mid-2019, the Company was focused on the development of its Southern Delaware Basin acreage in Pecos County, Texas. In January 2020, the

Company brought one West Texas well online but suspended further drilling in the area in response to the dramatic decline in oil prices during the second quarter of 2020. As of September 30, 2020, the Company was producing from eighteen wells over its approximate 16,200 gross operated (7,500 company net) acre position in West Texas, prospective for the Wolfcamp A, Wolfcamp B and Second Bone Spring formations.

During the fourth quarter of 2019, the Company closed on the acquisitions of certain producing assets and undeveloped acreage of Will Energy Corporation (“Will Energy”) and White Star Petroleum, LLC and certain of its affiliates (collectively, “White Star”), and established an additional core strategic area, located primarily in the Central Oklahoma and Western Anadarko basins. These acquisitions were transformative, as production from these acquisitions represented approximately 75% of the Company’s total net production for the three and nine months ended September 30, 2020.

Management Services Agreement

On June 5, 2020, the Company announced the addition of a new corporate strategy that includes offering a property management service (or a “fee for service”) for oil and gas companies with distressed or stranded assets, or companies with a desire to reduce administrative costs by engaging a contract operator of its oil and gas assets. As part of this service offering, the Company entered into a Management Services Agreement (“MSA”) with Mid-Con (Nasdaq: MCEP), effective July 1, 2020, to provide operational services as operator of record on Mid-Con’s oil and gas properties, along with certain administrative and management services, in exchange for an annual services fee of $4 million, paid ratably over the twelve month period, plus reimbursement of certain costs and expenses, a deferred fee of $166,666 per month for each month that the agreement is in effect (not to exceed $2 million), to be paid in a lump sum upon termination of the agreement, and warrants to purchase a minority equity ownership in Mid-Con (with amount and terms of the warrants to be disclosed upon execution of the Warrant Agreement). Both the Company and Mid-Con and their employees have indemnification rights in this fee for service arrangement. As of June 4, 2020, John C. Goff, Chairman of the Board of Directors of the Company, beneficially owned approximately 56% of the common units of Mid-Con, and Travis Goff, John C. Goff’s son and the President of Goff Capital, Inc., served on the board of directors of the general partner of Mid-Con. The Company recorded approximately $1.0 million in revenue during the three months ended September 30, 2020 related to this MSA with Mid-Con which is included in “Fee for services revenue” in its consolidated statements of operations.

Open Market Sale Agreement

On June 24, 2020, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) among the Company and Jefferies LLC (the “Sales Agent”). Pursuant to the terms of the Sale Agreement, the Company may sell, from time to time through the Sales Agent in the open market, shares of the Company’s common stock, having an aggregate public offering price of up to $100,000,000 (the “Shares”) (the “ATM Program”). The Company intends to use the net proceeds from any sales through the ATM Program, after deducting the Sales Agent’s commission and the Company’s offering expenses, to repay borrowings under its Credit Agreement (as defined below) and for general corporate purposes, including, but not limited to, acquisitions and exploratory drilling. Under the Sale Agreement, the Company sold 163,929 Shares during the nine months ended September 30, 2020 for net proceeds of $0.5 million.

Acquisition of Mid-Con and Increase in Borrowing Base

On October 25, 2020, the Company and Mid-Con entered into an agreement and plan of merger providing for the acquisition by the Company of Mid-Con in an all-stock merger transaction in which Mid-Con will become a direct, wholly owned subsidiary of Contango (the “Mid-Con Acquisition”). The Mid-Con Acquisition is expected to close in late 2020 or early 2021, at which time the MSA will be terminated. On October 30, 2020, the Company entered into the Third Amendment (the “Third Amendment”) to its revolving credit agreement with JPMorgan Chase Bank (the “Credit Agreement”) under which, among other things, the Company’s borrowing base will be increased from $75 million to $130 million, effective upon the closing of the Mid-Con Acquisition. See Note 13 – “Subsequent Events” for further details.

Private Placement Sale of Contango Common Stock

Concurrently with the announcement of the Mid-Con Acquisition, the Company announced the execution of an agreement with a select group of institutional and accredited investors to sell 26,451,988 common shares for gross proceeds of approximately $39.7 million. The immediate use of those proceeds was for the repayment of debt outstanding under the

Company’s Credit Agreement and general corporate purposes, including costs and fees of the offering and future producing acquisitions. See Note 13 – “Subsequent Events” for further details.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the SEC, including instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the 2019 Form 10-K. These unaudited interim consolidated results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

The Company’s consolidated financial statements include the accounts of Contango Oil & Gas Company and its subsidiaries after elimination of all material intercompany balances and transactions. All wholly owned subsidiaries are consolidated. The Company’s investment in Exaro Energy III LLC (“Exaro”), through its wholly owned subsidiary, Contaro Company, is accounted for using the equity method of accounting, and therefore, the Company does not include its share of individual operating results, production or reserves in those reported for the Company’s consolidated results of operations.

Oil and Gas Properties - Successful Efforts

The Company’s application of the successful efforts method of accounting for its oil and natural gas exploration and production activities requires judgment as to whether particular wells are developmental or exploratory, since exploratory costs and the costs related to exploratory wells that are determined to not have proved reserves must be expensed, whereas developmental costs are capitalized. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and natural gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. On occasion, wells are drilled which have targeted geologic structures that are both developmental and exploratory in nature, and in such instances an allocation of costs is required to properly account for the results. Delineation seismic costs incurred to select development locations within a productive oil or natural gas field are typically treated as development costs and capitalized, but often these seismic programs extend beyond the proved reserve areas, and therefore, management must estimate the portion of seismic costs to expense as exploratory. During the quarter ended June 30, 2020, the Company drilled an unsuccessful exploratory well in the Gulf of Mexico, resulting in a charge of $10.4 million for drilling and prospect costs included in “Exploration expenses” in the Company’s consolidated statements of operations for the nine months ended September 30, 2020. The evaluation of oil and natural gas leasehold acquisition costs included in unproved properties requires management’s judgment of exploratory costs related to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

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

In the first quarter of 2020, the COVID-19 pandemic and the resulting deterioration in the global demand for oil, combined with the failure by OPEC and Russia to reach an agreement on lower production quotas until April 2020, caused a dramatic increase in the supply of oil, a corresponding decrease in commodity prices, and reduced the demand for all commodity products. The second and third quarters of 2020 were further adversely affected by the continuation of the COVID-19 pandemic and the actions and measures that countries, states, localities, central banks, international financing and funding organizations, stock markets, businesses and individuals have taken to address the spread of the coronavirus and associated illnesses, the continued volatility of the oil and gas market, and the failure of OPEC and Russia to consistently and fully adhere to the quotas delineated in their agreement. Consequently, during the three months ended March 31, 2020, the Company recorded a $143.3 million non-cash charge for proved property impairment of its onshore properties related to the dramatic decline in commodity prices, the “PV-10” (present value, discounted at a 10% rate) of its proved reserves, and the associated change in its current development plans for its proved, undeveloped locations. During the nine months ended September 30, 2019, the Company recognized $0.2 million in non-cash proved property impairment related to leases in Wyoming and an onshore non-operated property.

Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value of those properties, with any such impairment charged to expense in the period. The Company recorded a $2.6 million non-cash charge for unproved impairment expense during the nine months ended September 30, 2020, the majority of which was recorded during the first quarter of 2020. The impairment primarily related to acquired leases in the Company’s Central Oklahoma and Western Anadarko regions which will be expiring in 2020, and which the Company has no current plans to develop as a result of the current commodity price environment. The Company recognized non-cash impairment expense of approximately $1.2 million and approximately $2.0 million for three and nine months ended September 30, 2019, respectively, related to impairment of certain unproved properties primarily due to expiring leases.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities, including unexercised stock options, performance stock units and unvested restricted stock, have not been considered when their effect would be antidilutive. The Company excluded 924,082 shares or units, and 480,426 shares or units of potentially dilutive securities during the three and nine months ended September 30, 2020, respectively, as they were antidilutive. For the three and nine months ended September 30, 2019, the Company excluded 2,621,614 shares or units and 1,115,719 shares or units, respectively, of potentially dilutive securities, as they were antidilutive.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) related to the calculation of credit losses on financial instruments. All financial instruments not accounted for at fair value will be impacted, including the Company’s trade and joint interest billing receivables. Allowances are to be measured using a current expected credit loss model as of the reporting date that is based on historical experience, current conditions and reasonable and supportable forecasts. This is significantly different from the current model that increases the allowance when losses are probable. Initially, ASU 2016-13 was effective for all public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and will be applied with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The FASB subsequently issued ASU 2019-04 (“ASU 2019-04”): Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives, and Topic 825, Financial Instruments and ASU 2019-05 (“ASU 2019-05”): Financial Instruments-Credit Losses (Topic 326) – Targeted Transition Relief. ASU 2019-04 and ASU 2019-05 provide certain codification improvements related to the implementation of ASU 2016-13 and targeted transition relief consisting of an option to irrevocably elect the fair value option for eligible instruments. In November 2019, the FASB issued ASU 2019-10 – Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This amendment deferred the effective date of ASU 2016-13 from January 1, 2020 to January 1, 2023 for calendar year-end smaller reporting companies, which includes the Company. The Company plans to defer the implementation of ASU 2016-13, and the related updates.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. ASU 2020-04 will be in effect through December 31, 2022. The Company is currently assessing the potential impact of ASU 2020-04 on its consolidated financial statements.

3. Acquisitions and Dispositions

On June 1, 2020, the Company closed on the sale of certain producing and non-producing properties located in its Central Oklahoma and Western Anadarko regions. These non-core, marginally economic properties were a minor portion of the value of properties acquired from Will Energy and were sold in exchange for the buyer’s assumption of the plugging and abandonment liabilities of these properties and revenue held in suspense. The Company recorded a gain of $4.2 million as a result of the buyer’s assumption of the asset retirement obligations associated with the sold properties.

On April 1, 2020, the Company closed on the sale of certain non-producing properties located in its Central Oklahoma region. These properties were a minor portion of the value of properties acquired from White Star and were sold for approximately $0.5 million. The Company recorded a gain of $0.2 million as a result of the buyer’s assumption of the asset retirement obligations associated with the sold properties.

On September 30, 2019, the Company entered into an asset purchase and sale agreement with White Star to acquire certain assets and liabilities, including approximately 306,000 net acres located in the STACK, Anadarko and Cherokee operating districts in Oklahoma. As of September 30, 2019, the Company paid a $12.5 million deposit which is included in “Decrease (increase) in deposits and other” on the Company’s consolidated statement of cash flows for the nine months ended September 30, 2019. Closing of the White Star acquisition occurred on November 1, 2019, for a total aggregate consideration of $132.5 million. Following adjustments for the results of operations for the period between the effective and closing dates, and other estimated, customary closing adjustments, the net consideration paid was approximately $95.6 million in cash.

On September 12, 2019, the Company announced it entered into a contribution and purchase agreement with Will Energy to acquire approximately 155,900 net acres located in North Louisiana (8,000 net acres) and the Western Anadarko Basin in Western Oklahoma and the Texas Panhandle (147,900 net acres). Closing of the Will Energy acquisition occurred on October 25, 2019, for a total aggregate consideration of $23 million. Following adjustments for sales of non-core, non-operated Louisiana properties by Will Energy, the results of operations for the period between the effective and closing dates, and other estimated, customary closing adjustments, the net consideration paid consisted of $14.75 million in cash, including a $1.6 million deposit paid during the three months ended September 30, 2019, and 3.5 million shares of common stock.

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

4. Fair Value Measurements

The Company’s determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company’s consolidated balance sheets, but also the impact of the Company’s nonperformance risk on its own liabilities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). A fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2020. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There have been no transfers between Level 1, Level 2 or Level 3.

Fair value information for financial assets and liabilities was as follows as of September 30, 2020 (in thousands):

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts - assets	$12,207	$—	$12,207	$—
Commodity price contracts - liabilities	$(5,845)	$—	$(5,845)	$—

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

As of September 30, 2020, the Company’s derivative contracts were all with major institutions with investment grade credit ratings which are believed to have minimal credit risk, which primarily are lenders within the Company’s bank group. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

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

As of September 30, 2020, the Company’s oil and natural gas derivative positions consisted of swaps and costless collars. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for oil and natural gas. A costless collar consists of a purchased put option and a sold call option, which establishes a minimum and maximum price, respectively, that the Company will receive for the volumes under the contract.

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

As of September 30, 2020, the following financial derivative instruments were in place (fair value in thousands):

Commodity	Period	Derivative	Volume/Month	Price/Unit	Fair Value
Oil	Oct 2020	Collar	3,442	Bbls	$52.00	-	65.70	(1)	$40

Oil	Oct 2020 - Dec 2020	Swap	15,000	Bbls	$57.74	(1)	$771

Oil	Oct 2020	Swap	2,500	Bbls	$54.33	(1)	$35
Oil	Nov 2020 - Dec 2020	Swap	3,500	Bbls	$54.33	(1)	$95

Oil	Oct 2020 - Dec 2020	Swap	35,000	Bbls	$54.70	(1)	$1,483

Oil	Oct 2020 - Dec 2020	Swap	35,000	Bbls	$54.58	(1)	$1,468

Oil	Jan 2021 - March 2021	Swap	19,000	Bbls	$50.00	(1)	$481
Oil	April 2021 - July 2021	Swap	12,000	Bbls	$50.00	(1)	$363
Oil	Aug 2021 - Sept 2021	Swap	10,000	Bbls	$50.00	(1)	$142

Oil	Jan 2021 - July 2021	Swap	62,000	Bbls	$52.00	(1)	$4,314
Oil	Aug 2021 - Sept 2021	Swap	55,000	Bbls	$52.00	(1)	$1,000
Oil	Oct 2021 - Dec 2021	Swap	64,000	Bbls	$52.00	(1)	$1,698

Commodity	Period	Derivative	Volume/Month		Price/Unit		Fair Value
Natural Gas	Oct 2020	Swap	40,000	Mmbtus	$2.532	(2)	$17

Natural Gas	Nov 2020 - Dec 2020	Swap	375,000	Mmbtus	$2.696	(2)	$(94)

Natural Gas	Oct 2020 - Dec 2020	Swap	350,000	Mmbtus	$2.53	(2)	$(54)

Natural Gas	Oct 2020 - Dec 2020	Swap	350,000	Mmbtus	$2.532	(2)	$(52)

Natural Gas	Jan 2021 - March 2021	Swap	185,000	Mmbtus	$2.505	(2)	$(383)
Natural Gas	April 2021 - July 2021	Swap	120,000	Mmbtus	$2.505	(2)	$(132)
Natural Gas	Aug 2021 - Sept 2021	Swap	10,000	Mmbtus	$2.505	(2)	$(6)

Natural Gas	Jan 2021 - March 2021	Swap	185,000	Mmbtus	$2.508	(2)	$(381)
Natural Gas	April 2021 - July 2021	Swap	120,000	Mmbtus	$2.508	(2)	$(131)
Natural Gas	Aug 2021 - Sept 2021	Swap	10,000	Mmbtus	$2.508	(2)	$(7)

Natural Gas	Jan 2021 - March 2021	Swap	650,000	Mmbtus	$2.508	(2)	$(1,340)
Natural Gas	April 2021 - Oct 2021	Swap	400,000	Mmbtus	$2.508	(2)	$(806)
Natural Gas	Nov 2021 - Dec 2021	Swap	580,000	Mmbtus	$2.508	(2)	$(520)

Natural Gas	April 2021 - Nov 2021	Swap	70,000	Mmbtus	$2.36	(2)	$(253)
Natural Gas	Dec 2021	Swap	350,000	Mmbtus	$2.36	(2)	$(233)

Natural Gas	Jan 2022 - March 2022	Swap	780,000	Mmbtus	$2.542	(2)	$(1,153)

		Total net fair value of derivative instruments					$6,362

(1)    Based on West Texas Intermediate oil prices.

(2)    Based on Henry Hub NYMEX natural gas prices.

In addition to the above financial derivative instruments, the Company also had a costless swap agreement with a Midland WTI – Cushing oil differential swap price of $0.05 per barrel of oil. The agreement fixes the Company’s exposure to that differential on 10,000 barrels per month for October 2020 through December 2020. The fair value of this costless swap agreement was zero as of September 30, 2020.

On October 23, 2020, and subsequent to the end of the third quarter, the Company entered into the following additional derivative contracts:

Commodity	Period	Derivative	Volume/Month		Price/Unit
Oil	April 2022 - Oct 2022	Swap	25,000	Bbls	$42.04	(1)

Natural Gas	April 2022 - July 2022	Swap	650,000	Mmbtus	$2.515	(2)
Natural Gas	Aug 2022 - Oct 2022	Swap	350,000	Mmbtus	$2.515	(2)

Natural Gas	Jan 2022 - March 2022	Swap	250,000	Mmbtus	$3.149	(2)

(1)    Based on West Texas Intermediate oil prices.

(2)    Based on Henry Hub NYMEX natural gas prices.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of September 30, 2020 (in thousands):

	Gross	Netting (1)	Total
Assets	$12,207	$—	$12,207
Liabilities	$(5,845)	$—	$(5,845)

(1) Represents counterparty netting under agreements governing such derivatives.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of December 31, 2019 (in thousands):

	Gross	Netting (1)	Total
Assets	$4,176	$—	$4,176
Liabilities	$(5,971)	$—	$(5,971)

(1) Represents counterparty netting under agreements governing such derivatives.

The following table summarizes the effect of derivative contracts on the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Oil contracts	$3,959	$500	$15,217	$1,442
Natural gas contracts	1,709	371	7,154	694
Realized gain	$5,668	$871	$22,371	$2,136

Oil contracts	$(6,329)	$1,049	$17,840	$(2,029)
Natural gas contracts	(6,708)	(39)	(9,685)	961
Unrealized gain (loss)	$(13,037)	$1,010	$8,155	$(1,068)
Gain (loss) on derivatives, net	$(7,369)	$1,881	$30,526	$1,068

6. Stock-Based Compensation

Amended and Restated 2009 Incentive Compensation Plan

On June 8, 2020, the stockholders of the Company approved the third amendment to the Amended and Restated 2009 Incentive Compensation Plan (as amended, the “Plan”) in the form of an amendment and restatement of the Plan that, among other things, increased the number of shares of the Company’s common stock authorized for issuance pursuant to the Plan by 9,000,000 shares and increased the maximum aggregate number of shares of common stock that may be granted to any individual during any calendar year from 250,000 to 1,000,000. The Plan allows for stock options, restricted stock or performance stock units to be awarded to officers, directors and employees as a performance-based award.

Restricted Stock

During the nine months ended September 30, 2020, the Company granted 1,041,365 shares of restricted common stock, which vest ratably over three years, to employees as part of their overall compensation package. Additionally, during the nine months ended September 30, 2020, the Company granted 152,248 shares of restricted common stock, which vest over one year, to directors pursuant to the Company’s Director Compensation Plan. The weighted average fair value of the restricted shares granted during the nine months ended September 30, 2020, was $2.26 per share, with a total fair value of approximately $2.7 million, with no adjustment for an estimated weighted average forfeiture rate. There were 32,205 forfeitures of restricted stock during the nine months ended September 30, 2020. The aggregate intrinsic value of restricted shares forfeited during the nine months ended September 30, 2020 was approximately $0.1 million. The Company recognized approximately $0.8 million in restricted stock compensation expense during the nine months ended September 30, 2020 related to restricted stock previously granted to its officers, employees and directors. As of September 30, 2020, an additional $2.7 million of compensation expense related to restricted stock remained to be recognized over the remaining weighted-average vesting period of 2.3 years. Approximately 6.3 million shares remained available for grant under the Amended and Restated 2009 Incentive Compensation Plan as of September 30, 2020, assuming PSUs (as defined below) are settled at 100% of target.

During the nine months ended September 30, 2019, the Company granted 307,650 shares of restricted common stock, which vest over three years, to employees and executive officers as part of their overall compensation package. Additionally, during the nine months ended September 30, 2019, the Company granted 80,410 shares of restricted common stock, which vest over one year, to directors pursuant to the Company’s Director Compensation Plan. The weighted average fair value of the restricted shares granted during the nine months ended September 30, 2019, was $2.91 per share, with a total fair value of approximately $1.1 million, with no adjustment for an estimated weighted average forfeiture rate. During the nine months ended September 30, 2019, 63,909 restricted shares were forfeited by former employees. The aggregate intrinsic value of restricted shares forfeited during the nine months ended September 30, 2019 was approximately $0.3 million. The Company recognized approximately $1.7 million in restricted stock compensation expense during the nine months ended September 30, 2019 related to restricted stock granted to its officers, employees and directors.

Performance Stock Units

Performance stock units (“PSUs”) represent the opportunity to receive shares of the Company’s common stock at the time of settlement. The number of shares to be awarded upon settlement of these PSUs may range from 0% to 300% of the targeted number of PSUs stated in the award agreements, contingent upon the achievement of certain share price appreciation targets as compared to share appreciation of a specific peer group or peer group index over a three-year performance period. The PSUs vest at the end of the three-year performance period, with the final number of shares to be issued determined at that time, based on the Company’s share performance during the period compared to the average performance of the peer group.

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

During the nine months ended September 30, 2020, the Company granted 2,846,140 PSUs to its executive officers and certain employees as part of their overall compensation package. The performance period will be measured between May 1, 2020 and April 30, 2023. These granted PSUs were valued at a weighted average fair value of $4.90 per unit. In January 2020, 77,485 shares of the PSUs granted in 2017 vested, of which 22,972 PSUs were withheld for taxes, and are included with the restricted stock activity in the consolidated statement of shareholders’ equity. No PSUs were forfeited during the nine months ended September 30, 2020. The Company recognized approximately $1.6 million in stock compensation expense related to PSUs during the nine months ended September 30, 2020. As of September 30, 2020, an additional $13.1 million of compensation expense related to PSUs remained to be recognized over the remaining weighted-average vesting period of 2.5 years.

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

Stock Options

Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the nine months ended September 30, 2020 and 2019, there was no excess tax benefit recognized.

Compensation expense related to stock option grants are recognized over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. No stock options were granted during the nine months ended September 30, 2020 or 2019.

During the nine months ended September 30, 2020, no stock options were exercised and stock options for 869 shares were forfeited by former employees. During the nine months ended September 30, 2019, no stock options were exercised and stock options for 12,673 shares were forfeited by former employees.

7. Leases

During the nine months ended September 30, 2020, the Company entered into new compressor contracts with lease terms of twelve months or more, which qualify as operating leases. The Company also entered into new contracts for vehicles and office equipment with lease terms of twelve months or more, which qualify as finance leases. As of September 30, 2020, the Company’s operating leases were for compressors and office space at its two corporate offices and three field offices, while the Company’s finance leases were for vehicles and office equipment.

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

The following table summarizes the balance sheet information related to the Company’s leases as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Operating lease right of use asset (1)	$3,253	$4,316

Operating lease liability - current (2)	$(2,434)	$(2,597)
Operating lease liability - long-term (3)	(733)	(1,738)
Total operating lease liability	$(3,167)	$(4,335)

Financing lease right of use asset (1)	$3,023	$1,569

Financing lease liability - current (2)	$(939)	$(524)
Financing lease liability - long-term (3)	(2,114)	(1,051)
Total financing lease liability	$(3,053)	$(1,575)

(1)	Included in “Right-of-use lease assets” on the consolidated balance sheet.
(2)	Included in “Accounts payable and accrued liabilities” on the consolidated balance sheet.
(3)	Included in “Lease liabilities” on the consolidated balance sheet.

The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating and financing lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. For leases existing prior to January 1, 2019, the incremental borrowing rate as of January 1, 2019 was used for the remaining lease term.

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Weighted Average Remaining Lease Terms (in years):
Operating leases	1.66	2.16
Financing leases	3.35	3.14

Weighted Average Discount Rate:
Operating leases	5.73%	6.04%
Financing leases	5.94%	6.24%

Maturities for the Company’s lease liabilities on the consolidated balance sheet as of September 30, 2020, were as follows (in thousands):

	September 30, 2020
	Operating Leases	Financing Leases
2020 (remaining after September 30, 2020)	$835	$168
2021	1,926	1,094
2022	240	931
2023	170	774
2024	158	414
Total future minimum lease payments	3,329	3,381
Less: imputed interest	(162)	(328)
Present value of lease liabilities	$3,167	$3,053

The following table summarizes expenses related to the Company’s leases for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Operating lease cost (1) (2)	$843	$138
Financing lease cost - amortization of right-of-use assets	197	-
Financing lease cost - interest on lease liabilities	39	5
Administrative lease cost (3)	19	19
Short-term lease cost (1) (4)	562	781
Total lease cost	$1,660	$943

(1)	This total does not reflect amounts that may be reimbursed by other third parties in the normal course of business, such as non-operating working interest owners.
(2)	Costs related to office leases and compressors with lease terms of twelve months or more.
(3)	Costs related primarily to office equipment and IT solutions with lease terms of more than one month and less than one year.
(4)	Costs related primarily to drilling rigs, generators and compressor agreements with lease terms of more than one month and less than one year.

The following table summarizes expenses related to the Company’s leases for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating lease cost (1) (2)	$2,212	$609
Financing lease cost - amortization of right-of-use assets	450	-
Financing lease cost - interest on lease liabilities	88	5
Administrative lease cost (3)	56	56
Short-term lease cost (1) (4)	1,614	3,359
Total lease cost	$4,420	$4,029

(1)	This total does not reflect amounts that may be reimbursed by other third parties in the normal course of business, such as non-operating working interest owners.
(2)	Costs related to office leases and compressors with lease terms of twelve months or more.
(3)	Costs related primarily to office equipment and IT solutions with lease terms of more than one month and less than one year.
(4)	Costs related primarily to drilling rigs, generators and compressor agreements with lease terms of more than one month and less than one year.

During the nine months ended September 30, 2020, there were $2.4 million and $0.6 million in cash payments related to operating leases and financing leases, respectively. During the nine months ended September 30, 2019, there were $0.2 million and $4,000 in cash payments related to operating leases and financing leases, respectively.

8. Other Financial Information

The following table provides additional detail for accounts receivable, prepaid expenses and accounts payable and accrued liabilities which are presented on the consolidated balance sheets (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable:
Trade receivables (1)	$13,818	$21,110
Receivable for Alta Resources distribution	1,712	1,712
Joint interest billings	14,478	13,104
Income taxes receivable	268	509
Other receivables	2,515	4,126
Allowance for doubtful accounts	(994)	(994)
Total accounts receivable	$31,797	$39,567

Prepaid expenses:
Prepaid insurance	$2,529	$683
Other (2)	556	508
Total prepaid expenses	$3,085	$1,191

Accounts payable and accrued liabilities:
Royalties and revenue payable	$54,127	$49,644
Advances from partners (3)	79	6,733
Accrued exploration and development (3)	992	8,210
Trade payables	15,741	14,086
Accrued general and administrative expenses (4)	4,811	12,037
Accrued operating expenses	5,030	5,794
Accrued operating and finance leases	3,374	3,120
Other accounts payable and accrued liabilities	3,069	4,969
Total accounts payable and accrued liabilities	$87,223	$104,593

(1)	Decrease in 2020 primarily due to lower receivables from oil sales as a result of the dramatic decline in oil prices in 2020.
(2)	Other prepaids primarily includes software licenses and additional licenses purchased in relation to the properties acquired from Will Energy and White Star.
(3)	Decrease in 2020 due to a decrease in drilling and completion activity. In response to the dramatic decline in commodity prices in the first quarter of 2020, the Company suspended further operated drilling in its West Texas area, and in its other onshore areas.
(4)	The December 31, 2019 balance included an accrual of $6.3 million for a legal judgment that was paid in April 2020.

Included in the table below are supplemental cash flow disclosures and non-cash investing activities during the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash payments:
Interest payments	$2,991	$3,037
Income tax payments	$233	$668
Non-cash investing activities in the consolidated statements of cash flows:
Increase (decrease) in accrued capital expenditures (1)	$(7,113)	$7,284

(1)	Decrease in 2020 due to a decrease in drilling and completion activity. In response to the dramatic decline in commodity prices in the first quarter of 2020, the Company suspended further operated drilling.

9. Investment in Exaro Energy III LLC

The Company maintains an ownership interest in Exaro of approximately 37%. The Company’s share in the equity of Exaro at September 30, 2020 was approximately $6.8 million. The Company accounts for its ownership in Exaro using the equity method of accounting, and therefore, does not include its share of individual operating results or production in those reported for the Company’s consolidated results.

The Company’s share in Exaro’s results of operations recognized for the three months ended September 30, 2020 and 2019 was a loss of $0.1 million, net of no tax expense and a loss of $0.6 million, net of no tax expense, respectively. The Company’s share in Exaro’s results of operations recognized for the nine months ended September 30, 2020 and 2019 was a loss of $13,000, net of no tax expense, and a gain of $0.1 million, net of no tax expense, respectively.

10. Long-Term Debt

Credit Agreement

On September 17, 2019, the Company entered into its new revolving credit agreement with JPMorgan Chase Bank and other lenders (as amended, the “Credit Agreement”), which established a borrowing base of $65 million. The Credit Agreement matures on September 17, 2024. The Credit Agreement was amended on November 1, 2019, in conjunction with the closing of the acquisitions of certain producing assets and undeveloped acreage from Will Energy and White Star, to add two additional lenders and increase the borrowing base thereunder to $145 million. The borrowing base is subject to semi-annual redeterminations which will occur on or around May 1st and November 1st of each year. On June 9, 2020, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment redetermined the borrowing base at $95 million pursuant to the regularly scheduled redetermination process. The Second Amendment also provides for, among other things, further $10 million automatic reductions in the borrowing base on each of June 30, 2020 and September 30, 2020. As a result, the borrowing base was $75 million as of September 30, 2020.

As of September 30, 2020, the Company had approximately $66.0 million outstanding under the Credit Agreement and $1.9 million in an outstanding letter of credit. As of December 31, 2019, the Company had approximately $72.8 million outstanding under the Credit Agreement and $1.9 million in an outstanding letter of credit. As of September 30, 2020, borrowing availability under the Credit Agreement was $7.1 million.

The Company initially incurred $1.8 million of arrangement and upfront fees in connection with the Credit Agreement and incurred an additional $1.6 million in fees for the first amendment to the Credit Agreement, which is to be amortized over the five-year term of the Credit Agreement. No fees were paid for the Second Amendment. During the three months ended June 30, 2020 the Company expensed $1.0 million of the fees discussed above, which originally were to be amortized over the life of the loan, due to the reduction in the borrowing base per the Second Amendment. The Company amortized $1.5 million in fees during the nine months ended September 30, 2020, including the $1.0 million mentioned above. As of September 30, 2020, the remaining amortizable balance of these fees was $1.8 million, which will be amortized through September 17, 2024.

Total interest expense under the Company’s Credit Agreement, including commitment fees and the additional $1.0 million in expensed loan fees discussed above, for the three and nine months ended September 30, 2020 was approximately $1.1 million and $4.4 million, respectively. Total interest expense under the Company’s current and previous credit agreements, including commitment fees, for the three and nine months ended September 30, 2019 was approximately $1.0 million and $3.2 million, respectively.

The weighted average interest rates in effect at September 30, 2020 and December 31, 2019 were 3.9% and 4.3%, respectively.

The Credit Agreement is collateralized by liens on substantially all of the Company’s oil and gas properties and other assets and security interests in the stock of its wholly owned and/or controlled subsidiaries. The Company’s wholly owned and/or controlled subsidiaries are also required to join as guarantors under the Credit Agreement.

The Credit Agreement contains customary and typical restrictive covenants. The Credit Agreement requires a Current Ratio of greater than or equal to 1.00 and a Leverage Ratio of less than or equal to 3.50, both as defined in the Credit Agreement. The Second Amendment includes a waiver of the Current Ratio requirement until the quarter ending March 31, 2022. Additionally, the Second Amendment, among other things, provides for an increase in the Applicable Margin grid on borrowings outstanding of 50 basis points, and includes provisions requiring monthly aged accounts payable reports and typical anti-cash hoarding and cash sweep provisions with respect to a consolidated cash balance in excess of $5.0 million. The Credit Agreement also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, a going concern qualification, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events. As of September 30, 2020, the Company was in compliance with all of its covenants under the Credit Agreement.

On October 30, 2020, the Company entered into the Third Amendment to the Credit Agreement under which, among other things, the Company’s borrowing base will be increased from $75 million to $130 million, effective upon the closing of the Mid-Con Acquisition, which is expected to close in late 2020 or early 2021. In addition to the Third Amendment and in connection with the execution of the Merger Agreement, the lenders party to the Credit Agreement agreed to postpone the November 1, 2020 scheduled borrowing base redetermination required under the Credit Agreement until December 31, 2020. See Note 13 – “Subsequent Events” for further details.

Paycheck Protection Program Loan

On April 10, 2020, the Company entered into a promissory note evidencing an unsecured loan in the amount of approximately $3.4 million (the “PPP Loan”) made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration. The PPP Loan to the Company is being made through JPMorgan Chase Bank, N.A and is included in “Long-Term Debt” on the Company’s consolidated balance sheet.

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

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP, subject to an audit. Under the CARES Act, loan forgiveness is available, subject to limitations, for the sum of documented payroll costs, covered mortgage interest payments, covered rent payments and covered utilities during either: (1) the eight-week period beginning on the funding date; or (2) the 24-week period beginning on the funding date. Forgiveness is reduced if full-time employee headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The Company utilized the PPP Loan amount for qualifying expenses during the 24-week coverage period, and on September 30, 2020, submitted its application for forgiveness of all of the PPP Loan in accordance with the terms of the CARES Act and related guidance. In the event the PPP Loan or any portion thereof is forgiven, the amount forgiven is applied to the outstanding principal.

11. Income Taxes

The Company’s income tax provision for continuing operations consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current tax provision:
Federal	$—	$—	$274	$—
State	369	30	481	484
Total	$369	$30	$755	$484
Deferred tax provision:
Federal	$—	$—	$—	$—
State	299	—	676	—
Total	$299	$—	$676	$—
Total tax provision:
Federal	$—	$—	$274	$—
State	668	30	1,157	484
Total income tax provision:	$668	$30	$1,431	$484

The Federal income tax expense results from an adjustment in the previous period of the credit for Alternative Minimum Tax (“AMT”) paid in prior years. As a result of the tax reform in 2017, the corporate AMT was repealed, and any AMT credit was made refundable. The first half of the credit was refunded when the Company filed its 2018 federal income tax return, and the second half of the credit will be refundable when the Company files its tax return for the tax year ended December 31, 2019. The CARES Act modified the timing of these refunds, allowing the Company to request an expedited refund of $0.3 million during the quarter ended June 30, 2020. This amount was previously accounted for as an income tax benefit when the corporate AMT was repealed. State income tax expense relates to income taxes for the quarter and the nine months which are expected to be owed to the states of Louisiana and Oklahoma resulting from activities within those states and, in each case, that are not shielded by existing Federal tax attributes.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the amount of deferred tax liabilities, level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is not more-likely-than-not that it will realize the benefits of these deductible differences and, therefore, adjusted valuation allowances for federal and state purposes (with the exception of Oklahoma) to $133.2 million and $0.9 million, respectively, as of September 30, 2020. Oklahoma deferred tax expense of $0.3 million was recognized during the quarter ended September 30, 2020. No Oklahoma valuation allowance has been recorded as of September 30, 2020. The $28.9 million net increase from the valuation allowance recorded at December 31, 2019, like other items in the Company’s accounting for income taxes during the current quarter, was determined using a specific September 30, 2020 cut-off date, as an accurate estimate of 2020 pre-tax income or income tax expense cannot be reliably made at this time. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

As of September 30, 2020, the Company had federal net operating loss (“NOL”) carryforwards of approximately $402.2 million and state NOLs of $17.3 million. The Federal NOL carryforwards occurred due to the merger with Crimson Exploration, Inc. in 2013 and subsequent taxable losses during the years 2014 through 2019 due to lower commodity prices and utilization of various elections available to the Company in expensing capital expenditures incurred in the development of oil and gas properties.

Generally, these NOLs are available to reduce future taxable income and the related income tax liability subject to the limitations set forth in Internal Revenue Code Section 382 related to changes of more than 50% of ownership of the Company’s stock by 5% or greater shareholders over a three-year period (a Section 382 Ownership Change) from the time of such an ownership change. The Company experienced two separate Section 382 Ownership Changes in connection with two of its equity offerings occurring in 2018 and 2019, respectively (the “Ownership Changes”). Market conditions at the time of the 2019 Ownership Change had diminished from the time of the 2018 Ownership Change, thus subjecting virtually all of the Company’s tax attributes to an annual limitation of $0.7 million a year (in pre-tax dollars). This lower annual limitation resulting from the 2019 Ownership Change effectively eliminates the ability to utilize these tax attributes in the future. During the quarter ended September 30, 2020, the Company had no activity resulting in an additional Section 382 Ownership Change.

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

In January 2016, the Company was named as the defendant in a lawsuit filed in the District Court for Harris County in Texas by a third-party operator. The Company participated in the drilling of a well in 2012, which experienced serious difficulties during the initial drilling, which eventually led to the plugging and abandoning of the wellbore prior to reaching the target depth. In dispute is whether the Company is responsible for the additional costs related to the drilling difficulties and plugging and abandonment. In September 2019, the case went to trial, and the court ruled in favor of the plaintiff. Prior to the judgment, the Company had approximately $1.1 million in accounts payable related to the disputed costs associated with this case. As a result of the judgment, during the three months ended September 30, 2019, the Company recorded an additional $2.1 million liability for the final judgment plus fees and interest. The Company has filed an appeal with the appellate court for a review of the initial trial court’s decision. The Company and the plaintiff filed briefs with the appellate court on October 6, 2020 and are awaiting the court’s response.

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

Throughput Contract Commitment

The Company signed a throughput agreement with a third-party pipeline owner/operator that constructed a natural gas gathering pipeline in Southeast Texas that allowed the Company to defray the cost of building the pipeline itself. Beginning in late 2016, the Company was unable to meet the minimum monthly gas volume deliveries through this line in Southeast Texas and continued to not meet the minimum throughput requirements under the agreement through the expiration of the throughput commitment in March 2020. As of December 31, 2019, the Company recorded a $1.0 million loss contingency through the expiration of the contract on March 31, 2020, which is to be paid in three equal monthly installments in 2020. The first two payments were made in August and September 2020, and the final payment was made in October 2020.

13. Subsequent Events

Acquisition of Mid-Con

On October 25, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement’) with Mid-Con and Mid-Con Energy GP, LLC, the general partner of Mid-Con (“Mid-Con GP”), pursuant to which Mid-Con will merge with and into Michael Merger Sub LLC, a Delaware limited liability company and a wholly-owned, direct subsidiary of the Company (the “Mid-Con Acquisition”). At the effective time of the Mid-Con Acquisition (the “Effective Time”), each common unit representing limited partner interests in Mid-Con issued and outstanding immediately prior to the Effective Time (other than treasury units or units held by Mid-Con GP) will be converted automatically into the right to receive 1.75 shares of the Company’s common stock. As of October 25, 2020, John C. Goff, Chairman of the Board of Directors of the Company, beneficially owned approximately 56.4% of the common units of Mid-Con, and Travis Goff, John C. Goff’s son and the President of Goff Capital, Inc., served on the board of directors of the general partner of Mid-Con. The Mid-Con Acquisition, which is expected to close in late 2020 or early 2021, was unanimously approved by the conflicts committee of the board of directors of Mid-Con and by the full board of directors of Mid-Con, and by the disinterested directors of the board of directors of the Company. Voting agreements have been signed by over 50% of the voting equity of Mid-Con and of the Company, including Goff Capital, Inc. The closing is subject to shareholder and unitholder approvals and other customary conditions to closing. Upon the consummation of the Mid-Con Acquisition, the Company’s senior management team is expected to run the combined company, and Contango’s board of directors is expected to remain intact as the board of directors of the combined company. The combined company will be headquartered in Fort Worth, Texas.

Private Placement Sale of Contango Common Stock

Concurrently with the announcement of the Mid-Con Acquisition, the Company announced the execution of an agreement with a select group of institutional and accredited investors to sell 26,451,988 common shares of the Company. On October 27, 2020, the Company closed the private placement for gross proceeds of approximately $39.7 million. The immediate use of those proceeds was to repay outstanding borrowings under the Company’s Credit Agreement and other general corporate purposes, including costs and fees for the offering and future producing property acquisitions.

Third Amendment to the Credit Agreement

On October 30, 2020, the Company entered into the Third Amendment to the Credit Agreement. The Third Amendment provides for, among other things, (i) a 25 basis point increase in the applicable margin at each level of the borrowing base utilization-based pricing grid, (ii) an increase of the borrowing base to $130.0 million on the effective date of the Third Amendment, and a $10.0 million automatic borrowing base reduction on March 31, 2021, (iii) certain modifications to the Company’s minimum hedging covenant including requiring hedging for at least 75% of the Company’s projected PDP volumes for 24 full calendar months on or prior to 30 days after the effective date of the Third Amendment and on April 1 and October 1 of each calendar year, (iv) certain modifications to the Company’s restricted payments covenants; (v) a minimum equity contribution of $25 million in gross cash proceeds; and (vi) the assumption of existing commitment amounts by new lenders. The Third Amendment will be effective upon the satisfaction of certain conditions, including the consummation of the Mid-Con Acquisition. In addition to the Third Amendment and in connection with the execution of the Merger Agreement, the lenders party to the Credit Agreement agreed to postpone the November 1, 2020 scheduled borrowing base redetermination required under the Credit Agreement until December 31, 2020.

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

Cautionary Statement about Forward-Looking Statements

Certain statements contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should”, “could”, “may”, “will”, “believe”, “plan”, “intend”, “expect”, “potential”, “possible”, “anticipate”, “estimate”, “forecast”, “view”, “efforts”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in this report, in our 2019 Form 10-K, in our Quarterly Report on Form 10-Q for the period ended March 31, 2020 and those factors summarized below:

●	volatility and significant declines in oil, natural gas and natural gas liquids prices, including regional differentials;
●	any reduction in our borrowing base from time to time and our ability to repay any excess borrowings as a result of such reduction;
●	the impact of the COVID-19 pandemic, including reduced demand for oil and natural gas, economic slowdown, governmental and societal actions taken in response to the COVID-19 pandemic, stay-at-home orders, and interruptions to our operations;
●	our ability to execute our new corporate strategy of offering a “fee for service” property management service for oil and gas companies;
●	risks related to our recently announced pending acquisition of Mid-Con Energy Partners, LP, a Delaware limited partnership (“Mid-Con” and such acquisition, the “Mid-Con Acquisition”), including the risk that the Mid-Con Acquisition will not be completed on the timeline or terms currently contemplated, that our and Mid-Con’s businesses will not be integrated successfully, that the cost savings, synergies and growth from the Mid-Con Acquisition may not be fully realized or may take longer to realize than expected, and that management attention will be diverted to transaction-related issues;
●	the effect of our pending acquisition (or announcement thereof) of Mid-Con on our stock price or Mid-Con’s unit price;
●	potential liability resulting from litigation related to the Mid-Con Acquisition;
●	the risk that transaction costs for the Mid-Con Acquisition may be higher than anticipated;
●	our financial position;
●	the impact of our derivative instruments;
●	our business strategy, including execution of any changes in our strategy;
●	meeting our forecasts and budgets, including our 2020 capital expenditure budget;
●	expectations regarding oil and natural gas markets in the United States and our realized prices;
●	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil exporting nations to agree to, adhere to and maintain oil price and production controls;
●	outbreaks and pandemics, even outside our areas of operation, including COVID-19;

●	operational constraints, start-up delays and production shut-ins at both operated and non-operated production platforms, pipelines and natural gas processing facilities;
●	our ability to successfully develop our undeveloped acreage in the Southern Delaware Basin and the Mid-continent area of Oklahoma, and realize the benefits associated therewith;
●	increased costs and risks associated with our exploration and development in the Gulf of Mexico;
●	the risks associated with acting as operator of deep high pressure and high temperature wells, including well blowouts and explosions, onshore and offshore;
●	the risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes, especially in prospects in which we have made a large capital commitment relative to the size of our capitalization structure;
●	the timing and successful drilling and completion of oil and natural gas wells;
●	the concentration of drilling in the Southern Delaware Basin, including lower than expected production attributable to down spacing of wells;
●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations, fund our drilling program and support our acquisition efforts;
●	the cost and availability of rigs and other materials, services and operating equipment;
●	timely and full receipt of sale proceeds from the sale of our production;
●	our ability to find, acquire, market, develop and produce new oil and natural gas properties;
●	the conditions of the capital markets and our ability to access debt and equity capital markets or other non-bank sources of financing, and actions by current and potential sources of capital, including lenders;
●	interest rate volatility;
●	our ability to successfully integrate the businesses, properties and assets we acquire, including with respect to Mid-Con, and including those in new areas of operation;
●	our ability to complete strategic dispositions or acquisitions of assets or businesses, including with respect to Mid-Con, and realize the benefits of such dispositions or acquisitions;
●	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
●	the need to take impairments on our properties due to lower commodity prices or other changes in the values of our assets;
●	the ability to post additional collateral for current bonds or comply with new supplemental bonding requirements imposed by the Bureau of Ocean Energy Management;
●	operating hazards attendant to the oil and natural gas business including weather, environmental risks, accidental spills, blowouts and pipeline ruptures, and other risks;
●	downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
●	potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps;
●	actions or inactions of third-party operators of our properties;
●	actions or inactions of third-party operators of pipelines or processing facilities;
●	the ability to retain key members of senior management and key technical employees and to find and retain skilled personnel;
●	strength and financial resources of competitors;
●	federal and state legislative and regulatory developments and approvals (including additional taxes and changes in environmental regulations);
●	the uncertain impact of supply of and demand for oil, natural gas and NGLs;
●	our ability to obtain goods and services critical to the operation of our properties;
●	worldwide and United States economic conditions;
●	the ability to construct and operate infrastructure, including pipeline and production facilities;
●	the continued compliance by us with various pipeline and gas processing plant specifications for the gas and condensate produced by us;
●	operating costs, production rates and ultimate reserve recoveries of our oil and natural gas discoveries;
●	expanded rigorous monitoring and testing requirements;
●	the ability to obtain adequate insurance coverage on commercially reasonable terms; and
●	the limited trading volume of our common stock and general market volatility.

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

From our initial entry into the Southern Delaware Basin in 2016 and through mid-2019, we have been focused on the development of our Southern Delaware Basin acreage in Pecos County, Texas. As of September 30, 2020, we were producing from eighteen wells over our approximate 16,200 gross operated (7,500 company net) acre position in West Texas, prospective for the Wolfcamp A, Wolfcamp B and Second Bone Spring formations.

During the fourth quarter of 2019, we closed on the acquisitions of certain producing assets and undeveloped acreage of Will Energy Corporation (“Will Energy”) and White Star Petroleum, LLC and certain of its affiliates (collectively, “White Star”) and established an additional core strategic area, located primarily in the Central Oklahoma and Western Anadarko basins. These acquisitions were transformative as production from these acquisitions represented approximately 75% of our total net production for the three and nine months ended September 30, 2020.

On June 5, 2020 we announced the addition of a new corporate strategy that includes offering a property management service (or “fee for service”) for oil and gas companies with distressed or stranded assets, or companies with a desire to reduce administrative costs. As part of this service offering, we entered into a Management Services Agreement (“MSA”) with Mid-Con Energy Partners, LP (“Mid-Con”) to provide operational services as operator of record on Mid-Con’s oil and gas properties, along with certain administrative and management services, in exchange for an annual services fee of $4 million, additional fees upon termination and warrants to align both parties and create value for shareholders. We recorded approximately $1.0 million in revenue during the three months ended September 30, 2020 related to this MSA with Mid-Con which is included in “Fee for services revenue” in our consolidated statements of operations. See Item 1. Note 1 – “Organization and Business” for additional information. The MSA will be terminated in connection with our recently announced Mid-Con Acquisition, which is expected to close in late 2020 or early 2021. The combination continues our consolidation strategy and we believe it will increase the Company’s exposure to oil reserves, particularly proved developed producing reserves, at an attractive price, and increase corporate margins via scale and further cost rationalization.

On October 25, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement’) with Mid-Con and Mid-Con Energy GP, LLC, the general partner of Mid-Con (“Mid-Con GP”), providing for our acquisition of Mid-Con in an all-stock merger transaction. At the effective time of the Mid-Con Acquisition (the “Effective Time”), each common unit representing limited partner interests in Mid-Con issued and outstanding immediately prior to the Effective Time (other than treasury units or units held by Mid-Con GP) will be converted automatically into the right to receive 1.75 shares of our common stock. The completion of the Mid-Con Acquisition is subject to approval of our shareholders and

Mid-Con’s unitholders and other customary closing conditions and is expected to occur in late 2020 or early 2021. On October 30, 2020, we entered into the Third Amendment (the “Third Amendment”) to our revolving credit agreement with JPMorgan Chase Bank (the “Credit Agreement”) under which, among other things, our borrowing base will be increased from $75 million to $130 million, effective upon the closing of the Mid-Con Acquisition, and subsequently reduced by $10 million on March 31, 2020, with the next regular redetermination scheduled for May 1, 2021. See Item 1. Note 13 – “Subsequent Events” for further details.

Concurrently with the announcement of the Mid-Con Acquisition, we announced the execution of an agreement with a select group of institutional and accredited investors to sell 26,451,988 common shares of the Company. On October 27, 2020 , we closed the private placement for gross proceeds of approximately $39.7 million. The immediate use of those proceeds was for the repayment of debt outstanding under our Credit Agreement and other general corporate purposes, including costs and fees of the offering and future producing property acquisitions. See Item 1. Note 13 – “Subsequent Events” for further details.

The following table lists our primary producing areas as of September 30, 2020:

Location	Formation
Gulf of Mexico	Offshore Louisiana - water depths less than 300 feet
Central Oklahoma	Mississippian, Woodford, Oswego, Cottage Grove, Chester, Cleveland and Red Fork
Western Anadarko Basin	Tonkawa, Cottage Grove, Cleveland, Marmaton, Chase Sandstone, Morrow, Chester and Oswego
West Texas	Wolfcamp A and B
Other Onshore (TX, LA, WY)	Woodbine, Lewisville, Buda, Georgetown, Eagleford and Muddy Sandstone

Impact of the COVID-19 Pandemic and 2020 Plan Changes

The COVID-19 pandemic has resulted in a severe worldwide economic downturn, significantly disrupting the demand for oil throughout the world, and has created significant volatility, uncertainty and turmoil in the oil and gas industry. This has led to a significant global oversupply of oil and a subsequent substantial decrease in oil prices. While global oil producers, including the Organization of Petroleum Exporting Countries (“OPEC”) and other oil producing nations reached an agreement to cut oil production in April 2020, downward pressure on, and volatility in, commodity prices has remained and could continue for the foreseeable future, particularly given concerns over available storage capacity for oil. We have certain commodity derivative instruments in place to mitigate the effects of such price declines; however, derivatives will not entirely mitigate lower oil prices. While there has been a modest recovery in oil prices, the length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand, which will ultimately depend on various factors and consequences beyond the Company’s control, such as the duration and scope of the pandemic, the length and severity of the worldwide economic downturn, additional actions by businesses and governments in response to both the pandemic and the decrease in oil prices, the speed and effectiveness of responses to combat the virus, and the time necessary to equalize oil supply and demand to restore oil pricing. In response to these developments, we have continued to implement measures to mitigate the impact of the COVID-19 pandemic on our employees, operations and financial position. These measures include, but are not limited to, the following:

●	work from home initiatives for all but critical staff and the implementation of social distancing measures;
●	a company-wide effort to cut costs throughout our operations;
●	utilization of our available storage capacity to temporarily store a portion of our production when advantageous to do so; and
●	suspension of any further plans for operated onshore and offshore drilling in 2020;

Additionally, on April 10, 2020, we entered into a promissory note evidencing an unsecured loan in the amount of approximately $3.4 million (the “PPP Loan”) made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. Under the CARES Act, the PPP Loan may be partially or wholly forgiven following an audit if the funds are used for certain qualifying expenses. We utilized the PPP Loan amount for qualifying expenses during the 24-week coverage period, and on September 30, 2020, submitted our application for forgiveness of all of the PPP Loan in accordance with the terms of the CARES Act and related guidance. See Item 1. Note

10 – “Long-Term Debt” for additional information on the terms of the PPP Loan. We also benefited from certain income tax-related provisions of the CARES Act. See Item 1. Note 11 – “Income Taxes” for additional information.

We continue to assess the global impacts of the COVID-19 pandemic and expect to continue to modify our plans as more clarity around the full economic impact of COVID-19 becomes available. See Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2020 for further discussion.

Capital Expenditures

Beginning in the second quarter of 2020, in response to the decrease in commodity prices, we have suspended any further plans for operated onshore and offshore drilling in 2020. The offshore Iron Flea prospect in the shallow waters off of the Louisiana coast in Grand Isle was spud in late May 2020. On June 12, 2020, the target drilling depth was reached, and the prospect was determined unsuccessful. As a result, we recorded $10.4 million in dry hole exploration expenses during the nine months ended September 30, 2020.

For the remainder of 2020, we plan to continue to identify opportunities for cost reductions and operating efficiencies in all areas of our operations, while also searching for new resource acquisition opportunities. Acquisition efforts will be focused on PDP-heavy assets where we might also be able to leverage our geological and operational experience and expertise to exploit identified drilling opportunities and where we can develop an inventory of additional drilling prospects that we believe will enable us to economically grow production and add reserves.

Impairment of Long-Lived Assets

Under GAAP, when circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a region basis to the unamortized capitalized cost of the asset. If the estimated future undiscounted cash flows based on the Company’s estimate of future reserves, oil and natural gas prices, operating costs and production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair value. In the first quarter of 2020, the COVID-19 pandemic and the resulting deterioration in the global demand for oil, combined with the failure by the OPEC and Russia to reach an agreement on lower production quotas until April 2020, caused a dramatic increase in the supply of oil and a corresponding decrease in commodity prices, and lowered the demand for all commodity products. Consequently, during the three months ended March 31, 2020, we recorded a $143.3 million non-cash charge for proved property impairment of our onshore properties related to the dramatic decline in commodity prices, as discussed above, the “PV-10” (present value, discounted at a 10% rate) of our proved reserves, and the associated change in our current development plans for our proved, undeveloped locations. We recognized non-cash proved property impairment of $0.2 million for the nine months ended September 30, 2019, related to leases in Wyoming and an onshore non-operated property.

We recorded a $2.6 million non-cash charge for unproved impairment expense during the nine months ended September 30, 2020, the majority of which was recorded during the first quarter. The impairment primarily related to acquired leases in the Company’s Central Oklahoma and Western Anadarko regions which will be expiring in 2020, and which we have no current plans to develop as a result of the current commodity price environment. We recognized non-cash impairment expense of approximately $1.2 million and $2.0 million during the three and the nine months ended September 30, 2019, respectively, related to impairment of certain unproved properties primarily due to expiring leases.

Summary Production Information

Our production sales for the three months ended September 30, 2020 were approximately 84% onshore and 16% offshore, volumetrically, and were comprised of 52% natural gas, 28% oil and 20% natural gas liquids. During the second quarter of 2020, due to the extreme volatility in oil prices ranging from a low of ($37.63) per Bbl to a high of $40.46 per Bbl, we placed into excess storage capacity approximately 50,000 barrels of oil (net to the Company) produced during the second quarter, for later sale at higher prices. The volumes placed in storage were sold in the third quarter of 2020. Our production sales for the three months ended September 30, 2019 were 41% onshore and 59% offshore, volumetrically, and were comprised of approximately 60% natural gas, 25% oil and 15% natural gas liquids.

The table below sets forth our average net daily production sales data in Mboe/d for each of our regions for each of the periods indicated:

	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Offshore GOM	3.3	3.2	2.7	2.7	2.8
Central Oklahoma (1) (2)	—	8.1	10.9	9.1	10.1
Western Anadarko (1)	—	1.7	2.9	2.5	2.5
West Texas (3)	0.9	1.4	1.2	0.9	0.7
Other Onshore	1.4	1.3	1.2	0.9	1.1
	5.6	15.7	18.9	16.1	17.2

(1)	Properties acquired from White Star and Will Energy in the fourth quarter of 2019.
(2)	Decrease in production sales during the three months ended June 30, 2020 due to allocating approximately 50,000 Bbls of oil (net to the Company) to inventory storage (0.5 Mboe/d). Increase in production sales during the three months ended September 30, 2020 due to the sale of this inventory.
(3)	Increase in production sales during the three months ended December 31, 2019 due to new wells coming online.

Other Investments

Jonah Field - Sublette County, Wyoming

Our wholly owned subsidiary, Contaro Company, owns a 37% ownership interest in Exaro Energy III LLC (“Exaro”). As of September 30, 2020, Exaro had 645 wells on production over its 5,760 gross acres (1,040 net), with a working interest between 14.6% and 32.5%. These wells were producing at a rate of approximately 2.7 Mboe/d, net to Exaro, during the three months ended September 30, 2020. As a result of our equity investment in Exaro, we recognized an investment loss of approximately $0.1 million, net of no tax expense, and an investment loss of approximately $0.6 million, net of no tax expense, for the three months ended September 30, 2020 and 2019, respectively. We recognized an investment loss of approximately $13,000, net of no tax expense, and an investment gain of approximately $0.1 million, net of no tax expense, for the nine months ended September 30, 2020 and 2019, respectively. See Item 1. Note 9 – “Investment in Exaro Energy III LLC” for additional details related to this equity investment.

Results of Operations for the Three and Nine months ended September 30, 2020 and 2019

The table below sets forth revenue, production data, average sales prices and average production costs associated with our sales of oil, natural gas and natural gas liquids ("NGLs") from operations for the three and nine months ended September 30, 2020 and 2019. In the first quarter of 2020, we began reporting in barrels of oil equivalents (“Boe”) instead of natural gas equivalents. Six thousand cubic feet (“Mcf”) of natural gas is the energy equivalent of one barrel of oil, condensate or NGL. Reported operating expenses include production taxes, such as ad valorem and severance taxes.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	%	2020	2019	%

Revenues (thousands):
Oil and condensate sales	$17,415	$7,281	139%	$48,127	$21,126	128%
Natural gas sales	7,930	4,293	85%	22,718	13,792	65%
NGL sales	5,003	973	414%	11,918	4,402	171%
Fee for service revenues	1,000	—	100%	1,000	—	100%
Total revenues	$31,348	$12,547	150%	$83,763	$39,320	113%

Production Sales Volumes:
Oil and condensate (thousand barrels)
Offshore GOM	7	9	(22)%	25	32	(22)%
Central Oklahoma (1)	291	—	100%	754	—	100%
Western Anadarko (1)	54	—	100%	189	—	100%
West Texas	45	56	(20)%	203	180	13%
Other Onshore	46	66	(30)%	138	171	(19)%
Total oil and condensate	443	131	238%	1,309	383	242%
Natural gas (million cubic feet)
Offshore GOM	1,365	1,545	(12)%	3,849	4,506	(15)%
Central Oklahoma (1)	2,600	—	100%	8,054	—	100%
Western Anadarko (1)	720	—	100%	2,360	—	100%
West Texas	42	79	(47)%	123	231	(47)%
Other Onshore	226	234	(3)%	682	642	6%
Total natural gas	4,953	1,858	167%	15,068	5,379	180%
Natural gas liquids (thousand barrels)
Offshore GOM	21	40	(48)%	88	164	(46)%
Central Oklahoma (1)	209	—	100%	655	—	100%
Western Anadarko (1)	60	—	100%	138	—	100%
West Texas	9	17	(47)%	24	46	(48)%
Other Onshore	19	19	—%	51	56	(9)%
Total natural gas liquids	318	76	318%	956	266	259%
Total (thousand barrels of oil equivalent)
Offshore GOM	256	306	(16)%	754	947	(20)%
Central Oklahoma (1)	933	—	100%	2,752	—	100%
Western Anadarko (1)	234	—	100%	720	—	100%
West Texas	61	85	(28)%	248	265	(6)%
Other Onshore	103	125	(18)%	302	334	(10)%
Total production sales volumes	1,587	516	208%	4,776	1,546	209%

Daily Production Sales Volumes:
Oil and condensate (thousand barrels per day)
Offshore GOM	0.1	0.1	—%	0.1	0.1	—%
Central Oklahoma (1)	3.2	—	100%	2.8	—	100%
Western Anadarko (1)	0.6	—	100%	0.7	—	100%
West Texas	0.5	0.6	(17)%	0.7	0.7	—%
Other Onshore	0.4	0.7	(43)%	0.5	0.6	(17)%
Total oil and condensate	4.8	1.4	243%	4.8	1.4	243%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	%	2020	2019	%

Natural gas (million cubic feet per day)
Offshore GOM	14.8	16.8	(12)%	14.0	16.5	(15)%
Central Oklahoma	28.3	—	100%	29.4	—	100%
Central Oklahoma (1)	7.8	—	100%	8.6	—	100%
Western Anadarko (1)	0.5	0.9	(44)%	0.4	0.8	(50)%
Other Onshore	2.4	2.5	(4)%	2.6	2.4	8%
Total natural gas	53.8	20.2	166%	55.0	19.7	179%
Natural gas liquids (thousand barrels per day)
Offshore GOM	0.2	0.4	(50)%	0.3	0.6	(50)%
Central Oklahoma (1)	2.3	—	100%	2.4	—	100%
Western Anadarko (1)	0.7	—	100%	0.5	—	100%
West Texas	0.1	0.2	(50)%	0.1	0.2	(50)%
Other Onshore	0.2	0.2	—%	0.2	0.2	—%
Total natural gas liquids	3.5	0.8	338%	3.5	1.0	250%
Total (thousand barrels of oil equivalent per day)
Offshore GOM	2.8	3.3	(15)%	2.8	3.5	(20)%
Central Oklahoma (1)	10.1	—	100%	10.0	—	100%
Western Anadarko (1)	2.5	—	100%	2.6	—	100%
West Texas	0.7	0.9	(22)%	0.9	1.0	(10)%
Other Onshore	1.1	1.4	(21)%	1.1	1.2	(8)%
Total production sales volumes	17.2	5.6	207%	17.4	5.7	205%

Average Sales Price:
Oil and condensate (per barrel)	$39.30	$55.73	(29)%	$36.76	$55.10	(33)%
Natural gas (per thousand cubic feet)	$1.60	$2.31	(31)%	$1.51	$2.56	(41)%
Natural gas liquids (per barrel)	$15.73	$12.82	23%	$12.47	$16.56	(25)%
Total (per barrels of oil equivalent)	$19.13	$24.31	(21)%	$17.33	$25.44	(32)%

Expenses (thousands):
Operating expenses	$17,155	$5,435	216%	$55,777	$16,321	242%
Exploration expenses	$(227)	$218	(204)%	$11,344	$691	* %
Depreciation, depletion and amortization	$6,185	$8,473	(27)%	$24,131	$23,602	2%
Impairment and abandonment of oil and gas properties	$47	$1,336	(96)%	$145,925	$3,170	* %
General and administrative expenses	$6,130	$5,879	4%	$17,268	$15,340	13%
Loss from investment in affiliates (net of taxes)	$(126)	$(608)	(79)%	$(13)	$(151)	(91)%

Selected data per Boe:
Operating expenses	$10.82	$10.53	3%	$11.68	$10.56	11%
General and administrative expenses	$3.86	$11.39	(66)%	$3.62	$9.92	(64)%
Depreciation, depletion and amortization	$3.90	$16.42	(76)%	$5.05	$15.27	(67)%

(1)	Properties acquired from White Star and Will Energy during the three months ended December 31, 2019.

*Greater than 1,000%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Oil, Natural Gas and NGL Sales and Production

Our revenues are primarily from the sale of our oil, natural gas and NGL production. Our revenues may vary significantly from year to year depending on production volumes and changes in commodity prices, each of which may fluctuate widely. As discussed above, oil prices declined significantly in the first quarter of 2020 as a result of the effects of the COVID-19 pandemic and the ongoing disruptions to the global energy markets and, while there have been modest recoveries of commodity prices, downward pressure on, and volatility in, commodity prices continued during the third quarter of 2020. Our production volumes are subject to significant variation as a result of new operations, weather events, transportation and processing constraints and mechanical issues. In addition, our production from individual wells naturally declines over time as we produce our reserves.

We reported revenues of $31.3 million for the three months ended September 30, 2020, compared to revenues of $12.5 million for the three months ended September 30, 2019, an increase attributable primarily to the production from the properties acquired from Will Energy and White Star in the fourth quarter of 2019, offset in part by the 21% decrease in the weighted average equivalent sales price period over period. Current quarter revenues also include $1.0 million related to our fee for service agreement with Mid-Con.

Total equivalent sales volumes were 17.2 Mboe/d for the three months ended September 30, 2020, compared to 5.6 Mboe/d in the prior year quarter, an increase attributable to the additional production from the Will Energy and White Star properties acquired in the fourth quarter of 2019. Net oil volumes sold in the current quarter was approximately 4.8 Mbbl/d, compared with approximately 1.4 Mbbl/d in the prior year quarter. During the second quarter of 2020, due to the extreme volatility in oil prices, which ranged from a low of ($37.63) per Bbl to a high of $40.46 per Bbl, the Company placed into excess storage capacity approximately 50,000 barrels of oil (net to the Company) produced during the second quarter, for later sale at higher prices. These volumes were sold in the third quarter of 2020. Net natural gas sold in the current quarter was approximately 53.8 Mmcf/d, compared with approximately 20.2 Mmcf/d in the prior year quarter, and NGL sales volumes in the current quarter were approximately 3.5 Mbbl/d, compared with approximately 0.8 Mbbl/d in the prior year quarter.

Average Sales Prices

The average equivalent sales price realized for the three months ended September 30, 2020 was $19.13 per Boe compared to $24.31 per Boe for the three months ended September 30, 2019. The decline was attributable to the decrease in all realized commodity prices in the current year quarter. The COVID-19 pandemic continued to adversely impact demand for commodity products, which caused a global supply/demand imbalance for oil that resulted in extreme volatility in benchmark oil prices, with prices ranging from a low of $36.76 per Bbl to a high of $43.39 per Bbl during the third quarter. The realized price of oil averaged $39.30 per Bbl in the current quarter, compared to an average $55.73 per Bbl in the prior year quarter. Benchmark prices for natural gas also suffered due to the COVID-19 pandemic, ranging from a low of $1.64 per Mcf to a high of $2.66 per Mcf during the third quarter. The realized price of gas averaged $1.60 per Mcf in the current quarter compared to an average of $2.31 per Mcf in the prior year quarter, and the realized price of NGLs averaged $15.73 per Bbl in the current quarter compared to an average $12.82 per Bbl in the prior year quarter.

Operating Expenses

Operating expenses for the three months ended September 30, 2020 were approximately $17.2 million, or $10.82 per Boe, compared to $5.4 million, or $10.53 per Boe, for the three months ended September 30, 2019. The table below provides additional detail of operating expenses for the three month periods:

	Three Months Ended September 30,
	2020		2019
	(in thousands)	(per Boe)	(in thousands)	(per Boe)
Lease operating expenses	$8,674	$ 5.47	$2,882	$ 5.59
Production & ad valorem taxes	1,533	0.97	663	1.28
Transportation & processing costs	5,670	3.57	657	1.27
Workover costs	1,278	0.81	1,233	2.39
Total operating expenses	$17,155	10.82	$5,435	$ 10.53

Lease operating expenses were $8.7 million and $2.9 million for the three months ended September 30, 2020 and September 30, 2019, respectively, an increase primarily due to the addition of our Will Energy and White Star properties acquired in the fourth quarter of 2019.

Transportation and processing costs were $5.7 million and $0.7 million for the three months ended September 30, 2020 and September 30, 2019, respectively, an increase also primarily due to the addition of our Will Energy and White Star acquired properties and the related higher transportation costs in our Central Oklahoma region.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense for the three months ended September 30, 2020, was approximately $6.2 million, or $3.90 per Boe. This compares to approximately $8.5 million, or $16.42 per Boe, for the three months ended September 30, 2019. The lower depletion expense and rate per Boe in the current quarter was a result of lower depletable property balances in the current quarter attributable to the proved property impairment recorded during the first quarter of 2020.

General and Administrative Expenses

Total general and administrative expenses for the three months ended September 30, 2020 were approximately $6.1 million, compared to $5.9 million for the three months ended September 30, 2019.

The table below provides additional detail of general and administrative expenses for the comparative three month periods:

	Three Months Ended September 30,
	2020	2019

	(in thousands)
Wages, bonuses and employee benefits (1)	$3,499	$1,008
Non-cash stock-based compensation (2)	1,764	557
Professional fees (3)	1,857	1,563
Professional fees - special (4)	326	94
Recouped overhead (5)	(3,644)	(291)
Legal judgements (6)	90	2,134
Other (7)	2,238	814
Total general and administrative expenses	$6,130	$5,879

(1)	Higher expenses for the three months ended September 30, 2020 due to the acquisition of certain Will Energy and White Star employees in the fourth quarter of 2019.
(2)	Higher expense for the three months ended September 30, 2020, due to restricted stock and PSU grants being awarded in the third quarter of 2020 as compared to the first quarter of 2019.
(3)	Primarily includes fees related to recurring legal counsel, technical consultants and accounting and auditing costs.
(4)	Non-recurring fees incurred in conjunction with our pursuit of strategic initiatives, including the integration of the White Star and Will Energy assets acquired during the three months ended December 31, 2019 and our entry into the recently announced Merger Agreement. See Item 1. Note 13 – “Subsequent Events” for further details.
(5)	These credits relate to overhead expenses we are able to bill out to partners in our operated properties and offset against our other general and administrative costs. The increase in the current year credit is due to the additional overhead related to the acquired Will Energy and White Star properties.
(6)	The prior year expense includes an accrual for a judgement received in 2019. See Item 1. Note 12 – “Commitments and Contingencies” for further details.
(7)	Includes fees related to insurance, office costs and other company expenses. The increase in the current quarter expense is primarily due to the additional expenses related to the acquired Will Energy and White Star properties, offices and employees.

Loss from Affiliates

For the three months ended September 30, 2020 and September 30, 2019, we recorded a loss from affiliates of approximately $0.1 million, net of no tax expense, and a loss of $0.6 million, net of no tax expense, respectively, related to our equity investment in Exaro.

Gain from Sale of Assets

We did not complete any property sales during the three months ended September 30, 2020. During the three months ended September 30, 2019, we recorded a gain on sales of assets of $0.2 million related to the sale of certain minor, non-core operated assets in Frio and Zavala counties, Texas. See Item 1. Note 3 – “Acquisitions and Dispositions” for additional information regarding these sales.

Gain (Loss) on Derivatives

During the three months ended September 30, 2020, we recorded a loss on derivatives of $7.4 million. Of this amount, $13.0 million was a non-cash reduction in the unrealized mark-to-market value of our hedges as commodity prices improved during the current quarter, offset in part by $5.6 million in realized gains during the third quarter. During the three months ended September 30, 2019, we recorded a gain on derivatives of $1.9 million. Of this amount, $1.0 million were non-cash, unrealized mark-to-market gains, and the remaining $0.9 million were realized gains.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Natural Gas, Oil and NGL Sales and Production

Our revenues are primarily from the sale of our oil, natural gas and NGL production. Our revenues may vary significantly from year to year depending on production volumes and changes in commodity prices, each of which may fluctuate widely. As discussed above, oil prices declined significantly in the first quarter of 2020 as a result of the effects of the COVID-19 pandemic and the ongoing disruptions to the global energy markets. Prices recovered somewhat during the second and third quarters of 2020, but still remained below those of the prior year periods. Our production volumes are subject to significant variation as a result of new operations, weather events, transportation and processing constraints and mechanical issues. In addition, our production from individual wells naturally declines over time as we produce our reserves.

We reported revenues of $83.8 million for the nine months ended September 30, 2020, compared to revenues of $39.3 million for the nine months ended September 30, 2019, an increase attributable primarily to the production from the properties acquired from Will Energy and White Star, offset in part by lower prices period over period. Current year revenues also include $1.0 million related to our fee for service agreement with Mid-Con.

Total equivalent sales volumes were 17.4 Mboe/d for the nine months ended September 30, 2020, compared to 5.7 Mboe/d in the prior year, an increase attributable to the additional production from the Will Energy and White Star properties acquired in the fourth quarter of 2019. Net oil sales volumes for the current year were approximately 4.8 Mboe/d, compared with approximately 1.4 Mboe/d in the prior year. Due to the precipitous drop in oil prices at the beginning of the second quarter of 2020, the Company placed into excess storage capacity approximately 50,000 barrels of oil (net to the Company) produced during the second quarter, for later sale at higher prices. The volumes placed in storage were sold during the third quarter of 2020. Net natural gas sold in the first nine months of the current year was approximately 55.0 Mmcf/d, compared with approximately 19.7 Mmcf/d in the prior year period, and NGL sales volumes for the current year period were approximately 3.5 Mboe/d, compared with approximately 1.0 Mboe/d in the prior year period.

Average Sales Prices

The average equivalent sales price realized for the nine months ended September 30, 2020 was $17.33 per Boe compared to $25.44 per Boe for the nine months ended September 30, 2019. The decline was attributable to the decrease in all realized commodity prices in the current year period. The COVID-19 pandemic continued to adversely impact demand for commodity products, which caused a global supply/demand imbalance for oil that resulted in benchmark oil prices ranging from a high of $63.27 per Bbl at the beginning of 2020 to a low of ($37.63) per Bbl during the second quarter of 2020. The realized price of oil averaged $36.76 per Bbl in the current year period, compared to an average of $55.10 per Bbl in the prior year period. Natural gas prices also suffered due to the COVID-19 pandemic, ranging from a low of $1.48 per Mcf to a high of $2.66 per Mcf during the current year period. The realized price of gas averaged $1.51 per Mcf in the current year period compared to an average of $2.56 per Mcf in the prior year period, and the realized price of NGLs averaged $12.47 per Bbl in the current year period compared to an average of $16.56 per Bbl in the prior year period.

Operating Expenses

Operating expenses for the nine months ended September 30, 2020 were approximately $55.8 million, or $11.68 per Boe, compared to $16.3 million, or $10.56 per Boe, for the nine months ended September 30, 2019. The table below provides additional detail of operating expenses for the nine month periods:

	Nine Months Ended September 30,
	2020		2019
	(in thousands)	(per Boe)	(in thousands)	(per Boe)
Lease operating expenses	$32,861	$ 6.87	$10,196	$ 6.60
Production & ad valorem taxes	4,107	0.86	1,706	1.10
Transportation & processing costs	15,801	3.31	1,854	1.20
Workover costs	3,008	0.64	2,565	1.66
Total operating expenses	$55,777	11.68	$16,321	$ 10.56

Lease operating expenses were $32.9 million and $10.2 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, an increase primarily due to the addition of our Will Energy and White Star properties acquired in the fourth quarter of 2019.

Production and ad valorem taxes were $4.1 million and $1.7 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, an increase also primarily related to the additional production in 2020 from the acquired Will Energy and White Star properties.

Transportation and processing costs were $15.8 million and $1.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, an increase primarily due to the addition of our Will Energy and White Star acquired properties and the related higher transportation costs in our Central Oklahoma region.

Exploration Expense

Exploration expense was $11.3 million for the nine months ended September 30, 2020, compared to the prior year expense of $0.7 million, an increase primarily due to $10.4 million in dry hole costs related to the unsuccessful result on the drilling of the Iron Flea exploratory prospect in the shallow waters of the Grand Isle area of the Gulf of Mexico.

Impairment and Abandonment Expenses

During the nine months ended September 30, 2020, we recorded a $143.3 million non-cash charge for proved property impairment of our onshore properties due to the dramatic decline in commodity prices, and the impact of that decline on the “PV-10” (present value, discounted at a 10% rate) of our proved reserves and the associated change in our current development plans for proved, undeveloped locations (“PUDs”). Under GAAP, we are required to impair the balance sheet carrying cost of our proved property base to reflect that overall decrease in reserve value related to the decrease in prices and the reduction in PUDs. During the nine months ended September 30, 2019, we recognized $0.2 million in non-cash proved property impairment related to leases in Wyoming and an onshore non-operated property.

During the nine months ended September 30, 2020, we recorded a $2.6 million non-cash charge for unproved impairment expense related primarily to undeveloped leases in our Central Oklahoma and Western Anadarko regions which will be expiring in 2020, and which we have no current plans to develop as a result of the current commodity price environment. During the nine months ended September 30, 2019, we recognized non-cash impairment expense of $2.0 million related to impairment of certain non-core unproved properties primarily due to expiring leases.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense for the nine months ended September 30, 2020, was approximately $24.1 million, or $5.05 per Boe. This compares to approximately $23.6 million, or $15.27 per Boe, for the nine months ended September 30, 2019. The higher depletion expense in the current year was attributable to the additional properties acquired from Will Energy and White Star. The lower rate was a result of lower depletable property balances in the second and third quarters as a result of the proved property impairment recorded during the first quarter of 2020.

General and Administrative Expenses

Total general and administrative expenses for the nine months ended September 30, 2020 were approximately $17.3 million, compared to $15.3 million for the nine months ended September 30, 2019.

The table below provides additional detail of general and administrative expenses for the comparative nine month periods:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Wages, bonuses and employee benefits (1)	$9,433	$3,578
Non-cash stock-based compensation (2)	2,378	2,193
Professional fees (3)	4,026	3,690
Professional fees - special (4)	2,553	1,830
Legal judgment (5)	246	2,134
Recouped overhead (6)	(9,313)	(804)
Other (7)	7,945	2,719
Total general and administrative expenses	$17,268	$15,340

(1)	Higher expenses for the nine months ended September 30, 2020 due to the acquisition of certain Will Energy and White Star employees in the fourth quarter of 2019.
(2)	Includes restricted stock and PSU grants awarded in the third quarter of 2020 and the first quarter of 2019.
(3)	Primarily includes fees related to recurring legal counsel, technical consultants and accounting and auditing costs.
(4)	Non-recurring fees incurred in conjunction with our pursuit of strategic initiatives, including the acquisition and integration of the White Star and Will Energy assets acquired during the three months ended December 31, 2019 and our entry into the recently announced Merger Agreement. See Item 1. Note 13 – “Subsequent Events” for further details.
(5)	The prior year expense includes an accrual for a judgement received in 2019. See Item 1. Note 12 – “Commitments and Contingencies” for further details.
(6)	These credits relate to overhead we are able to bill out to partners in our operated properties and offset against our other general and administrative costs. The increase in the current year credit is due to the additional overhead related to the acquired Will Energy and White Star properties.
(7)	Includes fees related to insurance, office costs and other company expenses. The increase in the current year expense is primarily due to the additional expenses related to the acquired Will Energy and White Star properties, offices and employees.

Gain (loss) from Affiliates

For the nine months ended September 30, 2020, we recorded a loss from affiliates of approximately $13,000, and for the nine months ended September 30, 2019, we recorded a gain of $0.1 million, net of no tax expense, related to our equity investment in Exaro.

Gain from Sale of Assets

For the nine months ended September 30, 2020, we recorded a gain on sale of assets of $4.5 million related to the divestiture of non-core properties, which we acquired from Will Energy and White Star in the fourth quarter of 2019. The recorded gain resulted primarily from the buyer’s assumption of the asset retirement obligation on the properties. During the nine months ended September 30, 2019, we recorded a gain on sale of assets of approximately $0.6 million primarily related to the sale of our non-core assets in Frio, Lavaca, Wharton and Zavala counties, Texas and post-closing adjustments from sales of non-core properties during 2018 and earlier in 2019. See Item 1. Note 3 – “Acquisitions and Dispositions” for additional information regarding these sales.

Gain on Derivatives

During the nine months ended September 30, 2020, we recorded a gain on derivatives of $30.5 million. Of this amount, $8.2 million were non-cash, unrealized mark-to-market gains as commodity prices declined from 2019 year-end levels, and $22.3 million were realized gains as derivative contracts were settled each month during the period. During the nine months ended September 30, 2019, we recorded a gain on derivatives of $1.1 million. Of this amount, $1.0 million were non-cash, unrealized mark-to-market losses, and the remaining $2.1 million were realized gains.

Capital Resources and Liquidity

Our primary cash requirements are for capital expenditures, working capital, operating expenses, acquisitions and principal and interest payments on debt. Our primary sources of liquidity are cash generated by operations, net of the realized effect of our hedging agreements, and amounts available to be drawn under our Credit Agreement (as defined below).

During the nine months ended September 30, 2020, we incurred onshore expenditures of approximately $6.9 million on capital projects, including $3.5 million in the Southern Delaware Basin to bring one well on production and to drill a salt water disposal well with associated facilities and $0.8 million in leasehold acquisition costs in the same region. The remaining onshore capital expenditures incurred related primarily to capitalized workovers.

During the nine months ended September 30, 2020 we recorded exploration expenses of $10.4 million related to the drilling of the unsuccessful offshore exploratory Iron Flea prospect drilled in the shallow waters of the Gulf of Mexico. Approximately $2.7 million of the exploration expense was prospect acquisition costs incurred in 2019 which were reclassified to exploration expense in 2020 as a result of the dry hole.

Our total capital expenditure program for the year 2020 is forecast at approximately $18.7 million, including the expenses associated with the Iron Flea exploratory prospect. For the remainder of 2020, we currently expect to limit our onshore capital expenditures to $1.4 million for workovers intended to increase cashflow through enhanced production or reductions in recurring costs. We expect that our offshore expenditures for the remainder of 2020, which are currently expected to be non-material, will be focused on the evaluation and development of another exploratory prospect.

On June 24, 2020, we entered into an Open Market Sale Agreement with Jefferies LLC. Pursuant to the terms of the agreement, we may sell from time to time shares of our common stock having an aggregate offering price of up to $100,000,000 (the “ATM Program”). We intend to use the net proceeds from any sales through the ATM Program, after deducting the Sales Agent’s commission and the Company’s offering expenses, to repay borrowings under our Credit Agreement and for general corporate purposes, including, but not limited to, acquisitions and exploratory drilling. Under the Open Market Sale Agreement, we sold 163,929 shares during the nine months ended September 30, 2020 for net proceeds of $0.5 million.

On October 25, 2020, the Company and Mid-Con entered into an all-stock merger transaction in which Mid-Con will become a direct, wholly owned subsidiary of the Company (the “Mid-Con Acquisition”). The Mid-Con Acquisition is expected to close in late 2020 or early 2021, at which time the MSA will be terminated. Concurrently with the announcement of the Mid-Con Acquisition, we announced the execution of an agreement with a select group of institutional and accredited investors to sell 26,451,988 common shares for gross proceeds of approximately $39.7 million The immediate use of those proceeds was for the repayment of debt outstanding under our Credit Agreement and general corporate purposes, including costs and fees of the offering and future producing property acquisitions. See Item 1. Note 13 – “Subsequent Events” for further details.

We believe that our internally generated cash flows, availability under the Credit Agreement (as defined below) and proceeds from the equity offering in October will be more than sufficient to meet the liquidity requirements necessary to fund our daily operations and planned capital development, to meet our debt service requirements for the next twelve months and to pay down debt outstanding under our Credit Agreement. The COVID-19 pandemic and the ongoing disruptions to the global energy markets have negatively impacted, and are expected to continue to negatively impact, cash flows from operating activities. To mitigate these effects, we have implemented certain cost cutting measures, such as suspending our operated drilling program for the remainder of 2020.

Cash Provided by Operating Activities

Cash flows provided by operating activities were approximately $26.6 million for the nine months ended September 30, 2020 compared to $9.2 million provided by operating activities for the same period in 2019. The 2020 reduction in the change in operating assets and liabilities is primarily related to the suspension of our onshore operated drilling program beginning in the second quarter of 2020, in response to the decrease in commodity prices. Included in the 2019 activity is $14.1 million in paid deposits related to the properties acquired from Will Energy and White Star, which closed in the fourth quarter of 2019. See Item 1. Note 3 – “Acquisitions and Dispositions” for more information. The table below provides additional detail of cash flows from operating activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Cash flows from operating activities, exclusive of changes in working capital accounts	$32,323	$7,666
Changes in operating assets and liabilities	(5,760)	1,581
Net cash provided by operating activities	$26,563	$9,247

Cash Used in Investing Activities

Net cash flows used in investing activities were $22.0 million for the nine months ended September 30, 2020, which was primarily related to the offshore exploratory prospect and completion and infrastructure costs in the Southern Delaware Basin.

Net cash flows used in investing activities were $27.3 million for the nine months ended September 30, 2019, substantially all of which was related to cash capital costs for leasehold and drilling and completion costs of wells in the Southern Delaware Basin and non-operated wells in the Georgetown formation.

Cash Provided by (Used in) Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2020 were approximately $3.2 million, with $6.8 million related to net payments under our Credit Agreement (as defined below), and approximately $3.4 million related to proceeds from the PPP loan we received under the CARES Act in April 2020. See “Paycheck Protection Program Loan” below for more information. Cash flows provided by financing activities for the nine months ended September 30, 2019 were approximately $20.1 million. Included in the 2019 activity was $53.7 million in total net proceeds from our equity offerings, $61 million in repaid borrowings for the termination of our previous credit agreement and $28.1 million in net borrowings under our new Credit Agreement (as defined below).

Credit Agreement

On September 17, 2019, we entered into a new revolving credit agreement with JPMorgan Chase Bank (the “Credit Agreement”), which established a borrowing base of $65 million. The Credit Agreement was amended on November 1, 2019, in conjunction with the closing of the property acquisitions from Will Energy and White Star, to add two additional lenders and increase the borrowing base thereunder to $145 million. The borrowing base is subject to semi-annual redeterminations and may also be adjusted by certain events, including the incurrence of any senior unsecured debt, material asset dispositions or liquidation of hedges in excess of certain thresholds. The semi-annual redeterminations will occur on or around May 1st and November 1st of each year. On June 9, 2020, we entered into the Second Amendment to the Credit Agreement (the “Second Amendment”). The Second Amendment redetermined the borrowing base at $95 million pursuant to the regularly scheduled redetermination process. The Second Amendment also provides for, among other things, further $10 million automatic reductions in our borrowing base on each of June 30, 2020 and September 30, 2020. Accordingly, the borrowing base was $75 million as of September 30, 2020.

The Credit Agreement matures on September 17, 2024. The Credit Agreement contains customary and typical restrictive covenants. The Credit Agreement requires a Current Ratio of greater than or equal to 1.00 and a Leverage Ratio of less than or equal to 3.50, both as defined in the Credit Agreement. The Second Amendment includes a waiver of the Current Ratio requirement until the quarter ending March 31, 2022. Additionally, the Second Amendment provides for, among other things, the increase in the Applicable Margin grid on borrowings outstanding by 50 basis points, the implementation of an accounts payable aging reporting covenant, and the implementation of typical anti-cash hoarding provisions and a cash sweep requirement, in certain circumstances, with respect to a consolidated cash balance in excess of $5.0 million. As of September 30, 2020, we were in compliance with all financial covenants under the Credit Agreement.

As of September 30, 2020, the borrowing outstanding under the Credit Agreement was $66.0 million and $1.9 million in an outstanding letter of credit, and the borrowing availability under the Credit Agreement was $7.1 million.

On October 30, 2020, we entered into the Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment provides for, among other things, an increase of the borrowing base to $130.0 million on the effective date of the Third Amendment, and a $10.0 million automatic borrowing base reduction on March 31, 2021. The Third Amendment will be effective upon the satisfaction of certain conditions, including the Mid-Con Acquisition. In addition to the Third Amendment and in connection with the execution of the Merger Agreement, the lenders party to the Credit Agreement agreed to postpone the November 1, 2020 scheduled borrowing base redetermination required under the Credit Agreement until December 31, 2020. See Item 1. Note 13 – “Subsequent Events” for further details.

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

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP, subject to an audit. Under the CARES Act, loan forgiveness is available, subject to limitations, for the sum of documented payroll costs, covered mortgage interest payments, covered rent payments and covered utilities during either: 1) the eight-week period beginning on the funding date; or 2) the 24-week period beginning on the funding date.  Forgiveness is reduced if full-time employee headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We utilized the PPP Loan amount for qualifying expenses during the 24-week coverage period, and on September 30, 2020, submitted our application for forgiveness of all of the PPP Loan in accordance with the terms of the CARES Act and related guidance. In the event the PPP Loan or any portion thereof is forgiven, the amount forgiven is applied to outstanding principal.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Item 1. Note 2 to our Financial Statements – “Summary of Significant Accounting Policies.”

Off Balance Sheet Arrangements

We may enter into off balance sheet arrangements that can give rise to off-balance sheet obligations. As of September 30, 2020, our off balance sheet arrangements consist of delay rentals, surface damage payments and rental payments associated with salt water disposal contracts, as discussed in our 2019 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and our Chief Financial and Accounting Officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company is in the final stages of completing the integration of the accounting for the operating results of the assets of Will Energy and White Star into the Company’s internal control structure over financial reporting, and in conjunction with that process, and where deemed appropriate or necessary, has incorporated controls similar to Company controls currently existing. As a result of these integration activities, certain controls have been evaluated and revised where deemed appropriate. There was no change in our internal control over financial reporting during the three months ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Item 1. Note 12 to our Financial Statements – “Commitments and Contingencies.”

Item 1A. Risk Factors

Other than as discussed below, there have been no material changes from the risk factors disclosed in Item 1A. of Part 1 of our 2019 Form 10-K and Item 1A. of Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

We will be subject to business uncertainties while the Mid-Con Acquisition is pending, which could adversely affect our businesses.

Uncertainty about the effect of the Mid-Con Acquisition on employees and those that do business with us may have an adverse effect on the Company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Mid-Con Acquisition is completed and for a period of time thereafter, and could cause those that transact with us to seek to change their existing business relationships with us. Current and prospective employees of the Company may experience uncertainty about their roles within the combined company following the Mid-Con Acquisition, which may have an adverse effect on our current ability to attract or retain key management and other key personnel regardless of whether the Mid-Con Acquisition is completed.

We may be subject to lawsuits relating to the Mid-Con Acquisition, which could adversely affect our business, financial condition and operating results.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our and Mid-Con’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Mid-Con Acquisition, then that injunction may delay or prevent the Mid-Con Acquisition from being completed, which may adversely affect our and Mid-Con’s respective business, financial position and results of operations.

The Mid-Con Acquisition may not be completed and the Merger Agreement may be terminated in accordance with its terms. Failure to complete the Mid-Con Acquisition could negatively impact the price of shares of the Company’s common stock, as well as the Company’s future business and financial results.

The Mid-Con Acquisition is subject to a number of conditions that must be satisfied, or waived, in each case prior to the completion of the Mid-Con Acquisition. These conditions to the completion of the Mid-Con Acquisition, some of which are beyond the control of the Company and Mid-Con, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Mid-Con Acquisition may be delayed or may not be completed. The Merger Agreement may also be terminated under certain circumstances. If the transactions contemplated by the Merger Agreement are not completed for any reason, the Company’s ongoing businesses and financial results may be adversely affected.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Mid-Con Acquisition,  and that could require us to pay Mid-Con a termination fee.

The Merger Agreement contains a general prohibition on us and Mid-Con from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our boards of directors, engaging in discussions or negotiations with respect to certain alternative acquisition proposals or providing non-public information in connection with such proposals. In some circumstances, upon termination of the Merger Agreement, we will be required to pay a termination fee to Mid-Con of $1.5 million, together with an expense reimbursement up to $1.5 million, less any expenses previously reimbursed by the Company. These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction with us either from considering or proposing such a transaction.

Because the exchange ratio in the Merger Agreement is fixed and because the market price of the Company’s common stock will fluctuate prior to the completion of the Mid-Con Acquisition, the consideration received at the time of the Mid-Con Acquisition may be lower than the public trading value of shares of our common stock when we entered into the Merger Agreement.

Under the terms of the Merger Agreement, Mid-Con’s unitholders will receive consideration consisting of 1.75 shares of the Company’s common stock for each common unit representing limited partner interests in Mid-Con. The exchange ratio is fixed, and there will be no adjustment to the Mid-Con Acquisition consideration for changes in the market price of  our common stock or Mid-Con’s common units between now and the completion of the Mid-Con Acquisition. The market values of the  Company’s common stock and Mid-Con’s common units have fluctuated and may continue to fluctuate during this period as a result of a variety of factors, including general market and economic conditions, changes in each company’s business, operations and prospects, commodity prices, regulatory considerations and the market’s assessment of our business and the Mid-Con Acquisition. Such factors are difficult to predict and in many cases may be beyond the control of Mid-Con and us. If the price of our common stock at the closing of the Mid-Con Acquisition is more than the price of our common stock on the date that the Merger Agreement was signed, then the market value of the Mid-Con Acquisition consideration will be more than contemplated at the time the Merger Agreement was signed.

The Mid-Con Acquisition may be completed even though material adverse changes subsequent to the announcement of the transaction, such as industry-wide changes or other events, may occur.

In general, either party can refuse to complete the Mid-Con Acquisition if there is a material adverse change affecting the other party. However, some types of changes do not permit us to refuse to complete the Mid-Con Acquisition, even if such changes would have a material adverse effect on us or Mid-Con. For example, a failure by Mid-Con to meet or exceed any projection or forecast or any effect on Mid-Con resulting from changes generally affecting the oil and gas industry, the economy, or the financial, credit or securities markets, would not give us the right to refuse to complete the Mid-Con Acquisition. If adverse changes occur that affect Mid-Con but the parties are still required to complete the Mid-Con Acquisition, our share price, business and financial results after the Mid-Con Acquisition may suffer.

The COVID-19 outbreak may adversely affect our ability to timely consummate the Mid-Con Acquisition.

COVID-19 and the various precautionary measures attempting to limit its spread taken by many governmental authorities worldwide has had a severe effect on global markets and the global economy. The extent to which the COVID-19 pandemic impacts our business operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the nature and extent of governmental actions taken to contain it or treat its impact, among others. COVID-19 and official actions in response to it have made it more challenging for us and relevant third parties to adequately staff our and their respective businesses and operations and may cause delay in our ability to obtain the relevant approvals for the consummation of the Mid-Con Acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company withheld the following shares from employees during the quarter ended September 30, 2020 for the payment of taxes due on shares of restricted stock that vested and were issued under its stock-based compensation plans:

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part of	of Shares that May Yet
Period	Shares Withheld	Per Share	Publicly Announced Program	be Purchased Under Program

July 2020	3,678	$2.27	—	$—
August 2020	—	$—	—	$—
September 2020	—	$—	—	$—
Total	3,678	$2.27	—	$31.8 million (1)

(1)	In September 2011, the Company’s board of directors approved a $50 million share repurchase program. All shares are to be purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases are subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. The program does not have an expiration date. No shares were purchased for the quarter ended September 30, 2020. As of September 30, 2020, the Company has $31.8 million available under its share repurchase program, however, those repurchases could be limited under restrictions in the Company’s Credit Agreement.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated October 25, 2020, by and among Contango Oil  & Gas Company, Michael Merger Sub LLC, Mid-Con Energy Partners, LP, and Mid-Con Energy GP, LLC (filed as Exhibit 2.1 to the Company’s Report on Form 8-K/A dated October 25, 2020, as filed with the Securities and Exchange Commission on October 27, 2020 and incorporated by reference herein).

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

10.2

Amended and Restated 2009 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Report on Form  10-Q dated August 19, 2020, as filed with the Securities and Exchange Commission on August 19, 2020 and incorporated by reference herein).

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

CONTANGO OIL & GAS COMPANY

Date: November 16, 2020	By:	/s/ WILKIE S. COLYER
Wilkie S. Colyer
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ E. JOSEPH GRADY
E. Joseph Grady
Senior Vice President and Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)