Form 10-Q
period 2021-03-31
CONTANGO OIL & GAS CO
filed 2021-05-13
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-16317

CONTANGO OIL & GAS COMPANY

(Exact name of registrant as specified in its charter)

TEXAS	95-4079863

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 E. 5th Street, Suite 300 Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

(817) 529-0059

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.04 per share	MCF	NYSE American

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of May 10, 2021 was 200,686,671.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Unless the context requires otherwise or unless otherwise noted, all references in this Quarterly Report on Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and its wholly owned subsidiaries.

Item 1. Consolidated Financial Statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

	March 31,	December 31,
	2021	2020

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,596	$1,383
Accounts receivable, net	54,330	37,862
Prepaid expenses	3,778	3,360
Current derivative asset	2,294	2,996
Inventory	535	442
Deposits and other	100	763
Total current assets	62,633	46,806
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, successful efforts method of accounting:
Proved properties	1,534,757	1,274,508
Unproved properties	16,280	16,201
Other property & equipment	1,912	1,669
Accumulated depreciation, depletion, amortization and impairment	(1,197,904)	(1,190,475)
Total property, plant and equipment, net	355,045	101,903
OTHER NON-CURRENT ASSETS:
Investments in affiliates	6,793	6,793
Long-term derivative asset	128	497
Right-of-use lease assets	7,404	5,448
Debt issuance costs	2,493	1,782
Deposits	1,813	7,038
Total other non-current assets	18,631	21,558
TOTAL ASSETS	$436,309	$170,267

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$109,823	$83,970
Current derivative liability	8,733	1,317
Current asset retirement obligations	4,197	4,249
Total current liabilities	122,753	89,536
NON-CURRENT LIABILITIES:
Long-term debt	101,969	12,369
Long-term derivative liability	5,258	1,648
Asset retirement obligations	109,960	48,523
Lease liabilities	3,482	2,624
Total non-current liabilities	220,669	65,164
TOTAL LIABILITIES	343,422	154,700
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 400,000,000 shares authorized, 199,393,595 shares issued and 199,267,434 shares outstanding at March 31, 2021, 173,830,390 shares issued and 173,737,816 shares outstanding at December 31, 2020	7,963	6,941
Additional paid-in capital	615,949	535,192
Treasury shares at cost (126,161 shares at March 31, 2021 and 92,574 shares at December 31, 2020)	(414)	(248)
Accumulated deficit	(530,611)	(526,318)
Total shareholders’ equity	92,887	15,567
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$436,309	$170,267

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020

	(unaudited)
REVENUES:
Oil and condensate sales	$36,993	$22,782
Natural gas sales	14,492	8,170
Natural gas liquids sales	8,281	3,621
Other operating revenues	184	—
Total revenues	59,950	34,573
EXPENSES:
Operating expenses	27,478	19,257
Exploration expenses	196	398
Depreciation, depletion and amortization	9,143	12,854
Impairment and abandonment of oil and natural gas properties	3	145,878
General and administrative expenses	11,359	7,651
Total expenses	48,179	186,038
OTHER INCOME (EXPENSE):
Gain from investment in affiliates, net of income taxes	—	286
Gain from sale of assets	217	27
Interest expense	(1,197)	(1,213)
Gain (loss) on derivatives, net	(16,080)	46,699
Other income	1,535	805
Total other income (expense)	(15,525)	46,604
NET LOSS BEFORE INCOME TAXES	(3,754)	(104,861)
Income tax provision	(539)	(394)
NET LOSS	$(4,293)	$(105,255)
NET LOSS PER SHARE:
Basic	$(0.02)	$(0.80)
Diluted	$(0.02)	$(0.80)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	192,271	131,338
Diluted	192,271	131,338

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2021	2020

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,293)	$(105,255)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	9,143	12,854
Impairment of oil and natural gas properties	—	145,878
Amortization of debt issuance costs	178	177
Gain on sale of assets	(217)	(27)
Gain from investment in affiliates	—	(286)
Stock-based compensation	1,779	350
Non-cash mark-to-market loss (gain) on derivative instruments	13,639	(41,391)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable & other receivables	(12,139)	10,761
Increase in prepaid expenses	(194)	(245)
Increase in inventory	(93)	(1)
Increase (decrease) in accounts payable & advances from joint owners	11,016	(14,326)
Increase (decrease) in other accrued liabilities	4,304	(1,951)
Decrease in income taxes receivable, net	—	241
Increase in income taxes payable, net	578	192
Decrease (increase) in deposits and other	7,038	(7,219)
Net cash provided by (used in) operating activities	$30,739	$(248)
CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas exploration and development expenditures	$(1,862)	$(9,492)
Acquisition of oil & natural gas properties	(117,555)	—
Sale of oil & natural gas properties	199	5
Write off of fully depreciated oil & natural gas properties	(307)	—
Net cash used in investing activities	$(119,525)	$(9,487)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Credit Agreement	$127,000	$37,000
Repayments under Credit Agreement	(37,400)	(27,000)
Net proceeds (costs) from equity offering	453	(47)
Purchase of treasury stock	(166)	(157)
Debt issuance costs	(888)	—
Net cash provided by financing activities	$88,999	$9,796
NET CHANGE IN CASH AND CASH EQUIVALENTS	$213	$61
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,383	1,624
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,596	$1,685

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2021

(in thousands, except number of shares)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity

	(unaudited)
Balance at December 31, 2020	173,737,816	$6,941	$535,192	$(248)	$(526,318)	$15,567
Equity offering - common stock	117,000	5	448	—	—	453
Mid-Con Acquisition	25,409,164	1,015	78,514	—	—	79,529
Treasury shares at cost	(33,587)	—	—	(166)	—	(166)
Restricted shares activity	37,041	2	(2)	—	—	—
Stock-based compensation	—	—	1,797	—	—	1,797
Net loss	—	—	—	—	(4,293)	(4,293)
Balance at March 31, 2021	199,267,434	$7,963	$615,949	$(414)	$(530,611)	$92,887

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

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Contango Oil & Gas Company (collectively with its subsidiaries, “Contango” or the “Company”) is a Fort Worth, Texas based independent oil and natural gas company. The Company’s business is to maximize production and cash flow from its onshore properties primarily located in its Midcontinent, Permian, Rockies and other smaller onshore areas and its offshore properties in the shallow waters of the Gulf of Mexico and use that cash flow to explore, develop and acquire oil and natural gas properties across the United States.

The following table lists the Company’s primary producing regions as of March 31, 2021:

Region	Formation
Midcontinent	Cleveland, Bartlesville, Mississippian, Woodford and others
Permian	San Andres, Yeso, Bone Springs, Wolfcamp and others
Rockies	Sussex, Shannon, Muddy, Phosphoria, Embar-Tensleep, Madison and others
Other	Woodbine, Lewisville, Buda, Georgetown, Eagleford and Offshore Gulf of Mexico properties in water depths off of Louisiana in less than 300 feet

Impact of the COVID-19 Pandemic

The coronavirus (“COVID-19”) pandemic has significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the COVID-19 pandemic has resulted in travel restrictions, business closures and other restrictions that have disrupted the demand for oil throughout the world and, when combined with the oil supply increase attributable to the battle for market share among the Organization of Petroleum Exporting Countries (“OPEC”), Russia and other oil producing nations, resulted in oil prices declining significantly beginning in late February 2020. While there has been a modest recovery in oil prices in recent months, the length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand. Due to the extreme volatility in oil prices and the impact of the COVID-19 pandemic on the financial condition of the Company’s upstream peers, the Company suspended its onshore drilling program in the Southern Delaware Basin in the first quarter of 2020 and further suspended all drilling in the second quarter of 2020 and has focused since then on certain measures that included, but were not limited to, the following:

●	work from home initiatives for all but critical staff and the implementation of social distancing measures;
●	a company-wide effort to cut costs throughout the Company’s operations;
●	utilization of the Company’s available storage capacity to temporarily store a portion of its production for later sale at higher prices when advantageous to do so;
●	suspension of all drilling from the second-half of 2020 through the quarter ended March 31, 2021, with the expectation to recommence value added drilling in 2021;
●	potential acquisitions of PDP-heavy assets, with attractive, discounted valuations, in stressed/distressed scenarios or from non-natural owners like investment or lender firms that obtained ownership through a corporate restructuring.

Capital Allocation Strategy

From the Company’s initial entry into the Southern Delaware Basin in 2016 and through early 2019, the Company was focused on the development of its Southern Delaware Basin acreage in Pecos County, Texas. In the first quarter of 2020, the Company suspended further drilling in this area in response to the dramatic decline in oil prices and further suspended all drilling in the second quarter of 2020. As of March 31, 2021, the Company was producing from eighteen wells over its approximate 16,200 gross operated (7,500 company net) acre position in West Texas, prospective for the Wolfcamp A, Wolfcamp B and Second Bone Spring formations.

The Company’s planned 2021 capital expenditure budget has increased to $24 - $27 million from previous guidance of $13 - $16 million for recompletions, facility upgrades, waterflood development and select drilling in West Texas (expected 1.5 net locations, 3 gross locations), among other things. The increase in planned capital expenditures reflects, in part, development opportunities in the Company’s recently acquired properties as part of the Mid-Con Acquisition and the Silvertip Acquisition (both as defined below), coupled with recent strength in crude oil prices. The capital expenditure program will continue to be evaluated for revision throughout the year. During the three months ended March 31, 2021, the Company incurred capital expenditures of approximately $1.6 million primarily related to redevelopment activities of newly acquired properties in its Midcontinent region. The Company believes that its internally generated cash flow will be more than adequate to fund its initial capital expenditure budget and any increase to such initial 2021 capital expenditure budget, when and if such increase is deemed appropriate. The Company plans to retain the flexibility to be more aggressive in its drilling plans should results exceed expectations, commodity prices continue to improve or if the Company reduces drilling and completion costs in certain areas, thereby making an expansion of its drilling program an appropriate business decision.

The Company plans to continue to make balance sheet strength a priority in 2021 and intends to continue to evaluate certain acquisition opportunities that may arise in this challenging commodity price environment. The Company will also aim to pursue additional “fee for service” opportunities similar to that entered into with Mid-Con (defined below) in June 2020 prior to its later acquisition, as well as pursue growth through the acquisition of PDP-heavy assets. Any excess cash flow will likely be used to reduce borrowings outstanding under the Company’s Credit Agreement (as defined below). The Company intends to keenly focus on continuing to reduce lease operating costs on its legacy and newly-acquired assets, reducing general and administrative expenses, improving cash margins and lowering its exposure to asset retirement obligations through the possible sale of non-core properties.

On January 21, 2021, the Company closed on the acquisition of Mid-Con Energy Partners, LP (“Mid-Con”), in an all-stock merger transaction in which Mid-Con became a direct, wholly owned subsidiary of Contango (the “Mid-Con Acquisition”). A total of 25,409,164 shares of Contango common stock were issued as consideration in the Mid-Con Acquisition. Effective upon the closing of the Mid-Con Acquisition, the Company’s borrowing base under its Credit Agreement increased from $75.0 million to $130.0 million, with an automatic $10.0 million reduction in the borrowing base on March 31, 2021. See Note 3 – “Acquisitions” and Note 10 – “Long-Term Debt” for further details.

On February 1, 2021, the Company closed on the acquisition of certain oil and natural gas properties located in the Big Horn Basin in Wyoming and Montana, in the Powder River Basin in Wyoming and in the Permian Basin in West Texas and New Mexico (collectively the “Silvertip Acquisition”) for aggregate consideration of approximately $58.0 million. After customary closing adjustments, including the results of operations during the period between the effective date of August 1, 2020 and the closing date, the net consideration paid was approximately $53.2 million. See Note 3 – “Acquisitions” for more information.

On May 3, 2021, the Company entered into the Fifth Amendment to the Credit Agreement which provides for, among other things, an increase in the Company’s borrowing base from $120.0 million to $250.0 million, effective May 3, 2021, expands the bank group from nine to eleven banks and includes less restrictive hedge requirements and certain modifications to financial covenants. See Note 13 – “Subsequent Events” for further details.

2. Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in the notes to the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”). Please refer to the notes to the financial statements included in the 2020 Form 10-K for additional details of the Company’s financial condition, results of operations and cash flows. No material items included in those notes have changed except as a result of normal transactions in the interim or as disclosed within this interim report.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the SEC, including instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the 2020 Form 10-K. These unaudited interim consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

Certain amounts in prior-period financial statements have been reclassified to conform to the current period’s presentation. On the consolidated statements of operations, the Company’s working interest percentage share of the overhead billed to the 8/8s joint account for wells it operates has been reclassified from operating expenses to general and administrative expenses.

Oil and Natural Gas Properties - Successful Efforts

The Company’s application of the successful efforts method of accounting for its oil and natural gas exploration and production activities requires judgment as to whether particular wells are developmental or exploratory, since lease acquisition costs and all development costs are capitalized, whereas exploratory drilling costs are continuously capitalized until the results are determined. If proved reserves are not discovered, the drilling costs are expensed as exploration costs. Other exploration related costs, such as seismic costs and other geological and geophysical expenses, are expensed as incurred.

The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive, but then actually deliver oil and natural gas in quantities insufficient to be economic, which may result in the abandonment and/or impairment of the wells at a later date. On occasion, wells are drilled which have targeted geologic structures that are both developmental and exploratory in nature, and in such instances an allocation of costs is required to properly account for the results. Delineation seismic costs incurred to select development locations within a productive oil or natural gas field are typically treated as development costs and capitalized, but often these seismic programs extend beyond the proved reserve areas, and therefore, management must estimate the portion of seismic costs to expense as exploratory.

The evaluation of oil and natural gas leasehold acquisition costs included in unproved properties for write-off or impairment requires management’s judgment on exploratory costs related to drilling activity in a given area. Drilling activities in an area by other companies may also effectively condemn leasehold positions.

Impairment of Long-Lived Assets

Pursuant to GAAP, when circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a field-by-field basis to the unamortized capitalized cost of the assets in that field. If the estimated future undiscounted cash flows, based on the Company’s estimate of future reserves, oil and natural gas prices, operating costs and production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to its fair value. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties. Additionally, the Company may use appropriate market data to determine fair value. No impairment of proved properties was recorded during the three months ended March 31, 2021.

In the first quarter of 2020, the COVID-19 pandemic and the resulting deterioration in the global demand for oil, combined with the failure by OPEC and Russia to reach an agreement on lower production quotas until April 2020, caused a dramatic increase in the supply of oil, a corresponding decrease in commodity prices, and reduced the demand for all commodity products. Consequently, during the three months ended March 31, 2020, the Company recorded a $143.3 million non-cash charge for proved property impairment of its onshore properties related to the dramatic decline in commodity prices, the “PV-10” (present value, discounted at a 10% rate) of its proved reserves, and the associated change in its then forecasted development plans for its proved, undeveloped locations.

Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value of those properties, with any such impairment charged to expense in the period. No impairment of unproved properties was recorded during the three months ended March 31, 2021. The Company recorded a $2.6 million non-cash charge for unproved impairment expense during the three months ended March 31, 2020 related to expiring leases in the Company’s Midcontinent region.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities, including unexercised stock options, performance stock units and unvested restricted stock, have not been considered when their effect would be antidilutive. The Company excluded 42,518 shares or units, and 366,749 shares or units of potentially dilutive securities during the three months ended March 31, 2021 and 2020, respectively, as they were antidilutive.

Subsidiary Guarantees

Contango Oil & Gas Company, as the parent company of its subsidiaries, filed a registration statement on Form S-3 on December 18, 2020 with the SEC to register, among other securities, debt securities that the Company may issue from time to time. Contango Resources, Inc., Contango Midstream Company, Contango Operators, Inc., Contaro Company, Contango Alta Investments, Inc. and any other of the Company’s future subsidiaries specified in any future prospectus supplement (each a “Subsidiary Guarantor”) are co-registrants with the Company under the registration statement, and the registration statement also registered guarantees of debt securities by such Subsidiary Guarantors. The Subsidiary Guarantors are wholly-owned by the Company, either directly or indirectly, and any guarantee by the Subsidiary Guarantors will be full and unconditional. The Company has no assets or operations independent of the Subsidiary Guarantors, and there are no significant restrictions upon the ability of the Subsidiary Guarantors to distribute funds to the Company. Finally, the Company’s wholly-owned subsidiaries do not have restricted assets that exceed 25% of net assets as of the most recent fiscal year end that may not be transferred to the Company in the form of loans, advances or cash dividends by such subsidiary without the consent of a third party.

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

Leases

The Company recognizes a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term on the Company’s consolidated balance sheet. The Company does not include leases with an initial term of less than twelve months on the balance sheet. The Company recognizes payments on these leases within “Operating expenses” on its consolidated statements of operations. The Company has modified procedures to its existing internal controls to review any new contracts which contain a physical asset on a quarterly basis and determine if an arrangement is, or contains, a lease at inception. The Company will continue to review all new or modified contracts on a quarterly basis for proper treatment. See Note 7 – “Leases” for additional information.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) related to the calculation of credit losses on financial instruments. All financial instruments not accounted for at fair value will be impacted, including the Company’s trade and joint interest billing receivables. Allowances are to be measured using a current expected credit loss model as of the reporting date that is based on historical experience, current conditions and reasonable and supportable forecasts. This is significantly different from the current model that increases the allowance when losses are probable. Initially, ASU 2016-13 was effective for all public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and will be applied with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The FASB subsequently issued ASU 2019-04 (“ASU 2019-04”), Codification Improvements to Financial Instruments - Credit Losses (Topic 326), Derivatives (Topic 815) and Financial Instruments (Topic 825) and ASU 2019-05 (“ASU 2019-05”), Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. ASU 2019-04 and ASU 2019-05 provide certain codification improvements related to implementation of ASU 2016-13 and targeted transition relief consisting of an option to irrevocably elect the fair value option for eligible instruments. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates. This amendment deferred the effective date of ASU 2016-13 from January 1, 2020 to January 1, 2023 for calendar year-end smaller reporting companies, which includes the Company. The Company plans to defer the implementation of ASU 2016-13, and the related updates.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. ASU 2020-04 will be in effect through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which further clarifies certain topics in ASU 2020-04, such as expedients and exceptions. The Company is currently assessing the potential impact of ASU 2020-04 and ASU 2021-01 on its consolidated financial statements.

3. Acquisitions

Mid-Con Acquisition

On October 25, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement’) with Mid-Con and Mid-Con Energy GP, LLC, the general partner of Mid-Con (“Mid-Con GP”), pursuant to which Mid-Con would merge with and into Michael Merger Sub LLC, a Delaware limited liability company and a wholly-owned, direct subsidiary of the Company. The Mid-Con Acquisition, which closed on January 21, 2021, was unanimously approved by the conflicts committee of the board of directors of Mid-Con, by the full board of directors of Mid-Con, by the disinterested directors of the board of directors of the Company and was subject to shareholder and unitholder approvals and other customary conditions to closing. At the effective time of the Mid-Con Acquisition (the “Effective Time”), each common unit representing limited partner interests in Mid-Con issued and outstanding immediately prior to the Effective Time (other than treasury units or units held by Mid-Con GP) was converted automatically into the right to receive 1.75 shares of the Company’s common stock. A total of 25,409,164 shares of Contango common stock were issued as consideration in the Mid-Con Acquisition. As of January 21, 2021, John C. Goff, Chairman of the Board of Directors of the Company, beneficially owned approximately 56.4% of the common units of Mid-Con, and Travis Goff, John C. Goff’s son and the President of Goff Capital, Inc., served on the board of directors of the general partner of Mid-Con. The

Company’s senior management team is running the combined company, and Contango’s board of directors remains intact as the board of directors of the combined company. The combined company is headquartered in Fort Worth, Texas.

The Mid-Con Acquisition was accounted for as a business combination using the acquisition method of accounting under FASB ASC 805, Business Combinations (“ASC 805”). Therefore, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated acquisition date fair values based on then currently available information. A combination of a discounted cash flow model and market data was used by the Company in determining the fair value of the oil and natural gas properties. Significant inputs into the calculation included future commodity prices, estimated volumes of oil and natural gas reserves, expectations for the timing and amount of future development and operating costs, future plugging and abandonment costs and a risk adjusted discount rate. The preliminary purchase price assessment remains an ongoing process and is subject to change for up to one year subsequent to the closing of the Mid-Con Acquisition.

The following table sets forth the Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Purchase Price Allocation
Consideration:
Cash	$14,520
Exchange ratio of Contango shares for Mid-Con common units	1.75
Contango common stock to be issued to Mid-Con unitholders	25,409
Issue price	$3.13
Stock consideration	79,530
Payment of revolving credit facility	68,667
Total consideration	$148,197

Fair value of liabilities assumed:
Accounts payable	$8,892
Asset retirement obligations	28,252
Total fair value of liabilities assumed	$37,144

Fair value of assets acquired:
Cash and cash equivalents	$3,110
Accounts receivable	5,191
Current derivative asset	1,544
Prepaid expenses	225
Proved oil and natural gas properties	173,878
Other property and equipment	243
Other non-current assets	1,150
Total fair value of assets acquired	$185,341

Silvertip Acquisition

On November 27, 2020, the Company entered into a purchase agreement  (“the Purchase Agreement”) to acquire certain oil and natural gas properties located in the Big Horn Basin in Wyoming and Montana, in the Powder River Basin in Wyoming and in the Permian Basin in West Texas and New Mexico, for aggregate consideration of approximately $58.0 million in cash. In connection with the execution of the Purchase Agreement, the Company paid $7.0 million as a deposit for its obligations under the Purchase Agreement, which is included in the consolidated balance sheet as of December 31, 2020. The Silvertip Acquisition closed on February 1, 2021, and a balance of $46.2 million was paid upon closing, after customary closing adjustments, including the results of operations during the period between the effective date of August 1, 2020 and the closing date.

The Silvertip Acquisition was accounted for using the accounting for asset acquisitions under ASC 805. Under the accounting for asset acquisitions, the Silvertip Acquisition was recorded using a cost accumulation and allocation model under which the cost of the acquisition was allocated on a relative fair value basis to the assets acquired and liabilities assumed. For asset acquisitions under ASC 805, acquisition-related transaction costs are capitalized as a component of the cost of the assets acquired.

A summary of the consideration paid and the preliminary relative fair value of the assets acquired and liabilities assumed, which is subject to change based upon the final settlement statement that is expected to be provided to Contango in the second quarter of 2021, is as follows (in thousands):

Purchase Price Allocation
Consideration:
Purchase price	$58,000
Closing adjustments	(4,739)
Total consideration	53,261
Acquisition transaction costs	109
Total cash paid	$53,370

Fair value of liabilities assumed:
Accounts payable	$423
Lease liabilities	1,014
Asset retirement obligations	32,367
Total relative fair value of liabilities assumed	$33,804

Fair value of assets acquired:
Proved oil and natural gas properties	$86,160
Right-of-use lease assets	1,014
Total relative fair value of assets acquired	$87,174

Pro Forma Information

The following unaudited pro forma combined condensed financial data for the year ended December 31, 2020 was derived from the historical financial statements of the Company after giving effect to the Mid-Con Acquisition and the Silvertip Acquisition, as if they had occurred on January 1, 2020. The below information reflects pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including the depletion of the fair-valued proved oil and natural gas properties acquired in the Mid-Con Acquisition and the Silvertip Acquisition. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate the assets acquired. The pro forma consolidated statement of operations data has been included for comparative purposes only, is not necessarily indicative of the results that might have occurred had the acquisition taken place on January 1, 2020 and is not intended to be a projection of future results.

(In thousands except for per share amounts)	Year Ended December 31, 2020
Revenues	$202,442
Net loss	$(191,975)
Basic loss per share	$(0.97)
Diluted loss per share	$(0.97)

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2021. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There have been no transfers between Level 1, Level 2 or Level 3.

Fair value information for financial assets and liabilities was as follows as of March 31, 2021 (in thousands):

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts - assets	$2,422	$—	$2,422	$—
Commodity price contracts - liabilities	$(13,991)	$—	$(13,991)	$—

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

As of March 31, 2021, the Company’s derivative contracts were all with major institutions with investment grade credit ratings which are believed to have minimal credit risk, which primarily are lenders within the Company’s bank group. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

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

5. Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations, such as commodity price risk. Derivative contracts are typically utilized to hedge the Company’s exposure to price fluctuations and reduce the variability in the Company’s cash flows associated with anticipated sales of future oil and natural gas production. The Company typically hedges a substantial, but varying, portion of anticipated oil and natural gas production for future periods. The Company believes that these derivative arrangements, although not free of risk, allow it to achieve a more predictable cash flow and to reduce exposure to commodity price fluctuations. However, derivative arrangements limit the benefit of increases in the prices of oil, natural gas and natural gas liquids sales. Moreover, because its derivative arrangements apply only to a portion of its production, the Company’s strategy provides only partial protection against declines in commodity prices. Such arrangements may expose the Company to risk of financial loss in certain circumstances. The Company continuously reevaluates its hedging program in light of changes in production, market conditions, commodity price forecasts and requirements under its Credit Agreement.

As of March 31, 2021, the Company’s oil and natural gas derivative positions consisted of swaps and costless collars. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for oil and natural gas. A costless collar consists of a purchased put option and a sold call option, which establishes a minimum and maximum price, respectively, that the Company will receive for the volumes under the contract.

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

The Company currently has derivative contracts in place to cover production periods through the first quarter of 2023, which include hedges novated from Mid-Con and additional hedges entered into in the first quarter of 2021. As of March 31, 2021, the Company’s oil derivative contracts include hedges for 1.6 MMBbls of remaining 2021 production with an average floor price of $55.16 per barrel and 1.4 MMBbls of 2022 production with an average floor price of $50.24 per barrel. As of March 31, 2021, the Company’s natural gas derivative contracts include 9.2 Bcf of remaining 2021 production with an average floor price of $2.66 per MMBtu and 10.1 Bcf of 2022 production with an average floor price of $2.60 per MMBtu. Approximately 97% of the Company’s hedges are swaps, and the Company has no three-way collars or short puts.

As of March 31, 2021, the following financial derivative instruments were in place (fair value in thousands):

Commodity	Period	Derivative	Volume/Month		Price/Unit		Fair Value
Oil	April 2021 - July 2021	Swap	12,000	Bbls	$50.00	(1)	(429)
Oil	Aug 2021 - Sept 2021	Swap	10,000	Bbls	$50.00	(1)	(157)

Oil	April 2021 - July 2021	Swap	62,000	Bbls	$52.00	(1)	(1,720)
Oil	Aug 2021 - Sept 2021	Swap	55,000	Bbls	$52.00	(1)	(642)
Oil	Oct 2021 - Dec 2021	Swap	64,000	Bbls	$52.00	(1)	(904)

Oil	April 2021	Swap	20,647	Bbls	$55.78	(1)	(70)
Oil	May 2021	Swap	20,563	Bbls	$55.78	(1)	(69)
Oil	June 2021	Swap	20,487	Bbls	$55.78	(1)	(65)
Oil	July 2021	Swap	20,412	Bbls	$55.78	(1)	(56)

Commodity	Period	Derivative	Volume/Month		Price/Unit				Fair Value
Oil	Aug 2021	Swap	20,301	Bbls	$55.78			(1)	(47)
Oil	Sept 2021	Swap	20,228	Bbls	$55.78			(1)	(37)
Oil	Oct 2021	Swap	20,155	Bbls	$55.78			(1)	(27)
Oil	Nov 2021	Swap	20,084	Bbls	$55.78			(1)	(19)
Oil	Dec 2021	Swap	20,012	Bbls	$55.78			(1)	(9)

Oil	April 2021	Collar	20,647	Bbls	$52.00	-	58.80	(1)	(38)
Oil	May 2021	Collar	20,563	Bbls	$52.00	-	58.80	(1)	(48)
Oil	June 2021	Collar	20,487	Bbls	$52.00	-	58.80	(1)	(49)
Oil	July 2021	Collar	20,412	Bbls	$52.00	-	58.80	(1)	(45)
Oil	Aug 2021	Collar	20,301	Bbls	$52.00	-	58.80	(1)	(40)
Oil	Sept 2021	Collar	20,228	Bbls	$52.00	-	58.80	(1)	(33)
Oil	Oct 2021	Collar	20,155	Bbls	$52.00	-	58.80	(1)	(27)
Oil	Nov 2021	Collar	20,084	Bbls	$52.00	-	58.80	(1)	(20)
Oil	Dec 2021	Collar	20,012	Bbls	$52.00	-	58.80	(1)	(12)

Oil	April 2021 - Oct 2021	Swap	25,000	Bbls	$54.77			(1)	(630)
Oil	Nov 2021 - Dec 2021	Swap	15,000	Bbls	$54.77			(1)	(52)

Oil	April 2021	Swap	50,000	Bbls	$63.13			(1)	198
Oil	May 2021	Swap	50,000	Bbls	$62.71			(1)	179
Oil	June 2021	Swap	50,000	Bbls	$62.17			(1)	162
Oil	July 2021	Swap	50,000	Bbls	$61.50			(1)	149
Oil	Aug 2021	Swap	50,000	Bbls	$60.94			(1)	143
Oil	Sep 2021	Swap	50,000	Bbls	$60.38			(1)	139
Oil	Oct 2021	Swap	50,000	Bbls	$59.89			(1)	137
Oil	Nov 2021	Swap	50,000	Bbls	$59.46			(1)	136
Oil	Dec 2021	Swap	50,000	Bbls	$59.01			(1)	136

Oil	April 2022 - Oct 2022	Swap	25,000	Bbls	$42.04			(1)	(2,098)

Oil	Jan 2022	Swap	60,000	Bbls	$52.94			(1)	(177)
Oil	Feb 2022	Swap	60,000	Bbls	$52.65			(1)	(175)
Oil	March 2022	Swap	60,000	Bbls	$52.29			(1)	(175)
Oil	April 2022	Swap	47,500	Bbls	$51.98			(1)	(139)
Oil	May 2022	Swap	45,000	Bbls	$51.71			(1)	(131)
Oil	June 2022	Swap	45,000	Bbls	$51.41			(1)	(130)
Oil	July 2022	Swap	45,000	Bbls	$51.13			(1)	(129)
Oil	Aug 2022	Swap	45,000	Bbls	$50.89			(1)	(128)
Oil	Sep 2022	Swap	45,000	Bbls	$50.65			(1)	(127)
Oil	Oct 2022	Swap	45,000	Bbls	$50.45			(1)	(128)
Oil	Nov 2022	Swap	55,000	Bbls	$50.26			(1)	(153)
Oil	Dec 2022	Swap	55,000	Bbls	$50.22			(1)	(151)
Oil	Jan 2023	Swap	57,500	Bbls	$49.81			(1)	(157)
Oil	Feb 2023	Swap	57,500	Bbls	$49.63			(1)	(155)

Oil	Jan 2022	Swap	60,000	Bbls	$52.96			(1)	(176)
Oil	Feb 2022	Swap	60,000	Bbls	$52.66			(1)	(175)
Oil	March 2022	Swap	60,000	Bbls	$52.27			(1)	(176)
Oil	April 2022	Swap	47,500	Bbls	$51.96			(1)	(140)
Oil	May 2022	Swap	45,000	Bbls	$51.72			(1)	(131)
Oil	June 2022	Swap	45,000	Bbls	$51.42			(1)	(130)
Oil	July 2022	Swap	45,000	Bbls	$51.13			(1)	(129)
Oil	Aug 2022	Swap	45,000	Bbls	$50.90			(1)	(128)

Commodity	Period	Derivative	Volume/Month		Price/Unit		Fair Value
Oil	Sep 2022	Swap	45,000	Bbls	$50.66	(1)	(127)
Oil	Oct 2022	Swap	45,000	Bbls	$50.47	(1)	(125)
Oil	Nov 2022	Swap	55,000	Bbls	$50.26	(1)	(153)
Oil	Dec 2022	Swap	55,000	Bbls	$50.01	(1)	(152)
Oil	Jan 2023	Swap	57,500	Bbls	$49.79	(1)	(158)
Oil	Feb 2023	Swap	57,500	Bbls	$49.62	(1)	(156)

Natural Gas	April 2021 - July 2021	Swap	120,000	MMBtus	$2.51	(2)	(66)
Natural Gas	Aug 2021 - Sept 2021	Swap	10,000	MMBtus	$2.51	(2)	(5)

Natural Gas	April 2021 - July 2021	Swap	120,000	MMBtus	$2.51	(2)	(69)
Natural Gas	Aug 2021 - Sept 2021	Swap	10,000	MMBtus	$2.51	(2)	(5)

Natural Gas	April 2021 - Oct 2021	Swap	400,000	MMBtus	$2.51	(2)	(514)
Natural Gas	Nov 2021 - Dec 2021	Swap	580,000	MMBtus	$2.51	(2)	(448)

Natural Gas	April 2021 - Nov 2021	Swap	70,000	MMBtus	$2.36	(2)	(197)
Natural Gas	Dec 2021	Swap	350,000	MMBtus	$2.36	(2)	(211)

Natural Gas	April 2021 - July 2021	Swap	350,000	MMBtus	$2.96	(2)	436
Natural Gas	Aug 2021 - Oct 2021	Swap	500,000	MMBtus	$2.96	(2)	316
Natural Gas	Nov 2021	Swap	450,000	MMBtus	$2.96	(2)	58

Natural Gas	Jan 2022 - March 2022	Swap	780,000	MMBtus	$2.54	(2)	(960)

Natural Gas	April 2022 - July 2022	Swap	650,000	MMBtus	$2.52	(2)	100
Natural Gas	Aug 2022 - Oct 2022	Swap	350,000	MMBtus	$2.52	(2)	3

Natural Gas	Jan 2022 - March 2022	Swap	250,000	MMBtus	$3.15	(2)	148

Natural Gas	April 2022	Swap	175,000	MMBtus	$2.51	(2)	5
Natural Gas	May 2022 - July 2022	Swap	150,000	MMBtus	$2.51	(2)	18
Natural Gas	Aug 2022 - Oct 2022	Swap	400,000	MMBtus	$2.51	(2)	2

Natural Gas	Nov 2022 - Feb 2023	Swap	750,000	MMBtus	$2.72	(2)	(105)
Total net fair value of derivative instruments (in thousands)							$(11,569)

(1)	Based on West Texas Intermediate oil prices.
(2)	Based on Henry Hub NYMEX natural gas prices.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of March 31, 2021 (in thousands):

	Gross	Netting (1)	Total
Assets	$2,422	$—	$2,422
Liabilities	$(13,991)	$—	$(13,991)

(1) Represents counterparty netting under agreements governing such derivatives.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of December 31, 2020 (in thousands):

	Gross	Netting (1)	Total
Assets	$3,493	$—	$3,493
Liabilities	$(2,965)	$—	$(2,965)

(1) Represents counterparty netting under agreements governing such derivatives.

The following table summarizes the effect of derivative contracts on the consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Oil contracts	$(1,882)	$2,797
Natural gas contracts	(559)	2,511
Realized gain (loss)	$(2,441)	$5,308

Oil contracts	$(13,786)	$40,727
Natural gas contracts	147	664
Non-cash mark-to-market gain (loss)	$(13,639)	$41,391
Gain (loss) on derivatives, net	$(16,080)	$46,699

6. Stock-Based Compensation

2009 Incentive Compensation Plan

The Company has in place the Contango Oil & Gas Company Third Amended and Restated 2009 Incentive Compensation Plan (the “2009 Plan”) which allows for stock options, restricted stock or performance stock units to be awarded to executive officers, directors and employees as a performance-based award.

Restricted Stock

During the three months ended March 31, 2021, the Company issued 37,041 restricted stock awards to the members of the board of directors, in lieu of cash fees earned during the fourth quarter of 2020, which vested immediately. The weighted average fair value of the restricted shares granted during the three months ended March 31, 2021, was $2.91 per share, with a total fair value of approximately $0.1 million. There were no forfeitures of restricted stock during the three months ended March 31, 2021. The Company recognized approximately $0.5 million in restricted stock compensation expense during the three months ended March 31, 2021, related to restricted stock previously granted to its officers, employees and directors. As of March 31, 2021, an additional $1.9 million of compensation expense related to restricted stock remained to be recognized over the remaining weighted-average vesting period of 2.0 years. Approximately 6.2 million shares remained available for grant under the 2009 Incentive Compensation Plan as of March 31, 2021, assuming PSUs (as defined below) are settled at 100% of target.

In May 2021, the Company granted 1,413,189 shares of restricted common stock to employees, which vest ratably over three years, as part of their overall compensation package.

There were no grants or forfeitures of restricted stock during the three months ended March 31, 2020. The Company recognized approximately $0.2 million in restricted stock compensation expense during the three months ended March 31, 2020, related to restricted stock previously granted to its officers, employees and directors.

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

Compensation expense associated with PSUs is based on the grant date fair value of a single PSU as determined using the Monte Carlo simulation model, which utilizes a stochastic process to create a range of potential future outcomes given a variety of inputs. As it is intended that the PSUs will be settled with shares of the Company’s common stock after three years, the PSU awards are accounted for as equity awards, and the fair value is calculated on the grant date. The simulation model calculates the payout percentage based on the stock price performance over the performance period. The concluded fair value is based on the average achievement percentage over all the iterations. The resulting fair value expense is amortized over the life of the PSU award.

There were no grants or forfeitures of PSUs during the three months ended March 31, 2021. The Company recognized approximately $1.3 million in stock compensation expense related to previously granted PSUs during the three months ended March 31, 2021. As of March 31, 2021, an additional $10.5 million of compensation expense related to PSUs remained to be recognized over the remaining weighted-average vesting period of 2.1 years.

In May 2021, the Company granted 1,772,066 PSUs to its executive officers and certain employees as part of their overall compensation package. The performance period will be measured between May 1, 2021 and April 30, 2024. The weighted average fair value of these granted PSUs is currently undergoing evaluation via the Monte Carlo simulation model.

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

Stock Options

Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the three months ended March 31, 2021 and 2020, there was no excess tax benefit recognized.

Compensation expense related to stock option grants is recognized over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. No stock options were granted or forfeited during the three months ended March 31, 2021 or 2020.

During the three months ended March 31, 2021, no stock options were exercised, and 19,268 stock options expired. During the three months ended March 31, 2020, no stock options were exercised, and 329 stock options expired. As of March 31, 2021, there were 579 stock options vested and exercisable. The exercise price for such options ranges from $35.00 to $38.98 per share, with an average remaining contractual life of 1.0 years.

7. Leases

During the three months ended March 31, 2021, the Company acquired several contracts in the Mid-Con Acquisition and the Silvertip Acquisition related to compressors, vehicle leases and office space with terms of twelve months or more, which qualify as operating or finance leases. The Company also entered into a new contract for its headquarters office in Fort Worth, Texas. As of March 31, 2021, the Company’s operating leases were for compressors and office space, and the Company’s finance leases were for vehicles, compressors and office equipment.

The Company also has compressor contracts which are on a month-to-month basis, and while it is probable the contracts will be renewed on a monthly basis, the compressors can be easily substituted or cancelled by either party, with minimal penalties. Leases with these terms are not included on the Company’s balance sheet and are recognized on the consolidated statements of operations on a straight-line basis over the lease term.

The following table summarizes the balance sheet information related to the Company’s leases as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Operating lease right of use asset (1)	$3,920	$2,452

Operating lease liability - current (2)	$(2,703)	$(1,832)
Operating lease liability - long-term (3)	(1,101)	(522)
Total operating lease liability	$(3,804)	$(2,354)

Financing lease right of use asset (1)	$3,484	$2,996

Financing lease liability - current (2)	$(1,161)	$(940)
Financing lease liability - long-term (3)	(2,381)	(2,102)
Total financing lease liability	$(3,542)	$(3,042)

(1)	Included in “Right-of-use lease assets” on the consolidated balance sheet.
(2)	Included in “Accounts payable and accrued liabilities” on the consolidated balance sheet.
(3)	Included in “Lease liabilities” on the consolidated balance sheet.

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

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Weighted Average Remaining Lease Terms (in years):
Operating leases	1.67	1.47
Financing leases	2.96	3.24

Weighted Average Discount Rate:
Operating leases	5.94%	5.72%
Financing leases	5.94%	5.92%

Maturities for the Company’s lease liabilities on the consolidated balance sheet as of March 31, 2021, were as follows (in thousands):

	March 31, 2021
	Operating Leases	Financing Leases
2021 (remaining after March 31, 2021)	$2,846	$1,339
2022	843	1,206
2023	199	918
2024	110	428
2025	—	1
Total future minimum lease payments	3,998	3,892
Less: imputed interest	(194)	(350)
Present value of lease liabilities	$3,804	$3,542

The following table summarizes expenses related to the Company’s leases for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease cost (1) (2)	$933	$687
Financing lease cost - amortization of right-of-use assets	279	135
Financing lease cost - interest on lease liabilities	53	24
Administrative lease cost (3)	19	19
Short-term lease cost (1) (4)	518	437
Total lease cost	$1,802	$1,302

(1)	This total does not reflect amounts that may be reimbursed by other third parties in the normal course of business, such as non-operating working interest owners.
(2)	Costs related to office leases and compressors with lease terms of twelve months or more.
(3)	Costs related primarily to office equipment and IT solutions with lease terms of more than one month and less than one year.
(4)	Costs related primarily to generators and compressor agreements with lease terms of more than one month and less than one year.

During the three months ended March 31, 2021, there were $1.0 million and $0.3 million in cash payments related to the Company’s operating leases and financing leases, respectively. During the three months ended March 31, 2020, there were $0.7 million and $0.2 million in cash payments related to the Company’s operating leases and financing leases, respectively.

8. Other Financial Information

The following table provides additional detail for accounts receivable, prepaid expenses and accounts payable and accrued liabilities which are presented on the consolidated balance sheets (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable:
Trade receivables (1)	$39,714	$20,306
Receivable for Alta Resources distribution	1,712	1,712
Joint interest billings	13,956	15,637
Income taxes receivable	268	268
Other receivables	950	2,209
Allowance for doubtful accounts	(2,270)	(2,270)
Total accounts receivable	$54,330	$37,862

Prepaid expenses:
Prepaid insurance	$3,051	$2,825
Other (2)	727	535
Total prepaid expenses	$3,778	$3,360

Accounts payable and accrued liabilities:
Royalties and revenue payable (1)	$35,000	$23,701
Legal suspense related to revenues (3)	29,433	27,983
Advances from partners	159	76
Accrued exploration and development	240	490
Trade payables (1)	21,429	14,273
Accrued general and administrative expenses	5,512	6,191
Accrued operating expenses (1)	10,264	5,755
Accrued operating and finance leases	3,863	2,772
Other accounts payable and accrued liabilities	3,923	2,729
Total accounts payable and accrued liabilities	$109,823	$83,970

(1)	Increase in 2021 primarily due to the Mid-Con Acquisition and the Silvertip Acquisition.
(2)	Other prepaids primarily includes software licenses.
(3)	Suspended revenues primarily relate to amounts for which there is some question as to valid ownership, unknown addresses of payees or some other payment dispute.

Included in the table below are supplemental cash flow disclosures and non-cash investing activities during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash payments:
Interest payments	$808	$1,267
Income tax payments	$(60)	$(7)
Non-cash investing activities in the consolidated statements of cash flows:
Increase (decrease) in accrued capital expenditures	$158	$(4,676)

The Company issued a total of 25,409,164 shares of Contango common stock at the closing of the Mid-Con Acquisition. See Note 3 – “Acquisitions” for more information.

9. Investment in Exaro Energy III LLC

The Company maintains an ownership interest in Exaro of approximately 37%. The Company’s share in the equity of Exaro at March 31, 2021 was approximately $6.8 million. The Company accounts for its ownership in Exaro using the equity method of accounting, and therefore, does not include its share of individual operating results, production or reserves in those reported for the Company’s consolidated results.

The Company’s gain or loss attributable to its share in Exaro’s results of operations for the three months ended March 31, 2021 was de minimis. The Company recognized a gain of $0.3 million, net of no tax expense, attributable to its share in Exaro’s results of operations for the three months ended March 31, 2020.

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

On October 30, 2020, the Company entered into the Third Amendment to the Credit Agreement, which became effective on January 21, 2021, upon the satisfaction of certain conditions, including the consummation of the Mid-Con Acquisition. See Note 3 – “Acquisitions” for more information. The Third Amendment provides for, among other things, (i) a 25 basis point increase in the applicable margin at each level of the borrowing base utilization-based pricing grid, (ii) an increase of the borrowing base from $75.0 million to $130.0 million on the effective date of the Third Amendment with a $10.0 million automatic stepdown in the borrowing base on March 31, 2021, (iii) certain modifications to the Company’s minimum hedging covenant including requiring hedging for at least 75% of the Company’s projected PDP volumes for 24 full calendar months on or prior to 30 days after the effective date of the Third Amendment and on April 1 and October 1 of each calendar year and (iv) the addition of three new banks to the lender group. The Company’s borrowing base was decreased to $120.0 million on March 31, 2021, per the Third Amendment. On January 21, 2021, the Company entered into the Fourth Amendment to the Credit Agreement, which was related to the transfer of a letter of credit for Mid-Con. The semi-annual redetermination occurred in May 2021, as regularly scheduled, and resulted in an increase in the borrowing base from $130.0 million to $250.0 million, per the Fifth Amendment to the Credit Agreement, as discussed below.

As of March 31, 2021, the Company had approximately $98.6 million outstanding under the Credit Agreement, $2.9 million in outstanding letters of credit and borrowing availability of $18.5 million under the Credit Agreement. As of December 31, 2020, the Company had approximately $9.0 million outstanding under the Credit Agreement and $1.9 million in an outstanding letter of credit.

The Company initially incurred $1.8 million of arrangement and upfront fees in connection with the Credit Agreement and incurred an additional $1.6 million in fees for the first amendment to the Credit Agreement, which is to be amortized over the five-year term of the Credit Agreement. No fees were paid for the Second Amendment. The Company incurred $1.0 million in fees related to the Third Amendment, which became effective upon the closing of the Mid-Con Acquisition on January 21, 2021, of which $0.1 million were incurred during the fourth quarter of 2020. During the three months ended March 31, 2021, the Company amortized debt issuance costs of $0.2 million related to the Credit Agreement. As of March 31, 2021, the remaining amortizable balance of these fees was $2.5 million, which will be amortized through September 17, 2024.

Total interest expense under the Company’s Credit Agreement, including commitment fees, was approximately $1.2 million for each of the three months ended March 31, 2021 and 2020.

The weighted average interest rates in effect at March 31, 2021 and December 31, 2020 were 3.9% and 2.9%, respectively.

The Credit Agreement is collateralized by liens on substantially all of the Company’s oil and natural gas properties and other assets and security interests in the stock of its wholly owned and/or controlled subsidiaries. The Company’s wholly owned and/or controlled subsidiaries are also required to join as guarantors under the Credit Agreement.

The Credit Agreement contains customary and typical restrictive covenants. The Credit Agreement requires a Current Ratio of greater than or equal to 1.0:1.0 and a Leverage Ratio of less than or equal to 3.5:1.0, both as defined in the Credit Agreement. The Second Amendment included a waiver of the Current Ratio and Leverage Ratio requirements until the quarter ending March 31, 2022. However, the Fifth Amendment (as defined below), reinstates the Current Ratio and Leverage Ratio requirements beginning in the second quarter of 2021 and reduces the Leverage Ratio to less than or equal to 3.25:1.0. Additionally, the Second Amendment, among other things, includes provisions requiring monthly aged accounts payable reports and typical anti-cash hoarding and cash sweep provisions with respect to a consolidated cash balance in excess of $5.0 million. The Credit Agreement also contains events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, a going concern qualification, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events. As of March 31, 2021, the Company was in compliance with all of its covenants under the Credit Agreement.

On May 3, 2021, the Company entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”) which provides for, among other things, an increase in the Company’s borrowing base from $120.0 million to $250.0 million, effective May 3, 2021, expands the bank group from nine to eleven banks and includes less restrictive hedge requirements and certain modifications to the financial covenants. See Note 13 – “Subsequent Events” for further details. Adjusted for the borrowing base increase to $250.0 million, effective on May 3, 2021, the Company had approximately $86.7 million outstanding under the Credit Agreement and $2.9 million in outstanding letters of credit, with borrowing availability of $160.4 million as of April 30, 2021.

Paycheck Protection Program Loan

On April 10, 2020, the Company entered into a promissory note evidencing an unsecured loan in the amount of approximately $3.4 million (the “PPP Loan”) made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, and is administered by the U.S. Small Business Administration. The PPP Loan to the Company was made through JPMorgan Chase Bank, N.A and is included in “Long-Term Debt” on the Company’s consolidated balance sheet.

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

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP, subject to an audit. Under the CARES Act, loan forgiveness is available, subject to limitations, for the sum of documented payroll costs, covered mortgage interest payments, covered rent payments and covered utilities during either: (1) the eight-week period beginning on the funding date; or (2) the 24-week period beginning on the funding date. Forgiveness is reduced if full-time employee headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The Company utilized the PPP Loan amount for qualifying expenses during the 24-week coverage period, and on September 30, 2020, submitted its application for forgiveness of all of the PPP Loan in accordance with the terms of the CARES Act and related guidance. The Company is currently waiting on a response from the Small Business Administration to its application for forgiveness. In the event the PPP Loan or any portion thereof is forgiven, the amount forgiven is applied to the outstanding principal.

11. Income Taxes

The Company’s income tax provision for continuing operations consists of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Current tax provision:
Federal	$—	$275
State	539	119
Total	$539	$394
Total tax provision:
Federal	$—	$275
State	539	119
Total income tax provision:	$539	$394

State income tax expense relates to income taxes for the quarter which are expected to be owed to the states of Louisiana and Oklahoma resulting from activities within those states and, in each case, that are not shielded by existing Federal tax attributes.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the amount of deferred tax liabilities, level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is not more-likely-than-not that it will realize the benefits of these deductible differences.

As of March 31, 2021, the Company had federal net operating loss (“NOL”) carryforwards of approximately $407.9 million and state NOLs of $26.5 million. The Federal NOL carryforwards are made up of: (i) those acquired in the merger with Crimson Exploration, Inc. in 2013 and (ii) from subsequent taxable losses during the years 2014 through 2020, due to lower commodity prices and utilization of various elections available to the Company in expensing capital expenditures incurred in the development of oil and natural gas properties. Generally, these NOLs are available to reduce future taxable income and the related income tax liability subject to the limitations set forth in Internal Revenue Code Section 382 related to changes of more than 50% of ownership of the Company’s stock by 5% or greater shareholders over a three-year period (a Section 382 Ownership Change) from the time of such an ownership change. The Company experienced two separate Section 382 Ownership Changes in connection with two of its equity offerings occurring in 2018 and 2019, respectively (the “Ownership Changes”). Market conditions at the time of the 2019 Ownership Change had diminished from the time of the 2018 Ownership Change, thus subjecting virtually all of the Company’s tax attributes to an annual limitation of $0.7 million a year (in pre-tax dollars). This lower annual limitation resulting from the 2019 Ownership Change effectively eliminates the ability to utilize these tax attributes in the future. As a result of the Ownership Changes, the Company has recorded a valuation allowance against substantially all of its NOLs and other deferred tax assets. The Company determined the activity during the three months ended March 31, 2021 resulted in no Section 382 Ownership Change. The valuation allowance balances at March 31, 2021 for federal and state purposes are approximately $139.7 million and approximately $6.1 million, respectively.

The Consolidated Appropriations Act of 2021 was signed into law on December 27, 2020 to provide a response by the Federal government to the pandemic, and it contains numerous tax breaks and extensions for businesses. One such provision is a change in the deductibility of meals paid to a restaurant expense. For meals paid to a restaurant in calendar years 2021 and 2022, there is no limitation on meals (compared to a 50% prior limitation). For the quarter ended March 31, 2021, the Company is claiming a 100% benefit for qualifying meal expenses.

12. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is involved in legal proceedings relating to claims associated with its properties, operations or business or arising from disputes with vendors in the normal course of business, including the material matters discussed below.

In January 2016, the Company was named as the defendant in a lawsuit filed in the District Court for Harris County in Texas by a third-party operator. The Company participated in the drilling of a well in 2012, which experienced serious difficulties during the initial drilling, which eventually led to the plugging and abandoning of the wellbore prior to reaching the target depth. In dispute is whether the Company is responsible for the additional costs related to the drilling difficulties and plugging and abandonment. In September 2019, the case went to trial, and the court ruled in favor of the plaintiff. Prior to the judgment, the Company had approximately $1.1 million in accounts payable related to the disputed costs associated with this case. As a result of the judgment, during the three months ended September 30, 2019, the Company recorded an additional $2.1 million liability for the final judgment plus fees and interest. The Company filed an appeal with the appellate court for a review of the initial trial court’s decision. On January 23, 2021, the appellate court notified both parties that it would begin reviewing the merits of the case beginning on February 23, 2021. On March 3, 2021, the appellate court affirmed the trial court’s decision. The Company has filed a petition with the Texas Supreme Court requesting a review of the appellate court’s decision and is awaiting a response.

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

13. Subsequent Events

Fifth Amendment to the Credit Agreement

On May 3, 2021, the Company entered into the Fifth Amendment to the Credit Agreement. The Fifth Amendment provides for, among other things, (i) an increase in the borrowing base from $120.0 million to $250.0 million, (ii) the reinstatement of the Current Ratio test of a minimum of 1.0:1.0 beginning with the quarter ending June 30, 2021, (iii) a slight reduction in the maximum Debt/Adj. EBITDAX from no greater than 3.5:1.0 to no greater than 3.25:1.0, (iv) a reduction in the Company’s rolling hedge requirements as a percentage of hedgeable oil and natural gas production on an equivalent barrel basis and other minor changes which are more administrative in nature. The Fifth Amendment also expands the bank group from nine to eleven banks and is effective as of May 3, 2021. The Company incurred $1.4 million in fees related to the Fifth Amendment, which will be amortized over the remaining term of the Credit Agreement, beginning in the second quarter of 2021. Adjusted for the borrowing base increase to $250.0 million, effective on May 3, 2021, the Company had approximately $86.7 million outstanding under the Credit Agreement and $2.9 million in outstanding letters of credit, with borrowing availability of $160.4 million as of April 30, 2021.

Newly Elected Board of Directors

On April 28, 2021, the Board of Directors of the Company (the “Board”) increased the size of the Board from five to seven directors and appointed Karen Simon and Janet Pasque to fill the vacancies created by the expansion of the Board, effective on April 28, 2021. Concurrent with their election as directors of the Company, Ms. Pasque was appointed to the Compensation Committee and Nominating Committee of the Board and Ms. Simon was appointed to the Audit Committee and Nominating Committee of the Board. The Board determined that Ms. Pasque and Ms. Simon are both independent directors under the applicable rules and regulations of the SEC and within the meaning of the NYSE American listing standards.

Adoption of Change of Control Severance Plan

On April 28, 2021, the Company adopted the Contango Oil & Gas Company Change in Control Severance Plan (the “Change in Control Plan”), which provides “double trigger” severance payments and benefits to all employees including the Company’s named executive officers. The policy provides an eligible participant with certain payments and benefits in the event that the participant experiences a qualifying termination event within the 18-month period following a change in control. In the event that an eligible executive’s employment is terminated without cause by the employer or for good reason by the executive within the 18-month period following the occurrence of a change in control, the Company’s Chief Executive Officer and the Company’s President would become entitled to receive 250%, and the Company’s Senior Vice President and Chief Financial Officer would become entitled to receive 200%, of the sum of the executive’s annual base salary and target annual cash bonus. In addition, the executive would receive (1) a prorated annual cash bonus for the year of termination based on actual performance; (2) Company-paid COBRA continuation coverage for up to 18 months following the date of termination; (3) reimbursement for up to $10,000 in outplacement services; and (4) any outstanding unvested PSU equity awards held by the executive will remain outstanding and vest based on the greatest of (a) actual performance through the execution date of the definitive documentation governing the change in control, (b) actual performance through the date of the participant’s termination of employment, or (c) the target number of shares granted under such PSU award. The Change in Control Plan contains a modified cutback provision whereby payments payable to an executive may be reduced if doing so would put the executive in a more advantageous after-tax provision than if payments were not reduced and the executive became subject to excise taxes under Section 4999 of the Code.

Adoption of Executive Severance Plan

On April 28, 2021, the Company adopted the Contango Oil & Gas Company Executive Severance Plan (the “Severance Plan”), which provides severance payments and benefits to its named executive officers outside the context of a change in control. The Severance Plan provides an eligible participant with payments and benefits in the event of involuntary termination without cause or other termination due to a good reason. In the event of such a qualifying termination under the Severance Plan, the participant would become entitled to receive in the case of the Company’s Chief Executive Officer and the Company’s President, 150%, and in the case of the Company’s Senior Vice President and Chief Financial Officer, 100%, of the sum of the participant’s annual base salary and target bonus. In addition, the participant would receive (1) a prorated annual cash bonus for the year of termination based on actual performance; (2) Company-paid COBRA continuation coverage for up to 18 months following the date of termination; (3) reimbursement for up to $10,000 in outplacement services; (4) all outstanding unvested time-based equity awards held by the executive will 100% accelerate and become exercisable or settle (as applicable); and (5) a pro-rated portion of any outstanding unvested PSU awards held by the executive will remain outstanding and vest based on actual performance over the applicable performance period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Quarterly Report on Form 10-Q and with our 2020 Form 10-K, previously filed with the Securities and Exchange Commission (“SEC”).

Available Information

General information about us can be found on our website at www.contango.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file or furnish them to the SEC. This report should be read together with our 2020 Form 10-K and our subsequent filings with the SEC. We are not including the information on our website as a part of, or incorporating it by reference into, this report.

Cautionary Statement about Forward-Looking Statements

Certain statements contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should”, “could”, “may”, “will”, “believe”, “plan”, “intend”, “expect”, “potential”, “possible”, “anticipate”, “estimate”, “forecast”, “view”, “efforts”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in this report, in our 2020 Form 10-K and those factors summarized below:

●	volatility and significant declines in oil, natural gas and natural gas liquids prices, including regional differentials;
●	any reduction in our borrowing base from time to time and our ability to repay any excess borrowings as a result of such reduction;
●	the impact of the COVID-19 pandemic, including reduced demand for oil and natural gas, economic slowdown, governmental and societal actions taken in response to the COVID-19 pandemic, stay-at-home orders, and interruptions to our operations;
●	our ability to execute our corporate strategy of offering a “fee for service” property management service for oil and natural gas companies;
●	risks related to the recent Mid-Con Acquisition and the Silvertip Acquisition, including the risk that the businesses will not be integrated successfully, that the anticipated cost savings, synergies and growth from those acquisitions may not be fully realized or may take longer to realize than expected, and that management attention will be diverted to integration-related issues;
●	the impact of the climate change initiative by President Biden’s administration and Congress, including the January 2021 executive order imposing a moratorium on new oil and natural gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and natural gas permitting and leasing practices;
●	our financial position;
●	the potential impact of our derivative instruments;
●	potential liability resulting from any future litigation related to the Mid-Con Acquisition;
●	our business strategy, including our ability to successfully execute on our consolidation strategy or make any desired changes in our strategy from time to time;
●	meeting our forecasts and budgets, including our 2021 capital expenditure budget;
●	expectations regarding oil and natural gas markets in the United States and our realized prices;
●	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil exporting nations to agree to, adhere to and maintain oil price and production controls;
●	outbreaks and pandemics, even outside our areas of operation, including COVID-19;
●	operational constraints, start-up delays and production shut-ins at both operated and non-operated production platforms, pipelines and natural gas processing facilities;

●	our ability to successfully develop our undeveloped acreage in the Permian Basin and Midcontinent region, and realize the benefits associated therewith;
●	increased costs and risks associated with our exploration and development in the Gulf of Mexico or the Permian Basin;
●	the risks associated with acting as operator of deep high pressure and high temperature wells, including well blowouts and explosions, onshore and offshore;
●	the risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes, especially in prospects in which we have made a large capital commitment relative to the size of our capitalization structure;
●	the timing and successful drilling and completion of oil and natural gas wells;
●	the concentration of drilling in the Permian Basin, including lower than expected production attributable to down spacing of wells;
●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations, fund our drilling program and support our acquisition efforts;
●	the cost and availability of rigs and other materials, services and operating equipment;
●	timely and full receipt of sale proceeds from the sale of our production;
●	our ability to find, acquire, market, develop and produce new oil and natural gas properties;
●	the conditions of the capital markets and our ability to access debt and equity capital markets or other non-bank sources of financing, and actions by current and potential sources of capital, including lenders;
●	interest rate volatility;
●	our ability to complete strategic dispositions or acquisitions of assets or businesses and realize the benefits of such dispositions or acquisitions;
●	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
●	the need to take impairments on our properties due to lower commodity prices or other changes in the values of our assets, which results in a non-cash charge to earnings;
●	the ability to post additional collateral for current bonds or comply with new supplemental bonding requirements imposed by the Bureau of Ocean Energy Management;
●	operating hazards attendant to the oil and natural gas business including weather, environmental risks, accidental spills, blowouts and pipeline ruptures, and other risks;
●	downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
●	potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps;
●	actions or inactions of third-party operators of our properties;
●	actions or inactions of third-party operators of pipelines or processing facilities;
●	the ability to retain key members of senior management and key technical employees and to find and retain skilled personnel;
●	strength and financial resources of competitors;
●	federal and state legislative and regulatory developments and approvals (including additional taxes and changes in environmental regulations);
●	the uncertain impact of supply of and demand for oil, natural gas and natural gas liquids;
●	our ability to obtain goods and services critical to the operation of our properties;
●	worldwide and United States economic conditions;
●	the ability to construct and operate infrastructure, including pipeline and production facilities;
●	the continued compliance by us with various pipeline and gas processing plant specifications for the gas and condensate produced by us;
●	operating costs, production rates and ultimate reserve recoveries of our oil and natural gas discoveries;
●	expanded rigorous monitoring and testing requirements;
●	the ability to obtain adequate insurance coverage on commercially reasonable terms; and
●	the limited trading volume of our common stock and general market volatility.

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

Moreover, the effects of the COVID-19 pandemic may give rise to risks that are currently unknown or amplify the risks associated with many of the factors summarized above or discussed in this report or our 2020 Form 10-K. We caution you that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure you that those statements will be realized or the forward-looking events and circumstances will occur. You should not place undue reliance on forward-looking statements in this report as they speak only as of the date of this report.

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

Overview

We are a Fort Worth, Texas based, independent oil and natural gas company. Our business is to maximize production and cash flow from our onshore properties primarily located in our Midcontinent, Permian, Rockies and other smaller onshore areas and our offshore properties in the shallow waters of the Gulf of Mexico and use that cash flow to explore, develop and acquire oil and natural gas properties across the United States.

The following table lists our primary producing regions as of March 31, 2021:

Region	Formation
Midcontinent	Cleveland, Bartlesville, Mississippian, Woodford and others
Permian	San Andres, Yeso, Bone Springs, Wolfcamp and others
Rockies	Sussex, Shannon, Muddy, Phosphoria, Embar-Tensleep, Madison and others
Other	Woodbine, Lewisville, Buda, Georgetown, Eagleford and Offshore Gulf of Mexico properties in water depths off of Louisiana in less than 300 feet

Impact of the COVID-19 Pandemic

The coronavirus (“COVID-19”) pandemic has significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the COVID-19 pandemic has resulted in travel restrictions, business closures and other restrictions that have disrupted the demand for oil throughout the world and, when combined with the oil supply increase attributable to the battle for market share among the Organization of Petroleum Exporting Countries (“OPEC”), Russia and other oil producing nations, resulted in oil prices declining significantly beginning in late February 2020. While there has been a modest recovery in oil prices in recent months, the length of this demand disruption is unknown, and there is significant uncertainty regarding the long-term impact to global oil demand. Due to the extreme volatility in oil prices and the impact of the COVID-19 pandemic on the financial condition of our upstream peers, the Company suspended its onshore drilling program in the Southern Delaware Basin in the first quarter of 2020 and further suspended all drilling in the second quarter of 2020 and has focused since then on certain measures that included, but were not limited to, the following:

●	work from home initiatives for all but critical staff and the implementation of social distancing measures;
●	a company-wide effort to cut costs throughout the Company’s operations;
●	utilization of the Company’s available storage capacity to temporarily store a portion of its production for later sale at higher prices when advantageous to do so;
●	suspension of all drilling since the second-half of 2020 through the quarter ended March 31, 2021, with the expectation to recommence value added drilling in 2021;
●	potential acquisitions of PDP-heavy assets, with attractive, discounted valuations, in stressed/distressed scenarios or from non-natural owners like investment or lender firms that obtained ownership through a corporate restructuring.

From our initial entry into the Southern Delaware Basin in 2016 and through early 2019, we were focused on the development of our Southern Delaware Basin acreage in Pecos County, Texas. In the first quarter of 2020, we suspended further drilling in this area in response to the dramatic decline in oil prices and further suspended all drilling in the second quarter of 2020. As of March 31, 2021, we were producing from eighteen wells over our approximate 16,200 gross operated (7,500 company net) acre position in West Texas, prospective for the Wolfcamp A, Wolfcamp B and Second Bone Spring formations.

Subsequent to the suspension of all drilling in the second half of 2020, we continued to identify opportunities for cost reductions and operating efficiencies in all areas of our operations, while also searching for new producing property acquisition opportunities. Acquisition efforts have been, and we believe will continue to be, focused on PDP-heavy assets where we might also be able to leverage our geological and operational experience and expertise to reduce operating expenses, enhance production and identify and develop additional drilling opportunities that we believe will enable the Company to economically grow production and add reserves.

On January 21, 2021, we closed on the acquisition of Mid-Con Energy Partners, LP (“Mid-Con”), in an all-stock merger transaction in which Mid-Con became a direct, wholly owned subsidiary of Contango (the “Mid-Con Acquisition”). A total of 25,409,164 shares of Contango common stock were issued as consideration in the Mid-Con Acquisition. Effective upon the closing of the Mid-Con Acquisition, our borrowing base under the Credit Agreement increased from $75.0 million to $130.0 million, with an automatic $10.0 million reduction in the borrowing base on March 31, 2021. See Item 1. Note 3 – “Acquisitions” and Item 1. Note 10 – “Long-Term Debt” for further details.

On February 1, 2021, we closed on the acquisition of certain oil and natural gas properties located in the Big Horn Basin in Wyoming and Montana, in the Powder River Basin in Wyoming and in the Permian Basin in West Texas and New Mexico (collectively the “Silvertip Acquisition”) for aggregate consideration of approximately $58.0 million. After customary closing adjustments, including the results of operations during the period between the effective date of August 1, 2020 and the closing date, the net consideration paid was approximately $53.2 million. See Item 1. Note 3 – “Acquisitions” for more information.

On May 3, 2021, we entered into the Fifth Amendment to the Credit Agreement which provides for, among other things, an increase in the Company’s borrowing base from $120.0 million to $250.0 million, effective May 3, 2021, expands the bank group from nine to eleven banks and includes less restrictive hedge requirements and certain modifications to the financial covenants. See Item 1. Note 13 – “Subsequent Events” for further details.

Capital Expenditures

Our 2021 planned capital expenditure budget has increased to $24 - $27 million from previous guidance of  $13 - $16 million for recompletions, facility upgrades, waterflood development and select drilling in West Texas (expected 1.5 net locations, 3 gross locations), among other things. The increase in planned capital expenditures reflects, in part, development opportunities in our recently acquired properties as part of the Mid-Con Acquisition and the Silvertip Acquisition, coupled with recent strength in crude oil prices. The capital expenditure program will continue to be evaluated for revision throughout the year.

During the three months ended March 31, 2021, we incurred capital expenditures of approximately $1.6 million primarily related to redevelopment activities of newly acquired properties in our Midcontinent region. We believe that our current financial resources will be more than adequate to fund our initial capital budget through internally generated cash flow, and any increase to such initial 2021 capital expenditure budget, when and if such increase is deemed appropriate. We plan to retain the flexibility to be more aggressive in our drilling plans should results exceed expectations, commodity prices continue to improve or we reduce drilling and completion costs in certain areas, thereby making an expansion of our drilling program an appropriate business decision.

We will continue to make balance sheet strength a priority in 2021 and intend to continue to evaluate certain acquisition opportunities that may arise in this challenging commodity price environment. We will also aim to pursue additional “fee for service” opportunities similar to that entered into with Mid-Con in June 2020 prior to its later acquisition, as well as pursue growth through the acquisition of PDP-heavy assets. Any excess cash flow will likely be used to reduce borrowings outstanding under our Credit Agreement (as defined below). We intend to keenly focus on continuing to reduce lease operating costs on our legacy and newly acquired assets, reducing general and administrative expenses, improving cash margins and lowering our exposure to asset retirement obligations through the possible sale of non-core properties.

Impairment of Long-Lived Assets

Under GAAP, when circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a field basis to the unamortized capitalized cost of the assets in that field. If the estimated future undiscounted cash flows based on the Company’s estimate of future reserves, oil and natural gas prices, operating costs and production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair value. We did not record any impairment expense during the three months ended March 31, 2021.

In the first quarter of 2020, the COVID-19 pandemic and the resulting deterioration in the global demand for oil, combined with the failure by the OPEC and Russia to reach an agreement on lower production quotas until April 2020, caused a dramatic increase in the supply of oil and a corresponding decrease in commodity prices, and lowered the demand for all commodity products. Consequently, during the three months ended March 31, 2020, we recorded a $143.3 million non-cash charge for proved property impairment of our onshore properties related to the dramatic decline in commodity prices, as discussed above, the “PV-10” (present value, discounted at a 10% rate) of our proved reserves, and the associated change in our then forecasted development plans for our proved, undeveloped locations. We recorded a $2.6 million non-cash charge for unproved impairment expense during the three months ended March 31, 2020, related to expiring leases in our Midcontinent region.

Summary Production Information

Our production sales for the three months ended March 31, 2021 were comprised of 37% oil, 47% natural gas, and 16% natural gas liquids. Our production sales for the three months ended March 31, 2020, were comprised of approximately 30% oil, 50% natural gas and 20% natural gas liquids.

The table below sets forth our average net daily production sales data in MBoe/d for each of our regions for each of the periods indicated:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2020	2020	2020	2020	2021 (4)
Midcontinent (1)	13.8	11.6	12.6	9.6	11.1
Permian (2)	1.2	0.9	0.7	1.4	2.6
Rockies (3)	0.1	—	0.1	—	2.6
Other	3.8	3.6	3.8	3.4	3.4
Total daily production sales volumes	18.9	16.1	17.2	14.4	19.7

(1)	Decrease in production sales during the three months ended June 30, 2020 due to allocating approximately 50,000 Bbls of oil (net to the Company) to inventory storage (0.5 MBoe/d). Increase in production sales during the three months ended September 30, 2020 due to the sale of this inventory. Decrease in production sales during the three months ended December 31, 2020 primarily due to downtime related to workovers and routine repair and maintenance. Increase in production sales during the three months ended March 31, 2021 due to the properties acquired as part of the Mid-Con Acquisition.
(2)	Decrease in production sales beginning in the second quarter of 2020 due to the suspension of our drilling program as a result of the dramatic decline in oil prices and the effects of the COVID-19 pandemic. Increase in production sales during the three months ended March 31, 2021 due to the properties acquired as part of the Silvertip Acquisition.
(3)	Includes our offshore Gulf of Mexico wells located in the shallow waters off the coast of Louisiana as well as our legacy onshore wells located in states near the Texas Gulf coast.
(4)	Increase in production sales during the three months ended March 31, 2021 due to the Mid-Con Acquisition and the Silvertip Acquisition. The Mid-Con Acquisition reflects production sales beginning January 21, 2021, impacting the Midcontinent and Rockies regions by 1.7 MBoe/d and 0.4 MBoe/d, respectively. The Silvertip Acquisition reflects production sales beginning February 1, 2021, impacting the Permian and Rockies regions by 1.4 MBoe/d and 2.5 MBoe/d, respectively.

Other Investments

Jonah Field - Sublette County, Wyoming

Our wholly owned subsidiary, Contaro Company, owns a 37% ownership interest in Exaro Energy III LLC (“Exaro”). As of March 31, 2021, Exaro had 649 wells on production over its 5,760 gross acres (1,040 net), with a working interest between 14.6% and 32.5%. These wells were producing at a rate of approximately 2.4 MBoe/d, net to Exaro, during the three months ended March 31, 2021. The gain or loss attributable to our equity investment in Exaro during the three months ended March 31, 2021 was de minimis. During the three months ended March 31, 2020, we recognized an investment gain of approximately $0.3 million, net of no tax expense, attributable to our equity investment in Exaro. See Item 1. Note 9 – “Investment in Exaro Energy III LLC” for additional details related to this equity investment.

Results of Operations for the Three Months ended March 31, 2021 and 2020

The table below sets forth revenue, production sales data, average sales prices and average production costs associated with our sales of oil, natural gas and natural gas liquids ("NGLs") from operations for the three months ended March 31, 2021 and 2020. We report in barrels of oil equivalents (“Boe”) instead of natural gas equivalents. Six thousand cubic feet (“Mcf”) of natural gas is the energy equivalent of one barrel of oil, condensate or NGL. Reported operating expenses include production taxes, such as ad valorem and severance taxes.

	Three Months Ended March 31,
	2021	2020	% Change

Revenues (thousands):
Oil and condensate sales	$36,993	$22,782	62%
Natural gas sales	14,492	8,170	77%
NGL sales	8,281	3,621	129%
Other operating revenues	184	—	100%
Total revenues	$59,950	$34,573	73%

Production Sales Volumes:
Oil and condensate (thousand barrels)
Midcontinent	354	366	(3)%
Permian	134	89	51%
Rockies	124	7	* %
Other	38	58	(34)%
Total oil and condensate	650	520	25%
Natural gas (million cubic feet)
Midcontinent	2,589	3,644	(29)%
Permian	534	50	968%
Rockies	556	—	100%
Other	1,304	1,507	(13)%
Total natural gas	4,983	5,201	(4)%
Natural gas liquids (thousand barrels)
Midcontinent	213	278	(23)%
Permian	14	9	56%
Rockies	14	—	100%
Other	52	46	13%
Total natural gas liquids	293	333	(12)%
Total (thousand barrels of oil equivalent)
Midcontinent	999	1,251	(20)%
Permian	237	106	124%
Rockies	231	7	* %
Other	306	356	(14)%
Total production sales volumes	1,773	1,720	3%

Daily Production Sales Volumes:
Oil and condensate (thousand barrels per day)
Midcontinent	3.9	4.0	(3)%
Permian	1.5	1.0	50%
Rockies	1.4	0.1	* %
Other	0.4	0.6	(33)%
Total oil and condensate	7.2	5.7	26%
Natural gas (million cubic feet per day)
Midcontinent	28.8	40.0	(28)%
Permian	5.9	0.5	* %
Rockies	6.2	—	100%
Other	14.5	16.7	(13)%
Total natural gas	55.4	57.2	(3)%

	Three Months Ended March 31,
	2021	2020	% Change

Natural gas liquids (thousand barrels per day)
Midcontinent	2.4	3.1	(23)%
Permian	0.2	0.1	100%
Rockies	0.2	—	100%
Other	0.5	0.5	—%
Total natural gas liquids	3.3	3.7	(11)%
Total (thousand barrels of oil equivalent per day)
Midcontinent	11.1	13.7	(19)%
Permian	2.6	1.2	117%
Rockies	2.6	0.1	* %
Other	3.4	3.9	(13)%
Total daily production sales volumes	19.7	18.9	4%

Average Sales Price:
Oil and condensate (per barrel)	$56.95	$43.77	30%
Natural gas (per thousand cubic feet)	$2.91	$1.57	85%
Natural gas liquids (per barrel)	$28.31	$10.89	160%
Total (per barrels of oil equivalent)	$33.72	$20.10	68%

Expenses (thousands):
Operating expenses	$27,478	$19,257	43%
Exploration expenses	$196	$398	(51)%
Depreciation, depletion and amortization	$9,143	$12,854	(29)%
Impairment and abandonment of oil and natural gas properties	$3	$145,878	(100)%
General and administrative expenses	$11,359	$7,651	48%
Gain from investment in affiliates (net of taxes)	$—	$286	(100)%

Selected data per Boe:
Operating expenses	$15.50	$11.20	38%
General and administrative expenses	$6.41	$4.45	44%
Depreciation, depletion and amortization	$5.16	$7.47	(31)%

*Greater than 1,000%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Oil, Natural Gas and NGL Sales and Production

Our revenues are primarily from the sale of our oil, natural gas and NGL production. Our revenues may vary significantly from year to year depending on production volumes and changes in commodity prices, each of which may fluctuate widely. As discussed above, oil prices declined significantly in the first quarter of 2020 as a result of the effects of the COVID-19 pandemic and the ongoing disruptions to the global energy markets. While those factors generally kept downward pressure and instability on the commodity price markets in 2020, due to the increase in domestic vaccination programs and the related improvement in, and the forecast for, the economy, we have experienced commodity price improvement in the first quarter of 2021. Our production sales are subject to significant variation as a result of new operations, weather events, transportation and processing constraints and mechanical issues. In addition, our production from individual wells naturally declines over time as we produce our reserves.

We reported revenues of $60.0 million for the three months ended March 31, 2021, compared to revenues of $34.6 million for the three months ended March 31, 2020. The current year increase is attributable to the increases in commodity prices in the first quarter of 2021, the additional production sales from the properties acquired in the Mid-Con Acquisition and the Silvertip Acquisition, and the impact of the increase in the Company’s percentage of oil/liquids sales as compared to total sales. The revenues related to the properties acquired in the Mid-Con Acquisition were approximately $10.5 million in the first quarter of 2021, and the revenues related to the properties acquired in the Silvertip Acquisition were approximately $14.3 million in the first quarter of 2021.

Total production sales for the three months ended March 31, 2021 were approximately 1.8 MMBoe (53% liquids), or 19.7 MBoe/d, compared to approximately 1.7 MMBoe (50% liquids), or 18.9 MBoe/d in the prior year quarter. Net oil production sales were approximately 7,200 barrels per day for the three months ended March 31, 2021 compared to approximately 5,700 barrels per day in the prior year quarter, an increase attributable to the production from the properties acquired in the Mid-Con Acquisition and the Silvertip Acquisition. Net natural gas production sales decreased to approximately 55.4 MMcf per day during the three months ended March 31, 2021, compared with approximately 57.2 MMcf per day during  the three months ended March 31, 2020, due to the harsh winter storms in February 2021 and the related downtime. Net NGL production sales decreased to approximately 3,300 barrels per day during the three months ended March 31, 2021 compared to approximately 3,700 barrels per day in the prior year quarter.

Average Sales Prices

The average equivalent sales price realized for the three months ended March 31, 2021 was $33.72 per Boe compared to $20.10 per Boe for the three months ended March 31, 2020. The lower prior year prices were attributable to the decline in all realized commodity prices in early 2020, as a result of the initial spread of the COVID-19 pandemic and its negative impact on the global demand for oil and natural gas. The increase in domestic vaccination programs have helped reduce the spread of COVID-19 in 2021, which has contributed to an improvement in the economy and higher realized prices for commodities in the first quarter of 2021. The realized price of oil averaged $56.95 per Bbl in the first quarter of 2021 compared to an average $43.77 per Bbl in the prior year quarter. The realized price of gas averaged $2.91 per Mcf in the first quarter of 2021 compared to an average of $1.57 per Mcf in the prior year quarter, and the realized price of NGLs averaged $28.31 per Bbl in the first quarter of 2021 compared to an average $10.89 per Bbl in the prior year quarter.

Other Operating Revenues

Other operating revenues are related to plant and pipeline revenues. We reported $0.2 million of other operating revenues specifically related to the properties acquired in the Mid-Con Acquisition during the three months ended March 31, 2021. We did not report any other operating revenues during the prior year period.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 were approximately $27.5 million, or $15.50 per Boe, compared to $19.3 million, or $11.20 per Boe, for the three months ended March 31, 2020. The table below provides additional detail of operating expenses for the three month periods:

	Three Months Ended March 31,
	2021		2020
	(in thousands)	(per Boe)	(in thousands)	(per Boe)
Lease operating expenses	$16,493	$ 9.30	$10,825	$ 6.29
Production & ad valorem taxes	3,541	2.00	1,746	1.02
Transportation & processing costs	5,776	3.26	5,552	3.23
Workover costs	1,375	0.78	1,134	0.66
Other operating expenses	293	0.16	—	—
Total operating expenses	$27,478	15.50	$19,257	$ 11.20

Lease operating expenses (“LOE”) were $16.5 million and $10.8 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The LOE related to the properties acquired in the Mid-Con Acquisition was approximately $4.5 million or $23.56 per Boe, and the LOE related to the properties acquired in the Silvertip Acquisition was approximately $3.8 million or $10.81 per Boe in the first quarter of 2021, which is the primary reason for the increase in LOE expense and rate per Boe in the current year quarter compared to the prior year quarter.

Transportation and processing costs were approximately $5.8 million compared to $5.6 million for the three months ended March 31, 2021 and 2020, respectively, a slight increase despite the additional acquired properties, as gas sales were a lower percentage of production in the first quarter of 2021 due to the harsh weather conditions and related downtime created by the winter storms in February 2021.

Production and ad valorem taxes were $3.5 million and $1.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The expense related to the properties acquired in the Mid-Con Acquisition was approximately $0.9 million or $4.72 per Boe, and the expense related to the properties acquired in the Silvertip Acquisition was approximately $0.9 million or $2.48 per Boe, both of which contributed to the increase in production and ad valorem tax expense and rate per Boe in the current year quarter compared to the prior year quarter.

Other operating expenses are related to plant and pipeline expenses. We reported $0.3 million of other operating expenses specifically related to the properties acquired in the Mid-Con Acquisition during the three months ended March 31, 2021. We did not report any other operating expenses during the prior year period.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense for the three months ended March 31, 2021, was approximately $9.1 million, or $5.16 per Boe. This compares to approximately $12.9 million, or $7.47 per Boe, for the three months ended March 31, 2020. The lower depletion expense and rate per Boe for the three months ended March 31, 2021 were a result of lower depletable property balances attributable to the proved property impairments recorded during the first and fourth quarters of 2020, partially offset by depletion expense associated with the properties from the Mid-Con Acquisition and the Silvertip Acquisition.

Impairment and Abandonment Expenses

No impairment was recorded during the three months ended March 31, 2021. During the three months ended March 31, 2020, we recorded a $143.3 million non-cash charge for proved property impairment of our onshore properties as a result of the dramatic decline in commodity prices, the “PV-10” (present value, discounted at a 10% rate) of our proved reserves, and the associated change in our then forecasted development plans for proved, undeveloped locations. We also recorded a $2.6 million non-cash charge for unproved impairment expense during the three months ended March 31, 2020, related to acquired leases in our Midcontinent region which were expiring in 2020.

General and Administrative Expenses

Total general and administrative expenses for the three months ended March 31, 2021 were approximately $11.4 million, compared to $7.7 million for the three months ended March 31, 2020, with the current year increase primarily related to the Mid-Con Acquisition and the related additional expenses.

The table below provides additional detail of general and administrative expenses for the comparative three month periods:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Wages and employee benefits (1)	$4,464	$2,568
Non-cash stock-based compensation (2)	1,779	350
Professional fees (3)	1,314	1,616
Professional fees - special (4)	1,846	783
Recouped overhead (5)	(1,162)	(681)
Other (6)	3,118	3,015
Total general and administrative expenses	$11,359	$7,651

(1)	Higher wages and employee benefits during the three months ended March 31, 2021 due to additional employees acquired by the Company in connection with the Mid-Con Acquisition.
(2)	Higher stock-based compensation expense for the three months ended March 31, 2021 due to an increase in the number of PSUs granted in the third quarter of 2020, compared to previous grants, and the related increase in expense.
(3)	Primarily includes fees related to recurring legal counsel, technical consultants and accounting and auditing costs.
(4)	Non-recurring fees incurred in conjunction with our pursuit of strategic initiatives, including the integration of the White Star and Will Energy assets acquired during the three months ended March 31, 2020 and the integration of the assets acquired in the Mid-Con Acquisition and the Silvertip Acquisition during the three months ended March 31, 2021. See Item 1. Note 3 – “Acquisitions” for further details.
(5)	These credits relate to overhead expenses we are able to bill out to partners in our operated properties and offset against our other general and administrative costs. The increase in the current year credit is due to the additional overhead related to the acquired properties.

(6)	Includes fees related to insurance, office costs and other company expenses.

Gain (Loss) on Derivatives

During the three months ended March 31, 2021, we recorded a loss on derivatives of $16.0 million. Of this amount, $13.6 million was a non-cash reduction in the mark-to-market value of our hedges as commodity prices improved during the first quarter of 2021, and $2.4 million were realized losses during the first quarter of 2021. During the three months ended March 31, 2020, we recorded a gain on derivatives of $46.7 million. Of this amount, $5.3 million were realized gains, and $41.4 million were non-cash mark-to-market gains.

Capital Resources and Liquidity

Our primary cash requirements are for capital expenditures, working capital, operating expenses, acquisitions and principal and interest payments on indebtedness. Our primary sources of immediate liquidity are cash generated by operations, net of the realized effect of our hedging agreements, and amounts available to be drawn under our Credit Agreement (as defined below).

Cash Provided by (Used in) Operating Activities

Cash flows provided by operating activities were approximately $30.7 million for the three months ended March 31, 2021 compared to cash flows used in operating activities of $0.2 million for the same period in 2020. The table below provides additional detail of cash flows from operating activities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Cash flows from operating activities, exclusive of changes in working capital accounts	$20,229	$12,300
Changes in operating assets and liabilities	10,511	(12,548)
Net cash provided by (used in) operating activities	$30,740	$(248)

Cash Used in Investing Activities

Net cash flows used in investing activities were $119.5 million for the three months ended March 31, 2021, compared to cash flows used in investing activities of $9.5 million for the three months ended March 31, 2020. The 2021 activity is primarily related to the Mid-Con Acquisition and the Silvertip Acquisition, as discussed below.

On January 21, 2021, we closed on the Mid-Con Acquisition and issued a total of 25,409,164 shares of Contango common stock and paid all outstanding borrowings of Mid-Con’s existing credit facility for $68.7 million. See Item 1. Note 3 – “Acquisitions” for further details.

On February 1, 2021, we closed on the Silvertip Acquisition. In connection with the execution of the purchase agreement during the fourth quarter of 2020, we paid a $7.0 million as a deposit for the Company’s obligations. A balance of $46.2 million was paid upon closing, after customary closing adjustments, including the results of operations during the period between the effective date of August 1, 2020 and the closing date. See Item 1. Note 3 – “Acquisitions” for further details.

During the three months ended March 31, 2021, we incurred capital expenditures of approximately $1.6 million primarily related to redevelopment activities of newly acquired properties in our Midcontinent region. The capital expenditures in the prior year quarter primarily related to leasehold and drilling costs in the Permian Basin in West Texas.

Our 2021 planned capital expenditure budget has increased to $24 - $27 million from previous guidance of  $13 - $16 million for recompletions, facility upgrades, redevelopment activities, waterflood development and select drilling in West Texas (expected 1.5 net locations, 3 gross locations), among other things. The increase in planned capital expenditures reflects, in part, development opportunities in our recently acquired properties as part of the Mid-Con Acquisition and the Silvertip Acquisition, coupled with recent strength in crude oil prices. The capital expenditure program will continue to be evaluated for revision throughout the year. We believe that we will have the financial resources to increase the currently planned 2021 capital expenditure budget, when and if deemed appropriate, including as a result of changes in commodity prices, economic conditions or operational factors.

Cash Provided by Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2021 and 2020 were approximately $89.0 million and $9.8 million, respectively, and primarily related to net payments under our Credit Agreement (as defined below).

In 2020, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”). Pursuant to the terms of the Sale Agreement, we may sell, from time to time through the Sales Agent in the open market, subject to satisfaction of certain conditions, shares of our common stock having an aggregate offering price of up to $100,000,000 (the “ATM Program”). We intend to use the net proceeds from any sales through the ATM Program, after deducting the Sales Agent’s commission and any offering expenses, to repay borrowings under our Credit Agreement (as defined below) and for general corporate purposes, including, but not limited to, acquisitions and exploratory drilling. Under the Sale Agreement, we sold 117,000 shares for net proceeds of $0.5 million during the three months ended March 31, 2021.

We believe that our internally generated cash flow and availability under our Credit Agreement (as defined below) will be sufficient to meet the liquidity requirements necessary to fund our daily operations and planned capital development and to meet our debt service requirements for the next twelve months. Our ability to execute on our growth strategy will be determined, in large part, by our cash flow and the availability of debt and equity capital at that time. Any decision regarding a financing transaction, and our ability to complete such a transaction, will depend on prevailing market conditions and other factors.

Credit Agreement

On September 17, 2019, we entered into a new revolving credit agreement with JPMorgan Chase Bank and other lenders (as amended, the “Credit Agreement”), which established a borrowing base of $65 million. The Credit Agreement was thereafter amended to add additional banks to the lender group, to provide for certain modifications to the Company’s minimum hedging covenants, cash requirements and financial covenants and adjust the borrowing base pursuant to the regularly scheduled semi-annual redetermination process. The semi-annual redeterminations will occur on or around May 1st and November 1st of each year. Upon the close of the Mid-Con Acquisition on January 21, 2021, the Company’s borrowing base increased to $130.0 million with an automatic $10.0 million stepdown in the borrowing base on March 31, 2021. The Company’s borrowing base was $120.0 million as of March 31, 2021. See Item 1. Note 10 – “Long-Term Debt” for more information. The semi-annual redetermination occurred in May 2021, as regularly scheduled, and resulted in the Fifth Amendment to the Credit Agreement, as discussed below.

The Credit Agreement matures on September 17, 2024. The Credit Agreement contains customary and typical restrictive covenants. The Second Amendment included a waiver of the Current Ratio requirement of greater than or equal to 1.0:1:0 and the Leverage Ratio of less than or equal to 3.5:1:0, both as defined in the Credit Agreement, until the quarter ending March 31, 2022. However, the Fifth Amendment (as defined below), reinstates the Current Ratio and Leverage Ratio requirements beginning in the second quarter of 2021 and reduces the Leverage Ratio to less than or equal to 3.25:1.0. As of March 31, 2021, we were in compliance with all financial covenants under the Credit Agreement.

The borrowing outstanding under the Credit Agreement was $98.6 million as of March 31, 2021, and we had $2.9 million in outstanding letters of credit. The borrowing availability under the Credit Agreement was $18.5 million as of March 31, 2021.

On May 3, 2021, we entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”) which provides for, among other things, an increase in the Company’s borrowing base from $120.0 million to $250.0 million, effective May 3, 2021, expands the bank group from nine to eleven banks and includes less restrictive hedge requirements and certain modifications to the financial covenants. See Item 1. Note 13 – “Subsequent Events” for further details. Adjusted for the borrowing base increase to $250.0 million, effective on May 3, 2021, we had approximately $86.7 million outstanding under the Credit Agreement and $2.9 million in outstanding letters of credit, with borrowing availability of $160.4 million as of April 30, 2021.

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

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP, subject to an audit. Under the CARES Act, loan forgiveness is available, subject to limitations, for the sum of documented payroll costs, covered mortgage interest payments, covered rent payments and covered utilities during either: (1) the eight-week period beginning on the funding date; or (2) the 24-week period beginning on the funding date. Forgiveness is reduced if full-time employee headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We utilized the PPP Loan amount for qualifying expenses during the 24-week coverage period, and on September 30, 2020, submitted our application for forgiveness of all of the PPP Loan in accordance with the terms of the CARES Act and related guidance. We are currently waiting on a response from the Small Business Administration to our application for forgiveness. In the event the PPP Loan or any portion thereof is forgiven, the amount forgiven is applied to the outstanding principal.

Application of Critical Accounting Policies and Management’s Estimates

Significant accounting policies that we employ and information about the nature of our most critical accounting estimates, our assumptions or approach used and the effects of hypothetical changes in the material assumptions used to develop each estimate are presented in Item 1. Note 2 to our Financial Statements – “Summary of Significant Accounting Policies” of this report and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Application of Critical Accounting Policies and Management’s Estimates” in our 2020 Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Item 1. Note 2 to our Financial Statements – “Summary of Significant Accounting Policies.”

Off Balance Sheet Arrangements

We may enter into off balance sheet arrangements that can give rise to off-balance sheet obligations. As of March 31, 2021, our off balance sheet arrangements consisted of delay rentals, surface damage payments and rental payments associated with salt water disposal contracts, as discussed in our 2020 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and our Chief Financial and Accounting Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company is in the process of integrating the accounting for the operating results of the assets acquired in the Mid-Con Acquisition and the Silvertip Acquisition into the Company’s internal control structure over financial reporting, and in conjunction with that process, and where deemed appropriate or necessary, has incorporated controls similar to Company controls currently existing. As a result of these integration activities, certain controls have been evaluated and revised where deemed appropriate. Other than such changes, there was no change in our internal control over financial reporting during the three months ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Item 1. Note 12 to our Financial Statements – “Commitments and Contingencies.”

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. of Part 1 of our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company withheld the following shares from employees during the quarter ended March 31, 2021 for the payment of taxes due on shares of restricted stock that vested and were issued under its stock-based compensation plans:

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part of	of Shares that May Yet
Period	Shares Withheld	Per Share	Publicly Announced Program	be Purchased Under Program

January 2021	—	$—	—	$—
February 2021	—	$—	—	$—
March 2021	33,587	$4.95	—	$—
Total	33,587	$4.95	—	$31.8 million (1)

(1)	In September 2011, the Company’s board of directors approved a $50 million share repurchase program. All shares are to be purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases are subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. The program does not have an expiration date. No shares were purchased for the quarter ended March 31, 2021. As of March 31, 2021, the Company has $31.8 million available under its share repurchase program, however, those repurchases could be limited by provisions of the Company’s Credit Agreement.

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

10.1

Fourth Amendment to Credit Agreement, dated January 21, 2021, by and among Contango Oil  & Gas Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders Signatory hereto (filed as Exhibit 10.22 to the Company’s Report on Form 10-K dated March 10, 2021, as filed with the Securities and Exchange Commission on March 10, 2021 and incorporated by reference herein).

10.2

Fifth Amendment to Credit Agreement, dated May 3, 2021, by and among Contango Oil  & Gas Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders Signatory hereto (filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated May 3, 2021, as filed with the Securities and Exchange Commission on May 4, 2021 and incorporated by reference herein).

10.3*	Form of Contango Oil and Gas Company Restricted Stock Award Agreement. †
10.4*	Form of Contango Oil and Gas Company Performance Stock Unit Award Agreement. †
10.5*	Contango Oil and Gas Company Change in Control Severance Plan. †
10.6*	Contango Oil and Gas Company Executive Severance Plan. †
31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934. †
31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934. †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††
101	Interactive Data Files †

* Indicates a management contract or compensatory plan or arrangement

†	Filed herewith.
††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: May 13, 2021	By:	/s/ WILKIE S. COLYER
Wilkie S. Colyer
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ E. JOSEPH GRADY
E. Joseph Grady
Senior Vice President and Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)