Form 10-Q
period 2021-06-30
CONTANGO OIL & GAS CO
filed 2021-08-11
CIK 1071993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The total number of shares of common stock, par value $0.04 per share, outstanding as of August 6, 2021 was 201,180,358.

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Unless the context requires otherwise or unless otherwise noted, all references in this Quarterly Report on Form 10-Q to the “Company”, “Contango”, “we”, “us” or “our” are to Contango Oil & Gas Company and its wholly owned subsidiaries.

Item 1. Consolidated Financial Statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

	June 30,	December 31,
	2021	2020
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,177	$1,383
Accounts receivable, net	65,937	37,862
Prepaid expenses	6,142	3,360
Current derivative asset	—	2,996
Inventory	531	442
Deposits and other	—	763
Total current assets	74,787	46,806
PROPERTY, PLANT AND EQUIPMENT:
Oil and natural gas properties, successful efforts method of accounting:
Proved properties	1,502,215	1,274,508
Unproved properties	20,857	16,201
Other property & equipment	1,912	1,669
Accumulated depreciation, depletion, amortization and impairment	(1,176,134)	(1,190,475)
Total property, plant and equipment, net	348,850	101,903
OTHER NON-CURRENT ASSETS:
Investments in affiliates	5,989	6,793
Long-term derivative asset	—	497
Right-of-use lease assets	7,385	5,448
Debt issuance costs	3,873	1,782
Deposits	1,813	7,038
Total other non-current assets	19,060	21,558
TOTAL ASSETS	$442,697	$170,267

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$132,527	$83,970
Current derivative liability	41,176	1,317
Current asset retirement obligations	4,700	4,249
Total current liabilities	178,403	89,536
NON-CURRENT LIABILITIES:
Long-term debt	72,369	12,369
Long-term derivative liability	17,493	1,648
Asset retirement obligations	106,256	48,523
Lease liabilities	3,805	2,624
Total non-current liabilities	199,923	65,164
TOTAL LIABILITIES	378,326	154,700
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS’ EQUITY:
Common stock, $0.04 par value, 400,000,000 shares authorized, 201,438,451 shares issued and 201,182,259 shares outstanding at June 30, 2021, 173,830,390 shares issued and 173,737,816 shares outstanding at December 31, 2020	8,045	6,941
Additional paid-in capital	620,595	535,192
Treasury shares at cost (256,192 shares at June 30, 2021 and 92,574 shares at December 31, 2020)	(1,016)	(248)
Accumulated deficit	(563,253)	(526,318)
Total shareholders’ equity	64,371	15,567
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$442,697	$170,267

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
REVENUES:
Oil and condensate sales	$56,209	$7,930	$93,202	$30,712
Natural gas sales	14,823	6,618	29,315	14,789
Natural gas liquids sales	12,279	3,294	20,560	6,915
Other operating revenues	329	—	513	—
Total revenues	83,640	17,842	143,590	52,416
EXPENSES:
Operating expenses	36,509	15,016	63,985	34,272
Exploration expenses	87	11,173	284	11,571
Depreciation, depletion and amortization	11,457	5,092	20,599	17,946
Impairment and abandonment of oil and natural gas properties	451	—	454	145,878
General and administrative expenses	13,483	7,836	24,842	15,487
Total expenses	61,987	39,117	110,164	225,154
OTHER INCOME (EXPENSE):
Gain (loss) from investment in affiliates, net of income taxes	(804)	(173)	(804)	113
Gain from sale of assets	131	4,406	348	4,433
Interest expense	(1,361)	(2,151)	(2,558)	(3,365)
Gain (loss) on derivatives, net	(53,480)	(8,804)	(69,561)	37,895
Other income	1,035	332	2,569	1,136
Total other income (expense)	(54,479)	(6,390)	(70,006)	40,212
NET LOSS BEFORE INCOME TAXES	(32,826)	(27,665)	(36,580)	(132,526)
Income tax benefit (provision)	184	(369)	(355)	(763)
NET LOSS	$(32,642)	$(28,034)	$(36,935)	$(133,289)
NET LOSS PER SHARE:
Basic	$(0.16)	$(0.21)	$(0.19)	$(1.01)
Diluted	$(0.16)	$(0.21)	$(0.19)	$(1.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	198,722	131,449	195,714	131,394
Diluted	198,722	131,449	195,714	131,394

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2021	2020

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,935)	$(133,289)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	20,599	17,946
Impairment and abandonment of oil and natural gas properties	27	145,878
Exploration expenditures - dry hole costs	—	10,878
Amortization of debt issuance costs	434	1,372
Gain on sale of assets	(348)	(4,433)
Loss (gain) from investment in affiliates	804	(113)
Stock-based compensation	4,889	616
Non-cash mark-to-market loss (gain) on derivative instruments	60,740	(21,192)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable & other receivables	(19,291)	13,614
Increase in prepaid expenses	(2,557)	(172)
Increase in inventory	(89)	(1,560)
Increase (decrease) in accounts payable & advances from joint owners	20,753	(17,132)
Increase (decrease) in other accrued liabilities	8,053	(4,636)
Decrease in income taxes receivable, net	268	281
Increase (decrease) in income taxes payable	(451)	119
Decrease in deposits and other	7,138	36
Net cash provided by operating activities	$64,034	$8,213
CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and natural gas exploration and development expenditures	$(5,598)	$(19,719)
Acquisition of oil & natural gas properties	(117,555)	—
Sale of oil & natural gas properties	2,775	339
Additions to furniture & equipment	—	(77)
Net cash used in investing activities	$(120,378)	$(19,457)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Credit Agreement	$158,300	$55,000
Repayments under Credit Agreement	(98,300)	(48,600)
Paycheck Protection Program loan	—	3,369
Net proceeds from equity offering	432	435
Purchase of treasury stock	(768)	(180)
Debt issuance costs	(2,526)	—
Net cash provided by financing activities	$57,138	$10,024
NET CHANGE IN CASH AND CASH EQUIVALENTS	$794	$(1,220)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,383	1,624
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,177	$404

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2021

(in thousands, except number of shares)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Shareholders’
	Shares	Amount	Capital	Stock	Deficit	Equity

	(unaudited)
Balance at December 31, 2020	173,737,816	$6,941	$535,192	$(248)	$(526,318)	$15,567
Equity offering - common stock	117,000	5	448	—	—	453
Mid-Con Acquisition	25,409,164	1,015	78,514	—	—	79,529
Treasury shares at cost	(33,587)	—	—	(166)	—	(166)
Restricted shares activity	37,041	2	(2)	—	—	—
Stock-based compensation	—	—	1,797	—	—	1,797
Net loss	—	—	—	—	(4,293)	(4,293)
Balance at March 31, 2021	199,267,434	$7,963	$615,949	$(414)	$(530,611)	$92,887
Equity offering - common stock	60,613	2	(22)	—	—	(20)
Mid-Con Acquisition	143,769	6	448	—	—	454
Stock issuance for prospect costs	387,011	16	1,096	—	—	1,112
Treasury shares at cost	(131,894)	—	—	(602)	—	(602)
Restricted shares activity	1,455,326	58	(58)	—	—	—
Stock-based compensation	—	—	3,182	—	—	3,182
Net loss	—	—	—	—	(32,642)	(32,642)
Balance at June 30, 2021	201,182,259	$8,045	$620,595	$(1,016)	$(563,253)	$64,371

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

The accompanying notes are an integral part of these consolidated financial statements

CONTANGO OIL & GAS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Business

Contango Oil & Gas Company (collectively with its subsidiaries, “Contango” or the “Company”) is a Fort Worth, Texas based independent oil and natural gas company. The Company’s business is to maximize production and cash flow from its onshore properties primarily located in its Midcontinent, Permian, Rockies and other smaller onshore areas and its offshore properties in the shallow waters of the Gulf of Mexico and utilize that cash flow to explore, develop and acquire oil and natural gas properties across the United States.

The following table lists the Company’s primary producing regions as of June 30, 2021:

Region	Formation
Midcontinent	Cleveland, Bartlesville, Mississippian, Woodford and others
Permian	San Andres, Yeso, Bone Springs, Wolfcamp and others
Rockies	Sussex, Shannon, Muddy, Phosphoria, Embar-Tensleep, Madison and others
Other	Woodbine, Lewisville, Buda, Georgetown, Eagleford, Offshore Gulf of Mexico properties in water depths off of Louisiana in less than 300 feet and others

Impact of the COVID-19 Pandemic

The coronavirus (“COVID-19”) pandemic has significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the COVID-19 pandemic has resulted in travel restrictions, business closures and other restrictions that have disrupted the demand for oil throughout the world and, when combined with the failure by the Organization of Petroleum Exporting Countries (“OPEC”) and Russia to reach an agreement on lower production quotas until April 2020, resulted in oil prices declining significantly beginning in late February 2020. While there has been an improvement in commodity prices since early 2020, prices remain volatile, and there is still significant uncertainty regarding the long-term impact of the COVID-19 pandemic on global oil demand and prices. Due to the extreme volatility in oil prices and the impact of the COVID-19 pandemic on the financial condition of the Company’s upstream peers, the Company suspended its onshore drilling program in the Southern Delaware Basin in the first quarter of 2020. The Company further suspended all drilling in the second quarter of 2020, before resuming drilling in the second quarter of 2021. During this time, the Company has focused on certain measures that include, but have not been limited to, the following:

●	a company-wide effort to cut costs throughout the Company’s operations;
●	potential acquisitions of PDP-heavy assets, with attractive, discounted valuations, in stressed/distressed scenarios or from non-natural owners like investment or lender firms that obtained ownership through a corporate restructuring;
●	the identification of more cost-efficient drilling and completion strategies by the Company’s technical teams and the possible commencement of a conservative drilling/completion program on undeveloped opportunities in the Company’s portfolio should oil prices, and market stability, continue to improve and provide appropriate risk-weighted returns; and
●	the extensive review of assets acquired in recent transactions for cost reduction opportunities, as well as opportunities to return to production wells that had been shut-in by the previous owners due to limited capital resources.

Corporate Overview and Capital Allocation

From the Company’s initial entry into the Southern Delaware Basin in 2016 and through early 2019, the Company was focused on the development of its Southern Delaware Basin acreage in Pecos County, Texas. In the first quarter of 2020, the Company suspended drilling in this area in response to the dramatic decline in oil prices and further suspended all drilling in the second quarter of 2020. Due to strengthening oil prices and the Company’s identification of more efficient methods of drilling and completing its Permian Basin wells, in the second quarter of 2021, the Company resumed its onshore drilling program in the Southern Delaware Basin. In May 2021, the Company began drilling the first of three single-pad wells originally planned in the Southern Delaware Basin in the Permian region. Based on recent success by offset operators to the Company’s position, the Company decided to drill one of the three wells in this first pad to the Second Bone Spring formation, which will be the first Company well being drilled to that formation. The Company expects to bring these wells online in the third quarter of 2021. Due to the success and efficiency in the drilling of these first three wells and the improved oil price market, the Company commenced spudding a second three-well pad in July 2021 as part of its 2021 Permian drilling program. During the six months ended June 30, 2021, the Company incurred capital drilling expenditures of approximately $5.2 million related to the Southern Delaware Basin wells. As of June 30, 2021, the Company was producing from eighteen wells over its approximate 16,200 gross operated (7,500 company net) acre position in its Permian region, prospective for the Wolfcamp A, Wolfcamp B and Second Bone Spring formations. During the first half of 2021, the Company also incurred approximately $6.4 million in expenditures for redevelopment activities primarily related to recently acquired properties in the Midcontinent, Permian and Rockies regions and $1.9 million in unproved offshore prospect costs, of which $1.1 million was paid for with the proceeds of an issuance of Company common stock, pursuant to a joint development agreement between the Company and Juneau Oil & Gas, LLC.

The Company currently forecasts its 2021 capital expenditure budget to be a total of $30.0 - $34.0 million for recompletions, facility upgrades, waterflood development and the select drilling in the West Texas Permian (expected 3 net locations, 6 gross locations), among other things. The planned capital expenditures also include development opportunities with respect to certain properties acquired by the Company as part of the Mid-Con Acquisition and the Silvertip Acquisition (both as defined below). The capital expenditure program will continue to be evaluated for revision throughout the year. The Company believes that its internally generated cash flow will be more than adequate to fund its 2021 capital expenditure budget and any increase to such 2021 capital expenditure budget, when and if such increase is deemed appropriate. The Company plans to retain the flexibility to be more aggressive in its drilling plans should results exceed expectations, commodity prices continue to improve or if the Company reduces drilling and completion costs in certain areas, thereby making an expansion of its drilling program an appropriate business decision.

The Company plans to continue to make balance sheet strength a priority in 2021, while continuing to pursue its strategy of asset consolidation by evaluating acquisition opportunities that may arise in this challenging commodity price environment. Any excess cash flow will likely be used to reduce borrowings outstanding under the Company’s Credit Agreement (as defined below). The Company intends to keenly focus on continuing to reduce lease operating costs on its legacy and recently acquired assets, reducing general and administrative expenses, improving cash margins and lowering its exposure to asset retirement obligations through the possible sale of non-core properties.

On January 21, 2021, the Company closed on the acquisition of Mid-Con Energy Partners, LP (“Mid-Con”), in an all-stock merger transaction in which Mid-Con became a direct, wholly owned subsidiary of Contango (the “Mid-Con Acquisition”). A total of 25,552,933 shares of Contango common stock were issued as consideration in the Mid-Con Acquisition. Effective upon the closing of the Mid-Con Acquisition, the Company’s borrowing base under its Credit Agreement increased from $75.0 million to $130.0 million, with an automatic $10.0 million reduction in the borrowing base on March 31, 2021. See Note 3 – “Acquisitions and Dispositions” and Note 10 – “Long-Term Debt” for further details.

On February 1, 2021, the Company closed on the acquisition of certain oil and natural gas properties located in the Big Horn Basin in Wyoming and Montana, in the Powder River Basin in Wyoming and in the Permian Basin in West Texas and New Mexico (collectively the “Silvertip Acquisition”) for aggregate consideration of approximately $58.0 million. After customary closing adjustments, including the results of operations during the period between the effective date of August 1, 2020 and the closing date, the net consideration paid was approximately $53.2 million. See Note 3 – “Acquisitions and Dispositions” for more information.

On April 28, 2021, the Company adopted the Contango Oil & Gas Company Change in Control Severance Plan (the “Change in Control Plan”), which provides “double trigger” severance payments and benefits to all employees including the Company’s named executive officers. The policy provides an eligible participant with certain payments and benefits in the event that the participant experiences a qualifying termination event within the 12-month period following a change in control. In the event that an eligible executive’s employment is terminated without cause by the employer or for good reason by the executive within the 18-month period following the occurrence of a change in control, the Company’s Chief Executive Officer and the Company’s President would become entitled to receive 250%, and the Company’s Senior Vice President and Chief Financial Officer would become entitled to receive 200%, of the sum of the executive’s annual base salary and target annual cash bonus. In addition, the executive would receive (1) a prorated annual cash bonus for the year of termination based on actual performance; (2) Company-paid COBRA continuation coverage for up to 18 months following the date of termination; (3) reimbursement for up to $10,000 in outplacement services; and

(4) any outstanding unvested PSU equity awards (defined below) held by the executive will remain outstanding and vest based on the greatest of (a) actual performance through the execution date of the definitive documentation governing the change in control, (b) actual performance through the date of the participant’s termination of employment, or (c) the target number of shares granted under such PSU award. The Change in Control Plan contains a modified cutback provision whereby payments payable to an executive may be reduced if doing so would put the executive in a more advantageous after-tax provision than if payments were not reduced and the executive became subject to excise taxes under Section 4999 of the Code.

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

On May 3, 2021, the Company entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”) which provided for, among other things, an increase in the Company’s borrowing base from $120.0 million to $250.0 million, effective May 3, 2021, and expanded the bank group from nine to eleven banks. The Fifth Amendment also includes less restrictive hedge requirements and certain modifications to financial covenants. See Note 10 – “Long-Term Debt” for more information.

On June 7, 2021, the Company entered into a definitive agreement to combine with Independence Energy, LLC (“Independence”) in an all-stock transaction (the “Pending Independence Merger”). Independence is a diversified, well-capitalized upstream oil and gas business built and managed by KKR’s Energy Real Assets team with a scaled portfolio of low-decline, producing assets with meaningful reinvestment opportunities for low-risk growth across the Eagle Ford, Rockies, Permian and Mid-Continent regions. The closing of the Pending Independence Merger is conditioned upon approval by a majority of Contango’s shareholders, among certain other closing conditions. Upon completion of the Pending Independence Merger, Independence shareholders are expected to own approximately 76% and Contango shareholders are expected to own approximately 24% of the combined company. If approved, the Pending Independence Merger is expected to close in the fourth quarter of 2021. See Note 3 – “Acquisitions and Dispositions” for further details.

On July 7, 2021, the Company entered into a purchase and sale agreement with ConocoPhillips to acquire low decline, conventional gas assets in the Wind River Basin of Wyoming (the “Pending Wind River Basin Acquisition”). Upon closing, Contango will acquire approximately 446 Bcfe of PDP reserves (unaudited) for a total purchase price of $67.0 million in cash, subject to customary purchase price adjustments. Closing of the Pending Wind River Basin Acquisition is expected to occur in the third quarter of 2021, subject to the satisfaction of certain closing conditions set forth in the purchase and sale agreement. See Note 13 – “Subsequent Events” for further details.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the rules and regulations of the SEC, including instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the unaudited consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the 2020 Form 10-K. These unaudited interim consolidated results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

Impairment of Long-Lived Assets

Pursuant to GAAP, when circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a field-by-field basis to the unamortized capitalized cost of the assets in that field. If the estimated future undiscounted cash flows, based on the Company’s estimate of future reserves, oil and natural gas prices, operating costs and production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to its fair value. The factors used to determine fair value include, but are not limited to, estimates of proved, probable and possible reserves, future commodity prices, the timing of future production and capital expenditures and a discount rate commensurate with the risk reflective of the lives remaining for the respective oil and natural gas properties. Additionally, the Company may use appropriate market data to determine fair value. No impairment of proved properties was recorded during the six months ended June 30, 2021.

In the first quarter of 2020, the COVID-19 pandemic and the resulting deterioration in the global demand for oil, combined with the failure by the OPEC and Russia to reach an agreement on lower production quotas until April 2020, caused a dramatic increase in the supply of oil, a corresponding decrease in commodity prices, and reduced the demand for all commodity products. Consequently, during the six months ended June 30, 2020, the Company recorded a $143.3 million non-cash charge for proved property impairment of its onshore properties related to the dramatic decline in commodity prices, the impact of the lower prices on the “PV-10” (present value, discounted at a 10% rate) of its proved reserves, and the associated change in its then forecasted development plans for its proved, undeveloped locations.

Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value of those properties, with any such impairment charged to expense in the period. The Company recorded a $0.2 million non-cash charge for unproved impairment expense during the six months ended June 30, 2021 related to expiring leases in the Company’s Permian region. The Company recorded a $2.6 million non-cash charge for unproved impairment expense during the six months ended June 30, 2020 related to expiring leases in the Company’s Midcontinent region.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities, including unexercised stock options, performance stock units and unvested restricted stock, have not been considered when their effect would be antidilutive. The Company excluded 4,408 shares or units, and 76,209 shares or units of potentially dilutive securities during the three and six months ended June 30, 2021, respectively, as they were antidilutive. The Company excluded 506,325 shares or units, and 414,383 shares or units of potentially dilutive securities during the three and six months ended June 30, 2020, respectively, as they were antidilutive.

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

3. Acquisitions and Dispositions

Wind River Basin Acquisition

On July 7, 2021, the Company entered into a purchase and sale agreement with ConocoPhillips to acquire low decline, conventional gas assets in the Wind River Basin of Wyoming. Upon closing, Contango will acquire approximately 446 Bcfe of PDP reserves (unaudited) for a total purchase price of $67.0 million in cash, subject to customary purchase price adjustments. Closing of the Pending Wind River Basin Acquisition is expected to occur in the third quarter of 2021, subject to the satisfaction of certain closing conditions set forth in the purchase and sale agreement. See Note 13 – “Subsequent Events” for further details.

Merger with Independence

On June 7, 2021, the Company entered into a definitive agreement to combine with Independence in an all-stock transaction. Independence is a diversified, well-capitalized upstream oil and gas business built and managed by KKR’s Energy Real Assets team with a scaled portfolio of low-decline, producing assets with meaningful reinvestment opportunities for low-risk growth across the Eagle Ford, Rockies, Permian and Mid-Continent regions. The closing of the Pending Independence Merger is conditioned upon approval by a majority of Contango’s shareholders, among certain other closing conditions. Upon completion of the Pending Independence Merger, Independence shareholders are expected to own approximately 76% and Contango shareholders are expected to own approximately 24% of the combined company. If approved, the Pending Independence Merger is expected to close in the fourth quarter of 2021.

Mid-Con Acquisition

On October 25, 2020, the Company entered into an Agreement and Plan of Merger with Mid-Con and Mid-Con Energy GP, LLC, the general partner of Mid-Con (“Mid-Con GP”), pursuant to which Mid-Con would merge with and into Michael Merger Sub LLC, a Delaware limited liability company and a wholly-owned, direct subsidiary of the Company. The Mid-Con Acquisition, which closed on January 21, 2021, was unanimously approved by the conflicts committee of the board of directors of Mid-Con, by the full board of directors of Mid-Con, by the disinterested directors of the board of directors of the Company and was subject to shareholder and unitholder approvals and other customary conditions to closing. At the effective time of the Mid-Con Acquisition (the “Effective Time”), each common unit representing limited partner interests in Mid-Con issued and outstanding immediately prior to the Effective Time (other than treasury units or units held by Mid-Con GP) was converted automatically into the right to receive 1.75 shares of the Company’s common stock. A total of 25,552,933 shares of Contango common stock were issued as consideration in the Mid-Con Acquisition. As of January 21, 2021, John C. Goff, Chairman of the Board of Directors of the Company, beneficially owned approximately 56.4% of the common units of Mid-Con, and Travis Goff, John C. Goff’s son and the President of Goff Capital, Inc., served on the board of directors of the general partner of Mid-Con. The Company’s senior management team is running the combined company, and Contango’s board of directors remains intact as the board of directors of the combined company. The combined company is headquartered in Fort Worth, Texas.

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

The following table sets forth the Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Purchase Price Allocation
Consideration:
Mid-Con outstanding units	14,602
Exchange ratio of Contango shares for Mid-Con common units	1.75
Contango common stock to be issued to Mid-Con unitholders	25,553
Issue price	$3.13
Stock consideration	79,979
Cash consideration in lieu of fractional shares	4
Payment of revolving credit facility	68,667
Total consideration	$148,650

Fair value of liabilities assumed:
Accounts payable	$8,892
Asset retirement obligations	28,252
Total fair value of liabilities assumed	$37,144

Fair value of assets acquired:
Cash and cash equivalents	$3,110
Accounts receivable	5,191
Current derivative asset	1,544
Prepaid expenses	225
Proved oil and natural gas properties	174,331
Other property and equipment	243
Other non-current assets	1,150
Total fair value of assets acquired	$185,794

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

The Silvertip Acquisition was accounted for as an asset acquisition under ASC 805. Under the accounting for asset acquisitions, the Silvertip Acquisition was recorded using a cost accumulation and allocation model under which the cost of the acquisition was allocated on a relative fair value basis to the assets acquired and liabilities assumed. As an asset acquisition, acquisition-related transaction costs are capitalized as a component of the cost of the assets acquired.

A summary of the consideration paid and the preliminary relative fair value of the assets acquired and liabilities assumed, which is subject to change based upon the final settlement statement that is expected to be provided to Contango in the third quarter of 2021, is as follows (in thousands):

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

Dispositions

During the six months ended June 30, 2021, the Company sold certain non-core Powder River Basin producing properties in Wyoming, which were acquired in the first quarter of 2021 as part of the Silvertip Acquisition. The Company also sold certain non-core, legacy and recently acquired producing and non-producing properties located in its Midcontinent, Permian and Other regions. These properties were sold for a collective total of approximately $2.8 million in cash and the buyers’ assumption of approximately $4.6 million in plugging and abandonment liabilities, resulting in a net gain of $0.3 million recorded during the six months ended June 30, 2021.

During the six months ended June 30, 2020, the Company sold certain producing and non-producing properties located in its Midcontinent region. These properties were sold for approximately $0.5 million in cash and the buyers’ assumption of approximately $5.0 million in plugging and abandonment liabilities and revenue held in suspense. The Company recorded a gain of $4.4 million, primarily as a result of the buyers’ assumption of the asset retirement obligations associated with the sold properties.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2021. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There have been no transfers between Level 1, Level 2 or Level 3.

Fair value information for financial assets and liabilities was as follows as of June 30, 2021 (in thousands):

	Total	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3
Derivatives
Commodity price contracts - assets	$—	$—	$—	$—
Commodity price contracts - liabilities	$(58,669)	$—	$(58,669)	$—

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

As of June 30, 2021, the Company’s derivative contracts were all with major institutions with investment grade credit ratings which are believed to have minimal credit risk, which primarily are lenders within the Company’s bank group. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

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

As of June 30, 2021, the Company’s oil and natural gas derivative positions consisted of swaps and costless collars. Swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for oil and natural gas. A costless collar consists of a purchased put option and a sold call option, which establishes a minimum and maximum price, respectively, that the Company will receive for the volumes under the contract.

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

As of June 30, 2021, the Company’s oil derivative contracts include hedges for 1.2 MMBbls of remaining 2021 production with an average floor price of $56.61 per barrel and 1.9 MMBbls of 2022 production with an average floor price of $53.39 per barrel. As of June 30, 2021, and including the hedges entered into subsequent to the end of the second quarter (discussed below), the Company’s natural gas derivative contracts include 8.2 Bcf of remaining 2021 production with an average floor price of $2.94 per MMBtu and 16.3 Bcf of 2022 production with an average floor price of $2.78 per MMBtu. Approximately 95% of the Company’s hedges are swaps, and the Company has no three-way collars or short puts.

As of June 30, 2021, the following financial derivative instruments were in place (fair value in thousands):

					Weighted Average
Commodity	Period	Derivative	Volume/Quarter		Price/Unit				Fair Value
Oil	Q3 2021	Swap	579,941	Bbls	$57.15			(1)	(8,833)
Oil	Q4 2021	Swap	547,251	Bbls	$57.06			(1)	(7,039)
Oil	Q1 2022	Swap	585,000	Bbls	$56.34			(1)	(6,821)
Oil	Q2 2022	Swap	473,000	Bbls	$52.92			(1)	(6,377)
Oil	Q3 2022	Swap	417,000	Bbls	$51.27			(1)	(5,664)
Oil	Q4 2022	Swap	407,000	Bbls	$51.86			(1)	(4,776)
Oil	Q1 2023	Swap	380,000	Bbls	$53.15			(1)	(3,570)
Oil	Q2 2023	Swap	150,000	Bbls	$58.43			(1)	(564)
Oil	Q3 2021	Collar	60,941	Bbls	$52.00	-	58.80	(1)	(840)
Oil	Q4 2021	Collar	60,251	Bbls	$52.00	-	58.80	(1)	(727)
Natural Gas	Q3 2021	Swap	3,140,000	MMBtus	$2.71			(2)	(2,898)
Natural Gas	Q4 2021	Swap	3,000,000	MMBtus	$2.63			(2)	(3,134)
Natural Gas	Q1 2022	Swap	3,090,000	MMBtus	$2.69			(2)	(3,037)
Natural Gas	Q2 2022	Swap	2,425,000	MMBtus	$2.51			(2)	(1,061)
Natural Gas	Q3 2022	Swap	2,300,000	MMBtus	$2.51			(2)	(1,058)
Natural Gas	Q4 2022	Swap	2,250,000	MMBtus	$2.65			(2)	(945)
Natural Gas	Q1 2023	Swap	1,500,000	MMBtus	$2.72			(2)	(776)
Natural Gas	Q4 2021	Collar	400,000	MMBtus	$3.00	-	3.41	(1)	(175)
Natural Gas	Q1 2022	Collar	510,000	MMBtus	$3.00	-	3.41	(2)	(234)
Natural Gas	Q1 2023	Collar	550,000	MMBtus	$2.63	-	3.01	(2)	(140)
Total net fair value of derivative instruments (in thousands)									$(58,669)
(1)	Based on West Texas Intermediate oil prices.
(2)	Based on Henry Hub NYMEX natural gas prices.

Subsequent to the end of the second quarter of 2021, the Company entered into the following additional derivative contracts:

					Weighted Average
Commodity	Period	Derivative	Volume/Quarter		Price/Unit
Natural Gas	Q3 2021	Swap	725,000	MMBtus	$3.71	(1)
Natural Gas	Q4 2021	Swap	975,000	MMBtus	$3.71	(1)
Natural Gas	Q1 2022	Swap	900,000	MMBtus	$3.10	(1)
Natural Gas	Q2 2022	Swap	1,950,000	MMBtus	$3.10	(1)
Natural Gas	Q3 2022	Swap	1,350,000	MMBtus	$3.10	(1)
Natural Gas	Q4 2022	Swap	1,550,000	MMBtus	$3.10	(1)
Natural Gas	Q1 2023	Swap	1,350,000	MMBtus	$2.73	(1)
Natural Gas	Q2 2023	Swap	3,000,000	MMBtus	$2.73	(1)
(1)	Based on Henry Hub NYMEX natural gas prices.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of June 30, 2021 (in thousands):

	Gross	Netting (1)	Total
Assets	$—	$—	$—
Liabilities	$(58,669)	$—	$(58,669)

(1) Represents counterparty netting under agreements governing such derivatives.

The following summarizes the fair value of commodity derivatives outstanding on a gross and net basis as of December 31, 2020 (in thousands):

	Gross	Netting (1)	Total
Assets	$3,493	$—	$3,493
Liabilities	$(2,965)	$—	$(2,965)

(1) Represents counterparty netting under agreements governing such derivatives.

The following table summarizes the effect of derivative contracts on the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Oil contracts	$(5,792)	$8,461	$(7,674)	$11,258
Natural gas contracts	(588)	2,933	(1,147)	5,445
Realized gain (loss)	$(6,380)	$11,394	$(8,821)	$16,703

Oil contracts	$(35,139)	$(16,557)	$(48,925)	$24,170
Natural gas contracts	(11,961)	(3,641)	(11,815)	(2,978)
Non-cash mark-to-market gain (loss)	$(47,100)	$(20,198)	$(60,740)	$21,192
Gain (loss) on derivatives, net	$(53,480)	$(8,804)	$(69,561)	$37,895

6. Stock-Based Compensation

2009 Incentive Compensation Plan

The Company has in place the Contango Oil & Gas Company Third Amended and Restated 2009 Incentive Compensation Plan (the “2009 Plan”) which allows for stock options, restricted stock or performance stock units to be awarded to executive officers, directors and employees as a performance-based award.

On July 14, 2021, the Company’s board of directors, subject to stockholder approval, approved an amendment to the 2009 Plan that will (i) increase the number of shares of the Company’s common stock authorized for issuance pursuant to the 2009 Plan by 11,500,000 from 12,500,000 shares to 24,000,000 shares, plus effective immediately following the closing of the Pending Independence Merger and the assumption of the 2009 Plan by New PubCo (as defined below), a number of shares equal to 2% of the outstanding shares of New PubCo Class A Common Stock (as defined below)  measured as of immediately following the closing of the Pending Independence Merger and (ii) adjust the eligibility provision such that individuals who are employed by KKR Energy Assets Manager LLC or one of its partners as of the closing of the Pending Independence Merger will not be eligible to participate in the 2009 Plan unless such individual is providing services as a non-employee director to New PubCo.

Restricted Stock

During the six months ended June 30, 2021, the Company issued 54,825 restricted stock awards to the members of the board of directors, in lieu of cash fees earned during the fourth quarter of 2020 and first quarter of 2021, which vested immediately. During the six months ended June 30, 2021, the Company granted 1,415,189 shares of restricted common stock to employees, which vest ratably over three years, under the 2009 Plan, as part of their overall compensation package. The Company also granted 80,142 shares of restricted common stock related to internal reorganizational changes. The weighted average fair value of the restricted shares granted during the six months ended June 30, 2021, was $3.72 per share, with a total fair value of approximately $5.8 million and no adjustment for an estimated weighted average forfeiture rate. There were 57,789 forfeitures of restricted stock during the six months ended June 30, 2021. The aggregate intrinsic value of restricted shares forfeited during the six months ended June 30, 2021 was approximately $0.2 million. The Company recognized approximately $1.2 million in restricted stock compensation expense during the six months ended June 30, 2021, related to restricted stock previously granted to its officers, employees and directors. As of June 30, 2021, an additional $6.3 million of future restricted stock compensation expense remained to be recognized over the weighted-

average vesting period of 2.6 years. Approximately 3.0 million shares remained available for grant under the 2009 Plan as of June 30, 2021, assuming PSUs (as defined below) are settled at 100% of target.

During the six months ended June 30, 2020, the Company granted 152,248 shares of restricted common stock, which vest over one year, to directors pursuant to the Company’s Director Compensation Plan. The weighted average fair value of the restricted shares granted during the six months ended June 30, 2020, was $2.42 per share, with a total fair value of approximately $0.4 million and no adjustment for an estimated weighted average forfeiture rate. There were 2,539 forfeitures of restricted stock during the six months ended June 30, 2020. The aggregate intrinsic value of restricted shares forfeited during the six months ended June 30, 2020 was approximately $10 thousand. The Company recognized approximately $0.4 million in restricted stock compensation expense during the six months ended June 30, 2020, related to restricted stock previously granted to its officers, employees and directors.

Per the agreement for the Pending Independence Merger, all unvested restricted stock awards held by Contango employees, executives and directors will vest on the closing date of the Pending Independence Merger. As of June 30, 2021, the number of shares of unvested restricted stock outstanding was 2,050,357 shares.

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

The Company granted 1,772,066 PSUs under the 2009 Plan to its executive officers and certain employees as part of their overall compensation package during the six months ended June 30, 2021. The performance period will be measured between May 1, 2021 and April 30, 2024. These PSU awards were valued at a weighted average fair value of $8.25 per unit. There were 16,334 forfeitures of PSUs during the six months ended June 30, 2021. The Company recognized approximately $3.3 million in stock compensation expense related to previously granted PSUs during the six months ended June 30, 2021. As of June 30, 2021, an additional $22.9 million of future compensation expense related to PSUs remained to be recognized over the weighted-average vesting period of 2.4 years.

There were no grants or forfeitures of PSUs during the six months ended June 30, 2020. The Company recognized approximately $0.2 million in stock compensation expense related to PSUs during the six months ended June 30, 2020.

Per the agreement for the Pending Independence Merger, all unvested PSUs held by Contango employees and executives will vest on the closing date of the Pending Independence Merger, at the maximum payout percentage (for then current employees assuming sufficient shares then available under the 2009 Plan to settle such awards). As of June 30, 2021, the number of unvested PSU grants was 4,718,977, assuming settlement at 100%. The maximum payout of these PSUs is 300%, or 14,156,931 shares of common stock.

Stock Options

Under the fair value method of accounting for stock options, cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) are classified as financing cash flows. For the six months ended June 30, 2021 and 2020, there was no excess tax benefit recognized.

Compensation expense related to stock option grants is recognized over the stock option’s vesting period based on the fair value at the date the options are granted. The fair value of each option is estimated as of the date of grant using the Black-Scholes options-pricing model. No stock options were granted or exercised during the six months ended June 30, 2021 or 2020.

During the six months ended June 30, 2021, no stock options were forfeited by former employees, and 19,268 stock options expired. During the six months ended June 30, 2020, no stock options were forfeited  by former employees, and 411 stock options expired. As of June 30, 2021, there were 579 stock options vested and exercisable. The exercise price for such options ranges from $35.00 to $38.98 per share, with an average remaining contractual life of 0.8 years. All outstanding stock options were granted under the Company’s 2005 Stock Incentive Plan.

Per the agreement for the Pending Independence Merger, all stock options held by Contango employees and executives will vest and be deemed exercised on the closing date of the Pending Independence Merger; however, stock options with an exercise price per share that equals or exceeds the fair market value of a share of common stock will be cancelled for no consideration on the closing date of the Pending Independence Merger.

7. Leases

During the six months ended June 30, 2021, the Company acquired several contracts in the Mid-Con Acquisition and the Silvertip Acquisition related to compressors, vehicle leases and office space with terms of twelve months or more, which qualify as operating or finance leases. The Company also entered into a new contract for its headquarters office in Fort Worth, Texas. As of June 30, 2021, the Company’s operating leases included compressors and office space, and the Company’s finance leases included vehicles, compressors and office equipment.

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

The following table summarizes the balance sheet information related to the Company’s leases as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Operating lease right of use asset (1)	$3,206	$2,452

Operating lease liability - current (2)	$(2,255)	$(1,832)
Operating lease liability - long-term (3)	(911)	(522)
Total operating lease liability	$(3,166)	$(2,354)

Financing lease right of use asset (1)	$4,179	$2,996

Financing lease liability - current (2)	$(1,364)	$(940)
Financing lease liability - long-term (3)	(2,894)	(2,102)
Total financing lease liability	$(4,258)	$(3,042)
(1)	Included in “Right-of-use lease assets” on the consolidated balance sheet.
(2)	Included in “Accounts payable and accrued liabilities” on the consolidated balance sheet.
(3)	Included in “Lease liabilities” on the consolidated balance sheet.

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

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Weighted Average Remaining Lease Terms (in years):
Operating leases	1.57	1.47
Financing leases	3.13	3.24

Weighted Average Discount Rate:
Operating leases	6.02%	5.72%
Financing leases	5.85%	5.92%

Maturities for the Company’s lease liabilities on the consolidated balance sheet as of June 30, 2021, were as follows (in thousands):

	June 30, 2021
	Operating Leases	Financing Leases
2021 (remaining after June 30, 2021)	$2,377	$1,576
2022	710	1,465
2023	173	1,112
2024	69	522
2025	—	2
Total future minimum lease payments	3,329	4,677
Less: imputed interest	(163)	(419)
Present value of lease liabilities	$3,166	$4,258

The following table summarizes expenses related to the Company’s leases for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Operating lease cost (1) (2)	$1,043	$743
Financing lease cost - amortization of right-of-use assets	331	155
Financing lease cost - interest on lease liabilities	61	27
Administrative lease cost (3)	17	19
Short-term lease cost (1) (4)	367	615
Total lease cost	$1,819	$1,559
(1)	This total does not reflect amounts that may be reimbursed by other third parties in the normal course of business, such as non-operating working interest owners.
(2)	Costs related to office leases and compressors with lease terms of twelve months or more.
(3)	Costs related primarily to office equipment and IT solutions with lease terms of more than one month and less than one year.
(4)	Costs related primarily to generators and compressor agreements with lease terms of more than one month and less than one year.

The following table summarizes expenses related to the Company’s leases for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operating lease cost (1) (2)	$1,900	$1,430
Financing lease cost - amortization of right-of-use assets	603	284
Financing lease cost - interest on lease liabilities	114	52
Administrative lease cost (3)	36	38
Short-term lease cost (1) (4)	791	1,053
Total lease cost	$3,444	$2,857

(1)	This total does not reflect amounts that may be reimbursed by other third parties in the normal course of business, such as non-operating working interest owners.
(2)	Costs related to office leases and compressors with lease terms of twelve months or more.
(3)	Costs related primarily to office equipment and IT solutions with lease terms of more than one month and less than one year.
(4)	Costs related primarily to generators and compressor agreements with lease terms of more than one month and less than one year.

During the six months ended June 30, 2021, there were $2.0 million and $0.7 million in cash payments related to the Company’s operating leases and financing leases, respectively. During the six months ended June 30, 2020, there were $1.5 million and $0.3 million in cash payments related to the Company’s operating leases and financing leases, respectively.

8. Other Financial Information

The following table provides additional detail for accounts receivable, prepaid expenses and accounts payable and accrued liabilities which are presented on the consolidated balance sheets (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable:
Trade receivables (1)	$47,580	$20,306
Receivable for Alta Resources distribution	1,712	1,712
Joint interest billings	18,915	15,637
Income taxes receivable	—	268
Other receivables	—	2,209
Allowance for doubtful accounts	(2,270)	(2,270)
Total accounts receivable	$65,937	$37,862

Prepaid expenses:
Prepaid insurance	$5,475	$2,825
Other (2)	667	535
Total prepaid expenses	$6,142	$3,360

Accounts payable and accrued liabilities:
Royalties and revenue payable (1)	$38,755	$23,701
Legal suspense related to revenues (1)(3)	30,718	27,983
Advances from partners (4)	5,160	76
Accrued exploration and development (4)	6,157	490
Trade payables (1)	30,910	14,273
Accrued general and administrative expenses	5,407	6,191
Accrued operating expenses	6,777	5,755
Accrued operating and finance leases	3,618	2,772
Other accounts payable and accrued liabilities	5,025	2,729
Total accounts payable and accrued liabilities	$132,527	$83,970
(1)	Increase in 2021 primarily due to the Mid-Con Acquisition and the Silvertip Acquisition.
(2)	Other prepaids primarily includes software licenses.
(3)	Suspended revenues primarily relate to amounts for which there is some question as to valid ownership, unknown addresses of payees or some other payment dispute.
(4)	Increase primarily related to the Company’s resumed drilling program in the second quarter of 2021 and the NE Bullseye wells in the Permian region.

Included in the table below are supplemental cash flow disclosures and non-cash investing activities during the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash payments:
Interest payments	$1,733	$2,006
Income tax payments	$1,332	$83
Non-cash investing activities in the consolidated statements of cash flows:
Increase (decrease) in accrued capital expenditures	$5,667	$(7,095)

The Company issued a total of 25,552,933 shares of Contango common stock at the closing of the Mid-Con Acquisition. See Note 3 – “Acquisitions and Dispositions” for more information.

9. Investment in Exaro Energy III LLC

The Company maintains an ownership interest in Exaro of approximately 37%. The Company’s share in the equity of Exaro at June 30, 2021 was approximately $6.0 million. The Company accounts for its ownership in Exaro using the equity method of accounting, and therefore, does not include its share of individual operating results, production or reserves in those reported for the Company’s consolidated results.

The Company’s share in Exaro’s results of operations recognized for the three and six months ended June 30, 2021 was a loss of $0.8 million, net of no tax expense. The Company’s share in Exaro’s results of operations recognized for the three and six months ended June 30, 2020 was a loss of $0.2 million, net of no tax expense, and a gain of $0.1 million, net of no tax expense, respectively.

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

On October 30, 2020, the Company entered into the Third Amendment to the Credit Agreement, which became effective on January 21, 2021, upon the satisfaction of certain conditions, including the consummation of the Mid-Con Acquisition. See Note 3 – “Acquisitions and Dispositions” for more information. The Third Amendment provided for, among other things, (i) a 25 basis point increase in the applicable margin at each level of the borrowing base utilization-based pricing grid, (ii) an increase of the borrowing base from $75.0 million to $130.0 million on the effective date of the Third Amendment, with a $10.0 million automatic stepdown in the borrowing base on March 31, 2021, (iii) certain modifications to the Company’s minimum hedging covenant including requiring hedging for at least 75% of the Company’s projected PDP volumes for 24 full calendar months on or prior to 30 days after the effective date of the Third Amendment and on April 1 and October 1 of each calendar year and (iv) the addition of three new banks to the lender group. The Company’s borrowing base was decreased to $120.0 million on March 31, 2021, per the Third Amendment. On January 21, 2021, the Company entered into the Fourth Amendment to the Credit Agreement, which was related to the transfer of a letter of credit for Mid-Con. On May 3, 2021, the Company entered into the Fifth Amendment to the Credit Agreement, which increased the borrowing base from $120.0 million to $250.0 million and expanded the bank group from nine to eleven banks, effective May 3, 3021. The Fifth Amendment also provides for, among other things, (i) the reinstatement of the minimum current ratio covenant calculation of 1.0:1.0 beginning as of June 30, 2021, (ii) a decrease in the maximum Total Debt/EBITDAX leverage ratio calculation from 3.5:1.0 to 3.25:1.0, and (iii) a decrease in the Company’s minimum hedging covenant resulting in requiring hedging for at least 70% of the Company’s projected PDP volumes for 12 full calendar months from the date of delivery of each reserve report and at least 50% of the Company’s projected PDP volumes for months 13 through 24 from the date of delivery of each reserve report and other minor changes which are more administrative in nature.

As of June 30, 2021, under the Credit Agreement, the Company had $69.0 million borrowings outstanding, $2.9 million in outstanding letters of credit and borrowing availability of approximately $178.1 million. As of December 31,

2020, the Company had approximately $9.0 million outstanding under the Credit Agreement and $1.9 million in an outstanding letter of credit.

The Company initially incurred $1.8 million of arrangement and upfront fees in connection with the Credit Agreement and incurred an additional $1.6 million in fees for the first amendment to the Credit Agreement, to be amortized over the five-year term of the Credit Agreement. No fees were paid for the Second Amendment. The Company incurred $1.0 million in fees related to the Third Amendment, which became effective upon the closing of the Mid-Con Acquisition on January 21, 2021, of which $0.1 million were incurred during the fourth quarter of 2020. The Company incurred $1.6 million in fees related to the Fifth Amendment, which became effective on May 3, 2021, and will be amortized over the remaining term of the Credit Agreement. During the six months ended June 30, 2021, the Company amortized debt issuance costs of $0.4 million related to the Credit Agreement. As of June 30, 2021, the remaining amortizable balance of these fees was $3.9 million and will be amortized through September 17, 2024.

Total interest expense under the Company’s Credit Agreement, including commitment fees, was approximately $1.4 million and $2.6 million for the three and six months ended June 30, 2021, respectively. Total interest expense under the Company’s Credit Agreement, including commitment fees, was approximately $2.2 million and $3.4 million, for the three and six months ended June 30, 2020, respectively. Included in the 2020 interest expense is $1.0 million in debt issuance costs which originally were to be amortized over the life of the loan, but were immediately expensed due to a reduction in the borrowing base under the Second Amendment.

The weighted average interest rates in effect at June 30, 2021 and December 31, 2020 were 3.5% and 2.9%, respectively.

The Credit Agreement is collateralized by liens on substantially all of the Company’s oil and natural gas properties and other assets and security interests in the stock of its wholly owned and/or controlled subsidiaries. The Company’s wholly owned and/or controlled subsidiaries are also required to join as guarantors under the Credit Agreement.

The Credit Agreement contains customary and typical restrictive covenants. The Fifth Amendment requires a Current Ratio of greater than or equal to 1.0:1.0 and a Leverage Ratio of less than or equal to 3.25:1.0. The Credit Agreement also contains typical events of default that may accelerate repayment of any borrowings and/or termination of the facility. Events of default include, but are not limited to, a going concern qualification, payment defaults, breach of certain covenants, bankruptcy, insolvency or change of control events. As of June 30, 2021, the Company was in compliance with all of its covenants under the Credit Agreement.

Paycheck Protection Program Loan

On April 10, 2020, the Company entered into a promissory note evidencing an unsecured loan in the amount of approximately $3.4 million (the “PPP Loan”) made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, and administered by the U.S. Small Business Administration. The PPP Loan to the Company was made through JPMorgan Chase Bank, N.A and is included in “Long-term debt” on the Company’s consolidated balance sheet.

The PPP Loan was set to mature on the two-year anniversary of the funding date and bears interest at a fixed rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), commenced after the six-month anniversary of the funding date. The promissory note evidencing the PPP Loan provided for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP, subject to an audit. Under the CARES Act, loan forgiveness is available, subject to limitations, for the sum of documented payroll costs, covered mortgage interest payments, covered rent payments and covered utilities during either: (1) the eight-week period beginning on the funding date; or (2) the 24-week period beginning on the funding date. Forgiveness is reduced if full-time employee headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. The Company utilized the PPP Loan amount for qualifying expenses during the 24-week coverage period, and on July 12, 2021, submitted its updated application for forgiveness of the total amount outstanding under the PPP Loan in accordance with the updated application terms of the CARES Act and related guidance.

On August 6, 2021, the Company received notice from the Small Business Administration that the PPP loan was forgiven in its entirety.

11. Income Taxes

The Company’s income tax provision (benefit) for continuing operations consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current tax provision (benefit)
Federal	$(254)	$—	$(254)	$275
State	70	(7)	609	112
Total	$(184)	$(7)	$355	$387
Deferred tax provision:
Federal	$—	$—	$—	$—
State	—	376	—	376
Total	$—	$376	$—	$376
Total tax provision (benefit)
Federal	$(254)	$—	$(254)	$275
State	70	369	609	488
Total income tax provision (benefit):	$(184)	$369	$355	$763

State income tax expense relates to income taxes for the quarter which are expected to be owed primarily to the states of Louisiana and Oklahoma resulting from activities within those states and, in each case, that are not shielded by existing Federal tax attributes. The Federal income tax benefit for the current period results from applying the estimated annual effective tax rate to the year-to-date pre-tax loss, less amounts recorded in the first quarter of 2021, plus a small true-up of a previously recorded alternative minimum tax refund was reflected.

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

As of June 30, 2021, the Company had federal net operating loss (“NOL”) carryforwards of approximately $402.7 million and state NOLs of $26.4 million. The Federal NOL carryforwards are made up of: (i) those acquired in the merger with Crimson Exploration, Inc. in 2013 and (ii) from subsequent taxable losses during the years 2014 through 2020, due to lower commodity prices and utilization of various elections available to the Company in expensing capital expenditures incurred in the development of oil and natural gas properties. Generally, these NOLs are available to reduce future taxable income and the related income tax liability subject to the limitations set forth in Internal Revenue Code Section 382 related to changes of more than 50% of ownership of the Company’s stock by 5% or greater shareholders over a three-year period (a Section 382 Ownership Change) from the time of such an ownership change. The Company experienced two separate Section 382 Ownership Changes in connection with two of its equity offerings occurring in 2018 and 2019, respectively (the “Ownership Changes”). Market conditions at the time of the 2019 Ownership Change had diminished from the time of the 2018 Ownership Change, thus subjecting virtually all of the Company’s tax attributes to an annual limitation of $0.7 million a year (in pre-tax dollars). This lower annual limitation resulting from the 2019 Ownership Change effectively eliminates the ability to utilize these tax attributes in the future. As a result of the Ownership Changes, the Company has recorded a valuation allowance against substantially all of its NOLs and other deferred tax assets. The Company determined that no Section 382 Ownership Change from share activity occurred in the six months ended June 30, 2021. The valuation allowance balances at June 30, 2021 for federal and state purposes are approximately $146.8 million and approximately $4.4 million, respectively.

The Consolidated Appropriations Act of 2021 was signed into law on December 27, 2020 to provide a response by the Federal government to the pandemic and contains numerous tax incentives and extensions for businesses. One such provision is a change in the deductibility of expenses for meals purchased from a restaurant, where, in calendar years 2021 and 2022, there is no reduction in deductibility (compared to a prior 50% limitation). For the six months ended June 30, 2021, the Company is claiming a 100% benefit for qualifying meal expenses.

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

13. Subsequent Events

On July 7, 2021, the Company entered into a purchase and sale agreement with ConocoPhillips to acquire low decline, conventional gas assets in the Wind River Basin of Wyoming. Upon closing, Contango will acquire approximately 446 Bcfe of PDP reserves (unaudited) for a total purchase price of $67.0 million in cash, subject to customary purchase price adjustments. Closing of the Pending Wind River Basin Acquisition is expected to occur in the third quarter of 2021, subject to the satisfaction of certain closing conditions set forth in the purchase and sale agreement.

On August 6, 2021, the Company received notice from the Small Business Administration that the Company’s PPP loan for approximately $3.4 million was forgiven in its entirety. The PPP Loan to the Company is included in “Long-term debt” on the Company’s consolidated balance sheet as of June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes and other information included elsewhere in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and with our 2020 Form 10-K, previously filed with the Securities and Exchange Commission (“SEC”).

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

Cautionary Statement about Forward-Looking Statements

Certain statements contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words and phrases “should”, “could”, “may”, “will”, “believe”, “plan”, “intend”, “expect”, “potential”, “possible”, “anticipate”, “estimate”, “forecast”, “view”, “efforts”, “goal” and similar expressions identify forward-looking statements and express our expectations about future events. Although we believe the expectations reflected in such forward-looking statements are reasonable, such expectations may not occur. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated. Risks and uncertainties that could cause or contribute to such differences include, without limitation, those discussed in the section entitled “Risk Factors” included in this report, in our 2020 Form 10-K and those factors summarized below:

●	volatility and significant declines in oil, natural gas and natural gas liquids prices, including regional differentials;
●	any reduction in our borrowing base from time to time and our ability to repay any excess borrowings as a result of such reduction;
●	the impact of the COVID-19 pandemic, including reduced demand for oil and natural gas, economic slowdown, governmental and societal actions taken in response to the COVID-19 pandemic, stay-at-home orders, and interruptions to our operations;
●	risks related to the recently announced Pending Independence Merger, including the risk that the Pending Independence Merger will not be completed on the timeline or terms currently contemplated, the businesses will not be integrated successfully, that the anticipated cost savings, synergies and growth from the Pending Independence Merger may not be fully realized or may take longer to realize than expected, and that management attention will be diverted;
●	potential liability resulting from any future litigation related to the Pending Independence Merger and the Pending Wind River Basin Acquisition;
●	risks related to the recently announced Pending Wind River Basin Acquisition, including the risk that the Pending Wind River Basin Acquisition will not be completed on the timeline or terms currently contemplated, the businesses and assets will not be integrated successfully, that the anticipated cost savings, synergies and growth from the acquisition may not be fully realized or may take longer to realize than expected, and that management attention will be diverted;
●	the impact of the climate change initiative by President Biden’s administration and Congress, including but not limited to: the January 2021 executive order imposing a moratorium on new oil and natural gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of federal oil and natural gas permitting and leasing practices, the Biden administration’s announcement that the United States will aim to cut its greenhouse gas emissions from 2005 levels by 50% by 2030; and the Biden administration efforts to put the United State on a path to 100 percent carbon-free electricity by 2035;
●	our financial position;
●	the potential impact of our derivative instruments;
●	our business strategy, including our ability to successfully execute on our consolidation strategy or make any desired changes in our strategy from time to time;
●	meeting our forecasts and budgets, including our 2021 capital expenditure budget;
●	expectations regarding oil and natural gas markets in the United States and our realized prices;

●	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil exporting nations to agree to, adhere to and maintain oil price and production controls;
●	outbreaks and pandemics, even outside our areas of operation, including COVID-19;
●	operational constraints, start-up delays and production shut-ins at both operated and non-operated production platforms, pipelines and natural gas processing facilities;
●	our ability to successfully develop our undeveloped acreage in the Permian Basin and Midcontinent region, and realize the benefits associated therewith;
●	increased costs and risks associated with our exploration and development in the Gulf of Mexico or the Permian Basin;
●	the risks associated with acting as operator of deep high pressure and high temperature wells, including well blowouts and explosions, onshore and offshore;
●	the risks associated with exploration, including cost overruns and the drilling of non-economic wells or dry holes, especially in prospects in which we have made a large capital commitment relative to the size of our capitalization structure;
●	the timing and successful drilling and completion of oil and natural gas wells;
●	the concentration of drilling in the Permian Basin, including lower than expected production attributable to down spacing of wells;
●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fund our operations, satisfy our obligations, fund our drilling program and support our acquisition efforts;
●	the cost and availability of rigs and other materials, services and operating equipment;
●	timely and full receipt of sale proceeds from the sale of our production;
●	our ability to find, acquire, market, develop and produce new oil and natural gas properties;
●	the conditions of the capital markets and our ability to access debt and equity capital markets or other non-bank sources of financing, and actions by current and potential sources of capital, including lenders;
●	interest rate volatility;
●	our ability to complete strategic dispositions or acquisitions of assets or businesses and realize the benefits of such dispositions or acquisitions;
●	uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of development expenditures;
●	the need to take impairments on our properties due to lower commodity prices or other changes in the values of our assets, which results in a non-cash charge to earnings;
●	the ability to post additional collateral for current bonds or comply with new supplemental bonding requirements imposed by the Bureau of Ocean Energy Management;
●	operating hazards attendant to the oil and natural gas business including weather, environmental risks, accidental spills, blowouts and pipeline ruptures, and other risks;
●	downhole drilling and completion risks that are generally not recoverable from third parties or insurance;
●	potential mechanical failure or under-performance of significant wells, production facilities, processing plants or pipeline mishaps;
●	actions or inactions of third-party operators of our properties;
●	actions or inactions of third-party operators of pipelines or processing facilities;
●	the ability to retain key members of senior management and key technical employees and to find and retain skilled personnel;
●	strength and financial resources of competitors;
●	federal and state legislative and regulatory developments and approvals (including additional taxes and changes in environmental regulations);
●	the uncertain impact of supply of and demand for oil, natural gas and natural gas liquids;
●	our ability to obtain goods and services critical to the operation of our properties;
●	worldwide and United States economic conditions;
●	the ability to construct and operate infrastructure, including pipeline and production facilities;
●	the continued compliance by us with various pipeline and gas processing plant specifications for the gas and condensate produced by us;
●	operating costs, production rates and ultimate reserve recoveries of our oil and natural gas discoveries;
●	expanded rigorous monitoring and testing requirements;
●	the ability to obtain adequate insurance coverage on commercially reasonable terms; and
●	the limited trading volume of our common stock and general market volatility.

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

Overview

We are a Fort Worth, Texas based, independent oil and natural gas company. Our business is to maximize production and cash flow from our onshore properties primarily located in our Midcontinent, Permian, Rockies and other smaller onshore areas and our offshore properties in the shallow waters of the Gulf of Mexico and utilize that cash flow to explore, develop and acquire oil and natural gas properties across the United States.

The following table lists our primary producing regions as of June 30, 2021:

Region	Formation
Midcontinent	Cleveland, Bartlesville, Mississippian, Woodford and others
Permian	San Andres, Yeso, Bone Springs, Wolfcamp and others
Rockies	Sussex, Shannon, Muddy, Phosphoria, Embar-Tensleep, Madison and others
Other	Woodbine, Lewisville, Buda, Georgetown, Eagleford, Offshore Gulf of Mexico properties in water depths off of Louisiana in less than 300 feet and others

Impact of the COVID-19 Pandemic

The coronavirus (“COVID-19”) pandemic has significantly affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the COVID-19 pandemic has resulted in travel restrictions, business closures and other restrictions that have disrupted the demand for oil throughout the world and, when combined with the failure by the OPEC and Russia to reach an agreement on lower production quotas until April 2020, resulted in oil prices declining significantly beginning in late February 2020. While there has been an improvement in commodity prices since early 2020, prices remain volatile, and there is still significant uncertainty regarding the long-term impact of the COVID-19 pandemic on global oil demand and prices. Moreover, the OPEC and Russia recently reached an agreement in July 2021 to increase production over the next several months beginning in August 2021, which may further increase volatility Due to the extreme volatility in oil prices and the impact of the COVID-19 pandemic on the financial condition of our upstream peers, we suspended our onshore drilling program in the Southern Delaware Basin in the first quarter of 2020. We further suspended all drilling in the second quarter of 2020, before resuming drilling in the second quarter of 2021. During this time, we have focused on certain measures that include, but have not been limited to, the following:

●	a company-wide effort to cut costs throughout our operations;
●	potential acquisitions of PDP-heavy assets, with attractive, discounted valuations, in stressed/distressed scenarios or from non-natural owners like investment or lender firms that obtained ownership through a corporate restructuring;
●	the identification of more cost-efficient drilling and completion strategies by our technical teams and the possible commencement of a conservative drilling/completion program on undeveloped opportunities in our portfolio should oil prices, and market stability, continue to improve and provide appropriate risk-weighted returns; and

●	the extensive review of assets acquired in recent transactions for cost reduction opportunities, as well as opportunities to return to production wells that had previously been shut-in by the previous owners due to limited capital resources.

Corporate Overview

From our initial entry into the Southern Delaware Basin in 2016 and through early 2019, we were focused on the development of our Southern Delaware Basin acreage in Pecos County, Texas. In the first quarter of 2020, we suspended drilling in this area in response to the dramatic decline in oil prices and further suspended all drilling in the second quarter of 2020. Due to strengthening oil prices in 2021, and our identification of more cost-efficient methods of drilling and completing our Permian Basin wells, in the second quarter of 2021, we resumed our onshore drilling program in the Southern Delaware Basin. In May 2021, we began drilling the first of three single-pad wells originally planned in the Permian region. Based on recent success by offset operators to our position, we decided to drill one of the three wells in this first pad to the Second Bone Spring formation, which will be our first well being drilled to that formation. We expect to bring these wells online in the third quarter of 2021. Due to the success and efficiency in the drilling of these first three wells and the improved oil price market, we commenced spudding a second three-well pad in July 2021 as part of our 2021 Permian drilling program. As of June 30, 2021, we were producing from eighteen wells over our approximate 16,200 gross operated (7,500 company net) acre position in our Permian region, prospective for the Wolfcamp A, Wolfcamp B and Second Bone Spring formations.

On January 21, 2021, we closed on the acquisition of Mid-Con Energy Partners, LP (“Mid-Con”), in an all-stock merger transaction in which Mid-Con became a direct, wholly owned subsidiary of Contango (the “Mid-Con Acquisition”). A total of 25,552,933 shares of Contango common stock were issued as consideration in the Mid-Con Acquisition. Effective upon the closing of the Mid-Con Acquisition, our borrowing base under the Credit Agreement increased from $75.0 million to $130.0 million, with an automatic $10.0 million reduction in the borrowing base on March 31, 2021. See Item 1. Note 3 – “Acquisitions and Dispositions” and Item 1. Note 10 – “Long-Term Debt” for further details.

On February 1, 2021, we closed on the acquisition of certain oil and natural gas properties located in the Big Horn Basin in Wyoming and Montana, in the Powder River Basin in Wyoming and in the Permian Basin in West Texas and New Mexico (collectively the “Silvertip Acquisition”) for aggregate consideration of approximately $58.0 million. After customary closing adjustments, including the results of operations during the period between the effective date of August 1, 2020 and the closing date, the net consideration paid was approximately $53.2 million. See Item 1. Note 3 – “Acquisitions and Dispositions” for more information.

On April 28, 2021, the Board of Directors of the Company (the “Board”) increased the size of the Board from five to seven directors and appointed Karen Simon and Janet Pasque to fill the vacancies created by the expansion of the Board, effective on April 28, 2021. Concurrent with their election as directors of the Company, Ms. Pasque was appointed to the Compensation Committee and Nominating Committee of the Board, and Ms. Simon was appointed to the Audit Committee and Nominating Committee of the Board. The Board determined that Ms. Pasque and Ms. Simon are both independent directors under the applicable rules and regulations of the SEC and within the meaning of the NYSE American listing standards.

On April 28, 2021, we adopted the Contango Oil & Gas Company Change in Control Severance Plan and the Contango Oil & Gas Company Executive Severance Plan. For a description of these plans, see Item 1. Note 1 – “Organization and Business.”

On May 3, 2021, we entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”), which provided for, among other things, an increase in the Company’s borrowing base from $120.0 million to $250.0 million, effective May 3, 2021, expanded the bank group from nine to eleven banks and reinstated the Current Ratio and Leverage Ratio requirements beginning as of June 30, 202. The Fifth Amendment also includes less restrictive hedge requirements and certain modifications to financial covenants. See Item 1. Note 10 – “Long-Term Debt” for further information regarding the Fifth Amendment.

On June 7, 2021, we entered into a definitive agreement to combine with Independence Energy, LLC (“Independence”) in an all-stock transaction (the “Pending Independence Merger”). Independence is a diversified, well-capitalized upstream oil and gas business built and managed by KKR’s Energy Real Assets team with a scaled portfolio of low-decline, producing assets with meaningful reinvestment opportunities for low-risk growth across the Eagle Ford, Rockies, Permian and Mid-Continent regions. The closing of the Pending Independence Merger is conditioned upon approval by a majority of Contango’s shareholders, among certain other closing conditions. Upon completion of the Pending Independence Merger, Independence shareholders are expected to own approximately 76% and Contango shareholders are expected to own approximately 24% of the combined company. If approved, the Pending Independence Merger is expected to close in the fourth quarter of 2021. See Item 1. Note 3 – “Acquisitions and Dispositions” for more information.

On July 7, 2021, we entered into a purchase and sale agreement with ConocoPhillips to acquire low decline, conventional gas assets in the Wind River Basin of Wyoming (the “Pending Wind River Basin Acquisition”). Closing of the Pending Wind River Basin Acquisition is expected to occur in the third quarter of 2021, for a total purchase price of $67.0 million in cash, subject to the satisfaction of certain closing conditions set forth in the purchase and sale agreement. See Item 1. Note 13 – “Subsequent Events” for further details.

On August 6, 2021, we received notice from the Small Business Administration that our loan received from the Paycheck Protection Program in 2020 for approximately $3.4 million was forgiven in its entirety. See Item 1. Note 13 – “Subsequent Events” for further information.

Capital Expenditures

We currently forecast our 2021 capital expenditure budget to be a total of approximately $30.0 - $34.0 million for recompletions, facility upgrades, waterflood development and select drilling in the West Texas Permian (expected 3 net locations, 6 gross locations), among other things. This forecast does not account for the Pending Independence Merger or the Pending Wind River Basin Acquisition. The planned capital expenditures also include development opportunities with respect to certain properties we acquired as part of the Mid-Con Acquisition and the Silvertip Acquisition. The capital expenditure program will continue to be evaluated for revision throughout the year.

During the six months ended June 30, 2021, we incurred capital expenditures of approximately $13.8 million, of which $5.2 million related to the drilling of the Southern Delaware Basin wells. We also incurred approximately $6.4 million in expenditures primarily related to redevelopment activities of recently acquired properties in our Midcontinent, Permian and Rockies regions and $1.9 million in unproved offshore prospect costs, of which $1.1 million was paid for with the proceeds of an issuance of Company common stock, pursuant to a joint development agreement between the Company and Juneau Oil & Gas, LLC. We believe that our current financial resources will be more than adequate to fund our 2021 capital budget through internally generated cash flow, and any increase to such initial 2021 capital expenditure budget, when and if such increase is deemed appropriate. We plan to retain the flexibility to be more aggressive in our drilling plans should results exceed expectations, commodity prices continue to improve or we reduce drilling and completion costs in certain areas, thereby making an expansion of our drilling program an appropriate business decision.

We intend to continue to make balance sheet strength a priority in 2021, while continuing to pursue our strategy of asset consolidation by evaluating acquisition opportunities that may arise in this challenging commodity price environment. Any excess cash flow will likely be used to reduce borrowings outstanding under our Credit Agreement (as defined below). We intend to keenly focus on continuing to reduce lease operating costs on our legacy and newly acquired assets, reducing general and administrative expenses, improving cash margins and lowering our exposure to asset retirement obligations through the possible sale of non-core properties.

Impairment of Long-Lived Assets

Under GAAP, when circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a field basis to the unamortized capitalized cost of the assets in that field. If the estimated future undiscounted cash flows based on the Company’s estimate of future reserves, oil and natural gas prices, operating costs and production levels from oil and natural gas reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair value. We did not record any impairment expense related to proved properties during the six months ended June 30, 2021. We recorded a $0.2 million non-cash charge for unproved impairment expense during the six months ended June 30, 2021 related to expiring leases in our Permian region.

In the first quarter of 2020, the COVID-19 pandemic and the resulting deterioration in the global demand for oil, combined with the failure by the OPEC and Russia to reach an agreement on lower production quotas until April 2020, caused a dramatic increase in the supply of oil and a corresponding decrease in commodity prices, and lowered the demand for all commodity products. Consequently, during the six months ended June 30, 2020, we recorded a $143.3 million non-cash charge for proved property impairment of our onshore properties related to the dramatic decline in commodity prices, as discussed above, the impact of the lower prices on the “PV-10” (present value, discounted at a 10% rate) of our proved reserves, and the associated change in our then forecasted development plans for our proved, undeveloped locations. We recorded a $2.6 million non-cash charge for unproved impairment expense during the six months ended June 30, 2020, related to expiring leases in our Midcontinent region.

Summary Production Information

Our production sales for the three months ended June 30, 2021, were comprised of 41% oil, 38% natural gas, and 21% natural gas liquids, in comparison to our production sales for the three months ended June 30, 2020, of approximately 24% oil, 56% natural gas and 20% natural gas liquids. Our production sales for the six months ended June 30, 2021, were comprised of 39% oil, 42% natural gas, and 19% natural gas liquids, in comparison to our production sales for the six months ended June 30, 2020, of approximately 27% oil, 53% natural gas and 20% natural gas liquids.

The table below sets forth our average net daily production sales data in MBoe/d for each of our regions for each of the periods indicated:

	Three Months Ended
	June 30,	September 30,	December 31,	March 31,	June 30,
	2020	2020	2020	2021 (4)	2021 (4)
Midcontinent (1)	11.6	12.6	9.6	11.1	12.2
Permian (2)	0.9	0.7	1.4	2.6	4.8
Rockies	—	0.1	—	2.6	4.4
Other (3)	3.6	3.8	3.4	3.4	2.7
Total daily production sales volumes	16.1	17.2	14.4	19.7	24.1

(1)	Production sales during the three months ended September 30, 2020 included approximately 50,000 Bbls (0.5 MBoe/d) of second quarter 2020 oil production (net to the Company), which was held as inventory and later sold in the third quarter of 2020 at higher prices. The decrease in production sales during the three months ended December 31, 2020 was primarily due to downtime related to workovers and routine repair and maintenance. The increase in production sales during the three months ended March 31, 2021 and June 30, 2021 was due to the properties acquired as part of the Mid-Con Acquisition.
(2)	The decrease in production sales beginning in the second quarter of 2020 was due to the suspension of our drilling program as a result of the dramatic decline in oil prices and the effects of the COVID-19 pandemic. The increase in production sales during the three months ended March 31, 2021 and June 30, 2021 was due to the properties acquired as part of the Silvertip Acquisition.
(3)	Includes our offshore Gulf of Mexico wells located in the shallow waters off the coast of Louisiana as well as our legacy onshore wells located in states near the Texas Gulf coast.
(4)	The increase in production sales during the three months ended March 31, 2021 and June 30, 2021 was due to the Mid-Con Acquisition and the Silvertip Acquisition. The Mid-Con Acquisition reflects production sales beginning January 21, 2021, impacting the 2021 first quarter production for the Midcontinent and Rockies regions by 1.7 MBoe/d and 0.4 MBoe/d, respectively, and the 2021 second quarter production for the Midcontinent and Rockies regions by 2.5 MBoe/d and 0.6 MBoe/d, respectively, The Silvertip Acquisition reflects production sales beginning February 1, 2021, impacting the 2021 first quarter production for the Permian and Rockies regions by 1.9 MBoe/d and 2.1 MBoe/d, respectively, and the 2021 second quarter production for the Permian and Rockies regions by 3.9 MBoe/d and 3.7 MBoe/d, respectively.

Other Investments

Jonah Field - Sublette County, Wyoming

Our wholly owned subsidiary, Contaro Company, owns a 37% ownership interest in Exaro Energy III LLC (“Exaro”). As of June 30, 2021, Exaro had 650 producing wells over its 5,760 gross acres (1,040 net), with a working interest between 14.6% and 32.5%. These wells were producing at a rate of approximately 2.4 MBoe/d, net to Exaro, during the three and six months ended June 30, 2021. We recognized an investment loss of approximately $0.8 million, net of no tax expense, attributable to our equity investment in Exaro for the three and six months ended June 30, 2021. We recognized an investment loss of approximately $0.2 million, net of no tax expense, and an investment gain of $0.1 million, net of no tax expense, attributable to our equity investment in Exaro for the three and six months ended June 30, 2020, respectively. See Item 1. Note 9 – “Investment in Exaro Energy III LLC” for additional details related to this equity investment.

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

The table below sets forth revenue, production sales data, average sales prices and average production costs associated with our sales of oil, natural gas and natural gas liquids (“NGLs”) from operations for the three and six months ended June 30, 2021 and 2020. We report in barrels of oil equivalents (“Boe”) instead of natural gas equivalents. Six thousand cubic feet (“Mcf”) of natural gas is the energy equivalent of one barrel of oil, condensate or NGL. Reported operating expenses include production taxes, such as ad valorem and severance taxes.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

Revenues (thousands):
Oil and condensate sales	$56,209	$7,930	609%	$93,202	$30,712	203%
Natural gas sales	14,823	6,618	124%	29,315	14,789	98%
NGL sales	12,279	3,294	273%	20,560	6,915	197%
Other operating revenues	329	—	100%	513	—	100%
Total revenues	$83,640	$17,842	369%	$143,590	$52,416	174%

Production Sales Volumes:
Oil and condensate (thousand barrels)
Midcontinent	427	231	85%	781	598	31%
Permian	158	69	129%	292	158	85%
Rockies	274	4	* %	399	10	* %
Other	33	42	(21)%	69	100	(31)%
Total oil and condensate	892	346	158%	1,541	866	78%
Natural gas (million cubic feet)
Midcontinent	2,657	3,451	(23)%	5,247	7,095	(26)%
Permian	758	31	* %	1,292	81	* %
Rockies	552	—	100%	1,108	—	100%
Other	1,076	1,431	(25)%	2,378	2,939	(19)%
Total natural gas	5,043	4,913	3%	10,025	10,115	(1)%
Natural gas liquids (thousand barrels)
Midcontinent	244	247	(1)%	458	524	(13)%
Permian	149	6	* %	163	15	987%
Rockies	30	—	100%	44	—	100%
Other	41	52	(21)%	92	98	(6)%
Total natural gas liquids	464	305	52%	757	637	19%
Total (thousand barrels of oil equivalent)
Midcontinent	1,114	1,053	6%	2,113	2,304	(8)%
Permian	433	80	441%	670	186	260%
Rockies	396	4	* %	628	10	* %
Other	253	332	(24)%	558	689	(19)%
Total production sales volumes	2,196	1,469	49%	3,969	3,189	24%

Daily Production Sales Volumes:
Oil and condensate (thousand barrels per day)
Midcontinent	4.7	2.5	88%	4.3	3.2	34%
Permian	1.7	0.8	113%	1.6	0.9	78%
Rockies	3.0	—	100%	2.2	0.1	* %
Other	0.4	0.4	—%	0.4	0.6	(33)%
Total oil and condensate	9.8	3.7	165%	8.5	4.8	77%
Natural gas (million cubic feet per day)
Midcontinent	29.2	37.9	(23)%	29.0	39.1	(26)%
Permian	8.3	0.3	* %	7.1	0.4	* %
Rockies	6.1	—	100%	6.1	—	100%
Other	11.8	15.8	(25)%	13.2	16.1	(18)%
Total natural gas	55.4	54.0	3%	55.4	55.6	(0)%

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

Natural gas liquids (thousand barrels per day)
Midcontinent	2.7	2.8	(4)%	2.5	2.9	(14)%
Permian	1.6	0.1	* %	0.9	0.1	800%
Rockies	0.3	—	100%	0.2	—	100%
Other	0.5	0.5	—%	0.6	0.6	—%
Total natural gas liquids	5.1	3.4	50%	4.2	3.6	17%
Total (thousand barrels of oil equivalent per day)
Midcontinent	12.2	11.6	5%	11.7	12.7	(8)%
Permian	4.8	0.9	433%	3.7	1.0	270%
Rockies	4.4	—	100%	3.5	0.1	* %
Other	2.7	3.6	(25)%	3.0	3.8	(21)%
Total daily production sales volumes	24.1	16.1	50%	21.9	17.6	24%

Average Sales Price:
Oil and condensate (per barrel)	$63.03	$22.94	175%	$60.47	$35.46	71%
Natural gas (per thousand cubic feet)	$2.94	$1.35	118%	$2.92	$1.46	100%
Natural gas liquids (per barrel)	$26.46	$10.81	145%	$27.17	$10.85	150%
Total (per barrels of oil equivalent)	$37.93	$12.14	212%	$36.05	$16.43	119%

Expenses (thousands):
Operating expenses	$36,509	$15,016	143%	$63,985	$34,272	87%
Exploration expenses	$87	$11,173	(99)%	$284	$11,571	(98)%
Depreciation, depletion and amortization	$11,457	$5,092	125%	$20,599	$17,946	15%
Impairment and abandonment of oil and natural gas properties	$451	$—	100%	$454	$145,878	(100)%
General and administrative expenses	$13,483	$7,836	72%	$24,842	$15,487	60%
Gain (loss) from investment in affiliates (net of taxes)	$(804)	$(173)	365%	$(804)	$113	(812)%

Selected data per Boe:
Operating expenses	$16.62	$10.23	62%	$16.12	$10.75	50%
General and administrative expenses	$6.14	$5.33	15%	$6.26	$4.86	29%
Depreciation, depletion and amortization	$5.22	$3.47	50%	$5.19	$5.63	(8)%

*Greater than 1,000%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Oil, Natural Gas and NGL Sales and Production

Our revenues are primarily from the sale of our oil, natural gas and NGL production. Our revenues may vary significantly from year to year depending on production volumes and changes in commodity prices, each of which may fluctuate widely. As discussed above, oil prices declined significantly in the first quarter of 2020 as a result of the effects of the COVID-19 pandemic and the ongoing disruptions to the global energy markets. While those factors generally kept downward pressure and instability on the commodity price markets in 2020, due to the increase in domestic vaccination programs and the related improvement in, and the forecast for the economy, we have experienced meaningful commodity price improvement since the first quarter of 2021. Our production sales are subject to significant variation as a result of new operations, weather events, transportation and processing constraints and mechanical issues. In addition, our production from individual wells naturally declines over time as we produce our reserves.

We reported revenues of $83.6 million for the three months ended June 30, 2021, compared to revenues of $17.8 million for the three months ended June 30, 2020. The current year increase is attributable to the increases in commodity prices in 2021, the additional production sales from the properties acquired in the Mid-Con Acquisition and the Silvertip Acquisition, and the impact of the increase in the Company’s percentage of oil/liquids sales as compared to total sales. The revenues related to the properties acquired in the Mid-Con Acquisition were approximately $16.6 million in the second quarter of 2021, and the revenues related to the properties acquired in the Silvertip Acquisition were approximately $26.9 million in the second quarter of 2021.

Total production sales for the three months ended June 30, 2021 were approximately 2.2 MMBoe (62% liquids), or 24.1 MBoe/d, compared to approximately 1.5 MMBoe (44% liquids), or 16.1 MBoe/d in the prior year quarter. The increase in 2021 production sales is attributable to the production from the properties acquired in the Mid-Con Acquisition and the Silvertip Acquisition. Net oil production sales were approximately 9,800 barrels per day for the three months ended June 30, 2021 compared to approximately 3,700 barrels per day in the prior year quarter. Net natural gas production sales increased to approximately 55.4 MMcf per day during the three months ended June 30, 2021, compared with approximately 54.0 MMcf per day during the three months ended June 30, 2020. Net NGL production sales were approximately 5,100 barrels per day during the three months ended June 30, 2021, compared to approximately 3,400 barrels per day in the prior year quarter.

Average Sales Prices

The average equivalent sales price realized for the three months ended June 30, 2021 was $37.93 per Boe compared to $12.14 per Boe for the three months ended June 30, 2020. The lower prior year prices were attributable to the decline in all realized commodity prices in early 2020 as a result of the initial spread of the COVID-19 pandemic and its negative impact on the global demand for oil and natural gas. The increase in domestic vaccination programs have helped reduce the spread of COVID-19 in 2021, which has contributed to an improvement in the economy and higher realized commodity prices in 2021. The realized price of oil averaged $63.03 per Bbl in the second quarter of 2021 compared to an average of $22.94 per Bbl in the prior year quarter. The realized price of natural gas averaged $2.94 per Mcf in the second quarter of 2021 compared to an average of $1.35 per Mcf in the prior year quarter, and the realized price of NGLs averaged $26.46 per Bbl in the second quarter of 2021 compared to an average of $10.81 per Bbl in the prior year quarter. Also contributing to the improvement in the average sales price per barrel of oil equivalent, period over period, was the increase in the percentage of our total production that came from the higher value of crude oil and NGL production sales.

Other Operating Revenues

We reported $0.3 million of other operating revenues during the three months ended June 30, 2021 specifically related to the plant and pipeline acquired in the Mid-Con Acquisition. We did not report any other operating revenues during the prior year period.

Operating Expenses

Total operating expenses for the three months ended June 30, 2021 were approximately $36.5 million, or $16.62 per Boe, compared to $15.0 million, or $10.23 per Boe, for the three months ended June 30, 2020. The table below provides additional detail of total operating expenses for the three month periods:

	Three Months Ended June 30,
	2021		2020
	(in thousands)	(per Boe)	(in thousands)	(per Boe)
Lease operating expenses	$18,435	$ 8.39	$9,014	$ 6.14
Production & ad valorem taxes	6,351	2.89	828	0.56
Transportation & processing costs	8,372	3.81	4,579	3.12
Workover costs	2,894	1.32	595	0.41
Other operating expenses	457	0.21	—	—
Total operating expenses	$36,509	$ 16.62	$15,016	$ 10.23

Lease operating expenses (“LOE”) were $18.4 million and $9.0 million for the three months ended June 30, 2021 and June 30, 2020, respectively. The LOE related to the properties acquired in the Mid-Con Acquisition was approximately $6.2 million, or $22.26 per Boe, and the LOE related to the properties acquired in the Silvertip Acquisition was approximately $6.2 million, or $8.93 per Boe, in the second quarter of 2021, which is the primary reason for the increase in LOE expense and rate per Boe in the current year quarter compared to the prior year quarter.

Transportation and processing costs were approximately $8.4 million compared to $4.6 million for the three months ended June 30, 2021 and 2020, respectively. The properties acquired in the Silvertip Acquisition incurred transportation and processing costs of approximately $2.9 million, or $4.23 per Boe, in the second quarter of 2021, which is the primary reason for the increase in transportation and processing costs and rate per Boe in the current year quarter compared to the prior year quarter.

Production and ad valorem taxes were $6.4 and $0.8 million for the three months ended June 30, 2021 and June 30, 2020, respectively. The production and ad valorem taxes related to the acquired properties in the second quarter of 2021 were approximately $1.4 million, or $5.05 per Boe, for those acquired in the Mid-Con Acquisition and approximately $2.3 million, or $4.92 per Boe, for those acquired in the Silvertip Acquisition, both of which contributed to the increase in expense and rate per Boe in the current year quarter compared to the prior year quarter.

We reported $0.5 million of other operating expenses during the three months ended June 30, 2021 specifically related to the plant and pipeline acquired in the Mid-Con Acquisition. We did not report any other operating expenses during the prior year period.

Exploration Expense

Exploration expense was $0.1 million for the three months ended June 30, 2021, compared to $11.2 million in the prior year period, which included $10.9 million of dry hole costs related to the unsuccessful result on the drilling of the Iron Flea exploratory prospect in the shallow waters of the Grand Isle area of the Gulf of Mexico.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense for the three months ended June 30, 2021 was approximately $11.5 million, or $5.22 per Boe. This compares to approximately $5.1 million, or $3.47 per Boe, for the three months ended June 30, 2020. The higher depletion expense and rate per Boe for the three months ended June 30, 2021 is attributable to the properties from the Mid-Con Acquisition and the Silvertip Acquisition. The second quarter 2021 expense related to the acquired properties was approximately $2.4 million, or $8.65 per Boe, for those acquired in the Mid-Con Acquisition and approximately $4.4 million, or $9.43 per Boe, for those acquired in the Silvertip Acquisition.

Impairment and Abandonment Expenses

During the three months ended June 30, 2021, we recorded a $0.2 million non-cash charge for unproved impairment expense related to expiring leases in our Permian region. We did not record any impairment expense related to proved properties during the three months ended June 30, 2021.

During the three months ended June 30, 2020, we did not record any impairment related to our properties.

General and Administrative Expenses

Total general and administrative expenses for the three months ended June 30, 2021 were approximately $13.5 million, compared to $7.8 million for the three months ended June 30, 2020, with the current quarter increase primarily attributable to the Mid-Con Acquisition and the related additional expenses.

The table below provides additional detail of general and administrative expenses for the comparative three month periods:

	Three Months Ended June 30,
	2021	2020

	(in thousands)
Wages and employee benefits (1)	$5,547	$3,366
Non-cash stock-based compensation (2)	3,110	266
Professional fees (3)	1,325	2,039
Professional fees - special (4)	1,911	551
Recouped overhead (5)	(2,231)	(638)
Other (6)	3,821	2,252
Total general and administrative expenses	$13,483	$7,836
(1)	Higher wages and employee benefits during the three months ended June 30, 2021 due to additional employees acquired by the Company in connection with the Mid-Con Acquisition.

(2)	Higher stock-based compensation expense for the three months ended June 30, 2021, due to restricted stock and PSU grants being awarded in the second quarter of 2021 as compared to the third quarter of 2020, as part of annual incentive bonus compensation, as well as an increase in the number of PSUs granted in 2021 and 2020 and the related increase in expense.
(3)	Primarily includes fees related to recurring legal counsel, technical consultants and accounting and auditing costs.
(4)	Non-recurring fees incurred in conjunction with our pursuit of strategic initiatives, including the integration of assets from the Mid-Con Acquisition. See Item 1. Note 3 – “Acquisitions and Dispositions” for further details.
(5)	These credits relate to overhead we recoup from working interest partners on our operated properties and offset against our other general and administrative costs. The increase in the current year credit is due to the additional overhead related to the acquired properties.
(6)	Includes fees related to insurance, office costs and other company expenses.

Loss from Affiliates

For the three months ended June 30, 2021, we recorded a loss from affiliates of approximately $0.8 million, net of no tax expense, attributable to our equity investment in Exaro. For the three months ended June 30, 2020, we recorded a loss from affiliates of approximately $0.2 million, net of no tax expense, attributable to our equity investment in Exaro.

Gain from Sale of Assets

During the three months ended June 30, 2021, we sold certain non-core Powder River Basin producing properties in Wyoming, which we acquired in the first quarter of 2021 as part of the Silvertip Acquisition. We also sold certain non-core, legacy and recently acquired producing and non-producing properties located in our Midcontinent, Permian and Other regions. These properties were sold for a collective total of approximately $2.6 million in cash and the buyers’ assumption of approximately $4.6 million in plugging and abandonment liabilities resulting in a net gain of $0.1 million recorded during the three months ended June 30, 2021.

During the three months ended June 30, 2020, we sold non-core producing and non-producing properties located in our Midcontinent region. These properties were sold for approximately $0.5 million in cash and the buyers’ assumption of approximately $5.0 million in plugging and abandonment liabilities and revenue held in suspense. We recorded a gain of $4.4 million during the three months ended June 30, 2020, primarily as a result of the buyers’ assumption of the asset retirement obligations associated with the sold properties.

Loss on Derivatives

During the three months ended June 30, 2021, we recorded a loss on derivatives of $53.5 million. Of this amount, $47.1 million was a non-cash reduction in the mark-to-market value of our hedges as commodity prices improved during 2021, and $6.4 million were realized losses during the second quarter of 2021. During the three months ended June 30, 2020, we recorded a loss on derivatives of $8.8 million. Of this amount, $20.2 million were non-cash mark-to-market losses, and $11.4 million were realized gains.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Oil, Natural Gas and NGL Sales and Production

Our revenues are primarily from the sale of our oil, natural gas and NGL production. Our revenues may vary significantly from year to year depending on production volumes and changes in commodity prices, each of which may fluctuate widely. As discussed above, oil prices declined significantly in the first quarter of 2020 as a result of the effects of the COVID-19 pandemic and the ongoing disruptions to the global energy markets. While those factors generally kept downward pressure and instability on the commodity price markets in 2020, due to the increase in domestic vaccination programs and the related improvement in, and the forecast for, the economy, we have experienced meaningful commodity price improvement in 2021. Our production sales are subject to significant variation as a result of new operations, weather events, transportation and processing constraints and mechanical issues. In addition, our production from individual wells naturally declines over time as we produce our reserves.

We reported revenues of $143.6 million for the six months ended June 30, 2021 compared to revenues of $52.4 million for the six months ended June 30, 2020. The current year increase is attributable to the increases in commodity prices in 2021, the additional production sales from the properties acquired in the Mid-Con Acquisition and the Silvertip Acquisition, and the impact of the increase in the Company’s percentage of oil/liquids sales as compared to total sales.

The revenues related to acquired properties in the Mid-Con Acquisition were approximately $27.1 million, and the revenues related to the properties acquired in the Silvertip Acquisition were approximately $41.1 million for the six months ended June 30, 2021.

Total production sales for the six months ended June 30, 2021 were approximately 4.0 MMBoe (58% liquids), or 21.9 MBoe/d, compared to approximately 3.2 MMBoe (47% liquids), or 17.6 MBoe/d in the prior year period. Net oil production sales were approximately 8,500 barrels per day for the six months ended June 30, 2021, compared to approximately 4,800 barrels per day in the prior year period, an increase attributable to the production from the properties acquired in the Mid-Con Acquisition and the Silvertip Acquisition. Net natural gas production sales were approximately 55.4 MMcf per day during the six months ended June 30, 2021, compared with approximately 55.6 MMcf per day during the six months ended June 30, 2020. The 2021 natural gas production sales were comparable to the prior year period, despite the additional production from the 2021 acquisitions, due to the harsh winter storms in February 2021 and the related downtime in the first quarter of 2021. Net NGL production sales increased to approximately 4,200 barrels per day during the six months ended June 30, 2021 compared to approximately 3,600 barrels per day in the prior year period, an increase attributable to the production from the properties acquired in the Mid-Con Acquisition and the Silvertip Acquisition.

Average Sales Prices

The average equivalent sales price realized for the six months ended June 30, 2021 was $36.05 per Boe compared to $16.43 per Boe for the six months ended June 30, 2020. The lower prior year equivalent price was a result of the decline in all realized commodity prices in early 2020, as a result of the initial spread of the COVID-19 pandemic and its negative impact on the global demand for oil and natural gas. The increase in domestic vaccination programs have helped reduce the spread of COVID-19 in 2021, which has contributed to an improvement in the economy and higher realized commodity prices in 2021. The realized price of oil averaged $60.47 per Bbl in the first half of 2021 compared to an average of $35.46 per Bbl in the prior year period. The realized price of natural gas averaged $2.92 per Mcf in the first half of 2021 compared to an average of $1.46 per Mcf in the prior year period, and the realized price of NGLs averaged $27.17 per Bbl in the first half of 2021 compared to an average of $10.85 per Bbl in the prior year period. Also contributing to the improvement in the average sales price per barrel of oil equivalent, period over period, was the increase in the percentage of our total production that came from the higher value of crude oil and NGL production sales.

Other Operating Revenues

We reported $0.5 million of other operating revenues during the six months ended June 30, 2021 specifically related to the plant and pipeline acquired in the Mid-Con Acquisition. We did not report any other operating revenues during the prior year period.

Operating Expenses

Total operating expenses for the six months ended June 30, 2021 were approximately $64.0 million, or $16.12 per Boe, compared to $34.3 million, or $10.75 per Boe, for the six months ended June 30, 2020. The table below provides additional detail of total operating expenses for the six month periods:

	Six Months Ended June 30,
	2021		2020
	(in thousands)	(per Boe)	(in thousands)	(per Boe)
Lease operating expenses	$34,928	$ 8.80	$19,838	$ 6.21
Production & ad valorem taxes	9,891	2.49	2,574	0.81
Transportation & processing costs	14,148	3.56	10,131	3.18
Workover costs	4,268	1.08	1,729	0.55
Other operating expenses	750	0.19	—	—
Total operating expenses	$63,985	$ 16.12	$34,272	$ 10.75

Lease operating expenses (“LOE”) were $34.9 million and $19.8 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The LOE related to the properties acquired in the Mid-Con Acquisition was approximately $10.7 million, or $22.79 per Boe, and the LOE related to the properties acquired in the Silvertip Acquisition was approximately $10.0 million, or $9.49 per Boe in the first half of 2021, which is the primary reason for the increase in LOE expense and rate per Boe, in the current year period compared to the prior year period.

Transportation and processing costs were approximately $14.1 million compared to $10.1 million for the six months ended June 30, 2021 and 2020, respectively. The properties acquired in the Silvertip Acquisition incurred transportation and processing costs of approximately $3.9 million, or $3.66 per Boe in the second quarter of 2021, which is the primary reason for the increase in transportation and processing costs and rate per Boe in the current year period compared to the prior year period.

Production and ad valorem taxes were $9.9 million and $2.6 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The production and ad valorem taxes related to the acquired properties in the first half of 2021 were approximately $2.3 million, or $4.92 per Boe, for those acquired in the Mid-Con Acquisition and approximately $3.7 million, or $3.49 per Boe, for those acquired in the Silvertip Acquisition, both of which contributed to the increase in production and ad valorem tax expense and rate per Boe in the current year period compared to the prior year period.

We reported $0.8 million of other operating expenses during the six months ended June 30, 2021 specifically related to the plant and pipeline acquired in the Mid-Con Acquisition. We did not report any other operating expenses during the prior year period.

Exploration Expense

Exploration expense was $0.3 million for the six months ended June 30, 2021, compared to $11.6 million in the prior year period, which included $10.9 million of dry hole costs related to the unsuccessful result on the drilling of the Iron Flea exploratory prospect in the shallow waters of the Grand Isle area of the Gulf of Mexico.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense for the six months ended June 30, 2021 was approximately $20.6 million, or $5.19 per Boe. This compares to approximately $17.9 million, or $5.63 per Boe, for the six months ended June 30, 2020. The higher depletion expense for the current year period was related to the acquired properties and included approximately $4.4 million, or $9.43 per Boe, for the properties acquired in the Mid-Con Acquisition and approximately $5.1 million, or $4.87 per Boe, for the properties acquired in the Silvertip Acquisition.

Impairment and Abandonment Expenses

During the six months ended June 30, 2021, we recorded a $0.2 million non-cash charge for unproved impairment expense related to expiring leases in our Permian region. We did not record any impairment expense related to proved properties during the six months ended June 30, 2021.

During the six months ended June 30, 2020, we recorded a $143.3 million non-cash charge for proved property impairment of our onshore properties as a result of the dramatic decline in commodity prices, the impact of the lower prices on the PV-10 of our proved reserves, and the associated change in our then forecasted development plans for proved, undeveloped locations. We also recorded a $2.6 million non-cash charge for unproved impairment expense during the six months ended June 30, 2020, related to acquired leases in our Midcontinent region that expired in 2020.

General and Administrative Expenses

Total general and administrative expenses for the six months ended June 30, 2021 were approximately $24.8 million, compared to $15.5 million for the six months ended June 30, 2020, with the current year increase primarily attributable to the Mid-Con Acquisition and the related additional expenses.

The table below provides additional detail of general and administrative expenses for the comparative six month periods:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Wages and employee benefits (1)	$10,011	$5,934
Non-cash stock-based compensation (2)	4,889	616
Professional fees (3)	2,639	3,655
Professional fees - special (4)	3,757	1,334
Recouped overhead (5)	(3,393)	(1,319)
Other (6)	6,939	5,267
Total general and administrative expenses	$24,842	$15,487

(1)	Higher wages and employee benefits during the six months ended June 30, 2021 due to additional employees acquired by the Company in connection with the Mid-Con Acquisition.
(2)	Higher stock-based compensation expense for the six months ended June 30, 2021, due to restricted stock and PSU grants being awarded in the second quarter of 2021 as compared to the third quarter of 2020, as part of annual incentive bonus compensation, as well as an increase in the number of PSUs granted in 2021 and 2020 and the related increase in expense.
(3)	Primarily includes fees related to recurring legal counsel, technical consultants and accounting and auditing costs.
(4)	Non-recurring fees incurred in conjunction with our pursuit of strategic initiatives, including the integration of assets from the Mid-Con Acquisition. See Item 1. Note 3 – “Acquisitions and Dispositions” for further details.
(5)	These credits relate to overhead we recoup from working interest partners on our operated properties and offset against our other general and administrative costs. The increase in the current year credit is due to the additional overhead related to the acquired properties.
(6)	Includes fees related to insurance, office costs and other company expenses.

Gain (Loss) from Affiliates

For the six months ended June 30, 2021, we recorded a loss from affiliates of approximately $0.8 million, net of no tax expense, attributable to our equity investment in Exaro. For the six months ended June 30, 2020, we recorded a gain from affiliates of approximately $0.1 million, net of no tax expense, attributable to our equity investment in Exaro.

Gain from Sale of Assets

During the six months ended June 30, 2021, we sold certain non-core Powder River Basin producing properties in Wyoming, which we acquired in the first quarter of 2021 as part of the Silvertip Acquisition. We also sold certain non-core, legacy and recently acquired producing and non-producing properties located in our Midcontinent, Permian and Other regions. These properties were sold for a collective total of approximately $2.8 million in cash and the buyers’ assumption of approximately $4.6 million in plugging and abandonment liabilities, resulting in a net gain of $0.3 million recorded during the six months ended June 30, 2021.

During the six months ended June 30, 2020, we sold non-core producing and non-producing properties located in our Midcontinent region. These properties were sold for approximately $0.5 million in cash and the buyers’ assumption of approximately $5.0 million in plugging and abandonment liabilities and revenue held in suspense. We recorded a gain of $4.4 million during the six months ended June 30, 2020, primarily as a result of the buyers’ assumption of the asset retirement obligations associated with the sold properties.

Gain (Loss) on Derivatives

During the six months ended June 30, 2021, we recorded a loss on derivatives of $69.6 million. Of this amount, $60.7 million was a non-cash reduction in the mark-to-market value of our hedges as commodity prices improved during 2021, and $8.8 million were realized losses during the first half of 2021. During the six months ended June 30, 2020, we recorded a gain on derivatives of $37.9 million. Of this amount, $21.2 million were non-cash mark-to-market gains, and $16.7 million were realized gains.

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

Cash Provided by Operating Activities

Cash flows provided by operating activities were approximately $64.0 million and $8.2 million for the six months ended June 30, 2021 and 2020, respectively. The table below provides additional detail of cash flows from operating activities for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Cash flows from operating activities, exclusive of changes in working capital accounts	$50,210	$17,663
Changes in operating assets and liabilities	13,824	(9,450)
Net cash provided by operating activities	$64,034	$8,213

Cash Used in Investing Activities

Net cash flows used in investing activities were $120.4 million and $19.5 million for the six months ended June 30, 2021 and 2020, respectively. The 2021 activity is primarily related to the Mid-Con Acquisition and the Silvertip Acquisition, as discussed below. The 2020 activity was primarily related to an offshore exploratory prospect and completion and infrastructure costs in the Southern Delaware Basin.

On January 21, 2021, we closed on the Mid-Con Acquisition and issued a total of 25,552,933 shares of Contango common stock and paid all outstanding borrowings of Mid-Con’s existing credit facility for $68.7 million. See Item 1. Note 3 – “Acquisitions and Dispositions” for further details.

On February 1, 2021, we closed on the Silvertip Acquisition. In connection with the execution of the purchase agreement during the fourth quarter of 2020, we paid a $7.0 million as a deposit for the Company’s obligations. A balance of $46.2 million was paid upon closing, after customary closing adjustments, including the results of operations during the period between the effective date of August 1, 2020 and the closing date. See Item 1. Note 3 – “Acquisitions and Dispositions” for further details.

During the six months ended June 30, 2021, we incurred capital expenditures of approximately $13.8 million, of which $5.2 million related to the drilling of the Southern Delaware Basin wells. We also incurred approximately $6.4 million in expenditures primarily related to redevelopment activities of recently acquired properties in our Midcontinent, Permian and Rockies regions and $1.9 million in unproved offshore prospect costs, of which $1.1 million was paid for with the proceeds of an issuance of Company common stock, pursuant to our joint development agreement with Juneau Oil & Gas, LLC. The capital expenditures in the prior year period primarily related to the offshore dry hole exploratory prospect and completion and infrastructure costs in the Southern Delaware Basin.

We currently forecast our 2021 capital expenditure budget to be a total of approximately $30.0 - $34.0 million for recompletions, facility upgrades, waterflood development and select drilling in the West Texas Permian (expected 3 net locations, 6 gross locations), among other things. The planned capital expenditures also include development opportunities in our acquired properties as part of the Mid-Con Acquisition and the Silvertip Acquisition. The capital expenditure program will continue to be evaluated for revision throughout the year. We believe that we will have the financial resources to increase the currently planned 2021 capital expenditure budget, when and if deemed appropriate, including as a result of changes in commodity prices, economic conditions or operational factors.

Cash Provided by Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2021 and 2020 were approximately $57.1 million and $10.0 million, respectively. The 2021 activity is primarily related to net borrowings under our Credit Agreement and also includes the issuance of 387,011 shares of the Company’s common stock, in lieu of cash, as payment for $1.1 million in offshore prospect costs pursuant to our joint development agreement with Juneau Oil & Gas, LLC. The 2020 activity includes $6.4 million related to net borrowings outstanding under our Credit Agreement and approximately $3.4 million related to proceeds from the PPP Loan (defined below) we received under the CARES Act in April 2020.

In 2020, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (the “Sales Agent”). Pursuant to the terms of the Sale Agreement, we may sell, from time to time through the Sales Agent in the open market, subject to satisfaction of certain conditions, shares of our common stock having an aggregate offering price of up to $100,000,000 (the “ATM Program”). We intend to use the net proceeds from any sales through the ATM Program, after deducting the Sales Agent’s commission and any offering expenses, to repay borrowings under our Credit Agreement (as defined below) and for general corporate purposes, including, but not limited to, acquisitions and exploratory drilling. Under the Sale Agreement, we sold 117,571 shares for net proceeds of $0.5 million during the six months ended June 30, 2021.

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

Credit Agreement

On September 17, 2019, we entered into a new revolving credit agreement with JPMorgan Chase Bank and other lenders (as amended, the “Credit Agreement”), which established a borrowing base of $65 million. The Credit Agreement was thereafter amended to add additional banks to the lender group, to provide for certain modifications to the Company’s minimum hedging covenants, cash requirements and financial covenants and adjust the borrowing base pursuant to the regularly scheduled semi-annual redetermination process. The semi-annual redeterminations will occur on or around May 1st and November 1st of each year. Upon the close of the Mid-Con Acquisition on January 21, 2021, our borrowing base increased to $130.0 million with an automatic $10.0 million stepdown in the borrowing base on March 31, 2021. On May 3, 2021, we entered into the Fifth Amendment to the Credit Agreement which provided for, among other things, an increase in the Company’s borrowing base from $120.0 million to $250.0 million, effective May 3, 2021, and expanded the bank group from nine to eleven banks. The Fifth Amendment also includes less restrictive hedge requirements and certain modifications to the financial covenants. See Item 1. Note 10 – “Long-Term Debt” for more information. As of June 30, 2021, we had $69.0 million outstanding under the Credit Agreement and $2.9 million in outstanding letters of credit, with borrowing availability of approximately $178.1 million.

The Credit Agreement matures on September 17, 2024. The Credit Agreement contains customary and typical restrictive covenants. The Fifth Amendment reinstated the Current Ratio and Leverage Ratio requirements beginning as of June 30, 2021, and requires a Current Ratio of greater than or equal to 1.0:1.0 and a Leverage Ratio of less than or equal to 3.25:1.0. As of June 30, 2021, we were in compliance with all financial covenants under the Credit Agreement.

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

The PPP Loan was set to matures on the two-year anniversary of the funding date and bears interest at a fixed rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), commenced after the six-month anniversary of the funding date. The promissory note evidencing the PPP Loan provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects.

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

We utilized the PPP Loan amount for qualifying expenses during the 24-week coverage period, and on July 12, 2021, submitted our updated application for forgiveness of the total amount outstanding under the PPP Loan in accordance with the updated application terms of the CARES Act and related guidance. On August 6, 2021, we received notice from the Small Business Administration that our PPP loan was forgiven in its entirety.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Item 1. Note 2 to our Financial Statements – “Summary of Significant Accounting Policies.”

Off Balance Sheet Arrangements

We may enter into off balance sheet arrangements that can give rise to off-balance sheet obligations. As of June 30, 2021, our off balance sheet arrangements consisted of delay rentals, surface damage payments and rental payments associated with salt water disposal contracts, as discussed in our 2020 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial and Accounting Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and our Chief Financial and Accounting Officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company is in the process of integrating the accounting for the operating results of the assets acquired in the Mid-Con Acquisition and the Silvertip Acquisition into the Company’s internal control structure over financial reporting, and in conjunction with that process, and where deemed appropriate or necessary, has incorporated controls similar to Company controls currently existing. As a result of these integration activities, certain controls have been evaluated and revised where deemed appropriate. Other than such changes, there was no change in our internal control over financial reporting during the six months ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see Item 1. Note 12 to our Financial Statements – “Commitments and Contingencies.”

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A. of Part 1 of our 2020 Form 10-K.

RISKS RELATING TO THE PENDING INDEPENDENCE MERGER

We may fail to complete the Pending Independence Merger if certain required conditions, many of which are outside our control, are not satisfied.

Completion of the Pending Independence Merger is subject to various customary closing conditions, including, but not limited to:

●	approval and adoption of the Pending Independence Merger agreement (the “Transaction Agreement”) by our stockholders;
●	the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;
●	the absence of any order of injunction prohibiting the consummation of the Pending Independence Merger;
●	no material adverse effect (“MAE”) occurring with respect to us or Independence;
●	subject to certain exceptions and materiality and MAE standards, the accuracy of the representations and warranties of the parties to the Transaction Agreement;
●	performance and compliance by the parties to the Transaction Agreement in all material respects with agreements and covenants contained in the Transaction Agreement; and
●	the registration statement on Form S-4 will have become effective under the Securities Act, and no stop order suspending its effectiveness may be in effect or threatened.

Many of the conditions to completion of the Pending Independence Merger are not within our control, and we cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to January 7, 2022, it is possible that the Transaction Agreement may be terminated. Although Contango and Independence have agreed in the Transaction Agreement to use reasonable best efforts, they may not be able to satisfy or receive the various closing conditions and obtain the necessary approvals in a timely fashion or at all.

Failure to complete the Pending Independence Merger could negatively impact our stock price and future businesses and financial results.

If the Pending Independence Merger is not completed, we will be subject to several risks, including the following:

●	we may experience negative reactions from our customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners;

●	we may be liable to Independence under the terms and conditions of the Transaction Agreement, including a termination fee in certain circumstances;
●	payment for certain costs relating to the Pending Independence Merger, whether or not the Pending Independence Merger is completed, such as legal, accounting, financial advisor and printing fees;
●	negative reactions from the financial markets, including declines in the price of our stock due to the fact that current prices may reflect a market assumption that the Pending Independence Merger will be completed;
●	diverted attention of company management to the Pending Independence Merger rather than to our operations and pursuit of other opportunities that could have been beneficial to us; and
●	we may face litigation related to any failure to complete the Pending Independence Merger or related to any enforcement proceeding commenced against Contango to perform its obligations pursuant to the Transaction Agreement.

If the Pending Independence Merger is not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and stock price.

Shares of Class A common stock, par value $0.0001 per share, of New PubCo (“New PubCo Class A Common Stock”) received by our stockholders as a result of the Pending Independence Merger will have different rights from shares of our common stock and will have less influence over management.

Upon closing of the Pending Independence Merger, our stockholders will no longer be stockholders of Contango. Our stockholders who receive the merger consideration will become stockholders of IE PubCo Inc., a Delaware corporation (“New PubCo”), and their rights as New PubCo stockholders will be governed by the terms of New PubCo’s charter and bylaws. There will be important differences between the current rights of our stockholders and the rights to which such stockholders will be entitled as New PubCo stockholders. Unlike common equity in traditional corporate structures, including our existing structure, holders of New PubCo’s common stock will not vote for the election of directors. As a result, holders of New PubCo’s common stock will have less ability to influence New PubCo’s business than would the holders of common equity in a traditional corporate structure such as ours.

We will be subject to various uncertainties and contractual restrictions while the Pending Independence Merger is pending that could adversely affect our business and operations.

Uncertainty about the effect of the Pending Independence Merger on customers, suppliers and vendors may have an adverse effect on our business, financial condition and results of operations. It is possible that some customers, suppliers and other persons with whom we have business relationships may delay or defer certain business decisions, or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Pending Independence Merger, which could negatively affect our financial results, as well as the market price of our stock, regardless of whether the Pending Independence Merger is completed.

Additionally, under the terms of the Transaction Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Pending Independence Merger. The Transaction Agreement obligates us to operate our business in the ordinary course consistent with past practice and to use our reasonable best efforts to preserve intact our business organization, preserve our assets, rights and properties in good repair and condition, preserve our existing relationships with governmental authorities and preserve our relationships with customers, suppliers, contractors, licensors, licensees, distributors and others having business dealings with us. These restrictions could prevent Contango from pursuing certain business opportunities that arise prior to the completion of the Pending Independence Merger and are outside the ordinary course of business. Such limitations could negatively affect our businesses and operations prior to the completion of the Transactions. “Transactions” as used herein shall mean the transactions contemplated by the Transaction Agreement.

We may have difficulty attracting, motivating and retaining executives and other employees in light of the Pending Independence Merger.

Uncertainty about the effect of the Pending Independence Merger on our employees may impair our ability to attract, retain and motivate personnel until the Pending Independence Merger is completed. Employee retention may be particularly challenging during the pendency of the Pending Independence Merger, as employees may feel uncertain about their future roles with the combined organization. In addition, we may have to provide additional compensation in order to retain employees. If employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined company, the combined company’s ability to realize the anticipated benefits of the Transactions could be adversely affected.

In connection with the Pending Independence Merger, Independence, Contango and/or the combined company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could negatively affect the business, assets, liabilities, prospects, outlook, financial condition and results of operations of Independence, Contango and/or New PubCo.

Although Independence and Contango have conducted extensive due diligence in connection with the Pending Independence Merger, we cannot assure you that this diligence revealed all material issues that may be present, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Contango’s and Independence’s control will not later arise. Even if Contango’s and Independence’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with Contango’s and Independence’s preliminary risk analysis. Further, as a result of the Pending Independence Merger, purchase accounting, and the proposed operation of the combined company going forward, Independence, Contango and/or the combined company may be required to take write-offs or write- downs, restructuring and impairment or other charges. As a result, Independence, Contango and/or the combined company may be forced to write-down or write-off assets, restructure its operations, or incur impairment or other charges that could negatively affect the business, assets, liabilities, prospects, outlook, financial condition and results of operations of Independence, Contango and/or the combined company.

If the Pending Independence Merger, does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, our stockholders may be required to pay substantial U.S. federal income taxes.

The Pending Independence Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code, and we intend to report the Pending Independence Merger consistent with such qualification.

However, it is not a condition to complete the Pending Independence Merger that it be treated as a “reorganization,” and neither New PubCo nor Contango intends to obtain a ruling from the IRS with respect to the tax consequences of the mergers. If the IRS or a court determines that the mergers, taken together, should not be treated as a “reorganization” within the meaning of Section 368(a) of the Code, a U.S. holder of our stockholders would generally recognize taxable gain or loss upon the exchange of our common stock for New PubCo Class A Common Stock.

The Transaction Agreement limits our ability to pursue alternatives to the Pending Independence Merger and requires us, in specified circumstances, to pay a termination fee if we do so, which may discourage other bidders from making a favorable alternative transaction proposal.

The Transaction Agreement restricts our ability, subject to specified exceptions, from initiating, encouraging, soliciting or entering into discussions with any third party regarding alternative acquisition proposals. This prohibition limits Contango’s ability to pursue offers from other possible acquirers that may be superior from a financial point of view. In addition, if the Transaction Agreement is terminated under certain specified circumstances, we would be required to pay a $33,375,989 termination fee to Independence.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of our stock or assets from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Transactions. Similarly, these provisions might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances. If the Transaction Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Transactions.

We may be a target of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the Pending Independence Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Contango’s and Independence’s respective liquidity and financial condition.

Lawsuits that may be brought against us could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Transaction Agreement already implemented and to otherwise enjoin the parties from consummating the Pending Independence Merger. One of the closing conditions to is that no order or injunction issued by any court or other governmental entity of competent jurisdiction or other legal restraint or prohibition has been entered and continues to be in effect and no law has been adopted or is effective, in either case, that prohibits or makes illegal the closing of the Pending Independence Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Pending Independence Merger, that injunction may delay or prevent the Transactions from being completed within the expected timeframe or at all, which may adversely affect our business, financial position and results of operation. We, or Independence, may terminate the Transaction Agreement if any court of competent jurisdiction or other governmental entity issues any judgment, order, injunction, rule or decree, or takes any other action restraining, enjoining or otherwise prohibiting any of the Transactions contemplated by the Transaction Agreement, and such judgment, order, injunction, rule, decree or other action becomes final and nonappealable, so long as the party seeking to terminate the Transaction Agreement has used its reasonable best efforts to contest, appeal and remove such judgment, order, injunction, rule, decree, ruling or other action in accordance with the terms of the Transaction Agreement.

There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Pending Independence Merger is completed may adversely affect our business, financial condition, results of operations and cash flows.

RISKS RELATED TO THE PENDING WIND RIVER BASIN ACQUISITION

We may be unable to integrate the assets purchased in the Pending Wind River Basin Acquisition successfully or realize the anticipated benefits thereof.

On July 7, 2021, we entered into a purchase and sale agreement (the “PSA”) with Burlington Resources Oil & Gas Company LP, Burlington Resources Trading LLC, ConocoPhillips Company, Inexco Oil Company and The Louisiana Land and Exploration Company LLC to acquire certain assets located in the Wind River Basin of Wyoming for a purchase price of $67.0 million, subject to customary purchase price adjustments. The combination of independent businesses and assets is complex, costly and time consuming. Potential difficulties that we may encounter as part of the integration process include the following:

●	the inability to successfully combine and integrate these assets in a manner that permits us to achieve, on a timely basis or at all, the enhanced revenue opportunities and cost savings and other benefits and synergies anticipated to result from the Pending Wind River Basin Acquisition;
●	diversion of resources and management attention from our legacy business and the Pending Wind River Basin Acquisition;
●	complexities associated with managing the purchased assets, including the challenge of integrating complex systems, technology, networks and other assets in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
●	the assumption of contractual obligations with less favorable or more restrictive terms;
●	potential unknown liabilities and unforeseen increased expenses or delays associated with the Pending Wind River Basin Acquisition; and
●	the disruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these issues could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the Pending Wind River Basin Acquisition, or could reduce our earnings or otherwise adversely affect our business and financial results.

The Pending Wind River Basin Acquisition may not be completed and the PSA may be terminated in accordance with its terms. Failure to complete the Pending Wind River Basin Acquisition could negatively impact the price of shares of our common stock, as well as our future business and financial results.

The Pending Wind River Basin Acquisition is expected to close in the third quarter of 2021, subject to a number of conditions that must be satisfied, or waived, in each case prior to the completion of the Pending Wind River Basin Acquisition. These conditions to the completion of the Pending Wind River Basin Acquisition, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Pending Wind River Basin Acquisition may be delayed or may not be completed. The PSA may also be terminated under certain circumstances. If the transactions contemplated by the PSA are not completed for any reason, our ongoing businesses and financial results may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2021, the Company issued 170,345 shares of its common stock, in lieu of cash, as payment for $0.7 million in offshore prospect costs as part of the Company’s joint development agreement with Juneau Oil & Gas, LLC.  Such securities were issued pursuant to the exemption from registration contained in [Section 4(a)(2) of the Securities Act.

The Company withheld the following shares from employees during the quarter ended June 30, 2021 for the payment of taxes due on shares of restricted stock that vested and were issued under its stock-based compensation plans:

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	Purchased as Part of	of Shares that May Yet
Period	Shares Withheld	Per Share	Publicly Announced Program	be Purchased Under Program

April 2021	11,736	$5.06	—	$—
May 2021	—	$—	—	$—
June 2021	120,158	$4.52	—	$—
Total	131,894	$4.57	—	$31.8 million (1)
(1)	In September 2011, the Company’s board of directors approved a $50 million share repurchase program. All shares are to be purchased in the open market from time to time by the Company or through privately negotiated transactions. The purchases are subject to market conditions and certain volume, pricing and timing restrictions to minimize the impact of the purchases upon the market. The program does not have an expiration date. No shares were purchased for the quarter ended June 30, 2021. As of June 30, 2021, the Company has $31.8 million available under its share repurchase program, however, those repurchases could be limited by provisions of the Company’s Credit Agreement.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1

Transaction Agreement dated as of June 7, 2021, by and among Contango Oil  & Gas Company, Independence Energy LLC, IE PubCo Inc., IE OpCo LLC, IE C Merger Sub Inc. and IE L Merger Sub LLC Amended and Restated Certificate of Formation of Contango Oil & Gas Company (filed as Exhibit 2.1 to the Company’s Report on Form 8-K dated June 8, 2021, as filed with the Securities and Exchange Commission on June 8, 2021 and incorporated by reference herein).

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

10.1*

Contango Oil and Gas Company Change in Control Severance Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q dated May 13, 2021, as filed with the Securities and Exchange Commission on May 13, 2021 and incorporated by reference herein).

10.2*

Contango Oil and Gas Company Executive Severance Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q dated May 13, 2021, as filed with the Securities and Exchange Commission on May 13, 2021 and incorporated by reference herein).

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Shareholders’ Equity, and (v) Notes to the Consolidated Financial Statements. †

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).†

* Indicates a management contract or compensatory plan or arrangement

†	Filed herewith.
††	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTANGO OIL & GAS COMPANY

Date: August 11, 2021	By:	/s/ WILKIE S. COLYER
Wilkie S. Colyer
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2021	By:	/s/ E. JOSEPH GRADY
E. Joseph Grady
Senior Vice President and Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)